Form 10-Q
period 1996-03-31
INFONAUTICS INC
filed 1996-06-07
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                      FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - -----    EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996
                                                   --------------

                                          or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934

           For the transition period from _____________ to ________________

                            Commission file number 0-28284


                                  INFONAUTICS, INC.
                (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2702366
             ------------                              ----------
     (State of other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)


                  900 West Valley Road, Suite 1000, Wayne, Pa  19087
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes             No  X
                                                -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at March 31, 1996
                  -----                      -----------------------------
  Class A Common Stock, no par value                   5,935,748
  Class B Common Stock, no par value                     100,000

                                  INFONAUTICS, INC.


                                        INDEX



                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets (unaudited) as of March 31,
      1996 and December 31, 1995                                           3

    Consolidated Statements of Operations (unaudited) for the
      three months ended March 31, 1996 and March 31, 1995                 4

    Consolidated Statements of Cash Flows (unaudited) for the
      three months ended March 31, 1996 and March 31, 1995                 5

    Notes to Consolidated Financial Statements                             6


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8


PART II:  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders            11

  Item 6.  Exhibits and Reports on Form 8-K                               11

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                                INFONAUTICS, INC.

                           Consolidated Balance Sheets
                                   (unaudited)

                                                       March 31,    December 31,
                                                         1996          1995
                                                     ------------  -------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . $ 10,974,019  $    962,010
  Receivables:
      Trade. . . . . . . . . . . . . . . . . . . ...      127,800       125,345
      Other. . . . . . . . . . . . . . . . . . . . .       52,291       250,000
  Prepaid expenses and other assets. . . . . . . . .      129,588        92,210
                                                     ------------  ------------
           Total current assets. . . . . . . . . . .   11,283,698     1,429,565
Property and equipment, net. . . . . . . . . . . . .      845,882       816,261
Prepaid and other assets . . . . . . . . . . . . . .      157,969       156,635
Deferred financing costs . . . . . . . . . . . . . .      114,410       130,000
                                                     ------------  ------------
         Total assets. . . . . . . . . . . . . . . .  $12,401,959  $  2,532,461
                                                     ------------  ------------
                                                     ------------  ------------
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Note payable - funding agreement . . . . . . . . .        --           94,245
  Accounts payable . . . . . . . . . . . . . . . . .      669,055       756,169
  Due to officer . . . . . . . . . . . . . . . . . .        --           48,500
  Accrued expenses . . . . . . . . . . . . . . . . .    1,379,776     1,544,172
  Deferred revenue . . . . . . . . . . . . . . . . .      656,000       500,000
                                                     ------------  ------------
         Total current liabilities . . . . . . . . .    2,704,831     2,943,086
Note payable - funding agreement . . . . . . . . . .          --        138,192
                                                     ------------  ------------
         Total liabilities . . . . . . . . . . . . .    2,704,831     3,081,278
                                                     ------------  ------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, no par value. . . . . . . . . . .        --           --
  Class A common stock, no par value;  25,000,000
      shares authorized; one vote per share;
      5,935,748 shares issued and outstanding at
      March 31, 1996 and December 31,1995. . . . . .        --           --
  Class B common stock, no par value; 100,000
      shares authorized, issued and outstanding;
      50 votes per share . . . . . . . . . . . . . .        --           --
  Class C common stock, no par value; 2,000,000
      shares authorized; 1,201,086 shares issued
      and outstanding at March 31, 1996. . . . . .          --           --
  Additional paid-in capital . . . . . . . . . . . .   24,743,678    11,313,997
  Deferred compensation. . . . . . . . . . . . . . .     (468,750)       --
  Accumulated deficit. . . . . . . . . . . . . . . .  (14,520,656)  (11,505,336)
                                                     ------------  ------------
                                                        9,754,272      (191,339)
                                                     ------------  ------------
  Less notes and stock subscription receivables. . .      (57,144)     (357,478)
                                                     ------------  ------------
         Total shareholders' equity (deficit). . . .    9,697,128      (548,817)
                                                     ------------  ------------
         Total liabilities and shareholders' equity. $ 12,401,959  $  2,532,461
                                                     ------------  ------------
                                                     ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Operations
                                   (unaudited)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                           1996         1995
                                                     ------------  -------------
Revenues . . . . . . . . . . . . . . . . . . . . . .  $   190,141   $    25,453
                                                     ------------  ------------
Costs and expenses:
      Cost of revenues.. . . . . . . . . . . . . . .       97,689        13,363
      Customer support expenses. . . . . . . . . . .       68,906        17,540
      Development expenses . . . . . . . . . . . . .    1,355,385       538,946
      Sales and marketing expenses . . . . . . . . .      920,176       184,834
      General and administrative expenses. . . . . .      771,667       276,330
                                                     ------------  ------------
         Total costs and expenses. . . . . . . . . .    3,213,823     1,031,013
                                                     ------------  ------------
                                                     ------------  ------------
Loss from operations.... . . . . . . . . . . . . . .   (3,023,682)   (1,005,560)
Interest income (expense), net . . . . . . . . . . .        8,362        (7,791)
                                                     ------------  ------------
         Net loss. . . . . . . . . . . . . . . . . .  $(3,015,320)  $(1,013,351)
                                                     ------------  ------------
                                                     ------------  ------------
Net loss per common equivalent share . . . . . . . .  $     (0.50)  $     (0.17)
                                                     ------------  ------------
                                                     ------------  ------------
Weighted average number of common and equivalent
  shares outstanding . . . . . . . . . . . . . . . .    6,062,289     6,062,289
                                                     ------------  ------------
                                                     ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                    Three months ended March 31,
                                                   -----------------------------
                                                         1996          1995
                                                   -------------     -----------
Cash flows from operating activities:

  Net Loss . . . . . . . . . . . . . . . . . . . . .   (3,015,320)   (1,013,351)
  Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
      Depreciation and amortization. . . . . . . . .      129,816        63,012
      Amortization of deferred compensation. . . . .       31,250          --
      Changes in operating assets & liabilities:
         Receivables:
           Trade . . . . . . . . . . . . . . . . . .       (2,455)      (25,454)
           Other . . . . . . . . . . . . . . . . . .      197,709       (53,324)
         Prepaid expenses and other assets . . . . .      (37,378)       42,826
         Prepaid licensing fee . . . . . . . . . . .        2,852       (39,618)
         Other assets. . . . . . . . . . . . . . . .       (4,186)       13,410
         Accounts payable. . . . . . . . . . . . . .      (87,114)      (42,876)
         Accrued expenses. . . . . . . . . . . . . .     (148,806)      238,049
         Deferred revenue. . . . . . . . . . . . . .      156,000       (14,000)
                                                     ------------  ------------
             Net cash used in operating activities .   (2,777,632)     (831,326)
                                                     ------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . .     (159,437)      (89,122)
                                                     ------------  ------------
             Net cash used in investing activities .     (159,437)      (89,122)
                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net. . . .   13,230,015       310,000
  Payments under note payable - funding agreement. .     (232,437)         --
  Proceeds from long-term borrowings and note
    payable. . . . . . . . . . . . . . . . . . . . .         --          31,000
  Repayment of loans to officer. . . . . . . . . . .      (48,500)      (12,125)
                                                     ------------  ------------
              Net cash provided by financing
                activities . . . . . . . . . . . . .   12,949,078       328,875
                                                     ------------  ------------
              Net increase/(decrease) in cash and
                cash equivalents . . . . . . . . . .   10,012,009      (591,573)
Cash and cash equivalents, beginning of period . . .      962,010       718,364
                                                     ------------  ------------
Cash and cash equivalents, end of period . . . . . .  $10,974,019     $ 126,791
                                                     ------------  ------------
                                                     ------------  ------------
Supplemental disclosure of cash flow information and noncash investing and financing activities:
      Cash paid for interest expense . . . . . . . .       58,916         2,326
      Noncash items:
         Issuance of stock for note and
           subscription receivable . . . . . . . . .         --          54,000

    The accompanying notes are an integral part of the financial statements.

                                  INFONAUTICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

    The financial statements of Infonautics, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures in this Report are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-2428).

    The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2. Private Placement and Initial Public Offering

    On February 26, 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock with proceeds to the Company of approximately $12.9 million, which is net of approximately $0.8 million of offering expenses.

    In May 1996, the Company completed an initial public offering of 2,250,000 shares of its Class A Common Stock at $14.00 per share. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $28.5 million.

    Concurrent with the closing of the initial public offering, all outstanding shares of Class C Common Stock were converted into an equal number shares of Class A Common Stock.

3. Shareholders' Equity

    In February 1996, the Board of Directors of the Company authorized the following, which were subsequently approved by the shareholders in April 1996: (i) an amendment to the Company's Articles of Incorporation, changing the name of the Company from Infonautics Corporation to Infonautics, Inc.;
(ii) an increase in the number of authorized shares of Class A Common Stock to 25,000,000; (iii) a 2-for-1 stock split in the form of a stock dividend;
(iv) a 500,000 increase in the number of shares of Class A common Stock that may be issued under the 1994 Omnibus Stock Option Plan and (v) the adoption of the 1996 Equity Compensation Plan, which provides for the issuance of a maximum of 500,000 shares of Class A Common Stock pursuant to grants of stock options, stock appreciation rights, restricted stock or performance units.

4. Net Loss Per Common Equivalent

    The net loss per common equivalent share is computed based upon the weighted average number of common shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, all common shares and common equivalent shares issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding, using the treasury stock method, for all periods presented, at the initial public offering price of $14.00 per share.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations


    This Report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. These forward looking statements include statements regarding the Company's growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's Prospectus dated April 29, 1996, issued in connection with the Company's Registration Statement on Form S-1 (333-2428).



Results of Operations

   Revenues

    Revenue increased from $25,000 for the three months ended March 31, 1995 to $190,000 for the three months ended March 31, 1996. Substantially all revenue is attributable to subscription and hourly usage fees of the Homework Helper service on Prodigy that was introduced by the Company during the first quarter of 1995. The increase in Homework Helper revenues is due to an expansion of the Company's subscriber base resulting from Prodigy's marketing of the service to its existing subscriber base since March 1995.

    As of March 31, 1996, the Company has recorded deferred revenue of $656,000, compared to $500,000 at December 31, 1995. No deferred revenue had been recorded as of March 31, 1995. Deferred revenue is primarily related to two agreements; a marketing agreement and an agreement to license the Company's core technology.

   Costs and Expenses

    Cost of Revenues. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues were $98,000 for the three months ended March 31, 1996, as compared to $13,000 for the same period in 1995.


    Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $69,000 for the three months ended March 31, 1996, as compared to $18,000 for the same period in 1995. This increase primarily reflects costs incurred to increase the size of the support staff from two employees at March 31, 1995 to six employees at March 31, 1996 to support an increased number of users.

    Development. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software and services. Development expenses were $1,355,000 for the three months ended March 31, 1996, as compared to $539,000 for the same period in 1995. This increase is largely due to the growth of the development staff in order to support increased development activities, most importantly, completion of the Company's Internet service, Electric Library. The staff grew from nine employees at March 31, 1995 to 21 employees as of March 31, 1996. The Company anticipates further increasing staff and making significant expenditures to develop new and enhanced services and products.


    Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $920,000 for the three months ended March 31, 1996, as compared to $185,000 for the same period in 1995. This increase was a result of the continued efforts to increase sales and expand distribution channels. Promotional marketing programs increased, mainly to support the introduction of Electric Library, and the number of sales and marketing personnel grew. The staff increased from two employees at March 31,1995 to 11 employees as of March 31, 1996. The Company anticipates further increasing the size of its sales and marketing staff and expects to incur significant increased expenditures for promotional and advertising activities.


    General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $772,000 for the three months ended March 31, 1996, as compared to $276,000 for the same period in 1995. The increases in general and administrative expense were due to the expansion of internal staffing and increase in professional service fees to support the Company's expanded operations. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.


   Interest income (expense), net

    Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on equipment financing, debt and a loan from an officer. Interest income (expense), net increased to $8,000 from $(7,000), for the three months ended March 31, 1996 and 1995, respectively. During the first quarter of 1996, the Company paid off its loan from officer and debt. Also in the first quarter, $12.9 million of net proceeds received by the Company from its private placement of Class C Common Stock that was completed in the first quarter were invested in money market accounts. With these proceeds, and the proceeds from the initial public offering which the Company received on May 3, 1996, the Company expects to see an increase in interest income over prior periods.

   Provision for Income Taxes


    The Company has no provision for income taxes for the first quarter of 1996 and 1995 since it incurred net losses.


   Liquidity and Capital Resources

    The Company's cash and cash equivalent balance was $10,974,000 at March 31, 1996, as compared to $962,000 at December 31, 1995. Net cash used in operations was $(2,832,000) for the three months ended March 31, 1996, as compared to $(831,000) used for operations for the same period in 1995. The increase in net cash used in operations was primarily attributable to the increased net loss.

    Net cash used in investing activities was $159,000 for the three months ended March 31, 1996, as compared to $89,000 for the same period in 1995. Investing activities consisted primarily of purchases of property and equipment.

    Net cash provided by financing activities was $13,003,000 for the three months ended March 31, 1996, as compared to $329,000 for the same period in 1995. This increase resulted from the sale, in February 1996, of Class C Common Stock in a private placement which generated proceeds of $12.9 million, net of offering expenses.

    The Company completed an initial public offering in May 1996 and received proceeds totaling $29,250,000. The Company estimates that it has incurred approximately $700,000 in initial public offering expenses that will be paid out of these proceeds.

    Assuming that there is no significant change in the Company's business, the Company believes that cash-flow from operations together with existing cash balances and proceeds from the initial public offering will be sufficient to meet its working capital requirements for at least the next twelve months.

PART II.      OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securities Holders

            The shareholders approved the following actions by partial written consent on February 6, 1996: (i) an amendment to the Company's
Articles of Incorporation in connection with the Company's private placement of Class C Common Stock and (ii) an increase in the number of shares of Class A Common Stock that may be issued under the Company's 1994 Omnibus Stock Option Plan to 550,000 shares.

   Item 6.    Exhibits & Reports on Form 8-K

      (a)     Exhibits:
              11.1 Computation of net income (loss) per common share for the three months ended March 31, 1996 and 1995.

      (b)     Reports on Form 8-K:
              None.
                                          11

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: June 6, 1996                     /s/ Marvin I. Weinberger
                                       ----------------------------
                                       Marvin I. Weinberger
                                       Chief Executive Officer




Date: June 6, 1996                     /s/ Ronald A. Berg
                                        ----------------------------
                                       Ronald A. Berg
                                       Vice President-Finance and
                                       Administration, Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)