Form 10-Q
period 1996-06-30
INFONAUTICS INC
filed 1996-08-13
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                      FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- -----    EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1996
                                                   --------------

                                          or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

           For the transition period from _____________ to ________________

                            Commission file number 0-28284


                                  INFONAUTICS, INC.
                (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2707366
             ------------                              ----------
     (State of other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)


                  900 West Valley Road, Suite 1000, Wayne, Pa  19087
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes             No  X
                                                -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at June 30, 1996
                  -----                      -----------------------------
  Class A Common Stock, no par value                   9,386,834
  Class B Common Stock, no par value                     100,000

                                  INFONAUTICS, INC.


                                        INDEX



                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets (unaudited) as of June 30,
      1996 and December 31, 1995                                          3-4

    Consolidated Statements of Operations (unaudited) for the
      three months and six months ended June 30, 1996
      and June 30, 1995                                                    5

    Consolidated Statements of Cash Flows (unaudited) for the
      six months ended June 30, 1996 and June 30, 1995                     6

    Notes to Consolidated Financial Statements                            7-8


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-11


PART II:  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders            12

  Item 6.  Exhibits and Reports on Form 8-K                               12

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                                INFONAUTICS, INC.

                           Consolidated Balance Sheets
                                   (unaudited)
                                                    June 30,    December 31,
                                                      1996          1995
                                                  ------------  ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . .     $36,337,021  $    962,010
  Receivables:
      Trade. . . . . . . . . . . . . . . . . .         130,299       125,345
      Other. . . . . . . . . . . . . . . . . .          34,516       250,000
  Prepaid expenses and other assets. . . . . .         215,711        92,210

                                                  ------------  ------------
           Total current assets. . . . . . . .      36,717,547     1,429,565
Property and equipment, net. . . . . . . . . .       1,055,311       816,261
Prepaid and other assets . . . . . . . . . . .         162,074       156,635
Deferred financing costs . . . . . . . . . . .           --          130,000
                                                  ------------  ------------
         Total assets. . . . . . . . . . . . .     $37,934,932  $  2,532,461
                                                  ------------  ------------
                                                  ------------  ------------
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Note payable - funding agreement . . . . . .     $     --     $     94,245
  Accounts payable . . . . . . . . . . . . . .         623,200       756,169
  Due to officer . . . . . . . . . . . . . . .           --           48,500
  Accrued expenses . . . . . . . . . . . . . .       1,014,047     1,544,172
  Deferred revenue . . . . . . . . . . . . . .         511,509       500,000
                                                  ------------  ------------
         Total current liabilities . . . . . .       2,148,756     2,943,086
Note payable - funding agreement . . . . . . .           --          138,192
                                                  ------------  ------------
         Total liabilities . . . . . . . . . .       2,148,756     3,081,278
                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, no par value. . . . . . . .           --             --
  Class A common stock, no par value;  25,000,000
      shares authorized; one vote per share;
      9,386,834 and 5,935,748 shares issued and
      outstanding at June 30, 1996
      and December 31,1995. . .                          --             --
  Class B common stock, no par value; 100,000
      shares authorized, issued and outstanding;
      50 votes per share . . . . . . . . . . .           --             --

  Additional paid-in capital . . . . . . . . .     53,378,790    11,313,997
  Deferred compensation. . . . . . . . . . . .       (437,500)       --
  Accumulated deficit. . . . . . . . . . . . .    (17,122,756)  (11,505,336)
                                                  ------------  ------------
                                                   35,818,534      (191,339)
                                                  ------------  ------------
Less notes and stock subscription receivables.        (32,358)     (357,478)
                                                 ------------  ------------
   Total shareholders' equity (deficit). . . .     35,786,176      (548,817)
                                                 ------------  ------------
   Total liabilities and shareholders' equity.   $ 37,934,932  $  2,532,461
                                                 ------------  ------------
                                                 ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                                  INFONAUTICS, INC.

                        Consolidated Statements Of Operations
                                     (unaudited)



                                         Three months ended June 30, Six months ended June 30,

                                         --------------------------  ---------------------------
                                               1996         1995           1996         1995
                                         ------------  ------------   ------------  ------------
Revenues . . . . . . . . . . . . . . . . $   429,531   $   126,939    $   619,672   $ 152,392
                                         ------------  ------------   ------------  ------------
Costs and expenses:
    Cost of revenues.. . . . . . . . . .     198,209        66,643        295,898      80,006
    Customer support expenses. . . . . .      67,159        21,018        136,065      38,558
    Development expenses . . . . . . . . . 1,178,723       620,698      2,534,108   1,159,644
    Sales and marketing expenses . . . . . 1,132,575       307,681      2,052,751     492,515
    General and administrative expenses. .   781,573       519,262      1,553,240     795,592
                                         ------------  ------------   ------------  ----------
       Total costs and expenses. . . . .   3,358,239     1,535,302      6,572,062   2,566,315
                                         ------------  ------------   ------------  ----------

Loss from operations. . . . . . . . . .   (2,928,708)   (1,408,363)    (5,952,390) (2,413,923)
Interest income (expense), net . . . .       326,608           236        334,970      (7,555)
                                         ------------  ------------   ------------  ----------
         Net loss. . . . . . . . . . .   $(2,602,100)  $(1,408,127)    (5,617,420) (2,421,478)
                                         ------------  ------------   ------------  ----------
                                         ------------  ------------   ------------  ----------
Net loss per common equivalent share .   $     (0.31)  $     (0.23)   $     (0.78)  $  (0.40)
                                         ------------  ------------   ------------  ----------
                                         ------------  ------------   ------------  ----------
Weighted average number of common and
  equivalent shares outstanding . . ..     8,435,319     6,062,289      7,203,804   6,062,289
                                         ------------  ------------   ------------  ----------
                                         ------------  ------------   ------------  ----------







The accompanying notes are an integral part of the financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                      Six months ended June 30,
                                                     ---------------------------
                                                         1996           1995
                                                      ------------   -----------
Cash flows from operating activities:

  Net Loss . . . . . . . . . . . . . . . . . . . . .  $(5,617,420)  $(2,421,478)
  Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
      Depreciation and amortization. . . . . . . . .      259,633       126,024
      Amortization of deferred compensation. . . . .       62,500          --
      Changes in operating assets & liabilities:
         Receivables:
           Trade . . . . . . . . . . . . . . . . . .       (4,954)      (91,021)
           Other . . . . . . . . . . . . . . . . . .      215,484       (58,130)
         Prepaid expenses and other assets . . . . .     (123,501)      (71,879)
         Prepaid and other assets. . . . . . . . . .       (5,439)      (44,129)
         Accounts payable. . . . . . . . . . . . . .     (132,969)      (20,787)
         Accrued expenses. . . . . . . . . . . . . .     (530,125)     (123,272)
         Deferred revenue. . . . . . . . . . . . . .       11,509       (14,000)
                                                     ------------  ------------
             Net cash used in operating activities .   (5,865,282)   (2,718,672)
                                                     ------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . .     (498,683)     (205,550)
                                                     ------------  ------------
             Net cash used in investing activities .     (498,683)     (205,550)
                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net. . . .   42,019,913     3,103,037
  Payments under note payable - funding agreement. .     (232,437)         --
  Proceeds from long-term borrowings and note
    payable. . . . . . . . . . . . . . . . . . . . .         --          31,000
  Repayment of loans to officer. . . . . . . . . . .      (48,500)      (24,250)
                                                     ------------  ------------
              Net cash provided by financing
                activities . . . . . . . . . . . . .   41,738,976     3,109,787
                                                     ------------  ------------
              Net increase in cash and
                cash equivalents . . . . . . . . . .   35,375,011       185,565
Cash and cash equivalents, beginning of period . . .      962,010       718,364
                                                     ------------  ------------
Cash and cash equivalents, end of period . . . . . .  $36,337,021     $ 903,929
                                                     ------------  ------------
                                                     ------------  ------------
Supplemental disclosure of cash flow information and noncash investing and financing activities:
      Cash paid for interest expense . . . . . . . .  $    58,916     $   4,662
      Noncash items:
         Issuance of stock for note and
           subscription receivable . . . . . . . . .         --       $  54,000

    The accompanying notes are an integral part of the financial statements.

                                  INFONAUTICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

    The unaudited financial statements of Infonautics, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures in this Report are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-2428).

    The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2. Private Placement and Initial Public Offering

    In February 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock with proceeds to the Company of approximately $12.9 million, which is net of approximately $0.8 million of offering expenses.

    In May 1996, the Company completed an initial public offering of 2,250,000 shares of its Class A Common Stock at $14.00 per share. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $28.7 million.

    Concurrent with the closing of the initial public offering, all outstanding shares of Class C Common Stock were converted into an equal number shares of Class A Common Stock.

2.  Cash and Cash equivalents

     Cash equivalents are carried at cost, and consist primarily of highly liquid money market instruments which approximate fair value.

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

4. Net Loss Per Common Equivalent

    Net loss per common equivalent share is computed based upon the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, all common shares and common equivalent shares issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding, using the treasury stock method, for all periods presented, at the initial public offering price of $14.00 per share. Outstanding common stock equivalents have not been included in computation of common equivalent shares for the period subsequent to the IPO.



5.  Revenue Recognition

     Through December 31, 1995, all the Company's revenues were derived from licensing its service to Prodigy. Revenues are recorded at the amount received from Prodigy, net of Prodigy's fees. Revenues through June 30, 1996 include Prodigy related subscriptions, subscription revenue from sales of the Company's services over the Internet and revenue from the licensing of the Company's core technology, the Electronic Printing Press. Revenues from subscriptions are recognized in the month the subscription service is provided.

     License fees are recognized when delivery and services related to the license agreement are complete. Payments received in advance of providing services or for a long-term license are deferred until the period such services are provided.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations


    This Report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. These forward looking statements include statements regarding the Company's growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's Prospectus dated April 29, 1996, issued in connection with the Company's Registration Statement on Form S-1 (333-2428).
Financial information discussed in this report is rounded to the nearest thousand.


Results of Operations



    Revenues

    Revenues were $430,000 for the three months ended June 30, 1996 compared to $127,000 the three months ended June 30, 1995. For the six month period ended June 30, 1996, revenues were $620,000, compared to $152,000 for the same period a year earlier. During the three months ended June 30, 1996, revenue was recognized from the Homework Helper service on Prodigy, the Electric Library service available on the Internet and for the first time, from the licensing of the Company's core technology underlying Homework Helper and Electric Library, known as the Electronic Printing Press. All 1995 revenue is attributable to subscription and hourly usage fees of the Homework Helper service on Prodigy, which was introduced by the Company during the first quarter of 1995.

     During the second quarter of 1996, Electric Library revenue increased as the subscriber base grew from 100 at March 31, 1996 to approximately 3,700 at June 30, 1996. Homework Helper monthly subscribers totaled approximately 8,300 at June 30, 1996, down slightly from the end of the first quarter. Also during the second quarter of 1996, revenue was recognized from the initial license of the Electronic Printing Press.

     Deferred revenue of approximately $500,000 at December 31, 1995 and June 30, 1996 is primarily related to a marketing agreement.

    Costs and Expenses

    Cost of Revenues. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues were $198,000 (or 46% of revenues) for the three months ended June 30, 1996, as compared to $67,000 (or 53% of revenues) for the same period in 1995. Cost of revenues for the six months ended June 30, 1996 and 1995 were $296,000 (48% of revenues) and $80,000 (53% of revenues), respectively. Cost of revenues, as a percentage of revenue was less in 1996, than in 1995 for both the three and six months ended June 30, due to second quarter 1996 revenue from licensing the Electronic Printing Press, which has a lower cost of revenues than the Company's subscription services.


    Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $67,000 for the three months ended June 30, 1996 compared to $21,000 for the same period in 1995. For the six months ended June 30, 1996 and 1995, customer support expenses were $136,000 and $39,000, respectively. The increase was primarily due to increased staff necessary to support both the Homework Helper and Electric Library services.

     Development. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software and services. Development expenses were $1,179,000 for the three months ended June 30, 1996, as compared to $621,000 for the same period in 1995. For the six months ended June 30, 1996 and 1995, development expenses were $2,534,000 and $1,160,000, respectively. Development expenses for the three and six months ended June 30, 1996 were greater than the comparable periods last year due to the growth of the development staff in order to support increased development activities, primarily in connection with the completion of the Company's Internet service, Electric Library, during the first quarter of 1996. The staff grew from 9 employees at June 30, 1995 to 40 employees as of June 30,1996. Development expense in the second quarter of 1996 was $177,000 lower than the previous quarter, as a number of independent consultants contracted to assist in the launch of Electric Library completed their work during the first quarter. The Company anticipates further increasing staff and making significant expenditures to develop new and enhanced services and products.


    Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $1,133,000 for the three months ended June 30, 1996, as compared to $308,000 for the same period in 1995. For the six months ended June 30, 1996 and 1995, sales and marketing expenses were $2,053,000 and $493,000, respectively. The increase was a result of the continued efforts to increase sales and expand distribution channels. Promotional marketing programs increased, mainly to support Electric Library, and the number of personnel grew, from 2 employees at June 30,1995 to 20 employees as of June 30, 1996 as the Company continued to expand its sales and marketing organization. The Company anticipates further increasing the size of its sales and marketing staff and expects to incur significant increased expenditures for promotional and advertising activities.


    General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $782,000 for the three months ended June 30, 1996, as compared to $519,000 for the same period in 1995, or a 51% increase. For the six months ended June 30, 1996 and 1995, general and administrative expenses were $1,553,000 and $796,000, respectively. The increases in general and administrative expense were due to the expansion of internal staffing, increased costs relating to the licensing of additional content and the maintenance of existing content, and increases in professional service fees to support the Company's expanded operations. The Company anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.


    Interest income (expense), net

    Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on equipment financing, debt and a loan from an officer. Interest income (expense), net increased to $327,000 from less than $1,000 for the three months ended June 30, 1996 compared to the same period
in 1995.   Significant increases in interest income resulted from earnings on the proceeds of the private placement (first quarter 1996) and initial public offering funds (received May 3, 1996). In addition, during the first quarter of 1996, the Company paid off its loan from an officer and debt. The Company expects to see a continued increase in the third quarter of interest income (expense), net, as a full quarter of interest on the proceeds from the initial public offering are earned.

   Liquidity and Capital Resources

    The Company's cash and cash equivalents balance was $36,337,000 at June 30, 1996, as compared to $962,000 at December 31, 1995. Net cash used in operations was $5,865,000 for the six months ended June 30, 1996, as compared to $2,719,000 used for operations for the same period in 1995. The increase in net cash used in operations was primarily attributable to the increased net loss.

    Net cash used in investing activities was $499,000 for the six months ended June 30, 1996, as compared to $206,000 for the same period in 1995. Investing activities consisted primarily of purchases of property and equipment.

    Net cash provided by financing activities was $41,739,000 for the six months ended June 30, 1996, as compared to $3,110,000 for the same period in 1995. This increase resulted from the sale of Class C Common Stock in a private placement which generated proceeds of $12.9 million, net of offering expenses, and the completion of an initial public offering in May 1996 with proceeds totaling $28.7 million.

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

PART II.      OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

       The shareholders approved the following actions by partial written consent on April 17, 1996: (i) the election of Marvin I. Weinberger, Peter
E. Ligeti, Israel J. Melman, Howard L. Morgan, Lloyd N. Morrisett and Barry Rubenstein as directors of the Company, (ii) a two-for-one stock split of each of the Company's existing classes of Common Stock in the form of a stock dividend, (iii) amendments to the Company's Articles of Incorporation including, changing the name of the Company from Infonautics Corporation to Infonautics, Inc. and increasing the number of authorized shares of capital stock, along with amendments regarding certain anti-takeover provisions of the Pennsylvania Business Corporation Law of 1988, as amended, (iv) amendments to the Company's 1994 Omnibus Stock Option Plan to bring the plan in compliance with certain reporting company requirements and (v) the adoption of the 1996 Equity Compensation Plan which provides for the issuance of up to 500,000 shares of Class A Common Stock to select officers, other employees, independent contractors and consultants of the Company pursuant to stock options, stock appreciation rights, restricted stock and performance units.


Item 6.    Exhibits & Reports on Form 8-K

      (a)     Exhibits:
              11.1 Computation of net income (loss) per common share for the three and six months ended June 30, 1996 and 1995.

      (b)     Reports on Form 8-K:
              None.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: August 12, 1996                     /s/ Marvin I. Weinberger
                                       ----------------------------
                                       Marvin I. Weinberger
                                       Chief Executive Officer




Date: August 12, 1996                     /s/ Ronald A. Berg
                                        ----------------------------
                                       Ronald A. Berg
                                       Vice President-Finance and
                                       Administration, Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)