Form 10-Q
period 1996-09-30
INFONAUTICS INC
filed 1996-11-14
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                      FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996
                                                   --------------

                                          or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    -------------

                            Commission file number 0-28284


                                  INFONAUTICS, INC.
                (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2702366
             ------------                              ----------
     (State of other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)


                  900 West Valley Road, Suite 1000, Wayne, Pa  19087
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X           No
                                                -----           -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at September 30, 1996
                  -----                      -----------------------------
  Class A Common Stock, no par value                   9,386,834
  Class B Common Stock, no par value                     100,000

                                  INFONAUTICS, INC.


                                        INDEX



                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets (unaudited) as of September 30,
      1996 and December 31, 1995                                           3,4

    Consolidated Statements of Operations (unaudited) for the
      three months and nine months ended September 30, 1996
            and September 30, 1995                                         5

    Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended September 30, 1996 and September 30, 1995          6

    Notes to Consolidated Financial Statements                             7,8


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-11


PART II:  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                                12

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                                INFONAUTICS, INC.

                           Consolidated Balance Sheets
                                   (unaudited)

                                               September 30,  December 31,
                                                    1996          1995
                                                ------------  ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . .  $ 14,438,936  $    962,010
  Short-term investments                          17,533,744         --
  Receivables:
      Trade. . . . . . . . . . . . . . . . . .       246,540       125,345
      Other. . . . . . . . . . . . . . . . . .        65,208       250,000
  Prepaid expenses and other assets. . . . . .       419,066        92,210
                                                ------------  ------------
           Total current assets. . . . . . . .    32,703,494     1,429,565
Property and equipment, net. . . . . . . . . .     1,423,746       816,261
Prepaid and other assets . . . . . . . . . . .       165,116       156,635
Deferred financing costs . . . . . . . . . . .         --          130,000
                                                ------------  ------------
         Total assets. . . . . . . . . . . . .  $ 34,292,356  $  2,532,461
                                                ------------  ------------
                                                ------------  ------------
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Note payable - funding agreement . . . . . .  $      --     $     94,245
  Accounts payable . . . . . . . . . . . . . .       721,012       756,169
  Due to officer . . . . . . . . . . . . . . .         --           48,500
  Accrued expenses . . . . . . . . . . . . . .       505,310     1,544,172
  Deferred revenue . . . . . . . . . . . . . .       673,702       500,000
                                                ------------  ------------
         Total current liabilities . . . . . .     1,900,024     2,943,086
Note payable - funding agreement . . . . . . .           --        138,192
                                                ------------  ------------
         Total liabilities . . . . . . . . . .     1,900,024     3,081,278
                                                ------------  ------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, no par value. . . . . . . .         --           --
  Class A common stock, no par value;  25,000,000
      shares authorized; one vote per share;
      9,386,834 and 5,935,748 shares issued and
      outstanding at September 30, 1996
      and December 31,1995                             --           --
  Class B common stock, no par value; 100,000
      shares authorized, issued and outstanding;
      50 votes per share . . . . . . . . . . .         --           --

  Additional paid-in capital . . . . . . . . .    53,359,836    11,313,997
  Deferred compensation. . . . . . . . . . . .      (406,250)       --
  Accumulated deficit. . . . . . . . . . . . .   (20,544,316)  (11,505,336)
                                                ------------  ------------
                                                  32,409,270      (191,339)
                                                ------------  ------------
Less notes and stock subscription receivables.       (16,938)     (357,478)
                                                ------------  ------------
   Total shareholders' equity (deficit). . . .    32,392,332      (548,817)
                                                ------------  ------------
   Total liabilities and shareholders' equity.  $ 34,292,356  $  2,532,461
                                                ------------  ------------
                                                ------------  ------------















      The accompanying notes are an integral part of the financial statements.

                                  INFONAUTICS, INC.

                        Consolidated Statements Of Operations
                                     (unaudited)

                                               Three months ended            Nine months ended
                                               September 30, 1996            September 30, 1996
                                          ----------------------------  ----------------------------
                                                 1996         1995          1996           1995
                                          -------------  -------------  -------------  -------------
Revenues . . . . . . . . . . . . . . . . .  $   315,011   $   114,772    $   934,683   $    267,164
                                          -------------  -------------  -------------  -------------
Costs and expenses:
    Cost of revenues.. . . . . . . . . . .      174,190        60,255        487,428        140,261
    Customer support expenses. . . . . . .       80,373        48,570        216,438         87,128
    Development expenses . . . . . . . . .    1,386,972       984,419      3,921,080      2,144,063
    Sales and marketing expenses . . . . .    1,495,838       537,687      3,548,589      1,030,202
    General and administrative expenses. .    1,033,924       546,504      2,569,824      1,342,096
                                          -------------  -------------  -------------  -------------
       Total costs and expenses. . . . . .    4,171,297     2,177,435     10,743,359      4,743,750
                                          -------------  -------------  -------------  -------------

Loss from operations. . . . . . . . . . .    (3,856,286)   (2,062,663)    (9,808,676)    (4,476,586)
Interest and investment
    income (expense), net . . . . . . . .       434,726         2,635        769,696         (4,920)
                                          -------------  -------------  -------------  -------------
         Net loss. . . . . . . . . . . . .  $(3,421,560)  $(2,060,028)   $(9,038,980)   $(4,481,506)
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Net loss per common equivalent share . . .  $     (0.36)  $     (0.34)   $     (1.05)  $      (0.74)
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Weighted average number of common and
  equivalent shares outstanding . . .. . .    9,486,834     6,062,289      8,638,402      6,062,289
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

        The accompanying notes are an integral part of the financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                        Nine months ended September 30,
                                                       --------------------------------
                                                           1996                1995
                                                       -------------      -------------
Cash flows from operating activities:

  Net Loss . . . . . . . . . . . . . . . . . . . . .   $  (9,038,980)     $ (4,481,506)
  Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
      Depreciation and amortization. . . . . . . . .         375,732           189,036
      Amortization of deferred compensation. . . . .          93,750              --
      Common stock issued for services                            --            99,098
      Changes in operating assets & liabilities:
         Receivables:
           Trade . . . . . . . . . . . . . . . . . .        (121,195)          (77,443)
           Other . . . . . . . . . . . . . . . . . .         184,792           (58,130)
         Prepaid expenses and other assets . . . . .        (326,856)         (134,210)
         Prepaid and other assets . . . . . . . . .           (8,481)          (46,040)
         Accounts payable. . . . . . . . . . . . . .         (35,157)           13,960
         Accrued expenses. . . . . . . . . . . . . .      (1,038,862)          368,113
         Deferred revenue. . . . . . . . . . . . . .         173,702           (14,000)
                                                       -------------      -------------

             Net cash used in operating activities .      (9,741,555)       (4,141,122)
                                                       -------------      -------------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . .        (983,217)         (478,091)
  Purhase of investments, net . . . . . . . . . . .      (17,533,744)              --
                                                       -------------      -------------
             Net cash used in investing activities .     (18,516,961)         (478,091)
                                                       -------------      -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net. . . .      42,016,379         6,453,838
  Payments under note payable - funding agreement. .        (232,437)           (4,572)
  Proceeds from long-term borrowings and note
    payable. . . . . . . . . . . . . . . . . . . . .               -            31,000
  Repayment of loans to officer. . . . . . . . . . .         (48,500)          (36,375)
                                                       -------------      -------------
              Net cash provided by financing
                activities . . . . . . . . . . . . .      41,735,442         6,443,891
                                                       -------------      -------------
              Net increase in cash and
                cash equivalents . . . . . . . . . .      13,476,926         1,824,678
Cash and cash equivalents, beginning of period . . .         962,010           718,364
                                                       -------------      -------------
Cash and cash equivalents, end of period . . . . . .   $  14,438,936      $  2,543,042
                                                       -------------      -------------
                                                       -------------      -------------
Supplemental disclosure of cash flow information and noncash investing and financing activities:
      Cash paid for interest expense . . . . . . . .          58,916             6,654
      Noncash items:
         Issuance of stock for note and
           subscription receivable . . . . . . . . .           --               54,000

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

3. Investments

     The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) and, accordingly, has classified all investments as available-for-sale.

At September 30, 1996, all investments were short-term and consisted primarily of corporate debt securities and debt instruments of the U.S. Government and U.S. Government agencies. At December 31, 1995, the Company did not hold any short-term or long-term investments. Unrealized holding gains at September 30, 1996 were not significant.

4. Shareholders' Equity

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

5. Net Loss Per Common Equivalent

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

6. Revenue Recognition

     Through December 31, 1995, all the Company's revenues were derived from licensing its service to Prodigy. Revenues are recorded at the amount received from Prodigy, net of Prodigy's fees. Revenues through September 30, 1996 include Prodigy related subscriptions, subscription revenue from the sale of the Company's services over the Internet and revenue from the licensing of the Company's core technology, the Electronic Printing Press. Revenues from subscriptions are recognized in the month the subscription service is provided for subscriptions to the consumer market.

     In the three months ended September 30, 1996, revenue from the sale of the Company's service over the Internet included sales to the institutional market, which include schools and libraries. These agreements have up to twelve month terms. Deferred revenue from these subscription agreements are recorded and recognized over the term of the contract, beginning with the month the service is commenced. Costs incurred with the procurement of the subscriptions and the delivery of the service are expensed as incurred.

     License fees are recognized when delivery and services related to the license agreement are complete. Payments received in advance of providing services or for a long-term license are deferred until the period such services are provided.

7. Commitments

     The Company leases its facilities and certain other equipment under operating agreements expiring through 2000. Future noncancelable minimum payments as of September 30, 1996 under these leases, for each fiscal year ended December 31 are as follows:

                      1997         $ 755,000
                      1998           667,000
                      1999           385,000
                      2000           183,000
                                  ----------
                                  $1,990,000
                                  ----------
                                  ----------

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations

     This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding the Company's accrued and mandatory contributions to the royalty pool for content providers, changes in the number of publications available on the services, anticipated increases in data preparation costs, growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's Prospectus dated April 29, 1996, issued in connection with the Company's Registration Statement on Form S-1 (333-2428). Financial information discussed in this report is rounded to the nearest thosuand.

Results of Operations

   Revenues

     Revenues were $315,000 for the three months ended September 30, 1996 compared to $115,000 for the three months ended September 30, 1995. For the nine month period ended September 30, 1996, revenues were $935,000, compared to $267,000 for the same period a year earlier. During the nine months ended September 30, 1996, revenue was recognized from the Homework Helper service on Prodigy, the Electric Library service available on the Internet and, for the first time, from the licensing of the Company's core technology underlying Homework Helper and Electric Library, which is known as the Electronic Printing Press. All 1995 revenue is attributable to subscription and hourly usage fees of the Homework Helper service on Prodigy, which was introduced by the Company during the first quarter of 1995.

     Revenues in the third quarter were $315,000 compared to $430,000 in the second quarter 1996. Revenues in the third quarter were primarily from sales in the consumer market (month to month Electric Library and Homework Helper subscriptions) and the institutional market(long-term Electric Library subscriptions). During the third quarter of 1996, Electric Library revenue increased as the subscriber base grew from 3800, at June 30, 1996, to approximately 5,900 at September 30, 1996, with over half the increase occurring in the month of September, the beginning of the school year.
Homework Helper monthly subscribers decreased from approximately 8,300 at June 30, 1996, to 6,900 at September 30, 1996. Additionally, the Company recognized institutional market revenues from subscriptions with terms up to twelve months. Revenue from the long-term subscriptions is deferred and recognized ratably over the term of the agreement, commencing with the month the service begins.

     Deferred revenue increased during the three months ended September 30, 1996 from approximately $500,000 to $674,000 as a result of institutional market subscriptions described above.

   Costs and Expenses

     Cost of Revenues. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues were $174,000 (or 55% of revenues) for the three months ended September 30, 1996, as compared to $60,000 (or 53% of revenues) for the same period in 1995. Cost of revenues for the nine months ended September 30, 1996 and 1995 were $487,000 (52% of revenues) and $140,000 (52% of revenues), respectively. Cost of revenues in the second quarter, 1996 was 46% of revenues compared to the third quarter cost of revenues which was 55% of revenues.

     The increase in cost of revenues in the third quarter is primarily due to second quarter 1996 revenues from licensing the Electronic Printing Press which has a greater gross margin than the Company's subscription services. In addition, in order to attract new content providers and retain existing ones, the Company began offering content providers the option to participate in a minimum royalty pool, payable at the end of the contract period, June 1997. As a result, the Company accrued $25,000 for the three months ended September 30, 1996 to supplement the royalty pool for those providers participating in the minimum pool.

     Beginning in 1997, and to a lesser extent during the fourth quarter of 1996, the Company expects to reduce its reliance on content aggregators and, instead, attempt to contract directly with the publishers represented by such aggregators. It is expected that this will result in changes in the number of publications available on the services. In addition, the combination of contracting directly with publishers, and the Company's overall effort to increase the content available under its Electric Library and Homework Helper services will result in an increase in data preparation costs, which to date have not been material. However, although there can be no assurance, the Company believes that any changes in the number of publications on the services or the increase in data preparation costs will not have a material adverse effect on the Company.

     Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $80,000 for the three months ended September 30, 1996 compared to $49,000 for the same period in 1995. For the nine months ended September 30, 1996 and 1995, customer support expenses were $216,000 and $87,000, respectively. The increase corresponds with the increase in revenues as the Company increased staff to support both the Homework Helper and Electric Library internet consumer and institutional market services.

     Development. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software and services. Development expenses were $1,387,000 for the three months ended September 30, 1996, as compared to $984,000 for the same period in 1995. For the nine months ended September 30, 1996 and 1995, development expenses were $3,921,000 and $2,144,000, respectively. Development expenses for the three and nine months ended September 30, 1996 were greater than the comparable periods last year due to the growth of the development staff in order to support increased development activities, and continued enhancements and improvements to the Company's service. Development expense in the third quarter of 1996 was $200,000 greater than the previous quarter, attributable to a full quarter of payroll costs for staff added in the second quarter.

     Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $1,496,000 for the three months ended September 30, 1996, as compared to $538,000 for the same period in 1995. Sales and marketing expenses were $3,549,000 for the nine months ended September 30, 1996, as compared to $1,030,000 for the same period in 1995. The increase was a result of the continued efforts to increase sales and expand distribution channels. Promotional marketing programs increased, mainly to support the introduction of Electric Library, and the number of sales and marketing personnel grew.
The Company anticipates further increasing the size of its sales and marketing staff and expects to incur significant increased expenditures for promotional and advertising activities.

     General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,034,000 for the three months ended September 30, 1996, as compared to $547,000 for the same period in 1995, or an 89% increase. For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $2,570,000 and $1,342,000, respectively. The increases in general and administrative expense were due to the expansion of internal staffing, increased costs relating to the licensing of additional content and the maintenance of existing content, and increases in professional service fees to support the Company's expanded operations.

     Interest and Investment Income (Expense), net. Interest and investment income (expense), net consists of interest earned on cash, cash equivalents and investments, offset by interest expense on equipment financing, debt and a loan from an officer. Interest income (expense), net increased to $435,000 from less than $3,000 for the three months ended September 30, 1996 compared
to the same period in 1995.   Significant increases in interest income
resulted from earnings on the proceeds of the private placement (first quarter 1996) and initial public offering funds (second quarter 1996). In addition, during the first quarter of 1996, the Company paid off its loan from an officer and debt.


     Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investment balance was $31,973,000 at September 30, 1996, as compared to $962,000 at December 31, 1995.

     Net cash used in operations was $9,742,000 for the nine months ended September 30, 1996, as compared to $4,141,000 used for operations for the same period in 1995. The increase in net cash used in operations was primarily attributable to the increased net loss.

     Net cash used in investing activities was $18,517,000 for the nine months ended September 30, 1996, as compared to $478,000 for the same period in 1995. Investing activities consisted primarily of purchases of investments and, additionally, purchases of property and equipment.

     Net cash provided by financing activities was $41,735,000 for the nine months ended September 30, 1996, as compared to $6,444,000 for the same period in 1995. This increase resulted from the sale of Class C Common Stock in a private placement which generated proceeds of $12.9 million, net of offering expenses, and the completion of an initial public offering in May 1996 with proceeds totaling $28.7 million.

     The Company believes that cash-flow from operations together with existing cash balances and proceeds from the initial public offering will be sufficient to meet its working capital requirements for at least the next twelve months.

PART II.       OTHER INFORMATION



     Item 6.   Exhibits & Reports on Form 8-K

          (a)  Exhibits:
               11.1 Computation of net income (loss) per common share for the three months ended September 30, 1996 and 1995.

          (b)  Reports on Form 8-K:
               None.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: November 13, 1996                     /s/ Marvin I. Weinberger
                                       ----------------------------
                                       Marvin I. Weinberger
                                       Chief Executive Officer



Date: November 13, 1996                     /s/ Ronald A. Berg
                                        ----------------------------
                                       Ronald A. Berg
                                       Vice President-Finance and
                                       Administration, Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)