Form 10-Q/A
period 1996-09-30
INFONAUTICS INC
filed 1997-01-03
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                     FORM 10-Q/A
                                    (Amendment #1)


  X      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES AND EXCHANGE ACT OF 1934

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

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)
                  --------------------------------------------------

The undersigned registrant hereby amends the following Item 1--Financial Statements and Exhibit 11.1--Computation of Earnings per Share to its Quarterly Report on Form 10-Q for the period ended September 30, 1996 to provide in their entirety as set forth in this report.

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized

                                       INFONAUTICS, INC.

                                       By: Ronald A. Berg
                                           ---------------------------
                                           Chief Financial Officer

                              Date: January 3, 1997

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

                                  INFONAUTICS, INC.

                        Consolidated Statements Of Operations
                                     (unaudited)

                                               Three months ended            Nine months ended
                                               September 30, 1996            September 30, 1996
                                          ----------------------------  ----------------------------
                                                 1996         1995          1996           1995
                                          -------------  -------------  -------------  -------------
Revenues . . . . . . . . . . . . . . . . .  $   315,011   $   114,772    $   934,683   $    267,164
                                          -------------  -------------  -------------  -------------
Costs and expenses:
    Cost of revenues.. . . . . . . . . . .      174,190        60,255        487,428        140,261
    Customer support expenses. . . . . . .       80,373        48,570        216,438         87,128
    Development expenses . . . . . . . . .    1,386,972       984,419      3,921,080      2,144,063
    Sales and marketing expenses . . . . .    1,495,838       537,687      3,548,589      1,030,202
    General and administrative expenses. .    1,033,924       546,504      2,569,824      1,342,096
                                          -------------  -------------  -------------  -------------
       Total costs and expenses. . . . . .    4,171,297     2,177,435     10,743,359      4,743,750
                                          -------------  -------------  -------------  -------------

Loss from operations. . . . . . . . . . .    (3,856,286)   (2,062,663)    (9,808,676)    (4,476,586)
Interest and investment
    income (expense), net . . . . . . . .       434,726         2,635        769,696         (4,920)
                                          -------------  -------------  -------------  -------------
         Net loss. . . . . . . . . . . . .  $(3,421,560)  $(2,060,028)   $(9,038,980)   $(4,481,506)
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Net loss per common equivalent share . . .  $     (0.36)  $     (0.34)   $     (1.13)  $      (0.74)
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Weighted average number of common and
  equivalent shares outstanding . . .. . .    9,486,834     6,062,289      7,964,814      6,062,289
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

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