Form 10-K
period 1996-12-31
INFONAUTICS INC
filed 1997-03-31
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the fiscal year ended December 31, 1996 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No fee required] for the transition period from ____________ to ___________

Commission File Number:         0-28284
                           ----------------

                                  INFONAUTICS, INC.
                (Exact name of registrant as specified in its charter)

Pennsylvania                               23-2707366
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

900 West Valley Road, Suite 1000
Wayne, Pennsylvania                         19087
(Address of principal executive offices)   (Zip Code)

          Registrant's telephone number, including area code: 610-971-8840

             Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:              Name of each exchange on which registered:
         None                                         None

             Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days:   YES    X       NO
                                                     ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $16.8 million (based on the last reported sale price on the Nasdaq National Market on that date).
For purposes of making this calculation only, the registrant has defined affiliates to include all directors and executive officers, all holders of more than ten percent of the Company's Class A Common Stock and all holders of more than five percent of the Company's Class A Common Stock who also have a representative on the Company's board of directors.

The number of shares of the registrant's Class A Common Stock outstanding as of February 28, 1997 was 9,391,627.

                         DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1997 Annual Meeting of Shareholders to be held on May 29, 1997 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                  INFONAUTICS, INC.
                               FORM 10-K ANNUAL REPORT
                       For Fiscal Year Ended December 31, 1996

                                  TABLE OF CONTENTS

                                                                           Page
PART I

Item 1.  Business.............................................................1
Item 2.  Properties..........................................................18
Item 3.  Legal Proceedings...................................................18
Item 4.  Submission of Matters to a Vote of Security Holders.................18

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.............................................................21
Item 6.  Selected Financial Data.............................................22
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................23
Item 8.  Financial Statements and Supplementary Data.........................27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................27

PART III

Item 10. Directors and Executive Officers of the Registrant..................27
Item 11. Executive Compensation..............................................27
Item 12. Security Ownership of Certain Beneficial Owners and Management......27
Item 13. Certain Relationships and Related Transactions......................27

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 28

    Unless the context indicates otherwise, the terms "Infonautics" and "Company" refer to Infonautics, Inc. and its subsidiaries. "Infonautics," "Electric Library," "Homework Helper," "Electronic Printing Press," "EPP," "EPP-Direct," "EPP-License" and "EPP-Select," are service marks or trademarks of the Company or its subsidiaries. All other brand names, service marks or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

                                        PART I

Item 1.       BUSINESS

    This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding changes in the number of publications available on the Company's services, anticipated increases in data preparation costs, changes in the number of subscribers to the Company's services, pricing uncertainty, proprietary technology, hardware and software suppliers, growth, development and expansion plans, sales and marketing plans, accrued and mandatory contributions to the royalty pool for content providers, the establishment of multiple royalty pools, industry development and regulation, competition, Electronic Printing Press direct sales, operating results and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Factors Affecting the Company's Business, Operating Results and Financial Condition" on page 12 of this Annual Report on Form 10-K.

Business Overview

    Infonautics develops online reference services for the consumer and institutional markets and electronic publishing tools and services for publishers and other content creators. The Company's online reference services, Electric Library-TM- and Homework Helper-TM-, are available to students and their families through the Internet and consumer online services, and are marketed to schools, libraries and other educational institutions. They allow users to search horizontally across the Company's entire content collection or customize searches to meet specific user requirements. The services provide the user with a list of full-text documents and images, ranked by relevancy, from the content collection. The Company's content collection contains full-text documents and images from thousands of diverse publications and data sources, such as TIME, Fortune, Money, Los Angeles Times, USA Today, The Economist, Colliers Encyclopedia and The Complete Works of Shakespeare.

    The Company's New Media Services division was created to market Electronic Printing Press ("EPP") the online multi-media delivery system that combines the Company' core technology, operating environment and optional services, including business and management functions, to launch digital archives and publications on the Internet and intranets. EPP, based on an open-systems architecture, provides publishers and other content creators with a scaleable alternative to building their own online information system and is designed to allow them to do so quickly and affordably. The Company sells EPP as a service to publishers and other content creators and also offers EPP to publishers and other content creators through a licensing arrangement. EPP customers include publishers and other content creators such as: Newsday, Business Week, Cox Interactive (which publishes the Atlanta Journal and Constitution) and Public Agenda.

Services and Products

    Since its founding in late 1992, Infonautics has developed a complete information system architecture, which it regards as its core technology and the foundation for future growth. This system architecture forms the basis for the Company's online reference services and its electronic publishing tools and services. The online reference services, Electric Library and Homework Helper, which are sold in the consumer and educational institution markets, are based on the Company's core technology and access the Company's content collection. EPP is a service provided to, or a license arrangement with, publishers and other content creators.

    Online Reference Services

    The Company's online reference services, Homework Helper and Electric Library, are designed to be broad reference libraries providing access to a diverse collection of content and are based on the Company's content-rich collection of full-text documents and images from thousands of periodicals, books and other reference sources originating with hundreds of publishers. The services offer user-friendly graphical interfaces and a powerful natural language search capability that allows users to search the entire content collection by asking questions and provides results in the form of a list of documents, with links to the most relevant full-text articles, pictures and other documents. The services' ability to customize searches, combined with the underlying technology and diversity of content, is designed to enable users to satisfy their general and special interest information requirements. The Company's pricing models are designed to be simple and affordable, both for individuals and institutions.

    Users can pose a question to launch a comprehensive search of the Company's content collection. Query results are returned quickly, ranked in order of relevancy, with bibliographic source reference data, file size and grade reading level. The Company's graphical user interfaces offer a familiar, easy-to-use, point-and-click functionality with customized buttons and artwork designed to appeal to children as well as adults. Clicking on a reference title allows users to download the document or image of interest automatically. Also, the services have features specifically designed for students. For example, users of the Company's services can "cut and paste" text into other applications such as word processing, with the bibliographic and copyright information automatically accompanying the material transferred to the new document.

    Electric Library. Electric Library was introduced in the first quarter of 1996 and is accessible directly over the Internet (at http://www.elibrary.com) and through a variety of marketing partners (including Netscape Communication Corporation's ("Netscape") NetSearch page, America Online, CompuServe and The Microsoft Network). Users are able to access the service through any standard World Wide Web (the "Web") browser such as Netscape Navigator or Microsoft Corporation's Internet Explorer, as well as those supplied by the major consumer online services such as America Online. In addition, access is available through the Company's own Windows and Macintosh client software, which provide enhanced user interfaces and improved functionality.

    The Company markets Electric Library to consumers through paid advertisements as well as through bounty and royalty incentive arrangements. The Company currently purchases online advertising space from a number of leading Internet sites, including Infoseek, Netscape, America Online and Yahoo! Inc. Electric Library is featured as one of 14 "Distinguished Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser, generating significant Web site visits and product trial. The Company has established bundling and distribution deals with a variety of partners, including US Robotics Access Corp., The 1997 IBM World Book Encyclopedia, Graphix Zone, Inc., Random House Inc., Knowledge Adventure, Inc. and others. The Company also has entered into alliances with popular Web sites to construct "co-branded" Web sites on which Electric Library is incorporated as a standard reference tool. Examples of this approach are the Financial Electric Library on Intuit's Quicken Financial Network and Cool Questions on Yahoo's Yahooligans site.

    Individual subscriptions, typically priced at $9.95 per month after one month free, offer virtually unlimited consumer usage. Annual subscriptions are available for $59.95. For institutions, the annual fee is approximately $1,500 per concurrent user. The Company may offer discounts in certain circumstances, including high-volume purchases and site licenses. Electric Library generated 40% of total revenues in 1996. There can be no assurance that the Company will retain current customers or that it will not reduce the selling price of its online reference services. See "--Important Factors Affecting the Company's Business, Operating Results and Financial Condition--Retention; Pricing Uncertainty."

    Electric Library has received the following awards: 1996 Best Web Site; PC Magazine-Top 100 Web Sites; 1996 Dvorak Telecommunications Excellence Award, Outstanding Online Research Tool; USA Today-Hot Site Award; iWorld Site of the Day; PointCom-Point's Top 5% Web Sites; and the Information Industry Association ("IIA")--IIA/Online Access HotShots Award for Best Educational Product/Services for 1996.

    Homework Helper. The Company launched Homework Helper in February 1995, through a reseller agreement with Prodigy Services Company ("Prodigy"). Homework Helper is currently only available on Prodigy Classic, Prodigy's original online service, and is not available on Prodigy Internet, a value-added Internet service launched by Prodigy in 1996. Over the past year, Prodigy has shifted its marketing efforts from Prodigy Classic to Prodigy Internet, and as a result, the Company anticipates reductions in the Homework Helper user base. Under the Company's agreement with Prodigy, Prodigy makes Homework Helper available over its Prodigy Classic service as a custom choice service at a subscription fee of $9.95 per month in addition to the basic Prodigy subscription charge. This fee includes up to 50 hours of free connect time, with a fee of $2.95 per hour thereafter. As an inducement to encourage subscriptions, users of Prodigy's online service can also access Homework Helper without a subscription at a rate of $6.00 per hour. In addition, Prodigy handles all billing and administrative functions and engages in certain marketing and promotional activities. The agreement with Prodigy is subject to termination upon six months' notice. Homework Helper generated 41% of total revenues in 1996. There can be no assurance that the Company will retain current customers or that it will not reduce the selling price of its online reference services. See "--Important Factors Affecting the Company's Business, Operating Results and Financial Condition--Retention; Pricing Uncertainty."

    Homework Helper has received several awards since its introduction in March 1995, including: Home PC--1995 Editors' Choice; Popular Science--1995 "Best of What's New Award"; and the IIA--IIA/Online Access HotShots Award for Best Educational Product/Services for 1995.

    Electronic Printing Press

    The Company packages and licenses the core technology underlying Electric Library and Homework Helper as EPP. Based upon open systems technology, EPP is an online multimedia delivery system designed to offer a standardized solution for accessing distributed text, images, graphics and, ultimately, multimedia information. This technology has been production tested for search capacity and response times as part of the commercialization of Homework Helper and Electric Library. EPP provides hosting services, the operation of archival services at the Company's facilities using the Company's operating environment on behalf of a customer, and integration services, the development of site design, user interface and data preparation. EPP also provides optional services, including business and management functions. Target customers for EPP are publishers and other content creators who wish to publish and manage information online, either externally for customers or internally for corporate purposes.

    The business and management functions of EPP provide publishers and other content creators with an opportunity to effectively market their archival information and to manage that marketing effort with control processes and feedback, including a record of each user's access to documents. The royalty management function records the downloading of published documents and tracks frequency of user access by document over time. The Company believes these records, with their links to subscriber demographics, constitute one of the most sophisticated analytical tools available in the information marketplace. This feedback can be used to guide future editorial decisions. The subscriber management function also provides information gathering and calculation of charges for input to a broad variety of accounting systems. These billing functions are designed to support a variety of pricing options as well as flexible and effective alternatives for processing invoices by credit card or direct invoicing. Flexibility in pricing allows the customization of various business models targeted at a diverse customer base.

    EPP is packaged in three ways:

    * EPP-Direct-TM- is for publishers or other content creators who wish to have their own online information service based on EPP technology, but wish to outsource the entire operation to the Company's New Media Services division.

    * EPP-Select-TM- is for publishers or other content creators who desire to build their own online information service based on EPP technology but wish to outsource a portion of the operation to the Company's New Media Services division.

    * EPP-License-TM- allows publishers or other content creators to build an online information service based on EPP technology themselves--from concept to completion to ongoing support.

    Currently, the Company has four EPP-Direct customers, Business Week, Cox Interactive, Newsday, and Public Agenda, and one EPP-License customer, Ausinet, Pty. Ltd., a wholly-owned subsidiary of John Fairfax Holdings, Ltd. of Sydney, Australia. EPP-Direct agreements will normally have a term of 24 months, with an initial fee based on customization required and a monthly service fee based on the size of the database and the number of concurrent users. EPP-License is expected to be priced at at least $150,000 based on volume usage and installation size, plus an ongoing annual fee based upon usage. EPP-Select, which is comprised of two or more EPP components, is priced according to customer requirements. EPP generated 19% of total revenues in 1996.

    Customers

    Infonautics' customers include individuals, primarily students and their families (consumer market), schools, libraries and other educational organizations (institutional market) and publishers and other content creators. In addition, the Company has agreements with a limited number of resellers to increase distribution of its services. As of December 31, 1996, the Company had 26,000 consumer customers for its Electric Library and Homework Helper online reference services. This total included 10,500 Electric Library subscribers and 6,100 monthly and 9,400 hourly Homework Helper subscribers. At the end of 1996, the Company had signed contracts with 180 institutions for Electric Library.

    During 1996, revenues from subscriptions and hourly usage fees pursuant to a reseller agreement with Prodigy were $589,000, or 41% of total revenues. In addition, Ausinet, Pty. Ltd. contracted for EPP-License to provide a business-to-business information service. Revenues from this agreement were $234,500, or 16% of total revenues in 1996.

Content Provider Relationships

    Infonautics believes that its content collection, which underlies Electric Library and Homework Helper, is a major strategic asset. The Company places a high priority on continuing to increase the depth and variety of its information sources, including increased graphical material, as well as introducing sound and full-motion video capabilities in the future. The Company also believes that it will be necessary in the future to license additional content from sources such as major daily newspapers, financial publications and weekly or monthly magazines. It is expected that the content available on the Company's services will change from time to time.

    To compile its content collection, the Company has entered into supply agreements with various publishers and other content providers, including companies that aggregate the content of other providers. These relationships provide access to full-text documents and images from thousands of diverse publications and data sources, including newspapers, newswires, magazines, journals, books, photos, maps and great works of literature and art, originating with hundreds of publishers. The following table shows a partial list of selected full-text publications which the Company has rights to include in its content collection.

-------------------------------------------------------------------------------------------------------------
                                  Magazines/Journals
-------------------------------------------------------------------------------------------------------------
American Demographics             Harper's Bazaar                  People
Business Week                     Information Week                 Popular Mechanic
Cosmopolitan                      InfoWorld                        Ranger Rick
The Economist                     International Wildlife           Redbook
Entertainment Weekly              Management Review                Sports Illustrated
Esquire                           Money                            Sports Illustrated for Kids
Foreign Policy                    National Wildlife                TIME
Fortune                           New Republic                     TIME for Kids
Good Housekeeping                 PC World                         U.S. News & World Report
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                           Newspapers/Newswires/Transcripts
-------------------------------------------------------------------------------------------------------------
Atlanta Journal and Constitution  Los Angeles Times                Reuters
Baseball Weekly                   Newsbytes News Network           Reuters Business Reports
Cambridge Telecom Report          Newsday                          USA Today
Jerusalem Post                    Nightly Business Report          Washington Times
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                             Encyclopedia/Reference Works
-------------------------------------------------------------------------------------------------------------
Archive Photos                    Index Stock Photography, Inc.    The World's Best Poetry Inc. on CD-ROM
Colliers Encyclopedia             King James Bible                 Webster's New World Dictionary
Countries of the World            Magill's Survey of Cinema        World Almanac and Book of Facts
Earth Explorer                    Monarch Notes                    Young Students Learning Library

-------------------------------------------------------------------------------------------------------------

    The content collection is updated daily, often by satellite or other direct links. The frequency of updates varies with the particular periodical or reference source.

    Content providers are compensated from a royalty pool based on a percentage of the Company's revenues. Payments to content providers out of the royalty pool are based on the number of full-record retrievals from each source by subscribers and are divided pro rata based on the total publishers' credits for the calendar quarter. Certain of the Company's content provider agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations, and may be terminated by the content provider under certain circumstances, including the failure of the Company to make certain minimum payments. These agreements are typically non-exclusive and vary in length of term, with terms ranging from one to five years. With certain exceptions, the agreements automatically renew at the end of their terms unless prior written notification is given. In an effort to reduce the limitations on the use of content, the Company has established an arrangement whereby content providers are given the option to participate in a supplemental guaranteed royalty pool. See"--Important Factors Affecting the Company's Business, Operating Results and Financial Condition--Dependence on Content Providers; Significant Payments Required to be Made to Content Providers; Risk of Third Party Claims."

    The Company is reducing its reliance on content aggregators and concurrently is contracting directly with the publishers represented by such aggregators, as well as other publishers. As a result, from time to time, there may be changes in the number of publications available on the services. In addition, the combination of contracting directly with publishers and the Company's overall effort to increase the content available under its Electric Library and Homework Helper services will result in an increase in data preparation costs. The Company believes that the possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that these changes will not have a material adverse effect on the Company.

Technology and Product Development

    Technology

    Infonautics' core technology encompasses technologies proprietary to the Company in combination with those licensed from third parties, including components of the Company's basic search software. The core technology is a scalable, open and flexible online distributed information search and retrieval system currently supporting hundreds of concurrent users and designed eventually to support thousands. This system is easy to use and enables users to access and search the Company's extensive database and receive rapid responses to their queries. In addition to providing the foundation for the Company's Homework Helper and Electric Library services, this technology is also available for licensing to publishers and other content creators under EPP-License and as a service for publishers or other content creators who wish to have their own online information service based on EPP technology, but wish to outsource the entire operation, or a part of the operation, under EPP-Direct or EPP-Select, respectively.

    The Company's core technology is characterized by the following important features:

    Search Accuracy. The Company's core technology is designed to optimize search precision (finding the right answers) rather than recall (finding all possible answers). A proprietary algorithm evaluates the syntactical structure of the query and analyzes parts of speech to determine the context and meaning of the question as a basis for relevancy scoring. The documents are returned to the user ranked in order of relevancy.

    Ease of Use and Flexible Architecture. The Company's core technology delivers flexibility for the product developer and for the end user. For the product developer, the core technology's three-tiered client-server architecture separates each of the tiers by an Application Programming Interface, or API. An API consists of a well-defined, well-tested set of programming routines that are used to provide services that link different types of software. This interface allows the client developer to define multiple user products accessing the same server base and content. Products targeted to a broad or specific marketplace can be quickly defined and implemented with minimal testing, thereby improving time to market. From a user's perspective, access by user interfaces such as Macintosh, Microsoft Windows or Internet browsers offers the same set of options and functional capability. The APIs support a broad spectrum of ease-of-use features such as the "Go to Best Part" button that transports users to the most relevant parts of the downloaded article. In addition, they support advanced searches, document categorization and a server-based dictionary and thesaurus.

    Natural Language Capability. The natural language search technology allows the user to perform searches using plain English questions rather than structured query syntax. An algorithm expands each query via a semantic network to include words that are related to the words in the initial query, either as synonyms or other forms of the root words. For example, a search for "intelligent animals" would also include a search for "clever creatures."

    Scalability. The core technology's three-tier client-server architecture is designed to be scalable. Scalability is the ability of a computer system to maintain both user performance and relative cost per transaction while the database and the subscriber base grow. This modular structure, in which the three tiers are separated by flexible APIs, allows the system to be expanded in order to maintain rapid response times as the Company's content collection and user base grow. This modularity also allows the addition or replacement of server-based applications, such as search and retrieval or database engines, without changing the entire system.

    Content Diversity. The Company's content management capability facilitates the integration and delivery of a broad variety of content types and sources. This capability includes software filters that transform publishers' content into unified and standard formats for loading into the database. As a result, the Company can accept multiple data sources, including print or digital media, in multiple formats, such as SGML, ASCII or major graphic formats, and can accommodate real-time digital data feeds.

    Business Management Functions. The Company's core technology includes features for essential business management functions related to the Company's online services or those customers who might license
Electronic Printing Press. These functions include billing, royalty management, subscriber management and bounty tracking. For example, the royalty management function permits tracking and accounting for royalties by each indexed document retrieved. The Company believes these functions provide a sophisticated and valuable foundation for managing relationships with subscribers, content providers and marketing partners.

    Technology Licensed From Third Parties. The Company has a systems supply agreement with Tandem Computers Incorporated ("Tandem"), under which Tandem is the exclusive supplier, with a right of first refusal, of the Company's required production computer hardware systems and of certain software. The Company also has a software licensing agreement with Excalibur Technologies Corporation ("Excalibur") (parent of and successor to Conquest Software Corp.), under which components of the basic search software used by the Company are licensed on a non-exclusive basis. The agreements call for payments to Tandem and Excalibur of certain percentages of the Company's subscription revenues. See Note 10 of the Notes to Consolidated Financial Statements.

    Product Development

    Future product development is expected to focus on further improvements in the intelligence and natural language capabilities of the search and retrieval function through techniques such as "clustering" or "auto-subjecting." The Company also expects to focus on the development of intelligent search agents appropriate for the distributed environment that the Company anticipates will develop for the Internet. In addition, the Company anticipates adding audio and video content to its services at such time as the required communications technology becomes widely available. Further, the Company expects to develop data visualization technologies to facilitate effective searches in multimedia data environments.

Markets

    The Company addresses three broad markets: (i) consumers, primarily students and their families; (ii) institutions, including schools, libraries and other educational organizations; and (iii) publishers and other content creators. While most of the Company's revenues to date have been derived from the consumer market, the Company also targets certain institutional customers, including schools, libraries and other educational organizations, and expects that institutional sales will help it penetrate the consumer home market. In addition, EPP provides publishers and other content creators with the tools to distribute their content electronically.

    Consumer

    The Company believes that the market potential for consumer online reference information in the United States and worldwide is substantial. A primary marketing goal of the Company is to create a strong brand identity as a leading online reference service for individuals and families, libraries, schools and other educational organizations. The Company's content collection and online reference services are designed to be easy to use by both adults and children and are targeted to fulfill a broad range of reference and research requirements. The Company believes that the growth of the Internet and online services market will continue to expand the potential market for its services among consumers.

    Institutional

    The Company currently targets three segments within the institutional market: kindergarten through grade twelve schools ("K-12 schools"), colleges and universities, and public libraries. The Company believes the institutional market for its products is large and growing, as an increasing number of K-12 schools, colleges and universities and public libraries have made investments in technology and connectivity that make it possible for them to access the Company's services. The institutional market business is seasonal, particularly in the K-12 market. Most schools operate with a June fiscal year end, making purchasing decisions in the spring for the next school year, with funds released at the start of the school year.

    In addition to the increased expenditures by schools with respect to the "information highway," telecommunications companies have also pledged to assist schools in getting on the "information highway" by offering free or reduced cost hookups and connect time. The Company views the institutional market as a way to encourage and reinforce usage in the home by familiarizing users with its services in the classroom and library.

    Publishers and Other Content Creators

    As publishers and other content creators enter the online information markets, the Company believes there is a growing need for cost-effective archiving and search and retrieval tools. The Company believes that this service provides a means to strengthen relationships with current content providers as well as identify opportunities for new content provider relationships. The Company has entered into five agreements for Electronic Printing Press, continues to hire an in-house sales staff and may enter into reseller agreements. See "Services and Products--Electronic Printing Press" and "Sales and Marketing--Resellers." In addition, the Company believes that the growth of consumer online services, such as CompuServe and America Online, and of the Internet in general will encourage publishers and other content creators to license products such as EPP in order to provide online access to their content for consumers.

Sales and Marketing

    The Company's primary marketing goals are to: (i) create a strong brand identity as a leading online reference service for individuals and families, libraries, schools and other educational organizations; and (ii) firmly establish its core technology as an affordable option for distributed information search and retrieval systems. The Company uses a variety of programs to stimulate demand for its services and products, including direct sales, online marketing, resellers, software bundling and integration and other arrangements. The Company believes that forming strategic marketing alliances with partners in the institutional, Internet, online publishing and software areas will be important for rapid market penetration. The Company generally structures its alliances with bounty and royalty incentives, which reward partners for both attracting new subscribers and cultivating loyal and frequent users of its services.

    Direct Sales

    The Company currently uses an internal direct-sales force (which now totals more than 20 full-time sales representatives) to sell institutional site licenses for Electric Library and to market its Electronic Printing Press to publishers and other content creators. The institutional sales force focuses its efforts on making telephone sales calls, as well as exhibiting the Company's services at key educational product trade shows. In addition, the institutional sales force responds to school and library inquiries generated by users of the Company's consumer reference services. The Company's
Electronic Printing Press sales force is focusing on leveraging relationships with existing and potential content providers.




















    Online Marketing

    The Company's online marketing initiatives are focused on creating awareness and generating traffic for its online reference services. The Company currently promotes and advertises its services on several Internet sites, through paid advertisements as well as through bounty and royalty incentive arrangements. The Company currently purchases online advertising space from a number of leading Internet sites. Electric Library is featured as a "Distinguished Provider" of search and navigation services on Netscape's NetSearch page, generating significant Web site visits and product trials. The Company believes that the Internet has proven itself to be an excellent environment for fostering communities of interest, many of which have specialized information requirements, and that the Internet provides an ideal one-to-one marketing environment to identify and service these communities. In addition, the Company believes that the Internet provides an effective communications mechanism (through newsgroups, mailing lists, etc.) to conduct outreach efforts for new users and plans to establish a bounty program for user referrals. The Company has entered into alliances with popular Web sites to construct "co-branded" Web sites on which Electric Library is incorporated as a standard reference tool. Examples of this approach are Financial Electric Library on Intuit's Quicken Financial Network and Cool Questions on Yahoo's Yahooligans site. See "--Important Factors Affecting the Company's Business, Operating Results and Financial Condition--Limited Marketing Experience; Exclusive Distribution Rights."

    Resellers

    As part of its sales and marketing plan, the Company uses resellers for its online reference services. For the consumer market, the Company launched Homework Helper through Prodigy's online service in March 1995. For the institutional market, in 1996, Infonautics entered into an arrangement with a marketer of software and information services to public libraries. The marketer is selling Electric Library to public libraries through its direct sales force in selected regions of the U.S. The Company has also entered into an agreement with a leading supplier of library automation systems, to market Electric Library in the school library market. The Company plans to enter into additional reseller agreements for both the consumer and institutional markets. In addition, the Company may enter into reseller agreements for EPP.

    Software Bundling and Integration

    The Company pursues opportunities to bundle and integrate client software for its services with complementary products and services. The Company currently has bundling agreements with a variety of companies and is
currently exploring additional bundling and integration arrangements.   See
"--Services and Products--Electric Library."

    Other Arrangements

    The Company uses print media advertising in selected online and personal computer publications. Moreover, the Company believes that certain endorsements can accelerate mass market acceptance. The American Federation of Teachers, one of the largest accredited teaching federations in the United States, has endorsed Electric Library. With the endorsement, the Company offers discounts on Electric Library to member teachers for personal use. Additionally, in the fourth quarter of 1996, the Company launched Researchpaper.com, an online Web site intended to help students with their term papers and promote usage of Electric Library.

Customer Service and Support

    The Company believes customer service and support are critical to its objectives. Through submission of online feedback forms, customers can provide the Company with valuable feedback each time they use Homework Helper and Electric Library. To date, the Company has collected more than 150,000 submissions, many of which contain not only questions, but also comments regarding ideas for improving the services. The Company believes that the customer feedback received to date reflects a high level of customer satisfaction.

    The Company has a customer support department, which currently consists of eleven people who act as online postmasters, technical support coordinators and bulletin board leaders. The online postmasters respond to e-mail correspondence generated via online services and the Internet, and relay customer feedback to other departments of the Company regarding customer requirements and priorities for new features and information sources. The technical support coordinators provide centralized telephonic support for all institutional clients and users, including K-12 schools and public libraries, while bulletin board leaders respond to all customer "postings" generated from the bulletin board areas within the various online services. The bulletin board leaders also respond to technical, product and search-related items.

Competition

    The information services industry is intensely competitive. With respect to its online services, the Company competes directly or indirectly with other information services and sources, including: (i) consumer online reference services such as Cognito ("Cognito") (a product developed by Information Access Company which is also marketed by Microsoft as the Encarta Online Library); (ii) educational database providers and content aggregators (such as EBSCO, Information Access Company, UMI and Newsbank); (iii) professional business-related services (such as Lexis-Nexis and Desktop Data); (iv) CD-ROM encyclopedias and other reference sources (such as Microsoft Encarta and Comptons Multimedia Encyclopedia); (v) publishers offering online or Internet access to their own content; (vi) Internet search service companies; and (vii) individually-maintained Web sites on the Internet. With respect to EPP, the Company competes with other providers of enabling technology for publishers and other content creators. Companies compete in two aspects of this market: search technology and optional services. With respect to search technology, Verity and Fulcrum are leaders in a mature market with many participants. EPP optional services include hosting services, integration services and business management functions. The optional services market is new, and various competitors continue to emerge.

    The Company markets its online reference services through consumer online services. In the future, however, the Company's partners may become competitors of the Company. In general, these online services are primarily designed for communication, casual browsing and entertainment. For those seeking specific information, the major online services typically offer their own mix of information resources, including independent sites of newswires, general reference works and periodicals. However, the Company believes that these services do not currently offer users the same search capabilities or the depth, breadth and quality of content as the Company's services.

    Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or services than the Company and to establish relationships with content providers that have not entered into agreements with the Company. No assurance can be given that a competitor or competitors will not develop products and services which are comparable or superior to the Company's services and products; nor can any assurance be given that a competitor or competitors will not seek to obtain agreements with the Company's content providers or to market their services and products to the same customers to whom the Company intends to market its services and products. Moreover, because the success of the Company's strategy is dependent in part upon the success of the Company's relationship with its strategic partners, including the Company's suppliers, content providers, resellers and distributors, any failure of the products of the Company's strategic partners to achieve or maintain market acceptance could have a material adverse effect on the Company's competitive position and results of operations.


























Intellectual Property

    Although Infonautics believes that its success will depend principally on continuing innovation, technical expertise, quality of product support and customer relations, the Company's ability to compete successfully depends, in part, on its ability to protect the proprietary technology contained in its services and products. Electric Library and Homework Helper client software are licensed under agreements prohibiting the unauthorized use, copying and transfer of the licensed program. In addition, the Company relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to protect its proprietary rights in its software and technology. The Company has applied for federal service mark and trademark registration for certain of the marks it uses, including "Infonautics," "Electric Library" and "Electronic Printing Press," and the Company has applied to register certain of its marks in eight countries and the European community. In addition, the Company licenses software technology from third parties. Moreover, the Company has developed a number of proprietary technologies and currently has 15 patents pending on several technologies, including a "split server" architecture which yields high efficiencies in database systems, a plain English search capability and an API standard to access information in a client-server mode. In addition, the Company has two allowed U.S. patent and eight pending international patent applications. See "--Important Factors Affecting the Company's Business, Operating Results and Financial Condition--Dependence on Proprietary Technology."

    Due to the changing nature of technology used in information retrieval, the Company believes that any patent will prove to be of substantially less significance in its business than the timely application of the technology. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

Government Regulation and Legal Uncertainties

    The Company is subject, both directly and indirectly, to various U.S. and foreign laws and governmental regulations relating to its business. The Company believes it is currently in compliance with such laws and that they do not have a material impact on its operations. Moreover, there are currently few laws or regulations that expressly address commerce on commercial online services or the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of such laws and regulations may be adopted with respect to commercial online services and the Internet, which may cover issues such as user privacy, pricing, taxation and characteristics and quality of products and services. The Telecommunications Act of 1996, including the Communications Decency Act of 1996, which was signed into law on February 8, 1996 and the judicial interpretation of which is uncertain, imposes criminal penalties for transmission of or allowing access to certain obscene communications over the Internet and other computer services and contains additional provisions intended to protect minors. The application of this law, and any similar laws or regulations in the future, may decrease the growth of commercial online services and the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to commercial online services and the Internet of existing U.S. and foreign laws governing issues such as intellectual property ownership, defamation, personal privacy and export restrictions is uncertain and could expose the Company to substantial liability, for which the Company might not be indemnified by content providers. See "--Important Factors Affecting the Company's Business, Operating Results and Financial Condition--Government Regulation and Legal Uncertainties."

Employees

    As of February 28, 1997, the Company had 132 full-time employees and 13 part-time and hourly employees. None of the Company's employees are currently covered by collective bargaining agreements. Management considers employee relations to be good.

    The Company also has relationships with various consultants, including Howard L. Morgan and Israel J. Melman, who are directors of the Company.

Factors Affecting the Company's Business, Operating Results and Financial Condition

    History of Losses; Anticipation of Future Losses. Since inception, the Company has incurred significant losses and substantial negative cash flow. As of December 31, 1996, the Company had cumulative net losses of approximately $25.5 million, with net losses of approximately $3.7 million, $7.5 million and $13.8 million, respectively, for each of the years ended December 31, 1994, December 31, 1995 and December 31, 1996. The Company currently anticipates that it will not achieve profitability in the years ending December 31, 1997 and December 31, 1998, and there can be no assurance that the Company will ever achieve profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

    Developing Market. The Company's services, Electric Library and Homework Helper, are in markets that have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants that have introduced or developed services and products addressing information search and retrieval requirements over private and public networks, online services and the Internet. Because the markets for the Company's services and products are new and evolving and because the Company has limited operating experience, it is difficult to assess or predict with any assurance the growth rate, if any, and the size of these markets. The market for Electronic Printing Press technology is similarly new and rapidly evolving. See "--Services and Products" and "--Markets." There can be no assurance that the markets for the Company's services and products will develop. If these markets fail to develop or develop more slowly than expected, the Company's business, operating results and financial condition will be materially adversely affected.

    Limited Operating History; Limited Services and Products to Date; Unproven Acceptance of the Company's Services and Products. The Company commenced operations in November 1992 and introduced its first commercial service, Homework Helper, on the online service of Prodigy in early 1995. Homework Helper has generated total net revenues of approximately $448,000 in 1995 and $589,000 in 1996, 100% and 41% of revenues, respectively, in 1995 and 1996. The Company introduced its second service, Electric Library, on the Internet in the first quarter of 1996. Revenues from Electric Library totaled $580,000, or 40% of revenues, for the year ended December 31, 1996. The Company generated revenues of $272,000, or 19% of revenues, for the year ended December 31, 1996 from licensing its core technology and providing integration services for hosting archive sites. To achieve revenue growth, of which there can be no assurance, the Company must, among other things, achieve market acceptance of its services and products, continue to upgrade and add technologies and commercialize products and services incorporating such upgraded or additional technologies. See "--Services and Products."

    Retention; Pricing Uncertainty. The Company's marketing strategy for Electric Library and Homework Helper depends in part upon retaining customers after the first free month has ended. See "--Services and Products." Even if customers do not cancel after the initial free period, there can be no assurance that the Company will retain them as paying customers, and industry experience suggests that each month a significant number of subscribers to the Company's services will terminate their subscriptions. In addition, the Company may reduce the selling price of its online reference services due to, among other things, increased competition in the market place or high churn rates. See "--Services and Products," "--Sales and Marketing" and "--Competition."

    Competition. The information services industry is intensely competitive. With respect to its online services, the Company competes directly or indirectly with other information services and sources, including: (i) consumer online reference services such as Cognito; (ii) educational database providers and content aggregators (such as EBSCO, Information Access Company, UMI and Newsbank); (iii) professional business-related services (such as Lexis-Nexis and Desktop Data); (iv) CD-ROM encyclopedias and other reference sources (such as Microsoft Encarta and Comptons Multimedia Encyclopedia); (v) publishers offering online or Internet access to their own content; (vi) Internet search service companies; and (vii) individually-maintained Web sites on the Internet.

    With respect to Electronic Printing Press, the Company competes with other providers of enabling technology for publishers and other content creators. Companies compete in two aspects of this market: search technology and optional services. With respect to search technology, Verity and Fulcrum are leaders in a mature market with many participants. The optional services market is new, but various competitors continue to emerge.

    The Company markets its online reference services through consumer online services. These services typically offer their own mix of information resources, often with search mechanisms that address independent sites of newswires, general reference works and periodicals. In the future, these services may compete with the Company's services by offering search mechanisms which give access to larger and more diverse content collections, including more full-text documents and historical archived information.

    Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or services than the Company and to establish relationships with content providers that have not entered into agreements with the Company. No assurance can be given that a competitor or competitors will not develop services and products which are comparable or superior to the Company's services and products; nor can any assurance be given that a competitor or competitors will not seek to obtain agreements with the Company's content providers or to market their services and products to the same customers to whom the Company intends to market its services and products. Moreover, because the success of the Company's strategy is dependent in part upon the success of the Company's relationships with its strategic partners, including the Company's suppliers, content providers, resellers and distributors, any failure of the products of the Company's strategic partners to achieve or maintain market acceptance or compete successfully in their markets could have a material adverse effect on the Company's competitive position and results of operations.

    Potential Fluctuations in Quarterly Results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's services and products, introduction or enhancement of services and products by the Company and its competitors, market acceptance of new services and products, including EPP technology, the mix of distribution channels through which services and products are sold, the mix of services and products sold, seasonality of the online services and institutional markets and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not and will not necessarily be meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Dependence on Content Providers; Significant Payments Required to be Made to Content Providers; Risk of Third Party Claims. The Company's relationships with its content providers are fundamental to its goal of becoming a leading online reference service. To date, various content providers, including publishers, have entered into supply agreements with the Company to provide information for use in the Company's reference services. Certain of these agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations, and may be terminated by either party upon: (i) breach of any material obligation, if such breach remains uncured within a specified number of days after written notice; or (ii) a bankruptcy, insolvency or similar filing, if such filing is not withdrawn within a specified number of days. Certain of the agreements may also be terminated by the content providers under certain circumstances, including the failure of the Company to make certain minimum payments. In addition, the agreements are typically non-exclusive and vary in length of term, ranging from one to five years.















    The Company believes it may be necessary in the future to license additional content from content providers such as major daily newspapers, financial publications and weekly or monthly magazines. The Company believes it can differentiate itself as the provider of the most useful online reference services for a broad audience with its current database of diverse source material; however, users of online services and the Internet will in addition to diversity also seek access to content from well known sources that are familiar to users, such as major daily newspapers, financial publications and weekly or monthly magazines. While the Company intends to continue adding new content, including additional graphical material and eventually audio and video content, there can be no assurance the Company will be able to enter into agreements with additional content providers. Failure to do so may have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's future success also depends, in part, on its ability to maintain its existing relationships with its content providers, of which there can be no assurance. The Company is reducing its reliance on content aggregators and concurrently is contracting directly with the publishers represented by such aggregators, as well as other publishers. As a result, from time to time, there may be changes in the number of publications available on the services. In addition, the combination of contracting directly with publishers and the Company's overall effort to increase the content available under its Electric Library and Homework Helper services will result in an increase in data preparation costs. The Company believes that the possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company. See "--Content Provider Relationships."

    In addition, while fees payable to the Company's content providers constitute a significant portion of the Company's cost of revenues, content providers have received only minimal payments from the Company to date. There can be no assurance that the content providers will be satisfied with the revenue received through arrangements with the Company or that content providers will enter into prospective agreements with the Company. If the Company is required to increase the fees payable to its content providers, such increased payments will have an adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "--Services and Products," "--Content Provider Relationships" and "--Government Regulation and Legal Uncertainties."

    Dependence on the Internet. Although the Company provides access to its services across multiple delivery channels, including commercial online services, the success of the Company's services and products depends on, among other things, the continued expansion of the Internet and its network infrastructure. The Internet may not prove to be a viable commercial marketplace because of, among other things, inadequate development of the necessary infrastructure such as a reliable network backbone, delayed development of complementary products and technologies such as high speed modems and security procedures for financial transactions or delays in the development or adoption of new standards and protocols such as the next-generation Internet Protocol, all of which would inhibit the Internet's ability to handle increased levels of activity. There can be no assurance that the infrastructure, complementary products or protocols necessary to make the Internet a viable commercial marketplace will be developed. If they are not developed or if the Internet does not become a viable commercial marketplace for any other reason, the Company's business, operating results and financial condition will be materially adversely affected. Moreover, critical issues concerning the commercial use of, distribution on, and government regulation of online services and the Internet (including security, cost, ease of use and access, property ownership and other legal liability issues) remain unresolved and may impact both the growth of online services and the Internet and the Company's financial results. See "--Government Regulation and Legal Uncertainties."

    Limited Marketing Experience; Exclusive Distribution Rights. The Company uses a variety of strategies to market and sell its services and products, including direct sales, online marketing, reseller arrangements and software bundling and integration. The Company also uses paid advertising and product endorsements to promote its services and products. To the extent the Company distributes its services and products online through arrangements with other consumer technology companies, the Company will be dependent in part upon the efforts of such parties for distribution of its services and products. See "--Sales and Marketing."

    In April 1996, the Company entered into a one-year "Distinguished Provider" Agreement with Netscape pursuant to which the Company was designated one of 14 "Distinguished Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. For the year ended December 31, 1996, a significant portion of visits to the Company's Web sites was derived through the Netscape browser. The Company cannot anticipate the impact on visits to its Web sites of any changes Netscape may make to its service or browser or the effect on consumer subscriptions that may be generated from such visits. There can be no assurance that this agreement will be renewed, and the termination of the

Company's relationship with Netscape could significantly reduce new customer acquisition rates for Electric Library.

    In addition, pursuant to the Company's agreement with Telebase Systems, Inc. ("Telebase"), Telebase has the exclusive rights, subject to certain limitations, to distribute the Company's services through certain remarketers. Further, if the Company contracts directly with any such remarketer, Telebase will be entitled to a five percent commission on all subscription revenue generated from such remarketer for a period of five years.

    Rapid Technological Change. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require significant unanticipated investments in research and development. The Company's future success will depend, in part, upon its ability to keep abreast of, and to obtain rights to, the latest technologies in order to enhance Electric Library and Homework Helper, sell and license its EPP technology, introduce new services and products and keep pace with technological developments, changing customer requirements and frequent new product introductions. See "--Technology and Product Development" and "--Intellectual Property."

    Dependence on Proprietary Technology. The Company's success is heavily dependent upon a combination of proprietary software technology and software licensed from third parties. The Company has pending U.S. and international patent applications, and has two allowed U.S. patent applications. In addition, the Company relies on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to protect its proprietary rights in its software and technology. However, there can be no assurance that the steps taken by the Company or its licensors will prevent misappropriation of this technology. Moreover, third parties could independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. Although the Company believes that its services and products and the proprietary rights developed or licensed by it do not infringe patents and proprietary rights of other parties, there can be no assurance that infringement claims, regardless of merit, will not be asserted against the Company or its licensors in the future. Moreover, effective intellectual property and proprietary rights protection of this proprietary technology may be unavailable or limited in certain foreign countries. In addition, the Company has applied for federal service mark and trademark registration for certain of the marks it uses, including "Infonautics," "Electric Library" and "Electronic Printing Press," and the Company has applied to register certain of its marks in eight countries and the European community. There can be no assurance that the Company will receive such service mark or trademark protection or that such protection will be adequate to protect the Company's marks. See "--Intellectual Property."

    The Company currently has 15 U.S. patent applications pending on several technologies, including a "split server" architecture which yields high efficiencies in database systems, a plain English search capability and an API standard to access information in a client-server mode. In addition, it has two allowed U.S. patent applications and eight pending international patent applications. See "Business--Technology and Product Development." There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or, if patents are issued, that the claims allowed will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that pending applications or any patents licensed to the Company or issued or licensed to the Company in the future will afford any competitive advantages to the Company or will not be challenged by third parties or circumvented or designed around by others. The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. There can be no assurance that the services and products the Company markets or will seek to market do not or will not infringe patents or other rights owned by others, licenses for which may not be available to the Company.

    Dependence on Limited Sources of Supply. Components of the basic search software used by the Company are licensed on a non-exclusive basis from Excalibur Technologies Corporation ("Excalibur") (parent of and successor to Conquest Software Corp.). No assurance can be given that Excalibur will continue to support or maintain the software adequately or that the arrangement will not be terminated. The Company's agreement with Excalibur is for a term of 15 years, ending July 5, 2008, with automatic renewal periods of five years thereafter unless one year's written notice of termination is given. The agreement may be terminated earlier, after a notice period, by either party upon breach of any material obligation. However, the Company believes that if Excalibur were unable adequately to support or maintain the software, additional or replacement suppliers could provide the Company with comparable software within a reasonable time frame and at comparable prices. Nevertheless, there can be no assurance that the Company could find alternative suppliers or that any such suppliers could provide comparable software on a timely basis or on similar terms.

    In addition, the Company obtains certain computer systems on which Electric Library and Homework Helper operate primarily from Tandem. No assurance can be given that Tandem will continue to support or maintain the systems adequately or that their arrangements will not be terminated. The Company's agreement with Tandem is for an initial term of five years, ending February 3, 1999, with an initial automatic renewal period of three years and thereafter additional optional renewal periods of three years each. The agreement may be terminated earlier by either party upon: (i) any default, if such default remains uncured for 30 days after written notice; (ii) certain defaults related to confidentiality; and (iii) in certain limited circumstances if the Tandem products do not meet certain performance standards. The agreement may also be terminated earlier by Tandem upon certain defaults relating to proprietary rights and licensing provisions and requires renegotiation upon the occurrence of certain events, which in general may cause the Company to require additional Tandem products. Although management believes the Company could purchase similar hardware from other sources, there can be no assurance that the Company would be able to do so in a timely manner. In addition, Excalibur and Tandem both receive a percentage of revenues from subscriptions in return for providing the Company with software and hardware for its computer systems, and there can be no assurance that the Company would be able to enter into similar agreements on comparable terms with alternate suppliers. In the event that the Company is unable to establish comparable relationships with alternate software or hardware suppliers, the inability of the Company's current suppliers to meet the Company's needs could have a material adverse effect on the Company. See "--Technology and Product Development."

    Risk of System, Service or Product Failure or Inadequacy. From time to time the Company has suffered failure of its system which has resulted in interruptions in the delivery of its services to its customers. In addition, the growth of the Company's customer base may strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's operations are also dependent on its ability to maintain its computer and telecommunications equipment in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. All of the Company's computer and telecommunications equipment, including its processing operations, is located at its headquarters facilities in Wayne, Pennsylvania. While the Company maintains property insurance, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with business interruption.

    There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found in the service, product or product upgrades, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and support costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    Dependence on Personnel; Management of Growth. The Company's performance is substantially dependent on the performance of its executive officers and key employees, some of whom do not have employment agreements with the Company. The loss of any such personnel could have an adverse effect on the operations of the Company. The Company is dependent upon its ability to attract, retain and motivate skilled technical, managerial and sales personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees. Furthermore, the expenses associated with hiring and retaining employees may be incurred prior to the generation of any associated revenues.

    The Company's future growth will require it to manage its operations effectively while responding to constant changes in both technology and the markets in which the Company intends to compete. The introduction of Electric Library and the continued development of Electronic Printing Press have already placed and will continue to place significant demands on the Company's management, employees and technical and other resources. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to attract and retain key personnel and its business, financial condition and results of operations will be materially adversely affected.

    Government Regulation and Legal Uncertainties. The Company is subject, both directly and indirectly, to various U.S. and foreign laws and governmental regulations relating to its business. The Company believes it is currently in compliance with such laws and that they do not have a material impact on its operations. Moreover, there are currently few laws or regulations that expressly address commerce on commercial online services or the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of such laws and regulations may be adopted with respect to commercial online services and the Internet, which may cover issues such as user privacy, pricing, taxation and characteristics and quality of products and services. The Telecommunications Act of 1996, including the Communications Decency Act of 1996, which was signed into law on February 8, 1996 and the judicial interpretation of which is uncertain, imposes criminal penalties for transmission of or allowing access to certain obscene communications over the Internet and other computer services and contains additional provisions intended to protect minors. The application of this law, and any similar laws or regulations in the future, may decrease the growth of commercial online services and the Internet. Such a decrease could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition.

    Moreover, the applicability to commercial online services and the Internet of existing U.S. and foreign laws governing issues such as intellectual property ownership, defamation, personal privacy and export restrictions is uncertain and could expose the Company to substantial liability for which the Company might not be indemnified by content providers. For example, there is a potential that claims will be made against the Company for copyright or trademark infringement, defamation or negligence or other theories based on the nature and content of such materials, including claims based on the Company's providing access to obscene or indecent information. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by indemnification or insurance, or is in excess of insurance coverage, could have a material adverse effect on the Company.

    Need for Additional Funds. Based on current levels of operations and commitments, the Company anticipates that its existing capital resources will enable it to maintain its operations for at least twelve months. However, the Company may require additional funds to sustain and expand its product development and sales and marketing activities, particularly if a well-financed competitor emerges or if there is a shift in the type of online or Internet information services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. The inability to obtain sufficient funds from operations or external sources would have a material adverse effect on the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Agreements with Certain Founders. In connection with the founding of the Company and the execution of employment agreements as of January 1, 1993 between the Company and Marvin Weinberger and Joshua Kopelman, the Company entered into agreements with each of them pursuant to which they will receive, commencing in 1998 and terminating in 2091, payments equal to 3% and 0.15%, respectively, of the Company's after-tax adjusted net income. In addition, under the terms of his agreement, Mr. Weinberger has the right at all times to disapprove any proposed change in corporate structure, such as a merger, consolidation or sale of all or substantially all of the assets of the Company, which may adversely affect his rights under the agreement, unless the holders of 80% of the shares entitled to vote on the matter (excluding Mr. Weinberger's shares) approve the transaction.

ITEM 2.       PROPERTIES

    The Company leases approximately 21,000 square feet of office space in Wayne, Pennsylvania. This lease expires July 31, 2000 and has a three-year renewal option. The Company subleased 3,600 square feet in the same office park, under an agreement which began in July 1996 and expired on February 28, 1997. The Company is currently negotiating the details of amending the existing lease to add this 3,600 square foot space. The Company has recently entered into a lease for approximately 2,400 square feet in New York, New York to be used as a content and publisher relations office. The Company is seeking to expand its existing facilities to support its growth. The Company believes that additional space will be available on acceptable terms. In addition, the Company has an agreement and certain noncancelable operating leases with a computer manufacturer for certain of its equipment.

ITEM 3.       LEGAL PROCEEDINGS

    None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

    The following table sets forth certain information concerning the executive officers of the Company:

             Name                 Age               Position
           ---------             -----             ----------
Marvin I. Weinberger............   41    Chief Executive Officer, Chairman
                                         of the board of directors and
                                         co-founder
David Van Riper ("Van") Morris..   42    President and Chief Operating
                                         Officer
Joshua M. Kopelman..............   25    Executive Vice President, Secretary
                                         and co-founder
Ronald A. Berg..................   40    Vice President-Finance and
                                         Administration and Chief Financial
                                         Officer
James T. Beattie................   48    Vice President and General Manager-
                                         New Media Services
William R. Burger...............   39    Vice President-Content and
                                         Publisher Relations
Gerard J. Lewis, Jr.............   36    Vice President, General Counsel and
                                         Assistant Secretary

    Marvin I. Weinberger, a co-founder of the Company, has served as the Company's Chief Executive Officer and Chairman of the board of directors since its inception in November 1992. From 1985 until he co-founded the Company in 1992, he was Executive Vice President and co-founder of Telebase, a developer of customized information and entertainment services that is now part of N2K Inc., where his duties included marketing and sales functions. Mr. Weinberger was Project Leader for Homework Helper while at Telebase.

    Van Morris joined the Company as President and Chief Operating Officer in September 1995. From 1992 until he joined the Company, Mr. Morris held various vice president and general management positions at Legent Corporation ("Legent"), a systems management software company. From September 1987 to July 1992, Mr. Morris was employed by Goal Systems International, a system management software company that was purchased in 1992 by Legent, where he initially served as Director of Marketing and was promoted to Vice President of Marketing.

    Joshua M. Kopelman, a co-founder of the Company, is Executive Vice President and Secretary of the Company. In addition, Mr. Kopelman is responsible for the Company's sales and marketing functions. From 1991 until he co-founded the Company, Mr. Kopelman was employed by Telebase as the Development Projects Coordinator for Homework Helper.

    Ronald A. Berg joined the Company as Vice President--Finance and Administration and Chief Financial Officer in January 1994. For the preceding four years, Mr. Berg served as Chief Financial Officer of Ziff Technologies, the technical services division of Ziff Communications Company, a computer publishing and services company. Mr. Berg is a certified public accountant and was employed by Coopers & Lybrand L.L.P. from 1977 to 1985, the last two years as an Audit Manager.

    James T. Beattie has been Vice President and General Manager-New Media Services since June 1996. From May 1994 until June 1996, he served as Vice President--Engineering. For the preceding nine years, Mr. Beattie served as

Manager and Director of Systems Development of Prodigy Services Company, where he was responsible for all aspects of technical product and application development for editorial, merchandising and advertising lines of business, as well as specified systems development and operations.

    William R. Burger joined the Company as Vice President - Content and
Publisher Relations in January 1997.   From July 1995 to January 1997,  Mr.
Burger was director of new media development and educational initiatives at AT&T's Messaging, Wireless and Multimedia group, where he was responsible for introducing voice-messaging services into primary and secondary schools as part of the AT&T Learning Network. From 1981 to May 1995, Mr. Burger was employed by Newsweek Magazine where he held a number of positions, including senior editor, senior writer and foreign correspondent.

    Gerard J. Lewis, Jr. was named Vice President & General Counsel of the Company in February 1997. From May 1996 to February 1997, Mr. Lewis served the Company as Corporate Counsel & Director of Business Development. Prior to joining the Company in May 1996, Mr. Lewis was in private law practice with Reed Smith Shaw & McClay where he practiced in the intellectual property and technology law areas since 1992. Mr. Lewis also spent several years working in Silicon Valley as a member of various product development teams at Software Publishing Corporation during the late 1980s.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Class A Common Stock of the Company has traded on the NASDAQ Stock Market under the symbol INFO since the Company's initial public offering on April 30, 1996. Prior to that time, there was no public market for the Company's Class A Common Stock. The following table sets forth the high and low last reported sale prices for the Company's Class A Common Stock for the period indicated as reported by the NASDAQ Stock Market.

Year     Fiscal Quarter Ended                              High      Low
-----    -----------------------------------------------  --------   --------
1996     June 30, 1996 (commencing April 30, 1996)......  $14.00     $8.00

         September 30, 1996.............................    8.25      4.25

         December 31, 1996..............................    5.50      3.50

1997     March 31, 1997 (through February 28, 1997).....    4.625     2.375


    As of February 28, 1997, the Company had approximately 219 shareholders of record.

    The Company has not declared or paid dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected data presented below under the caption Consolidated Statements of Operations Data with respect to each of the three years in the period ended December 31, 1996 and under the caption Consolidated Balance Sheet Data at December 31, 1996 and 1995, are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                            Year Ended December 31,
                                             -----------------------------------------------------
                                                 1993         1994          1995           1996
                                             -----------   -----------   -----------   -----------
                                                (In thousands, except share and per share data)
Consolidated Statements of Operations Data:
   Revenues...............................   $   --        $   --        $       448   $     1,441

   Costs and expenses:
      Cost of Revenues ...................       --            --                282           822
      Customer support expenses ..........       --            --                146           324
      Development expenses ...............            90         2,009         3,554         5,210
      Sales and marketing expenses .......       --            --              1,979         6,142
      General and administrative expenses.           435         1,581         1,982         3,927
                                             -----------   -----------   -----------   -----------
           Total costs and expenses ......           525         3,590         7,943        16,425
                                             -----------   -----------   -----------   -----------
   Loss from operations ..................          (525)       (3,590)       (7,495)      (14,984)
   Interest income (expense), net ........           (30)         (109)           14         1,198
                                             -----------   -----------   -----------   -----------
           Net loss ......................   $      (555)  $    (3,699)   $   (7,481)  $   (13,786)
                                             -----------   -----------   -----------   -----------
                                             -----------   -----------   -----------   -----------
           Net loss per common equivalent
               share (1) .................   $     (0.16)  $     (0.72)   $    (1.23)  $     (1.65)
                                             -----------   -----------   -----------   -----------
                                             -----------   -----------   -----------   -----------
   Weighted average number of common
         and equivalent shares
         outstanding .....................     3,427,719     5,168,577     6,062,289     8,347,904
                                             -----------   -----------   -----------   -----------
                                             -----------   -----------   -----------   -----------

                                                                 December 31,
                                             -----------------------------------------------------
                                                 1993         1994          1995           1996
                                             -----------   -----------   -----------   -----------
                                                               (In thousands)
Consolidated Balance Sheet Data:
    Cash, cash equivalents and short-term
         investments .....................   $     1,233   $       718    $      962    $   27,379
    Working capital (deficit) ............           859          (224)       (1,514)       25,841
    Total assets .........................         1,312         1,254         2,532        30,227
    Long-term obligations, net of current
         portion .........................           842           204           138           --
    Shareholder's equity (deficit) .......            91            51          (549)       27,688


(1) Net loss per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, all common stock and common stock equivalents issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding, using the treasury stock method, for all periods presented, at the offering price of $14.00 per share. Subsequent to the initial public offering, net loss per common equivalent share is computed in accordance with Accounting Principles Board No. 15, "Earnings Per Share." As a result, outstanding common stock equivalents have not been included in computation of common equivalent shares for the period subsequent to the initial public offering, as the effect would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Item 7 contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding changes in the number of publications available on the Company's services, anticipated increases in data preparation costs, pricing uncertainty, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, accrued and mandatory contributions to the royalty pool for content providers, the establishment of multiple royalty pools, future EPP-Direct sales, operating results and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Factors Affecting the Company's Business, Operating Results and Financial Condition" in Item 1 of this Annual Report on Form 10-K.

Overview

     Infonautics develops and markets online reference services for the consumer and institutional markets and information technology products for publishers and other content creators. The Company's consumer customers include students and families, its institutional customers include libraries, schools and other educational institutions, and its New Media Services customers include publishers and other content creators.

     Infonautics launched its initial product in the consumer market, Homework Helper, late in March 1995. Homework Helper was available only to Prodigy subscribers. Revenues generated through sales of Homework Helper were the Company's only source of revenue in 1995. Electric Library, accessible to anyone with Internet access, was introduced to the consumer market in the first quarter of 1996. In May 1996, Electric Library was made available to the institutional market. In April 1996, the Company's New Media Services division began to market the core technology underlying Homework Helper and Electric Library as the Electronic Printing Press, which is an online multimedia delivery system designed to offer a standardized solution for accessing distributed text, images, graphics and ultimately, multimedia information. During the last quarter of 1996, the New Media Services division began offering the hosting of archive sites on the Internet, related integration services and business management functions for publishers and other content creators. As a result of its expanding service and product base, as well as an increase in Electric Library subscriber count, revenues more than tripled in 1996 over 1995. At the same time, the Company continued to develop its infrastructure in order to support the new services and products and, as a result, total costs and expenses more than doubled in 1996 over 1995.

    Revenues from Homework Helper and Electric Library subscriptions, both consumer and institutional, are recognized in the month the subscription service is provided and from hourly usage fees when the service is provided. Potential individual subscribers are currently offered the first month free, after which the Company typically charges a fee of $9.95 per month for virtually unlimited consumer usage. Annual subscriptions are available for $59.95. For institutions, the annual fee is approximately $1,500 per concurrent user. The Company may offer discounts in certain circumstances, including high-volume purchases and site licenses. New Media Services revenue from licensing the Company's core technology, packaged as EPP-License, is recognized upon delivery, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable. Revenue from contracts for hosting services (providing and maintaining archives) for EPP-Direct and EPP-Select are recognized ratably over the term of the contract. Revenue from integration services for EPP-Direct and EPP-Select are recognized upon customer acceptance.

    The Company is committed to pay up to 48% of online service revenues as royalties and license fees to providers of content, hardware and software.
See Note 10 of the Notes to Consolidated Financial Statements.   Content
providers are compensated from a royalty pool which is funded in accordance with applicable contract provisions. Development of certain co-branded Web site partnerships requires the establishment of multiple royalty pools. These pools will consist only of those content providers participating in specific sites. Payments to content providers made from a royalty pool are based on the number of full record retrievals from each source by users and are divided pro rata based on the total publishers' credits for the calendar quarter. Certain of the Company's content provider agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations, and may be terminated by the content provider under certain circumstances, including the failure of the Company to make certain minimum payments. In an effort to reduce the limitations on the use of content, the Company has established an arrangement whereby certain content providers are given the option to participate in a supplemental guaranteed royalty pool. In addition, the Company will be required until the year 2008 to pay royalties of up to 12.5% of its income for sub-licensing software to EPP customers.

     In February 1997, the Company changed the structure of consumer enrollment plans. Prior to that time, visitors to the Electric Library site were generally offered a two-week free trial. Upon expiration of the trial period, those who had requested trials were asked to enroll as subscribers. Now, visitors to the Electric Library site are asked to enroll as subscribers, at which time they will receive the first thirty (30) days of usage free. One result of this change is to reduce the number of non-paying (trial) users of Electric Library. The Company anticipates that this change will result in more efficient use of system resources and selling efforts.

Results of Operations

     Revenues. Revenues for the year ended December 31, 1996 totaled $1.4 million versus $448,000 in 1995. There were no revenues in 1994, as the Company's services and products were not yet launched. Consumer subscriptions accounted for $1,025,000 or 71% of revenue in 1996, compared to $448,000 or 100% in 1995. Homework Helper monthly subscribers decreased from approximately 10,000 at December 31, 1995 to 6,100 at December 31,
1996. Electric Library, launched in the first quarter of 1996 had 10,500 subscribers at December 31, 1996.

    Institutional subscription revenue for 1996 was $144,000. Revenue from institutional long-term subscriptions is deferred and recognized ratably over the term of the agreement, commencing with the month the service begins.

    New Media Services revenue was $272,000 for the year ended December 31, 1996, the majority of which related to EPP-License. During the last quarter of 1996, EPP-Direct was launched and is expected to provide most of New Media Services future revenue. At year end, the Company had signed three EPP-Direct contracts, two of which were in operation.

    Deferred revenue at year end consists of $275,000 related to institutional subscriptions, and $500,000 relating to a marketing agreement, which is expected to be recognized in the second quarter of 1997.

     Cost of revenues. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services.
Cost of revenues was $822,000 for the year ended December 31, 1996, or 57%
of total revenues. Cost of revenues for the year ended December 31, 1995 was $282,000, or 63% of total revenues. There was no cost of revenues in 1994, as there were no revenues. Cost of revenues, as a percentage of total revenue, decreased due to the greater margins on New Media Services (EPP-License) revenues, which accounted for nearly 19% of total revenues in 1996. To attract new content providers and retain existing ones, the Company began offering content providers the option to participate in a minimum royalty pool, payable at June 1997, the end of the contract period. During 1996, the Company accrued $25,000 to supplement the royalty pool for those providers participating in the minimum pool.

     The Company is reducing its reliance on content aggregators and concurrently is contracting directly with the publishers represented by such aggregators, as well as other publishers. As a result, from time to time, there may be changes in the number of publications available on the services. In addition, the combination of contracting directly with publishers and the

Company's overall effort to increase the content available under its Electric Library and Homework Helper services will result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that the possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

     Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $324,000 for the year ended December 31, 1996, as compared to $146,000 for the year ended December 31, 1995. There were no customer support expenses in 1994, as the Company's services and product were not yet available. The increase in 1996 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

     Development. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. Development expenses were $5,210,000 for 1996, as compared to $3,554,000 and $2,009,000, respectively, for the years ended December 31, 1995 and 1994. This increase was largely due to the Company's enlargement of the development staff in order to support increased development activities, most importantly, completion of the Company's Internet service, Electric Library in the first quarter of 1996, as well as improvements and upgrades to the existing service. The Company anticipates continuing to make significant development expenditures as it develops new and enhanced services.

     Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $6,142,000 for the year ended December 31, 1996, as compared to $1,979,000 for the year ended December 31, 1995. There were no sales and marketing expenses in 1994, as the Company had not yet launched Homework Helper. The increase in 1996 was a result of the continued efforts to increase sales and expand distribution channels. Promotional marketing programs increased in 1996, mainly to support the introduction of Electric Library and EPP-Direct, and the number of sales and marketing personnel grew. The Company anticipates further increasing the size of its sales and marketing staff. However, as revenues derived from institutional subscription renewals increase, while the productivity of the sales force increases, sales and marketing expenses are expected to increase in absolute dollar amounts, but decline as a percentage of total revenues.

     General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees.

     General and administrative expenses were $3,927,000 for the year ended December 31, 1996, as compared to $1,982,000 and $1,581,000, respectively, for the years ended December 31, 1995 and 1994. The increases in general and administrative expense were due to the expansion of internal staffing, increased costs relating to the licensing of additional content and the maintenance of existing content, increases in professional service fees to support the Company's expanded operations and costs associated with being a publicly traded company. The Company anticipates that general and administrative expenses may increase in absolute dollar amounts but decline as a percentage of total revenues.

     Interest Income (expense), net. Interest income, net, was approximately $1,198,000 for the year ended December 31, 1996, resulting primarily from the investment of net proceeds received upon the closing of the Company's initial public offering and private placement in May and February, respectively. Interest income, net was $15,000 in 1995, from interest earned on proceeds from the sale of the Company's stock in that year. Interest expense of $110,000 was recognized in 1994 due to the Company's debt at that time.

     Income taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception. As of December 31, 1996, the Company had approximately $23.9 million in Federal and state net operating loss carryforwards. The Federal net operating losses will expire beginning in 2008 if not utilized. The state net operating losses will expire beginning in 1997 if not utilized. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

Liquidity and Capital Resources

     Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and, to a lesser extent, operating leases.

     At December 31, 1996, the Company had cash, cash equivalents, and short-term investments of approximately $27.4 million. The Company regularly invests excess funds in short-term money market funds, corporate bonds, and commercial paper.

     The Company used cash in operations of approximately $14.0, $5.8 and $2.5 million for 1996, 1995 and 1994, respectively. The increases in 1996 and 1995 were due primarily to the increased net loss. The 1996 increase included a $1.0 million decrease in accrued consulting fees.

     Net cash used in investing activities in 1996 was $12.7 million, $11.3 million for the purchase of short-term investments and $1.4 million for capital expenditures. During 1995 and 1994, the Company used $690,000 and $356,000, respectively, in investing activities, primary for capital expenditures required to support the expansion and growth of the business.

     Net cash provided by financing activities was $41.7 million, $6.7 million and $2.4 million for 1996, 1995 and 1994, respectively. On April 29, 1996, the Company completed an initial public offering of its Class A Common Stock in which 2,250,000 shares of Class A Common Stock were issued at a price of $14.00 per share, with net proceeds of approximately $28.7 million. On February 26, 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock (which converted into shares of Class A Common Stock upon the closing of the initial public offering), with net proceeds of approximately $12.9 million

     The Company believes that cash flow from operations together with existing cash balances will be sufficient to meet its working capital requirements for at least the next twelve months.

Impact of Accounting Standard Issued in 1996

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning directors is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

    The information required by this item concerning executive officers is set forth in Item 4 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    List of documents filed as part of this report:

    (a)  1.   Financial Statements.  Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 are filed as part of this Annual Report on Form 10-K.

         2. Financial Statement Schedules. The Financial Statement Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 is filed as part of this Annual Report on Form 10-K.

         3.   Exhibits.  See (c) below.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

    (c) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


Exhibit No.        Description


3.1                Form of Articles of Incorporation (1)(Exhibit 3.1)

3.2                Bylaws (1)(Exhibit 3.2)

10.1**             Amended and restated 1994 Omnibus Stock Option Plan
                   (1)(Exhibit 10.1)

10.2**             1996 Equity Compensation Plan (1)(Exhibit 10.2)

10.3**             Form of Nonqualified Stock Option Agreement (1)(Exhibit 10.3)

10.4** Employment Agreement dated as of January 1, 1993 between Infonautics, Inc. and Marvin Weinberger (1)(Exhibit 10.4)

10.5** Employment Agreement dated as of January 1, 1993 between Infonautics, Inc. and Joshua Kopelman (1)(Exhibit 10.5)

10.6(a)**          Employment Agreement dated September 5, 1996 between
                   Infonautics, Inc. and Van Morris (1)(Exhibit 10.6)

10.6(b)* **        Amendment No. 1 to Employment Agreement dated as of November
                   4, 1996 between Infonautics, Inc. and Van Morris

10.7(a)**          Employment Agreement dated January 21, 1994 between
                   Infonautics, Inc. and Ronald Berg (1)(Exhibit 10.7)

10.7(b)* **        Amendment No. 1 to Employment Agreement dated as of November
                   4, 1996 between Infonautics, Inc. and Ronald Berg

10.8(a)**          Employment Agreement dated as of April 14, 1994 between
                   Infonautics, Inc. and James Beattie (1)(Exhibit 10.8)

10.8(b)* **        Amendment No. 1 to Employment Agreement dated as of November
                   4, 1996 between Infonautics, Inc. and James Beattie

10.9* ** Employment Agreement dated as of January 2, 1997 between Infonautics, Inc. and William Burger

10.10**            Form of Indemnification Agreement (1)(Exhibit 10.9)

10.11** Royalty Agreement dated as of January 1, 1993 between Infonautics, Inc. and Marvin Weinberger (1)(Exhibit 10.10)

10.12** Royalty Agreement dated as of January 1, 1993 between Infonautics, Inc. and Joshua Kopelman (1)(Exhibit 10.11)

10.13(a)**         Consulting agreement effective July 1, 1994 between
                   Infonautics, Inc. and Israel Melman (1)(Exhibit 10.13)

10.13(b)* **       Amendment No. 1 to Consulting Agreement dated as of January
                   13, 1997 between Infonautics, Inc. and Israel Melman

10.14** Consulting agreement effective as of March 1, 1993, as amended February 1, 1994 and February 1, 1996 between Infonautics, Inc. and Howard Morgan (1)(Exhibit 10.14)

10.15 Agreement of Termination and Assignment dated October 30, 1992 between Telebase Systems, Inc. and Marvin Weinberger and Lawrence Husick and Bill of Sale dated April 19, 1993 between Infonautics, Inc. and Marvin Weinberger (1)(Exhibit 10.15)

10.16              Agreement dated March 24, 1993 between Infonautics, Inc.
                   and Lawrence Husick (1)(Exhibit 10.16)

10.17 Amended and Restated Registration Rights Agreement dated as of February 7, 1996 by and among Infonautics, Inc. and Zero Stage Capital II-Central Pennsylvania, L.P., Keystone Venture IV, L.P., 21st Century Communications Partners, L.P., 21st Century Foreign Partners, L.P. and 21st Century Communications T-E Partners, L.P. and other individuals and entities listed on Exhibit A thereto (1)(Exhibit 10.17)

10.18 Amended and Restated Piggyback Registration Rights Agreement dated as of February 7, 1996 by and among Infonautics, Inc. and 21st Century Communications Partners, L.P., 21st Century Communication Foreign Partners, L.P. and 21st Century Communications T-E Partners, L.P., VIMAC & Co. Nominee
                   Trust and Meridian Venture Partners and the other individuals and entities listed on Exhibit A thereto
                   (1)(Exhibit 10.18)

10.19 Registration Rights Agreement dated as of February 8, 1996 by and among Infonautics, Inc. and the persons whose signatures appear on the counterpart signature pages thereto (1)(Exhibit 10.19)

10.20*** Non-Standard Agreement for Computer Products effective February 3, 1994 between Infonautics, Inc. and Tandem Computers Incorporated (1)(Exhibit 10.20)

10.21*** Software License Agreement dated June 27, 1994 between Infonautics, Inc. and Conquest Software Corp. (succeeded by Excalibur Technologies Corporation) (1)(Exhibit 10.21)

10.22*** Agreement dated December 15, 1994, as amended effective September 11, 1995, and as supplemented April 22, 1996, between Infonautics, Inc. and Prodigy Services Company
                   (1)(Exhibit 10.22)

10.23*** Software Publishing Agreement dated November 3, 1995 between Infonautics, Inc. and Quarterdeck Corporation. (1)
                   (Exhibit 10.23)

10.25 Agreement of Lease dated June 14, 1994, as amended January 27, 1995, June 30, 1995, November 13, 1995, April 18,
                   1996* and May 22, 1996* between Infonautics, Inc. and West Valley Business Trust. (1)(Exhibit 10.24)

11*                Computation of Earnings Per Share.

21*                Subsidiaries.

23*                Consent of Coopers & Lybrand L.L.P.

24 Powers of Attorney (included as part of the signature page hereof).

27*                Financial Data Schedule.
----------------

*   Filed herewith.
** Compensation plans and arrangements for executive officers and others. *** Portions of these exhibits were omitted and filed separately with the
    Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

Copies of the exhibits are available to shareholders (upon payment of a fee to cover the Company's expenses in furnishing exhibits) from Ronald A. Berg, Vice President--Finance and Administration and Chief Financial Officer, Infonautics, Inc., 900 West Valley Road, Suite 1000, Wayne, Pennsylvania 19087.

                                INFONAUTICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULE


                                                                        Pages
                                                                       -------
Report of Independent Accountants ...................................  F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996 ........  F-3

Consolidated Statements of Operations for the years ended December
  31, 1994, 1995 and 1996 ...........................................  F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended December 31, 1994, 1995 and 1996 ......................  F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996 ..................................  F-6

Notes to Consolidated Financial Statements ..........................  F-7-F-17

Schedule II:  Valuation and Qualifying Accounts, for the years ended December 31, 1994, 1995 and 1996 ............................  F-18

Financial Statement Schedules other than those listed above have been omitted because such schedules are not required or applicable

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Infonautics, Inc. and Subsidiaries:

     We have audited the consolidated financial statements and the financial statement schedule of Infonautics, Inc. and subsidiaries listed in the index on page F-1 of the Form 10-K. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infonautics, Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
February 14, 1997

                                INFONAUTICS, INC.

                           Consolidated Balance Sheets
                            December 31, 1995 and 1996

                                                                   1995           1996
                                                                   ----           ----
Assets
Current assets:
  Cash and cash equivalents .................................  $    962,010   $ 16,064,159
  Short-term investments ....................................         --        11,314,956
  Receivables:
    Trade, less allowance for doubtful accounts
    of $31,590 in 1996 ......................................       125,345        373,509
    Other ...................................................       250,000         62,406
  Prepaid expenses and other assets .........................        92,210        565,858
                                                               ------------   ------------
       Total current assets .................................     1,429,565     28,380,888
Property and equipment, net .................................       816,261      1,701,306
Prepaid and other assets ....................................       156,635        145,265
Deferred financing costs ....................................       130,000           --
                                                               ------------   ------------
       Total assets .........................................  $  2,532,461   $ 30,227,459
                                                               ============   ============
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable ..........................................  $    756,169   $  1,199,621
  Accrued expenses ..........................................       337,966        253,132
  Accrued consulting fees ...................................     1,072,579         66,349
  Accrued royalties .........................................       133,627        224,439
  Deferred revenue ..........................................       500,000        796,129
  Due to officer ............................................        48,500           --
  Note payable-- funding agreement ..........................        94,245           --
                                                               ------------   ------------
       Total current liabilities ............................     2,943,086      2,539,670
Note payable-- funding agreement ............................       138,192           --
                                                               ------------   ------------
       Total liabilities ....................................     3,081,278      2,539,670
                                                               ------------   ------------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, no par value .............................          --             --
  Class A common stock, no par value; 25,000,000
    shares authorized; one vote per share; 9,389,357
    and 5,935,748 shares issued and outstanding at
    December 31, 1996 and 1995 ..............................          --             --
  Class B common stock, no par value; 100,000 shares
    authorized, issued and outstanding; 50 votes per
    share ...................................................          --             --
  Additional paid-in capital ................................    11,313,997     53,354,345
  Deferred compensation .....................................          --         (375,000)
  Accumulated deficit .......................................   (11,505,336)   (25,291,556)
                                                               ------------   ------------
                                                                   (191,339)    27,687,789
Less notes and stock subscription receivables ...............      (357,478)          --
                                                               ------------   ------------
       Total shareholders' equity (deficit) .................      (548,817)    27,687,789
                                                               ------------   ------------
       Total liabilities and shareholders' equity (deficit) .  $  2,532,461   $ 30,227,459
                                                               ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Operations
               for the years ended December 31, 1994, 1995 and 1996

                                                      1994          1995           1996
                                                      ----          ----           ----
Revenues .......................................         --     $   447,936    $ 1,441,651
                                                  -----------   -----------   ------------
Costs and expenses:
     Cost of revenues ..........................         --         282,022        822,745
     Customer support expenses .................         --         146,416        323,898
     Development expenses ......................  $ 2,009,233     3,554,185      5,209,975
     Sales and marketing expenses ..............         --       1,978,913      6,141,962
     General and administrative expenses .......    1,580,571     1,981,722      3,926,853
                                                  -----------   -----------   ------------
          Total costs and expenses .............    3,589,804     7,943,258     16,425,433
                                                  -----------   -----------   ------------
Loss from operations ...........................   (3,589,804)   (7,495,322)   (14,983,782)
Interest income (expense), net .................     (109,520)       14,465      1,197,562
                                                  -----------   -----------   ------------
          Net loss .............................  $(3,699,324)  $(7,480,857)  $(13,786,220)
                                                  ===========   ===========   ============
Net loss per common equivalent share ...........  $     (0.72)  $     (1.23)  $      (1.65)
                                                  ===========   ===========   ============
Weighted average number of common and equivalent
   shares outstanding ..........................    5,168,577     6,062,289      8,347,904
                                                  ===========   ===========   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

            Consolidated Statements Of Shareholders' Equity (Deficit)

                                                    Common Stock
                                                    ------------                                             Notes and
                                      Class A                   Class B         Additional                     Stock
                                      -------                   -------          Paid-in     Accumulated    Subscription
                                 Shares      Par Value    Shares     Par Value   Capital      Deficit       Receivables
                                 ------      ---------    ------     ---------   -------      -------       -----------
Balance at December 31,
  1993 ......................   2,084,458        --       100,000        --    $    448,243  $   (325,155)      $(32,500)
Stock issued in exchange for
  notes .....................      28,504        --          --          --          60,000          --          (60,000)
Notes collected .............        --          --          --          --            --            --           65,000
Sale of stock for cash ......   1,005,650        --          --          --       2,275,000          --             --
Shares issued pursuant to
  conversion of subordinated
  notes .....................     604,518        --          --          --       1,024,056          --             --
Shares issued in connection
  with:
  Services performed ........     131,768        --          --          --         277,373          --             --
  Equipment purchased .......       8,568        --          --          --          18,036          --             --
Net loss for the year .......        --          --          --          --            --      (3,699,324)          --
                                ---------     -------     -------     -------  ------------  ------------       ----------
Balance at December 31,
  1994 ......................   3,863,466        --       100,000        --       4,102,708    (4,024,479)       (27,500)
Stock issued in exchange for
  notes .....................      82,666        --          --          --         304,000          --         (304,000)
Notes collected .............        --          --          --          --            --            --           70,000
Sale of stock and warrant for
  cash ......................   1,877,138        --          --          --       6,645,671          --             --
Exercise of warrant .........      44,444        --          --          --          16,667          --             --
Shares issued in connection
  with employee stock
  purchase plan .............      25,594        --          --          --          95,978          --          (95,978)
Shares issued in connection
  with services performed ...      42,440        --          --          --         148,973          --             --
Net loss for the year .......        --          --          --          --            --      (7,480,857)          --
                                ---------     -------     -------     -------  ------------  ------------       ----------
Balance at December 31,
  1995 ......................   5,935,748        --       100,000        --      11,313,997   (11,505,336)      (357,478)
Sale of stock ...............   3,451,086        --          --          --      41,526,095          --             --
Deferred compensation .......        --          --          --          --         500,000          --             --
Amortization of deferred
    compensation ............        --          --          --          --            --            --             --
Notes collected .............        --          --          --          --            --            --          357,478
Other .......................       2,523        --          --          --          14,253          --             --
Net loss for the year .......        --          --          --          --            --     (13,786,220)          --
                                ---------     -------     -------     -------  ------------  ------------       ----------
Balance at December 31,
    1996 ....................   9,389,357        --       100,000        --    $ 53,354,345  $(25,291,556)          --
                                =========     =======     =======     =======  ============  ============       ==========

                                               Total
                                            Shareholders'
                                Deferred      Equity
                              Compensation   (Deficit)
                              ------------   ---------

Balance at December 31,
  1993 ......................        --     $     90,588
Stock issued in exchange for
  notes .....................        --             --
Notes collected .............        --           65,000
Sale of stock for cash ......        --        2,275,000
Shares issued pursuant to
  conversion of subordinated
  notes .....................        --        1,024,056
Shares issued in connection
  with:
  Services performed ........        --          277,373
  Equipment purchased .......        --           18,036
Net loss for the year .......        --       (3,699,324)
                                ---------   ------------
Balance at December 31,
  1994 ......................        --           50,729
Stock issued in exchange for
  notes .....................        --             --
Notes collected .............        --           70,000
Sale of stock and warrant for
  cash ......................        --        6,645,671
Exercise of warrant .........        --           16,667
Shares issued in connection
  with employee stock
  purchase plan .............        --             --
Shares issued in connection
  with services performed ...        --          148,973
Net loss for the year .......        --       (7,480,857)
                                ---------   ------------
Balance at December 31,
  1995 ......................        --         (548,817)
Sale of stock ...............        --       41,526,095
Deferred compensation .......   $(500,000)          --
Amortization of deferred
    compensation ............     125,000        125,000
Notes collected .............        --          357,478
Other .......................        --           14,253
Net loss for the year .......        --      (13,786,220)
                                ---------   ------------
Balance at December 31,
    1996 ....................   $(375,000)  $ 27,687,789
                                =========   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Cash Flows

                                                                          Year ended December 31,
                                                                          -----------------------
                                                                     1994           1995           1996
                                                                     ----           ----           ----
Cash flows from operating activities:
  Net loss ...................................................  $ (3,699,324)  $ (7,480,857)  $(13,786,220)
  Adjustments to reconcile net loss to cash provided
    by (used in) operating
    activities:
    Depreciation and amortization ............................       175,093        246,854        487,780
    Common stock issued for services .........................       277,373        148,973           --
    Provision for losses on accounts receivable ..............          --             --           31,590
    Amortization of deferred compensation ....................          --             --          125,000
    Changes in operating assets and liabilities:
      Receivables:
        Trade ................................................          --         (125,345)      (279,754)
        Other ................................................          --         (250,000)       187,594
      Prepaid and other assets ...............................      (146,135)       (86,636)      (462,278)
      Accounts payable .......................................       102,631        591,828        443,452
      Accrued expenses .......................................       146,473         78,433        (84,834)
      Accrued consulting fees ................................       582,617        489,962     (1,006,230)
      Accrued royalties ......................................          --          133,627         90,812
      Deferred revenue .......................................        20,000        480,000        296,129
                                                                ------------   ------------   ------------
          Net cash used in operating activities ..............    (2,541,272)    (5,773,161)   (13,956,959)
                                                                ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment ........................      (368,260)      (690,016)    (1,372,825)
  Proceeds from insurance claim ..............................        12,575           --             --
  Purchases of short-term investments ........................          --             --      (11,546,956)
  Proceeds from maturity of short-term investments ...........          --             --          232,000
                                                                ------------   ------------   ------------
          Net cash used in investing activities ..............      (355,685)      (690,016)   (12,687,781)
                                                                ------------   ------------   ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrant .....     2,340,000      6,715,671     42,027,826
  Proceeds from exercise of common stock warrant .............          --           16,667           --
  Payments under note payable-- funding agreement ............          --           (8,015)      (232,437)
  Proceeds from long-term borrowings and note payable ........        42,500         31,000           --
  Repayment of loans to officer ..............................          --          (48,500)       (48,500)
                                                                ------------   ------------   ------------
          Net cash provided by financing activities ..........     2,382,500      6,706,823     41,746,889
                                                                ------------   ------------   ------------
          Net increase (decrease) in cash and cash equivalents      (514,457)       243,646     15,102,149
Cash and cash equivalents, beginning of period ...............     1,232,821        718,364        962,010
                                                                ------------   ------------   ------------
Cash and cash equivalents, end of period .....................  $    718,364   $    962,010   $ 16,064,159
                                                                ============   ============   ============
Supplemental disclosure of cash flow information and noncash investing and financing activities:
  Cash paid for interest expense .............................  $     47,065   $      8,410   $     58,916
  Noncash items:
    Issuance of stock for note and subscription receivable ...  $     60,000   $    304,000           --
    Equipment purchased in exchange for stock ................  $     18,036           --             --
    Debt converted to stock ..................................  $  1,250,000           --             --


        The accompanying notes are an integral part of these consolidated financial statements.

                               INFONAUTICS, INC.

                   Notes to Consolidated Financial Statements

1. The Company:

     Infonautics, Inc. (the "Company" or "Infonautics") develops online reference services for the consumer and institutional markets and electronic publishing tools and services for publishers and other content creators. The Company's online reference services, Electric Library and Homework Helper, are available to students and their families through the Internet and consumer online services, and are marketed to schools, libraries and other educational institutions. Additionally, the Company markets to publishers and other content creators Electronic Printing Press ("EPP"), its online multi-media delivery system, that combines the Company's core technology and operating environment to launch digital archives and publications on the Internet and intranets.

     Effective January 1, 1996, Infonautics Corporation effected a corporate reorganization which resulted in the formation of a new Pennsylvania corporation, and the incorporation of two subsidiaries in Delaware. On February 29, 1996, the board of directors authorized an amendment to the Company's Articles of Incorporation, which became effective on April 28, 1996, changing the name of the Company from Infonautics Corporation to Infonautics, Inc. On May 3, 1996, the Company completed an initial public offering (IPO) of its Class
A Common Stock in which 2,250,000 shares of Class A Common Stock were issued (see Note 7 ).

2. Summary of Significant Accounting Policies:

   Principles of Consolidation:

     The consolidated financial statements include the accounts of Infonautics, Inc. and its wholly owned subsidiaries (collectively, the Company). All intercompany balances and transactions have been eliminated.

   Use of Estimates in the Preparation of Financial Statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

   Cash and Cash Equivalents:

     The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

   Short-term Investments:

     All the Company's short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities". Such investments are stated at market value, and unrealized gains and losses on such securities are reflected in shareholder's equity (deficit). The Company uses the specific identification method to determine the cost of securities sold.

   Depreciation and Amortization:

     Depreciation is provided over the estimated useful lives of the related assets (three to seven years) on a straight-line basis. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease.

                                INFONAUTICS, INC.

2. Summary of Significant Accounting Policies, continued:

   Product Development Costs:

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant, and all product development costs have been expensed.

   Advertising Costs:

     Advertising costs, included in sales and marketing expenses, are expensed over the period the advertising takes place. Advertising costs related to future periods are classified in prepaid expenses in the consolidated balance sheet. Advertising expense was $0, $617,664 and $2,374,997, respectively, for the years ended December 31, 1994, 1995 and 1996.

   Stock Based Compensation:

     Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. See Note 7.

   Revenue Recognition:

     Revenues from consumer subscriptions and customer billing services are recognized in the month the service is provided. Those subscriptions sold through remarketers are recognized net of the related fees. Revenues from licensing contracts are recognized when delivery and services related to the license agreement are complete. Revenue from integration services are recognized upon customer acceptance. Revenues from long-term subscription agreements are deferred and recognized over the term of respective agreement, as service is provided. Costs incurred with the procurement of subscriptions and the delivery of the service are expensed as incurred.

     Payments received in advance of providing services or for a long-term license are deferred until the period such services are provided.

   Cost of Revenues:

     Cost of revenues include royalties payable to content, hardware, software and telecommunications providers, as well as certain content preparation and network costs.

   Income Taxes:

     The Company has incurred losses since inception; therefore, there was no provision for taxes in the Company's statements of operations. Provision for income taxes are determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

                                INFONAUTICS, INC.

2. Summary of Significant Accounting Policies, continued:

     Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.

   Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash investments and trade accounts receivable. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. Company policy is designed to limit exposure with any one institution. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

     Trade receivables consist of receivables from remarketers and a diversified base of consumers and institutions. The Company performs ongoing credit evaluations of its remarketers . Concentrations of credit risk with respect to the remaining trade receivables are limited due to the diversified customer base. The Company generally requires no collateral from its customers. In 1996, one customer and two remarketers aggregated approximately 62% of revenues and approximately 59% of trade accounts receivable. In 1995, all revenues and receivables were from one remarketer.

   Vulnerability Due to Certain Concentrations:

     The Company markets Homework Helper through Prodigy Services Company's original online service, Prodigy Classic. Electric Library is marketed through the Internet to consumers and through direct sales and remarketer arrangements to institutional markets.

     The components of the basic search software used by the Company are licensed from a single supplier. In addition, the Company obtains its production hardware primarily from a single manufacturer.

     The Company is dependent upon various content providers, including publishers, to provide content for use in the Company's reference services.

   Net Loss Per Common Equivalent Share:

     Net loss per common equivalent share is computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, all common stock and common stock equivalents issued by the Company during the twelve-month period prior to the Company's IPO have been included in the calculation as if they were outstanding, using the treasury stock method, for all periods presented, at the offering price of $14.00 per share. Subsequent to the IPO, net loss per common equivalent share is computed in accordance with Accounting Principles Board No. 15, "Earnings Per Share." As a result, outstanding common stock equivalents have not been included in computation of common equivalent shares for the period subsequent to the IPO, as the effect would be anti-dilutive.

                                INFONAUTICS, INC.

2. Summary of Significant Accounting Policies, continued:

   Impact of Accounting Standard Issued in 1996:

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

3. Short-term Investments:

     The estimated fair value of the short-term investments, which approximate cost, are as follows:

                                            December 31,
                                                1996
                                                ----
     Available for sale
         Commercial paper ...............   $  4,369,176
         Corporate bonds ................      6,945,780
                                            ------------
     Total available for sale               $ 11,314,956
                                            ============

     At December 31, 1995 the Company did not hold any short-term or long-term investments.

4. Property and Equipment:

     Property and equipment consists of the following at December 31, 1995 and 1996:

                                               1995          1996
                                               ----          ----
     Computer equipment.................    $ 590,700     $1,286,966
     Office equipment...................      179,575        356,636
     Furniture and fixtures.............      211,876        505,524
     Leasehold improvements.............      119,771        212,862
     Purchased software.................       65,280        171,771
                                            ---------     ----------
                                            1,167,202      2,533,759
     Less accumulated depreciation
       and amortization.................     (350,941)      (832,453)
                                            ---------      ----------
                                            $ 816,261     $1,701,306
                                            =========     ==========


Depreciation expense was approximately $88,000 in 1994, $247,000 in 1995 and $529,000 in 1996.

                                INFONAUTICS, INC.

5. Note Payable -- Funding Agreement:

     The Ben Franklin Technology Center of Southeastern Pennsylvania ("BFTC") funded an aggregate of $186,500 to the Company through December 31, 1995. The Company accreted interest using the effective interest method over the anticipated repayment period. This note was paid in full in March 1996.

6. Income Taxes:


     The significant components of deferred tax assets at December 31, 1995 and 1996 are as follows:

                                                   1995         1996
                                                   ----         ----
     Federal tax loss carryforward...........  $ 3,066,000  $ 8,071,000
     State tax loss carryforward.............      122,000      147,000
     Accrual to cash basis difference........      937,000      352,000
     Research and experimentation credit.....      167,000      335,000
                                               -----------  -----------
                                                 4,292,000    8,905,000
     Less: valuation allowance...............   (4,292,000)  (8,905,000)
                                               -----------  -----------
                                                    --          --
                                               ===========  ===========


     A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the realizability of the asset.

     At December 31, 1996, the Company had a net operating loss carryforward of approximately $23,886,000 for federal tax purposes, with $225,000 expiring in 2008, $2,819,000 expiring in 2009, and $6,089,000 expiring in 2010, and
$14,753,000 expiring in 2011, if not utilized. The net operating loss carryforward for state tax purposes is $2,225,000, of which $1,225,000 expires in 1997 and $1,000,000 expires in 1999. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The Company also has research and experimentation credit carryforwards of approximately $335,000 with $96,000 expiring in 2009, $72,000 expiring in 2010, and $167,000 expiring in 2011. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership.

7. Shareholders' Equity (Deficit):

   Common Stock:

     An officer and director of the Company is the holder of all 100,000 outstanding shares of Class B Common Stock. The shares of Class B Common Stock may be converted at any time by the holder of such shares into shares of Class A Common Stock on a one-for-one basis.

     The Company issued 26,598 and 31,440 shares, respectively, of Class A Common Stock in consideration for $55,973 and $111,848, respectively, of administrative and consulting services in 1994 and 1995. The Company also issued 105,170 and 11,000 shares, respectively, of Class A Common Stock in connection with a consulting contract and charged such issuances to development expenses in 1994 and 1995, respectively. Certain equipment with an approximated fair value of $18,036 was exchanged for 8,568 shares in 1994.

     During 1993, the Company issued 6% convertible subordinated notes in an aggregate amount of $1,250,000. Concurrent with the issuance of the notes, 168,076 shares of Class A Common Stock were issued to the purchasers. The fair market value of the shares issued of $353,800 was recognized as a discount on the debt and amortized as interest expense. The notes were converted during 1994 into an aggregate of 604,518 shares of Class A Common Stock, in accordance with their conversion terms.

                                INFONAUTICS, INC.

7. Shareholders' Equity (Deficit), continued:

   Common Stock, continued:

     In August 1995, the Company sold 400,000 shares of Class A Common Stock and a warrant to purchase 44,444 additional shares of Class A Common Stock. In December 1995, the warrant was exercised. The total amount received, including exercise of the warrants, was $1,516,667.

     In September 1995, the Company sold 400,000 shares of Class A Common Stock at $3.75 per share.

     In October 1995, the Company entered into an agreement with a company of which an officer/shareholder is the president, for the sale of 66,666 shares of Class A Common Stock at $3.75 per share. The Company received a note for $250,000, with interest at 6% per annum. The receivable is included in the notes and stock subscriptions receivable balance at December 31, 1995 and was paid in full in February 1996.

     In November 1995, the board of directors authorized an amendment to the Company's Articles of Incorporation that increased the authorized shares of Class A Common Stock from 5,000,000 to 10,000,000 shares.

     In November 1995, the board of directors authorized 2,000,000 shares of Class C Common Stock; no shares were issued or outstanding at December 31, 1995. On February 2, 1996, the board of directors approved a 500,000 increase in the maximum number of shares of Class A Common Stock that may be issued under the 1994 Plan, as described below, pursuant to stock option grants.

     On February 29, 1996, the board of directors authorized an amendment increasing the number of authorized shares of Class A Common Stock to 25,000,000. The board of directors also approved a 2-for-1 stock split in the form of a stock dividend. All common stock share data have been retroactively adjusted to reflect this change. Additionally, the board of directors approved the 1996 Equity Compensation Plan, which provides for the issuance of a maximum of 500,000 shares of Class A Common Stock pursuant to grants of stock options, stock appreciation rights or restricted stock.

     In February, 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock, which converted to Class A Common Stock at the IPO, with proceeds to the Company of approximately $12.9 million, which is net of approximately $0.8 million of offering expenses. In April, 1996, the Company issued 2,250,000 shares of Class A Common Stock at a price of $14.00 per share in the initial public offering. Proceeds to the Company were $28.7 million, net of approximately $2.8 million of offering expenses.

   Preferred Stock:

     The Company is authorized to issue 1,250,000 shares of preferred stock with no par value per share, none of which is outstanding.

                                INFONAUTICS, INC.

7. Shareholders' Equity (Deficit), continued:

   Stock Options:

     In February, 1996, the Company adopted the 1996 Equity Compensation Plan ("1996 Plan"). Concurrently, the 1994 Omnibus Stock Plan ("1994 Plan") was amended and restated. Both plans provide for the granting of stock options to officers, directors, employees and consultants. Grants under both plans may consist of options intended to qualify as incentive stock options ("ISOs"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). In addition, under the 1996 Plan, grants may also consist of grants of restricted stock, stock appreciation rights ("SARs"), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1994 Plan authorizes up to 1,100,000 shares and the 1996 Plan up to 500,000 shares of Class A Common Stock. Prior to adoption of this plan, 175,750 options were granted to certain employees and consultants pursuant to individual agreements with the grantees.

     The Plans are administered by a committee of the board of directors. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs in certain instances may not exceed five years. The options granted under both plans in general vest ratably over a four-year period from the date of grant, except for options granted to any directors which vest when granted.

     The Company's board of directors believes that all stock options were granted with an exercise price equal to the fair value of the Company's Class A Common Stock on the date of the grant, based on the facts, circumstances and limitations existing at the time of their determinations. However, compensation expense of approximately $500,000 is being recognized, over the four-year vesting period for certain options which were granted in late 1995, to acquire 80,600 shares of Class A Common Stock. Compensation expense of $125,000 was recognized in 1996.

     If compensation cost had been determined based on the fair value of the options at the grant dates for those options for which no compensation cost has been recognized, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company's net loss and loss per share would have been:

                                                   1995             1996

          Net loss             As reported      $(7,480,857)     $(13,786,220)
                               Proforma         $(7,492,000)     $(14,954,000)
          Loss per share       As reported      $     (1.23)     $      (1.65)
                               Proforma         $     (1.23)     $      (1.79)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: expected volatility of 75% percent; risk-free interest rates of 6.28 percent and 6.71 percent, respectively, for 1995 and 1996; and expected lives of 5 years.

                                INFONAUTICS, INC.

7. Shareholders' Equity (Deficit), continued:

   Stock Options, continued:

     A summary of the Company's stock options plans are presented below:

                                       1994                    1995                    1996
                                              Weighted              Weighted                 Weighted
                                              Average               Average                  Average
                                              Exercise              Exercise                 Exercise
                                    Shares      Price     Shares      Price    Shares          Price
                                    ------      -----     ------      -----    ------          -----
Outstanding at                      20,000     $2.105     353,450     $2.66     739,850       $ 3.08
   beginning of year
Granted......................      339,000     $ 2.39     437,450     $3.58     721,030       $11.05
Exercised....................         --          --         --         --       (1,413)        2.22
Expired/Canceled.............       (5,550)    $ 2.29     (51,050)    $2.43    (127,737)      $ 8.25
                                   -------                -------              --------


Outstanding at
   year end..................      353,450     $ 2.66     739,850     $3.08   1,331,730       $ 5.19
                                   =======                =======             =========
Weighted-average
   fair value of options
   granted during the year...                                         $3.98                    $7.42

     The following information applies to options outstanding at December 31, 1996:

      Number outstanding                                 1,331,730
      Range of exercise prices                           $2.105 - $14.00
      Weighted-average exercise price                    $5.19
      Weighted-average remaining contractual life        7.80 years

   Employee Stock Purchase Plan:

     In 1995, the Company approved and adopted an Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase Common Stock through direct purchases and payroll deductions not to exceed one year from the enrollment date. At December 31, 1995, employees subscribed for 25,594 shares at $3.75 a share. The stock subscription receivable balance of $95,978 at December 31, 1995 is included in the notes and stock subscription receivables balance in shareholders' equity (deficit). In February 1996, the ESPP was terminated.

                                INFONAUTICS, INC.

8. Employee Benefit Plan:

     In 1995, the Company established a defined contribution 401(k) retirement plan covering substantially all its employees. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution up to 15% of an employee's annual compensation; however, no contributions were made by the Company through December 31, 1996.

9. Related Party Transactions:

     The Company entered into, and subsequently amended, consulting agreements with two of its directors and shareholders during 1994 through 1996. The individuals entered into stock subscription agreements to purchase 28,504 and 16,000 shares of Class A Common Stock in 1994 and 1995 in an aggregate amount of $60,000 and $54,000. Included in the notes and stock subscription receivables balance in shareholders' equity (deficit) at December 31, 1995 was $11,500 due under these agreements which were paid in full during 1996. Consulting expense of $74,000, $124,000 and $100,200, were recognized under these agreements, in each of the years ended December 31, 1994, 1995 and 1996, respectively.

10. Commitments and Contingencies:

   Royalty/License Agreements:

     The Company has entered into certain agreements to license the use of hardware, software and content which provide for a royalty pool and license payments aggregating up to 48% of subscription revenue from Homework Helper and Electric Library. Additionally, certain content providers are under a contract which provides for a minimum royalty pool of $750,000. Those participating content providers will receive an additional royalty amount equal to their percentage of usage for all content providers multiplied by any shortfall to the minimum on an annual basis.

     The agreement to license certain software provides for payment of up to 12.5% of revenues for sublicensing the software to EPP customers.

                                INFONAUTICS, INC.

10. Commitments and Contingencies, continued:

   Other Agreements:

     In 1994, the Company entered into an exclusive agreement, with a right of first refusal, with a computer company whereby certain computer hardware systems will be supplied by the equipment manufacturer through February 1999. In return for providing all computer systems required to operate and support Homework Helper and Electric Library, the supplier receives a certain percentage of the Company's revenue from subscriptions. The arrangement contains a buy-out provision based upon the list price of equipment being used and the number of months since the commencement of the agreement.

     In 1992, certain shareholders entered into an agreement with the corporation that had been developing Homework Helper. This agreement provided for the assignment to the Company of all rights in and to Homework Helper in exchange for quarterly payments equal to 3% of the Company's revenue for a term of up to eight years, expiring in October 2000, with a maximum cumulative amount of $1,200,000. At the end of the eight-year term, the difference between the aggregate amount paid and $1,200,000 may (unless paid by the Company at such time) be converted to equity at a discount of 20% of the then market rate.

     In 1994, the Company entered into a consulting agreement with a systems development and integration firm to perform design, development and systems integration services required to complete the system for the Company's initial commercial launch. These professional services were provided in return for cash and 105,170 shares of Class A Common Stock. Research and development expense in the amount of approximately $221,400 ($2.105 per share) was charged in the statement of operations during 1994. Under an amendment to this agreement, an additional 11,000 shares were issued in 1995, and approximately $37,125 ($3.375 per share) was charged to development expenses. At December 31,1995, accrued consulting fees included $757,219 related to this agreement.

     Separate agreements with these two key officers provide for payment equal to 3.15% of the Company's net income, as defined in the agreements, commencing in 1998, and continuing until 2091.

   Marketing Agreement:

     The Company entered into an agreement with a software company granting a one year exclusive right and license to include access to the Company's Electric Library service in the retailer's Internet products. The retailer agreed to pay $500,000 for this exclusive license; $250,000 was received at signing and $250,000 was received in January 1996. The Company has deferred recognition of any revenue under this agreement until certain terms of the agreement are met. A director of the Company is also a director of the licensee.

   Service Agreement:

     The Company has a commitment to purchase data conversion services in 1997 for $300,000.

                                INFONAUTICS, INC.

10. Commitments and Contingencies, continued:

   Operating Leases:

     The Company has noncancelable operating leases for office facilities and certain equipment. Certain leases include scheduled base rent increases over the term of the respective lease, which are being amortized over the term of the lease on a straight-line basis.

     The future minimum rental commitments under noncancelable operating leases as of December 31, 1996 are as follows:

                                           Operating
               Fiscal Year                   Leases
               -----------                 ---------
               1997...................    $  859,700
               1998...................       784,600
               1999...................       479,500
               2000...................       236,000
               2001...................        52,800
               Thereafter.............        22,000
                                          ----------
                                          $2,434,600
                                          ==========

     Total rent expense for operating leases for the years ended December 31, 1994, 1995 and 1996 amounted to $72,708, $346,183 and $745,249, respectively.

                                INFONAUTICS, INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS


Column A                 Column B                        Column C                     Column D       Column E

Description        Balance at beginning     Charged to costs   Charged to other      Deductions-   Balance at end
                        of period             and expenses     accounts-describe      describe       of period
Valuation
allowances for
deferred tax
asset

1996               $4,292,000                    $4,613,000            --                --          $8,905,000
1995               $1,687,850                    $2,604,150            --                --          $4,292,000
1994               $   75,000                    $1,612,850            --                --          $1,687,850

Allowance for
doubtful
accounts
1996               $     --                      $   48,799            --             $17,209        $   31,590
1995               $     --                            --              --                --          $     --
1994               $     --                            --              --                --          $     --

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFONAUTICS, INC.

Date:  March 27, 1997                  By: /s/ Marvin I. Weinberger
                                           ------------------------------------
                                           Marvin I. Weinberger
                                           Chief Executive Officer


                                  POWER OF ATTORNEY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below in so signing also makes, constitutes and appoints Ronald A. Berg his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name                         Capacity                           Date

/s/Marvin I. Weinberger      Chief Executive Officer,
--------------------------   Director (Principal Executive
Marvin I. Weinberger         Officer)                           March 27, 1997


/s/Ronald A. Berg            Vice President - Finance and
--------------------------   Administration and Chief
Ronald A. Berg               Financial Officer (Principal
                             Financial and Accounting
                             Officer)                           March 27, 1997


/s/Israel J. Melman         Director                            March 27, 1997
--------------------------
Israel J. Melman


/s/Howard L. Morgan          Director                           March 27, 1997
--------------------------
Howard L. Morgan


/s/Lloyd N. Morrisett        Director                           March 27, 1997
--------------------------
Lloyd N. Morrisett


/s/Barry Rubenstein          Director                           March 27, 1997
--------------------------
Barry Rubenstein


/s/Lester D. Wunderman       Director                           March 27, 1997
--------------------------
Lester D. Wunderman


/s/Michael Zisman            Director                           March 27, 1997
--------------------------
Michael Zisman

                                    EXHIBIT INDEX


10.6(b)**          Amendment No. 1 to Employment Agreement dated as of November
                   4, 1996 between Infonautics, Inc. and Van Morris

10.7(b)**          Amendment No. 1 to Employment Agreement dated as of November
                   4, 1996 between Infonautics, Inc. and Ronald Berg

10.8(b)**          Amendment No. 1 to Employment Agreement dated as of November
                   4, 1996 between Infonautics, Inc. and James Beattie

10.9** Employment Agreement dated as of January 2, 1997 between Infonautics, Inc. and William Burger (Exhibit 10.9)

10.13(b)**         Amendment No. 1 to Consulting Agreement dated as of January
                   13, 1997 between Infonautics, Inc. and Israel Melman

10.25* Agreement of Lease dated June 14, 1994, as amended January 27, 1995, June 30, 1995, November 13, 1995, April 18, 1996*
                   and May 22, 1996* between Infonautics, Inc. and West Valley Business Trust. (1)(Exhibit 10.24)

11*                Computation of Earnings Per Share.

21*                Subsidiaries

23*                Consent of Coopers & Lybrand L.L.P.

24 Powers of Attorney (included as part of the signature page hereof).

27*                Financial Data Schedule.

--------------------------

*    Filed herewith.
**   Compensation plans and arrangements for executive officers and others.