Form 10-Q
period 1997-03-31
INFONAUTICS INC
filed 1997-05-15
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC

                                   FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
----- EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
                                              --------------
                                      or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934                                               -----

          For the transition period from                to
                                        ---------------    ---------------
                           Commission file number 0-28284

                                   INFONAUTICS, INC.
               (exact name of registrant as specified in its charter)


        Pennsylvania                             23-2707366
        -------------                            ----------
(State of other jurisdiction               (IRS Employer ID No.)
of incorporation of organization)


                  900 West Valley Road, Suite 1000, Wayne, Pa 19087
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (610) 971-8840
                                     --------------
                (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   -----  -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at March 31, 1997
             -------                         -----------------------------
Class A Common Stock, no par value                       9,391,627
Class B Common Stock, no par value                         100,000


                               INFONAUTICS, INC.

                                     INDEX

                                                             PAGE NUMBER
                                                             ------------

PART I: FINANCIAL INFORMATION

  Item 1. Financial Statements

  Consolidated Balance Sheets as of March 31,
    1997 (unaudited) and December 31, 1996                         3

  Consolidated Statements of Operations (unaudited) for
    the three months ended March 31, 1997 and March 31,
    1996                                                           4

  Consolidated Statements of Cash Flows (unaudited) for
    the three months ended March 31, 1997 and March 31,
    1996                                                           5

  Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         7-9

PART II:     OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                         10

                               INFONAUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,
                                                 1997             DECEMBER 31,
                                              (UNAUDITED)             1996
                                             ----------------    -------------
Assets
Current assets:
  Cash and cash equivalents.................     $ 11,932,041    $  16,064,159
  Short-term investments....................       10,344,261       11,314,956
  Receivables:
    Trade, less allowance for doubtful accounts
    of $71,896 and $31,590 in 1997 and 1996           356,744          373,509
    Other...................................            5,255           62,406
  Prepaid expenses and other assets.........          770,830          565,858
                                                 ------------     ------------
          Total current assets..............       23,409,131       28,380,888

Property and equipment, net................         2,472,446        1,701,306
Prepaid and other assets...................           148,316          145,265
                                                 ------------     ------------
          Total assets.....................      $ 26,029,893    $  30,227,459
                                                 ------------     ------------
                                                 ------------     ------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable...........................    $  1,771,975    $   1,199,621
  Accrued expenses...........................         737,906          543,920
  Deferred revenue...........................       1,021,196          796,129
                                                 ------------     ------------
          Total current liabilities..........       3,531,077        2,539,670
                                                 ------------     ------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, no par value..............          --              --
  Class A common stock, no par value;
    25,000,000 shares authorized; one vote
    per share; 9,391,627 and 9,389,357 shares
    issued and outstanding at March 31, 1997
    and December 31, 1996....................          --              --
   Class B common stock, no par value; 100,000
     shares authorized, issued and
     outstanding; 50 votes per share.........          --              --
  Additional paid-in capital.................      53,360,221      53,354,345
  Deferred compensation......................        (343,750)       (375,000)
  Accumulated deficit........................     (30,517,655)    (25,291,556)
                                                 ------------     ------------
           Total shareholders' equity.........     22,498,816       27,687,789
                                                 ------------     ------------
           Total liabilities and shareholders'
            equity............................   $ 26,029,893    $  30,227,459
                                                 ------------     ------------
                                                 ------------     ------------

------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                               INFONAUTICS, INC.

                   Consolidated Statements Of Operations
                                   (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Revenues........................................................  $     807,357  $     190,141
                                                                  -------------  -------------
Costs and expenses:
    Cost of revenues............................................        453,195         97,689
    Customer support expenses...................................        111,054         68,906
    Development expenses........................................      1,377,282      1,355,385
    Sales and marketing expenses................................      2,889,412        920,176
    General and administrative expenses.........................      1,536,837        771,667
                                                                  -------------  -------------

        Total costs and expenses................................      6,367,780      3,213,823
                                                                  -------------  -------------

Loss from operations............................................     (5,560,423)    (3,023,682)
Interest income (expense), net..................................        334,324          8,362
                                                                  -------------  -------------
        Net loss................................................  $  (5,226,099) $  (3,015,320)
                                                                  -------------  -------------
                                                                  -------------  -------------
Net loss per common equivalent share............................  $        (.56) $       ( .50)
                                                                  -------------  -------------
                                                                  -------------  -------------
Weighted average number of common and equivalent shares
  outstanding...................................................      9,391,600      6,062,300
                                                                  -------------  -------------
                                                                  -------------  -------------

------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                               INFONAUTICS, INC.

                    Consolidated Statements Of Cash Flows
                                (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Cash flows from operating activities:
  Net loss.....................................................  $  (5,226,099) $  (3,015,320)
  Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
  Depreciation and amortization.................................       260,049        129,816
  Provision for losses on accounts receivable...................        40,306             --
  Amortization of deferred compensation.........................        31,250         31,250
  Changes in operating assets and liabilities:
    Receivables:
       Trade.....................................................      (23,541)        (2,455)
       Other.....................................................       57,151        197,709
    Prepaid and other assets.....................................     (208,023)       (38,712)
    Accounts payable.............................................     (111,127)       (87,114)
    Accrued expenses.............................................      193,986       (148,806)
    Deferred revenue.............................................      225,067        156,000
                                                                   -------------  -------------
         Net cash used in operating activities...................   (4,760,981)    (2,777,632)
                                                                   -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment...........................      (347,708)      (159,437)
  Purchases of short-term investments...........................    (5,797,094)            --
  Proceeds from maturity of short-term investments..............     6,767,789             --
                                                                  -------------  -------------
         Net cash provided by (used) in investing activities....       622,987       (159,437)
                                                                  -------------  -------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock...................          5,876     13,230,015
  Payments under note payable -- funding agreement.............         --           (232,437)
  Repayment of loans to officer................................         --            (48,500)
                                                                  -------------  -------------
         Net cash provided by financing activities.............          5,876     19,949,078
                                                                  -------------  -------------
         Net increase (decrease) in cash and cash equivalents..     (4,132,118)    10,012,009

Cash and cash equivalents, beginning of period..................    16,064,159        962,010
                                                                  -------------  -------------
Cash and cash equivalents, end of period........................  $ 11,932,041  $  10,974,019
                                                                  -------------  -------------
                                                                  -------------  -------------

------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                   INFONAUTICS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited financial statements of Infonautics, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures in this Report are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

    The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2. NET LOSS PER COMMON EQUIVALENT

    Net loss per common equivalent share is computed using the weighted average number of Class A and Class B Common Shares outstanding during the periods presented. For the three months ended March 31, 1996, net loss per common equivalent share is computed pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, whereby all common shares and common equivalent shares issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding, using the treasury stock method at the initial public offering price of $14.00 per share. Outstanding common stock equivalents have not been included in the computation of common equivalent shares for the period subsequent to the IPO, in accordance with Accounting Principles Board No. 15, "Earnings Per Share". As a result, outstanding common stock equivalents have not been included in the computation of common equivalent shares for the three months ended March 31, 1997, as the effect would be anti-dilutive.

3. Impact of Accounting Standards Issued in 1996:

    In March 1997, the Financial Accounting Standards Board issued Statement of Finacial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement for all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding increasing costs, growth and expansion plans, sales and marketing plans, operating results, and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's 1996 Annual Report on Form 10-K. Financial information discussed in this report is rounded to the nearest thousand.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenues. Total revenues increased from $190,000 for the three months ended March 31, 1996 to $807,000 for the three months ended March 31, 1997. Consumer revenue more than doubled to $488,000, from $190,000 for the same period in 1996. The increase in consumer revenue was due to subscription revenues from 1)the retention of existing subscribers and 2) the addition of new Electric Library customers. This was offset somewhat from the decrease in the number of Homework Helper users. Electric Library, launched late in the first quarter 1996, had 18,300 subscribers at March 31, 1997, up from just 100 at March 31, 1996. Homework Helper, available only on Prodigy's Classic had 5,200 monthly subscribers at March 31, 1997, down from 10,000 at March 31, 1996.

    Institutional subscription revenue and New Media Services revenue for the first quarter of 1997 was $372,000 and $154,000, respectively. The Company first sold to these markets in the second quarter of 1997, therefore neither generated revenue in the first quarter of 1996.

    At March 31, 1997 the Company had deferred revenues of $1,021,000, up from $796,000 at December 31, 1996. Deferred revenue consists of the following: unearned subscription revenue from the institutional market; unearned revenue related to annual subscriptions in the consumer market; and $500,000 related to a 1995 marketing agreement. The latter will be recognized in the second quarter of 1997. The increase in deferred revenue this quarter of $225,000 was a result of institutional sales activity and the selling of annual subscriptions in the consumer market.

Cost of Revenues. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $453,000 for the three ended March 31, 1997, or 56% of total revenues. Cost of revenues for the three months ended March 31, 1996 was $98,000, or 51% of total revenues. Cost of revenues, as a percentage of total revenue, increased due to data preparation costs related to the addition of new sources of content.

Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses increased to $111,000 for the three months ended March 31, 1997, as compared to $69,000 for the three months ended March 31, 1996. The increase in 1997 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

Development. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. Development expenses increased 2% to $1,377,000 for three months ended March 31, 1997, as compared to $1,355,000 for the three months ended March 31, 1996. The Company continues and anticipates continuing to make significant development expenditures as it develops new and enhanced services.

     During the first quarter of 1996, over half of the development expenses were related for work performed by independent contractors. In 1997, staffing has since been increased and dependence upon contractors has been significantly reduced.

Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs were $2,889,000 for the three months ended March 31, 1997, as compared to $920,000 for the three months ended March 31, 1996. This increase was a result of the continued efforts to increase sales and expand distribution channels. Promotional marketing programs, including online advertising and attendance at school and library trade shows, increased. The number of sales and marketing personnel grew in both the Institutional and New Media Services areas, as did the costs associated with the sales and marketing personnel.

General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting, and other professional fees. General and administrative expenses nearly doubled to $1,537,000 for the three months ended March 31, 1997, as compared to $772,000 for the three months ended March 31, 1996. The increases in general and administrative expense were due to the expansion of internal staffing, increases in professional service fees to support the Company's expanded operations and costs associated with being a publicly traded company. The Company anticipates that general and administrative expenses may increase in absolute dollar amounts but decline as a percentage of total revenues.

Interest Income, net. Interest income, net, increased to $334,000 in the three month period ended March 31, 1997, from $8,000 for the comparable period in 1996 due to the interest earned on higher cash balances from the proceeds from the Company's initial public offering, net of cash used in operations.

Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents, and short-term investments of approximately $22.3 million at March 31, 1997, as compared to $27.4 million at December 31, 1996, a decrease of $5.1 million. Net cash used in operations was $4.8 million for the three months ended March 31, 1997 compared with $2.8 million for the comparable period in 1996, due primarily to a greater net loss in the period ended March 31, 1997.

Net cash provided by investing activities for the three months ended March 31, 1997 was $623,000, $348,000 used for capital expenditures and $971,000, net, provided by investment purchases and proceeds. Net cash provided by investing activities for the three months ended March 31, 1996 was $159,000 for capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 1997 was $5,900, for the exercise of stock options, compared to the $13 million proceeds raised in the private placement in the comparable period in 1996.

The Company believes that cash flow from operations together with existing cash balances will be sufficient to meet its working capital requirements for at least the next twelve months.

PART II. OTHER INFORMATION

  ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

   (a) Exhibit 3.2 Bylaws, as amended

   (b) Exhibit 11.1 Computation of net income (loss) per common share for the three months ended March 31, 1997 and 1996.

   (c) No reports on Form 8-K were filed during the three-month period ended March 31, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INFONAUTICS, INC.

Date: May 14, 1997             /s/ Marvin I. Weinberger
                               ------------------------
                               Marvin I. Weinberger
                               Chief Executive Officer


Date: May 14, 1997             /s/ Ronald A. Berg
                               ------------------------
                               Ronald A. Berg
                               Vice President-Finance and
                               Administration, Chief Financial Officer
                               (Principal Financial
                               and Accounting Officer)