Form 10-Q
period 1997-06-30
INFONAUTICS INC
filed 1997-08-14
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                                   FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
----- EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997
                                                  -------------

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                  For the transition period from __________ to _________

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


              900 West Valley Road, Suite 1000, Wayne, Pa 19087
              -------------------------------------------------
                  (Address of principal executive offices)

                                   (610) 971-8840
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                           OUTSTANDING AT JUNE 30, 1997
                  -----                           ----------------------------

Class A Common Stock, no par value..............            9,391,627
Class B Common Stock, no par value..............              100,000

                               INFONAUTICS, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I:  FINANCIAL INFORMATION

  Item 1  Financial Statements

    Consolidated Balance Sheets as of June 30, 1997 (unaudited)
      and December 31, 1996.......................................        3

    Consolidated Statements of Operations (unaudited) for the
      three months and six months ended June 30, 1997
      and June 30, 1996...........................................        4

    Consolidated Statements of Cash Flows (unaudited) for the
      six months ended June 30, 1997 and June 30, 1996............        5

    Notes to Consolidated Financial Statements....................        6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      7-9


PART II:  OTHER INFORMATION

  Item 6  Exhibits and Reports on Form 8-K........................       10

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                               INFONAUTICS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                                         1997       DECEMBER 31,
                                                                                      (UNAUDITED)       1996
                                                                                     -------------  -------------
Assets
Current assets:
  Cash and cash equivalents........................................................  $   7,215,911  $  16,064,159
  Short-term investments...........................................................      9,993,521     11,314,956
  Receivables:
    Trade, less allowance for doubtful accounts of
     $117,566 and $31,590 in 1997 and 1996.........................................        793,910        373,509
    Other..........................................................................         --             62,406
  Prepaid expenses and other assets................................................        983,893        565,858
                                                                                     -------------  -------------
      Total current assets.........................................................     18,987,235     28,380,888
Property and equipment, net........................................................      2,812,797      1,701,306
Prepaid and other assets...........................................................        161,761        145,265
                                                                                     -------------  -------------
      Total assets.................................................................  $  21,961,793  $  30,227,459
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.................................................................  $   1,155,858  $   1,199,621
  Accrued expenses.................................................................        900,064        543,920
  Deferred revenue.................................................................      1,514,747        796,129
                                                                                     -------------  -------------
      Total current liabilities....................................................      3,570,669      2,539,670
                                                                                     -------------  -------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, no par value....................................................         --             --
  Class A common stock, no par value; 25,000,000 shares authorized;
    one vote per share; 9,391,627 and 9,389,357 shares issued and outstanding
    at June 30, 1997 and December 31, 1996.........................................         --             --
  Class B common stock, no par value; 100,000 shares authorized, issued
    and outstanding; 50 votes per share............................................         --             --
  Additional paid-in capital.......................................................     53,360,221     53,354,345
  Deferred compensation............................................................       (312,500)      (375,000)
  Accumulated deficit..............................................................    (34,656,597)   (25,291,556)
                                                                                     -------------  -------------
      Total shareholders' equity...................................................     18,391,124     27,687,789
                                                                                     -------------  -------------
      Total liabilities and shareholders' equity...................................  $  21,961,793  $  30,227,459
                                                                                     -------------  -------------
                                                                                     -------------  -------------

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                               INFONAUTICS, INC.

                    Consolidated Statements Of Operations
                                 (unaudited)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                              -------------------------  ------------------------
                                                                  1997          1996         1997         1996
                                                              ------------  -----------  ------------  -----------
Revenues....................................................  $  1,904,093  $   429,531  $  2,711,450  $   619,672
                                                              ------------  -----------  ------------  -----------
Costs and expenses:
  Cost of revenues..........................................       617,079      198,209     1,070,274      295,898
  Customer support expenses.................................       146,993       67,159       258,047      136,065
  Development expenses......................................     1,473,012    1,178,723     2,850,294    2,534,108
  Sales and marketing expenses..............................     2,804,160    1,132,575     5,693,572    2,052,751
  General and administrative expenses.......................     1,274,206      781,573     2,811,043    1,553,240
                                                              ------------  -----------  ------------  -----------
    Total costs and expenses................................     6,315,450    3,358,239    12,683,230    6,572,062
                                                              ------------  -----------  ------------  -----------
Loss from operations........................................    (4,411,357)  (2,928,708)   (9,971,780)  (5,952,390)
Interest income (expense), net..............................       272,415      326,608       606,739      334,970
                                                              ------------  -----------  ------------  -----------
    Net loss................................................  $(4,138,942)  $(2,602,100) $(9,365,041)  $(5,617,420)
                                                              ------------  -----------  ------------  -----------
                                                              ------------  -----------  ------------  -----------
Net loss per common equivalent share........................  $       (.44) $      (.31) $      (1.00) $      (.78)
                                                              ------------  -----------  ------------  -----------
                                                              ------------  -----------  ------------  -----------
Weighted average number of common and equivalent
  shares outstanding........................................     9,491,600    8,435,300     9,491,600    7,203,800
                                                              ------------  -----------  ------------  -----------
                                                              ------------  -----------  ------------  -----------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                               INFONAUTICS, INC.

                   Consolidated Statements Of Cash Flows
                                  (unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                          1997          1996
                                                                                       -----------  -----------
Cash flows from operating activities:
  Net loss...........................................................................  $(9,365,041) $(5,617,420)
  Adjustments to reconcile net loss to cash provided by (used in)
   operating activities:
  Depreciation and amortization......................................................      425,821      259,633
  Provision for losses on accounts receivable........................................       85,976        --
  Amortization of deferred compensation..............................................       62,500       62,500
  Changes in operating assets and liabilities:
    Receivables:
      Trade..........................................................................     (506,377)      (4,954)
      Other..........................................................................       62,406      215,484
    Prepaid and other assets.........................................................     (434,531)    (128,940)
    Accounts payable.................................................................      (43,763)    (132,969)
    Accrued expenses.................................................................      356,145     (530,125)
    Deferred revenue.................................................................      718,618       11,509
                                                                                       -----------  -----------
        Net cash used in operating activities........................................   (8,638,246)  (5,865,282)
                                                                                       -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment................................................   (1,537,313)    (498,683)
  Purchases of short-term investments................................................   (9,118,565)       --
  Proceeds from maturity of short-term investments...................................   10,440,000        --
                                                                                       -----------  -----------
        Net cash provided by (used) in investing activities..........................     (215,878)    (498,683)
                                                                                       -----------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................................        5,876   42,019,913
  Payments under note payable -- funding agreement...................................        --        (232,437)
  Repayment of loans to officer......................................................        --         (48,500)
                                                                                       -----------  -----------
        Net cash provided by financing activities....................................        5,876   41,738,976
                                                                                       -----------  -----------
Net increase (decrease) in cash and cash equivalents.................................   (8,848,248)  35,375,011
Cash and cash equivalents, beginning of period.......................................   16,064,159      962,010
                                                                                       -----------  -----------
Cash and cash equivalents, end of period.............................................  $ 7,215,911  $36,337,021
                                                                                       -----------  -----------
                                                                                       -----------  -----------

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

2. NET LOSS PER COMMON EQUIVALENT

    Net loss per common equivalent share is computed using the weighted average number of Class A and Class B Common Shares outstanding during the periods presented. For the three and six months ended June 30, 1996, net loss per common equivalent share is computed pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, whereby all common shares and common equivalent shares issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding, using the treasury stock method at the initial public offering price of $14.00 per share. Outstanding common stock equivalents have not been included in the computation of common equivalent shares for the period subsequent to the IPO, in accordance with Accounting Principles Board No. 15, "Earnings Per Share". As a result, outstanding common stock equivalents have not been included in computation of common equivalent shares for the three and six months ended June 30, 1997, as the effect would be anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding seasonality, subscriber cancellations, increasing costs, growth and expansion plans, sales and marketing plans, operating results, and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's 1996 Annual Report on Form 10-K. Financial information discussed in this report is rounded to the nearest thousand. The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    REVENUES. Total revenues were $1,904,000 for the three months ended June 30, 1997 compared to $430,000 for the three months ended June 30, 1996. Total revenues were $2,711,000 for the six months ended June 30, 1997 compared to $620,000 for the six months ended June 30, 1996.

    Consumer revenue for the three months ended June 30, 1997 more than tripled to $846,000, from $234,000 for the three months ended June 30,1996. Consumer revenues were $1,334,000 for the six months ended June 30, 1997 compared to $424,000 for the six months ended June 30, 1996.

    The increase in consumer revenue was due to increased subscription revenues from 1)the retention of existing subscribers and 2) the addition of new Electric Library customers. Electric Library which was launched late in the first quarter 1996, had 31,300 subscribers at June 30, 1997, as compared to just 3,700 at June 30, 1996. Homework Helper, available only through Prodigy's Classic service, had 4,200 monthly subscribers at June 30, 1997, compared to 8,300 at June 30, 1996. The Company expects to continue to see a decline in revenue from Homework Helper subscriptions.

    Institutional subscription revenue was $336,000 for the three months ended June 30,1997 compared to $21,000 for the three months ended June 30, 1996. Institutional subscription revenue was $501,000 for the six months ended June 30, 1997 compared to $21,000 for the six months ended June 30, 1996. Institutional subscription revenue in the second quarter increased due to an increase in the number of contracts with schools and institutions.

    New Media Services revenue was $222,000 for the three months ended June 30, 1997 compared to $175,000 for the three months ended June 30, 1996. New Media Services revenue was $376,000 for the six months ended June 30, 1997 compared to $175,000 for the six months ended June 30, 1996. New Media Services revenue in the second quarter of 1997 was generated primarily from hosting services and integration services, while in the second quarter of 1996, New Media Services revenue was derived from an agreement to license the Company's core technology.

    An amount of $500,000 was included in second quarter 1997 revenues. This amount was received in 1995 as consideration for limited exclusivity contained in a marketing agreement. During the second quarter, the period of exclusivity ended and the Company had no further obligation. Prior to the recognition as revenue this quarter, the amount was recorded as deferred revenue.

    Management anticipates that growth rates in the third quarter are likely to reflect a seasonal element, given that little school related research work is done in July and August. As a result, the Company's third quarter results will be affected by reduced levels of traffic on the Company's Internet sites and by customary subscriber cancellations.

COST OF REVENUES. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues were $617,000 for the three months ended June 30, 1997, or 44% of total revenues, excluding the $500,000 of revenue described above. Cost of revenues for the three months ended June 30, 1996 were $198,000, or 46% of total revenues. Cost of revenues of $1,070,000 and $296,000, for the six months ended June 30, 1997 and 1996, respectively, were as a percentage of revenues, 48% (excluding the $500,000 revenue described above) and 48%, respectively. Cost of revenues, as a percentage of total revenues, varies from period to period as the mix of revenues differs. Additionally, certain direct costs, such as communication costs, do not increase at the same rate as revenues.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $147,000 for the three months ended June 30, 1997 compared to $67,000 for the three months ended June 30, 1996. Customer support expenses were $258,000 for the six months ended June 30, 1997 compared to $136,000 for the six months ended June 30, 1996. The increase in 1997 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

DEVELOPMENT. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. Development expenses were $1,473,000 for three months ended June 30, 1997 compared to $1,179,000 for the three months ended June 30, 1996. Development expenses were $2,850,000 for the six months ended June 30, 1997 compared to $2,534,000 for the six months ended June 30, 1996. The Company anticipates continuing to make significant development expenditures as it develops new and enhanced services.

SALES AND MARKETING. Sales and marketing expenses consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs were $2,804,000 for the three months ended June 30, 1997 compared to $1,133,000 for the three months ended June 30, 1996. Sales and marketing costs were $5,694,000 for the six months ended June 30, 1997 compared to $2,053,000 for the six months ended June 30, 1996. This increase was a result of the continued efforts to increase sales and expand distribution channels including increases in the number of sales and marketing personnel and expansion of promotional marketing programs, including online advertising and attendance at school and library trade shows.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $1,274,000 for the three months ended June 30, 1997 compared to $782,000 for the three months ended June 30, 1996. General and administrative expenses were $2,811,000 for the six months ended June 30, 1997 compared to $1,533,000 for the six months ended June 30, 1996. The increases in general and administrative expenses were due to the expansion of internal staffing and increases in professional service fees to support the Company's expanded operations.

Interest Income, net. Interest income, net, decreased to $272,000 in the three month period ended June 30, 1997, from $327,000 for the comparable period in 1996 due to less interest earned on lower cash, cash equivalents, and short-term investment balances.

INCOME TAXES. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash, cash equivalents, and short-term investments of approximately $17.2 million at June 30, 1997, as compared to $27.4 million at December 31, 1996, a decrease of $10.2 million. Net cash used in operations was $8.6 million for the six months ended June 30, 1997 compared with $5.9 million for the comparable period in 1996, due primarily to a greater net loss in the six month period ended June 30, 1997.

    Net cash used in investing activities for the six months ended June 30, 1997 was $216,000, $1,537,000 used for capital expenditures and $1,321,000, net, provided by investment purchases and proceeds. Net cash used in investing activities for the six months ended June 30, 1996 was $499,000 for capital expenditures.

    Net cash provided by financing activities for the six months ended June 30, 1997 was $6,000 as a result of stock option exercises, compared to the $42 million proceeds raised in the public offering and private placement in the comparable period in 1996.

    The Company acquired $1.5 million of fixed assets during the six months ended June 30, 1997, the most significant purchases being computer equipment to expand the capacity of the system which was necessitated by the increase in subscribers from consumer and institutional contracts. As of June 30, 1997 the Company did not have any material commitments for capital expenditures for the balance of 1997. The Company does, however, expect to purchase approximately $500,000 of office furniture, leasehold improvements and computer equipment through the end of 1997.

    As of June 30, 1997, the Company's principal source of liquidity was approximately $17.2 million in cash, cash equivalents and short-term investments. The Company believes that these funds, together with other inflows of cash, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows is subject to substantial uncertainty. If the cash and cash equivalents balance and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's stockholders.

PART II.  OTHER INFORMATION

  ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 10.1 Agreement of Lease dated June 14, 1994, as amended April 14, 1997 between Infonautics, Inc. and West Valley Business Trust.

    Exhibit 11.1 Computation of net income (loss) per common share for the three and six months ended June 30, 1997 and 1996.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three-month period ended June 30, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INFONAUTICS, INC.

Date: August 7, 1997                 /S/ MARVIN I. WEINBERGER
                                     ----------------------------------------
                                     MARVIN I. WEINBERGER
                                     Chief Executive Officer


Date: August 7, 1997                 /S/ RONALD A. BERG
                                     ----------------------------------------
                                     RONALD A. BERG
                                     Vice President-Finance and
                                     Administration, Chief Financial Officer
                                     (Principal Financial
                                     and Accounting Officer)