Form 10-Q
period 1997-09-30
INFONAUTICS INC
filed 1997-11-14
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                      FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1997
                                                   --------------

                                          or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

           For the transition period from _____________ to ________________

                            Commission file number 0-28284


                                  INFONAUTICS, INC.
                (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2707366
             ------------                              ----------
     (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)


                  900 West Valley Road, Suite 1000, Wayne, Pa  19087
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X           No
                                                -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at September 30, 1997
                  -----                      -----------------------------
  Class A Common Stock, no par value                   9,391,627
  Class B Common Stock, no par value                     100,000

                                  INFONAUTICS, INC.


                                        INDEX



                                                                   Page Number
                                                                   -----------

PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets as of September 30,
      1997 (unaudited) and December 31, 1996                             3


    Consolidated Statements of Operations (unaudited) for the
      three months and nine months ended September 30, 1997 and
      September 30, 1996                                                 4

    Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended September 30, 1997 and September 30, 1996        5

    Notes to Consolidated Financial Statements                          6-8


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-12


PART II:  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                              13

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements




                                   INFONAUTICS, INC.

                              Consolidated Balance Sheets

                                                               September 30,      December 31,
                                                                   1997               1996
                                                              --------------     ---------------
                                                                (unaudited)
Assets
Current assets:
    Cash and cash equivalents............................      $  3,448,737       $  16,064,159
    Short-term investments...............................        11,829,843          11,314,956
    Receivables:
         Trade, less allowance for doubtful accounts
         of  $32,566 and $31,590 in 1997 and 1996........         1,690,360             373,509
         Other...........................................             -                  62,406
    Prepaid expenses and other assets....................           886,380             565,858
                                                              --------------     ---------------
            Total current assets.........................        17,855,320          28,380,888
Property and equipment, net..............................         2,863,558           1,701,306
Prepaid and other assets.................................           167,969             145,265
                                                              --------------     ---------------
            Total assets.................................       $20,886,847       $  30,227,459
                                                              --------------     ---------------
                                                              --------------     ---------------
Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of obligations under capital lease...       $   260,643       $      --
    Accounts payable.....................................         1,403,839           1,199,621
    Accrued expenses.....................................         1,054,701             543,920
    Deferred revenue.....................................         3,158,415             796,129
                                                              --------------     ---------------
            Total current liabilities....................         5,877,598           2,539,670
                                                              --------------     ---------------
Obligations under capital lease......................               484,630              --
                                                              --------------     ---------------
            Total liabilities............................         6,362,228           2,539,670
                                                              --------------     ---------------
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock, no par value........................             --                 --
    Class A common stock, no par value; 25,000,000
       shares authorized; one vote per share; 9,391,627
       and 9,389,357 shares issued and outstanding at
       September 30, 1997 and December 31, 1996..........             --                 --
    Class B common stock, no par value; 100,000 shares
       authorized, issued and outstanding; 50 votes per
       share.............................................             --                 --
    Additional paid-in capital...........................        53,360,221          53,354,345
    Deferred compensation................................          (281,250)           (375,000)
    Accumulated deficit..................................       (38,554,352)        (25,291,556)
                                                              --------------     ---------------
       Total shareholders' equity........................        14,524,619          27,687,789
                                                              --------------     ---------------
       Total liabilities and shareholders' equity             $  20,886,847       $  30,227,459
                                                              --------------     ---------------
                                                              --------------     ---------------


     The accompanying notes are an integral part of these consolidated financial statements.

                                  INFONAUTICS, INC.

                        Consolidated Statements Of Operations
                                     (unaudited)


                                                  Three months ended           Nine months ended
                                                     September 30,                September 30,
                                                  1997          1996           1997           1996
Revenues.................................    $ 1,666,900    $   315,011     $  4,378,350    $   934,683
                                             -----------    -----------      -----------    ----------
Costs and expenses:
    Cost of revenues.....................        673,707        174,190        1,743,981        487,428
    Customer support expenses............        162,483         80,373          420,530        216,438
    Development expenses.................      1,777,896      1,386,972        4,628,190      3,921,080
    Sales and marketing expenses.........      2,038,631      1,495,838        7,732,203      3,548,589
    General and administrative expenses..      1,140,204      1,033,924        3,951,247      2,569,824
                                             -----------    -----------     ------------    -----------
         Total costs and expenses........      5,792,921      4,171,297       18,476,151     10,743,359
                                             -----------    -----------     ------------    -----------
Loss from operations.....................     (4,126,021)    (3,856,286)     (14,097,801)    (9,808,676)
Interest income, net.....................        228,266        434,726          835,005        769,696
                                             -----------    ------------    ------------    -----------
         Net loss........................    $(3,897,755)   $(3,421,560)    $(13,262,796)   $(9,038,980)
                                             -----------    ------------    ------------    -----------
                                             -----------    ------------    ------------    -----------
Net loss per common equivalent share.....    $      (.41)   $      (.36)    $      (1.40)   $     (1.13)
                                             -----------    ------------    ------------    -----------
                                             -----------    ------------    ------------    -----------
Weighted average number of common and
  equivalent shares outstanding..........      9,491,600      9,486,800        9,491,600      7,964,800
                                             -----------    ------------    ------------    -----------
                                             -----------    ------------    ------------    -----------



     The accompanying notes are an integral part of these consolidated financial statements.

                                  INFONAUTICS, INC.

                        Consolidated Statements Of Cash Flows
                                     (unaudited)


                                                              Nine months ended September 30,
                                                                   1997             1996
                                                                   ----             ----
Cash flows from operating activities:
    Net loss.............................................    $  (13,262,796)  $  ( 9,038,980)
    Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
       Depreciation and amortization.....................           787,269          375,732
       Provision for losses on accounts receivable.......              (976)           --
       Amortization of deferred compensation.............            93,750           93,750
       Changes in operating assets and liabilities:
         Receivables:
            Trade........................................           (33,175)        (121,195)
            Other........................................            62,406          184,792
         Prepaid and other assets........................          (343,226)        (335,337)
         Accounts payable................................           124,218          (35,157)
         Accrued expenses................................           510,781       (1,038,862)
         Deferred revenue................................         1,079,586          173,702
                                                              --------------     -------------
            Net cash used in operating activities........       (10,982,163)      (9,741,555)
                                                              --------------     -------------
                                                              --------------     -------------
Cash flows from investing activities:
    Purchases of property and equipment..................        (1,869,522)        (983,217)
    Purchases of short-term investments..................       (16,357,886)     (17,533,744)
    Proceeds from maturity of short-term investments.....        15,843,000            --
                                                              --------------     -------------
            Net cash used in investing activities........        (2,384,408)     (18,516,961)
                                                              --------------     -------------
                                                              --------------     -------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock...........             5,876       42,016,379
    Proceeds from sale-leaseback of equipment............           766,504            --
    Payments on capital lease obligations................           (21,231)           --
    Payments under note payable -- funding agreement.....             --            (232,437)
    Repayment of loans to officer........................             --             (48,500)
                                                              --------------     -------------
            Net cash provided by financing activities....           751,149       41,735,442
                                                              --------------     -------------
Net increase (decrease) in cash and cash equivalents.....       (12,615,422)      13,476,926
Cash and cash equivalents, beginning of period...........        16,064,159          962,010
                                                              --------------     -------------
Cash and cash equivalents, end of period.................      $  3,448,737    $  14,438,936
                                                              --------------     -------------
                                                              --------------     -------------







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

2. Net Loss Per Common Equivalent

    Net loss per common equivalent share is computed using the weighted average number of Class A and Class B Common Shares outstanding during the periods presented and excludes all common stock equivalents as they are anti-dilutive. However, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, for the periods prior to the Company's initial public offering, such computations include all common shares and common equivalent shares issued by the Company during the twelve-months preceding the Company's initial public offering as if they were outstanding for all periods presented.

3. Impact of Accounting Standards Issued in 1997:

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

4. Revenue Recognition:

    Revenues from consumer subscriptions and customer billing services are recognized in the month the service is provided. Those subscriptions sold through remarketers are recognized net of the related fees. Revenues from licensing contracts are recognized when delivery and services related to the license agreement are complete. Revenue from integration services are recognized upon customer acceptance. Revenues from long-term subscription agreements are deferred and recognized over the term of the respective agreement as service is provided. Costs incurred with the procurement of subscriptions and the delivery of the service are expensed as incurred.

    Payments received in advance of providing services or for a long-term license are deferred until the period such services are provided.

5. Supplemental Disclosure of Cash Flow Information:

    At September 30, 1997, included in accounts receivable and deferred revenue was $1,283,000 representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized.

6. Commitments and Contingencies:

    Leases:

    In the third quarter 1997, the Company secured a $1,000,000 revolving lease line, of which approximately $230,000 is available through September 30, 1998, collateralized by substantially all the Company's property and equipment and receivables. Under this arrangement, the Company sold $766,504 of equipment purchased in the first half of 1997, at its net book value which approximated fair market value, to the lessor, and leased back the equipment.

    The leases are classified as capital leases. The equipment has original lease terms ranging from 24 to 30 months, with a fair value purchase option at the end of each lease term. Leased equipment included in property and equipment at September 30, 1997 is as follows:


                                              September 30,
                                                  1997
---------------------------------------------------------------
Computer Equipment                              $ 766,504

Accumulated Amortization                            -
---------------------------------------------------------------
                                                $ 766,504
                                              -------------
                                              -------------

    The Company leases its facilities and certain other equipment under agreements classified as operating leases expiring through 2002. Future minimum payments as of September 30, 1997, by year and in the aggregate, under these noncancelable capital leases and operating leases for each fiscal year ended December 31 are as follows:

                                              Capital          Operating
                                              Leases            Leases
-----------------------------------------------------------------------------
1997                                        $  70,227        $   480,000
1998                                          421,363          2,061,000
1999                                          407,846          1,462,000
2000                                           49,644            634,000
2001                                             --              179,000
Thereafter                                       --               23,000
-----------------------------------------------------------------------------
Total minimum lease payments                  949,080        $ 4,839,000
                                                             ------------
                                                             ------------
Amount representing interest                  203,807
-----------------------------------------------------
Present value of net minimum
   payments                                   745,273
Current Portion                               260,643
-----------------------------------------------------
                                              484,630
-----------------------------------------------------
                                              -------


    Agreements:

Effective October 1, 1997, an agreement entered into in 1994, with a computer company to supply certain computer hardware systems through February 1999, was restructured to provide the equipment under an eighteen month lease. The lease, which is classified as an operating lease, includes escalating scheduled quarterly lease payments which will be amortized over the term of the lease on a straight-line basis. Previously, the supplier had received a certain percentage of the Company's revenue from subscriptions.

7. Restricted Investments:

The Company has restricted investments at September 30, 1997 of approximately $330,000. This amount consists of restricted U.S Treasury Notes held as collateral by a financial institution against letters of credit for leasing arrangements (see Note 6).

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations

    This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding subscriber cancellations, increasing costs, growth and expansion plans, cost of sales, sales and marketing plans, operating results, and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's 1996 Annual Report on Form 10-K. Financial information discussed in this report is rounded to the nearest thousand. The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues. Total revenues were $1,667,000 for the three months ended September 30, 1997 compared to $315,000 for the three months ended September 30, 1996. Total revenues were $4,378,000 for the nine months ended September 30, 1997 compared to $935,000 for the nine months ended September 30, 1996.


    Institutional subscription revenue was $613,000 for the three months ended September 30,1997 compared to $39,000 for the three months ended September 30, 1996. Institutional subscription revenue was $1,114,000 for the nine months ended September 30, 1997 compared to $60,000 for the nine months ended September 30, 1996. Institutional subscription revenue in the third quarter continued to increase primarily because of increases in the number of contracts with schools and libraries. Institutional contract amounts vary from contract to contract.

    Consumer revenue for the three months ended September 30, 1997 more than tripled to $924,000, from $251,000 for the three months ended September 30, 1996. Consumer revenues were $2,758,000 for the nine months ended September 30, 1997 compared to $675,000 for the nine months ended September 30, 1996.

    The increase in consumer revenue was primarily due to increased subscription revenues from a larger subscriber base and a change in the mix of revenues with Electric Library accounting for an increasingly greater percentage. Elibrary, which was launched late in the first quarter 1996, had 33,600 subscribers at September 30, 1997, as compared to 5,900 at September 30, 1996. Homework Helper, available only through Prodigy's Classic service, had 3,500 monthly subscribers at September 30, 1997, compared to 6,900 at September 30, 1996. The Company expects to continue to see a decline in revenue from Homework Helper subscriptions.


    New Media Services revenue was $130,000 for the three months ended September 30, 1997 compared to $25,000 for the three months ended September 30, 1996. New Media Services revenue was $506,000 for the nine months ended September 30, 1997 compared to $200,000 for the nine months ended

September 30, 1996. New Media Services revenue in the third quarter of 1997 was generated primarily from hosting services and integration services, while in the third quarter of 1996, New Media Services revenue was derived from one agreement to license the Company's core technology.

    An amount of $500,000, received in 1995 as consideration for limited exclusivity contained in a marketing agreement, was included in revenues for the nine months ended September 30, 1997. During the second quarter of 1997, the period of exclusivity ended and the Company has no further obligation. Prior to recognition of revenue, the amount was recorded as deferred revenue.

Cost of revenues. Cost of revenues consists primarily of royalties and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services.
Cost of revenues were $674,000 for the three months ended September 30, 1997, or 40% of total revenues. Cost of revenues for the three months ended September 30, 1996 were $174,000, or 55% of total revenues. Cost of revenues of $1,744,000 and $487,000, for the nine months ended September 30, 1997 and 1996, respectively, were as a percentage of revenues, 40% and 52%, respectively. Cost of revenues, as a percentage of total revenues, varies from period to period as the mix of revenues differs and because certain direct costs, such as communication costs, do not increase at the same rate as revenues. Management anticipates that as revenues continue to increase, the cost of sales percentage should become less volatile.


Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $162,000 for the three months ended September 30, 1997 compared to $80,000 for the three months ended September 30, 1996. Customer support expenses were $421,000 for the nine months ended September 30, 1997
compared to $216,000 for the nine months ended September 30, 1996.   The
increase resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers and institutional customers.

Development. Development expenses consist primarily of costs associated with the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. Development expenses were $1,778,000 for three months ended September 30, 1997, compared to $1,387,000 for the three months ended September 30, 1996. Development expenses were $4,628,000 for the nine months ended September 30, 1997 compared to $3,921,000 for the nine months ended September 30, 1996. The Company anticipates continuing to make significant development expenditures, as it develops new and enhanced services, such as Electric Library '98, launched in October 1997.

Sales and Marketing. Sales and marketing expenses consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs were $2,039,000 for the three months ended September 30, 1997 compared to $1,496,000 for the three months ended September 30, 1996. Sales and marketing costs were $7,732,000 for the nine months ended September 30, 1997 compared to $3,549,000 for the nine months ended September 30, 1996. This increase was a result of the continued efforts to increase sales and expand distribution channels including increases in the number of sales and marketing personnel, and expansion of promotional marketing programs, including online advertising and attendance at school and library trade shows. The Company expects to continue to incur significant sales and marketing expenses.

General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $1,140,000 for the three months ended September 30, 1997 compared to $1,034,000 for the three months ended September 30, 1996. General and administrative expenses were $3,951,000 for the nine months ended September 30, 1997 compared to
$2,570,000 for the nine months ended September 30, 1996.   The increases in
general and administrative expenses were due to the expansion of internal staffing and increases in professional service fees to support the Company's expanded operations. The Company anticipates that its general and administrative expenses will increase in absolute dollar amounts but not as a percentage of revenues.

Interest Income, net. Interest income, net, decreased to $228,000 in the three month period ended September 30, 1997, from $435,000 for the comparable period in 1996 due to less interest earned on lower cash, cash equivalents, and short-term investment balances.


Income taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception.




LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents, and short-term investments of approximately $15.3 million at September 30, 1997, as compared to $27.4 million at December 31, 1996, a decrease of $12.1 million. Net cash used in operations was $10.9 million for the nine months ended September 30, 1997 compared with $9.7 million for the comparable period in 1996, due primarily to a greater net loss, offset by an increase in deferred revenues of $2.4 million, in the nine month period ended September 30, 1997.

Net cash used in investing activities for the nine months ended September 30, 1997 was $2,464,000, $1,949,000 used for capital expenditures and $515,000,used for investment purchases, net of proceeds. Net cash used in investing activities for the nine months ended September 30, 1996 was $18,517,000, $983,000 for capital expenditures and $17,534,000, used for investment purchases, net of proceeds.

Net cash provided by financing activities for the nine months ended September 30, 1997 was $751,000 primarily provided by a sale-leaseback of equipment, compared to the $42 million proceeds raised in the public offering and private placement in the comparable period in 1996.

The Company acquired approximately $1,870,000 of fixed assets during the nine months ended September 30, 1997, the most significant purchases being computer equipment to expand the capacity of the system, which was necessitated by the increase in subscribers from consumer and institutional contracts. As of September 30, 1997 the Company did not have any material commitments for capital expenditures for the balance of 1997. The Company does, however, expect to purchase approximately $500,000 of office furniture, leasehold improvements and computer equipment through the end of 1997.

As of September 30, 1997, the Company's principal source of liquidity was approximately $15.3 million in cash, cash equivalents and short-term investments. Additionally, as of September 30, 1997, the Company had available $230,000 under a revolving lease line available to finance equipment purchases, which is expected to be utilized by the end of 1997.
The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows is subject to substantial uncertainty. If the cash and cash equivalents balance and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's stockholders.

PART II.      OTHER INFORMATION



   Item 6.    Exhibits & Reports on Form 8-K

     (a)Exhibits

          Exhibit 10.1 Agreement of Lease dated June 14, 1994, as amended September 19,1997 between Infonautics, Inc. and West Valley Business Trust.

          Exhibit 11.1 Computation of net income (loss) per common share for the three and nine months ended September 30, 1997 and 1996.

     (b)Reports on Form 8-K

          No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INFONAUTICS, INC.


Date: November 14, 1997                     /s/ Marvin I. Weinberger
                                       -----------------------------
                                       Marvin I. Weinberger
                                       Chief Executive Officer




Date: November 14, 1997                     /s/ Ronald A. Berg
                                        ----------------------------
                                       Ronald A. Berg
                                       Vice President-Finance and
                                       Administration, Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)