Form 10-K405
period 1997-12-31
INFONAUTICS INC
filed 1998-03-30
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to
                                                            -------  -------

Commission File Number:           0-28284
                             ---------------

                                INFONAUTICS, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                    23-2707366
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     900 West Valley Road, Suite 400
          Wayne, Pennsylvania                                 19087
(address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 610-971-8840

           Securities registered pursuant to Section 12(b)of the Act:

    Title of each class:              Name of each exchange on which registered:
            None                                       None

           Securities registered pursuant to Section 12(g)of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 was approximately $15.2 million (based on the last reported sale price on The Nasdaq Stock Market on that date). For purposes of making this calculation only, the registrant has defined affiliates to include all directors and executive officers, all holders of more than ten percent of the Company's Class A Common Stock and all holders of more than five percent of the Company's Class A Common Stock who also have a representative on the Company's board of directors. The number of shares of the registrant's Class A Common Stock outstanding as of February 28, 1998 was 9,391,627.

                       DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1998 Annual Meeting of Shareholders to be held on May 28, 1998 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                INFONAUTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                     For Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

                                                                                                        Page
PART I
Item 1    Business........................................................................................ 1
Item 2    Properties......................................................................................18
Item 3    Legal Proceedings...............................................................................19
Item 4    Submission of Matters to a Vote of Security Holders.............................................19

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................21
Item 6.    Selected Financial Data........................................................................22
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........24
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.....................................29
Item 8.    Financial Statements and Supplementary Data....................................................29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........29

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................29
Item 11.   Executive Compensation.........................................................................29
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................29
Item 13.   Certain Relationships and Related Transactions.................................................30

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................30


    Unless the context indicates otherwise, the terms "Infonautics" and "Company" refer to Infonautics, Inc. and its subsidiaries. "Infonautics" and "Electric Library" are registered trademarks and service marks and "Homework Helper," "Electronic Printing Press," "EPP," "EPP-Direct," "Encyclopedia.com," "Research Zone," "Electric Library Business Archive," "Electric Library Business Edition," "Electric Library Personal Edition," and "IntelliBank" are trademarks and service marks of the Company or its subsidiaries. All other brand names, service marks or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

                                     PART I

Item 1.           BUSINESS

Forward-Looking Statements

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are intended to identify forward-looking statements. These include statements regarding growth in the use of the Internet, growth of consumer online services, effect of the Company's agreement with America Online, Inc., changes in the number of publications available on the Company's services, changes in the number of subscribers to the Company's services, pricing uncertainty, the Company's proprietary technology, software suppliers, system capacity, growth, development and expansion plans, sales and marketing plans, content and publisher relationships, seasonality, industry development and regulation, competition, operating results and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" on page 13 of this Annual Report on Form 10-K.

Overview

         Infonautics provides premium online information services for the educational and end-user markets, formerly referred to as the institutional and consumer markets, and provides content management and custom archive services for publishers of quality content and business information. The Company's flagship online reference service, Electric Library, is available to end-users through the Internet and consumer online services, and is marketed to schools, libraries and other educational institutions. The standard Electric Library service allows users to search horizontally across the Company's entire content collection or customize searches to meet specific user requirements. The service provides the user with a list of full-text documents and images, ranked by relevancy, from the Company's content collection that contains full-text documents and images from thousands of diverse publications and data sources.

         The Company's content management and custom archive services have been identified in the past as Electronic Printing Press, EPP and EPP-Direct. These services combine the Company's core technology, operating environment and optional services (business and management functions), to provide large custom digital archives on the Internet and/or intranets. In the future, these services will be part of the Company's content management and custom archive services.

         The Company was incorporated in Pennsylvania in November 1992.

Recent Developments

         Significant Agreement with America Online, Inc. In March 1998, the Company entered into a multi-year, multi-million dollar interactive marketing agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). The AOL Agreement provides for the Electric Library to be marketed through exclusive placement and distribution on AOL's "Research and Learn Channel" and "WorkPlace Channel," with a guaranteed number of impressions. Electric Library will also have a placement and distribution on AOL's "WorkPlace Channel Business Research" screen. The Company anticipates that Electric Library will be accessible to AOL members commencing in the second quarter of 1998, through a logo button on the respective channel screens, as "Electric Library@AOL Personal Edition" or "Electric Library@AOL Business Edition." The service is expected to be available to AOL members at prices similar to the Internet version of Electric Library during the second quarter of 1998.

         The AOL  Agreement  provides  for  fixed  payments  as well as
revenue sharing  payments.   Although  the  Company  anticipates  that  the
promotional placements resulting from these arrangements will increase subscriber numbers, and accordingly revenue, the Company has agreed to make significant fixed payments over the contract term. There can be no assurance that the AOL Agreement will generate adequate revenues to cover the associated expenditures, and any significant shortfall would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-- Risk Factors -- Need for Additional Funds" and "-- Risk Factors -- Dependence on AOL."

         Agreement with Chairman and Chief Executive Officer. In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which Mr. Weinberger will resign as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company that will pursue the Company's Electric Schoolhouse project. Pursuant to the terms of the agreement, the Company will transfer to the new entity all of the Company's rights in certain trademarks, trademark applications, domain names and tangible Electric Schoolhouse materials, along with certain other rights to non-Electric Schoolhouse materials and concepts, and in return the Company will receive a 10% equity interest in the new company. The Company also will enter into a remarketing agreement with the new entity for a version of the Electric Library service containing a portion of the Company's content collection. In addition, pursuant to the terms of the agreement, Mr. Weinberger's employment and royalty agreements with the Company will terminate upon the issuance by the Company of 125,000 shares of Class A Common Stock to Mr. Weinberger, Mr. Weinberger's stock option dated February 2, 1996 will be canceled and he will be granted a new stock option to purchase up to 75,000 shares of Class A Common Stock (representing the vested portion of his February 2, 1996 grant) at an exercise price of $11.50 per share (the same exercise price as the February 2, 1996 grant) with a termination date of December 31, 1998 and Mr. Weinberger's stock option dated May 29, 1997 will be amended to accelerate the vesting of the options so that, until the option is terminated by its terms, Mr. Weinberger will be able to exercise options to purchase 50,000 shares of Class A Common Stock at an exercise price of $1.875. If requested, the Company has agreed, under certain conditions, to loan Mr. Weinberger the funds required to exercise the May 1997 option. In addition, the Company has agreed to reimburse the new entity for Mr. Weinberger's salary through December 31, 1998.

         It is anticipated that the transactions contemplated by the agreement will be completed promptly after receipt by the Board of Directors of a satisfactory opinion that the transactions contemplated by the agreement are fair, from a financial point of view, to the shareholders of the Company. The Company anticipates the transactions contemplated by the agreement with Mr. Weinberger will be completed during the first half of 1998. In addition, in connection with the agreement, the Company will have severance and related expenses of approximately $700,000.

         In addition, the Company is currently negotiating with Joshua M. Kopelman, one of the founders of the Company, to terminate his royalty agreement with the Company pursuant to which he is entitled to receive, commencing in 1998 and terminating in 2091, payments equal to 0.15% of the Company's after-tax adjusted net income.

Strategy

         Infonautic's mission is to be the company more people turn to for trusted information. To accomplish this mission, the Company's strategy is to continue to improve and enhance its services, to provide services of high value at a reasonable cost, to identify and meet the information needs of schools, libraries, businesses and individual users and to expand distribution. The Company believes that in the foreseeable future, schools, libraries, businesses and individual users will continue to generate the large  majority  of the Company's revenues. The Company also believes
that the growth of the Internet in the  United   States  and  around  the
world  will   continue  to  provide  new opportunities to sell its services.
Federal, state and local governments appear committed  to  expanding  access
to  information   technology  in  schools  and libraries.  The Company plans to implement its  strategy,  in part,  through the following efforts:

         Business Users and Corporations. The Company is currently developing a business version of the Electric Library service called the Electric Library Business Edition, a portion of which the Company plans to offer as a stand alone service called the Electric Library Business Archive. The Electric Library Business Edition will contain enhanced content and features for meeting the particular needs of small business users.

         International. The Company believes that there is a potential market for customized versions of Electric Library in other countries, particularly, though not exclusively, in countries with a significant English-speaking population, and is currently completing development on the first international edition of the Electric Library service for Rogers Media Inc. (formerly Rogers Multi-Media Inc.) in Canada. This version of Electric Library will include Canadian and other content. International editions of the Electric Library service are expected to feature country-specific interfaces, content and billing, and will be marketed in partnership with companies from the country in which the international edition of Electric Library is offered.

         Resellers and remarketers.   The  Company   believes  that  reseller
 and   remarketing agreements  are an effective  means of  extending  the marketing reach for its services, particularly in markets where the Company does not currently have the resources to market its services independently, and recently entered into several agreements of this type.

Services

         Since its founding in late 1992, Infonautics has developed a complete information system architecture, in order to help realize its mission. This system architecture forms the basis for the Company's online reference services and its content management and custom archive services.

         Online Reference Services

         Leveraging its investment in this information system architecture, the Company continues to enhance and repackage its flagship Electric Library service, developing a product line that the Company believes satisfies the information needs of a diverse and varied customer base.

         Electric Library. Electric Library (also marketed on Prodigy under the trademark Homework Helper) is a broad research and reference service providing access to a diverse collection of content. Electric Library offers user-friendly graphical interfaces and a powerful natural language search capability that allows users to search an entire content collection simply by asking a question. Results are provided in the form of a list of documents, from which the user can select from the most relevant full-text articles, pictures and other documents. The service's ability to customize searches, combined with the underlying technology and diversity of content, is designed to enable users to satisfy their general and special interest information requirements. Users can pose a question to launch a comprehensive search of the Company's content collection. Query results are returned quickly and users can select the results based on relevancy, size, date or reading level. The Company's graphical user interface offers a familiar, easy-to-use, point-and-click functionality. Clicking on a reference title allows users to download the document or image of interest automatically. The recently upgraded Electric Library service also provides users with the ability to see related Internet content from thousands of web sites. For advanced users, Electric Library also has a number of search options, including: Boolean search, subject-based searching and fielded searching (by title, author or publication).

         The Company has developed several versions of Electric Library that are marketed through different channels. The Company markets a version of the Electric Library to schools and libraries ("Electric Library for Libraries and Educational Institutions"). This version has been optimized with a customized interface in order to be more student-friendly, including more educationally-specific content, no advertising and restricted links to other Internet sites. In addition, the service allows institutions to authenticate themselves via an Internet Protocol (IP) address rather than requiring every library patron to enter a user name and password. For educational institutions, the annual fee is approximately $1,500 per concurrent user. The Company offers discounts in certain circumstances, including high-volume purchases and site licenses.

         The end-user edition of Electric Library (the "Electric Library Personal Edition"), based on the original Electric Library service introduced in the first quarter of 1996, is accessible directly over the Internet (at http://www.elibrary.com) and through a variety of marketing partners. Users are able to access the service through any standard World Wide Web (the "Web") browser. The Company markets Electric Library to end-users through paid advertisements as well as through bounty and royalty incentive arrangements. Individual subscriptions, which include a one month free trial, are typically priced at $9.95 per month and offer virtually unlimited consumer usage of the Electric Library service. Annual subscriptions are available for $59.95. Pursuant to the AOL Agreement described earlier, it is anticipated that in the second quarter of 1998, the Electric Library will also be featured on AOL as Electric Library@AOL Personal Edition. See "-- Risk Factors -- Dependence on AOL."

         Electric Library Business Edition. The business version of Electric Library is expected to be introduced in the second quarter of 1998 and will be marketed both toward the individual business end-user and toward work groups within corporations. Pursuant to the AOL Agreement, Electric Library will also be featured on AOL as Electric Library@AOL Business Edition commencing in the second quarter of 1998. See "-- Risk Factors -- Dependence on AOL."

         Electric Library Canada. The Company is currently developing a customized version of Electric Library for Rogers Media Inc. that is expected to be launched in Canada during the second quarter of 1998. It will feature specific interfaces and content for the Canadian market.

         Custom Libraries

         The Company also builds custom libraries for third-parties which contain a subset of the content and functionality of the Electric Library. An example of this is the Netcom On-line Communication Services, Inc.'s NETCOM Research Library, which offers customers of the Netcom's NETCOMplete Advantage Pro service with access to a collection of magazines and newspapers organized by subject.

         Acquisition Sites

         The Company currently operates two advertising-supported "acquisition sites" that provide selected research-related information to users and promote usage of the Electric Library. The first of these sites, Researchpaper.com, is an Internet site dedicated to helping students with their term papers. Launched in 1997, Researchpaper.com provides visitors with access to a directory of over 5,000 term-paper topics in over 300 subjects, a writing center with over 100 lessons on writing a research paper and a discussion group where students and teachers can post messages about specific projects or papers. In addition to advertising revenue, Researchpaper.com provides the Company with a strong marketing vehicle for the Electric Library service, by allowing the Company to reach the students who are using the site.

         In the first quarter of 1998, the Company launched Encyclopedia.com, which the Company believes to be the first recognized brand of printed encyclopedia available free of charge on the Internet. Designed as a basic, easy-to-use research tool for anyone on the Web, Encyclopedia.com contains the complete text of The Concise Columbia Encyclopedia - Third Edition. More than 17,000 articles have been assembled to provide free, quick and useful information on almost any topic. Through extensive cross-references, users also have the option of expanding their research through direct links to other articles within the Encyclopedia.com site, to other related web sites and books, as well as to the in-depth archives of the Electric Library service. The Company anticipates that Encyclopedia.com will provide the Company with revenues from advertising partners, as well as introduce new subscribers to the Electric Library.

         Content Management and Custom Archive Services

         The underlying technology of the Electric Library service is adept at managing large volumes of information, providing robust search capabilities across multiple stored libraries and providing detailed reports of user activity and document usage. Previously, these capabilities were branded Electronic Printing Press, EPP and EPP-Direct. In the future, this technology will be part of content management and custom archive services.

         Content management and custom archive services are designed for publishers or other content creators who wish to have their own online information service based on Electric Library technology, but wish to outsource the entire operation to the Company. The Company digitizes a publisher's content, implements their chosen billing methodology, readies customer support and implements systems for ongoing service, support and reporting to the publisher.

         The business and management functions of the Company's content management services provide publishers and other content creators with an opportunity to effectively market their archival information and to manage that marketing effort with control processes and feedback. The royalty management function records the downloading of published documents and tracks frequency of user access by document over time. The Company believes these records, with their links to subscriber demographics, may be used by its customers in many different ways to meet their needs. The subscriber management function gathers customer information and calculates charges for input in a broad variety of accounting systems. These billing functions are designed to support a variety of pricing options as well as flexible and effective alternatives for processing invoices by credit card or direct invoicing.

         Currently, the Company has ten archive customers for these services, including, Financial Times, Business Week, Cox Interactive (Atlanta Journal and Constitution, Palm Beach Post, Dayton Daily News and Austin American-Statesman) and Newsday. Archive agreements normally have a two-year term.

         Extranet Knowledge Management Services

         The Company believes that IntelliBank, the Company's knowledge management service and product line that disseminates internal individual or team "know-how" across an organization, can assist companies with their knowledge management process. In mid-1997, the Company entered into a contract with Hewlett-Packard Company pursuant to which the Company provided Hewlett-Packard with a modular and scalable Intranet product that functions as a stand-alone information repository, can be linked into existing databases and represents a flexible platform for collecting and disseminating knowledge throughout an organization.

Content and Publisher Relationships

         Infonautics believes that the relationships and contracts it maintains with publishers and other content providers are a strategic asset. To that end the Company devotes significant resources to establishing and maintaining those relationships. During 1997, the Company signed more than 200 content licensing contracts covering more than 600 publications and distinct sources. Today the majority of the content collection on the Electric Library service is available to Infonautics through direct licenses with content suppliers, significantly reducing the Company's dependence on content aggregators. While the Company expects the content available on its services to change from time to time, it believes that these direct licensing relationships will provide greater stability to the content collection. Nevertheless, the Company will, on a case-by-case basis, enter into relationships with content aggregators to fill specific needs of the Company. For example, as part of development for its business version of Electric Library, the Company recently entered into an agreement to obtain numerous business related titles from one aggregator. See "-- Risk Factors -- Dependence on Content Providers; Significant Payments Required to be Made to Content Providers."

         The Company continues to place a high priority on increasing the depth and variety of its information sources, and it will continue to license additional content from newspapers, magazines, journals, book publishers, map and photo providers and other providers. The Company initially focused its licensing efforts almost exclusively on meeting the content needs of schools, libraries and individual consumer subscribers. More recently the Company has broadened its licensing objectives, and today devotes significant resources to licensing content for the business and corporate markets as well. These markets have different content needs, including, company profiles, financial reports, statistical data, trade and industry publications and more in-depth business and financial news. The Company believes it can license content for the business and corporate market on terms similar to its existing content contracts. See "-- Risk Factors -- Dependence on Content Providers; Significant Payments Required to be Made to Content Providers."

         The Company's content licenses allow it to provide access to full-text documents and images from thousands of diverse publications and data sources, including newspapers, newswires, magazines, journals, books, photos, maps, transcripts and great works of literature. The following table shows a partial list of publications and other content sources that the Company has the rights to include in its content collection.

---------------------------------------------------------------------------------------------------------------------
                                             Magazines & Journals
---------------------------------------------------------------------------------------------------------------------
American Demographics                    Harper's Bazaar                       People
Business Week                            Information-Week                      Popular Mechanics
Discover Magazine                        InfoWorld                             Ranger Rick
The Economist                            International Wildlife                Science
Esquire                                  Management Review                     Sports Illustrated
Forbes Magazine                          Money                                 Sports Illustrated for Kids
Foreign Policy                           National Wildlife                     Time
Fortune                                  The New Republic                      Time for Kids
Good Housekeeping                        PC World Online                       U.S. News & World Report
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                            Newspapers & Newswires
---------------------------------------------------------------------------------------------------------------------
Atlanta Journal and Constitution         Independent (UK)                      Reuters
Arizona Republic                         International Herald Tribune          Reuters Business Report
Baseball Weekly                          ITAR-TASS                             Rocky Mountain News
Cambridge Telecom Report                 Jerusalem Post                        St. Louis Post-Dispatch
The Christian Science Monitor            Los Angeles Times                     Star Tribune (Minneapolis)
The Daily Telegraph (UK)                 Newsbytes News Network                USA Today
The Dallas Morning News                  Newsday                               The Washington Times
Gannett News Service                     PR Newswire                           Xinhua News Agency
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                       Television and Radio Transcripts
---------------------------------------------------------------------------------------------------------------------
All Things Considered (NPR)              Money Line with Lou Dobbs             Talk of the Nation (NPR)
Capitol Hill Press Releases                 (CNN-fn)                           20/20 (ABC)
Fresh Air (NPR)                          MSNBC Professional (MSNBC)            Washington Transcript Service
Good Morning America (ABC)               Nightline (ABC)                       World News Tonight with
Morning Edition (NPR)                    Nightly Business Report                      Peter Jennings (ABC)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                     Photographs, Maps and Reference Works
---------------------------------------------------------------------------------------------------------------------
Archive Photos                           Hoovers Company Capsules and          Reuters Toppix News and
Colliers Encyclopedia                         Profiles                              Sports (photographs)
Countries of the World                   Index Stock Photography, Inc.         Shakespeare, The Complete Works of
The Columbia Encyclopedia,               King James Bible                      Webster's New World Dictionary
     Fifth Edition                       Magill's Survey of Cinema             World Almanac and Book of Facts
The Dictionary of Cultural               Monarch Notes                         World Almanac for Kids
     Literacy                            The New York Public Library           World Almanac of US Politics
Earth Explorer                              Science Desk Reference             Young Students Learning Library
------------------------------------------------------------------------------ --------------------------------------

         The content collection is updated daily, often by satellite or other direct links. The frequency of updates varies with the particular periodical or reference source.

        The majority of content providers are compensated from a standard royalty pool that is based on a percentage of the
Company's   revenues attributable  to its  Electric  Library and related services. Certain content providers chose to be compensated under a separate royalty pool arrangement, whereby an independent royalty pool is established by the Company from which a limited number of participating content providers are compensated. Still other content providers are compensated on a flat-fee basis. Certain agreements with content providers provide for minimum fees or guaranteed payments. Payments to content providers from the standard royalty pool are based on the number of full-record retrievals by subscribers. They are calculated each calendar quarter according to the percentage of the total retrievals that are attributable to each provider. For example, a provider whose retrievals account for one percent of the royalty pool in a given quarter will receive one percent of that quarter's royalty pool. Certain of the Company's content provider agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations and may be terminated by the content provider under certain circumstances, including the failure of the Company to make certain minimum payments. These agreements are typically non-exclusive and vary in length of term, with terms ranging from one to five years. With certain exceptions, the agreements automatically renew at the end of their terms unless prior written notification is given. See "-- Risk Factors -- Dependence on Content Providers; Significant Payments Required to be Made to Content Providers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview."

Markets and Customers

         The Company's educational customers include libraries, schools and other educational institutions, its end-user customers include individuals and its content management and custom archive services customers include corporations, publishers and other content creators. In addition, the Company has agreements with a limited number of resellers to increase distribution of its services. As of December 31, 1997, the Company had approximately 50,000 individual customers for its online reference services, which included approximately 47,000 Electric Library subscribers. At the end of 1997, the Company had more than 1,400 contracts covering approximately 5,000 institutions for the use of Electric Library.

         The Electric Library product line addresses six broad markets: (i) educational, including schools, libraries and other educational institutions;
(ii) end-user; (iii) corporations; (iv) resellers looking to provide their customers with a complete information solution; (v) international; and (vi) publishers. Online content management services customers include publishers and other content creators. To date, most of the Company's revenues were derived from the end-user market, although the revenues from the educational market increased as a percentage of total revenues during 1997.

         Educational

         The Company currently targets three segments within the educational market: kindergarten through grade twelve schools ("K-12 schools"), public libraries and colleges and universities. The Company believes the educational market for its services is large and growing, with an increasing number of K-12 schools, public libraries and colleges and universities making investments in technology and connectivity that will enable them to access the Company's services. The educational market business is seasonal, particularly in the K-12 market. Most schools make purchasing commitments in the spring for the following school year, releasing funds in the fall, at the start of the school year.

         In addition to the increased expenditures by schools with respect to the "information highway," telecommunications companies have also pledged to assist schools in getting on the "information highway" by offering free or reduced cost hookups and connect time. The Company hopes that the educational market will also lead to growth in the end-user market because it familiarizes users with the Company's services in the classroom and library and therefore may encourage or reinforce usage of the Company's services in the home.

         End-User

         The Company believes that the market potential for consumer online reference information in the United States and worldwide is substantial. A primary marketing goal of the Company is to create a strong brand identity as a leading online reference service. The Company's content collection and online reference services are designed to be easy to use by both adults and children and are targeted to fulfill a broad range of reference and research requirements. The Company believes that the growth of the Internet and online services market will continue to expand the potential market for its services among end-users. See "-- Risk Factors -- Limited Operating History; Limited Services to Date" and "-- Risk Factors -- Developing Market."

         Corporations

         The Company believes that there are large numbers of business workers throughout the economy who benefit from desktop access to online information services. With the growth of Internet and intranet applications within the corporate environment, the Company believes that companies will begin to shift their information investment from a centralized corporate library to desktop information solutions. By enhancing the capabilities and content of the Electric Library service, the Company believes it can further establish its brand and extend its reach into this growing market. See "-- Risk Factors -- Limited Operating History; Limited Services to Date" and "-- Risk Factors -- Developing Market."

         Resellers

         As more companies begin offering premium online services and products, the Company believes that quality content will prove to be a consistent differentiating factor. The Company believes it can satisfy this need by offering these companies the ability to offer their customers "custom libraries" containing select Electric Library content and functionality. The diversity of the Company's content collection, along with the flexibility to create co-branded or private-label interfaces, enables the Company to provide a unique "custom library" offering. The Company intends to initially focus on offering custom libraries to resellers such as (i) Internet Service Providers
(ISPs) who are looking to offer value-added services, (ii) hardware manufacturers who wish to offer their customers premium content services and
(iii) content-specific web site creators who are looking for subject-specific premium content.

         International

         The Company believes that as international Internet penetration rates rise, there is a potential market for country-specific versions of the Electric Library service. Initially, the Company intends to focus on countries with a significant English-speaking population and countries with high levels of Internet use. See "-- Risk Factors -- Limited Operating History; Limited Services to Date" and "-- Risk Factors -- Developing Market."

         Publishers and Other Content Creators

         As publishers and other content creators enter the online information markets, the Company believes there is a growing need for cost-effective content management and custom archive services. The Company believes that this need provides a means to strengthen relationships with current content providers as well as identify opportunities for new content provider relationships. Target customers for the Company's content management services are publishers and other content creators who wish to publish and manage information online, either externally for customers or internally for corporate purposes. The Company has entered into ten agreements for such contracts. See "-- Services -- Content Management and Custom Archive Services." In addition, the Company believes that the growth of consumer online services, such as AOL and Microsoft Network, and of the Internet in general will encourage publishers and other content creators to enter into agreements for products and services such as those offered by the Company in order to provide online access to their content for consumers.

Customer Service and Support

         The Company believes customer service and support are critical to its objectives. Through submission of online feedback forms, customers can provide the Company with valuable feedback each time they use Electric Library. During 1997, the Company received and responded to an average of more than 14,000 e-mails and 4,000 phone calls each month. The Company believes that the customer feedback received to date reflects a high level of customer satisfaction.

         The Company has a customer service department which currently consists of 17 people. The technical support coordinators provide centralized telephone support for all institutional clients and users. The billing services teams provide centralized support for all billing-related inquiries, as well as telephone customer enrollments and cancellations.

The online postmasters respond to e-mail correspondence and relay customer feedback to other departments of the Company.

Sales and Marketing

         The Company's primary marketing goals are to attract and retain subscribers and customers, to create a strong brand identity as a leading online reference service and to provide premium electronic archiving and distribution services for content creators. The Company seeks to build brand recognition and user loyalty.

         The Company's primary marketing activities for the Electric Library service are centered around two key areas: customer acquisition and customer retention. The Company uses a variety of programs to stimulate demand for its services, including direct sales, online marketing, resellers, software bundling and integration and other arrangements. The Company believes that forming strategic marketing alliances with partners in the educational, Internet, online publishing and software areas will be important for rapid market penetration. The Company generally structures its alliances with bounty and royalty incentives, which rewards partners for both attracting new subscribers and cultivating loyal and frequent users of its services. See " -- Risk Factors
-- Retention; Pricing Uncertainty."

         Direct Sales

         The Company currently uses a combination of internal and external sales people to sell educational and corporate site licenses for Electric Library and to market its content management services to publishers and other content creators. The internal direct-sales force totals 47 full-time sales representatives, and the external direct-sales force totals 11 full-time sales representatives. The Company recently opened a sales office in Pleasanton, California to cover the western third of the U.S. The educational sales force focuses its efforts on making telephonic sales calls, in-person presentations and exhibiting the Company's services at key educational product trade shows. In addition, the educational sales force responds to school and library inquiries generated by users of the Company's end-user reference services. For its content management services, the Company's sales force is focused on leveraging relationships with existing and potential content providers.

         Marketing

         The Company's online marketing initiatives are focused on creating awareness and generating traffic for its online reference services. The Company currently promotes and advertises its services on several Internet sites, through paid advertisements as well as through bounty and royalty incentive arrangements. The Company currently purchases advertising space from a number of leading Internet sites. Recently the Company reached an agreement for placement as an anchor tenant on AOL's "Research and Learn" and "WorkPlace" channels. Electric Library is featured as a "Distinguished Provider" of search and navigation services on Netscape Communications Corporation's ("Netscape") NetSearch page, generating significant Web site visits and product trials. Infonautics also operates the Research Zone on AOL, which generates significant Electric Library product trials. The Company believes that the Internet has proven itself to be an environment for fostering communities of interest, many of which have specialized information requirements, and that the Internet provides an ideal one-to-one marketing environment to identify and service these communities. The Company has entered into alliances with popular Web sites to construct "co-branded" Web sites on which Electric Library is incorporated as a standard reference tool. See "-- Risk Factors -- Dependence on AOL" " -- Risk Factors -- Dependence on Netscape."

         Advertising-supported Acquisition Sites

         The Company currently operates two advertising-supported "acquisition sites" which provide selected research-related information to users and promote usage of Electric Library. The first of these sites, which was launched in early 1997, is Researchpaper.com -- one of the Internet's leading sites dedicated to helping students with their term papers. In the first quarter of 1998, the Company launched Encyclopedia.com., which the Company believes is the first recognized brand of printed encyclopedia available free of charge on the Internet. These sites provide the Company with the ability to attract potentially large numbers of consumers that are seeking specific information and to market the Electric Library service to them. The Company anticipates creating additional research and reference-related acquisition sites.

         Remarketers

         As part of its sales and marketing plan, the Company uses remarketers for its online reference services. For the educational market, the Company has remarketing relationships with several organizations. The Company plans to enter into additional remarketing agreements for the end-user, educational and corporate markets. In addition, the Company may enter into remarketing agreements in connection with online content management and archive services.

         International Sales

         The Company has filled a position of director of international sales and has begun to explore opportunities in a number of different countries.

         Software Bundling and Integration

         The Company pursues opportunities to bundle and integrate client software for its services with complementary products and services. The Company currently has bundling agreements with a variety of companies and is currently exploring additional bundling and integration arrangements. See "-- Services -- Electric Library."

Technology

         Infonautics' core technology encompasses technologies proprietary to the Company in combination with those licensed from third parties, including components of the Company's basic search software. The core technology is a scalable, open and flexible online distributed information search and retrieval system designed eventually to support thousands of concurrent users. This system is easy to use and enables users to access and search the Company's extensive database and receive rapid responses to their queries. In addition to providing the foundation for the Company's Electric Library service, this technology is also used as a service for publishers and other content creators who wish to have their own online information service based on Electric Library technology. This technology is accessible as intranet, extranet or Internet information delivery systems. During 1997, the Company's technical operations and development expenses were $6.3 million. See "-- Risk Factors -- Risk of System, Service Failure or Inadequacy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Ease of Use and Flexible Architecture. The Company's core technology delivers flexibility for the product developer and for the end-user. For the product developer, the core technology's three-tiered client-server architecture separates each of the tiers by an Application Programming Interface, or API. An API consists of a well-defined, well-tested set of programming routines that are used to provide services that link different types of software. This interface allows the client developer to define multiple user products accessing the same server base and content. Products targeted to a broad or specific marketplace can be quickly defined and implemented with minimal testing, thereby improving time to market. From an end-user's perspective, access by user interfaces such as Macintosh, Microsoft Windows or Internet browsers offers the same set of options and functional capability. The APIs support a broad spectrum of ease-of-use features such as the "Go to Best Part" button that transports users to the most relevant parts of a retrieved article. In addition, the APIs support advanced searches, document categorization and a server-based dictionary and thesaurus.

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

         Recurring Themes Technology. Infonautics' recurring themes algorithm allows the user to view the major themes that are embedded in the results returned from the searches they have performed.

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

         Business Management Functions. The Company's core technology includes features for essential business management functions related to the Company's online services or those of customers who might use its content management services. These functions include billing, royalty management, subscriber management and bounty tracking. For example, the royalty management function permits tracking and accounting for royalties by each indexed document retrieved. The Company believes these functions provide a sophisticated and valuable foundation for managing relationships with subscribers, content providers and marketing partners.

         Technology Licensed From Third Parties. The Company licenses certain software from third parties, including components of the basic search software used by the Company. See "-- Risk Factors -- Dependence on Proprietary Technology" and " -- Risk Factors -- Dependence on Limited Sources of Supply."

Competition

         The information services industry is intensely competitive with many of the Company's competitors having significantly greater resources or experience than the Company. With respect to its online services, the Company competes directly or indirectly with other information services and sources, including consumer online reference services (such as Microsoft's Encarta Online Library and Northern Lights); educational database providers and content aggregators (such as EBSCO, Information Access Company, UMI and Newsbank); professional business-related services (such as Lexis-Nexis, NewsEdge and Dow Jones Interactive); CD-ROM encyclopedias and other reference sources (such as Microsoft Encarta and Comptons Multimedia Encyclopedia); publishers offering online or Internet access to their own content; Internet search service companies; and individually-maintained Web sites on the Internet.

         With respect to content management and archive services, the Company competes with other providers of enabling technology for publishers and other content creators. Other companies compete in the search technology aspect of the market. The optional services market, which includes hosting services, integration services and business management functions is new, and various competitors continue to emerge. Competition comes from the disciplines of document management, groupware, enterprise software and professional consulting.

         The Company markets its online reference services through consumer online services. In the future, however, the Company's partners may become competitors of the Company. In general, these online services are primarily designed for communication, casual browsing and entertainment. For those seeking specific information, the major online services typically offer their own mix of information resources, including independent sites of newswires, general reference works and periodicals. However, the Company believes that these services do not currently offer users the same search capabilities or the depth, breadth and quality of content as the Company's services. See "-- Risk Factors -- Competition."

Licenses and Intellectual Property

         The Company relies on a combination of the intellectual property laws of patents, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in its services. The Company has received seven United States patents and has seven additional United States patents that are either pending or allowed. The Company has decided at this time not to pursue the eight international patent applications that it had filed on certain aspects of its underlying its products and services, but may consider filing other international patent applications in the future under the appropriate circumstances. The Company has secured federal trademark registrations in the United States for the trademarks Electric Library (one registration) and Infonautics (two registrations) and has filed a total of fourteen trademark applications in the United States Patent and Trademark Office. Eleven applications are either pending or published. The Company has secured twelve trademark registrations in certain foreign countries for the trademarks Electric Library and Infonautics and has filed a total of thirty applications to register the trademarks Electric Library and Infonautics in eight countries and the European Community. Eighteen of these trademark applications are either pending or published. The Company will continue to evaluate the registration of additional trademarks, as appropriate. The Company has not to date registered any of its copyrights in the United States or elsewhere. The Company also relies on applicable federal law and state law for the protection of its trade secrets within the United States. See "-- Risk Factors -- Dependence on Proprietary Technology."

         In addition to intellectual property laws, the Company relies on confidentiality and non-disclosure agreements and other contractual agreements and provisions to establish and protect its proprietary rights. The Company enters into confidentiality and non-disclosure agreements with employees, consultants and prospective and actual business partners where appropriate. The Company also enters into license agreements and other agreements with, among others, its publishers and content providers, its end-user and institutional customers and its vendors of technology and services.

Regulatory Environment and Public Policy

         The Company is not currently subject to direct regulation by any government agency in the United States, other than the laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. The Company believes it is currently in compliance with such laws and regulations and that they do not have a material impact on its operations. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of such laws and regulations may be adopted with respect to commercial online services and the Internet, which may cover issues such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, the Company may be subject to the provisions of the Communications Decency Act of 1996 (the "CDA"). Although portions of the CDA were struck down as unconstitutional by the United States Supreme Court, in a ruling dated June 26, 1997, other portions of the CDA remain in effect, and the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined; however, it is possible that the CDA could expose the Company to substantial liability. The CDA or other laws and regulations could decrease the growth of commercial online services and the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business or otherwise have a material adverse effect on the Company. See "-- Risk Factors -- Government Regulation and Legal Uncertainties."

Employees

         As of February 28, 1998, the Company had 177 full-time employees and 11 part-time and hourly employees. From time to time, the Company also employs independent consultants to support its research and development, marketing and support departments. None of the Company's employees are currently covered by collective bargaining agreements. Management considers employee relations to be good.

         The Company's consulting relationships include Howard L. Morgan and Israel J. Melman, who are directors of the Company.

Risk Factors

         History of Losses; Anticipation of Future Losses. Since inception, the Company has incurred significant losses and substantial negative cash flow. As of December 31, 1997, the Company had cumulative net losses of approximately $42.7 million, with net losses of approximately $7.5 million, $13.8 million and $17.4 million, respectively, for each of the years ended December 31, 1995, December 31, 1996 and December 31, 1997. There can be no assurance that the Company will ever achieve profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

         Limited Operating History; Limited Services to Date. The Company commenced operations in November 1992 and introduced its first online service in early 1995. Online services generated total net revenues of approximately $448,000 in 1995, $1.1 million in 1996 and $5.9 million in 1997, 100%, 81% and
86% of revenues, respectively, in 1995, 1996 and 1997. The content management and custom archive services and the licensing of its core technology generated revenues of $272,000 in 1996 and $937,000 in 1997, or 19% and 13% of revenues, respectively, in 1996 and 1997. To achieve revenue growth, of which there can be no assurance, the Company must, among other things, achieve market penetration of its services, expand distribution of its services, continue to upgrade and add technologies and commercialize existing and new services and products that incorporate such upgraded or additional technologies. See "-- Services."

         Developing Market. The Company's services are in markets that have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants that have introduced or developed services and products addressing information search and retrieval requirements over private and public networks, online services and the Internet. Because the markets for the Company's services are new and evolving and because the Company has limited operating experience, it is difficult to assess or predict with any assurance the growth rate, if any, and the size of these markets. See "-- Services" and "-- Markets and Customers." There can be no assurance that the markets for the Company's services will develop. If these markets fail to develop or develop more slowly than expected, the Company will be materially adversely affected.

         Need for Additional Funds. Based on current levels of operations and commitments, the Company anticipates that its existing capital resources will enable it to maintain its operations for at least twelve months. However, the Company may require additional funds to sustain and expand its product development and sales and marketing activities, particularly if a well-financed competitor emerges or if there is a shift in the type of online or Internet information services that receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. The inability to obtain sufficient funds from operations or external sources would have a material adverse effect on the Company.

         Further, as a strategic response to changes in the industry, the Company may from time to time make certain marketing or other decisions that could have a material adverse effect on the Company. For example, pursuant to the terms of the AOL Agreement, the Company is required to pay AOL $4 million in placement fees. There can be no assurance that the Company's arrangement with AOL or any other arrangement it may enter into will generate adequate revenues to cover the associated expenditures, and any significant shortfall would have a material adverse effect on the Company. See "-- Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Competition. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products or services than the Company and establish relationships with content providers that have not entered into agreements with the Company. No assurance can be given that a competitor or competitors will not develop services and products which are comparable or superior to the Company's services; nor can any assurance be given that a competitor or competitors will not seek to obtain agreements with the Company's content providers or to market their services to the same customers to whom the Company intends to market its services. Moreover, because the success of the Company's strategy is dependent in part upon the success of the Company's relationships with its strategic partners, including the Company's suppliers, content providers, resellers and distributors, any failure of the products of the Company's strategic partners to achieve or maintain market acceptance or compete successfully in their markets could have a material adverse effect on the Company.

         Dependence on AOL. In March 1998, the Company entered into the AOL Agreement, pursuant to which Electric Library will be accessible to AOL members through placement and distribution on AOL's "Research and Learn Channel" and "WorkPlace Channel" and on AOL's "WorkPlace Channel Business Research" screen commencing in the second quarter of 1998. The Company is required to pay AOL $4 million in placement fees. In addition, AOL will receive additional fees based on a sliding scale of end-user revenues. The Company cannot anticipate the impact on visits to its Electric Library Web site due to the AOL Agreement, nor can the Company anticipate the effect on subscriptions that may be generated from such visits or the impact of any changes AOL may make to its Web site design (channels, screen) or browser in the future. There can be no assurance that the AOL Agreement will generate adequate revenues to cover the associated expenditures, and any significant shortfall would have a material adverse effect on the Company. Further, there can be no assurance that the AOL Agreement will be renewed, and the Company anticipates that the termination of its relationship with AOL would significantly reduce new individual end-user or business site acquisition rates for the Company's Electric Library service. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Dependence on Netscape. In April 1996, the Company entered into a one year Distinguished Provider Services Agreement with Netscape pursuant to which the Company was designated one of fourteen "Distinguished Providers" of search and navigation services accessible from the "Search" button on the Netscape browser software program that directed users to the "Net Search" page on Netscape's Web site. In 1997, the Company renewed a modified version of the Distinguished Provider Services Agreement with Netscape for an additional one year period until April 30, 1998. For the year ended December 31, 1997, a significant portion of visits by individual consumers to the Company's Electric Library Web site was derived through the Netscape Distinguished Provider program. The Company cannot anticipate the impact on visits to its Electric Library Web site due to any changes Netscape may make to its Web site or browser or the effect on individual consumer subscriptions that may be generated from such visits. There can be no assurance that the Distinguished Provider Services Agreement will be renewed, and the termination of the Company's relationship with Netscape could significantly reduce new individual consumer acquisition rates for the Company's Electric Library service.

         Dependence on Content Providers; Significant Payments Required to be Made to Content Providers. The Company's relationships with its content providers are fundamental to its goal of becoming a leading online reference service. To date, various content providers, including publishers, have entered into supply agreements with the Company to provide information for use in the Company's reference services. Certain of these agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations and generally may be terminated by either party upon: (i) breach of any material obligation, if such breach remains uncured within a specified number of days after written notice; or (ii) a bankruptcy, insolvency or similar filing, if such filing is not withdrawn within a specified number of days. Certain of the agreements may also be terminated by the content providers under certain circumstances, including the failure of the Company to make certain minimum payments. In addition, the agreements are typically non-exclusive and vary in length of term, ranging from one to five years. Finally, the Company also obtains representations from its publishers and content providers in these agreements as to the ownership of licensed informational content and obtains indemnification to cover any breach of any such representations.

         The Company believes it may be necessary in the future to license additional content from content providers such as major daily newspapers, financial publications and weekly or monthly magazines and currently intends to devote significant resources to licensing content for the business and corporate markets. Further, users of online services and the Internet will in addition to diversity also seek access to content from well known sources that are familiar to users, such as major daily newspapers, financial publications and weekly or monthly magazines. While the Company intends to continue adding new content, including additional graphical material, there can be no assurance the Company will be able to enter into agreements with additional content providers or on terms similar to its existing content contracts. Failure to enter into new agreements or to enter into agreements with similar terms may have a material adverse effect on the Company.

         The Company's future success also depends, in part, on its ability to maintain its existing relationships with its content providers, of which there can be no assurance. The Company is reducing its reliance on content aggregators and concurrently is contracting directly with the publishers represented in the content collections of such aggregators, as well as other publishers. As a result, from time to time, there may be changes in the number of publications available on the services. Nevertheless, the Company may, on a case-by-case basis, enter into relationships with third-party content aggregators to fill specific needs of the Company. In addition, the combination of contracting directly with publishers and the Company's overall effort to increase the content available under its Electric Library service will result in an increase in data preparation costs. The Company believes that the possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will not be a material adverse effect on the Company. See "-- Content and Publisher Relationships."

         In addition, while fees payable to the Company's content providers constitute a significant portion of the Company's cost of revenues, there can be no assurance that the content providers will be satisfied with the revenue received through arrangements with the Company or that content providers will enter into prospective agreements with the Company. If the Company is required to increase the fees payable to its content providers, such increased payments may have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-- Services," and "-- Content and Publisher Relationships."

         Retention; Pricing Uncertainty. The Company's marketing strategy for Electric Library depends in part upon retaining customers and renewing customers after the subscriber period has ended. See "-- Services." Even if customers do not cancel after the first thirty day free subscription period, there can be no assurance that the Company will retain them as paying customers, or that they will renew, and industry experience suggests that each month a significant number of subscribers to the Company's services will terminate their subscriptions. In addition, the Company may reduce the selling price of its online reference services due to, among other things, increased competition in the marketplace or loss of customers. If the Company's retention and renewal rates change significantly or if the Company reduces the selling price of its services, such changes may have a material adverse effect on the Company. See "-- Services," "-- Sales and Marketing" and "-- Competition."

         Risk of System, Service Failure or Inadequacy. From time to time the Company has suffered failures of the computer hardware and software and telecommunications systems (the "Systems") it uses to deliver its services to its customers, and these failures have resulted in interruptions in the delivery of the Company's services to its customers. In addition, the growth of the Company's customer base and/or content base may strain or exceed all or portions of the capacity of its Systems and lead to degradation in performance or Systems failure. Such growth of the Company's customer base and/or content base may also strain or exceed the capacity of certain portions of its Systems dedicated to performing specific functions such as customer enrollment and billing. Any damage, failure or delay that causes interruptions in all or any part of the Company's Systems could have a material adverse effect on the Company. The Company's operations are also dependent on its ability to maintain its Systems in effective working order and to protect its Systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. All of the Company's Systems (except for external telecommunications systems) are located at its headquarters facilities in Wayne, Pennsylvania. While the Company maintains property insurance, such insurance may not be adequate to compensate the Company for all losses that may occur or to provide for costs associated with business interruption.

         There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found in the Company's services or in upgrades to its services resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and support costs, any of which could have a material adverse effect on the Company.

         Potential Fluctuations in Quarterly Results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's services, introduction or enhancement of services and products by the Company and its competitors, market acceptance of new services, the mix of distribution channels through which services are sold, the mix of services sold, seasonality of the online services and institutional markets and general economic conditions. As a result, the Company believes that quarter-to-quarter comparisons of its results of operations are not and will not necessarily be meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence on Proprietary Technology. The Company's success remains heavily dependent upon a combination of proprietary software technology and software developed by Infonautics and licensed from third parties. Although the Company has lessened its dependence on certain third party technology and software and has, in some cases, reasonable alternatives available to it for certain third party technology and software, there can be no assurance that the Company will be able to license similar technology at a comparable cost and, therefore, any changes in third party licenses may have a material adverse effect on the Company.

         The Company relies on a combination of the intellectual property laws of patents, trademarks, copyrights and trade secrets as well as confidentiality and non-disclosure agreements and other contractual agreements and provisions to establish and protect its proprietary rights in its services. See "-- Licenses and Intellectual Property." Despite the Company's efforts to establish and protect its proprietary rights there can be no assurance that such steps taken by the Company will be adequate or effective. There also can be no assurance that unauthorized parties will not attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. Further, there can be no assurance that the Company's competitors will not independently develop substantially equivalent or superior technology or duplicate the Company's services or design around patents issued or licensed to the Company or circumvent any other intellectual property rights of the Company. Although the Company believes that its services and the proprietary rights developed by or licensed to it do not infringe the patents and proprietary rights of other parties, there can be no assurance that infringement claims, regardless of merit, will not be asserted against the Company or its licensors in the future. There can be no assurance that any patent applications now pending or filed in the future will result in patents being issued or, if patents are issued, that the claims allowed will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that pending applications or any patents licensed to the Company or issued or licensed to the Company in the future will afford any competitive advantages to the Company or will not be challenged by third parties. There can be no assurance that the services the Company markets or will seek to market do not or will not infringe patents or other intellectual property rights owned by others, or that licenses for certain technologies or services will be available to the Company on reasonable terms. Litigation may be necessary to enforce or defend the Company's proprietary technology, contractual agreements and intellectual property. Any such litigation may be time-consuming and costly.

         In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and the global nature of online services and the Internet makes it impossible to control the ultimate destination of the Company's services. Policing the unauthorized use of the Company's technology and proprietary rights is often difficult and expensive both in the United States and abroad.

         Rapid Technological Change. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require significant unanticipated investments in research and development. The Company's future success will depend, in part, upon its ability to keep abreast of, and to obtain rights to, the latest technologies in order to enhance Electric Library, license its technology, introduce new services and products and keep pace with technological developments, changing customer requirements and frequent new product introductions. See "-- Technology" and "-- Licenses and Intellectual Property."

         Dependence on Personnel; Management of Growth. The Company's performance is substantially dependent on the performance of its executive officers and key employees, some of whom do not have employment agreements with the Company. The loss of any such personnel could have an adverse effect on the operations of the Company. The Company is dependent upon its ability to attract, retain and motivate skilled technical, managerial and sales personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees. Furthermore, the expenses associated with hiring and retaining employees may be incurred prior to the generation of any associated revenues.

         The Company's future growth will require it to manage its operations effectively while responding to constant changes in both technology and the markets in which the Company intends to compete. If the Company's management is unable to manage growth effectively, the Company may be materially adversely effected.

         Dependence on Limited Sources of Supply. Components of the basic search software used by the Company are licensed on a non-exclusive basis from Excalibur Technologies Corporation ("Excalibur") (parent of and successor to Conquest Software Corp.). No assurance can be given that Excalibur will continue to support or maintain the software adequately or that the arrangement will not be terminated. The Company's agreement with Excalibur was amended in January 1998 and provides for a term of 12 years, ending January 31, 2010. The agreement may be terminated earlier, after a notice period, by either party upon breach of any material obligation. However, the Company believes that if Excalibur were unable to adequately support or maintain the software, additional or replacement suppliers could provide the Company with comparable software within a reasonable time frame. Nevertheless, there can be no assurance that the Company could find alternative suppliers or that any such suppliers could provide comparable software on a timely basis or on similar terms.

         Dependence on the Internet. Although the Company provides access to its services across multiple delivery channels, including commercial online services, the success of the Company's services depends on, among other things, the continued expansion of the Internet and its network infrastructure. The Internet may not prove to be a viable commercial marketplace because of, among other things, inadequate development of the necessary infrastructure such as a reliable network backbone, delayed development of complementary products and technologies such as high speed modems and security procedures for financial transactions or delays in the development or adoption of new standards and protocols such as the next-generation Internet Protocol, all of which would inhibit the Internet's ability to handle increased levels of activity. There can be no assurance that the infrastructure, complementary products or protocols necessary to make the Internet a viable commercial marketplace will be developed. If they are not developed or if the Internet does not become a viable commercial marketplace for any other reason, the Company may be materially adversely affected. Moreover, critical issues concerning the commercial use of, distribution on and government regulation of online services and the Internet (including security, cost, ease of use and access, property ownership and other legal liability issues) remain unresolved and may impact both the growth of online services and the Internet and the Company's financial results. See "-- Government Regulation and Legal Uncertainties."

         Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency in the United States, other than the laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. The Company believes it is currently in compliance with such laws and regulations and that they do not have a material impact on its operations. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of such laws and regulations may be adopted with respect to commercial online services and the Internet, which may cover issues such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, the Company may be subject to the provisions of the CDA. Although portions of the CDA were struck down as unconstitutional by the United States Supreme Court in a ruling dated June 26, 1997, other portions of the CDA remain in effect, and the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined; however, it is possible that the CDA could expose the Company to substantial liability. The CDA or other laws and regulations could decrease the growth of commercial online services and the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business or otherwise have a material adverse effect on the Company. A number of other countries also have enacted or may enact laws and regulations that regulate online services and Internet content and activity. The adoption of such laws or regulations may decrease the growth of online services and the Internet, which could in turn decrease the demand for the Company's products and services. Such laws and regulations also could increase the Company's cost of doing business and may have a material adverse effect on the Company.

         In addition, due to the global nature of the Web, it is possible that, although transmissions of the Company's services primarily originate in the Commonwealth of Pennsylvania, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company.

         Moreover, the applicability to commercial online services and the Internet of existing United States and foreign laws and regulations governing issues such as intellectual property ownership, defamation, personal privacy, obscenity and export restrictions is uncertain and could expose the Company to substantial liability for which the Company might not be indemnified by content providers, its other licensors or its insurance. For example, there is a potential that claims will be made against the Company for copyright or trademark infringement, defamation or negligence, or based on other theories regarding the nature and content of materials made available in connection with the Company's services, including claims based on the Company's providing access to obscene or indecent information. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In addition, the Company obtains representations from its publishers and content providers as to the ownership of licensed informational content and obtains indemnification to cover any breach of any such representations. Still, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. Finally, any imposition of liability that is not covered by indemnification or insurance, or is in excess of insurance coverage or any indemnification limits, could have a material adverse effect on the Company.


ITEM 2.     PROPERTIES

         The Company's headquarters are currently located in approximately 40,000 square feet of office space in Wayne, Pennsylvania. The leases expire in 2000 and 2001, with some of the space having three-year renewal options. The Company leases approximately 2,400 square feet in New York, New York used as a content and publisher relations office. The Company also subleased 4,300 square feet of sales office space in California.

ITEM 3.     LEGAL PROCEEDINGS

         From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business, including, for example, claims of alleged infringement of intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

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

         The following table sets forth certain information concerning the executive officers of the Company:



Name                                                  Age   Position
Marvin I. Weinberger (1)..........................     43   Chief Executive Officer and Chairman of the Board
                                                            of Directors
David Van Riper ("Van") Morris(1).................     43   President and Chief Operating Officer
Joshua M. Kopelman................................     26   Executive Vice President, Secretary and co-founder
James T. Beattie..................................     49   Vice President - Intellibank Services
Ronald A. Berg....................................     41   Vice President-Finance and Administration
                                                            and Chief Financial Officer
William R. Burger.................................     40   Vice President-Content and Publisher
                                                            Relations
Gerard J. Lewis, Jr...............................     37   Vice President, General Counsel and Assistant
                                                            Secretary

---------------
(1) Pursuant to the February 1998 agreement between Mr. Weinberger and the Company, it is anticipated that Mr. Weinberger will resign from all of his positions with the Company, except that he will remain a director, during the first half of 1998 and that at that time Mr. Morris will become the Company's Chief Executive Officer.

         Marvin I. Weinberger, a co-founder of the Company, has served as the Company's Chief Executive Officer and Chairman of the board of directors since the Company's inception in November 1992. From 1985 until he co-founded the Company in 1992, he was Executive Vice President and co-founder of Telebase Systems, Inc., a developer of customized information and entertainment services that is now part of N2K Inc., where his duties included marketing and sales functions.

         Van Morris joined the Company as President and Chief Operating Officer in September 1995. From 1992 until he joined the Company, Mr. Morris held various vice president and general management positions at Legent Corporation ("Legent"), a systems management software company. From 1987 to 1992, Mr. Morris was employed by Goal Systems International ("Goal"), initially as Director of Marketing, later as Vice President of Marketing. Goal was purchased by Legent in 1992.

         Joshua M. Kopelman, a co-founder of the Company in 1991, is Executive Vice President and Secretary of the Company. In addition, Mr. Kopelman is responsible for the Company's sales and marketing functions.

         James T. Beattie has been Vice President - Intellibank Services since January 1998. From June 1996 until January 1998 he served as Vice President and General Manager-New Media Services. From May 1994 until June 1996, he served as Vice President-Engineering. For the preceding nine years, Mr. Beattie served as Manager and Director of Systems Development of Prodigy Services Company, where he was responsible for all aspects of technical product and application development for editorial, merchandising and advertising lines of business, as well as specified systems development and operations.

         Ronald A. Berg joined the Company as Vice President-Finance and Administration and Chief Financial Officer in January 1994. For the preceding four years, Mr. Berg served as Chief Financial Officer of Ziff Technologies, the technical services division of Ziff Communications Company, a computer publishing and services company. Mr. Berg is a certified public accountant and was employed by Coopers & Lybrand L.L.P. from 1977 to 1985, the last two years as an Audit Manager.

         William R. Burger joined the Company as Vice President-Content and Publisher Relations in January 1997. From July 1995 to January 1997, Mr. Burger was director of new media development and educational initiatives at AT&T's Messaging, Wireless and Multimedia group, where he was responsible for introducing voice-messaging services into primary and secondary schools as part of the AT&T Learning Network. From 1981 to May 1995, Mr. Burger was employed by Newsweek Magazine where he held a number of positions, including senior editor, senior writer and foreign correspondent.

         Gerard J. Lewis, Jr. was named Vice President & General Counsel of the Company in February 1997. From May 1996 to February 1997, Mr. Lewis served the Company as Corporate Counsel & Director of Business Development. Prior to joining the Company in May 1996, Mr. Lewis was in private law practice with Reed Smith Shaw & McClay in Philadelphia, Pennsylvania, where he practiced in the intellectual property and technology law and related corporate areas since 1992.

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


   Year    Fiscal Quarter Ended                                          High             Low
   ----    --------------------                                          ----             ---
   1996    June 30, 1996 (commencing April 30, 1996).............       $14.00           $8.00

           September 30, 1996....................................         8.25            4.25

           December 31, 1996.....................................         5.50            3.50

   1997    March 31, 1997........................................        4.625           1.875

           June 30, 1997.........................................         3.75           1.625

           September 30, 1997....................................        3.625           1.844

           December 31, 1997.....................................         3.00            1.75

   1998    March 31, 1998 (through February 28, 1998)............        2.406           1.875


         As of February 28, 1998, the Company had approximately 231 shareholders of record and 1638 beneficial owners.

         The Company has not declared or paid dividends on its Common Stock and does not intend to do so in the foreseeable future.

         Use of Proceeds. The Company's Registration Statement on Form S-1 (File No. 333-02428) was declared effective by the Securities and Exchange Commission on April 29, 1996, the date the initial public offering of the Company's Class A Common Stock commenced. The underwriters were Hambrecht & Quist, Cowen & Company and Oppenheimer & Co., Inc. Pursuant to the Registration Statement, 2,250,000 shares were registered and sold for an aggregate amount of $31,500,000. Underwriting discounts and commissions were $2,205,000 and other expenses were $600,000 for net offering proceeds of $28,695,000.


  Use of proceeds to date are as follows:
  Purchase and installation of property and equipment                    $  3,416,000
  Working capital-officer salaries and directors consulting expenses        1,427,000
  Working capital-other                                                    21,490,000
  Repayment of indebtedness                                                   346,000
  Cash and investments                                                      2,016,000


ITEM     6. SELECTED FINANCIAL DATA

         The selected data presented below under the caption Consolidated Statements of Operations Data with respect to each of the three years in the period ended December 31, 1997 and under the caption Consolidated Balance Sheet Data at December 31, 1997 and 1996, are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                              Year Ended December 31,
                                                    --------------------------------------------------------------------
                                                        1993          1994          1995          1996          1997
                                                        ----          ----          ----          ----          ----
Consolidated Statements of Operations Data:             (in thousands, except share and per share data)

Revenues.......................................     $         --  $         --  $       448   $      1,441      $  6,832
                                                    ------------  ------------  -----------   ------------  ------------


Costs and expenses:
 Cost of revenues..............................               --            --           282           822         2,641
 Customer support expenses.....................               --            --           146           324           578
 Technical operations and development expenses.               90         2,009         3,554         5,210         6,272
 Sales and marketing expenses..................               --            --         1,979         6,142        10,674
 General and administrative expenses...........              435         1,581         1,982         3,927         5,029
                                                    ------------  ------------  -----------   ------------  ------------
  Total costs and expenses.....................              525         3,590         7,943        16,425        25,194
                                                    ------------  ------------  -----------   ------------  ------------


Loss from operations...........................            (525)       (3,590)      (7,495)       (14,984)      (18,362)
Interest income (expense), net.................             (30)         (109)           14          1,198         1,003
                                                    ------------  ------------  -----------   ------------  ------------

Net loss.......................................      $     (555)   $   (3,699)   $   (7,481)    $ (13,786)    $ (17,359)
                                                    ------------  ------------  -----------   ------------  ------------
                                                    ------------  ------------  -----------   ------------  ------------
Net loss per common equivalent share(1)........      $    (0.42)   $    (1.21)   $    (1.51)   $    (1.61)   $    (1.83)
                                                    ------------  ------------  -----------   ------------  ------------
                                                    ------------  ------------  -----------   ------------  ------------
Weighted average number of common and
equivalent shares outstanding..................        1,328,900     3,069,800     4,940,400     8,549,800     9,491,600
                                                    ------------  ------------  -----------   ------------  ------------
                                                    ------------  ------------  -----------   ------------  ------------

                                                                           December 31,
                                                          ---------------------------------------------------------------
                                                          1993          1994          1995          1996          1997
                                                          ----          ----          ----          ----          ----
                                                                              (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and investments........         $ 1,233        $  718        $  962       $27,379       $12,397
 Working capital (deficit).....................             859         (224)       (1,514)        25,841         7,163
 Total assets..................................           1,312         1,254         2,532        30,227        18,794
 Long-term obligations, net of current  portion             842           204           138            --           404
 Shareholders' equity (deficit)................              91            51         (549)        27,688        10,460


----------------
(1) Loss per common share-basic and diluted is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share ("EPS") and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS includes dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of EPS, as the effect would be anti-dilutive. Basic and diluted EPS are equal as common stock equivalents have not been included as inclusion of such shares would have an anti-dilutive effect. The Company has restated its prior period EPS, which had been calculated in accordance with APB Opinion 15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Item 7 contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding changes in the amount of content available on the Company's services, the number of subscribers, the number of content management and archive contracts, gross margins, current and future expenses, future revenues, pricing uncertainty, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, accrued and mandatory contributions to the royalty pool for content providers, increases in sales personnel, capital expenditures, severance expenses related to the agreement with Marvin I. Weinberger, the effects of the AOL Agreement on the Company, Year 2000 expenses, seasonality, operating results and the sufficiency of the Company's liquidity, including cash resources and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in Part I, Item 1 of this Annual Report on Form 10-K.

Overview

         Infonautics provides premium online information services for the educational and end-user markets, formerly referred to as the institutional and consumer markets, and provides content management and custom archive services for publishers of quality content and business information. The Company's educational customers include libraries, schools and other educational institutions, its end-user customers include individuals and its content management and custom archive services customers include corporations, publishers and other content creators.

         Electric Library was introduced to the end-user market in the first quarter of 1996, followed shortly thereafter by a version for the educational market. Concurrently, the Company began to market content management and archive services to the publisher and content creator market. Leveraging its investment in its information system architecture, the Company continues to enhance and repackage its flagship Electric Library service. Infonautics has extended its core Electric Library product line into new markets, and the Company launched an enhanced Electric Library service called Electric Library `98 in October 1997.

         During 1997, sales growth was achieved in all areas, with increases in subscriber numbers for Electric Library, the number of agreements for educational customers, and the number of content management and archive services contracts. In addition, the Company changed its subscription model to provide for a negative option plan. Prior to that time, visitors to the Electric Library site were generally offered a two-week free trial. Upon expiration of the trial period, those who had requested trials were asked to enroll as subscribers. Currently, visitors to the Electric Library site are asked to enroll as subscribers, at which time they will receive the first thirty (30) days of usage free. One result of this change was to reduce the number of non-paying (trial) users of Electric Library. The Company also began offering annual subscriptions during March 1997, and as of December 31, 1997, approximately 45% of Electric Library users were subscribers under the annual enrollment option.

         Revenues from online subscriptions, both educational and end-user, are recognized in the month the subscription service is provided for monthly subscriptions, ratably over the term of the subscription for annual subscriptions and when the service is provided for hourly usage subscribers. Potential individual subscribers are given the first month free as a trial period, after which the Company typically charges a fee of $9.95 per month for monthly subscriptions and $59.95 per year for annual subscriptions, both for virtually unlimited consumer usage. For educational institutions, the annual fee is approximately $1,500 per concurrent user. The Company may offer discounts in certain circumstances, including high-volume purchases and site licenses. Revenue from contracts for hosting services are recognized ratably over the term of the contract. Revenue from integration services for archive services are recognized upon customer acceptance. Revenue from licensing the Company's core technology is recognized upon delivery, provided that no significant obligations of the Company remain and collection of the resulting receivable is probable.

         The Company recognized improvement in gross margin as a percentage of revenues in 1997 due to a change in the revenue mix (the proportion of direct sales versus reseller sales), restructuring of certain agreements with hardware, software and content providers and a higher gross margin on content management contracts.

         Content providers are compensated from a royalty pool which is funded in accordance with applicable contract provisions. "See Business -- Content and Publisher Relationships." In an effort to reduce limitations sometimes required by content providers on the use of content, the Company has established an arrangement whereby certain content providers are given the option to participate in a supplemental guaranteed royalty pool. The Company expects that royalties paid into the standard pool will exceed the $825,000 guaranteed in the supplemental royalty pool.

         Severance and related expenses incurred in connection with the agreement with Marvin I. Weinberger will be recognized in the first half of 1998. The Company anticipates this amount will approximate $700,000. See "Business -- Recent Developments."

         The Company's limited operating history and the nature of the Internet and the markets in which the Company competes makes it difficult for the Company to accurately forecast its revenues. The Company's current and future expense levels are based largely on the Company's estimates of future revenues and are to a certain extent fixed, although, the Company is able to adjust certain expenses. However, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, the agreement reached with AOL in March 1998, which provides for the Company's online service to be marketed within AOL, may not generate adequate revenues to cover the significant fixed payments required as part of the agreement. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have a material adverse effect on the Company. See "Business -- Recent Developments," "Business -- Risk Factors -- Limited Operating History; Limited Services to Date," "Business -- Risk Factors -- Need for Additional Funds" and "Business -- Risk Factors -- Dependence on AOL."

Results of Operations

         Revenues. Revenue was $6.8 million in 1997, $1.4 million in 1996 and $448,000 in 1995, representing a more than 370% increase in 1997 and more than a 200% increase in 1996. The 1,400 contracts cover approximately 5,000 institutions.

         Educational revenue accounted for $2.1 million or 31% of revenue in 1997 and $144,000 or 10% of revenue in 1996. There was no educational revenue in 1995. The Company had over 1,400 educational contracts at December 31, 1997 compared with approximately 160 at December 31, 1996. The 1,400 contracts cover approximately 5,000 institutions.

         End-user revenue accounted for $3.8 million or 56% of revenue in 1997, $1.0 million or 71% of revenue in 1996 and $448,000 or 100% in 1995. Electric Library had approximately 47,000 subscribers at December 31, 1997 compared to approximately 10,500 subscribers at December 31, 1996. Homework Helper monthly subscribers decreased to approximately 3,000 subscribers at December 31, 1997, from approximately 6,100 subscribers at December 31, 1996 and approximately 10,000 subscribers at December 31, 1995. The Company expects the number of Homework Helper subscribers to continue to decrease.

         Content management and custom archive services and extranet knowledge management services revenue was $937,000, or 13% of revenue in 1997, compared to $272,000, or 19% of revenue, in 1996. Content management and custom archive services revenue in 1997 was generated from primarily archive services, while in 1996, the majority of revenue was generated from a technology license. The Company had 10 archive customers at December 31, 1997 compared to 4 in 1996.

         Additionally, revenues were recognized in an amount of $500,000 that was received in 1995 as consideration for limited exclusivity contained in a marketing agreement. This amount was recognized in 1997, as the period of exclusivity ended and the Company had no further obligation.

         As of December 31, 1997, deferred revenue increased $3.2 million, from $796,000 at December 31, 1996, to $4.0 million at December 31, 1997. This increase is attributable to increased customer commitments. The deferred revenue balance of $4.0 million includes revenue to be recognized from institutional contracts, monthly and annual end-user subscriptions and contracted archive services. Included in the deferred revenue balance at December 31, 1996 and 1995, respectively, is the $500,000 marketing agreement described above. The balance of $296,000 in 1996 related primarily to institutional subscriptions. Deferred revenue at December 31, 1997 consists of $2.7 million related to educational subscriptions and $700,000 from end-user subscriptions.

         Cost of revenues. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $2.6 million, $822,000 and $282,000, and gross margins were 61%, 43% and 37%, in 1997, 1996 and 1995, respectively. The increase in cost of revenue for each period primarily reflects costs incurred to provide services to an increased number of users, including the costs to expand the content sources. The improvement in gross margin as a percentage of revenues in 1997 was primarily due to a change in the revenue mix, with 87% of revenues derived from Internet services in 1997 compared to 81% in 1996, restructuring of certain agreements with hardware, software and content providers and a higher gross margin on content management contracts as the Company was able to spread its fixed costs over more contracts. In 1996 the gross margin improved over 1995 due to the greater margins on EPP revenues, which accounted for nearly 19% of total revenues in 1996, offset by minimum royalty payments paid to attract new content providers and retain existing ones.


         Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $578,000 in 1997, $324,000 in 1996 and $146,000 in 1995,
representing an increase of 78% in 1997 and 122% in 1996. As a percentage of revenue, customer support expenses were 8% in 1997, 22% in 1996 and 33% in 1995. The absolute dollar increases resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base, although the percentage increase declined in 1997 as the staffing levels were able to support a greater number of users. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

         Technical Operations and Development. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expense, data conversion costs, as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all the Company's costs for technical operations and development have been expensed as incurred. Technical operations and development expenses were $6.3 million in 1997, $5.2 million in 1996 and $3.6 million in 1995, representing an increase of 20% in 1997 and 47% in 1996. The absolute dollar increases each year were largely due to the Company's enlargement of the technical operations and development staff in order to support increased activities as well as improvements and upgrades in the Company's services which included Electric Library `98 that was launched in October 1997. The larger percentage increase in 1996 was due to completion of the Company's Internet service, Electric Library in the first quarter of 1996, combined with the lower revenue base.

         The level of technical operations and development expenses will continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that the possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

         Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $10.7 million in 1997, $6.1 million in 1996 and $2.0 million in 1995, representing an increase of 74% in 1997 and over 210% in 1996. The principal reasons for the increases were growth in the Company's sales and marketing personnel, the continued efforts to increase sales and expand distribution channels and expansion of general and targeted promotional activities. Promotional marketing programs increased in 1996, mainly to support the introduction of Electric Library and content management services. In addition, sales and marketing costs increased as a percentage of revenue in 1997 compared to 1996 due to the increase in the direct sales force and other related expenditures. The Company anticipates increasing the size of its sales and marketing staff and expanding its direct sales force with the opening of a sales office in California. These expenses may continue to grow faster than revenues in the first half of 1998.

         General and Administrative. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $5.0 million in 1997, $3.9 million in 1996 and $2.0 million in 1995, representing an increase of 28% in 1997 and over 98% in 1996. The increases in general and administrative expense were due to the expansion of internal staffing, increased costs relating to the licensing of additional content and the maintenance of existing content, increases in professional service fees to support the Company's expanded operations and costs associated with being a publicly traded company. The Company anticipates that general and administrative expenses may increase in absolute dollar amounts but not increase as a percentage of total revenues.

         Interest Income, net. Interest income, net was approximately $1.0 million in 1997 and $1.2 million in 1996, a decrease of 13%, resulting primarily from the decrease in cash and investments. During 1996, the Company received net proceeds upon the closing of the Company's initial public offering and private placement of Class C Common Stock. Interest income was approximately $15,000 in 1995, from interest earned on proceeds from the sale of the Company's Class A Common Stock in that year. The Company had interest expense of approximately $40,000 in 1997 from its obligation under capital leases.

         Income taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception. As of December 31, 1997, the Company had approximately $36.7 million in Federal and state net operating loss carryforwards. The Federal net operating losses will expire beginning in 2008 if not utilized. The state net operating losses of $2 million will expire beginning in 1999 if not utilized. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

Liquidity and Capital Resources

         Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and, to a lesser extent, operating leases.

         The Company had cash, cash equivalents and investment balances of approximately $13.0 million at December 31, 1997 and $27.4 million at December 31, 1996. The Company regularly invests excess funds in short-term money market funds, corporate bonds and commercial paper. The Company monitors its cash and investment balances regularly, and may, if necessary, take actions to reduce the use of cash and manage its cash consumption.

         The Company used cash in operations of approximately $12.7 million, $14.0 million and $5.8 million for 1997, 1996 and 1995, respectively. The increases in use of cash in operations were due primarily to the Company's operating losses.

         Net cash used in investing activities was $1.7 million in 1997, $12.7 million in 1996 and $690,000 in 1995. In 1997, the net cash was provided by the net redemption of $620,000 of investments and used for $2.3 of capital expenditures. In 1996, this net use of cash was primarily made for the purchase of $11.3 short-term investments and $1.4 million for capital expenditures. During 1995, the Company used cash primarily for capital expenditures required to support the expansion and growth of the business.

         The Company's principal commitments at December 31, 1997 consisted of commitments under royalty license and other agreements, as well as obligations under operating and capital leases. See Note 9 of Notes to Consolidated Financial Statements. In connection with the AOL Agreement entered into during March 1998, the Company is committed to pay AOL $4 million in placement fees, $500,000 in March 1998, $500,000 in April 1998 and $500,000 due each quarter, commencing approximately six months after the commercial launch date, which is anticipated to be during the second quarter of 1998. In addition, to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues. Although the Company anticipates that the promotional placements resulting from this arrangement will increase subscriber numbers, and accordingly revenue, there can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company. See "Business -- Recent Developments" and "Business -- Risk Factors -- Dependence on AOL."

         Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. As of December 31, 1997, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of approximately $2.0 million for 1998, a portion of which may be financed through equipment leases. The Company does not anticipate that any Year 2000 issues will require any significant expenditures.

         Net cash provided by financing activities was $652,000 in 1997, $41.7 million in 1996 and $6.7 million in 1995. The Company utilized a sale-leaseback arrangement to finance the purchase of certain equipment in 1997. On April 29, 1996, the Company completed an initial public offering of its Class A Common Stock in which 2,250,000 shares of Class A Common Stock were sold at a price of $14.00 per share, with net proceeds of approximately $28.7 million. On February 26, 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock (which converted into shares of Class A Common Stock upon the closing of the initial public offering), with net proceeds of approximately $12.9 million. The Company raised approximately $6.7 million through its sale of stock in 1995.

         From time to time, the Company expects to evaluate the acquisition of products, businesses or technologies that complement the Company's business. As of the date of this Annual Report on Form 10-K, the Company does not have any understandings, commitments or agreements with respect to any such material acquisition.

         The Company believes that cash flow from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including the rate of increases in subscribers and educational and content management contracts. The Company may change its planned expenditures or take other cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional equity, debt or other financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Seasonality

         Management anticipates that growth rates in the third quarter are likely to reflect a seasonal element, given that little school related research work is done in July and August. As a result, the Company's third quarter results may be affected by reduced levels of traffic on the Company's Internet sites and by customary subscriber cancellations.


ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


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

         The information required by this item concerning executive officers is set forth in Part I, Item 4 of this Annual Report on Form 10-K.


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

         3. Exhibits. See (c) below.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

    (c) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


         Exhibit No.    Description
         3.1            Form of Articles of Incorporation (incorporated by
                        reference to Exhibit 3.1 to the Company's Registration
                        Statement on Form S-1 (File No. 333-2428) ("Form S-1
                        Registration Statement"))

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1997)

         10.1**         Amended and Restated 1994 Omnibus Stock Option Plan
                        (incorporated by reference to Exhibit 10.1 to the Form
                        S-1 Registration Statement)

         10.2** 1996 Equity Compensation Plan as amended and restated as of April 1, 1997 and as of September 23, 1997
                        (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.
                        333-37545))

         10.3**         Form of Nonqualified Stock Option Agreement
                        (incorporated by reference to Exhibit 10.3 to the Form
                        S-1 Registration Statement)




         10.4**         Employment Agreement dated as of January 1, 1993 between
                        Infonautics, Inc. and Marvin Weinberger (incorporated by reference to Exhibit 10.4 to the Form S-1 Registration
                        Statement)

         10.5**         Employment Agreement dated as of January 1, 1993 between
                        Infonautics, Inc. and Joshua Kopelman (incorporated by reference to Exhibit 10.5 to the Form S-1 Registration
                        Statement)

         10.6(a)**      Employment Agreement dated September 5, 1996 between
                        Infonautics, Inc. and Van Morris (incorporated by
                        reference to Exhibit 10.6 to the Form S-1 Registration
                        Statement)

        10.6(b)**      Amendment No. 1 to Employment Agreement dated as of
                        November 4, 1996 between Infonautics, Inc. and Van
                        Morris (incorporated by reference to Exhibit 10.6(b) to
                        the Company's Annual Report on Form 10-K for the fiscal
                        year ended December 31, 1996 ("1996 Form 10-K"))

         10.7(a)**      Employment Agreement dated January 21, 1994 between
                        Infonautics, Inc. and Ronald Berg (incorporated by
                        reference to Exhibit 10.7 to the Form S-1 Registration
                        Statement)

         10.7(b)**      Amendment No. 1 to Employment Agreement dated as of
                        November 4, 1996 between Infonautics, Inc. and Ronald
                        Berg (incorporated by reference to Exhibit 10.7(b) to
                        the 1996 Form 10-K)

         10.8(a)**      Employment Agreement dated as of April 14, 1994 between
                        Infonautics, Inc. and James Beattie (incorporated by
                        reference to Exhibit 10.8 to the Form S-1 Registration
                        Statement)

         10.8(b)**      Amendment No. 1 to Employment Agreement dated as of
                        November 4, 1996 between Infonautics, Inc. and James
                        Beattie (incorporated by reference to Exhibit 10.8(b) to
                        the 1996 Form 10-K)

         10.9**         Employment Agreement dated as of January 2, 1997 between
                        Infonautics, Inc. and William Burger (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K)

         10.10* **      Employment Agreement dated as of November 24, 1997
                        between Infonautics, Inc. and Gerard J. Lewis, Jr.

         10.11** Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration
                        Statement)

         10.12**        Royalty Agreement dated as of January 1, 1993 between
                        Infonautics, Inc. and Marvin Weinberger (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration
                        Statement)

         10.13**        Royalty Agreement dated as of January 1, 1993 between
                        Infonautics, Inc. and Joshua Kopelman (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration
                        Statement)

         10.14(a)**     Consulting agreement effective July 1, 1994 between
                        Infonautics, Inc. and Israel Melman (incorporated by
                        reference to Exhibit 10.13 to the Form S-1 Registration
                        Statement)

         10.14(b)**     Amendment No. 1 to Consulting Agreement dated as of
                        January 13, 1997 between Infonautics, Inc. and Israel
                        Melman (incorporated by reference to Exhibit 10.13(b) to
                        the 1996 Form 10-K)


         10.15** Consulting agreement effective as of March 1, 1993, as amended February 1, 1994 and February 1, 1996 between
                        Infonautics, Inc. and Howard Morgan (incorporated by reference to Exhibit 10.14 to the Form S-1 Registration
                        Statement)

         10.16          Agreement of Termination and Assignment dated October
                        30, 1992 between Telebase Systems, Inc. and Marvin
                        Weinberger and Lawrence Husick and Bill of Sale dated
                        April 19, 1993 between Infonautics, Inc. and Marvin
                        Weinberger (incorporated by reference to Exhibit 10.15 to the Form S-1 Registration Statement)

         10.17          Agreement dated March 24, 1993 between Infonautics, Inc.
                        and Lawrence Husick (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement)

         10.18 Amended and Restated Registration Rights Agreement dated as of February 7, 1996 by and among Infonautics, Inc.
                        and Zero Stage Capital II-Central Pennsylvania, L.P.,
                        Keystone Venture IV, L.P., 21st Century Communications
                        Partners, L.P., 21st Century Communication Foreign
                        Partners, L.P. and 21st Century Communications T-E
                        Partners, L.P. and other individuals and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement)

         10.19          Amended and Restated Piggyback Registration Rights
                        Agreement dated as of February 7, 1996 by and among Infonautics, Inc. and 21st Century Communications
                        Partners, L.P., 21st Century Communication Foreign
                        Partners, L.P. and 21st Century Communications T-E
                        Partners, L.P., VIMAC & Co. Nominee Trust and Meridian
                        Venture Partners and the other individuals and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 10.18 to the Form S-1 Registration Statement)

         10.20          Registration Rights Agreement dated as of February 8,
                        1996 by and among Infonautics, Inc. and the persons whose signatures appear on the counterpart signature pages thereto (incorporated by reference to Exhibit
                        10.19 to the Form S-1 Registration Statement)

         10.21* **      Software License Agreement dated June 27, 1994 between
                        Infonautics, Inc. and Conquest Software Corp. (succeeded
                        by Excalibur Technologies Corporation) (incorporated by
                        reference to Exhibit 10.21 to the Form S-1 Registration
                        Statement)

         10.22*         Agreement of Lease dated June 14, 1994, as amended
                        January 27, 1995, June 30, 1995 and November 13, 1995
                        (each incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement), April 18, 1996 and May
                        22, 1996 (each incorporated by reference to Exhibit
                        10.25 to the 1996 Form 10-K), April 14, 1997
                        (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997), September 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30,
                        1997) and November 17, 1997* between Infonautics, Inc.
                        and West Valley Business Trust

         21*            Subsidiaries

         23*            Consent of Coopers & Lybrand L.L.P.

         24 Powers of Attorney (included as part of the signature page hereof)

         27.1*          Financial Data Schedule



         27.2*          Financial Data Schedule (Restated)

         27.3*          Financial Data Schedule (Restated)

         ---------------

         *   Filed herewith.

         ** Compensation plans and arrangements for executive officers and others.

         *** Portions of these exhibits were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

             Copies of the exhibits are available to shareholders (upon payment of a fee to cover the Company's expenses in furnishing exhibits) from Ronald A. Berg, Vice President-Finance and Administration and Chief Financial Officer, Infonautics, Inc., 900 West Valley Road, Suite 400, Wayne, Pennsylvania 19087.

                               INFONAUTICS, INC.

                              REPORT ON AUDITS OF
                      CONSOLIDATED FINANCIAL STATEMENTS
                    as of December 31, 1995, 1996 and 1997

                                INFONAUTICS, INC.
                  Index to Consolidated Financial Statements
                       and Financial Statement Schedule

                                                                                     PAGES
                                                                                   ----------
Report of Independent Accountants................................................       F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997.....................       F-3

Consolidated Statements of Operations for the years ended December 31, 1995, 1996
  and 1997.......................................................................       F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
  December 31, 1995, 1996 and 1997...............................................       F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995,
  1996 and 1997..................................................................       F-6

Notes to Consolidated Financial Statements.......................................   F-7-F-20

Schedule II--Valuation and Qualifying Accounts, for the years ended December
  31, 1995, 1996 and 1997........................................................       F-21

    Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Infonautics, Inc. and Subsidiaries:

    We have audited the consolidated financial statements and the financial statement schedule of Infonautics, Inc. and subsidiaries listed in the index on page F-1 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infonautics, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 13, 1998

                               INFONAUTICS, INC.
                          Consolidated Balance Sheets
                          December 31, 1996 and 1997

                                   ASSETS                                                 1996           1997
-----------------------------------------------------------------------------------  -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $  16,064,159  $   2,301,933
  Short-term investments...........................................................     11,314,956     10,095,504
  Receivables:
    Trade, less allowance for doubtful accounts of $31,590 in 1996 and $32,566 in
      1997.........................................................................        373,509      1,742,070
    Other..........................................................................         62,406        154,397
  Prepaid expenses and other assets................................................        565,858        799,127
                                                                                     -------------  -------------
        Total current assets.......................................................     28,380,888     15,093,031

Property and equipment, net........................................................      1,701,306      3,019,908
Long-term investments..............................................................       --              600,000
Prepaid and other assets...........................................................        145,265         80,729
                                                                                     -------------  -------------
        Total assets...............................................................  $  30,227,459  $  18,793,668
                                                                                     -------------  -------------
                                                                                     -------------  -------------
             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of obligations under capital lease...............................  $    --        $     297,538
  Accounts payable.................................................................      1,199,621      1,275,500
  Accrued expenses.................................................................        319,481      1,642,421
  Accrued royalties................................................................        224,439        674,723
  Deferred revenue.................................................................        796,129      4,039,752
                                                                                     -------------  -------------
        Total current liabilities..................................................      2,539,670      7,929,934

Noncurrent portion of obligations under capital lease..............................       --              404,107
                                                                                     -------------  -------------
        Total liabilities..........................................................      2,539,670      8,334,041
                                                                                     -------------  -------------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock no par value.....................................................       --             --
  Class A common stock, no par value; 25,000,000 shares authorized; one vote per share; 9,389,357 and 9,391,627 shares issued and outstanding at December 31,
    1996 and 1997..................................................................       --             --
  Class B common stock, no par value; 100,000 shares authorized, issued and
    outstanding; 50 votes per share................................................       --             --
  Additional paid-in capital.......................................................     53,354,345     53,360,221
  Deferred compensation............................................................       (375,000)      (250,000)
  Accumulated deficit..............................................................    (25,291,556)   (42,650,594)
                                                                                     -------------  -------------
        Total shareholders' equity (deficit).......................................     27,687,789     10,459,627
                                                                                     -------------  -------------
        Total liabilities and shareholders' equity (deficit).......................  $  30,227,459  $  18,793,668
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                               INFONAUTICS, INC.

                    Consolidated Statements of Operations
             for the years ended December 31, 1995, 1996 and 1997

                                                                        1995            1996            1997
                                                                    -------------  --------------  --------------
Revenues..........................................................  $     447,936  $    1,441,651  $    6,831,731
                                                                    -------------  --------------  --------------
Cost and expenses:
  Cost of revenues................................................        282,022         822,745       2,641,198
  Customer support expenses.......................................        146,416         323,898         578,212
  Technical operations and development expenses...................      3,554,185       5,209,975       6,271,514
  Sales and marketing expenses....................................      1,978,913       6,141,962      10,674,468
  General and administrative expenses.............................      1,981,722       3,926,853       5,029,100
                                                                    -------------  --------------  --------------
        Total costs and expenses..................................      7,943,258      16,425,433      25,194,492
                                                                    -------------  --------------  --------------
Loss from operations..............................................     (7,495,322)    (14,983,782)    (18,362,761)

Interest and other income.........................................         14,465       1,197,562       1,044,204
Interest expense..................................................       --              --               (40,481)
                                                                    -------------  --------------  --------------
        Net loss..................................................  $  (7,480,857) $  (13,786,220) $  (17,359,038)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Loss per common share--basic and diluted..........................  $       (1.51) $        (1.61) $        (1.83)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Weighted average shares outstanding--basic and diluted............      4,940,000       8,549,800       9,491,600
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                               INFONAUTICS, INC.

    Consolidated Statements of Shareholders' Equity (Deficit)

                                              COMMON STOCK
                                          -----------------------                                    NOTES AND
                                   CLASS A               CLASS B        ADDITIONAL                     STOCK
                             --------------------   ------------------    PAID-IN     ACCUMULATED   SUBSCRIPTIONS
                              SHARES    PAR VALUE   SHARES   PAR VALUE    CAPITAL       DEFICIT     RECEIVABLES
                             ---------  ---------  --------  ---------  -----------  -------------  -------------
Balance at December 31,
  1994.....................  3,863,466      --      100,000       --    $ 4,102,708  $ (4,024,479)    $ (27,500)
Stock issued in exchange
  for notes................     82,666      --         --         --        304,000        --          (304,000)
Notes collected............      --         --         --         --          --           --            70,000
Sale of stock and warrant
  for cash.................  1,877,138      --         --         --      6,645,671        --             --
Exercise of warrant........     44,444      --         --         --         16,667        --             --
Shares issued in connection
  with employee stock
  purchase plan............     25,594      --         --         --         95,978        --           (95,978)
Shares issued in connection
  with services
  performed................     42,440      --         --         --        148,973        --             --
Net loss for the year......      --         --         --         --          --       (7,480,857)        --
                             ---------  ---------  --------  ---------  -----------  -------------  -------------
Balance at December 31,
  1995.....................  5,935,748      --      100,000       --     11,313,997   (11,505,336)     (357,478)
Sale of stock..............  3,451,086      --         --         --     41,526,095        --             --
Deferred compensation......      --         --         --         --        500,000        --             --
Amortization of deferred
  compensation.............      --         --         --         --          --           --             --
Notes collected............      --         --         --         --          --           --           357,478
Other......................      2,523      --         --         --         14,253        --             --
Net loss for the year......      --         --         --         --          --      (13,786,220)        --
                             ---------  ---------  --------  ---------  -----------  -------------  -------------
Balance at December 31,
  1996.....................  9,389,357      --      100,000       --     53,354,345   (25,291,556)        --
Amortization of deferred
  compensation.............      --         --         --         --          --           --             --
Other......................      2,270      --         --         --          5,876        --             --
Net loss for the year......      --         --         --         --          --      (17,359,038)        --
                             ---------  ---------  --------  ---------  -----------  -------------  -------------
Balance at December 31,
  1997.....................  9,391,627      --      100,000       --    $53,360,221  $(42,650,594)        --
                             ---------  ---------  --------  ---------  -----------  -------------  -------------
                             ---------  ---------  --------  ---------  -----------  -------------  -------------


                                                      TOTAL
                                                  SHAREHOLDERS'
                                  DEFERRED           EQUITY
                                COMPENSATION        (DEFICIT)
                                ------------      -------------
Balance at December 31,
  1994.....................          --            $     50,729
Stock issued in exchange
  for notes................          --                  --
Notes collected............          --                  70,000
Sale of stock and warrant
  for cash.................          --               6,645,671
Exercise of warrant........          --                  16,687
Shares issued in connection
  with employee stock
  purchase plan............          --                  --
Shares issued in connection
  with services
  performed................          --                 148,973
Net loss for the year......          --              (7,480,857)
                                ------------      -------------
Balance at December 31,
  1995.....................          --                (548,817)
Sale of stock..............          --              41,526,095
Deferred compensation......      $(500,000)              --
Amortization of deferred
  compensation.............        125,000              125,000
Notes collected............          --                 357,478
Other......................          --                  14,253
Net loss for the year......          --             (13,786,220)
                                ------------      -------------
Balance at December 31,
  1996.....................       (375,000)          27,687,789
Amortization of deferred
  compensation.............        125,000              125,000
Other......................          --                   5,876
Net loss for the year......          --             (17,359,038)
                                ------------      -------------
Balance at December 31,
  1997.....................      $(250,000)        $ 10,459,627
                                ------------      -------------
                                ------------      -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                 INFONAUTICS, INC.
                       Consolidated Statements of Cash Flows
                for the years ended December 31, 1995, 1996 and 1997

                                                                        1995            1996            1997
                                                                    -------------  --------------  --------------
Cash flows from operating activities:
  Net loss........................................................  $  (7,480,857) $  (13,786,220) $  (17,359,038)
  Adjustments to reconcile net loss to cash provided by (used in)
    operating activities:
    Depreciation and amortization.................................        246,854         487,780       1,096,353
    Common stock issued for services..............................        148,973        --              --
    Provision for losses on accounts receivable...................       --                48,799          86,181
    Amortization of deferred compensation.........................       --               125,000         125,000
    Changes in operating assets and liabilities:
      Receivables:
        Trade.....................................................       (125,345)       (296,963)       (385,024)
        Other.....................................................       (250,000)        187,594         (35,356)
      Prepaid and other assets....................................        (86,636)       (462,278)       (168,733)
      Accounts payable............................................        591,828         443,452         (19,384)
      Accrued expenses............................................        568,395      (1,091,064)      1,322,940
      Accrued royalties...........................................        133,627          90,812         450,284
      Deferred revenue............................................        480,000         296,129       2,173,905
                                                                    -------------  --------------  --------------
          Net cash used in operating activities...................     (5,773,161)    (13,956,959)    (12,712,872)
                                                                    -------------  --------------  --------------
Cash flows from investing activities:
  Purchases of property and equipment.............................       (690,016)     (1,372,825)     (2,321,326)
  Purchases of short-term investments.............................       --           (11,546,956)    (22,086,548)
  Purchases of long-term investments..............................       --              --              (600,000)
  Proceeds from maturity of short-term investments................       --               232,000      23,306,000
                                                                    -------------  --------------  --------------
          Net cash used in investing activities...................       (690,016)    (12,687,781)     (1,701,874)
                                                                    -------------  --------------  --------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrant..........      6,715,671      42,027,826           5,876
  Proceeds from sale--leaseback of equipment......................                                        766,504
  Proceeds from exercise of common stock and warrant..............         16,667        --              --
  Payments on capital lease obligations...........................       --              --               (64,860)
  Payments under note payable--funding agreement..................         (8,015)       (232,437)       --
  Proceeds from long-term borrowings and note payable.............         31,000        --              --
  Loans to officer................................................        (48,500)        (48,500)        (55,000)
                                                                    -------------  --------------  --------------
          Net cash provided by financing activities...............      6,706,823      41,746,889         652,520

Net increase (decrease) in cash and cash equivalents..............        243,646      15,102,149     (13,762,226)
Cash and cash equivalents, beginning of period....................        718,364         962,010      16,064,159
                                                                    -------------  --------------  --------------
Cash and cash equivalents, end of period..........................  $     962,010  $   16,064,159  $    2,301,933
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Supplemental disclosure of cash flow information and noncash investing and financing activities:
  Cash paid for interest expense..................................  $       8,410  $       58,916  $       27,378
  Noncash items:
    Issuance of stock for note and subscription receivable........  $     304,000        --              --
    Equipment capital leases......................................       --              --        $      766,504

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                               INFONAUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

    Infonautics, Inc. (the "Company" or "Infonautics") provides online information services for the educational and end-user markets, formerly referred to as the institutional and consumer markets, and provides content management and custom archive services for publishers of content and business information. The Company's online reference service, Electric Library, is available to end-users through the Internet and consumer online services, and is marketed to schools, libraries and other educational institutions. Additionally, the Company markets content management and custom archive services that combine the Company's core technology, operating environment and optional services (business and management functions), to provide digital archives on the Internet and/or intranets.

    On May 3, 1996, the Company completed an initial public offering (IPO) of its Class A Common Stock in which 2,250,000 shares of common stock were issued (see Note 6).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of Consolidation:

    The consolidated financial statements include the accounts of Infonautics, Inc. and its wholly-owned subsidiaries (collectively, the Company). All intercompany balances and transactions have been eliminated.

    Use of Estimates in the Preparation of Financial Statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

    Cash and Cash Equivalents:

    The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 1997, the Company has restricted cash of approximately $330,000. This amount consists of restricted U.S. Treasury notes held as collateral by a financial institution against letters of credit for leasing arrangements (see Note 9).

    Investments:

    All the Company's investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such investments are stated at market value, and unrealized gains and losses on such securities are reflected in shareholders' equity (deficit). The Company uses the specific identification method to determine the cost of securities sold.

    Depreciation and Amortization:

    Depreciation is provided over the estimated useful lives of the related assets. The Company defines useful lives as three years for computer equipment, office equipment, leasehold improvements and purchased software and seven years for furniture and fixtures on a straight-line basis. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Capital leases are amortized over the shorter of the life of the asset or the term of the respective lease, which range from two years to two and one-half years.

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

    Advertising Costs:

    Advertising costs, included in sales and marketing expenses, are expensed over the period the advertising takes place. Advertising expense was $617,664, $2,374,997, and $2,450,904, respectively, for the years ended
December 31, 1995, 1996 and 1997.

    Subscriber Acquisition Costs:

    New subscriber acquisitions costs, primarily in sales and marketing expenses, are expensed as incurred. These costs relate directly to new customer solicitations and include the Company's direct costs of acquiring new customers, including the cost of providing trial subscriptions free of charge. Costs associated with renewal of current customers are also expensed as incurred.

    Stock Based Compensation:

    Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock and amortized over the vesting period. See Note 6.

    Revenue Recognition:

    Revenues from consumer subscriptions and customer billing services are recognized in the month the service is provided. Those subscriptions sold through remarketers are recognized net of the related fees. Revenue from integration services are recognized upon customer acceptance. Revenues from subscription agreements are deferred and recognized over the term of the respective agreement as service is provided. Revenues from licensing contracts are recognized when delivery and services related to the license agreement are complete. Costs incurred with the procurement of subscriptions and the delivery of the service are expensed as incurred.

    Payments received in advance of providing services or for a long-term license are deferred until the period such services are provided.

    At December 31, 1997, included in accounts receivable and deferred revenue was $1,070,000 representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized.

    Cost of Revenue:

    Cost of revenues include royalties payable to content, hardware, software, and telecommunications providers, as well as certain content preparation and network costs.

    Income Taxes:

    The Company has incurred losses since inception; therefore, there was no provision for taxes in the Company's statements of operations. Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

    Deferred tax liabilities or assets at the end of each period are determined using the tax rate enacted under the current tax law. The measurement of net deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.

    Concentration of Credit Risk:

    Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, investments and trade accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. Company policy is designed to limit exposure with any one institution. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

    Trade receivables consist of receivables from remarketers and a diversified base of consumers and institutions. The Company performs ongoing credit evaluations of its remarketers. Concentrations of credit risk with respect to the remaining trade receivables are limited due to the diversified customer base. The Company generally requires no collateral from its customers. In 1997, there were no significant revenues or receivables from any one customer or remarketer. In 1996, one customer and two remarketers aggregated approximately 62% of revenues and approximately 59% of trade accounts receivable. In 1995, all revenues were from one remarketer.

    Vulnerability Due to Certain Concentrations:

    The Company markets Electric Library through the Internet to consumers and through direct sales and remarketer arrangements to educational markets.

    The major components of the basic search software used by the Company are licensed from a single supplier.

    The Company is dependent upon various content providers, including publishers, to provide content for use in the Company's reference services.

    Basic and Diluted EPS:

    The Company has restated its prior period EPS, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share
(EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of EPS, as the effect would be anti-dilutive.

    Basic and diluted EPS are equal, as common stock equivalents are not included as inclusion of such shares would have an anti-dilutive effect.

3. INVESTMENTS:

    The estimated fair value of investments, which approximate cost, are as follows at December 31, 1996 and 1997:

                                                  1996           1997
                                              -------------  -------------
Available for sale:
Commercial paper............................  $   4,369,176  $   3,981,661
Corporate bonds.............................      6,945,780      6,713,843
                                              -------------  -------------
Total available for sale....................  $  11,314,956  $  10,695,504
                                              -------------  -------------
                                              -------------  -------------

    At December 31, 1997, investments contractually mature within one year, except for $600,000 which matures June 1999.

4. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following at December 31, 1996 and 1997:

                                                        1996          1997
                                                    ------------  ------------
Property and equipment:
  Computer equipment..............................  $  1,286,966  $  1,883,237
  Office equipment................................       356,636       790,724
  Furniture and fixtures..........................       505,524       760,905
  Leasehold improvements..........................       212,862       336,806
  Purchased software..............................       171,771       229,049
Capital leases:
  Equipment.......................................       --            766,504
                                                    ------------  ------------
                                                       2,533,759     4,767,225
Less accumulated depreciation and amortization:
  Property and equipment..........................      (832,453)   (1,656,691)
  Capital leases..................................       --            (90,626)
                                                    ------------  ------------
Property and equipment, net.......................  $  1,701,306  $  3,019,908
                                                    ------------  ------------
                                                    ------------  ------------

    Depreciation expense was approximately $247,000 in 1995, $529,000 in 1996 and $1,005,700 in 1997. Amortization expense was approximately $91,000 in 1997.

5. INCOME TAXES:

    The significant components of deferred tax assets at December 31, 1996 and 1997 are as follows:

                                                       1996          1997
                                                   ------------  -------------
Federal tax loss carryforward....................  $  8,071,000  $  12,450,000
State tax loss carryforward......................       147,000        132,000
Accrual to cash basis difference.................       352,000      1,929,000
Research and experimentation credit..............       335,000        710,000
                                                   ------------  -------------
                                                      8,905,000     15,221,000
Less: valuation allowance........................    (8,905,000)   (15,221,000)
                                                   ------------  -------------
                                                        --             --
                                                   ------------  -------------
                                                   ------------  -------------

    A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the realizability of the asset.

    At December 31, 1997, the Company had a net operating loss carryforward of approximately $36,749,000 for federal tax purposes, with $225,000 expiring in 2008, $2,819,000 expiring in 2009, $6,089,000 expiring in 2010,
$14,749,000 expiring in 2011, and $12,867,000 expiring in 2012, if not utilized. The net operating loss carryforward for state tax purposes is $2,000,000, of which $1,000,000 expires in 1999 and $1,000,000 expires in
2000. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The Company also has research and experimentation credit carryforwards of approximately $710,000, with $96,000 expiring in 2009, $72,000 expiring in 2010, $168,000 expiring in 2011 and $374,000 expiring in 2012. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership.

6. SHAREHOLDERS' EQUITY (DEFICIT):

    An officer and director of the Company is the holder of all 100,000 outstanding shares of Class B Common Stock. The shares of Class B Common Stock may be converted at any time by the holder of such shares into shares of Class A Common Stock on a one-for-one basis.

    The Company issued 31,440 shares of Class A Common Stock in consideration for $111,848 of administrative and consulting services in 1995. The Company also issued 11,000 shares of Class A Common Stock in connection with a consulting contract and charged such issuances to development expenses in 1995.

    In 1995, the Company sold 400,000 shares of Class A Common Stock and a warrant to purchase 44,444 additional shares of Class A Common Stock. During 1995, the warrant was exercised. The total amount received, including exercise of the warrants, was $1,516,667. In October 1995, the Company entered into an agreement with a company of which an officer/shareholder is the president, for the sale of 66,666 shares of Class A Common Stock at $3.75 per share. The Company received a note for $250,000, with interest at 6% per annum. The note was paid in February 1996.

    In February 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock, which converted to Class A Common Stock at the IPO, with proceeds to the Company of approximately $12.9 million, which is net of approximately $0.8 million of offering expenses. In April 1996, the Company issued 2,250,000 shares of Class A Common Stock at a price of $14.00 per share in the initial public offering. Proceeds to the Company were $28.7 million, net of approximately $2.8 million of offering expenses.

PREFERRED STOCK:

    The Company is authorized to issue 1,250,000 shares of preferred stock with no par value per share, none of which is outstanding.

    Stock Options:

    In February 1996, the Company adopted the 1996 Equity Compensation Plan ("1996 Plan"). Concurrently, the 1994 Omnibus Stock Plan ("1994 Plan") was amended and restated. Both plans provide for the granting of stock options to officers, directors, employees and consultants. Grants under both plans may consist of options intended to qualify as incentive stock options ("ISOs"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). In addition, under the 1996 Plan, grants may also consist of grants of restricted stock, stock appreciation rights ("SARs"), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1994 Plan authorizes up to 1,100,000 shares of Class A Common Stock. In April 1997, the board of directors approved an increase in the number of authorized shares for issuance under the 1996 Plan from 500,000 to 1,000,000 shares of Class A Common Stock.

    The Plans are administered by a committee of the board of directors. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISOs, in certain instances, may not exceed five years. The options granted under both plans in general vest ratably over a four-year period from the date of grant, except for options granted to any directors which vest when granted.

    Compensation expense of approximately $500,000 is being recognized, over the four-year vesting period for certain options which were granted in 1995, to acquire 80,600 shares of Class A Common Stock. Compensation expense of $125,000 was recognized in 1996 and 1997.

                               INFONAUTICS, INC.

6. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)

    Stock Options, continued:

    If compensation cost had been determined based on the fair value of the options at the grant dates for those options for which no compensation cost has been recognized, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss and loss per share would have been:

                                                      1995            1996            1997
                                                  -------------  --------------  --------------
Net loss........................  As reported    $  (7,480,857) $  (13,786,220) $  (17,359,038)
                                  Proforma          (7,492,000)    (14,954,000)    (18,564,000)
Loss per share..................  As reported            (1.51)          (1.61)          (1.83)
                                  Proforma               (1.51)          (1.75)          (1.96)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: expected volatility of 75% percent; risk-free interest rates of 6.28 percent, 6.71 percent, and 6.48 percent; and expected lives of 5 years.

    A summary of the Company's stock options plans are presented below:

                                                                 1995                    1996                     1997
                                                        ----------------------  -----------------------  -----------------------
                                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                     AVERAGE                  AVERAGE                  AVERAGE
                                                                    EXERCISE                 EXERCISE                 EXERCISE
                                                         SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                        ---------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year......................    353,450   $    2.66      739,850   $    3.08    1,331,730   $    7.20
Granted...............................................    437,450        3.58      721,030       11.05      536,600        2.00
Exercised.............................................     --          --           (1,413)       2.22       (5,150)       2.62
Expired/canceled......................................    (51,050)       2.43     (127,737)       8.25     (132,850)       3.59
                                                        ---------               ----------               ----------
Outstanding at end of year............................    739,850        3.08    1,331,730        7.20    1,730,330        5.77
                                                        ---------               ----------               ----------
                                                        ---------               ----------               ----------
Weighted-average fair value of options granted during
  year................................................              $    3.98                $    7.42                $    1.31

                               INFONAUTICS, INC.

    Stock Options, continued:

    The following table summarizes information about the stock options outstanding as of December 31, 1997:

                         STOCK OPTIONS OUTSTANDING        STOCK OPTIONS EXERCISABLE
                   -------------------------------------  --------------------------
                     NUMBER      WEIGHTED-                  NUMBER
                   OUTSTANDING    AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                       AT        REMAINING     AVERAGE        AT          AVERAGE
    RANGE OF        DECEMBER    CONTRACTUAL   EXERCISE     DECEMBER      EXERCISE
 EXERCISE PRICES    31, 1997       LIFE         PRICE      31, 1997        PRICE
-----------------  -----------  -----------  -----------  -----------  -------------
1.750--2.625.....     760,750    3.8 years    $    2.07      204,085     $    2.15
3.000--4.000.....     426,100    3.5 years         3.70      182,350          3.73
6.000--6.500.....      72,280    3.6 years         6.38       18,070          6.38
11.500--14.000...     471,200    3.2 years        13.52      117,800         13.52
                   -----------                            -----------
                    1,730,330    3.6 years         5.77      522,305         5.41
                   -----------                            -----------
                   -----------                            -----------

7. EMPLOYEE BENEFIT PLAN:

    In 1995, the Company established a defined contribution 401(k) retirement plan covering substantially all its employees. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution up to 15% of an employee's annual compensation; however, no contributions were made by the Company through December 31, 1997.

8. RELATED PARTY TRANSACTIONS:

    The Company entered into, and subsequently amended, consulting agreements with two of its directors and shareholders during 1994 through 1997. The individuals entered into stock subscription agreements to purchase 28,504 and 16,000 shares of Class A Common Stock in 1994 and 1995, respectively, in an aggregate amount of $60,000 and $54,000, respectively. Included in the notes and stock subscription receivables balance in shareholders' equity (deficit) at December 31, 1995 was $11,500 due under these agreements which were paid in full during 1996. Consulting expense of $124,000, $74,000, and $72,000 was recognized under these agreements, in each of the years ended December 31, 1995, 1996, and 1997, respectively.

                               INFONAUTICS, INC.

    In 1997, the Company loaned $25,000 and $30,000 to two officers bearing interest rates of 5.78% and 6.23%, respectively. As of December 31, 1997, no payments had been received on these balances. The outstanding balances, which amount to $56,635 are included in Accounts Receivable, Other.

9. COMMITMENTS AND CONTINGENCIES:

    Letters of Credit:

    The Company had outstanding irrevocable letters of credit in the amount of $235,000 at December 31, 1997. These letters of credit, which expire on January 1, 1999 and March 31, 2000, collateralize the Company's obligations to third parties under certain agreements and leasing arrangements. The fair value of the letters of credit approximates contract values based on the nature of the estimated costs to settle these obligations.

    Liquidity:

    The rate of use by the Company of its cash resources will depend on numerous factors, including the rate of increase in subscribers, and educational and content management contracts. The Company may change its planned expenditures, or take other cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved.

    Royalty/License Agreements:

    The Company has entered into certain agreements to license the use of hardware, software and content which provide for a royalty pool and license payments aggregating up to 43% of subscription revenue from Homework Helper and Electric Library. Additionally, certain content providers are under a contract which provides for certain minimum amount royalty pool of $825,000 for the period ended July 1, 1997 through June 30, 1998. Those participating content providers may receive an additional royalty amount equal to their percentage of usage for all content providers multiplied by any shortfall to the minimum on an annual basis.

    The agreement to license certain software provides for payment of up to 12.5% of revenues for sublicensing the software to content management and custom archive customers.

    Subsequent to year-end, the agreement to license certain software was amended to provide for a twelve year license for $250,000, payable in installments during 1998 and 1999, replacing the 12.5% royalty payment for content management and custom archive revenue and 1.5% royalty on subscription revenues (which was included in the 43% described above).

                               INFONAUTICS, INC.

    Other Agreements:

    In 1994, the Company entered into an exclusive agreement, with a right of first refusal, with a computer company whereby certain computer hardware systems will be supplied by the equipment manufacturer through February 1999. In return for providing all computer systems required to operate and support Homework Helper and Electric Library, the supplier receives a certain percentage of the Company's revenue from subscriptions. During 1997, this agreement was converted into an eighteen month operating lease agreement.

    In 1992, certain shareholders entered into an agreement with the corporation that had been developing Homework Helper. This agreement provided for the assignment to the Company of all rights in and to Homework Helper in exchange for quarterly payments equal to 3% of the Company's revenue for a term of up to eight years, expiring in October 2000, with a maximum cumulative amount of $1,200,000. At the end of the eight-year term the difference between the aggregate amount paid and $1,200,000 may (unless paid by the Company at such time) be converted to equity at a discount of 20% of the then market rate.

    Separate agreements with two key officers provide for payment equal to 3.15% of the Company's net income, as defined in the agreements, commencing in 1998, and continuing until 2091. Subsequent to December 31, 1997, an agreement with one of the officers was terminated.

    In February 1998, the Company entered into an agreement with the Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he will resign as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company that will pursue the Company's Electric Schoolhouse project. Pursuant to the terms of the agreement, the Company will transfer to the new entity all of the Company's rights in certain trademarks, trademark applications, domain names and tangible Electric Schoolhouse materials, along with certain other rights to non-Electric Schoolhouse materials and concepts and, in return, the Company will receive a 10% equity interest in the new company. The Company also will enter into a remarketing agreement with the new entity for a version of the Electric Library service, containing a portion of the Company's content collection. In addition, pursuant to the terms of the agreement, his employment and royalty agreements with the Company will terminate upon the issuance by the Company to him of 125,000 shares of Class A Common Stock, one option will be canceled and he will be granted a new option at the same exercise price with an extended termination, and another option will be amended to accelerate the vesting of such option.

    It is anticipated that the transactions contemplated by the agreement will be completed in the first half of 1998 resulting in a charge of approximately $700,000.

                               INFONAUTICS, INC.

    Marketing Agreement:

    The Company received $500,000 as consideration for limited exclusivity contained in a marketing agreement with a software company. A director of the Company is also a director of the licensee. During 1997, the period of exclusivity ended and the Company had no further obligation. Accordingly, the $500,000 was recognized as revenue.

    Service Agreement:

    The Company has a commitment to purchase data conversion services in 1998 for $180,000.

    Leases:

    During 1997, the Company secured a $1,000,000 revolving lease line, of which approximately $230,000 remains available through September 30, 1998, collateralized by substantially all the Company's property and equipment and receivables. Under this arrangement, the Company sold $766,504 of equipment purchased in the first half of 1997, at its net book value which approximated fair market value, to the lessor, and leased back the equipment.

    The leases are classified as capital leases. The equipment has original lease terms ranging from 24 to 30 months, with a fair value purchase option at the end of each lease term. Leased equipment is included in property and equipment (see Note 4).
                                       F-19

                               INFONAUTICS, INC.

9. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

    Leases, continued:

    The Company leases its facilities and certain other equipment under agreements classified as operating leases expiring through 2002. Future minimum payments as of December 31, 1997, by year and in the aggregate, under these noncancelable capital leases and operating leases for each fiscal year ended December 31 are as follows:

                                                                   CAPITAL      OPERATING
                                                                    LEASES       LEASES
                                                                  ----------  ------------
1998..........................................................    $421,363    $2,267,000
1999..........................................................     407,846     1,587,000
2000..........................................................      49,644       751,000
2001..........................................................      --           286,000
2002..........................................................      --           130,000
Thereafter....................................................      --
                                                                  --------    ----------
Total minimum lease payments..................................     878,853    $5,021,000
                                                                  --------    ----------
                                                                  --------    ----------
Amount representing interest..................................     177,208
                                                                  --------
Present value of net minimum payments.........................     701,645
Current portion...............................................     297,538
                                                                  --------
                                                                  $404,107
                                                                  --------
                                                                  --------

                               INFONAUTICS, INC.

              Schedule II : Valuation and Qualifying Accounts

                  COLUMN A                      COLUMN B             COLUMN C                COLUMN D      COLUMN E
--------------------------------------------  ------------  -----------------------------  ------------  -------------
                                                                            CHARGED TO
                                               BALANCE AT    CHARGED TO        OTHER
                                               BEGINNING     COSTS AND      ACCOUNTS -     DEDUCTIONS -   BALANCE AT
                DESCRIPTION                    OF PERIOD      EXPENSES       DESCRIBE        DESCRIBE    END OF PERIOD
--------------------------------------------  ------------  ------------  ---------------  ------------  -------------
Valuation allowances for deferred tax asset
  1997......................................  $  8,905,000  $  6,316,000        --              --       $  15,221,000
  1996......................................     4,292,000     4,613,000        --              --           8,905,000
  1995......................................     1,687,850     2,604,150        --              --           4,292,000
Allowance for doubtful accounts
  1997......................................  $     31,590  $     86,181        --          $   85,205   $      32,566
  1996......................................       --             48,799        --              17,209          31,590
  1995......................................       --            --             --              --            --

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INFONAUTICS, INC.

Date: March 30, 1998

                                     By:  /s/ David Van Riper Morris
                                          --------------------------
                                          David Van Riper Morris
                                          President and Chief Operating Officer


                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Each person whose signature appears below in so signing also makes, constitutes and appoints Ronald A. Berg his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report and in each case to file the same, with all exhibits thereto and other documents in connection therewith and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.


Name                                   Capacity                            Date

/s/ David Van Riper Morris             Principal                           March 30, 1998
--------------------------             Executive Officer
David Van Riper Morris

/s/ Ronald A. Berg                     Principal Financial and             March 30, 1998
--------------------------             Accounting Officer
Ronald A. Berg

/s/ Israel J. Melman                   Director                            March 30, 1998
--------------------------
Israel J. Melman

/s/Howard L. Morgan                    Director                            March 30, 1998
--------------------------
Howard L. Morgan


/s/Lloyd N. Morrisett                  Director                            March 30, 1998
--------------------------
Lloyd N. Morrisett


/s/Barry Rubenstein                    Director                            March 30, 1998
---------------------------
Barry Rubenstein

/s/Marvin I. Weinberger                Director                            March 30, 1998
---------------------------
Marvin I. Weinberger

/s/Lester D. Wunderman                 Director                            March 30, 1998
---------------------------
Lester D. Wunderman

/s/ Michael Zisman                     Director                            March 30, 1998
---------------------------
Michael Zisman


                                  EXHIBIT INDEX


         10.10* **   Employment Agreement dated as of November 24, 1997
                     between Infonautics, Inc. and Gerard J. Lewis, Jr.

         10.25* Agreement of Lease dated June 14, 1994, as amended January 27, 1995, June 30, 1995, November 13, 1995, April 18, 1996,
                     May 22, 1996, April 14, 1997, September 19, 1997 and
                     November 17, 1997* between Infonautics, Inc. and West Valley Business Trust

         21*         Subsidiaries

         23*         Consent of Coopers & Lybrand L.L.P.

         24* Powers of Attorney (included as part of the signature page hereof)

         27.1*       Financial Data Schedule

         27.2*       Financial Data Schedule (Restated)

         27.3*       Financial Data Schedule (Restated)
         ------------------------

         *      Filed herewith.

         ** Compensation plans and arrangements for executive officers and others.