Form 10-Q
period 1998-03-31
INFONAUTICS INC
filed 1998-05-15
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-28284

                                INFONAUTICS, INC.
             (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2707366
             ------------                              ----------
     (State or other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)

                900 West Valley Road, Suite 400, Wayne, Pa 19087
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 971-8840
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X        No
                                                    -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at March 31, 1998
                  -----                      -----------------------------
  Class A Common Stock, no par value                   9,516,927
  Class B Common Stock, no par value                     100,000


                                  INFONAUTICS, INC.

                                        INDEX

                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets as of March 31,
      1998 (unaudited) and December 31, 1997                                3

    Consolidated Statements of Operations (unaudited) for the
      three months ended March 31, 1998 and March 31, 1997                  4

    Consolidated Statements of Cash Flows (unaudited) for the
      three months ended March 31, 1998 and March 31, 1997                  5

    Notes to Consolidated Financial Statements                              6

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7-10

  Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                      10

PART II:  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 11


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                INFONAUTICS, INC.

                           Consolidated Balance Sheets


                                                                                          March 31,        December 31,
                                                                                            1998               1997
                                                                                     ----------------   ---------------
                                                                                           (unaudited)

                                             Assets
Current assets:

    Cash and cash equivalents...................................................     $      4,083,976     $   2,301,933
    Short-term investments......................................................            3,437,888        10,095,504
    Receivables:
      Trade, less allowance for doubtful accounts
        of $32,566 in 1998 and 1997.............................................            1,383,085         1,742,070
      Other ....................................................................              236,481           154,397
    Prepaid expenses and other assets...........................................            1,671,173           799,127
                                                                                     ----------------   ---------------
            Total current assets................................................           10,812,603        15,093,031
Property and equipment, net.....................................................            2,899,151         3,019,908
Long-term investments...........................................................               --               600,000
Prepaid and other assets........................................................              702,419            80,729
                                                                                     ----------------   ---------------
            Total assets........................................................     $     14,414,173   $    18,793,668
                                                                                     ----------------   ---------------
                                                                                     ----------------   ---------------
                            Liabilities and Shareholders' Equity(Deficit)

Current liabilities:
    Current portion of obligations under capital lease..........................         $    290,417   $       297,538
    Accounts payable............................................................              800,141         1,275,500
    Accrued expenses............................................................            2,110,862         1,642,421
    Accrued royalties...........................................................              791,639           674,723
    Deferred revenue............................................................            3,884,620         4,039,752
                                                                                     ----------------   ---------------
            Total current liabilities...........................................            7,877,679         7,929,934
Noncurrent portion of obligations under capital lease...........................              319,108           404,107
                                                                                     ----------------   ---------------
            Total liabilities...................................................            8,196,787         8,334,041
                                                                                     ----------------   ---------------
Commitments and contingencies

Shareholders' equity (deficit):
    Preferred stock, no par value...............................................              --                     --
    Class A common stock, no par value; 25,000,000
     shares authorized; one vote per share; 9,516,927
     and 9,391,627 shares issued and outstanding at
     March 31, 1998 and December 31, 1997.......................................              --                     --
    Class B common stock, no par value; 100,000 shares
     authorized, issued and outstanding; 50 votes per
     share......................................................................              --                     --
    Additional paid-in capital..................................................           53,758,746        53,360,221
    Deferred compensation.......................................................             (218,750)         (250,000)
    Accumulated deficit.........................................................          (47,322,610)      (42,650,594)
                                                                                     ----------------   ---------------
            Total shareholders' equity .........................................            6,217,386        10,459,627
                                                                                     ----------------   ---------------
            Total liabilities and shareholders' equity(deficit).................     $     14,414,173   $    18,793,668
                                                                                     ----------------   ---------------
                                                                                     ----------------   ---------------



             The accompanying notes are an integral part of these
                    consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Operations
                                   (unaudited)


                                                                                           Three months ended March 31,
                                                                                      --------------------------------------

                                                                                             1998                  1997
                                                                                      -----------------     ---------------
Revenues........................................................................      $       2,583,627     $       807,357
                                                                                      -----------------     ---------------
Costs and expenses:
     Cost of revenues...........................................................                876,263             453,195
     Customer support expenses..................................................                225,255             111,054
     Technical operations and development expenses..............................              1,784,480           1,377,282
     Sales and marketing expenses...............................................              2,960,545           2,889,412
     General and administrative expenses........................................              1,517,910           1,536,837
                                                                                      -----------------     ---------------
          Total costs and expenses..............................................              7,364,453           6,367,780
                                                                                      -----------------     ---------------
Loss from operations............................................................             (4,780,826)         (5,560,423)
Interest and other income.......................................................                147,690             334,324
Interest expense................................................................                (38,880)              --
                                                                                      -----------------     ---------------
          Net loss..............................................................          $  (4,672,016)      $  (5,226,099)
                                                                                      -----------------     ---------------
                                                                                      -----------------     ---------------
Loss per common share-basic and diluted.........................................          $        (.49)      $        (.56)
                                                                                      -----------------     ---------------
                                                                                      -----------------     ---------------

Weighted average shares outstanding-basic and diluted...........................              9,493,000           9,491,600
                                                                                      -----------------     ---------------
                                                                                      -----------------     ---------------


         The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Cash Flows

                                   (unaudited)


                                                                                      Three months ended March 31,
                                                                                      ------------------------------
                                                                                         1998              1997
                                                                                      -----------     --------------
Cash flows from operating activities:
  Net loss......................................................................     $ (4,672,016)    $ (5,226,099)
  Adjustments to reconcile net loss to cash provided by (used in) operating activities:
       Depreciation and amortization............................................          447,027          260,049
       Provision for losses on accounts receivable..............................             -              40,306
       Amortization of deferred compensation....................................           31,250           31,250
       Severance and related expenses...........................................          398,525              -
       Changes in operating assets and liabilities:
          Receivables:
            Trade...............................................................         123,673          (23,541)
            Other...............................................................         (82,084)          57,151
          Prepaid and other assets..............................................      (1,493,736)        (208,023)
          Accounts payable......................................................        (475,359)        (111,127)
          Accrued expenses......................................................         468,441          110,406
          Accrued royalties.....................................................         116,916           83,580
          Deferred revenue......................................................          80,180          225,067
                                                                                     -------------     ------------
                Net cash used in operating activities...........................       (5,057,183)      (4,760,981)
                                                                                     -------------     ------------
Cash flows from investing activities:
  Purchases of property and equipment...........................................         (326,270)        (347,708)
  Purchases of short-term investments...........................................       (2,926,384)       (5,797,094)
  Proceeds from maturity of investments.........................................       10,184,000        6,767,789
                                                                                     -------------     ------------
                Net cash provided by investing activities.......................        6,931,346          622,987
                                                                                     -------------     ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock....................................            --               5,876
  Payments on capital lease obligations.........................................          (92,120)           --
                                                                                     -------------     ------------
                Net cash provided by (used in) financing activities.............          (92,120)           5,876
                                                                                     -------------     ------------
                Net increase (decrease) in cash and cash equivalents............        1,782,043       (4,132,118)
Cash and cash equivalents, beginning of period..................................        2,301,933       16,064,159
                                                                                     -------------     ------------
Cash and cash equivalents, end of period........................................    $   4,083,976   $   11,932,041
                                                                                     -------------     ------------
                                                                                     -------------     ------------



            The accompanying notes are an integral part of these
                    consolidated financial statements.

                                INFONAUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

    The unaudited financial statements of Infonautics, Inc. (together with its subsidiaries, the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures in this Report are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

    The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2. Basic and Diluted EPS:

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," the company is required to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of EPS, as the effect would be anti-dilutive. Basic and diluted EPS are equal, as common stock equivalents are not included in the computation.

3. Related Party Transaction:

         Included in general and administrative expenses is a charge of approximately $500,000 for separation and related expenses for the completion of transactions pursuant to the terms of an agreement entered into in February 1998 with the Chairman of the Board, Chief Executive Officer and founder of the Company, under which he resigned as Chairman and Chief Executive Officer of the Company on March 31, 1998.

4.    Supplemental Disclosure of Cash Flow Information:

         At March 31, 1998, included in accounts receivable and deferred revenue was $891,000 representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized.

         Additional paid in capital of $351,625 and $46,900 was recorded for the issuance of 125,000 shares of common stock and the acceleration of vesting of 50,000 options, respectively, pursuant to the agreement described in Note 3.

 Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations

    This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "believe," "plan," "estimate," "expect," "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding changes in the amount of content available on the Company's services, the number of subscribers, gross margins, current and future expenses, future revenues, use of system resources and marketing efforts, growth and expansion plans, sales and marketing plans, increases in sales personnel, capital expenditures, effects of the agreement with America Online, Inc. (the "AOL Agreement") on the Company, seasonality, operating results, and the sufficiency of the Company's liquidity, including cash resources, and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's 1997 Annual Report on Form 10-K. The Company does not intend to update these cautionary statements. Financial information discussed in this report is rounded to the nearest thousand.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

REVENUES. Total revenues were $2,584,000 for the three months ended March 31, 1998, and $807,000 for the three months ended March 31, 1997.

Educational revenues accounted for $1,149,000 or 44% of revenue for the three months ended March 31, 1998 and $165,000 or 20% of revenue for the three months ended March 31, 1997. The Company had over 1,770 educational contracts at March 31, 1998, compared with approximately 1,440 at December 31, 1998 and 353 at March 31, 1997. The 1,770 contracts cover approximately 5,800 institutions.

End-user revenue accounted for $1,039,000 or 40% of revenue for the three months ended March 31, 1998 and $488,000 or 61% of revenue for the three months ended March 31, 1997. The Company had approximately 50,000 subscribers at March 31, 1998 compared to approximately 18,300 at March 31, 1997.

Content management and custom archive services revenue was $339,000 or 13% of revenue for the three months ended March 31, 1998 and $154,000 or 19% of revenue for the three months ended March 31, 1997. The Company had 10 archive customers at March 31, 1998 compared to 3 at March 31, 1997.

At March 31, 1998 the Company had deferred revenues of $3,885,000, down from $4,040,000 at December 31, 1997. The deferred revenues include revenue to be recognized from educational contracts, monthly and annual end-user subscriptions and contracted archive services. Deferred revenue at March 31, 1998 consists of $2.5 million related to educational subscriptions, $600,000 related to end-user subscriptions, $300,000 related to contracted archive services, as well as $400,000 related to Electric Library Canada.

COST OF REVENUES. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $876,000 for the three months ended March 31, 1998, compared to $453,000 for the three months ended March 31, 1997. Gross margins were 66% and 44%, for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of revenues for each period primarily reflects costs incurred to provide services to an increased number of users.
The improvement in gross margin as a percentage of revenues in 1998 was primarily due to the positive impact of the restructuring of certain agreements with hardware, software and content providers which occurred during 1997, and the early part of 1998, and a higher gross margin on content management contracts as the Company was able to spread its fixed costs over more contracts.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $225,000 for the three months ended March 31, 1998, compared to $111,000 for the three months ended March 31, 1997, representing an increase of 103%. As a percentage of revenue, customer support expenses were 9% in 1998 and 14% in 1997. The absolute dollar increase in 1998 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base, yet the customer support expenses as a percentage of revenues declined in 1998, as the staffing levels were able to support a greater number of users. The Company anticipates continuing to make increasing customer support expenditures as the number of subscribers increases.

TECHNICAL DEVELOPMENT AND OPERATIONS. Technical development and operation expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all of the Company's costs for technical operations and development have been expensed as incurred. Technical development and operation expenses were $1,784,000 for the three months ended March 31, 1998, compared to $1,377,000 for the three months ended March 31, 1997, representing an increase of 30%. The level of technical operations and development expenses will continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that any increases or decreases to the content or increases in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $2,961,000 for the three months ended March 31, 1998, compared to $2,889,000 for the three months ended March 31, 1997, a small incremental increase. During the last twelve months, end-user subscriber acquisition costs have decreased, which has been more than offset by an increase in the size of the educational sales and marketing staff. In 1998, the Company is continuing to focus its sales and marketing efforts towards those activities that are believed to generate increased sales and traffic. The Company anticipates a further increase in the size of its sales and marketing staff and expanding its direct sales force. Additionally, the Company will begin to amortize the payments made to AOL, over the period of the agreement, upon launch of the service which is expected in the second quarter of 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,518,000 for the three months ended March 31, 1998, compared to $1,537,000 for the three months ended March 31, 1997. Included in the three months ended March 31, 1998, was a one time charge of approximately $500,000 for separation and related costs in connection with the resignation of the Chairman of the Board, Chief Executive Officer and founder of the Company. General and administrative expenses have decreased in each of the last five quarters. The $1,018,000 (excluding the one time charge of $500,000) for the three months ended March 31, 1998 is $55,000 less than the last quarter of 1997. The Company anticipates that general and administrative expenses may increase in absolute dollar amounts but decline as a percentage of total revenues.

INTEREST INCOME, NET. Interest income, net of interest expense, was approximately $109,000 for the three months ended March 31, 1998, compared to $334,000 for the three months ended March 31, 1997. The decrease was primarily a result of the decrease in cash and investments. The Company also had interest expense of approximately $39,000 in 1998 from its obligation under capital lease. There was no interest expense in the three months ended March 31, 1997.

INCOME TAXES. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of approximately $7.5 million at March 31, 1998, compared to $13 million at December 31, 1997, a decrease of $5.5 million. The Company regularly invests excess funds in short-term money market funds, corporate bonds and commercial paper. The Company monitors its cash and investment balances regularly. The Company may, if necessary, take actions to reduce the use of cash and manage its cash consumption.

The Company used cash in operations of approximately $5.1 million for the three months ended March 31, 1998, compared with $4.8 million for the comparable period in 1997, due primarily to the net loss for the period.

Net cash provided by investing activities for the three months ended March 31, 1998 and March 31, 1997 was $6,931,000 and $623,000, respectively. Net cash used for capital expenditures was $326,000 and $348,000, respectively, for the three months ended March 31, 1998 and 1997. Net cash provided by investment purchases and proceeds was $7,258,000, net, and $971,000, net, for the three months ended March 31, 1998 and 1997.

The Company's principal commitments at March 31, 1998 consisted of commitments under royalty licenses and other agreements, as well as obligations under capital leases. In connection with the AOL agreement entered into during March 1998, the Company will pay AOL $4 million in placement fees, with $500,000 paid in March 1998, $500,000 paid in April 1998, and $500,000 due each quarter commencing approximately six months after the commercial launch, which is anticipated to be in the second quarter of 1998. The $500,000 paid at signing is included in prepaid expenses. The fees will be amortized on the straight-line basis, over the term of the two year agreement, commencing with the launch. In addition to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues, which will be expensed as incurred. Although the Company anticipates that the promotional placements resulting from this arrangement will increase subscriber numbers, and accordingly revenue, there can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company.

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. As of March 31, 1998, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of $1.7 million for the remaining period in 1998, a portion of which may be financed through equipment leases.

From time to time, the Company expects to evaluate the acquisition of products, businesses or technologies that complement the Company's business. As of the date of this report on Form 10-Q, the Company does not have any understandings, commitments or agreements with respect to any such material acquisition.

At March 31, 1998, the Company had available cash, cash equivalents and investments of approximately $7.5 million and working capital of approximately $2.9 million. The Company believes that its existing working capital and expected cash flows generated in 1998 should be sufficient to meet its capital and liquidity requirements for the next twelve months. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including the rate of increases in subscribers and educational and content management contracts. The Company will change its planned expenditures or take other cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. Additionally, the Company is currently considering additional financing and/or equity to supplement its working capital. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful, this could have a material adverse effect on the Company.

SEASONALITY

Management anticipates that growth rates in the third quarter, and part of the first quarter, are likely to reflect a seasonal element, given that little school related research work is done in July and August, and early January. Accordingly, results for those quarters may be affected by reduced levels of traffic on the Company's Internet sites and by customary subscriber cancellations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II.      OTHER INFORMATION

   Item 6.    Exhibits & Reports on Form 8-K

     (a) Exhibits

          10.1* - Interactive Marketing Agreement dated as of March 10, 1998 between Infonautics Corporation and America Online, Inc.

          10.2  -   Electric Schoolhouse Agreement dated as of February 12, 1998 between Infonautics, Inc. and Marvin I. Weinberger

          10.3  -   Amendment to Software License Agreement dated as of January
                    31, 1998 between Infonautics Corporation and Excalibur
                    Technologies Corporation

          27.0  -   Financial Data Schedule

    (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1998.

------------------------
     * Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Such portions are marked by the words "*Confidential Treatment Requested*."

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INFONAUTICS, INC.

Date: May 15, 1998                     /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer

Date: May 15, 1998                     /s/ Ronald A. Berg
                                        ----------------------------
                                       Ronald A. Berg
                                       Vice President-Finance and
                                       Administration, Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)

                                  EXHIBIT INDEX


          10.1* - Interactive Marketing Agreement dated as of March 10, 1998 between Infonautics Corporation and America Online, Inc.

          10.2  -   Electric Schoolhouse Agreement dated as of February 12, 1998 between Infonautics, Inc. and Marvin I. Weinberger

          10.3  -   Amendment to Software License Agreement dated as of January
                    31, 1998 between Infonautics Corporation and Excalibur
                    Technologies Corporation

          27.0  -   Financial Data Schedule

---------------------------
     * Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Such portions are marked by the words "*Confidential Treatment Requested*."