Form 10-Q
period 1998-06-30
INFONAUTICS INC
filed 1998-08-10
CIK 909494

                          SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                      FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998
                                                   --------------

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


                900 West Valley Road, Suite 1000, Wayne, Pa 19087
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 971-8840
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X              No
                                                -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at June 30, 1998
                  -----                      -----------------------------
  Class A Common Stock, no par value                   9,537,827
  Class B Common Stock, no par value                     100,000


                                  INFONAUTICS, INC.


                                        INDEX



                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of June 30,
      1998 (unaudited) and December 31, 1997                                3

    Consolidated Statements of Operations (unaudited) for the
      three months and six months ended June 30, 1998 and
         June 30, 1997                                                      4

    Consolidated Statements of Cash Flows (unaudited) for the
      six months ended June 30, 1998 and June 30, 1997                      5

    Notes to Consolidated Financial Statements                            6-7


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-12


PART II:  OTHER INFORMATION

  Item 2.  Changes in Securities                                           13

  Item 6.  Exhibits and Reports on Form 8-K                                14


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements




                                INFONAUTICS, INC.

                           Consolidated Balance Sheets


                                                                 June 30,       December 31,
                                                                 --------       ------------
                                                                   1998            1997
                                                                   ----            ----
                                                                (unaudited)

Assets
Current assets:
    Cash and cash equivalents.................................  $  1,476,728    $  2,301,933
    Short-term investments....................................     1,793,241      10,095,504
    Receivables:
      Trade, less allowance for doubtful accounts
      of  $57,566 in 1998 and $32,566 in 1997.................     2,781,975       1,742,070
      Other...................................................       639,265         154,397
    Prepaid expenses and other assets.........................     1,488,630         799,127
                                                                ------------    ------------
            Total current assets..............................     8,179,839      15,093,031
Property and equipment, net...................................     3,211,002       3,019,908
Long-term investments.........................................          --           600,000
Prepaid and other assets......................................       357,666          80,729
                                                                ------------    ------------
            Total assets......................................  $ 11,748,507    $ 18,793,668
                                                                ------------    ------------
                                                                ------------    ------------
Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of obligations under capital lease........  $    306,557    $    297,538
    Accounts payable..........................................     1,667,929       1,275,500
    Accrued expenses..........................................     2,154,387       1,642,421
    Accrued royalties.........................................       924,093         674,723
    Deferred revenue..........................................     4,946,676       4,039,752
                                                                ------------    ------------

            Total current liabilities.........................     9,999,642       7,929,934

Noncurrent portion of obligations under capital lease.........       229,385         404,107
                                                                ------------    ------------

            Total liabilities.................................    10,229,027       8,334,041
                                                                ------------    ------------
Commitments and contingencies
Shareholders' equity (deficit):
    Preferred stock, no par value                                       --              --
    Class A common stock, no par value; 25,000,000
     shares authorized; one vote per share; 9,537,827
     and 9,391,627 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively                  --              --
    Class B common stock, no par value; 100,000 shares
     authorized, issued and outstanding; 50 votes per
     share....................................................          --              --
    Additional paid-in capital................................    53,804,245      53,360,221
    Deferred compensation.....................................      (187,500)       (250,000)
    Accumulated deficit.......................................   (52,097,265)    (42,650,594)
                                                                ------------    ------------
            Total shareholders' equity (deficit)..............     1,519,480      10,459,627
                                                                ------------    ------------
            Total liabilities and shareholders' equity........  $ 11,748,507    $ 18,793,668
                                                                ------------    ------------
                                                                ------------    ------------



 The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Operations
                                   (unaudited)



                                                        Three months ended June 30,     Six months ended June 30,
                                                          1998               1997          1998              1997

Revenues .........................................   $  3,581,865    $  1,904,093    $  6,165,492    $  2,711,450
                                                        ---------       ---------       ---------       ---------
Costs and expenses:
     Cost of revenues ............................      1,050,807         617,079       1,927,070       1,070,274
     Customer support expenses ...................        256,797         146,993         482,051         258,047
     Technical operations and development expenses      2,051,671       1,473,012       3,836,151       2,850,294
     Sales and marketing expenses ................      3,932,495       2,804,160       6,893,041       5,693,572
     General and administrative expenses .........      1,100,542       1,274,206       2,618,451       2,811,043
                                                        ---------       ---------       ---------       ---------
          Total costs and expenses ...............      8,392,312       6,315,450      15,756,764      12,683,230
                                                        ---------       ---------       ---------       ---------
Loss from operations .............................     (4,810,447)     (4,411,357)     (9,591,272)     (9,971,780)
Interest income (expense), net ...................         35,791         272,415         144,601         606,739
                                                        ---------       ---------       ---------       ---------

          Net loss ...............................   $ (4,774,656)   $ (4,138,942)   $ (9,446,671)   $ (9,365,041)
                                                        ---------       ---------       ---------       ---------
                                                        ---------       ---------       ---------       ---------
Loss per common share- basic and diluted .........   $      (0.50)   $      (0.44)   $      (0.99)   $      (1.00)
                                                        ---------       ---------       ---------       ---------
                                                        ---------       ---------       ---------       ---------
Weighted average shares
    outstanding- basic and diluted ...............      9,634,000       9,492,000       9,564,000       9,492,000
                                                        ---------       ---------       ---------       ---------
                                                        ---------       ---------       ---------       ---------




The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements Of Cash Flows
                                   (unaudited)


                                                                       Six months ended June 30,
                                                                         1998            1997
                                                                         ----            ----

Cash flows from operating activities:
  Net loss ......................................................   $ (9,446,671)   $ (9,365,041)
  Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
       Depreciation and amortization ............................        775,080         425,821
       Provision for losses on accounts receivable ..............         25,000          85,976
       Amortization of deferred compensation ....................         62,500          62,500
       Severance and related expenses ...........................        398,525            --
       Changes in operating assets and liabilities:
         Receivables:
           Trade ................................................       (457,598)       (506,377)
           Other ................................................       (484,868)         62,406
         Prepaid and other assets ...............................       (966,440)       (434,531)
         Accounts payable .......................................        192,429         (43,763)
         Accrued expenses .......................................        511,966         356,145
         Accrued royalties ......................................        249,370         200,355
         Deferred revenue .......................................        299,617         518,263
                                                                    ------------    ------------
            Net cash used in operating activities ...............     (8,841,090)     (8,638,246)
                                                                    ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment ...........................       (766,175)     (1,537,313)
  Purchases of short-term investments ...........................     (7,284,487)     (9,118,565)
  Proceeds from maturity of short-term investments ..............     16,186,750      10,440,000
                                                                    ------------    ------------
            Net cash provided by (used in) investing activities .      8,136,088        (215,878)
                                                                    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ....................         45,499           5,876
  Payments on capital lease obligations .........................       (165,702)           --
                                                                    ------------    ------------
            Net cash provided by (used in) financing activities .       (120,203)          5,876
                                                                    ------------    ------------
Net decrease in cash and cash equivalents .......................       (825,205)     (8,848,248)
Cash and cash equivalents, beginning of period ..................      2,301,933      16,064,159
                                                                    ------------    ------------
Cash and cash equivalents, end of period ........................   $  1,476,728    $  7,215,911
                                                                    ------------    ------------
                                                                    ------------    ------------




The accompanying notes are an integral part of these consolidated financial statements.

                                  INFONAUTICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The unaudited consolidated financial statements of Infonautics, Inc. (together with its subsidiaries, the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

    The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2. Basic and Diluted EPS:

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," the Company is required to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options; however, entities with a net loss do not include common stock equivalents in the computation of diluted earnings per share, as the effect would be anti-dilutive. Accordingly, basic and diluted EPS are equal.

3. Related Party Transaction:

         Included in general and administrative expenses for the six months ended June 30, 1998 is a charge of approximately $500,000 for separation and related expenses for the completion of transactions pursuant to the terms of an agreement entered into in February 1998 with the former Chairman of the Board, Chief Executive Officer and founder of the Company, under which he resigned as Chairman and Chief Executive Officer of the Company on March 31, 1998.
         Additionally, an amount of approximately $320,000 is included in other receivables at June 30, 1998, for costs to be reimbursed by a newly formed company which the former Chairman and Chief Executive Officer is currently the Chief Executive Officer of, pursuant to the agreement discussed above.

4.    Supplemental Disclosure of Cash Flow Information:

         At June 30, 1998, included in accounts receivable and deferred revenue was approximately $1.7 million representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized as income.

         Additional paid in capital of $351,625 and $46,900 were recorded as of March 31, 1998 for the issuance of 125,000 shares of common stock and the acceleration of vesting of 50,000 options, respectively, pursuant to the agreement described in Note 3.

5.  Comprehensive Income:

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. The Company has not had foreign currency translation adjustments to date.


6.  Subsequent Event- Private Placement:

         On July 22, 1998, the Company issued 3,000 shares of Series A convertible Preferred Stock with a stated value of $1,000 per share (the "Series A Preferred Stock") and warrants with a term of five years to purchase 200,000 shares of Common Stock resulting in net proceeds, after expenses, of approximately $2,940,000.

         The Series A Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum of the stated value from the date of issuance of the Series A Preferred Stock, divided by the Conversion Price, calculated in accordance with the terms of the agreement.

         The Series A Preferred Stock is convertible at the option of the holders subject to limits on the number of shares they can convert at any one time. Subject to the terms of the agreement, certain of which may permit earlier conversion, prior to January 22, 1999, the Series A Preferred Stock may not be converted. Unless the trading price of the Common Stock on Nasdaq on the date of conversion meets certain amounts calculated as per the agreement, the following limits apply to conversion: beginning on January 23, 1999, each holder of Series A Preferred Stock may convert up to 25% of its initial holding of Series A Preferred Stock into Common Stock; beginning on February 23, 1999, it may convert up to 50% of its initial holding into Common Stock; beginning on March 23, 1999, it may convert up to 75% of its initial holding; beginning on April 23, 1999, it may convert up to 100% of its initial holding. Any Series A Preferred Stock issued and outstanding on July 22, 2001 is automatically converted into common stock on that date (as such date may be delayed on the terms of the agreement).

         The exercise price of the warrants issued at the initial closing is equal to $5.15 per share for half of the warrants, and for the other half, 130% of the average closing bid price of the Company's Common Stock during specified periods.

         In addition, the Company has the option to issue, to the same Series A Preferred Stockholders, up to 2,000 additional shares of Series A Preferred Stock and similar warrants for $2,000,000 subject to satisfaction of certain conditions.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations


    This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "believe," "plan," "estimate," "expect," and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding changes in the amount of content available on the Company's services, the number of subscribers, gross margins, current and future expenses, future revenues, use of system resources and marketing efforts, growth and expansion plans, sales and marketing plans, increases in sales personnel, capital expenditures, effects of the agreement with America Online, Inc. (the "AOL Agreement") on the Company, seasonality, operating results, and the sufficiency of the Company's liquidity, including cash resources, and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's 1997 Annual Report on Form 10-K. The Company does not intend to update these cautionary statements or any forward looking statements. Financial information discussed in this report is rounded to the nearest thousand.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997, AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997


REVENUES. Total revenues were $3,582,000 for the three months ended June 30, 1998, and $1,904,000 for the three months ended June 30, 1997. Total revenues were $6,165,000 for the six months ended June 30, 1998 compared to $2,711,000 for the six months ended June 30, 1997.

Educational revenues accounted for $1,462,000 or 41% of revenue for the three months ended June 30, 1998 and $336,000 or 18% of revenue for the three months ended June 30, 1997. Total educational revenues were $2,611,000 for the six months ended June 30, 1998 compared to $501,000 for the six months ended June 30, 1997. The Company had over 2,400 educational contracts at June 30, 1998, compared with approximately 1,440 at December 31, 1997 and 362 at June 30, 1997. The 2,400 contracts cover approximately 6,800 institutions.

End-user revenue accounted for $1,138,000 or 32% of revenue for the three months ended June 30, 1998 and $846,000 or 44% of revenue for the three months ended June 30, 1997. Total end-user revenues were $2,178,000 for the six months ended June 30, 1998 compared to $1,334,000 for the six months ended June 30, 1997. The Company had approximately 54,000 subscribers at June 30, 1998 compared to approximately 35,500 at June 30, 1997.

Content management and custom archive services revenue was $864,000, or 24% of revenue for the three months ended June 30, 1998, and $222,000, or 12% of revenue for the three months ended June 30, 1997. Revenue for the six months ended June 30, 1998 amounted to $1,203,000 as compared to $376,000 for the six months ended June 30, 1997. Revenue has increased as a result of the increase in the number of hosting and archive customers. The Company had 11 content management and custom archive customers at June 30, 1998 compared to 3 at June 30, 1997.

Other revenue was $118,000 for the three months ended June 30, 1998. Other revenue consists of international and reseller revenue. There was no other revenue for the three or six months ended June 30, 1997. For the six months ended June 30, 1998, other revenue was $175,000.

An amount of $500,000 was included in second quarter 1997 revenues. This amount was received in 1995 as consideration for limited exclusivity contained in a marketing agreement. During the second quarter, the period of exclusivity ended and the Company had no further obligation.

At June 30, 1998 the Company had deferred revenues of approximately $4.9 million, up from $3.9 million at March 31, 1998. The deferred revenues include revenue to be recognized from educational contracts, monthly and annual end-user subscriptions and contracted archive services. Deferred revenue at June 30, 1998 consists of $3.5 million related to educational subscriptions, $652,000 related to end-user subscriptions, $91,000 related to contracted archive services, $543,000 related to Electric Library Canada and $146,000 related to other accounts.

COST OF REVENUES. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $1,051,000 for the three months ended June 30, 1998, compared to $617,000 for the three months ended June 30, 1997. Cost of revenues as a percentage of revenue for the three months ended June 30, 1998 and 1997 was 29% and 44% (excluding the $500,000 described above), respectively. Cost of revenues were $1,927,000 and $1,070,000 for the six months ended June 30, 1998 and 1997, respectively. As a percentage of revenues, this amounted to 31% and 48% (excluding the $500,000 described above), respectively. The increase in cost of revenues for each period primarily reflects costs incurred to provide services to an increased number of users. The improvement in gross margin as a percentage of revenues in 1998 was primarily due to the positive impact of the restructuring of certain agreements with hardware, software and content providers which occurred during 1997 and the early part of 1998, and to a higher gross margin on content management contracts as the Company was able to spread its fixed costs over more contracts.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $257,000 for the three months ended June 30, 1998, compared to $147,000 for the three months ended June 30, 1997, representing a 75% increase. As a percentage of revenue, customer support expenses for the second quarter were 7% in 1998 and 10% in 1997 (excluding the $500,000 described above). Customer support expenses were $482,000 for the six months ended June 30, 1998 compared to $258,000 for the six months ended June 30, 1997. The absolute dollar increase in 1998 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base, yet the customer support expenses as a percentage of revenues declined in 1998, as the staffing levels were able to support a greater number of users. The Company anticipates continuing to make increasing customer support expenditures as the number of subscribers increase.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all of the Company's costs for technical operations and development have been expensed as incurred. Technical development and operation expenses were $2,052,000 or 57% of total revenues for the three months ended June 30, 1998, compared to $1,473,000 or 105% of total revenues (excluding the $500,000 described above) for the three months ended June 30, 1997. For the six months ended June

30, 1998 and 1997, the technical development and operations costs were $3,836,000 and $2,850,000, or 62% and 129% of total revenues (excluding the $500,000 described above), respectively. The level of technical operations and development expenses will continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs in future periods, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $3,932,000 for the three months ended June 30, 1998, compared to $2,804,000 for the three months ended June 30, 1997, representing a 40% increase. As a percentage of revenue, sales and marketing costs were 110% and 200% for the three months ended June 30, 1998 and 1997, respectively (excluding the $500,000 described above). Sales and marketing costs were $6,893,000 and $5,694,000, or 112% and 258% of revenue (excluding the $500,000 described above), for the six months ended June 30, 1998 and 1997 respectively. During the last twelve months, end-user subscriber acquisition costs have decreased, which has been more than offset by an increase in the size of the educational sales and marketing staff. Additionally, beginning in May 1998, the Company has started to amortize the payments made under the AOL Agreement over the period of the agreement which approximated $330,000 in the quarter ended June 30, 1998. In 1998, the Company is continuing to focus its sales and marketing efforts towards those activities that are believed to generate increased sales and traffic. The Company does not anticipate further increasing the size of its sales and marketing staff or expanding its direct sales force.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,100,000 for the three months ended June 30, 1998, compared to $1,274,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 general and administrative expenses were $2,619,000, as compared to $2,811,000 for the six months ended June 30, 1997. Included in the six months ended June 30, 1998, was a one time charge of approximately $500,000 for separation and related costs in connection with the resignation of the former Chairman of the Board, Chief Executive Officer and founder of the Company. General and administrative expenses have decreased in each of the last six quarters. The Company anticipates that general and administrative expenses may increase in absolute dollar amounts but decline as a percentage of total revenues.

INTEREST INCOME, NET. Interest income, net of interest expense was approximately $36,000 for the three months ended June 30, 1998, compared to $272,000 for the three months ended June 30, 1997. The decrease was a result of the decrease in cash and investments. The Company had interest expense of approximately $38,000 in the three months ended June 30, 1998 from its obligation under capital lease. There was no interest expense in the three months ended June 30, 1997. Interest income was $145,000 for the six months ended June 30, 1998, compared to $607,000 for the six months ended June 30, 1997.

INCOME TAXES. The Company has incurred net operating losses since inception and accordingly, has not recorded an income tax benefit for these losses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of approximately $3.3 million at

June 30, 1998, as compared to $13 million at December 31, 1997, a decrease of $9.7 million. The Company raised an additional $3 million on July 22, 1998 in a private placement for the issuance of 3,000 shares of Series A Convertible Preferred Stock -see Note 6. The Company monitors its cash and investment balances regularly and invests excess funds in short-term money market funds, corporate bonds and commercial paper.

The Company used cash in operations of approximately $8.8 million for the six months ended June 30, 1998 compared with $8.6 million for the comparable period in 1997.

Net cash provided by investing activities was $8,136,000 for the six months ended June 30, 1998 compared to net cash used in investing activities of $216,000 for the six months ended June 30, 1997. Net cash used for capital expenditures was $766,000 and $1,537,000, respectively, for the six months ended June 30, 1998 and 1997. Net cash provided by investment purchases and proceeds was $8,902,000, net, and $1,321,000, net, for the six months ended June 30, 1998 and 1997, respectively.

The Company's principal commitments at June 30, 1998 consisted of commitments under royalty licenses and other agreements, as well as obligations under capital leases. In connection with the AOL Agreement entered into during March 1998, the Company will pay AOL $4 million in placement fees, with $500,000 paid in March 1998, $500,000 paid in April 1998, and $500,000 due each quarter commencing approximately six months after the commercial launch, which occurred in May 1998. Included in prepaid expenses is $667,000, net of $333,000 amortized as of June 30, 1998. The fees are being amortized on a straight-line basis as of the launch in May 1998, over the term of the two year agreement. In addition to the placement fees, America Online will receive additional fees based on a sliding scale of end-user revenues, which will be expensed as incurred. Although the Company anticipates that the promotional placements resulting from this arrangement will increase subscriber numbers, and accordingly revenue, there can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company.

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. As of June 30, 1998, the Company did not have any material commitments for capital expenditures, and the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of approximately $200,000 for the remaining period in 1998, a portion of which may be financed through equipment leases.

From time to time, the Company expects to evaluate the acquisition of products, businesses or technologies that complement the Company's business. As of the date of this report on Form 10-Q, the Company does not have any understandings, commitments or agreements with respect to any such material acquisition.

At June 30, 1998, the Company had available cash, cash equivalents and investments of approximately $3.3 million and working capital deficiency of approximately $1.8 million. The Company raised an additional $3 million in July 1998 as discussed above to supplement its working capital. An additional $2 million in equity capital may be secured from the same investor under certain conditions and the same terms described in Note 6. Additionally, as of June 30, 1998, the Company had available approximately $200,000 under a revolving lease line available to finance equipment purchases, which is expected to be utilized by the end of 1998. The Company believes that these funds and its expected cash flows generated in 1998 and 1999 should be sufficient to meet its capital and liquidity requirements for the next twelve months. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including the rate of increases in subscribers and educational and content management contracts. The Company will change its planned expenditures or take other cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. If the cash and cash equivalents balance and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's stockholders. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful, this could have a material adverse effect on the Company.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II.      OTHER INFORMATION


   Item 2.  Changes in Securities

On July 22, 1998, the Company completed a private placement with a private equity fund under which it agreed to issue up to 5,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share (the "Series A Preferred Stock") for an aggregate of $5 million in cash.

Each share of Series A Preferred Stock is convertible into the number of shares of the Company's Class A common stock (the "Common Stock") equal to (i) the stated value ($1,000) plus a premium of 5% per annum of the stated value from the date of issuance of the Series A Preferred Stock, divided by (ii) the Conversion Price. The Conversion Price is equal to the lesser of (i) the average of the closing bid prices on the Nasdaq National Market ("Nasdaq") for any five consecutive trading days during either (A) the twenty trading day period ending one trading day prior to the date that the conversion notice is sent by a holder to the Company on or before 240 days following the issue date and (B) the thirty trading day period ending one trading day prior to any conversion date occurring after 240 days after the issue date, or (ii) the dollar amount, $5.15, which represents 150% of the average of the closing bid prices over the 10 trading days beginning on July 16, 1998 or, in the case of any subsequent closing, 130% of the average of the closing bid prices over the 5 trading days immediately preceding the subsequent closing.

The holders of the Series A Preferred Stock are subject to limits on the number of shares they can convert at any one time. Unless the trading price of the Common Stock on Nasdaq on the date of conversion is greater than or equal to either (i) 120% of the average of the closing bid prices for any five consecutive trading days during either (A) the twenty trading day period ending one trading day prior to the date that the conversion notice is sent by a holder to the Company on or before 240 days following the issue date and (B) the thirty trading day period ending one trading day prior to any conversion date occurring after 240 days after the issue date or (ii) the dollar amount, $5.15, which represents 150% of the average of the closing bid prices over the 10 trading days beginning on July 16, 1998 or, in the case of subsequent closing, 130% of the average of the closing bid prices over the 5 trading days immediately preceding the subsequent closing, and in certain other limited situations, the following limits apply: Prior to January 22, 1999, the Series A Preferred Stock may not be converted; beginning on January 23, 1999, each holder of Series A Preferred Stock may convert up to 25% of its initial holding of Series A Preferred Stock into Common Stock; beginning on February 23, 1999, it may convert up to 50% of its initial holding into Common Stock; beginning on March 23, 1999, it may convert up to 75% of its initial holding; beginning on April 23, 1999, it may convert up to 100% of its initial holding.

The Company also issued five year warrants to the private equity fund to purchase 200,000 shares of Common Stock at a purchase price, subject to adjustment, equal to $5.15 for half of the warrants, and for the other half, 130% of the average closing bid price of the Company's common stock during specified periods.

The Company has agreed to register under the Securities Act of 1933 the resale of the Common Stock to be issued upon conversion of the Series A Preferred Stock or exercise of the warrants.

   Item 6.    Exhibits & Reports on Form 8-K

         (a) Exhibits

                  27.0 -   Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: August 10, 1998                     /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer




Date: August 10, 1998                     /s/ Federica F. O'Brien
                                        ----------------------------
                                       Federica F. O'Brien
                                       Director of Financial Reporting,
                                       Acting Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)