Form 10-Q
period 1998-09-30
INFONAUTICS INC
filed 1998-11-16
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1998
                                                   ------------------

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

                                 (610) 971-8840
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X        No
                                                -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at September 30, 1998
                  -----                      -----------------------------

  Class A Common Stock, no par value                   9,543,327
  Class B Common Stock, no par value                     100,000


                                INFONAUTICS, INC.


                                      INDEX



                                                                     Page Number
                                                                     -----------


PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets as of September 30,
      1998 (unaudited) and December 31, 1997                                3

    Consolidated Statements of Operations (unaudited) for the
      three months and nine months ended September 30, 1998 and
      September 30, 1997                                                    4

    Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended September 30, 1998 and September 30, 1997           5

    Notes to Consolidated Financial Statements                              6-7


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-13


PART II:  OTHER INFORMATION

  Item 2.  Changes in Securities                                              14

  Item 5.  Other Information                                                  15

  Item 6.  Exhibits and Reports on Form 8-K                                   16



PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                                INFONAUTICS, INC.

                           Consolidated Balance Sheets


                                                                                  September 30,   December 31,
                                                                                       1998          1997
                                                                                       ----          ----
                                                                                   (unaudited)

Assets
Current assets:
    Cash and cash equivalents ..................................................   $  2,927,307    $  2,301,933
    Short-term investments .....................................................      1,751,327      10,095,504
    Receivables:
      Trade, less allowance for doubtful accounts
      of  $57,566 in 1998 and $32,566 in 1997 ..................................      4,168,725       1,742,070
      Other (see Note 3) .......................................................        490,468         154,397
    Prepaid expenses and other assets ..........................................      1,187,013         799,127
                                                                                   ------------      -----------
            Total current assets ...............................................     10,524,840      15,093,031
Property and equipment, net ....................................................      2,856,858       3,019,908
Long-term investments ..........................................................             --         600,000
Prepaid and other assets .......................................................        319,567          80,729
                                                                                   ------------      -----------
            Total assets .......................................................   $ 13,701,265    $ 18,793,668
                                                                                   ------------      -----------
                                                                                   ------------      -----------
Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of obligations under capital lease .........................   $    323,596    $    297,538
    Accounts payable ...........................................................      2,148,355       1,275,500
    Accrued expenses ...........................................................      1,713,802       1,642,421
    Accrued royalties ..........................................................      1,123,825         674,723
    Deferred revenue ...........................................................      7,959,907       4,039,752
                                                                                   ------------      -----------
            Total current liabilities ..........................................     13,269,485       7,929,934
Noncurrent portion of obligations under capital lease ..........................        134,675         404,107
                                                                                   ------------      -----------
            Total liabilities ..................................................     13,404,160       8,334,041
                                                                                   ------------      -----------
Commitments and contingencies

Shareholders' equity (deficit):
    Series A Convertible Preferred Stock, $1,000 par value, 5,000 shares authorized, 3,000 shares issued and outstanding at
      September 30, 1998 .......................................................      2,721,317               --
    Preferred stock, no par value ..............................................             --               --
    Class A common stock, no par value; 25,000,000
      shares authorized; one vote per share; 9,543,327
      and 9,391,627 shares issued and outstanding at
      September 30, 1998 and December 31, 1997, respectively ...................             --               --
    Class B common stock, no par value; 100,000 shares
      authorized, issued and outstanding; 50 votes per
      share ....................................................................             --               --
    Additional paid-in capital .................................................     54,043,575       53,360,221
    Deferred compensation ......................................................       (156,250)        (250,000)
    Accumulated deficit ........................................................    (56,311,537)     (42,650,594)
                                                                                   ------------      -----------
            Total shareholders' equity .........................................        297,105       10,459,627
                                                                                   ------------      -----------
            Total liabilities and shareholders' equity .........................   $ 13,701,265     $ 18,793,668
                                                                                   ------------      -----------
                                                                                   ------------      -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                               Three months ended                  Nine months ended
                                                                 September 30,                        September 30,
                                                             ---------------------              ------------------------
                                                             1998             1997              1998                1997
                                                             ----             ----              ----                ----
Revenues ................................................   $  4,147,503    $  1,666,900  $   10,312,996  $    4,378,350
                                                            ------------    ------------  --------------  --------------
Costs and expenses:
     Cost of revenues ...................................      1,079,261         673,707       3,006,330       1,743,981
     Customer support expenses ..........................        318,619         162,483         800,671         420,530
     Technical operations and development expenses ......      1,939,843       1,777,896       5,775,994       4,628,190
     Sales and marketing expenses .......................      4,009,419       2,038,631      10,902,459       7,732,203
     General and administrative expenses ................      1,023,815       1,140,204       3,642,268       3,951,247
                                                            ------------    ------------  --------------  --------------
          Total costs and expenses ......................      8,370,957       5,792,921      24,127,722      18,476,151
                                                            ------------    ------------  --------------  --------------
Loss from operations ....................................     (4,223,454)     (4,126,021)    (13,814,726)    (14,097,801)
Interest income (expense), net ..........................          9,182         228,266         153,783         835,005
                                                            ------------    ------------  --------------  --------------
          Net loss ......................................   $ (4,214,272)   $ (3,897,755) $  (13,660,943) $  (13,262,796)
                                                            ------------    ------------  --------------  --------------
                                                            ------------    ------------  --------------  --------------
Loss per common share- basic and diluted ................   $      (0.44)   $      (0.41) $        (1.42) $        (1.40)
                                                            ------------    ------------  --------------  --------------
                                                            ------------    ------------  --------------  --------------
Weighted average shares
    outstanding- basic and diluted ......................      9,640,900       9,491,600       9,589,700       9,491,600
                                                              ----------    ------------  --------------  --------------
                                                              ----------    ------------  --------------  --------------






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                       1998            1997
                                                                       -----           ----

Cash flows from operating activities:
  Net loss ......................................................   $(13,660,943)   $(13,262,796)
  Adjustments to reconcile net loss to cash provided by (used in)
    operating activities:
       Depreciation and amortization ............................      1,119,461         787,269
       Provision for losses on accounts receivable ..............         25,000            (976)
       Amortization of deferred compensation ....................         93,751          93,750
       Severance and related expenses ...........................        398,525            --
       Changes in operating assets and liabilities:
         Receivables:
           Trade ................................................     (1,078,498)        (33,175)
           Other ................................................       (336,071)         62,406
         Prepaid and other assets ...............................       (626,721)       (343,226)
         Accounts payable .......................................        672,855         124,218
         Accrued expenses .......................................         71,378         136,535
         Accrued royalties ......................................        449,102         374,246
         Deferred revenue .......................................      2,546,998       1,079,586
                                                                    ------------    ------------
            Net cash used in operating activities ...............    (10,325,163)    (10,982,163)
                                                                    ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment ...........................       (756,412)     (1,869,522)
  Purchases of short-term investments ...........................     (7,852,263)    (16,357,886)
  Proceeds from maturity of short-term investments ..............     16,796,440      15,843,000
                                                                    ------------    ------------
            Net cash provided by (used in) investing
                activities ......................................      8,187,765      (2,384,408)
                                                                    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ....................         53,007           5,876
  Net proceeds from issuance of preferred stock and warrants,
    net .........................................................      2,953,139            --
  Proceeds from sale-leaseback of equipment .....................           --           766,504
  Payments on capital lease obligations .........................       (243,374)        (21,231)
                                                                    ------------    ------------
            Net cash provided by financing activities ...........      2,762,772         751,149
                                                                    ------------    ------------
Net decrease in cash and cash equivalents .......................        625,374     (12,615,422)
Cash and cash equivalents, beginning of period ..................      2,301,933      16,064,159
                                                                    ------------    ------------
Cash and cash equivalents, end of period ........................   $  2,927,307    $  3,448,737
                                                                    ------------    ------------
                                                                    ------------    ------------











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

3. Related Party Transaction:

         Included in general and administrative expenses for the nine months ended September 30, 1998 is a charge of approximately $500,000, of which approximately $193,000 is included in accrued expenses, for separation and related expenses for the completion of transactions pursuant to the terms of an agreement entered into in February 1998 with the former Chairman of the Board, Chief Executive Officer and founder of the Company, under which he resigned as Chairman and Chief Executive Officer of the Company on March 31, 1998.
         Additionally, an amount of approximately $320,000 is included in other receivables at September 30, 1998, for costs to be reimbursed by a newly formed company which the former Chairman and Chief Executive Officer is currently the Chief Executive Officer of, pursuant to the agreement discussed above.


4. Supplemental Disclosure of Cash Flow Information:

         At September 30, 1998, included in accounts receivable and deferred revenue was approximately $2.5 million representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized as income.

         Additional paid in capital of $352,000 and $47,000 were recorded as of March 31, 1998 for the issuance of 125,000 shares of Class A Common Stock ("Common Stock") and the acceleration of vesting of 50,000 options to purchase Common Stock, respectively, pursuant to the agreement with the Company's former Chairman and CEO described in Note 3.

Additional paid in capital of $261,000 was recorded on July 22, 1998 related to the valuation of warrants issued in connection with a private placement of Series A Convertible Preferred Stock with a stated value of $1,000 per share ("Preferred Stock"). See Note 6 below.

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

6. Private Placement:

         On July 22, 1998, the Company issued 3,000 shares of Preferred Stock and warrants to purchase 200,000 shares of Common Stock resulting in net proceeds, after expenses, of approximately $2,950,000.

         The Series A Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum calculated commencing on the date of issuance of the Preferred Stock divided by the Conversion Price (as defined in the agreement), calculated in accordance with the terms of the agreement.

         The Series A Preferred Stock is convertible at the option of the holders subject to limits on the number of shares they can convert at any one time. Subject to the terms of the agreement, prior to January 22, 1999, the Series A Preferred Stock may not be converted. Unless the trading price of the Common Stock on Nasdaq on the date of conversion meets certain amounts calculated as per the agreement, the following limits apply to conversion: beginning on January 23, 1999, each holder of Series A Preferred Stock may convert up to 25% of its initial holding of Series A Preferred Stock into Common Stock; beginning on February 23, 1999, it may convert up to 50% of its initial holding into Common Stock; beginning on March 23, 1999, it may convert up to 75% of its initial holding; beginning on April 23, 1999, it may convert up to 100% of its initial holding. Any Series A Preferred Stock issued and outstanding on July 22, 2001 is automatically converted into Common Stock on that date (as such date may be delayed on the terms of the agreement).

         The exercise price of the warrants issued at the initial closing is equal to $5.15 per share for half of the warrants, and for the other half, 130% of the average closing bid price of the Company's Common Stock during specified periods. All of the warrants have a five year term.

         In addition, the Company has the option to issue, to the same holders of the Preferred Stock up to 2,000 additional shares of Preferred Stock and similar warrants for $2,000,000 subject to satisfaction of certain conditions.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations


    This Report contains, in addition to historical information, forward looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "believe," "plan," "estimate," "expect," and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding changes in the amount of content available on the Company's services, the number of subscribers, price competition, gross margins, current and future expenses, changes in data conversion costs, future revenues, use of system resources and marketing efforts, growth and expansion plans, sales and marketing plans, increases in sales personnel, capital expenditures, effects of the agreement with America Online, Inc. (the "AOL Agreement") on the Company, Year 2000, seasonality, operating results, and the sufficiency of the Company's liquidity, including cash resources, and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these cautionary statements or any forward looking statements. Financial information discussed in this report is rounded to the nearest thousand.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997


REVENUES. Total revenues were $4,148,000 for the three months ended September 30, 1998, and $1,667,000 for the three months ended September 30, 1997. Total revenues were $10,313,000 for the nine months ended September 30, 1998 compared to $4,378,000 for the nine months ended September 30, 1997. An amount of $500,000 was included in revenues for the nine months ended September 30, 1997. This amount was received in 1995 as consideration for limited exclusivity contained in a marketing agreement. During the second quarter of 1997 this amount was recognized as the period of exclusivity ended and the Company had no further obligation under the marketing agreement. This amount is excluded for period to period comparisons, and comparison of expenses as a percentage of revenues.

Educational revenue accounted for $1,908,000 or 46% of revenue for the three months ended September 30, 1998 and $613,000 or 37% of revenue for the three months ended September 30, 1997. Total educational revenue were $4,519,000 for the nine months ended September 30, 1998 compared to $1,114,000 for the nine months ended September 30, 1997. The Company had over 3,300 educational contracts at September 30, 1998, compared with approximately 1,440 at December 31, 1997 and 362 at September 30, 1997. The 3,300 contracts cover approximately 9,500 institutions. The Company anticipates that despite price competition in the educational market, revenues will not be adversely impacted.

End-user revenue accounted for $1,154,000 or 28% of revenue for the three months ended September 30, 1998 and $924,000 or 55% of revenue for the three months ended September 30, 1997. Total end-user revenue were $3,328,000 for the nine months ended September 30, 1998 compared to $2,258,000 for the nine months ended September 30, 1997. The Company had approximately 54,000 subscribers at September 30, 1998 compared to approximately

33,600 at September 30, 1997.

Content management and custom archive services revenue was $858,000, or 21% of revenue for the three months ended September 30, 1998, and $130,000, or 8% of revenue for the three months ended September 30, 1997. Revenue for the nine months ended September 30, 1998 amounted to $2,060,000 as compared to $506,000 for the nine months ended September 30, 1997. Revenue has increased as a result of the increase in the number of hosting and archive customers. The Company had 14 content management and custom archive customers at September 30, 1998 compared to 3 at September 30, 1997.

Other revenue was $228,000 for the three months ended September 30, 1998. Other revenue consists mainly of international and reseller revenue. There was no other revenue for the three months and nine months ended September 30, 1997. For the nine months ended September 30, 1998, other revenue was $406,000.

At September 30, 1998 the Company had deferred revenues of approximately $7,960,000, up from $4,947,000 at June 30, 1998. The deferred revenues include revenue to be recognized from educational contracts, annual end-user subscriptions and contracted archive services. Deferred revenue at September 30, 1998 consists of $6,689,000 related to educational subscriptions, $625,000 related to end-user subscriptions, $577,000 related to international contracts, $37,000 related to contracted archive services and $32,000 related to other accounts.

COST OF REVENUES. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $1,079,000 for the three months ended September 30, 1998, compared to $674,000 for the three months ended September 30, 1997. Cost of revenues as a percentage of revenue for the three months ended September 30, 1998 and 1997 was 26% and 40%, respectively. Cost of revenues were $3,006,000 and $1,744,000 for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of revenues, this amounted to 29% and 45%, respectively. The absolute dollar increase in cost of revenues for each period primarily reflects costs incurred to provide services to an increased number of users. The improvement in gross margin as a percentage of revenues in 1998 was primarily due to the positive impact of the restructuring of certain agreements with hardware, software and content providers which occurred during 1997 and the early part of 1998, and to a higher gross margin on content management contracts as the Company was able to spread its fixed costs over more contracts.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $319,000 for the three months ended September 30, 1998, compared to $162,000 for the three months ended September 30, 1997, a 97% increase. As a percentage of revenue, customer support expenses for the third quarter were 8% in 1998 and 10% in 1997. Customer support expenses were $801,000 for the nine months ended September 30, 1998 compared to $420,000 for the nine months ended September 30, 1997. The absolute dollar increase in 1998 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. The customer support expenses, as a percentage of revenues, declined in 1998, as the staffing levels were able to support a greater number of users. The Company anticipates that customer support expenses may increase in absolute dollar amounts but decline as a percentage of total revenues.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all of the Company's costs for technical operations and development have been expensed as incurred. Technical operations and development expenses were $1,940,000 or 47% of total revenues for the three months ended September 30, 1998, compared to $1,778,000 or 107% of total revenues for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, the technical development and operations costs were $5,776,000 and $4,628,000, or 56% and 119% of total revenues, respectively. The Company anticipates that technical operations and development expenses may increase in absolute dollar amounts but decline as a percentage of total revenues. The Company's overall effort to maintain and increase the content available under its Electric Library service may result in an increase in data conversion costs in future periods, which to date have not been material. The Company currently purchases data conversion services from a number of sources and also converts data internally. The Company anticipates it will change one of its significant suppliers. The Company may not enter into an agreement with another supplier on terms similar to its existing services and the costs of data conversion for this portion of conversion services may increase. Data conversion costs are deferred and expensed over the minimum useful life of the content.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs are expensed when incurred and revenue from sales is deferred over the term of the subscription or contract. Sales and marketing expenses were $4,009,000 for the three months ended September 30, 1998, compared to $2,039,000 for the three months ended September 30, 1997, representing a 97% increase. As a percentage of revenue, sales and marketing costs were 97% and 122% for the three months ended September 30, 1998 and 1997, respectively. Sales and marketing costs were $10,902,000 and $7,732,000, or 106% and 199% of revenue, for the nine months ended September 30, 1998 and 1997 respectively. During the last twelve months, end-user subscriber acquisition costs have decreased, which has been more than offset by an increase in the size of the educational sales and marketing staff. Additionally, beginning in May 1998, the Company had started to amortize the payments made under the AOL Agreement over the period of the agreement. This approximated $500,000 in the quarter ended September 30, 1998. In 1998, the Company anticipates focusing its sales and marketing efforts towards those activities that are believed to generate increased sales commitments and traffic and does not anticipate significantly increasing the size of its sales and marketing staff or expanding its direct sales force.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,024,000 for the three months ended September 30, 1998, compared to $1,140,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 general and administrative expenses were $3,643,000, as compared to $3,951,000 for the nine months ended September 30, 1997. Included in the nine months ended September 30, 1998, was a one time charge of approximately $500,000 for separation and related costs in connection with the resignation of the former Chairman of the Board, Chief Executive Officer and founder of the Company. The Company anticipates that general and administrative expenses may increase in absolute dollar amounts but decline as a percentage of total revenues.

INTEREST INCOME, NET. Interest income, net of interest expense was approximately $10,000 for the three months ended September 30, 1998, compared to $228,000 for the three months ended September 30, 1997. The decrease in interest income was a result of the decrease in cash and investments. Interest income, net, was $154,000 for the nine months ended September 30, 1998, compared to $835,000 for the nine months ended September 30, 1997.

INCOME TAXES. The Company has incurred net operating losses since inception and accordingly, has not recorded an income tax benefit for these losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of approximately $4.7 million at September 30, 1998, as compared to $13.0 million at December 31, 1997, a decrease of $8.3 million. Included in this balance is an additional $3.0 million raised by the Company on July 22, 1998 in a private placement of 3,000 shares of Preferred Stock. See Note 6. The Company monitors its cash and investment balances regularly and invests excess funds in short-term money market funds, corporate bonds and commercial paper.

The Company used cash in operations of approximately $10.3 million for the nine months ended September 30, 1998 compared with $11.0 million for the comparable period in 1997. The Company has decreased its use of cash in each of the quarters in 1998. Cash used in operations for the three months ended September 30, 1998 was $1,484,000, compared to $2,239,000 for the three months ended September 30, 1997.

Net cash provided by investing activities was $8.2 million for the nine months ended September 30, 1998 compared to net cash used in investing activities of $2.4 million for the nine months ended September 30, 1997. Net cash used for capital expenditures was $756,000 and $1,870,000, respectively, for the nine months ended September 30, 1998 and 1997. Net cash provided by investment purchases and proceeds was $8.9 million, net, for the nine months ended September 30, 1998. Net cash used in investment purchases and proceeds was $515,000, net, for the nine months ended September 30, 1997.

The Company's principal commitments at September 30, 1998 consisted of commitments under royalty licenses and other agreements, as well as obligations under capital leases. In connection with the AOL Agreement entered into during March 1998, the Company has agreed to pay AOL $4.0 million in placement fees, with $500,000 paid in March 1998, $500,000 paid in April 1998, and $500,000 due each quarter commencing approximately six months after the commercial launch, which occurred in May 1998. Included in prepaid expenses is $167,000, net of $833,000 amortized as of September 30, 1998. The fees are being amortized on a straight-line basis as of the launch in May 1998, over the term of the two year agreement. In addition to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues, which will be expensed as incurred. Although the Company anticipates that the promotional placements resulting from this arrangement will increase subscriber numbers, and accordingly revenue, there can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company.

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. As of September 30, 1998, the Company did not have any material commitments for capital expenditures. Additionally, the Company may choose to finance these capital needs through equipment leases.

The Company has agreed in substance to net the amounts due to and due from a related party (see Note 3). Such amounts net to a due from the related party of approximately $130,000. This amount is expected to be collected under a schedule of payments over the next 6 months.

At September 30, 1998, the Company had available cash, cash equivalents and investments of approximately $4.7 million. The Company has a working capital deficiency of approximately $2,745,000. This working capital deficiency includes a deferred revenue amount of approximately $8.0 million. The Company raised an additional $3.0 million in July 1998 as discussed above to supplement its working capital. The Company has an option to secure an additional $2.0 million in equity capital from the same investor under certain conditions (one of which is the closing bid price of the Common Stock be at least $5.60 for ten (10) consecutive trading days through the closing date for the additional $2.0 million) and the terms described in Note 6. The
Company has no current plans to exercise this option. Additionally, as of September 30, 1998, the Company had available approximately $200,000 under a revolving lease line available to finance equipment purchases, some of which is expected to be utilized by the end of 1998. The Company believes that these funds and its expected cash flows generated in the remainder of 1998 and in 1999, in conjunction with appropriate cost management efforts should be sufficient to meet its capital and liquidity requirements for the next twelve months. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including but not limited to the rate of increases in end-user and educational subscribers and content management contracts. The Company will change its planned expenditures or take additional cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. If the cash and cash equivalents balance and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's shareholders. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful, this could have a material adverse effect on the Company.

YEAR 2000

The Company is conducting a comprehensive review of its computer systems and other operational equipment to identify how the Company may be impacted by the Year 2000 problem. The Year 2000 problem arises because many currently installed computer systems and software programs accept only two-digit (rather than four-digit) entries to define the applicable year and as a result are not able to distinguish 21st century dates from 20th century dates. Commencing in the year 2000, this could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, an inability to provide services, process transactions, send invoices or engage in similar normal business activities. This review covers the information technology systems used in the Company's operations ("IT Systems"), the Company's non-IT Systems, such as building security, voice mail and other systems and the computer hardware and software systems used by the Company's customers who use the Company's products and services ("Products"). The Company currently anticipates that its Year 2000 review will cover the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) identification of and communication with the Company's significant suppliers, customers, vendors and business partners whose failure to remedy their own Year 2000 problems will affect the Company;
(iii) assessment of repair or replacement requirements; (iv) repair or replacement; (v) testing; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. The project is being managed internally and the Company currently plans to complete its Year 2000 review by the second quarter of 1999.

The Company has completed a preliminary assessment of all current versions of its Products and believes they are Year 2000 compliant. Even so, the assessment of whether a system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system or device's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that a fully Year 2000 compliant version of such software is available. The Company is in the process of completing the implementation of such financial and accounting software on its IT Systems and Products. The supplier of the Company's credit card processing services and related software has made certain contractual representations to the Company that the supplier will comply with all applicable Visa and MasterCard rules and regulations as they relate to credit card processing and Year 2000 compliance.

Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The estimated total cost of the Year 2000 review is less than $250,000. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating prior and current versions of the Products, and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, prior or current versions of its Products, its suppliers, its vendors, its business partners, its customers, and other parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

The magnitude of the Company's Year 2000 problem (if any), the costs to complete its Year 2000 program and the dates on which the Company believes it will be Year 2000 compliant are based on management's best estimates and current knowledge. These estimates were derived using numerous assumptions, including, but not limited to, continued availability of resources and third party compliance plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and correct all Year 2000 impacted areas, the availability and cost of personnel, and the availability and cost of third party Year 2000 solutions.

The audit, analysis and assessment phase of the Company's Year 2000 review is based on numerous assumptions, one of the most significant of which has to do with the percentage of non-compliant systems and program code of all systems and program code. The Year 2000 review assumes that the percentage of non-compliant code will be consistent with general software industry practices, and as such, the timing to address this percentage of code is the basis for the Company's estimated completion of its Year 2000 review by the second quarter of 1999. Any significant differences between the assumptions and actual percentage of non-compliant code will have an impact on the estimated completion date and the costs of the Year 2000 review.

The Company anticipates having all critical systems Year 2000 compliant no later than the second quarter of 1999 and has not yet developed a contingency plan. If Year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

SEASONALITY

The Company experiences certain elements of seasonality related to the annual school terms. A significant number of schools align their payments and subscription start dates for the September and October timeframe. As a result, the Company expects seasonally strong cash collections in the third and fourth quarters. Additionally, new sales commitments, or bookings, tend to be slower when schools are not in session, primarily during the summer months.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.


Item 2.  Changes in Securities

On July 22, 1998, the Company completed a private placement with a private equity fund under which it issued 3,000 shares of Preferred Stock and warrants to purchase common stock for an aggregate of $3 million in cash. Under the terms of the agreement, the Company can under certain circumstances issue to the same private equity fund up to an additional 2,000 shares of Preferred Stock along with certain warrants to purchase Common Stock for an additional $2 million in cash.

Each share of Series A Preferred Stock is convertible into the number of shares of the Company's Common Stock equal to (i) the stated value ($1,000) plus a premium of 5% per annum of the stated value from the date of issuance of the Series A Preferred Stock, divided by (ii) the Conversion Price. The Conversion Price is equal to the lesser of (i) the average of the closing bid prices on the Nasdaq National Market ("Nasdaq") for any five consecutive trading days during either (A) the twenty trading day period ending one trading day prior to the date that the conversion notice is sent by a holder to the Company on or before 240 days following the issue date and (B) the thirty trading day period ending one trading day prior to any conversion date occurring after 240 days after the issue date, or (ii) the dollar amount, $5.15, which represents 150% of the average of the closing bid prices over the 10 trading days beginning on July 16, 1998 or, in the case of any subsequent closing, 130% of the average of the closing bid prices over the 5 trading days immediately preceding the subsequent closing.

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

The Company also issued five year warrants to the private equity fund to purchase 200,000 shares of Common Stock at a purchase price, subject to adjustment, equal to $5.15 for half of the warrants, and 130% of the average closing bid price of the Company's Common Stock during specified periods for the other half.

The Company has agreed to register under the Securities Act of 1933 the resale of the Common Stock to be issued upon conversion of the Series A Preferred Stock or exercise of the warrants.

On November 2, 1998, the Company received a written waiver letter from the private equity fund with which the Company completed the private placement discussed in this Item 2. In the waiver letter, the private equity fund waived certain rights to "put" the shares of the Preferred Stock held by the fund in connection with certain Mandatory Redemption Events (as defined in the private placement agreement) relating to the Preferred Stock. See Item 6(a), Exhibit 99.1.

On November 13, 1998, the Company received notices of conversion from the holder of the Preferred Stock for a total of 2,000 shares of Preferred Stock convertible into approximately 1,400,000 shares of Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.



Item 4.  Submission of Matters to a  Vote of Security Holders

Not applicable.


Item 5.  Other Information

The Company's Common Stock is presently listed on the Nasdaq National Market System. However, as a result of accounting conventions that defer revenue ($8.0 million, as of September 30, 1998), the Company's net tangible assets do not meet the requirements for continued listing on Nasdaq. Accordingly, the Nasdaq staff informed the Company that the Company's common stock would be delisted.

Representatives of the Company appeared before a Nasdaq Listing Qualifications Panel on November 5, 1998 to request a waiver of the net tangible asset requirement. That request is currently under consideration by the Panel. There can be no assurance that the waiver requested by the Company will be granted. Should the Company receive an unfavorable decision from the Nasdaq Panel, it intends to appeal the decision and request a stay of any delisting action pending resolution of the appeal.

If the Company's Common Stock is delisted from Nasdaq, the Company expects that its Common Stock will be quoted on the OTC Bulletin Board. A delisting may have an adverse effect on, among other things, availability of current market price information for the Common Stock and news coverage of the Company may be limited. Delisting may have the effect of restricting investors' interest in the Common Stock and may have a material adverse effect on the liquidity, trading market and prices for the Common Stock as well as the Company's ability to issue additional securities or to secure additional financing. Because of the adverse impact on the trading market of the Common Stock and the potential loss of effective trading markets, the volatility of the Common Stock may be increased.

Item 6.    Exhibits & Reports on Form 8-K

       (a)  Exhibits:

               27.0 -   Financial Data Schedule
               99.1 - Letter dated November 2, 1998 from RGC International Investors, LDC waiving certain rights under the securities purchase and related agreements discussed in Note 6 of the Notes To Consolidated Financial Statements above and in Item 2, Changes in Securities, above.


       (b)  Reports on Form 8-K:

               On July 23, 1998, the Registrant filed with the Securities and Exchange Commission a current Report on Form 8-K reporting a Securities Purchase Agreement with RGC International Investors, LDC to issue up to 5,000 shares of Series A Convertible Preferred Stock for an aggregate of $5 million in cash.

               On August 10, 1998, the Registrant filed with the Securities and Exchange Commission a current Report on Form 8-K/A amending and modifying Item 5 of the current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on July 23, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: November 13, 1998                     /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer




Date: November 13, 1998                     /s/ Federica F. O'Brien
                                        ----------------------------
                                       Federica F. O'Brien
                                       Director of Financial Reporting,
                                       Acting Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)