Form 10-K405
period 1998-12-31
INFONAUTICS INC
filed 1999-03-31
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ___________

Commission File Number: 0-28284

                                INFONAUTICS, INC.
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                23-2707366
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

      900 West Valley Road, Suite 1000                         19087
            Wayne, Pennsylvania                             (Zip Code)
  (address of principal executive offices)

        Registrant's telephone number, including area code: 610-971-8840

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:        Name of each exchange on which registered:
                  None                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 1999 was approximately $39.0 million (based on the last reported sale price on The Nasdaq Stock Market on that date). For purposes of making this calculation only, the registrant has defined affiliates to include all directors and executive officers, all holders of more than ten percent of the Company's Class A Common Stock and all holders of more than five percent of the Company's Class A Common Stock who also have a representative on the Company's board of directors.

The number of shares of the registrant's Class A Common Stock outstanding as of March 17, 1999 was 11,563,992.

                       DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1999 Annual Meeting of Shareholders to be held on May 27, 1999 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                INFONAUTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                     For Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.   Business.............................................................1
Item 2.   Properties..........................................................22
Item 3.   Legal Proceedings...................................................23
Item 4.   Submission of Matters to a Vote of Security Holders.................23

PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.................................................25
Item 6.   Selected Financial Data.............................................26
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................28
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........36
Item 8.   Financial Statements and Supplementary Data.........................36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................36

PART III

Item 10.  Directors and Executive Officers of the Registrant..................36
Item 11.  Executive Compensation..............................................36
Item 12.  Security Ownership of Certain Beneficial Owners and Management......36
Item 13.  Certain Relationships and Related Transactions......................36

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....37

      Unless the context indicates otherwise, the terms "Infonautics," "Company," "we" and "our" refer to Infonautics, Inc. and its subsidiaries. "Infonautics" and "Electric Library" are registered trademarks and service marks, and "Encyclopedia.com," "Researchpaper.com," "Electric Library Business Edition," "Electric Library Personal Edition," "IntelliBank," "Company Sleuth," and "Job Sleuth" are trademarks and service marks of, the Company or its subsidiaries. All other brand names, service marks or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

                                     PART I

Item 1. BUSINESS

Forward-Looking Statements

      This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity and capital, growth in the use of the Internet, growth of consumer online services, growth in the educational and end-user market, growth and retention of subscribers, effect of the Company's agreement with America Online, Inc., changes in the number of publications available on the Company's services, licensing arrangements, contract pricing and pricing uncertainty, the Company's proprietary technology, software suppliers, system capacity, growth, development and expansion plans, sales and marketing plans, current and future expenses, content and publisher relationships, seasonality, industry development and regulation, competition, operating results, market for and volatility in the Company's stock, and Year 2000. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" on page 14 of this Annual Report on Form 10-K.

Overview

      Infonautics is an Internet information company that provides content-rich research and reference services to schools, libraries, individuals and businesses. The company's subscription-based Electric Library service combines content from magazines, newspapers, books, wire services, television and radio transcripts, photo archives and maps. Electric Library is marketed to educational institutions (schools and libraries) and to individuals over the Internet and through online services.

      Company Sleuth is an advertising and sponsorship supported service that is currently provided free to the user over the Internet. Company Sleuth aggregates free content from selected World Wide Web ("Web") sites, and provides e-mail notification of new information posted to these Web sites on specific public companies. The content on the site is drawn from a variety of sources, and includes information on new patents, Internet domain name registrations, stock prices, insider trading activity, Securities and Exchange Commission ("SEC") filings and news reports.

      The Company's e-commerce online publishing services, formerly referred to as content management and custom archive services, make use of the Company's technology, systems-operation and customer-care functions to provide e-commerce archive services to publishers who wish to make their content available, for a fee, on the Internet.

      The Company was incorporated in Pennsylvania in November 1992.

Recent Developments

      Move to Nasdaq SmallCap Market. Effective January 5, 1999, trading in Infonautics shares moved from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company retained its symbol INFO. See "-- Risk Factors - We May Be Unable to Sustain a Trading Market for Our Stock."

      Convertible Debenture Agreement. On February 11, 1999, the Company entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC") under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company. Additionally, on February 11, 1999, the Company repurchased 283 shares of Series A Preferred Stock from RGC, at a purchase price of $333,358, which were previously issued to RGC on July 22, 1998. The Company and RGC have agreed not to engage in additional financing under the July 1998 agreement.

      The debentures bear interest at a rate of 7% per annum commencing on February 11, 1999 and mature on August 11, 2000. The debentures are convertible after May 12, 1999 into that number of shares of Class A Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to the terms of the debentures.

      The warrants may be exercised at any time during the five year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Common Stock on February 10, 1999. The Company has agreed to register under the Securities Act of 1933, as amended, the resale of the Common Stock to be issued upon conversion of the debentures or exercise of the warrants.

      Amendment to America Online, Inc. Agreement. In March 1998, the Company entered into a multi-year, multi-million dollar interactive marketing agreement (the "AOL Agreement") with America Online, Inc. ("AOL"). On March 2, 1999, AOL and the Company agreed to a revised payment schedule for the placement fees required under the AOL Agreement. Through March 2, 1999, the Company has paid AOL $1,200,000 in placement fees under the AOL Agreement. The remaining placement fee payments will be paid to AOL as follows: Infonautics paid AOL $223,333 at the execution of the amendment, $223,333 is due monthly from March 1999 through July 1999, and $500,000 is due in August 1999, November 1999, and February 2000. See "-- Risk Factors -- We Are Dependent on Third Party Sites and Services."

      Hiring of Allen & Company Incorporated. In January 1999, the Company announced that it had retained Allen & Company Incorporated, a New York investment bank, to act as its financial advisor to explore strategic alternatives for the Company.

Strategy

      Overview

      Electric Library. The Company seeks to serve the information needs of targeted audiences. The strategy of the Company is to leverage its core technology, licensed content, and aggregation skills to serve multiple customer sets and generate multiple revenue streams. In 1999, the Company intends to remain focused on increasing its sales to the education market and continuing to increase its market share for online reference and research services among schools and libraries in the United States. As of March 1999, the Company's Electric Library service was licensed for use by more than 11,000 schools and libraries in all 50 states. In other markets for subscription-based online reference and research services, the Company pursues a strategy of measured growth balanced by efforts to achieve specific cost of acquisition targets for new customers.

      E-Commerce Online Publishing. The Company also provides custom e-commerce online publishing services that enable publishers and other content creators to market and sell content directly through the Internet to customers. In February 1999, the Company announced the introduction of a new technical platform that will allow the Company to market such services to more publishers at lower cost.

      Company Sleuth. The Company launched Company Sleuth, a new, free service, on October 19, 1998. By March 1999, the Company Sleuth service had attracted more than 100,000 registered users. Company Sleuth is designed to make hard-to-find current events-type information about public companies available to anyone with access to the Web. The service checks various public and subscription-based Web sites and databases on a daily basis for new information in a variety of categories, including: patents, trademarks, Internet domain name registrations, federal litigation, stock prices, insider trading activity, SEC filings and news reports. It aggregates this information and matches it to the personal profiles created by registered users of the service. Company Sleuth offers users the ability to receive daily e-mails informing them of any new items of interest relating to the companies they have entered into their profile. The Company is pursuing various marketing agreements to attract such users. The Company is also considering launching a premium, paid-subscription version of the service that will contain additional information sources and that will allow users to track more and a greater variety of types of companies.

      International Electric Library. The Company continues to believe that there is a growing market for customized versions of Electric Library outside the United States and continues to pursue international marketing agreements. The Company currently has contracts to provide such services: in Canada, through a marketing agreement with Rogers Media Inc.; in South Korea, through a marketing agreement with Hankook Compugraphy; and in Australia, New Zealand and the South Pacific, through a marketing agreement with Infosentials Ltd. In each instance, the Company has created or is creating a customized version or versions or Electric Library that will include, among other things, the addition of local content.

      Knowledge Management, Business Services, and Resellers.

      The Company is no longer actively pursuing new business in arena of extranet and intranet knowledge management services and products (previously identified as IntelliBank services and products). The Company also has reduced efforts to market the Business Edition of the Electric Library Business service. In addition, the Company has reduced marketing efforts for its domestic marketing partners (previously identified as the Reseller program) for services containing selected Electric Library content and functionality. These changes were made in order to reduce the Company's operating costs and to focus resources on areas the Company believes have the greatest near-term potential.

      Subscription-Based Services

      Electric Library. Leveraging its investment in its information system architecture, the Company continues to enhance and repackage its flagship Electric Library service, developing a product line that the Company believes satisfies the information needs of a diverse and varied customer base.

      Electric Library is a broad research and reference service providing access to a diverse collection of content. Electric Library offers user-friendly graphical interfaces and a powerful natural language search capability that allows users to search an entire content collection simply by asking a question. Results are provided in the form of a list of documents, from which the user can select from the most relevant full-text articles, pictures and other documents. The service's ability to customize searches, combined with the underlying technology and diversity of content, is designed to enable users to satisfy their general and special interest information requirements. Users can pose a question to launch a comprehensive search of the Company's content collection. Query results are returned quickly and users can select the results based on relevancy, size, date or reading level. The Company's graphical user interface offers a familiar, easy-to-use, point-and-click functionality. Clicking on a reference title allows users to download the document or image of interest automatically. The Electric Library service also provides users with the ability to see related Internet content from thousands of Web sites. For advanced users, Electric Library also has a number of search options, including: Boolean search, subject-based searching and fielded searching (by title, author or publication).

      The Company has developed several versions of Electric Library that are marketed through different channels. These versions differ primarily in the interface used and in the content available. A version of Electric Library marketed to schools and libraries has been optimized with a customized interface in order to be more student-friendly, including more educationally-specific content and no advertising. In addition, the service allows institutions to authenticate themselves via an Internet Protocol (IP) address rather than requiring every library patron to enter a user name and password. During 1998, in response to market trends a greater percentage of the Company's licenses were site licenses rather than concurrent user licenses. The Company anticipates closing more district and state contracts, which have a higher price per contract. The Company offers discounts in certain circumstances, including high-volume purchases and site licenses associated with district and state contracts. The end-user edition of Electric Library (the "Electric Library Personal Edition"), based on the original Electric Library service introduced in the first quarter of 1996, is accessible directly over the Internet (at http://www.elibrary.com) and through a variety of marketing partners, including AOL, as Electric Library@AOL Personal Edition.

      Users are able to access the Electric Library Personal Edition through any standard Web browser. The Company markets Electric Library Personal Edition to end-users through paid advertisements as well as through bounty and royalty incentive arrangements. Individual subscriptions, which include a one month free trial, are typically priced at $9.95 per month and offer virtually unlimited consumer usage of the Electric Library service. Annual subscriptions are available for $59.95. See "-- Risk Factors -- We are Dependent on Third Party Sites and Services."

      International Editions. The Company has developed customized versions of Electric Library to meet the needs of marketing partners in Canada (with Rogers Media Inc.), South Korea (with Hankook Compugraphy Ltd.) and the Australia/New Zealand/South Pacific (Australasia) market (with Infosentials, Ltd.). Each of these international editions features a custom interface for that market as well the addition or planned addition of local content. See "-- Risk Factors -- We May Not Be Able to Localize or Market Our Services for the International Market."

      Free Internet Services

      Well aware of the growth and consumer appeal of free Internet content, the Company is actively developing its suite of free Web sites that it believes are consistent with its core mission and which carry the potential to reach far more Internet users than any paid-subscription service.

      Company Sleuth. Introduced in the fourth quarter of 1998, Company Sleuth is designed to make current events-type information about public companies available to anyone with access to the Web. The service is marketed primarily at individual investors or anyone seeking "free, legal, inside" information about U.S. public companies. The service checks various public and subscription-based Web sites and databases on a daily basis for new information in a variety of categories, including: patents, trademarks, Internet domain name registrations, federal litigation, stock prices, insider trading activity, SEC filings and news reports. It aggregates this information and matches it to the personal profiles created by registered users of the service. Company Sleuth offers users the ability to receive daily e-mails informing them of any new items of interest relating to the companies they have entered into their profile. The Company is also considering launching a premium, paid-subscription version of the service that will contain additional information sources and that will allow users to track more and a greater variety of types of companies.

      Other Company Sleuth-Type Services. The Company has announced its intention to launch a new service, Job Sleuth, in the second quarter of 1999. The Job Sleuth service will be marketed primarily at individual job seekers. The service will check various Web-based job databases and match the results to the personal profiles created by registered users of the service. Job Sleuth will offer users the ability to receive daily e-mails informing them of any new jobs that match their profile.

      Acquisition Sites. The Company currently operates two advertising-supported "acquisition sites" that provide selected research-related information to users and that promote usage of the Electric Library. The first of these sites, Researchpaper.com, is an Internet site dedicated to helping students with their term papers. Launched in 1997, Researchpaper.com provides visitors with access to a directory of more than 5,000 term-paper topics in more than 300 subjects, a writing center with more than 100 lessons on writing a research paper. Researchpaper.com provides the Company with a marketing vehicle for the Electric Library service, by allowing the Company to reach the students who are using the site.

      In 1998, the Company launched Encyclopedia.com. Designed as a basic, easy-to-use research tool for anyone on the Web, Encyclopedia.com contains the complete text of The Concise Columbia Encyclopedia - Third Edition. More than 17,000 articles from the encyclopedia have been assembled to provide free, quick and useful information on almost any topic. Through extensive cross-references, users also have the option of expanding their research through direct links to other articles within the Encyclopedia.com site, to other related Web sites and books, as well as to the in-depth archives of the Electric Library service. Encyclopedia.com provides the Company with a cost-effective marketing vehicle for the Electric Library service.

      E-Commerce Based Online Publishing Services

      The Company has, since its founding in 1992, developed a core technological competence in managing large volumes of information, providing robust search capabilities across multiple stored libraries and providing detailed reports of user activity and document usage. E-commerce-based online publishing services are designed for publishers or other content creators who wish to make their own content available for sale online and who wish to outsource the entire operation (or a portion of it) to the Company. The Company converts a publisher's content to a manageable digital format, implements the chosen pricing and billing methodology, readies customer support and implements systems for ongoing service, support and reporting to the publisher.

      The business and management functions of the Company's online publishing services provide publishers and other content creators with an opportunity to effectively market their archival information and to manage that marketing effort with control processes and feedback. The royalty management function records the downloading of published documents and tracks frequency of user access by document over time. The Company believes these records, with their links to subscriber demographics, may be used by its customers in many different ways to meet their needs. The subscriber management function gathers customer information and calculates charges for input in a broad variety of accounting systems. These billing functions are designed to support a variety of pricing options as well as flexible and effective alternatives for processing invoices by credit card or direct invoicing. In February of 1999, the Company announced the launch of a new technology platform for its online publishing business. The Company believes that this new platform will enable it to market its services more effectively to a wide range of publishers and other content creators.

      Currently, the Company has more than a dozen customers for these services, including: The Associated Press, Business Week, Cox Interactive (Atlanta Journal and Constitution, Palm Beach Post, Dayton Daily News and Austin American-Statesman), Newsday, Media General, Inc., The Dallas Morning News, the Denver Rocky Mountain News, the Providence Journal, The Morning Call (Allentown,
PA), Editor & Publisher, and Men's Health.

Content and Publisher Relationships

      The Company believes that the relationships and contracts it maintains with publishers and other content providers are a strategic asset. During 1998, the Company signed more than 80 content licensing contracts covering more than 350 publications and distinct sources. While the Company expects the content available on its services to change from time to time, it believes that its direct licensing relationships will provide stability to the content collection. Nevertheless, the Company may, on a case-by-case basis, enter into relationships with content aggregators to fill specific needs of the Company. For example, as part of development for its business version of Electric Library, the Company in 1998 entered into an agreement to obtain numerous business related titles from one aggregator. The company has subsequently licensed additional business related content to reduce the dependence on this aggregator. At the same time, and in conjunction with its reduced investment in the Business Edition, the Company intends to reduce the content-associated costs of that service. This will likely bring about some changes in the overall amount of content available to those customers. See "--Risk Factors -- We Are Dependent on and May Be Required to Make Significant Payments to Content Providers."

      While the Company continues to seek high-value content to enhance the breadth and depth of the information available on its Electric Library service, it believes that the content licensing agreements it has in place today provide it with sufficient content to effectively market and sell the service into the K-12 market as well as into the end-user market.

      The Company's content licenses allow it to provide access to full-text documents and images from thousands of diverse publications and data sources, including newspapers, wire services, magazines, journals, books, photos, maps, transcripts and great works of literature. The following table shows a partial list of publications and other content sources that the Company has the rights to include in its content collection.

------------------------------------------------------------------------------------------
                                  Magazines and Journals
------------------------------------------------------------------------------------------
Business Week                  Industry Week                  Sports Illustrated

Computerworld                  InfoWorld                      The Economist

Discover Magazine              Maclean's                      The New Republic

Editor & Publisher             Men's Health                   Time

Entertainment Weekly           Money                          Time for Kids

Forbes Magazine                National Review                US News & World Report

Fortune                        National Wildlife              Washington Monthly

Harvard Business Review        Popular Science Mechanic       Wilson Quarterly
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
                                  Newspapers & Newswires
------------------------------------------------------------------------------------------

Associated Press               Independent (UK)               St. Louis Post-Dispatch

Atlanta Journal-Constitution   International Herald Tribune   Reuters

Business Wire                  Los Angeles Times              Toronto Star

Christian Science Monitor      Minneapolis Star-Tribune       UPI

Dallas Morning News            Newsday                        USA Today

------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
                              Television & Radio Transcripts
------------------------------------------------------------------------------------------

ABC World News Tonight         MSNBC Business Video           Congressional Testimony

Good Morning America           Nightly Business Reports       Regulatory Intelligence Data

Morning Edition (NPR)          Nightline (ABC)

------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
                          Reference Works, Photographs and Maps
------------------------------------------------------------------------------------------

Mostly Medical Encyclopaedia   Archive Photos                 Magellan Geographix

The Columbia Encyclopaedia     Index Stock Photography        King James Bible

The World Almanac and Book     Geosystems                     Hoovers Company Capsules and
of Facts                                                      Profiles

NY Library Science Desk        Complete Works of              Reuters
Reference                      Shakespeare
------------------------------------------------------------------------------------------

      The content collection is updated daily, often by satellite or other direct links. The frequency of updates varies with the particular periodical or reference source.

      The majority of content providers are compensated from a standard royalty pool that is based on a percentage of the Company's revenues attributable to its Electric Library and related services. Certain content providers are compensated on a flat-fee basis. Certain agreements with content providers provide for minimum fees or guaranteed payments. Payments to content providers from the royalty pool are based on the number of full-record retrievals by subscribers. They are calculated each calendar quarter according to the percentage of the total retrievals that are attributable to each provider. For example, a provider whose retrievals account for one percent of the royalty pool in a given quarter will receive one percent of that quarter's royalty pool. Certain of the Company's content provider agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations and may be terminated by the content provider under certain circumstances, including the failure of the Company to make certain minimum payments. These agreements are typically non-exclusive and vary in length of term, with terms ranging from one to five years. With certain exceptions, the agreements automatically renew at the end of their terms unless prior written notification is given. See "-- Risk Factors -- We Are Dependent on and May Be Required to Make Significant Payments to Content Providers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

      In addition to the content the Company licenses directly from content providers, the Company also accesses certain Web-based content in some of its services including, for example, Company Sleuth. The Company accesses Web-based content primarily by searching selected third party Web sites for relevant content and then providing links to that content from the Company's services. In most cases, clicking on the link to that content takes a user of the Company's services directly to the third party Web site where the content is located. Typically, the Company pays no fee or a nominal fee for these links to content on third party Web sites. See "--Risk Factors - We Are Dependent on and May Be Required to Pay for Some Web-Based Content."

Markets and Customers

      The Company's educational customers include libraries, schools and other educational institutions, its end-user customers are individuals and its e-commerce online publishing services customers include corporations, publishers and other content creators. As of March 1999, the Company had approximately 75,000 individual paying subscribers, or customers, for its online reference services. In March 1999, the Company had more than 3,600 contracts covering approximately 11,000 institutions for the use of Electric Library. As of March 1999, the Company also had approximately 100,000 registered users of its Company Sleuth service. No single customer of the Company accounted for more than 10% of the Company's consolidated revenue for the fiscal year ended December 31, 1998.

      The Electric Library product line addresses three broad markets: (i) educational, including schools, libraries and other educational organizations;
(ii) end-user; and (iii) international. E-commerce based online publishing primarily address the publishers and other content creators market for e-commerce. In 1998, approximately half of the Company's revenues were derived from the educational market, and together with revenues from the end user market, international market, and other revenue from Electric Library sales aggregated 83% of revenues.

      Educational

      The Company currently targets three segments within the educational market: kindergarten through grade twelve schools ("K-12 schools"), public libraries, and colleges and universities. The Company believes the educational market for its services is large and growing, with an increasing number of K-12 schools, public libraries and colleges and universities making investments in technology and connectivity that will enable them to access the Company's services. The educational market business is seasonal, particularly in the K-12 market. Most schools make purchasing commitments in the spring for the following school year, releasing funds in the fall, at the start of the school year. In 1998, the Company introduced a version of Electric Library to address the information and research needs of elementary schools.

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

      End-User

      A primary marketing goal of the Company is to acquire customers in a cost efficient manner and is to create a strong brand identity as a leading online reference service. The Company's content collection and online reference services are designed to be easy to use by both adults and children and are targeted to fulfill a broad range of reference and research requirements. The Company believes that the growth of the Internet and online services market will continue to expand the potential market for its services among end-users. See "-- Risk Factors -- We Are a Relatively New Company" and "--Risk Factors -- We Operate in a New and Developing Market."

      International

      The Company believes that as international Internet penetration rates rise, there is a significant market for country-specific versions of the Electric Library service to serve both the educational and end-user markets. See "-- Risk Factors -- We May Not Be Able to Localize or Market Our Services for the International Market."

      E-Commerce Online Publishing

      As publishers and other content creators enter the online information markets, the Company believes there is a growing need for cost-effective e-commerce online publishing services. The Company believes that this need provides a means to strengthen relationships with current content providers as well as identify opportunities for new content provider relationships. Target customers for the Company's online publishing services are publishers and other content creators who wish to publish and manage information online, either externally for customers or internally for corporate purposes. The Company has entered into more than a dozen agreements for such services. See "-- Services -- Content Management and Custom Archive Services."

Customer Service and Support

      The Company believes customer service and support are critical to its objectives. Through submission of online feedback forms, customers can provide the Company with valuable feedback each time they use Electric Library. During 1998, the Company received and responded to an average of more than 20,000 e-mails and 5,000 phone calls each month. The Company believes that the customer feedback received to date reflects a high level of customer satisfaction. The Company has a customer service department which, as of March 1999, consisted of 19 people. The technical support coordinators provide centralized support for all users. The billing services teams provide centralized support for all billing-related inquiries.

Sales and Marketing

      The Company's primary marketing goal is to attract and retain customers for its various services, to build a strong customer following, and to create a strong brand identity as a leading Internet information company. In particular, a key marketing and sales effort in 1999 is to focus on renewing a high-percentage of its one-year education contracts sold in 1998. In the end-user market, the Company generally structures strategic alliances with marketing partners that include bounty and royalty incentives to reward partners for both attracting new subscribers and cultivating loyal and frequent users of its services. See " --Risk Factors -- We May Not Be Able to Retain Our Customers or Maintain the Price of Our Services."

      Direct Sales

      The Company currently utilizes its own sales force to sell educational and corporate site licenses for Electric Library and to market its content management services to publishers and other content creators. The educational sales force focuses its efforts on making telephonic sales calls and in-person presentations, and on exhibiting the Company's services at key educational product trade shows. In 1999 the Company initiated a program designed to more closely track and target large district and state educational contracts. In addition, the educational sales force responds to school and library inquiries generated by users of the Company's end-user reference services.

      Marketing

      The Company's most significant marketing efforts are aimed at attracting new customers, educational and end-user alike, to its online reference service, Electric Library. In 1998, the Company reached an agreement to place Electric Library Personal Edition and Electric Library Business Edition as anchor tenants on AOL's "Research and Learn" and "WorkPlace" channels, respectively. Electric Library is also the featured "Research Service" on Wired Digital Inc.'s HotBot search and directory service, generating significant Web site visits and product trials. The Company also has bounty relationships with several Web sites in which the Company pays the Web sites a bounty for every visitor that results in a trial of Electric Library. The Company believes that these bounty programs are a cost-effective means of acquiring customers and intends to pursue additional similar relationships.

      The Company is also focused on creating awareness of and generating traffic for its Company Sleuth service. The Company currently promotes Company Sleuth on several Internet sites including Raging Bull, Morningstar, Earnings Whispers, Stocks.com and Ask Jeeves, through paid advertisements as well as through bounty incentive arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "-- Risk Factors -- We May Need More Money" and "-- Risk Factors -- We Are Dependent on Third Party Sites and Services."

      International Sales

      The Company has an active international sales and product development department that pursues marketing agreements with international partners. See " -- Risk Factors -- We May Not Be Able to Localize or Market Our Services for the International Market."

Technology

      The Company's base technology comprises technologies proprietary to the Company in combination with those licensed from third parties, including components of the Company's basic search, digital signature and online publishing software. The Company's Electric Library technology runs on a distributed, scaleable, and open information search and retrieval system that currently supports thousands of concurrent users, and millions of page impressions daily. The system is easy to use and enables users to access and search the Company's extensive database and receive rapid responses to their queries. The Company's online publishing e-commerce product is built on a massively parallel, highly scaleable, low cost and high efficiency architecture that is compliant with significant Internet standards. This technology is used as the basis for a service for publishers and other content creators who wish to have their own complete online information service. This technology is accessible as intranet, extranet or Internet information delivery systems. The Company also invented new technologies to support its Company Sleuth product, which encompasses deep search and retrieval of changes to Internet Web sites that provide highly relevant results to registered users of the service. During 1998, the Company's technical operations and development expenses were $7.6 million. See "-- Risk Factors -- We Are at Risk for System or Service Failures or Inadequacies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's technology is characterized by the following important features:

      Capacity and Scalability. The Company's products are based on individual, multi-threaded, and distributed architectures that allow for vast scalability. (Scalability is the ability of a computer system to maintain high user performance and low cost per transaction as the system's size, volume and transactions grow, as well as take full advantage of the growth.) The Company's products rank in the top 150 most trafficked sites on the Internet, and the Company's products serve up millions of pages daily in a low-cost, high performance manner. The modular structure of the Company's products and software allows separation by flexible application programming interfaces (or APIs), which permits the system to be expanded rapidly at low cost in order to maintain rapid response times as the Company's content collection and user base grow. This modularity also allows the addition or replacement of multiple components, such as e-commerce, search and retrieval or database engines, without changing the entire system.

      Content Management. The Company's content management capability facilitates the integration and delivery of a broad variety of content types and sources. This capability includes software filters that transform managed content (from publishers) and unmanaged content (from Web sites) into a unified and standard format for loading into the company's databases. As a result, the Company can accept multiple data sources, including print or digital media, in multiple formats, such as XML, SGML, ASCII or major graphic formats, and can accommodate real-time digital and streaming data feeds.

      Time to Market. The Company's base technology provides the ability to take a new product from inception to production quickly.

      E-Commerce Specialization. The Company's e-commerce specialization allows the Company's products to leverage a common e-commerce transaction processing capability. This has allowed packaging of documents in monthly and annual subscriptions, as well as in multi-user, multiple duration packs, including support of transactions in multiple currencies.

      Technology Licensed From Third Parties. The Company licenses certain software from third parties, including components of the basic search software used by the Company. See "-- Risk Factors -- We Are Dependent on Proprietary Technology" and "-- Risk Factors -- We Are Dependent on Excalibur Technologies Corporation."

Electric Library

      The Company's Electric Library technology is characterized by the following features:

      Search Accuracy. The Company's search technology is designed to optimize search precision (finding the right answers) rather than recall (finding all possible answers). A proprietary algorithm evaluates the syntactical structure of the query and analyzes parts of speech to determine the context and meaning of the question as a basis for relevancy scoring. Documents are returned to the user ranked in order of relevancy.

      Ease of Use and Flexible Architecture. The Company's technology delivers flexibility for the product developer and for the end-user. Products targeted to a broad or specific marketplace can be quickly defined and implemented with minimal testing, thereby decreasing time to market. Electric Library's award-winning system interface can be accessed through any Web browser, or through the Company's enhanced Windows version of its client software (created for Windows 98/95/NT and Windows 3.1) as well as a custom Macintosh version of its client software. The Company has invested in a dispatch-based, distributed architecture that has allowed system capacity to more than double in the past year with a linear capacity fulfillment growth curve. The APIs support a broad spectrum of ease-of-use features such as the "Recurring Themes" feature, and the "Go to Best Part" button that transports users to the most relevant parts of a retrieved article. In addition, the APIs support advanced searches, document categorization and a server-based dictionary and thesaurus.

      Recurring Themes Technology. Infonautics' recurring themes algorithm allows the user to view the major themes that are embedded in the results returned from the searches they have performed. Based on a statistical match of results that return in real-time, combined with an auto-subjecting technology engine creates a set of ancillary results that provide more depth into the results users ask.

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

Online Publishing Product

      The Company introduced a new e-commerce product aimed at the online publishing market, in the first quarter of 1999. This product, based extensively on open Web protocols, dramatically reduces the time to market to go online for any publisher, sometimes reducing time to market from months to weeks. The online publishing product provides a foundation architecture that is modular, structured and implemented in components, resulting in highly scaleable, rapid deployment publishing solutions.

      The online publishing product supports multiple industry-standard content formats, and stores them in an XML (extensible markup language) format. A flexible administration interface allows publishers to make changes to their Web sites without requiring significant intervention from the information technology departments of their companies.

      The online publishing product supports multiple e-commerce models and formats. The product's modular architecture provides flexibility in a combination of transaction models that are currently used in the Internet marketplace.

Competition

      The information services industry is intensely competitive with many of the Company's competitors having significantly greater resources or experience than the Company. With respect to its end-user services, the Company competes directly or indirectly with other information services and sources, including consumer online reference services (such as Encyclopedia Britannica, Microsoft's Encarta Online Library and Northern Light ); educational database providers and content aggregators (such as EBSCO, Information Access Company, UMI and Newsbank); CD-ROM encyclopedias and other reference sources (such as Encyclopedia Britannica, Microsoft Encarta, World Book and Comptons

Multimedia Encyclopedia); publishers offering online or Internet access to their own content; Internet search service companies; and individually-maintained Web sites on the Internet.

      In the area of free Internet services, the Company currently believes that Company Sleuth is a unique service. However, it does compete in the broad market for Internet-based business information with a variety of free and paid information sources on the Internet.

      With respect to its e-commerce online publishing services, the Company competes primarily with one other provider of online archive services, MediaStream, Inc., a subsidiary of Knight Ridder. See "-- Risk Factors -- We Have Competition."

Licenses and Intellectual Property

      The Company relies on a combination of the intellectual property laws of patents, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in its services. The Company has received thirteen United States patents and has one additional United States patent that is pending. The Company may consider filing international patent applications in the future under the appropriate circumstances. The Company has secured federal trademark registrations in the United States for the trademarks Electric Library (one registration) and Infonautics (three registrations) and seven trademark applications are either pending or published. The Company has secured twenty trademark registrations in certain foreign countries and the European Community for the trademarks Electric Library and Infonautics and has filed applications to register the trademarks Electric Library and Infonautics in ten countries and the European Community. Thirteen of these trademark applications are either pending or published. The Company will continue to evaluate the registration of additional trademarks, as appropriate. The Company has not to date registered any of its copyrights in the United States or elsewhere. The Company also relies on applicable federal law and state law for the protection of its trade secrets within the United States. See "-- Risk Factors -- We Are Dependent on Proprietary Technology."

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

Regulatory Environment and Public Policy

      The Company is not currently subject to direct regulation by any government agency in the United States, other than the laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, commerce on the Internet. The Company believes it is currently in compliance with such laws and regulations and that they do not have a material impact on its operations. Due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of such laws and regulations may be adopted with respect to commercial online services and the Internet, which may cover issues such as user privacy, pricing, taxation and the characteristics and quality of products and services. For example, the Company may be subject to the provisions of the Communications Decency Act of 1996 (the "CDA"). Although portions of the CDA were struck down as unconstitutional by the United States Supreme Court, in a ruling dated June 26, 1997, other portions of the CDA remain in effect, and the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined; however, it is possible that the CDA (or a successor to it) could expose the Company to substantial liability. The CDA or other laws and regulations could decrease the growth of commercial online services and the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business or otherwise have a material adverse effect on the Company. See "-- Risk Factors -- We May Be Subject to Government Regulation and Legal Uncertainties."

Employees

      As of February 28, 1999, the Company had 164 full-time employees and 11 part-time and hourly employees. From time to time, the Company also employs independent consultants to support its research and development, marketing and support departments. None of the Company's employees are currently covered by collective bargaining agreements. Management considers employee relations to be good.

      The Company's consulting relationships include Howard L. Morgan and Israel
J. Melman, who are directors of the Company. Effective January 31, 1999, the Company and Israel J. Melman terminated his consulting agreement with the Company.

Risk Factors

      You should consider carefully the following factors in addition to the other information contained or incorporated by reference in this Annual Report on Form 10-K.

We Have a History of Losses and Expect Future Losses

      Since our company was founded, we have a history of losses and have had a negative cash flow. As of December 31, 1998, we experienced cumulative net losses of about $60.1 million, with net losses of about $13.8 million, $17.4 million and $17.4 million, respectively, for each of the years ended December 31, 1996, December 31, 1997 and December 31, 1998. We can offer no assurance that our company will ever be profitable.

We Are a Relatively New Company

      We began operating in November 1992 and introduced our first online service early in 1995. Our online services generated total net revenue of about $1.1 million in 1996, $5.9 million in 1997 and $11.6 million in 1998. This represents 81%, 86% and 78% of our revenues, respectively, in 1996, 1997 and 1998. Our content management and custom archive services and any licensing of our core technology generated revenues of $272,000 in 1996, $937,000 in 1997 and $2.6 million in 1998. This represents 19%, 13% and 17% of our revenues, respectively, in 1996, 1997 and 1998. We must expand distribution and achieve market penetration for our services in order to achieve revenue growth. Further, we must continue to upgrade and add technologies to our existing and new services to achieve revenue growth.

We Operate in a New and Developing Market

      We operate in a new and rapidly evolving market that has an increasing number of other companies that compete with us either directly or indirectly. Because the market for our services is new and evolving and because we are a relatively new company, we do not know the growth rate of these markets, if any. Therefore, we cannot predict whether we will be able to develop markets for our services. If we do not develop markets or develop markets slower than expected, our results may suffer.

We May Need More Money

      At December 31, 1998, we had $3.3 million in cash and $5.6 million in working capital deficit. We anticipate that we will have enough money to continue operating for at least the next 12 months. If we do need more money, we may be able to obtain it through additional equity financing, debt financing or other sources, but this may result in significant dilution to existing shareholders.

      Also, we may make strategic decisions that could negatively affect us. In March 1998, we entered into a multi-year, multi-million dollar marketing agreement with America Online, Inc. Pursuant to this agreement, we must pay $4 million to AOL for placement fees and the Company has paid $1.2 million of this amount in 1998. We may not make enough money under this agreement to cover the associated expenses. In this event, we would have a shortfall which would negatively affect us.

We May Be Unable to Sustain a Trading Market for Our Stock

      Effective January 5, 1999, our stock is traded on the Nasdaq SmallCap Market. We must maintain certain standards in the Nasdaq Stock Market listing requirements to stay listed on the Nasdaq SmallCap Market. We may not be able to continue to meet these standards. If we do not continue to meet these standards, our stock may be traded on the over-the-counter market. If our stock is traded on the over-the-counter market, our shareholders would have less liquidity. In addition, we would be less visible in the public markets.

We Have Competition

      There are many entities, both public and private, including companies with greater resources and name recognition that are or may become competitors of ours. Many of these companies have substantially greater experience and larger existing customer bases than we do. Accordingly, our competitors may succeed in:

      o     responding more quickly to new or emerging technologies;

      o     responding more rapidly to changes in customer requirements;

      o devoting greater resources to the development, promotion and sale of their products or services than us; and

      o establishing relationships with content providers that have not entered into agreements with us.

      Competitors may succeed in developing services and products which are superior to ours and also may prove more successful in marketing their products or services to the same customers we intend to market our products or services to. Also, our competitors may be more successful in obtaining agreements with our content providers. Moreover, if our strategic partners' products fail, it could affect us negatively as our success is partially dependent on the success of our relationship with our strategic partners.

We Are Dependent on Third Party Sites and Services

      We have entered into agreements with third parties in order to acquire new subscribers for our Electric Library service. Typically, these agreements provide our Electric Library service with promotion and placement on the third parties' web sites. These agreements usually require us to pay the third parties a fixed fee plus a variable fee based on the number of qualified users who enroll for our service.

In some cases, we pay only a variable fee. Examples of these agreements include our Interactive Marketing Agreement with America Online, Inc., our Distinguished Provider Services Agreement with Netscape Communications Corporation, and our Wired Digital, Inc. agreement (for the HotBot search engine). Some of our third party agreements have one and two year terms and may only be terminated early in certain cases. Others may be terminated on short notice by either us or the third party. One or more of these agreements may not generate enough revenue to cover the associated costs, and a significant shortfall could negatively affect us. Additionally, one or more of these agreements may not be renewed. If they are not renewed, this could reduce our acquisition rate for new subscribers, which could also negatively affect us.

We Are Dependent on and May Be Required to Make Significant Payments to Content Providers

      We have relationships with content providers that are fundamental to our goal of becoming a leading online reference service. To date, we have entered into supply agreements with various content providers, including publishers, to provide information for use in our reference services. Certain of these agreements contain limits on the use of the content, including limits in certain distribution channels or in certain geographic locations and generally may be terminated by either party upon:

      o breach of any material obligation, if the breach remains uncured within a specified number of days after written notice; or

      o a bankruptcy, insolvency or similar filing, if the filing is not withdrawn within a specified number of days.

      The content providers may unilaterally terminate some of the agreements under certain circumstances, including our failure to make certain minimum payments. In addition, the agreements are typically non-exclusive and vary in length of term, ranging from one to five years. Finally, we also obtain representations from our publishers and content providers in these agreements as to the ownership of licensed content and obtain indemnification to cover any breach of any of these representations.

      Our future success also partially depends on our ability to license additional content on a cost-effective basis and to maintain our existing relationships with our content providers, which we may not be able to do. We are reducing our reliance on content aggregators and concurrently are contracting directly with publishers. As a result, from time to time, there may be changes in the number of publications available on our services. Nevertheless, we may on a case-by-case basis, enter into relationships with third-party content aggregators to fill our specific needs. In addition, the combination of contracting directly with publishers and our overall effort to increase the content available under our Electric Library service will result in an increase in data preparation costs. We believe that the possible reduction of content or the increase in data preparation costs will not negatively affect us but we are not certain.

      In addition, while fees payable to our content providers constitute a significant portion of our cost of revenues, we are not sure that the content providers will be satisfied with the revenue received through our arrangements. Nor are we sure that content providers will enter into prospective agreements with us. If we must increase the fees payable to our content providers, we may be negatively affected.

We Are Dependent on and May Be Required to Pay for Some Web-Based Content

      We license content from publishers and other sources for our Electric Library services. We also access and provide links to Web-based content in our Company Sleuth service (and other Company Sleuth-type services). We access this content mainly by searching selected Web sites and then providing links to relevant content from Company Sleuth. Usually, we pay no fee, or a small fee, for accessing

Web-based content in this manner. Our ability to continue to use Web-based content in this manner for free, or for small fees, is fundamental to our goal of providing free, or low cost, Internet-based products and services. If we are not able to continue to access and provide Web-based content like we have been, we may be negatively affected. For example, if we have to pay fees or develop technology in order to access and provide Web-based content, our costs will rise. If we are not able to access and provide Web-based content on favorable terms, we may be negatively affected in our ability to deliver Company Sleuth service (and other Company Sleuth-type services).

We May Not Be Able to Retain Our Customers or Maintain the Price of Our Services

      Our Electric Library marketing strategy and objectives depend in part on our ability to retain and renew customers, especially in the educational market, after their subscription period has ended. In the educational market, renewals depend on many factors. These include the funding available for educational customers to license services like Electric Library and the availability of competitive services. In the end-user market, industry experience indicates that a significant number of subscribers to our services will likely end their subscriptions over time, but tend to be replaced by new subscribers. Also, we may reduce the selling price of our online reference services due to factors such as increased competition or loss of customers. If our retention and renewal rates or pricing decreases significantly, our results may suffer.

We Are at Risk for System or Service Failures or Inadequacies

      We have occasionally suffered failures of the computer hardware and software and telecommunications systems that we use to deliver our services to customers. These failures have caused interruptions in the services our customers receive from us. Also, the growth of our customer base, content base or both may strain the systems we use to deliver our service to customers to the point where the system may perform poorly or fail. Any such delay or failure to the systems we use to deliver our services to customers would negatively affect us. We are also dependent on the ability to maintain our systems in effective working order and to protect it against damage from:

      o     fire;
      o     natural disaster;
      o     power loss;
      o     telecommunications failure; or
      o     similar events.

      All of the systems we use to deliver our services to customers (except for external telecommunications systems) are located at our headquarters facilities in Wayne, Pennsylvania. Although we maintain property insurance, claims could exceed the coverage obtained.

      We, along with our customers, test and perform quality assurance efforts in connection with our services. We may, however, find errors in our services or our service upgrades that could result in:

      o     loss of or delay in market acceptance and sales;
      o     diversion of development resources;
      o     injury to our reputation; or
      o     increased service and support costs.

Our Quarterly Results May Fluctuate

      We expect to experience significant fluctuations in future quarterly operating results that may be caused by:

      o     demand for our services;
      o introduction or enhancement of services and products by us and our competitors;
      o     market acceptance of new services;
      o     the mix of distribution channels through which services are sold;
      o     the mix of services sold;
      o     seasonality of the online services and educational markets; and
      o     general economic conditions.

      Therefore, we believe that comparing our quarterly results will not necessarily be informative and is not an indication of future performance.

We Are Dependent on Proprietary Technology

      Our success depends on proprietary software technology and software developed by us and licensed from third parties. We have decreased our dependence on and have some alternatives to certain third party technology and software. We may not, however, be able to license similar technology at a comparable cost.

      In order to establish and protect our proprietary rights in our services, we rely on patents, trademarks, copyrights and trade secrets. We also routinely enter into confidentiality and non-disclosure agreements with our employees, consultants, advisors and partners. However, these parties may not honor these agreements. Further, we may not successfully protect our rights to unpatented trade secrets, know-how and confidential information. Others may also independently develop substantially equivalent or even superior proprietary information and techniques, or otherwise gain access to our trade secrets, know-how and confidential information. While we believe that our services and the proprietary rights developed or licensed to us do not infringe on the rights or others, we cannot be sure that others will not bring an infringement claim against us or those licensing information to us. Any patents we now hold, or any patents that may issue from patent applications we file, may not be broad enough to protect what we believe are our proprietary rights. Also, any current or future patents may not give us any competitive advantages. The U.S. Patent and Trademark Office or a private party could institute an interference proceeding relating to our patents or patent applications. We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. We may also incur substantial costs in asserting our intellectual property rights against others.

      Laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. As the nature of online services and the Internet is global, we cannot control the ultimate destination or our services. Policing the unauthorized use of our technology and proprietary rights is often difficult and expensive anywhere in the world.

We Are in an Industry that Is Subject to Rapid Technological Change

      The information services, software and communications industries are characterized by:

      o     rapid technological change;
      o     changes in customer requirements;
      o     frequent new product and service introductions; and
      o     enhancements and emerging industry standards.

      The introduction of new technologies and the emergence of new industry standards and practices can render our existing products and services obsolete and unmarketable. Additionally, it could require us to make significant unanticipated investments in research and development. We are dependent, in part, on our ability to keep pace with:

      o     the latest technologies and technological development;
      o     changing customer requirements; and
      o     frequent new product introductions.

We Are Dependent on Our Personnel and Must Effectively Manage Our Growth

      We are highly dependent on the performance of our executive officers and key employees. Some of our officers and all of our other employees have not entered into employment agreements with us. There is intense competition for qualified personnel. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key technical, managerial and sales personnel in a timely manner, would be detrimental to our business. Furthermore, we may incur substantial expenses in connection with hiring and retaining employees.

      We must manage our operations effectively while responding to constant changes in both technology and the markets where we compete if we are to grow in the future. Our results will suffer if we cannot manage growth effectively.

We Are Dependent on Excalibur Technologies Corporation

      Excalibur Technologies Corporation licenses to us components of the basic search software we use. Excalibur may not continue to support or maintain the software adequately and may terminate the arrangement with us. Our agreement with Excalibur terminates January 31, 2010. It may be terminated early by either party upon breach of any material obligation, after a notice period. We believe, however, that we could find replacement suppliers to provide us with comparable software within a reasonable timeframe if Excalibur became unable to adequately supply the software to us. If we are unable to find replacement suppliers that could offer us comparable software on similar terms, our business will be negatively affected.

We Are Dependent on the Internet

      Our success depends, in part, on the continued expansion of the Internet and its network infrastructure. The Internet may not continue to expand as quickly as needed to continue to be a viable commercial marketplace because of factors that may inhibit its ability to handle increased levels of activity, such as:

      o inadequate development of the necessary infrastructure (i.e., a reliable network backbone);
      o delayed development of complementary products and technologies (i.e., high speed modems and security procedures for financial transactions); and
      o delays in the development or adoption of new standards and protocols (i.e., the next-generation Internet protocol).

      Our business will suffer if the Internet does not expand as quickly as needed to continue be a viable commercial marketplace. Moreover, our business may be negatively affected by critical issues concerning online services and the Internet, including:

      o     security;

      o     cost;
      o     ease of use and access;
      o     property ownership; and
      o     other legal liability issues.

We May Be Subject to Government Regulation and Legal Uncertainties

      We are not subject to direct regulation by any U.S. government agency other than the laws and regulations applicable to businesses generally. Also, there are few laws or regulations directly applicable to access to or commerce on the Internet. We believe such laws and regulation do not seriously affect our operations and that we are in compliance currently with such laws. Governments may adopt laws or regulation in the future with respect to commercial online services and the Internet, which may cover issues such as:

      o     user privacy;
      o     pricing;
      o     taxation; and
      o     the characteristics and quality of products and services.

      For example, provisions of the Communications Decency Act of 1996 may apply to us. Although portions of the Communications Decency Act were struck down as unconstitutional by the U.S. Supreme Court, other portions of it remain in effect. We do not know the manner in which the remaining portions of the Communications Decency Act will be enforced or its effect on our operation. It is possible that the Communications Decency Act (or a successor to it) will expose us to substantial liability. This Act or other laws and regulations enacted within the United States or outside could decrease the growth of commercial online services and Internet content and activity. This could decrease the demand for our services while increasing our cost of doing business.

      Although transmission of our services primarily originates in Pennsylvania, the Web is global in nature. Therefore, governments of other states and foreign countries might try to regulate our transmissions or prosecute us for violations of their laws. We may incur substantial costs in responding to charges of violations of local laws by state or foreign governments. Moreover, existing United States and foreign laws and regulations could expose us to substantial liability in areas such as:

      o     intellectual property ownership;
      o     defamation;
      o     personal privacy;
      o     obscenity; and
      o     export restrictions.

      In such case, our content providers, other licensors or insurance may not indemnify us. For example, governmental entities or private parties may sue us for:

       o    copyright or trademark infringement;
       o    defamation;
       o    negligence; or
       o theories based on the nature and content of the materials we made available.

      Although we maintain general liability insurance, claims could exceed the coverage obtained or could not be covered by our insurance. In addition, we obtain representations from our publishers and content providers as to the ownership of licensed informational content and obtain indemnification to cover any breach of these representations. We still may not receive accurate representations or adequate compensation for any breach of such representations. We will be negatively affected by claims which are not covered by indemnification.

We May Incur Costs Related to the Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we experienced very few problems related to Year 2000 testing and those requiring immediate modification have been fixed in our day-to-day operating environment. We do not believe that we have material exposure to the Year 2000 issue with respect to our information systems since our existing systems correctly define the Year 2000.

      We are currently conducting an analysis to determine the extent to which others have Year 2000 issues. These include our major suppliers' systems (insofar as they relate to our business), including the systems of credit card processors, telecommunications providers, and we are currently unable to predict the extent to which the Year 2000 issue will affect our suppliers, or the extent to which we would be vulnerable to our suppliers' failure to remediate any Year 2000 issues on a timely basis. We would be negatively affected by the failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with our systems. In addition, most of our customers pay with credit cards, and our operations may be materially adversely affected to the extent our customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

We May Not Be Able to Localize or Market Our Services for the International
Market

      We are seeking to license our services internationally in order to increase our growth and markets. Our success in the international market may depend, in part, on our ability to create localized versions of our services and market them internationally. We may not be able to localize or market our services internationally in all cases and the costs for doing so may be significant. Our revenues from international activities may not be enough to cover our costs for doing business internationally and we may face new and existing competitors internationally.

      We do not have significant experience in localizing and marketing our services internationally. We are also subject to many difficulties inherent in doing business internationally, such as:

      o     compliance with regulatory requirements;
      o     export restrictions;
      o export controls relating to technology, tariffs and other trade barriers;
      o     protection of intellectual property rights;
      o     difficulties in staffing and managing international operations;
      o     longer payment cycles;
      o     problems in collecting accounts receivable;
      o     political instability;
      o     fluctuations in currency exchange rates; or
      o     potentially adverse tax consequences.

      Any or all of these factors could cause our results to suffer.

Our Stock Price May Vary Significantly

      The price of our stock has varied significantly at times and may continue to do so. There may be several factors contributing to this behavior, including:

      o     quarterly results of operations;
      o announcements of new technologies or new services by us or our competitors;
      o changes in financial estimates and recommendations by securities analysts;
      o the operating and stock price performance of other companies that investors may view as comparable to us; and
      o     news relating to trends in our markets.

      The stock market in general, and the market for Internet-related companies in particular, have experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our stock to drop, regardless of our performance.

ITEM 2. PROPERTIES

      The Company's headquarters are currently located in approximately 40,000 square feet of office space in Wayne, Pennsylvania. The leases expire in 2000 and 2001, with some of the space having three-year renewal options. The Company leases approximately 2,400 square feet in New York, New York used as a content and publisher relations office. In the fourth quarter of 1998, the Company canceled a sublease which had been used as a sales office in California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

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

      The following table sets forth certain information concerning the executive officers of the Company* :

Name                                 Age  Position
----                                 ---  --------

David Van Riper ("Van") Morris......  44  President and Chief Executive Officer

Joshua M. Kopelman..................  27  Executive Vice President, Secretary
                                          and co-founder

Federica F. O'Brien.................  41  Acting Chief Financial Officer

William R. Burger...................  41  Vice President, Content and Media
                                          Services

Gerard J. Lewis, Jr.................  38  Vice President, General Counsel and
                                          Assistant Secretary

Alan S. Preston.....................  37  Vice President, Human Resources

Cedarampattu ("Ram") Mohan..........  30  Vice President, Technology

      Van Morris has been President and Chief Executive Officer of the Company since March 31, 1998. Mr. Morris originally joined the Company as President and Chief Operating Officer in September 1995. From 1992 until he joined the Company, Mr. Morris held various vice president and general management positions at Legent Corporation, a systems management software company.

      Joshua M. Kopelman, a co-founder of the Company in 1991, is Executive Vice President and

----------
* Effective December 1, 1998, James T. Beattie, a former executive officer and Vice President of the Company, ended his employment with the Company.

Secretary of the Company. In addition, Mr. Kopelman is responsible for the Company's sales and marketing functions of the Company's newest product, Company Sleuth.

      Federica F. O'Brien joined the Company as Director of Finance in June 1996. Ms. O'Brien was appointed Acting Chief Financial Officer upon the resignation of the previous CFO in June 1998. Prior to joining Infonautics, Ms. O'Brien was a Business Assurance Manager with Coopers & Lybrand L.L.P. and is a certified public accountant.

      William R. Burger joined the Company as Vice President, Content and Media Services in January 1997. From July 1995 to January 1997, Mr. Burger was director of new media development and educational initiatives at AT&T's Messaging, Wireless and Multimedia group, where he was responsible for introducing voice-messaging services into primary and secondary schools as part of the AT&T Learning Network. From 1981 to May 1995, Mr. Burger was employed by Newsweek Magazine where he held a number of positions, including senior editor, senior writer and foreign correspondent.

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

      Alan S. Preston was named Vice President of Human Resources in January 1999. From November 1996 to December 1998, Mr. Preston served the Company as Director of Human Resources. Prior to joining the Company in November 1996, Mr. Preston was an HR Consultant with The Rosen Group, Inc., a full-service human resource solutions company. From 1992 to 1996, Preston was Executive Vice President of the Phi Kappa Sigma Foundation, Inc., an international collegiate organization that provides leadership development and educational scholarships and services to its membership.

      Ram Mohan was named Vice President of Technology in January 1999. From May 1997 to December 1998, Mr. Mohan served the Company as Director of Software Product Development. Mr. Mohan was hired in 1995 as a senior Engineer. Prior to joining the Company, Mr. Mohan worked with First Data Corporation, Unisys Corporation and KPMG Peat Marwick in a variety of engineering, technical and leadership positions. He was involved with computer networking technologies, massively parallel real-time systems, as well as early work on Microsoft's Object Linking and Embedding technology.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Class A Common Stock of the Company has traded on The Nasdaq Stock Market under the symbol INFO since the Company's initial public offering on April 30, 1996. As of January 5, 1999, the Company's Common Stock has traded on the Nasdaq SmallCap Market.

      Prior to that time, there was no public market for the Company's Class A Common Stock. The following table sets forth the high and low last reported sale prices for the Company's Class A Common Stock for the period indicated as reported by The Nasdaq Stock Market.

         Year  Fiscal Quarter Ended                             High      Low
         ----  --------------------                             ----      ---

         1997  March 31, 1997        .......................   4.625     1.875

               June 30, 1997         .......................    3.75     1.625

               September 30, 1997    .......................   3.625     1.844

               December 31, 1997                                3.00      1.75

         1998  March 31, 1998        .......................   5.625     1.875

               June 30, 1998         .......................   7.938     2.625

               September 30, 1998    .......................   4.438     1.938

               December 31, 1998                               7.094     1.250

      As of March 17, 1999, the Company had approximately 197 shareholders of record and 6,823 beneficial owners.

      The Company has not declared or paid dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The selected data presented below under the caption Consolidated Statements of Operations Data with respect to each of the three years in the period ended December 31, 1998 and under the caption Consolidated Balance Sheet Data at December 31, 1998 and 1997, are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                Year Ended December 31,
                                         --------------------------------------------------------------
                                             1994         1995         1996         1997        1998
                                             ----         ----         ----         ----        ----

Consolidated Statements of                        (in thousands, except share and per share data)
Operations Data:
Revenue ................................ $       --   $      448   $    1,441   $    6,832   $   14,925
                                         ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of revenues .....................         --          282          822        2,641        4,384
  Customer support expenses ............         --          146          324          578        1,093
  Technical operations and
    development expenses ...............      2,009        3,554        5,210        6,272        7,606
  Sales and marketing expenses .........         --        1,979        6,142       10,674       14,835
  General and administrative expenses ..      1,581        1,982        3,927        5,029        4,609
                                         ----------   ----------   ----------   ----------   ----------
    Total costs and expenses ...........      3,590        7,943       16,425       25,194       32,527
                                         ----------   ----------   ----------   ----------   ----------

Loss from operations ...................     (3,590)      (7,495)     (14,984)     (18,362)     (17,602)

Interest income (expense), net .........       (109)          14        1,198        1,003          154
                                         ----------   ----------   ----------   ----------   ----------

Net loss ............................... $   (3,699)  $   (7,481)  $  (13,786)  $  (17,359)  $  (17,448)
                                         ==========   ==========   ==========   ==========   ==========
Loss per common share-basic
and diluted ............................ $    (1.21)  $    (1.51)  $    (1.61)  $    (1.83)  $    (1.77)
                                         ==========   ==========   ==========   ==========   ==========

Weighted average number of common and
equivalent shares outstanding ..........  3,069,800    4,940,400    8,549,800    9,491,600    9,830,900
                                         ==========   ==========   ==========   ==========   ==========

                                                                                December 31,
                                                  ------------------------------------------
                                                  1994      1995      1996     1997     1998
                                                  ----      ----      ----     ----     ----
                                                                (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and investments ......  $   718   $   962   $27,379  $12,997  $  3,268
 Working capital (deficit) ...................     (224)   (1,514)   25,841    7,163    (5,561)
 Total assets ................................    1,254     2,532    30,227   18,794    10,192
 Long-term obligations, net of current portion      204       138        --      404       577
 Shareholders' equity (deficit) ..............       51      (549)   27,688   10,460    (3,298)

----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Item 7 contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources and capital, the number of subscribers, gross margins, current and future expenses, future revenues and shortfall in revenues, contract pricing and pricing uncertainty, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in number of sales personnel, capital expenditures, the effects of the AOL Agreement on the Company, Year 2000 expenses, seasonality, Electric Schoolhouse, and operating results . Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in Part I, Item 1 of this Annual Report on Form 10-K.

Overview

      Infonautics is an Internet information company that serves the needs of selected markets. The Company provides premium, subscription-based online information services to the educational and end-user markets as well as a free, advertising supported Web-based service to registered users. It also supplies e-commerce-based online publishing services to publishers and other content creators who wish to offer their content for sale over the Web directly to customers. The Company's educational customers include libraries, schools and other educational institutions, its end-user customers are individuals and its e-commerce based online publishing customers include publishers and other content creators.

      The Company's largest revenue-generating service, Electric Library, was introduced to the end-user market in the first quarter of 1996, followed thereafter by a version designed for the educational market where it is sold to schools, libraries and other educational institutions. Leveraging its investment in its information system architecture, the Company continues to enhance and extend its flagship Electric Library service, with particular emphasis on the needs of the educational market.

      In October of 1998, the Company entered the market for free, advertising supported Internet-based content services with the launch of Company Sleuth. Company Sleuth aggregates hard to find current events-type information on publicly traded companies for the use of registered users to the service, and provides those users with daily e-mail updates to new content as it becomes available. This service produced no revenues during 1998, but has begun to generate advertising and other associated revenues beginning in 1999.

      In late 1998, the company determined that it will no longer actively pursue new business in the arena of extranet and intranet knowledge management services and products (previously identified as IntelliBank services and products). The Company also has reduced efforts to market the Business Edition of the Electric Library Business service. In addition, the Company has reduced marketing efforts for its domestic marketing partners (previously identified as the Reseller program) for services containing selected Electric Library content and functionality. These changes were made in order to reduce the Company's operating costs and to focus resources on areas the Company believes have the greatest near-term potential. While 1999 sales comparisons to the prior years will be somewhat impacted by the Company curtailing its direct sales efforts to the IntelliBank market, the Company also eliminated the related marketing and development costs. The Company also reduced its headcount and certain other operating costs, primarily as part of this focus.

      During 1998, sales growth was achieved in both the educational and end-user markets for Electric Library, with increases in the number of schools and libraries served and the number of individual subscribers. Revenues increased as well in the Company's online publishing division, with an increase in the number of publishers who contracted with the Company to host and maintain their online archives. New sales bookings and revenues also increased for the Company's other lines of business, including some of which the Company has chosen to withdraw for 1999.

      Revenue from educational institutions is recognized ratably over the term of the contract. During 1998, in response to market trends a greater percentage of the Company's licenses were site licenses rather than concurrent user licenses. The Company anticipates closing more district and state contracts, which have a higher price per contract. The Company offers discounts in certain circumstances, including high-volume purchases and site licenses associated with district and state contracts. Revenues from online monthly end-user subscriptions are recognized in the month the subscription service is provided, and for annual end-user subscriptions, revenues are recognized ratably over the term of the subscription. Potential individual subscribers are given the first month free as a trial period, after which the Company typically charges a fee of $9.95 per month for monthly subscriptions and $59.95 per year for annual subscriptions, both for virtually unlimited consumer usage. Revenue from contracts for online publishing hosting services are recognized ratably over the term of the contract. Revenue from implementation or integration services associated with online publishing agreements are recognized upon customer acceptance.

      Content providers are compensated from a royalty pool which is funded in accordance with applicable contract provisions. "See Business -- Content and Publisher Relationships."

      The Company's current and future expense levels are based largely on the Company's estimates of future revenues and are to a certain extent fixed. The Company has recently decreased certain expenses, but may not be able to further significantly decrease expenses. Additionally, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, the agreement reached with AOL, which provides for the Company's online service to be marketed within AOL, may not generate adequate revenues to cover the remaining fixed payments required as part of the agreement. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have a material adverse effect on the Company. See "Business -- Recent Developments," "Business -- Risk Factors -- We Are a Relatively New Company," "Business -- Risk Factors -- We May Need More Money" and "Business -- Risk Factors -- We are Dependent on Third Party Sites and Services."

Results of Operations

      Revenues. Revenue was $14.9 million in 1998, $6.8 million in 1997 and $1.4 million in 1996, representing an increase of 118% in 1998 and more than 370% increase in 1997. An amount of $500,000 was included in revenues for 1997, which was received in 1995 as consideration for limited exclusivity contained in a marketing agreement. During 1997 this amount was recognized as the period of exclusivity ended, and the Company had no further obligation under the marketing agreement. This amount is excluded for period to period comparisons, and comparison of expenses as a percentage of revenues.

      Educational revenue accounted for $7.0 million or 47% of revenue in 1998, $2.1 million or 31% of revenue in 1997 and $144,000 or 10% of revenue in 1996. The Company had over 3,200 educational contracts at December 31, 1998, compared with 1,400 educational contracts at December 31, 1997 and

160 at December 31, 1996. The 3,200 contracts cover approximately 10,500 institutions.

      End-user revenue accounted for $4.7 million or 31% of revenue in 1998, $3.8 million or 55% of revenue in 1997, $1.0 million or 71% of revenue in 1996. Electric Library had approximately 60,000 subscribers at December 31, 1998 as compared to 47,000 subscribers at December 31, 1997 and 10,500 subscribers at December 31, 1996.

      Content management and custom archive services (referred to as e-commerce online publishing in 1999) revenue was $857,000 or 5% of revenue in 1998, compared to $580,000, or 9% in 1997, and $272,000, or 19% in 1996.
Content management and custom archive services revenue was generated from primarily archive services while in 1996, the revenue was generated from a technology license. The Company had 9 archive customers at December 31, 1998 compared to 5 in 1997 and 2 in 1996.

      Extranet and intranet knowledge management services (Intellibank) revenue was $1.7 million, or 12% of revenue in 1998, compared to $357,000, or 5% of revenue in 1997. There was no Intellibank revenue in 1996. While 1999 sales comparisons to the prior years will be somewhat impacted by the Company curtailing its direct sales efforts to the IntelliBank market, the Company has also eliminated the related marketing and development costs.

      Other revenue was $700,000, or 5% of revenue in 1998. The comparable revenue amounts in 1997 were less than $100,000. Other revenue consists of sales of the Electric Library through international partners and through partners in the US. During 1998, the Company signed agreements with companies to sell Electric Library to end users in Canada, Australia and Korea. The services in Canada and Australia began during 1998. These agreements provide for the Company to earn minimum guaranteed revenues over the term of the agreement. These minimum revenues are being earned ratably over the term of each agreement.

      As of December 31, 1998, deferred revenue amounted to $8.3 million. This is an increase of $4.3 million over a balance of $4.0 million at December 31, 1997. This increase is attributable to increased customer commitments. The deferred revenue balance of $8.3 million includes revenue to be recognized from institutional contracts, annual end-user subscriptions and contracted archive services. Deferred revenue at December 31, 1998 consists of $7.0 million related to educational subscriptions, $826,000 from end-user subscriptions and $512,000 from international agreements.

      Cost of revenues. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, communication costs associated with the delivery of the online services, as well as performance based bounties paid to Web sites to obtain trials. Cost of revenues was $4.4 million, $2.6 million and $823,000, and gross margins were 71%, 61% and 43%, in 1998, 1997 and 1996, respectively. The absolute dollar increase in cost of revenue for each period primarily reflects costs incurred to provide services to an increased number of users. The improvement in gross margin as a percentage of revenues in 1998 was primarily due to a change in the revenue mix, with 78% of revenues derived from Internet services in 1998, compared to 87% in 1997. Revenue from Internet services have royalty costs as well as bounties, compared to a higher gross margin on content management, custom archive, and knowledge management contracts. The improvement in the gross margin was also from the effect of the prior years restructuring of certain agreements with hardware, software and content providers, as well as the Company spreading its fixed costs over more contracts.

      Customer Support. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback, and centralized support for all billing-related inquiries. Customer support expenses were $1,093,000 in 1998, $578,000 in 1997 and $324,000 in 1996, representing an increase of 89% in 1998 and 78% in 1997. As a percentage of revenue, customer support expenses were 7% in 1998, 9% in 1997 and 22% in 1996. The absolute dollar increases resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. As a percentage of revenues, customer support costs declined in 1998 as the staffing levels were able to support a greater number of users. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

      Technical Operations and Development. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expense, data conversion costs, as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. Technical operations and development expenses were $7.6 million in 1998, $6.3 million in 1997 and $5.2 million in 1996, representing an increase of 21% in 1998 and 20% in 1997. The absolute dollar increases each year were largely due to the Company's enlargement of the technical operations and development staff in order to support increased activities as well as improvements and upgrades in the Company's services which included Electric Library `98 that was launched in October 1997. The Company did not incur any material costs to launch of its new product, Company Sleuth.

      The level of technical operations and development expenses may continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that a possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

      Sales and Marketing. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $14.8 million in 1998, $10.7 million in 1997 and $6.1 million in 1996, representing an increase of 39% in 1998 and 74% in 1997. The principal reasons for the increase in absolute dollars was growth in the Company's sales and marketing personnel, the continued efforts to increase sales and expand distribution channels and expansion of general and targeted promotional activities, such as the agreement with AOL in 1998. As a percentage of sales, sales and marketing costs were 99%, 156% and 426% of revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease of costs as a percentage of sales is a result of the Company's cost reduction efforts, lower costs associated with renewals, and the effect of earlier period efforts to build up the sales force achieving results in 1998. The Company opened and closed a sales office in California during 1998. While the number of sales people increased during the year, the headcount was lowered by the end of 1998. The Company does not anticipate significantly increasing its sales force during 1999.

      General and Administrative. General and administrative expenses consist primarily of expenses for content, administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $4.6 million in 1998, $5.0 million in 1997 and $3.9 million in 1996, representing a decrease of 8% in 1998 and an increase of 28% in 1997. The increase in 1997 and the subsequent decrease in 1998 were the result of costs associated with the staffing and costs incurred with the Electric Schoolhouse project in 1997, which were in excess of the severance costs recognized in 1998 when the project was spun off to the former chairman of the board who resigned in February 1998. (See Note 8 of Notes to Consolidated Financial Statements for agreement with Marvin Weinberger.) The Company does not anticipate that general and administrative expenses will increase significantly.

      Interest Income, net. Interest income, net was approximately $154,000 in 1998, $1.0 million in 1997 and $1.2 million in 1996, a decrease of 85% in 1998 and 16% in 1997, resulting from the decrease in cash and investments. During 1996, the Company received net proceeds upon the closing of the Company's initial public offering and private placement of Class C Common Stock. Interest income was approximately $15,000 in 1995, from interest earned on proceeds from the sale of the Company's Class A Common Stock in that year. The Company had interest expense of approximately $139,000 and $40,000 in 1998 and 1997, respectively, from its obligation under capital leases.

      Income taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception. As of December 31, 1998, the Company had approximately $49.6 million in Federal net operating loss carryforwards. The federal net operating losses will expire beginning in 2008 through 2018 if not utilized. The state net operating losses of $4 million will expire beginning in 2005 if not utilized. See Note 5 of Notes to Consolidated Financial Statements. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

Liquidity and Capital Resources

      To date the Company has funded its operations and capital requirements through proceeds from the private sale of equity securities, its initial public offering, proceeds from the issuance of preferred stock and, to a lesser extent, operating leases. In February 1999, the Company also raised funds through issuance of convertible debt. For the remainder of 1999, the Company believes it will be able to fund its operations through existing cash and cash generated through operations. There can be no assurance, however, that the Company will meet its planned budget will not have a shortfall in cash collections, or will meet projected expenditures, any of which could require the Company to sell additional debt or equity securities, or seek other financing.

      The Company had cash, cash equivalents and investment balances of approximately $3.3 million at December 31, 1998 and $13.0 million at December 31, 1997. The Company had a working capital deficiency of approximately $5,561,000 at December 31, 1998. This working capital deficiency includes a deferred revenue amount of approximately $7.8 million. The Company raised an additional $3.0 million in July 1998 through a convertible preferred stock offering and another $3.0 million in February 1999 through convertible debt, to supplement its working capital. Previously it has been disclosed that the Company has an option to secure an additional $2.0 million in equity capital from the same investor but this option was canceled in February 1999. See Note 10 to the Consolidated Financial Statements.

      Working capital requirements are financed through a combination of internally generated cash flow from operating activities, which fluctuate significantly during the year due to the seasonal nature of the Company's business, managing terms with vendors and to date equity financing. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including, but not limited to, the availability of cash flows from operations, managing terms with vendors, and the availability of equity or working capital, each of which may fluctuate from time to time and are subject to change on short notice. If any such sources of liquidity were unavailable or substantially reduced, the Company would explore other sources of liquidity. There can be no assurance that other sources of liquidity would be available or available on terms acceptable to the

Company. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including but not limited to the rate of increases in end-user and educational subscribers and online publishing contracts. The Company's current and future expense levels are based largely on the Company's estimates of future revenues and are to a certain extent fixed. The Company has recently decreased certain expenses, and may not be able to significantly decrease expenses further. Additionally, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If the cash and cash equivalents balance and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities, or seek other financing. The sale of additional equity or debt securities, if available, could result in dilution to the Company's shareholders. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful, this could have a material adverse effect on the Company.

      The Company used cash in operations of approximately $11.7 million, $12.7 million and $14.0 million for 1998, 1997 and 1996, respectively. The decrease in 1998 is due to increased cash collections from customers. In 1997, the increase in use of cash in operations was due primarily to the Company's operating losses.

      Net cash provided by investing activities was $9.8 million in 1998 compared to cash used in investing activities of $1.7 million in 1997 and $12.7 million in 1996. The increase in cash provided in 1998 is directly a result of investments maturing during the year which were used in operations. The Company used $853,000 for capital expenditures in 1998. In 1997, net cash was provided by the net redemption of $620,000 of investments and $2.3 million was used for capital expenditures. In 1996, the net use of cash was primarily made for the purchase of $11.3 short-term investments and $1.4 million for capital expenditures.

      The Company's principal commitments at December 31, 1998 consisted of commitments under royalty license and other agreements (including AOL), as well as obligations under operating and capital leases. See Note 9 of Notes to Consolidated Financial Statements. In connection with the AOL Agreement entered into during March 1998, the Company is committed to pay AOL $4 million in placement fees. The Company paid $1.2 million to AOL in 1998. In March 1999, AOL and the Company amended the AOL Agreement to revise the payment schedule for placement fees. The Company paid $223,000 at execution of the amendment. The Company's revised payment terms require monthly payments of $223,000 March 1999 through July 1999, and $500,000 due in August 1999, $500,000 in September 1999, and $500,000 due in February 2000. In addition, to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues. There can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company. See "Business -- Recent Developments" and "Business -- Risk Factors -- We are Dependent on Third Party Sites and Services."

      Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. As of December 31, 1998, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of less than $500,000 for 1999, a portion of which the Company will try to finance through equipment leases, although there can be no guarantee the Company will obtain lease financing. The Company does not anticipate that any Year 2000 issues will require any significant expenditures.

      Net cash provided by financing activities was $2.8 million in 1998, $653,000 in 1997, and $41.7 million in 1996. The Company raised $3.0 million on July 22, 1998 in a private placement of 3,000 shares of Preferred Stock. See
Note 6 to the Consolidated Financial Statements. In February 1999, the Company raised an additional $3 million through the issuance of convertible debt. The Company utilized a sale-leaseback arrangement to finance the purchase of certain equipment in 1997. On April 29, 1996, the Company completed an initial public offering of its Class A Common Stock in which 2,250,000 shares of Class A Common Stock were sold at a price of $14.00 per share, with net proceeds of approximately $28.7 million. On February 26, 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock (which converted into shares of Class A Common Stock upon the closing of the initial public offering), with net proceeds of approximately $12.9 million.

Year 2000 Compliance

The Year 2000 problem arises because many currently installed computer systems and software programs accept only two-digit (rather than four-digit) entries to define the applicable year and as a result are not able to distinguish 21st century dates from 20th century dates. Commencing in the year 2000, this could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, an inability to provide services, process transactions, send invoices or engage in similar normal business activities. The Company's review of its Year 2000 compliance covers the information technology systems used in the Company's operations ("IT Systems"), the Company's non-IT Systems, such as building security, voice mail and other systems and the computer hardware and software systems used by the Company's customers who use the Company's products and services ("Products"). The Company currently anticipates that its Year 2000 review will cover the following phases:
(i) identification of all Products, IT Systems, and non-IT Systems; (ii) identification of and communication with the Company's significant suppliers, customers, vendors and business partners whose failure to remedy their own Year 2000 problems will affect the Company; (iii) assessment of repair or replacement requirements; (iv) repair or replacement; (v) testing; (vi) implementation; and
(vii) creation of contingency plans in the event of Year 2000 failures. The project is being managed internally and the Company currently plans to complete its Year 2000 review by the second quarter of 1999.

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

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-I (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and adopted no later than January 1, 1999. The Company does not expect the adoption of SOP 98-1 to have a material effect on its results of operations, financial position or cash flows.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. The Company has not had foreign currency translation adjustments to date.

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

Electric Schoolhouse

In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC that will pursue the Company's Electric Schoolhouse project. Performance of certain obligations under the February 1998 agreement remains to be completed, and the Company continues to attempt to finalize with Electric Schoolhouse, LLC performance of these obligations. These obligations include, for example, the Company's 10% equity interest in Electric Schoolhouse, LLC, which as a result of capital restructuring by Electric Schoolhouse, LLC may result in the Company owning less than a 10% equity interest, and the issuance by the Company of 125,000 shares of Class A Common Stock to Mr. Weinberger and the filing of a Form S-3 for such shares. In addition, under the February 1998 agreement, Electric Schoolhouse, LLC shall repay the Company for certain expenses and costs. The Company is attempting to finalize a revised repayment schedule with Electric Schoolhouse, LLC for the collection of these amounts, repayment for which was originally due on September 30, 1998 under the February 1998 agreement and remains outstanding. The Company has agreed in substance to net the amounts due to and due from Electric Schoolhouse, LLC, leaving approximately $171,000 to be repaid to the Company. See Note 8 of Notes to Consolidated Financial Statements.

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

          3. Exhibits. See (c) below.

      (b) Reports on Form 8-K
       The Company filed a report on Form 8-K on October 19, 1998 attaching its press release of that date announcing its third quarter financial results and its appeal to Nasdaq regarding the possible delisting of its shares of Class A Common Stock from the Nasdaq National Market System. The Company filed no other reports on Form 8-K during the quarter ended December 31, 1998.

      (c) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.  Description
-----------  -----------

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

             Inc. and the persons whose signatures appear on the counterpart signature pages thereto (incorporated by reference to Exhibit 10.19 to the Form S-1 Registration Statement)

10.21*** Software License Agreement dated June 27, 1994 between Infonautics, Inc. and Conquest Software Corp. (succeeded by Excalibur Technologies Corporation) (incorporated by reference to Exhibit
             10.21 to the Form S-1 Registration Statement)

10.22* Agreement of Lease dated June 14, 1994, as amended January 27, 1995, June 30, 1995 and November 13, 1995 (each incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement), April 18, 1996 and May 22, 1996 (each incorporated by reference to
             Exhibit 10.25 to the 1996 Form 10-K), April 14, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997), September 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1997) and November 17, 1997* between Infonautics, Inc. and West Valley Business Trust

10.23*** Interactive Marketing Agreement dated as of March 10, 1998 between Infonautics Corporation and America Online, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.24 Electric Schoolhouse Agreement dated as of February 12, 1998 between Infonautics, Inc. and Marvin I. Weinberger (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.25 Amendment to Software License Agreement dated as of January 31, 1998 between Infonautics Corporation and Excalibur Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

21*          Subsidiaries

23*          Consent of PricewaterhouseCoopers LLP

24           Powers of Attorney (included as part of the signature page hereof)

27.1*        Financial Data Schedule

----------
*     Filed herewith.
**    Compensation plans and arrangements for executive officers and others.
*** Portions of these exhibits were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

Copies of the exhibits are available to shareholders (upon payment of a fee to cover the Company's expenses in furnishing exhibits) from Gerard J Lewis, Jr. Vice President, General Counsel and Assistant Secretary, Infonautics, Inc., 900 West Valley Road, Suite 1000, Wayne, Pennsylvania 19087.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFONAUTICS, INC.


Date: March 30, 1999                   By: /s/ David Van Riper Morris
                                           ---------------------------
                                           David Van Riper Morris
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints David Van Riper Morris his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report and in each case to file the same, with all exhibits thereto and other documents in connection therewith and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Name                               Capacity                       Date
----                               --------                       ----


/s/ David Van Riper Morris         Principal Executive Officer    March 30, 1999
------------------------------
David Van Riper Morris


/s/ Federica F. O'Brien            Principal Financial and        March 30, 1999
------------------------------     Accounting Officer
Federica F. O'Brien


/s/ Israel J. Melman               Director                       March 30, 1999
------------------------------
Israel J. Melman


/s/Howard L. Morgan                Director                       March 30, 1999
------------------------------
Howard L. Morgan


/s/Lloyd N. Morrisett              Director                       March 30, 1999
------------------------------
Lloyd N. Morrisett

/s/Barry Rubenstein                Director                       March 30, 1999
------------------------------
Barry Rubenstein


/s/Marvin I. Weinberger            Director                       March 30, 1999
------------------------------
Marvin I. Weinberger


/s/Lester Wunderman             Director                       March 30, 1999
------------------------------
Lester Wunderman


/s/Brian Segal                     Director                       March 30, 1999
------------------------------
Brian Segal

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

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

10.10*** Employment Agreement dated as of November 24, 1997 between Infonautics, Inc. and Gerard J. Lewis, Jr.

10.11**      Form of Indemnification Agreement (incorporated by reference to
             Exhibit 10.9 to the Form S-1 Registration Statement)

10.13** Royalty Agreement dated as of January 1, 1993 between Infonautics, Inc. and Joshua Kopelman (incorporated by reference to Exhibit
             10.11 to the Form S-1 Registration Statement)

10.15** Consulting agreement effective as of March 1, 1993, as amended February 1, 1994 and February 1, 1996 between Infonautics, Inc. and Howard Morgan (incorporated by reference to Exhibit 10.14 to the Form S-1 Registration Statement)

10.16 Agreement of Termination and Assignment dated October 30, 1992 between Telebase Systems, Inc. and Marvin Weinberger and Lawrence Husick and Bill of Sale dated April 19, 1993 between Infonautics, Inc. and Marvin Weinberger (incorporated by reference to Exhibit
             10.15 to the Form S-1 Registration Statement)

10.17 Agreement dated March 24, 1993 between Infonautics, Inc. and Lawrence Husick (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement)

10.18 Amended and Restated Registration Rights Agreement dated as of February 7, 1996 by and among Infonautics, Inc. and Zero Stage Capital II-Central Pennsylvania, L.P., Keystone Venture IV, L.P., 21st Century Communications Partners, L.P., 21st Century Communication Foreign Partners, L.P. and 21st Century Communications T-E Partners, L.P. and other individuals and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement)

10.19 Amended and Restated Piggyback Registration Rights Agreement dated as of February 7, 1996 by and among Infonautics, Inc. and 21st Century Communications Partners, L.P., 21st Century Communication Foreign Partners, L.P. and 21st Century Communications T-E Partners, L.P., VIMAC & Co. Nominee Trust and Meridian Venture Partners and the other individuals and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 10.18 to the Form S-1 Registration Statement)

10.20 Registration Rights Agreement dated as of February 8, 1996 by and among Infonautics, Inc. and the persons whose signatures appear on the counterpart signature pages thereto (incorporated by reference to Exhibit 10.19 to the Form S-1 Registration Statement)

10.21*** Software License Agreement dated June 27, 1994 between Infonautics, Inc. and Conquest Software Corp. (succeeded by Excalibur Technologies Corporation) (incorporated by reference to Exhibit
             10.21 to the Form S-1 Registration Statement)

10.22* Agreement of Lease dated June 14, 1994, as amended January 27, 1995, June 30, 1995 and November 13, 1995 (each incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement), April 18, 1996 and May 22, 1996 (each incorporated by reference to
             Exhibit 10.25 to the 1996 Form 10-K), April 14, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997), September 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1997) and November 17, 1997* between Infonautics, Inc. and West Valley Business Trust

10.23*** Interactive Marketing Agreement dated as of March 10, 1998 between Infonautics Corporation and America Online, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.24 Electric Schoolhouse Agreement dated as of February 12, 1998 between Infonautics, Inc. and Marvin I. Weinberger (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.25 Amendment to Software License Agreement dated as of January 31, 1998 between Infonautics Corporation and Excalibur Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

21*          Subsidiaries

23*          Consent of PricewaterhouseCoopers LLP

24           Powers of Attorney (included as part of the signature page hereof)

27.1*        Financial Data Schedule

----------
*     Filed herewith.
**    Compensation plans and arrangements for executive officers and others.
*** Portions of these exhibits were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                INFONAUTICS, INC.

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS
                     as of December 31, 1996, 1997 and 1998

                  THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY.

                                INFONAUTICS, INC.

                   Index To Consolidated Financial Statements
                        and Financial Statement Schedule

                                                                       Pages
                                                                       -----

Report of Independent Accountants                                       F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998            F-3

Consolidated Statements of Operations for the years ended
        December 31, 1996, 1997 and 1998                                F-4

Consolidated Statements of Shareholders' Equity (Deficit) for
        the years ended December 31, 1996, 1997 and 1998                F-5

Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1997 and 1998                                F-6

Notes to Consolidated Financial Statements                           F-7-F-22

Schedule II - Valuation and Qualifying Accounts, for the years
       ended December 31, 1996, 1997 and 1998                          F-23

Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Infonautics, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Infonautics, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

February 12, 1999

                                INFONAUTICS, INC.

                           Consolidated Balance Sheets
                           December 31, 1997 and 1998

                                                                                1997            1998
                                                                                ----            ----
                                     ASSETS
Current assets:
     Cash and cash equivalents                                              $  2,301,933    $  3,267,811
     Short-term investments                                                   10,095,504              --
     Receivables:
        Trade, less allowance for doubtful accounts of $32,566 in 1997
              and $65,740 in 1998                                              1,742,070       2,934,597
        Other                                                                    154,397         305,121
     Prepaid royalties                                                           290,214         397,849
     Prepaid expenses and other assets                                           508,913         446,492
                                                                            ------------    ------------

                 Total current assets                                         15,093,031       7,351,870

Property and equipment, net                                                    3,019,908       2,572,617
Long-term investments                                                            600,000              --
Other assets                                                                      80,729         267,885
                                                                            ------------    ------------

                 Total assets                                               $ 18,793,668    $ 10,192,372
                                                                            ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of obligations under capital lease                     $    297,538    $    356,898
     Accounts payable                                                          1,275,500       1,929,598
     Accrued expenses                                                          1,642,421       1,484,934
     Accrued royalties                                                           674,723       1,334,669
     Deferred revenue                                                          4,039,752       7,807,016
                                                                            ------------    ------------

                 Total current liabilities                                     7,929,934      12,913,115

Noncurrent portion of obligations under capital lease                            404,107          47,209
Noncurrent portion of deferred revenue                                                --         530,256
                                                                            ------------    ------------

                 Total liabilities                                             8,334,041      13,490,580
                                                                            ------------    ------------

Commitments and contingencies

Shareholders' equity (deficit):
     Series A Convertible Preferred Stock, no par value, 5,000 shares authorized, 283 shares issued and outstanding at
           December 31, 1998                                                          --         258,483
     Class A common stock, no par value; 25,000,000 shares authorized;
           one vote per share; 9,391,627 and 11,522,692 shares issued and
           outstanding at December 31, 1997 and 1998, respectively                    --              --
     Class B common stock, no par value; 100,000 shares authorized,
           issued and outstanding                                                     --              --
     Additional paid-in capital                                               53,360,221      56,666,439
     Deferred compensation                                                      (250,000)       (125,000)
     Accumulated deficit                                                     (42,650,594)    (60,098,130)
                                                                            ------------    ------------

                 Total shareholders' equity (deficit)                         10,459,627      (3,298,208)
                                                                            ------------    ------------

                 Total liabilities and shareholders' equity (deficit)       $ 18,793,668    $ 10,192,372
                                                                            ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements of Operations
              for the years ended December 31, 1996, 1997 and 1998

                                                         1996            1997            1998
                                                         ----            ----            ----
Revenues                                             $  1,441,651    $  6,831,731    $ 14,924,567
                                                     ------------    ------------    ------------

Cost and expenses:
     Cost of revenues                                     822,745       2,641,198       4,384,362
     Customer support expenses                            323,898         578,212       1,093,212
     Technical operations and development expenses      5,209,975       6,271,514       7,605,669
     Sales and marketing expenses                       6,141,962      10,674,468      14,834,567
     General and administrative expenses                3,926,853       5,029,100       4,608,715
                                                     ------------    ------------    ------------

              Total costs and expenses                 16,425,433      25,194,492      32,526,525
                                                     ------------    ------------    ------------

Loss from operations                                  (14,983,782)    (18,362,761)    (17,601,958)

Interest and other income                               1,197,562       1,044,204         293,919
Interest expense                                               --         (40,481)       (139,497)
                                                     ------------    ------------    ------------

              Net loss                               $(13,786,220)   $(17,359,038)   $(17,447,536)
                                                     ============    ============    ============

Loss per common share - basic and diluted            $      (1.61)   $      (1.83)   $      (1.77)
                                                     ============    ============    ============

Weighted average shares outstanding - basic and
        diluted                                         8,549,800       9,491,600       9,830,900
                                                     ============    ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                INFONAUTICS, INC.

            Consolidated Statements of Shareholders' Equity (Deficit)
              for the years ended December 31, 1996, 1997 and 1998

                                                                      Common Stock                     Preferred Stock
                                                     --------------------------------------------   -----------------------
                                                             Class A                Class B
                                                     ----------------------   -------------------
                                                       Shares     Par Value    Shares   Par Value    Shares        Amount
                                                     ----------   ---------   -------   ---------   --------    -----------
Balance at December 31, 1995                          5,935,748          --   100,000          --         --             --
Sale of stock                                         3,451,086          --        --          --         --             --
Deferred compensation                                        --          --        --          --         --             --
Amortization of deferred compensation                        --          --        --          --         --             --
Notes collected                                              --          --        --          --         --             --
Other                                                     2,523          --        --          --         --             --
Net loss for the year                                        --          --        --          --         --             --
                                                     ----------   ---------   -------   ---------   --------    -----------

Balance at December 31, 1996                          9,389,357          --   100,000          --         --             --
Amortization of deferred compensation                        --          --        --          --         --             --
Other                                                     2,270          --        --          --         --             --
Net loss for the year                                        --          --        --          --         --             --
                                                     ----------   ---------   -------   ---------   --------    -----------

Balance at December 31, 1997                          9,391,627          --   100,000          --         --             --
Amortization of deferred compensation                        --          --        --          --         --             --
Exercise of employee stock options                      103,287          --        --          --         --             --
Issuance of stock to former CEO                         125,000          --        --          --         --             --
Sale of preferred stock                                      --          --        --          --      3,000    $ 2,950,139
Warrants issued in connection with preferred stock           --          --        --          --         --       (261,000)
Accretion of preferred stock                                 --          --        --          --         --         48,493
Conversion of preferred stock                         1,902,778          --        --          --     (2,717)    (2,479,149)
Net loss for the year                                        --          --        --          --         --             --
                                                     ----------   ---------   -------   ---------   --------    -----------

Balance at December 31, 1998                         11,522,692          --   100,000          --        283    $   258,483
                                                     ==========   =========   =======   =========   ========    ===========

                                                                                       Notes and                          Total
                                                      Additional                         Stock                        Shareholders'
                                                        Paid-In       Accumulated    Subscriptions      Deferred          Equity
                                                        Capital        Deficit         Receivable     Compensation      (Deficit)
                                                     ------------    ------------    -------------    ------------    ------------
Balance at December 31, 1995                         $ 11,313,997    $(11,505,336)   $    (357,478)             --    $   (548,817)
Sale of stock                                          41,526,095              --               --              --      41,526,095
Deferred compensation                                     500,000              --               --    $   (500,000)             --
Amortization of deferred compensation                          --              --               --         125,000         125,000
Notes collected                                                --              --          357,478              --         357,478
Other                                                      14,253              --               --              --          14,253
Net loss for the year                                          --     (13,786,220)              --              --     (13,786,220)
                                                     ------------    ------------    -------------    ------------    ------------

Balance at December 31, 1996                           53,354,345     (25,291,556)              --        (375,000)     27,687,789
Amortization of deferred compensation                          --              --               --         125,000         125,000
Other                                                       5,876              --               --              --           5,876
Net loss for the year                                          --     (17,359,038)              --              --     (17,359,038)
                                                     ------------    ------------    -------------    ------------    ------------

Balance at December 31, 1997                           53,360,221     (42,650,594)              --        (250,000)     10,459,627
Amortization of deferred compensation                          --              --               --         125,000         125,000
Exercise of employee stock options                        216,037              --               --              --         216,037
Issuance of stock to former CEO                           398,525              --               --              --         398,525
Sale of preferred stock                                        --              --               --              --       2,950,139
Warrants issued in connection with preferred stock        261,000              --               --              --              --
Accretion of preferred stock                              (48,493)             --               --              --              --
Conversion of preferred stock                           2,479,149              --               --              --              --
Net loss for the year                                          --     (17,447,536)              --              --     (17,447,536)
                                                     ------------    ------------    -------------    ------------    ------------

Balance at December 31, 1998                         $ 56,666,439    $(60,098,130)              --    $   (125,000)   $ (3,298,208)
                                                     ============    ============    =============    ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1997 and 1998

                                                                      1996            1997            1998
                                                                      ----            ----            ----
Cash flows from operating activities:
      Net loss                                                    $(13,786,220)   $(17,359,038)   $(17,447,536)
      Adjustments to reconcile net loss to cash provided by
              (used in) operating activities:
          Depreciation and amortization                                487,780       1,096,353       1,499,837
          Provision for losses on accounts receivable                   48,799          86,181          33,174
          Amortization of deferred compensation                        125,000         125,000         125,000
          Severance and related costs                                       --              --         398,525
          Changes in operating assets and liabilities:
              Receivables:
                  Trade                                               (296,963)       (385,024)       (542,656)
                  Other                                                187,594         (35,356)       (125,724)
              Prepaid and other assets                                (462,278)       (168,733)       (232,370)
              Accounts payable                                         443,452         (19,384)        454,098
              Accrued expenses                                      (1,091,064)      1,322,940        (157,487)
              Accrued royalties                                         90,812         450,284         659,946
              Deferred revenue                                         296,129       2,173,905       3,614,374
                                                                  ------------    ------------    ------------
                      Net cash used in operating activities        (13,956,959)    (12,712,872)    (11,720,819)
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
      Purchases of property and equipment                           (1,372,825)     (2,321,326)       (852,445)
      Purchases of short-term investments                          (11,546,956)    (22,086,548)     (7,789,936)
      Purchases of long-term investments                                    --        (600,000)             --
      Proceeds from maturity of short-term and long-term
              investments                                              232,000      23,306,000      18,485,440
                                                                  ------------    ------------    ------------
                      Net cash used in investing activities        (12,687,781)     (1,701,874)      9,843,059
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
      Net proceeds from issuance of common stock and
              warrant                                               42,027,826           5,876              --
      Proceeds from exercise of stock options                               --              --         216,037
      Net proceeds from issuance of preferred stock and
              warrants, net                                                 --              --       2,950,139
      Proceeds from sale - leaseback of equipment                           --         766,504              --
      Payments on capital lease obligations                                 --         (64,860)       (297,538)
      Payments under note payable - funding agreement                 (232,437)             --              --
      Loans to officer and employees                                   (48,500)        (55,000)        (25,000)
                                                                  ------------    ------------    ------------
                      Net cash provided by financing activities     41,746,889         652,520       2,843,638
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                15,102,149     (13,762,226)        965,878
Cash and cash equivalents, beginning of period                         962,010      16,064,159       2,301,933
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period                          $ 16,064,159    $  2,301,933    $  3,267,811
                                                                  ============    ============    ============
Supplemental disclosure of cash flow information and
          noncash investing and financing activities:
      Cash paid for interest expense                              $     58,916    $     27,378    $    120,865
      Noncash items:
          Equipment capital leases                                          --    $    766,504              --

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                INFONAUTICS, INC.

                   Notes to Consolidated Financial Statements

1.    The Company:

      Infonautics, Inc. (the "Company" or "Infonautics") is an Internet information company that serves the needs of selected markets. The Company provides premium, subscription-based online information services to the educational and end-user markets, through the Company's online service, Electric Library, as well as a free, advertising supported Web-based service to registered users, through the Company's online service, Company Sleuth. Electric Library is marketed to educational institutions (schools and libraries and other educational institutions) and to its end-user customers (individuals). The Company's e-commerce online publishing services, formerly referred to as content management and custom archive services, make use of the Company's technology, systems-operations and customer-care functions to provide e-commerce archive services to publishers who wish to make their content available on the Internet. The Company operates as a single segment throughout North America.

2.    Summary of Significant Accounting Policies:

            Principles of Consolidation:

      The consolidated financial statements include the accounts of Infonautics, Inc. and its wholly-owned subsidiaries (collectively, the Company). All intercompany balances and transactions have been eliminated.

      The Company prepares its financial statements on the accrual basis of accounting. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended December 31, 1998, the Company incurred a loss of $17,447,536 and has an accumulated deficit of $60,098,130 and cash balance of $3,267,811. The Company has raised approximately $3.0 million from the issuance of convertible debt with detachable warrants since December 31, 1998 (See Note 11), and has retained the services of an investment bank to act as its financial advisor to explore strategic alternatives.

            Use of Estimates in the Preparation of Financial Statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

            Cash and Cash Equivalents:

      The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 1998, the Company has restricted cash of approximately $250,000. This amount consists of restricted U.S. Treasury notes held as collateral by a financial institution against letters of credit for leasing arrangements (see Note 9).

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

            Property and Equipment:

      Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets. The Company defines useful lives as three years for computer equipment, office equipment, leasehold improvements and purchased software and seven years for furniture and fixtures on a straight-line basis. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Capital leases are amortized over the shorter of the life of the asset or the term of the respective lease, which range from two years to two and one-half years. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

      The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment (if any) is made based on estimates of undiscounted future cash flows. For the years ended December 31, 1997 and 1998 there have been no asset impairments.

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

            Advertising Costs:

      Advertising costs, included in sales and marketing expenses, are expensed over the period the advertising takes place. Advertising expense was $2,374,997, $2,450,904, and $1,172,637, respectively, for the years ended
      December 31, 1996, 1997 and 1998.

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

            Revenue Recognition:

      Revenue from educational institutions is recognized ratably over the term of the contract. Revenues from online monthly end-user subscriptions are recognized in the month the subscription service is provided, and for annual end-user subscriptions, revenues are recognized ratably over the term of the subscription. Those subscriptions sold through remarketers are recognized net of the related fees. Revenues from subscription agreements are deferred and recognized over the term of the respective agreement as service is provided. Revenues from licensing contracts are recognized when delivery and services related to the license agreement are complete. Revenue from contracts for online publishing hosting services are recognized ratably over the term of the contract. Revenue from the implementation or integration services associated with online publishing agreements is recognized upon customer acceptance. Costs incurred with the procurement of subscriptions and the delivery of the service are expensed as incurred.

      Payments received in advance of providing services or for a long-term license are deferred until the period such services are provided.

      At December 31, 1998, included in accounts receivable and deferred revenue was approximately $1.8 million representing that portion of subscription revenue from agreements which have been billed, but not yet received or recognized.

            Cost of Revenue:

      Cost of revenues include royalties payable to content, hardware, software, and telecommunications providers, as well as certain content preparation and network costs.

            Income Taxes:

      The Company has incurred losses since inception; therefore, there is no provision for taxes in the Company's statements of operations. Provision for income taxes is determined based on the asset and liability method. The asset and liability method provides that deferred tax balances are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

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

      Trade receivables consist of receivables from remarketers, corporations, and a diversified base of consumers and institutions. The Company performs ongoing credit evaluations of its remarketers. Concentrations of credit risk with respect to the remaining trade receivables are limited due to the diversified customer base. The Company generally requires no collateral from its customers.

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

            Basic and Diluted EPS:

      The Company calculates EPS in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of diluted EPS, as the effect would be anti-dilutive.

      Basic and diluted EPS are equal, as common stock equivalents are not included as inclusion of such shares would have an anti-dilutive effect.

            Recent Accounting Pronouncements:

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and adopted no later than January 1, 1999. The Company does not expect the adoption of SOP 98-1 to have a material effect on its results of operations, financial position or cash flows.

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. The Company has not had foreign currency translation adjustments to date.

3.    Investments:

      The estimated fair value of investments, which approximate cost, are as follows at December 31, 1997:

      Available for sale:
         Commercial paper                        $ 3,981,661
         Corporate bonds                           6,713,843
                                                 -----------

             Total available for sale            $10,695,504
                                                 ===========

      The Company had no investments at December 31, 1998.

4.    Property and Equipment:

      Property and equipment consists of the following at December 31, 1997 and 1998:

                                                          1997          1998
                                                          ----          ----
      Property and equipment:
         Computer equipment                           $ 1,883,237   $ 2,160,453
         Office equipment                                 790,724     1,302,867
         Furniture and fixtures                           760,905       896,523
         Leasehold improvements                           336,806       459,625
         Purchased software                               229,049       233,799
      Capital leases:
         Equipment                                        766,504       766,504
                                                      -----------   -----------

                                                        4,767,225     5,819,771
      Less accumulated depreciation and amortization:
         Property and equipment                        (1,656,691)   (2,794,026)
         Capital leases                                   (90,626)     (453,128)
                                                      -----------   -----------

      Property and equipment, net                     $ 3,019,908   $ 2,572,617
                                                      ===========   ===========

      Depreciation expense was approximately $529,000 in 1996, $1,005,700 in 1997, and $1,137,300 in 1998. Amortization expense was approximately $91,000 in 1997 and $362,500 in 1998.

5.    Income Taxes:

      The significant components of deferred tax assets at December 31, 1997 and 1998 are as follows:

                                                1997            1998
                                                ----            ----

      Federal tax loss carryforward         $ 12,450,000    $ 16,878,000
      State tax loss carryforward                132,000         264,000
      Accrual to cash basis difference         1,929,000       3,657,000
      Research and experimentation credit        710,000       1,120,000
                                            ------------    ------------

                                              15,221,000      21,919,000
      Less: valuation allowance              (15,221,000)    (21,919,000)
                                            ------------    ------------

                                                      --              --
                                            ============    ============

      A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the realizability of the asset.

5.    Income Taxes:

      At December 31, 1998, the Company had a net operating loss carryforward of approximately $49,641,000 for federal tax purposes, with $225,000 expiring in 2008, $2,819,000 expiring in 2009, $6,089,000 expiring in 2010,
      $14,749,000 expiring in 2011, $13,005,000 expiring in 2012 and $12,754,000 expiring in 2018, if not utilized. The net operating loss carryforward for state tax purposes is $4,000,000, of which $1,000,000 expires in 2005, $1,000,000 expires in 2006, $1,000,000 expires in 2007 and $1,000,000 expires in 2008. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The Company also has research and experimentation credit carryforwards of approximately $1,120,000, with $96,000 expiring in 2009, $72,000 expiring in 2010,
      $168,000 expiring in 2011, $374,000 expiring in 2012 and $410,000 expiring in 2018. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership.

6.    Shareholders' Equity (Deficit):

      A director of the Company is the holder of all 100,000 outstanding shares of Class B Common Stock. The shares of Class B Common Stock may be converted at any time by the holder of such shares into shares of Class A Common Stock on a one-for-one basis. Each Class B Common Stock has 50 votes per share.

      In February 1996, the Company completed a private placement in which it issued 1,201,086 shares of Class C Common Stock, which converted to Class A Common Stock at the initial public offering in April 1996, with proceeds to the Company of approximately $12.9 million, which is net of approximately $0.8 million of offering expenses.

      In April 1996, the Company issued 2,250,000 shares of Class A Common Stock at a price of $14.00 per share in the initial public offering. Proceeds to the Company were $28.7 million, net of approximately $2.8 million of offering expenses.

            Preferred Stock:

      The Company has authorized 1,250,000 shares of no par value preferred stock of which 5,000 shares have been designated as Series A Convertible Preferred Stock. At December 31, 1998, 283 shares of Series A Convertible Preferred Stock were outstanding.

      On July 22, 1998, the Company issued 3,000 shares of Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of Common Stock, for $1,000 per share, resulting in net proceeds of $2,950,139, net of expenses of $49,861. The warrants issued in connection with the Series A Convertible Preferred Stock were valued at $261,000.

            Preferred Stock, continued:

      The Series A Convertible Preferred Stock has no voting rights and is convertible into the number of shares of the Company's Common Stock equal to the stated value of $1,000 per share plus a premium of 5% per annum calculated commencing on the date of issuance of the Series A Convertible Preferred Stock divided by the conversion price calculated in accordance with the terms of the agreement.

      The exercise price of the warrants issued at the initial closing is equal to $5.15 per share for half of the warrants, and for the other half, 130% of the average closing bid price of the Company's Common Stock during specified periods. All of the warrants have a five year term.

      In November 1998, the holder of the Series A Convertible Preferred Stock exercised its conversion rights for 2,717 shares of the preferred stock outstanding, and received 1,902,778 shares of Class A Common Stock. This conversion increased additional paid in capital by $2,479,149. On February 11, 1999, the Company repurchased 283 shares of Series A Convertible Preferred Stock which were previously issued on July 22, 1998 for $333,358. The Company and the holder have agreed not to engage in additional financing under the July 1998 agreement.

            Stock Options:

      In February 1996, the Company adopted the 1996 Equity Compensation Plan ("1996 Plan"). Concurrently, the 1994 Omnibus Stock Plan ("1994 Plan") was amended and restated. Both plans provide for the granting of stock options to officers, directors, employees and consultants. Grants under both plans may consist of options intended to qualify as incentive stock options ("ISOs"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). In addition, under the 1996 Plan, grants may also consist of grants of restricted stock, stock appreciation rights ("SARs"), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1994 Plan authorizes up to 1,100,000 shares of Class A Common Stock. In April 1997, the board of directors approved an increase in the number of authorized shares for issuance under the 1996 Plan from 500,000 to 1,000,000 shares of Class A Common Stock. In 1998, the board of directors approved an increase in the number of authorized shares for issuance under the 1996 Plan from 1,000,000 to 1,500,000 shares of Class A Common Stock.

      Compensation expense of approximately $500,000 is being recognized, over the four-year vesting period for certain options which were granted in 1995, to acquire 80,600 shares of Class A Common Stock. Compensation expense of $125,000 was recognized in 1996, 1997 and 1998.

            Stock Options, continued:

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

      If compensation cost had been determined based on the fair value of the options at the grant dates for those options for which no compensation cost has been recognized, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net loss and loss per share would have been:

                                          1996           1997           1998
                                          ----           ----           ----

      Net loss         As reported   $(13,786,000)  $(17,359,000)  $(17,448,000)
                       Pro forma      (14,954,000)   (18,564,000)   (18,649,000)
      Loss per share   As reported          (1.61)         (1.83)         (1.77)
                       Pro forma            (1.75)         (1.96)         (1.89)

      Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: expected volatility of 75% percent; risk-free interest rates of 6.71 percent, 6.48 percent, and 5.23 percent; and expected lives of 5 years.

            Stock Options, continued:

      A summary of the Company's stock options plans are presented below:

                              1996                       1997                       1998
                    ------------------------   ------------------------   ------------------------
                                   Weighted                   Weighted                   Weighted
                                    Average                    Average                    Average
                                   Exercise                   Exercise                   Exercise
                      Shares         Price       Shares         Price       Shares         Price
                    ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at
    beginning of
    year               739,850    $     3.08    1,331,730    $     7.20    1,730,330    $     5.77

Granted                721,030         11.05      536,600          2.00      485,600          2.76
Exercised               (1,413)         2.22       (5,150)         2.62     (103,287)         2.36
Expired/canceled      (127,737)         8.25     (132,850)         3.59     (446,630)         4.59
                    ----------                 ----------                 ----------

Outstanding at
    end of year      1,331,730          7.20    1,730,330          5.77    1,666,013          4.34
                     ==========                 ==========                 =========

Weighted-average
    fair value of
    options
    granted
    during year                   $     7.42                 $     1.31                 $     1.77

      The following table summarizes information about the stock options outstanding as of December 31, 1998:

                           Stock Options Outstanding        Stock Options Exercisable
                   ---------------------------------------  -------------------------
                      Number        Weighted-                 Number
                   Outstanding       Average     Weighted-  Exercisable     Weighted-
                        at          Remaining     Average        at          Average
Range of             December      Contractual   Exercise     December      Exercise
Exercise Prices      31, 1998          Life        Price      31, 1998        Price
                   -----------     -----------  ----------  -----------    ----------
$1.375 - $2.625        725,588         2.82           1.63      320,003          1.23
$3.000 - $4.938        621,925         3.33           3.48      274,700          3.66
$6.000 - $7.094         47,300         2.49           6.54       10,450          6.46
$11.500 - $14.000      271,200         2.21          13.16       67,800         13.16
                   -----------                              -----------

                     1,666,013                                  672,953
                   ===========                              ===========

7.    Employee Benefit Plan:

      In 1995, the Company established a defined contribution 401(k) retirement plan covering substantially all its employees. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution up to 15% of an employee's annual compensation; however, no contributions were made by the Company through December 31, 1998.

8.    Related Party Transactions:

      The Company entered into, and subsequently amended, consulting agreements with two of its directors and shareholders during 1994 through 1998. Consulting expense of $74,000, $72,000 and $64,000 was recognized under these agreements, in each of the years ended December 31, 1996, 1997, and 1998, respectively.

      In 1997, the Company loaned $25,000 and $30,000 to two officers bearing interest rates of 5.78% and 6.23%, due in March 1999 and August 1999, respectively. As of December 31, 1998, no payments had been received on these balances. As part of a December 1998 termination agreement with a former vice president of the Company, the $30,000 balance due was netted against the severance payment due such officer, and accrued interest of $2,959 on the loan was forgiven. The severance, net of the loan, was subsequently paid to the former vice president of the Company on January 5, 1999. The remaining outstanding loan of $25,000 is included in other receivables.

      In February 1998, the Company entered into an agreement with the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company that is pursuing the Company's Electric Schoolhouse project. Pursuant to the terms of the agreement, the Company transferred to the new entity all of the Company's rights in certain trademarks, trademark applications, domain names and tangible Electric Schoolhouse materials, along with certain other rights to non-Electric Schoolhouse materials and concepts and, in return, the Company has received an equity interest in the new company. The cost basis of this investment is zero at December 31, 1998. The Company also has entered into a remarketing agreement with the new entity for a version of the Electric Library service, containing a portion of the Company's content collection. In addition, pursuant to the terms of the agreement, his employment and royalty agreements with the Company terminated upon the issuance by the Company to him of 125,000 shares of Class A Common Stock, one option was cancelled and he was granted a new option at the same exercise price with an extended termination, and another option was amended to accelerate the vesting of such option. The Company recognized severance and related expenses of approximately $500,000 in 1998.

      The Company has agreed to net the amounts due to and due from this newly formed company. An amount of $339,000 is due from the former Chairman's company, arising from the agreement discussed above and $193,000 is owed to the newly formed company as a result of severance costs agreed to upon resignation of the former Chairman and Chief Executive Officer. At December 31, 1998, $146,000 is included in other receivables for the net amount.

9.    Commitments and Contingencies:

            Letters of Credit:

      The Company had outstanding irrevocable letters of credit in the amount of $291,000 at December 31, 1998. These letters of credit, which expire on January 1, 1999, October 16, 1999 and March 31, 2000, collateralize the Company's obligations to third parties under certain agreements and leasing arrangements. The fair value of the letters of credit approximates contract values based on the nature of the estimated costs to settle these obligations.

            Liquidity:

      The rate of use by the Company of its cash resources will depend on numerous factors, including the rate of increase in subscribers, and educational and content management contracts. The Company may change its planned expenditures, or take other cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved.

            Royalty/License Agreements:

      The majority of content providers are compensated from a standard royalty pool that is based on a percentage of the Company's revenues attributable to its Electric Library and related services, aggregating up to 29% of the applicable revenue. Certain content providers are compensated on a flat-fee basis. Certain agreements with content providers provide for minimum fees or guaranteed payments.

      During 1998, an agreement to license certain software was amended to provide for a twelve year license for $250,000, payable in installments during 1998 and 1999, replacing a 12.5% royalty payment for Intellibank customer revenue and 1.5% royalty on subscription revenues.

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

            Other Agreements, continued:

      In 1992, certain shareholders entered into an agreement with the corporation that had been developing Homework Helper. This agreement provided for the assignment to the Company of all rights in and to Homework Helper in exchange for quarterly payments equal to 3% of the Company's revenue for a term of up to eight years, expiring in October 2000, with a maximum cumulative amount of $1,200,000. At the end of the eight-year term the difference between the aggregate amount paid, which amounted to $437,579 through December 31, 1998 and $1,200,000, may (unless paid by the Company at such time) be converted to equity at a discount of 20% of the then market rate.

      Separate agreements with two key officers provide for payment equal to 3.15% of the Company's net income, as defined in the agreements, commencing in 1998, and continuing until 2091. In 1998, an agreement with one of the officers was terminated. The remaining agreement provides for payment equal to 0.15% of the Company's net income.

            Marketing Agreement:

      The Company entered into a marketing agreement in March 1998, in which the Company has agreed to pay $4.0 million in placement fees, with $1,200,000 paid in 1998. In 1999, the payment schedule was revised as follows:
      $223,333 paid in March 1999 upon the execution of the amendment, monthly payments of $223,333 due March 1999 through July 1999, and $500,000 due in August 1999, November 1999, and February 2000. Included in accrued expenses is $133,333 as of December 31, 1998. The fees are being amortized on a straight-line basis since the launch of the service in May 1998, over the term of the two year agreement, with $1,333,333 expensed during 1998.

      The Company received $500,000 as consideration for limited exclusivity contained in a marketing agreement with a software company. A director of the Company was also a director of the licensee. During 1997, the period of exclusivity ended and the Company had no further obligation. Accordingly, the $500,000 was recognized as revenue in 1997.

            Leases:

      During 1997, the Company sold $766,504 of equipment purchased in the first half of 1997, at its net book value which approximated fair market value, to a lessor, and leased back the equipment. No gain or loss was recognized.

      The leases are classified as capital leases. The equipment has original lease terms ranging from 24 to 30 months, with a fair value purchase option at the end of each lease term and the leases are collateralized by substantially all the Company's property and equipment and receivables. Leased equipment is included in property and equipment (see Note 4).

            Leases, continued:

      The Company leases its facilities and certain other equipment under agreements classified as operating leases expiring through 2003. Future minimum payments as of December 31, 1998, by year and in the aggregate, under these noncancelable capital leases and operating leases for each fiscal year ended December 31 are as follows:

                                                     Capital     Operating
                                                      Leases       Leases
                                                     --------   ----------

             1999                                    $407,846   $1,853,983
             2000                                      49,644      871,158
             2001                                          --      313,016
             2002                                          --      149,791
             2003                                          --        8,917
             Thereafter                                    --           --
                                                     --------   ----------

             Total minimum lease payments             457,490   $3,196,865
                                                                ==========

             Amount representing interest              53,383
                                                       ------
             Present value of net minimum payments    404,107
             Current portion                          356,898
                                                     --------

            Long-term portion                        $ 47,209
                                                     ========

      Total rent expenses for all operating leases amounted to $669,000 in 1996, $1,549,000 in 1997, and $2,802,000 in 1998, respectively.

10.   Statements of Cash Flows:

      At December 31, 1998, included in accounts receivable and deferred revenue was approximately $1.8 million representing that portion of subscription revenue from agreements which have been billed, but not yet received or recognized as income.

      Additional paid in capital of $398,525 was recorded as of December 31, 1998 for the issuance of 125,000 shares of Class A Common Stock and the acceleration of vesting of 50,000 options to purchase Common Stock, respectively, pursuant to the agreement with the Company's former Chairman and CEO described in Note 8.

      Additional paid in capital of $261,000 was recorded as of December 31, 1998 related to the valuation of warrants issued in connection with a private placement of Series A Convertible Preferred Stock with a stated value of $1,000 per share (see Note 6). The Company recorded accretion of $48,000 on the Series A Convertible Preferred Stock.

11.   Subsequent Events:

      On February 11, 1999, the Company entered into a Securities Purchase Agreement with an investor under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share.

      The debentures bear interest at a rate of 7% and mature in August 2000. The debentures are convertible 90 days from February 11, 1999 into that number of shares of Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures.

      The warrants may be exercised at any time during the five year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Common Stock on February 10, 1999. The warrants will be valued and accounted for as an additional discount to the debt.

                                INFONAUTICS, INC.

                 Schedule II : Valuation and Qualifying Accounts

                    Column A                   Column B             Column C              Column D         Column E
-------------------------------------------   -----------   -------------------------   -------------   -------------
                                                                           Charged to
                                              Balance at    Charged to       other
                                               beginning     costs and     accounts -   Deductions -      Balance at
                    Description                of period      expenses      describe      describe      end of period
-------------------------------------------   -----------   -----------   -----------   -------------   -------------
Valuation allowances for deferred tax asset

                    1998                      $15,221,000   $ 6,698,000            --              --   $  21,919,000
                    1997                        8,905,000     6,316,000            --              --      15,221,000
                    1996                        4,292,000     4,613,000            --              --       8,905,000

Allowance for doubtful accounts

                    1998                      $    32,566   $    33,174            --              --   $      65,740
                    1997                           31,590        86,181            --   $      85,205          32,566
                    1996                               --        48,799            --          17,209          31,590
