Form 10-Q
period 1999-03-31
INFONAUTICS INC
filed 1999-05-17
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                ---------------

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

                                 (610) 971-8840
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                               -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at March 31, 1999
                  -----                      -----------------------------
  Class A Common Stock, no par value                  11,562,435
  Class B Common Stock, no par value                     100,000

                                INFONAUTICS, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets as of March 31,
      1999 (unaudited) and December 31, 1998                               3

    Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 1999 and March 31, 1998              4

    Consolidated Statements of Cash Flows (unaudited) for the
      three months ended March 31, 1999 and March 31, 1998                 5

    Notes to Consolidated Financial Statements                           6-8


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-15


PART II:  OTHER INFORMATION

  Item 2.  Changes in Securities                                          15

  Item 5.  Other Information                                              15

  Item 6.  Exhibits and Reports on Form 8-K                               16

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                INFONAUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1999                1998
                                                                                       ----                ----
                                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents ..................................................     $  3,143,343      $  3,267,811
    Receivables:
      Trade, less allowance for doubtful accounts
         of  $87,540 in 1999 and $65,740 in 1998 ...............................        3,055,305         2,934,597
      Other ....................................................................          356,166           305,121
    Prepaid royalties ..........................................................          344,435           397,849
    Prepaid expenses and other assets ..........................................          363,443           446,492
                                                                                     ------------      ------------
            Total current assets ...............................................        7,262,692         7,351,870
Property and equipment, net ....................................................        2,285,565         2,572,617
Other assets ...................................................................          233,978           267,885
                                                                                     ------------      ------------
            Total assets .......................................................     $  9,782,235      $ 10,192,372
                                                                                     ------------      ------------
                                                                                     ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of obligations under capital lease .........................     $    294,623      $    356,898
    Accounts payable ...........................................................        1,685,256         1,929,598
    Accrued expenses ...........................................................        1,184,621         1,484,934
    Accrued royalties ..........................................................        1,644,750         1,334,669
    Deferred revenue ...........................................................        7,409,282         7,807,016
                                                                                     ------------      ------------
            Total current liabilities ..........................................       12,218,532        12,913,115
Noncurrent portion of obligations under capital lease ..........................           24,485            47,209
Noncurrent portion of deferred revenue .........................................          568,261           530,256
Convertible debt ...............................................................        2,127,843                --
                                                                                     ------------      ------------
            Total liabilities ..................................................       14,939,121        13,490,580
                                                                                     ------------      ------------
Commitments and contingencies

Shareholders' equity (deficit):
    Series A Convertible Preferred Stock, no par value, 5,000 shares authorized,
        0 and 283 shares issued and outstanding
        at March 31, 1999 and December 31, 1998 ................................             --             258,483
    Class A common stock, no par value; 25,000,000
     shares authorized; one vote per share; 11,562,435
     and 11,522,692 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively ........................             --                --
    Class B common stock, no par value; 100,000 shares
     authorized, issued and outstanding; .......................................             --                --
    Additional paid-in capital .................................................       57,845,134        56,666,439
    Deferred compensation ......................................................          (93,750)         (125,000)
    Accumulated deficit ........................................................      (62,908,270)      (60,098,130)
                                                                                     ------------      ------------
            Total shareholders' equity (deficit) ...............................       (5,156,886)       (3,298,208)
                                                                                     ------------      ------------
            Total liabilities and shareholders' equity (deficit) ...............     $  9,782,235      $ 10,192,372
                                                                                     ------------      ------------
                                                                                     ------------      ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   1999               1998
                                                                   ----               ----

Revenues .................................................     $  5,231,028      $ 2,583,627
                                                               ------------      -----------

Costs and expenses:
     Cost of revenues ....................................        1,709,119          876,263
     Customer support expenses ...........................          272,031          225,255
     Technical operations and development expenses .......        2,216,562        1,784,480
     Sales and marketing expenses ........................        2,804,552        2,960,545
     General and administrative expenses .................          751,574        1,517,910
                                                               ------------      -----------
          Total costs and expenses .......................        7,753,838        7,364,453
                                                               ------------      -----------
Loss from operations .....................................       (2,522,810)      (4,780,826)
Interest income (expense), net ...........................         (287,330)         108,810
                                                               ------------      -----------
          Net loss .......................................       (2,810,140)      (4,672,016)
Redemption of preferred stock in excess of carrying amount          (74,875)            --
                                                               ------------      -----------

Net loss attributable to common shareholders .............     $ (2,885,015)     $(4,672,016)
                                                               ------------      -----------
Loss per common share- basic and diluted .................     $       (.25)     $      (.49)
                                                               ------------      -----------
Weighted average shares
    outstanding- basic and diluted .......................       11,647,200        9,493,000
                                                               ------------      -----------
                                                               ------------      -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            1999            1998
                                                                            ----            ----
Cash flows from operating activities:
  Net loss .......................................................     $ (2,810,140)     $(4,672,016)
  Adjustments to reconcile net loss to cash provided by (used
   in) operating activities:
       Depreciation and amortization .............................          349,306          447,027
       Amortization of discount on debt ..........................          296,415             --
       Provision for losses on accounts receivable ...............           21,800             --
       Amortization of deferred compensation .....................           31,250           31,250
       Severance and related costs ...............................             --            398,525
       Changes in operating assets and liabilities:
         Receivables:
           Trade .................................................          220,106          123,673
           Other .................................................          (51,045)         (82,084)
      Prepaid and other assets ...................................          170,369       (1,493,736)
      Accounts payable ...........................................         (244,342)        (475,359)
      Accrued expenses ...........................................         (300,313)         468,441
      Accrued royalties ..........................................          310,081          116,916
      Deferred revenue ...........................................         (722,343)          80,180
                                                                       ------------      -----------
            Net cash used in operating activities ................       (2,728,856)      (5,057,183)
                                                                       ------------      -----------
Cash flows from investing activities:
    Purchases of property and equipment ..........................          (62,254)        (326,270)
    Purchases of short-term investments ..........................             --         (2,926,384)
    Proceeds from maturity of short-term investments .............             --         10,184,000
                                                                       ------------      -----------
            Net cash provided by (used in) investing activities ..          (62,254)       6,931,346
                                                                       ------------      -----------
Cash flows from financing activities:
    Net proceeds from issuance of common stock ...................           84,999             --
    Repurchase of preferred stock ................................         (333,358)            --
    Proceeds from long term borrowings ...........................        3,000,000             --
    Payments on capital lease obligations ........................          (84,999)         (92,120)
                                                                       ------------      -----------
            Net cash provided by (used in) financing activities ..        2,666,642          (92,120)
                                                                       ------------      -----------
Net increase (decrease) in cash and cash  equivalents ............         (124,468)       1,782,043
Cash and cash equivalents, beginning of period ...................        3,267,811        2,301,933
                                                                       ------------      -----------
Cash and cash equivalents, end of period .........................     $  3,143,343      $ 4,083,976
                                                                       ------------      -----------
                                                                       ------------      -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The unaudited consolidated financial statements of Infonautics, Inc. (together with its subsidiaries, the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

     The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2.   Basic and Diluted EPS:

     The Company calculates earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic
EPS) and dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of diluted EPS, as the effect would be anti-dilutive.

     Basic and diluted EPS are equal, as common stock equivalents are not included as inclusion of such shares would have an anti-dilutive effect.

3.   Related Party Transaction:

     An amount of $145,000 is included in other receivables at March 31, 1999, for the net amount due to the Company arising pursuant to a 1998 agreement with the former Chairman of the Board, Chief Executive Officer and founder of the Company.

     The Company recognized severance and related expenses of approximately $500,000 in the first quarter of 1998 related to the agreement.

4.   Supplemental Disclosure of Cash Flow Information:

     At March 31, 1999, included in accounts receivable and deferred revenue was approximately $2.2 million representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized as income.

     Approximately $370,000 was recorded as of March 31, 1999 as a discount for the issuance of convertible debt below market pursuant to the agreement described in Note 5. During the first quarter ended March 31, 1999, $197,000 of this discount was amortized into interest expense. Interest expense of $28,000 was accrued on the convertible debt.

     Also, approximately $800,000 was recorded as of March 31, 1999 as an additional discount on debt related to the valuation of warrants issued in connection with the convertible debt. Through March 31, 1999, $71,000 of this additional discount has been amortized and recorded as interest expense.

     In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock described in Note 6, the Company charged additional paid in capital for approximately $75,000, which represents the excess of the redemption price over the Series A Preferred Stock accreted carrying value.


5.   Convertible Debentures:

          On February 11, 1999, the Company entered into a Securities Purchase Agreement with an investor under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company.

     The debentures bear interest at a rate of 7% and mature on August 11, 2000. The Debentures are convertible after 90 days from February 11, 1999 into that number of shares of Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures. In connection with this, a discount on convertible debt of approximately $370,000 was recorded upon the issuance. During the quarter ended March 31, 1999, $197,000 of this discount was amortized into interest expense. The balance of this discount is to be amortized during the second quarter of 1999.

     The warrants may be exercised at any time during the five year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Common Stock on February 10, 1999. In connection with the issuance of the warrants, the company recorded approximately $800,000 to additional paid in capital as an additional discount to the debt. This discount is being amortized ratably over the term of the debt which is eighteen months. Through March 31, 1999, $71,000 of this discount has been amortized.


6.   Shareholders' Equity (Deficit):

     On July 22, 1998, the Company issued 3,000 shares of Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of Common Stock resulting in net proceeds, after expenses, of approximately $2,950,000. In November 1998, the holder of the Series A Convertible Preferred Stock exercised its conversion rights for 2,717 shares of the preferred stock outstanding, and received 1,902,778 shares of Class A Common Stock. This conversion increased additional paid in capital by $2,479,149. On February 11, 1999, the Company repurchased 283 shares of Series A Preferred Stock which were previously issued on July 22, 1998 for $333,358. The Company and the holder have agreed not to engage in additional financing under the July 1998 agreement. The exercise price of the 200,000 warrants is as follows: $5.15 per share for 100,000 warrants and $6.25 for the remaining 100,000 warrants. All the warrants have a five year term.


7.   Commitments and Contingencies:

     Marketing Agreement:

     The Company entered into a marketing agreement in March 1998, in which the Company has agreed to pay $4.0 million in placement fees, with $1,200,000 paid in 1998. In March 1999, the payment schedule was revised as follows: $223,333 paid in March 1999 upon the execution of the amendment, monthly payments of $223,333 due through July, 1999, and $500,000 due in August, 1999, November, 1999, and February, 2000. Included in accrued expenses as of March 31, 1999 is $410,000 resulting from this agreement. The fees are being amortized on a straight-line basis as of the launch in May 1998, over the term of the two year agreement, with $500,000 amortized during the quarter ended March

31, 1999.

8.   Subsequent event:

     Accounts receivable purchase line:

     The Company entered into an accounts receivable purchase agreement in May 1999, to sell its receivables to a bank, with recourse. Pursuant to the terms of the agreement the bank may purchase up to $3,000,000 of the Company's receivables. The bank will retain a reserve of at least 20% of any purchased receivable, refunding this amount when the receivable is collected. There is a 1.5% per month finance charge of the average daily account balance and the Company will pay a fee of .75% of each purchased receivable. This agreement is collateralized by substantially all the Company's assets and either party may cancel the agreement at any time.

Item 2.        Management's Discussion and Analysis
         of Financial Condition and Results of Operations

     This Report contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, capital and utilization of the accounts receivable purchase agreement, the number of subscribers, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in number of sales personnel, capital expenditures, the effects of the AOL Agreement on the Company, Year 2000 expenses, seasonality, Electric Schoolhouse, and operating results. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these cautionary statements or any forward-looking statements.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998


REVENUES. Total revenues were $5,231,000 for the three months ended March 31, 1999, and $2,584,000 for the three months ended March 31, 1998.

Educational revenue accounted for $2,705,000 or 52% of revenue for the three months ended March 31, 1999 and $1,149,000 or 44% of revenue for the three months ended March 31, 1998. The Company had over 3,600 educational contracts at March 31, 1999, compared to approximately 1,770 at March 31, 1998. The 3,600 contracts cover approximately 15,000 institutions.

End-user revenue accounted for $1,767,000 or 34% of revenue for the three months ended March 31, 1999 and $1,040,000 or 40% of revenue for the three months ended March 31, 1998. The Company had approximately 75,000 subscribers at March 31, 1999 compared to approximately 50,000 at March 31, 1998.

E-commerce online publishing (formerly content management and custom archive services) revenue was $223,000 or 4% of revenue in the three months ended March 31, 1999, compared to $156,000, or 6% of revenue in the three months ended March 31, 1998. Content management and custom archive services revenue was generated from primarily archive services. The Company had 11 archive customers at March 31, 1999 compared to 6 at March 31, 1998.

Extranet and intranet knowledge management services (IntelliBank) revenue was $115,000, or 2% of revenue in the three months ended March 31, 1999, compared to $183,000, or 7% of revenue for the three months ended March 31, 1998. The Company recognized extranet and intranet knowledge management services revenue in 1999 from archive service contracts that expire in 1999.

Other revenue was $421,000, or 8% of revenue for the three months ended March 31, 1999, compared to $56,000, or 3% of revenue for the three months ended March 31, 1998. Other revenue consists of sales of the Electric Library through international partners and through partners in the US, and Company Sleuth advertising revenue.

At March 31, 1999 the Company had deferred revenue of approximately $7.98 million, down from $8.3 million at December 31, 1998. The deferred revenues include revenue to be recognized from educational contracts, annual end-user subscriptions and contracted archive services. Deferred revenue at March 31, 1999 consists of $6,308,000 related to educational subscriptions, $1,056,000 related to end-user subscriptions, $491,000 related to international contracts and $123,000 related to other contracts.

COST OF REVENUES. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, communication costs associated with the delivery of the online services, as well as performance based bounties paid to Web sites to obtain trials. Cost of revenues was $1,709,000 for the three months ended March 31, 1999, compared to $876,000 for the three months ended March 31, 1998. Cost of revenues as a percentage of revenue for the three months ended March 31, 1999 and 1998 was 33% and 34%, respectively. Cost of revenues in the first quarter of 1999 increased due to bounties paid to web sites. This increase was partially offset by decreases due to the mix of revenues and lower overall royalty percentages compared to the first quarter of 1998.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $272,000 for the three months ended March 31, 1999, compared to $225,000 for the three months ended March 31, 1998, a 21% increase. As a percentage of revenue, customer support expenses for the first quarter were 5% in 1999 and 9% in 1998. The absolute dollar increase in 1999 resulted primarily from higher staffing levels and the continuing need for the Company to provide additional support to its growing customer base. The customer support expenses, as a percentage of revenues, declined in 1999, as the staffing levels were able to support a greater number of users. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all of the Company's costs for technical operations and development have been expensed as incurred. Technical operations and development expenses were $2,217,000 or 42% of total revenues for the three months ended March 31, 1999, compared to $1,784,000 or 69% of total revenues for the three months ended March 31, 1998. The absolute dollar increase was largely due to the Company's shifting of resources, with a greater focus on product development and enhancements. The increased expenses supported new product development and improvements and upgrades to the Company's existing services. The level of technical operations and development expenses may continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that a possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs are expensed when incurred and revenue from sales is deferred over the term of the subscription or contract. Sales and marketing expenses were $2,805,000 for the three months ended March 31, 1999, compared to $2,961,000 for the three months ended March 31, 1998, representing a 5% decrease. The principal reasons for the decrease in absolute dollars was the Company's decision to decrease marketing efforts for certain products and services. As a percentage of revenue, sales and marketing costs were 54% and 115% for the three months ended March 31, 1999 and 1998, respectively. The Company does not anticipate significantly increasing its sales force during 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $752,000 for the three months ended March 31, 1999, compared to $1,518,000 for the three months ended March 31, 1998. Included in the three months ended March 31, 1998, was a one time charge of approximately $500,000 for separation and related costs in connection with the resignation of the former Chairman of the Board, Chief Executive Officer and founder of the Company. The Company does not anticipate that general and administrative expenses will increase significantly.

INTEREST INCOME (EXPENSE), NET. The Company incurred net interest expense of $287,000 in the three months ended March 31, 1999, as compared to net interest income of $109,000 in the three months ended March 31, 1998. Approximately $300,000 of interest expense was incurred in the current quarter as a result of the amortization of the debt discount (which is due to the warrant valuation and beneficial conversion feature) and interest expense related to the convertible debentures issued on February 11, 1999. Interest expense in the second quarter of 1999 is expected to increase as the Company will continue to incur interest expense for the amortization of debt discount, interest incurred on the debenture, and for utilization of the accounts receivable purchase line. Interest income decreased from $148,000 to $33,000 during the same period as the amount of investments decreased.

INCOME TAXES. The Company has incurred net operating losses since inception and accordingly, has not recorded an income tax benefit for these losses.


LIQUIDITY AND CAPITAL RESOURCES

To date the Company has funded its operations and capital requirements through proceeds from the private sale of equity securities, its initial public offering, proceeds from the issuance of preferred stock and, to a lesser extent, operating leases. In February 1999, the Company also raised funds through issuance of convertible debt. In May 1999, the Company entered into an accounts receivable purchase agreement with a bank. The Company intends to utilize this arrangement to minimize the effects of seasonality on the Company's cash collections. For the next twelve months, the Company believes it will be able to fund its operations through existing cash and cash generated through operations, including utilizing the accounts receivable purchase agreement.

The Company had cash, cash equivalents and investments of approximately $3,143,000 at March 31, 1999, as compared to $3,268,000 at December 31, 1998, a decrease of $125,000. The Company raised $3.0 million in July 1998 through convertible preferred stock and another $3.0 million in February 1999 through convertible debt, to supplement its working capital. The Company monitors its cash and investment balances regularly and invests excess funds in short-term money market funds, corporate bonds and commercial paper.

Working capital requirements are financed through a combination of internally generated cash flow from operating activities, which fluctuate significantly during the year due to the seasonal nature of the Company's business, managing terms with vendors and to date equity financing.

The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including, but not limited to, the availability of cash flows from operations, managing terms with vendors, and the availability of equity or working capital, each of which may fluctuate from time to time and are subject to change on short notice. If any such sources of liquidity were unavailable or substantially reduced, the Company would explore other sources of liquidity. There can be no assurance other sources of liquidity would be available or available on terms acceptable to the Company. The rate of use by the Company of its cash resources will depend, however, on numerous factors, including but not limited to the rate of increases in end-user and educational subscribers and online publishing contracts. The Company's current and future expense levels are based largely on the Company's estimates of future revenues and are to a certain extent fixed. The Company has recently decreased certain expenses, and may not be able to significantly decrease expenses further. Additionally, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If the cash and cash equivalents balance and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities, or seek other financing. The sale of additional equity or debt securities, if available, could result in dilution to the Company's shareholders and an increase in interest expense. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. There can be no assurance that the bank will purchase any receivables offered under the accounts receivable purchase agreement. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful, this would have a material adverse effect on the Company.

The Company used cash in operations of approximately $2,729,000 for the three months ended March 31, 1999 compared with $5,057,000 for the comparable period in 1998. This decrease in cash used is primarily a result of a decrease in net loss of approximately $1.9 million.

Net cash used in investing activities was $62,000 for the three months ended March 31, 1999. This compares to cash provided by investing activities of $6,931,000 for the three months ended March 31, 1998. The cash provided in the three months ended March 31, 1998 is a result of investments maturing during the year which were not reinvested. Net cash used for capital expenditures was $62,000 and $326,000, respectively, for the three months ended March 31, 1999 and 1998. There was no cash provided by or used in investment purchases and proceeds for the three months ended March 31, 1999. Net cash provided by investment purchases and proceeds was $7,258,000, net, for the three months ended March 31, 1998.

The Company's principal commitments at March 31, 1999 consisted of commitments under royalty licenses and other agreements, as well as obligations under operating and capital leases. In connection with the America Online, Inc. (AOL) Agreement entered into during March 1998, the Company has agreed to pay AOL $4.0 million in placement fees. The Company paid $1.2 million to AOL in 1998. In March 1999, AOL and the Company amended the AOL Agreement to revise the payment schedule for placement fees. The Company paid $223,333 at execution of the amendment. The Company's revised payment terms require monthly payments of $223,333 through July 1999, and $500,000 due in August 1999, $500,000 in
November 1999, and $500,000 due in February 2000. Included in accrued liabilities is $410,000 as of March 31, 1999. In addition to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues. There can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company.

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. As of March 31, 1999, the Company had commitments for less than $250,000 in capital expenditures for equipment to support the increased customer base. The Company has financed this purchase through an equipment lease. Although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of less than $250,000 for 1999, there can be no guarantee the Company will obtain future lease financing. The Company does not anticipate that any Year 2000 issues will require any significant expenditures.

Net cash provided by financing activities was $2,667,000 in the three months ended March 31, 1999, compared to cash used in financing activities of $92,000 in the three months ended March 31, 1998. In February 1999, the Company raised an additional $3 million through the issuance of convertible debt.

At March 31, 1999, the Company had available cash, cash equivalents and investments of approximately $3,143,000. The Company has a working capital deficiency of approximately $4,956,000. This working capital deficiency includes deferred revenue of $7,409,000. The Company will change its planned expenditures or take additional cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. If the cash and cash equivalents balance and cash generated by operations and utilization of the accounts receivable purchase line is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's shareholders and an increase in interest expense. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful this would have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

The Year 2000 problem arises because many currently installed computer systems and software programs accept only two-digit (rather than four-digit) entries to define the applicable year and as a result are not able to distinguish 21st century dates from 20th century dates. Commencing in the year 2000, this could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, an inability to provide services, process transactions, send invoices or engage in similar normal business activities. The Company's review of its Year 2000 compliance covers the information technology systems used in the Company's operations ("IT Systems"), the Company's non-IT Systems, such as building security, voice mail and other systems and the computer hardware and software systems used by the Company's customers who use the Company's products and services ("Products"). The Company's Year 2000 compliance effort has already covered or will cover the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) identification of and communication with the Company's significant suppliers, customers, vendors and business partners whose failure to remedy their own Year 2000 problems will affect the Company; (iii) assessment of repair or replacement requirements; (iv) repair or replacement; (v) testing; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. The project is being managed internally and the Company currently plans to complete its Year 2000 compliance by the second quarter of 1999.

The Company has completed a preliminary assessment of all current versions of its Products and believes they are Year 2000 compliant. Even so, the assessment of whether a system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system or device's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that a fully Year 2000 compliant version of such software is available. The Company is in the process of completing the implementation and testing of such financial and accounting software on its IT Systems and Products. The supplier of the Company's credit card processing services and related software has made certain contractual representations to the Company that the supplier will comply with all applicable Visa and MasterCard rules and regulations as they relate to credit card processing and Year 2000 compliance.

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

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The estimated total cost of the Year 2000 compliance effort is less than $250,000. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating prior and current versions of the Products, and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, prior or current versions of its Products, its suppliers, its vendors, its business partners, its customers, and other parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

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

The audit, analysis and assessment phase of the Company's Year 2000 compliance effort is based on numerous assumptions, one of the most significant of which has to do with the percentage of non-compliant systems and program code of all systems and program code. The Year 2000 compliance effort assumes that the percentage of non-compliant code will be consistent with general software industry practices, and as such, the timing to address this percentage of code is the basis for the Company's estimated completion of its Year 2000 compliance effort by the second quarter of 1999. Any significant differences between the assumptions and actual percentage of non-compliant code will have an impact on the estimated completion date and the costs of the Year 2000 compliance effort.

Because the Company anticipates having all critical systems Year 2000 compliant no later than the end of the second quarter of 1999, it has not yet developed a contingency plan. If Year 2000 compliance issues are discovered by the end of the second quarter 1999, the Company then will develop a contingency plan relating to such issues.

ELECTRIC SCHOOLHOUSE

In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC that will pursue the Company's Electric Schoolhouse project. Performance of certain obligations under the February 1998 agreement remains to be completed, and the Company continues to attempt to finalize with Electric Schoolhouse, LLC performance of these obligations. These obligations include, for example, the Company's 10% equity interest in Electric Schoolhouse, LLC, which as a result of capital restructuring by Electric Schoolhouse, LLC may result in the Company owning less than a 10% equity interest, and the issuance by the Company of 125,000 shares of Class A Common Stock to Mr. Weinberger. In addition, under the February 1998 agreement, Electric Schoolhouse, LLC is obligated to repay the Company for certain expenses and costs. The Company is attempting to finalize a revised repayment schedule with Electric Schoolhouse, LLC for the collection of these amounts, repayment of which was originally due on September 30, 1998 under the February 1998 agreement and remains outstanding. The Company has agreed in substance to net the amounts due to and due from Electric Schoolhouse, LLC, leaving approximately $171,000 to be repaid to the Company.

SEASONALITY

The Company experiences certain elements of seasonality related to the annual school terms. A significant number of schools align their payments and subscription start dates for the March and October timeframe. As a result, the Company expects seasonally strong cash collections in the third and fourth quarters. Additionally, new sales commitments, or bookings, tend to be slower when schools are not in session, primarily during the summer months.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

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

     The debentures bear interest at a rate of 7% per annum commencing on February 11, 1999 and mature on August 11, 2000. The debentures are convertible after 90 days from the closing date into that number of shares of Class A Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures.

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



Item 5.  Other Information

     Effective January 31, 1999, the Company and Israel J. Melman, a director of the Company, mutually agreed to terminate his consulting agreement with the Company. The consulting agreement with Mr. Melman called for him to provide consulting services to the Company for a monthly consulting fee of $3,000. The consulting agreement was subsequently amended to provide for payment of the consulting fee in Company stock in lieu of cash. Upon the termination of Mr. Melman's consulting agreement, the Company paid Mr. Melman 3,918 shares of Class A Common Stock for the final six months of the consulting agreement.

Item 6.  Exhibits & Reports on Form 8-K

     (a)  Exhibits:

             10.1 - Amendment Number 1 to Interactive Marketing Agreement between America Online, Inc. and Infonautics Corporation dated March 2, 1999.

             10.2 - Amendment No. 2 to Consulting Agreement between Israel Melman and Infonautics, Inc. effective August 1, 1998.

             10.3 - Agreement of Termination between Israel Melman and Infonautics, Inc. dated February 26, 1999.

             10.4 - Securities Purchase Agreement, dated as of February 11, 1999, between Infonautics, Inc. and RGC International Investors, LDC (incorporated by reference as exhibit 99.1 to the Company's Current Report on Form 8-K filed February 24, 1999 ("Form 8-K")).

             10.5 - Registration Rights Agreement, dated as of February 11, 1999, between Infonautics, Inc. and RGC International Investors, LDC (incorporated by reference as exhibit 99.2 to the Company's Form 8-K).

             27.0 - Financial Data Schedule


     (b)  Reports on Form 8-K:


          On January 21, 1999, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting, among other things, that its stock would be listed on the Nasdaq SmallCap Market beginning January 5, 1999, the retention of Allen & Company Incorporated to assist the Registrant with strategic alternatives, and steps with respect to operating expenses.


          On February 11, 1999, the Registrant filed with the Securities and Exchange Commission a current Report on Form 8-K reporting a Securities Purchase Agreement with RGC International Investors, LDC to issue Convertible Debentures in the amount of $3,000,000, and warrants to purchase 522,449 shares of class A common stock of the Company.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INFONAUTICS, INC.


Date: May 14, 1999                /s/ David Van Riper Morris
                                  ----------------------------
                                  David Van Riper Morris
                                  Chief Executive Officer




Date: May 14, 1999                /s/ Federica F. O'Brien
                                  ----------------------------
                                  Federica F. O'Brien
                                  Director of Financial Reporting,
                                  Acting Chief Financial Officer
                                  (Principal Financial
                                   and Accounting Officer)