Form 10-Q
period 1999-06-30
INFONAUTICS INC
filed 1999-08-16
CIK 909494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 --------------

                                          or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-28284


                                INFONAUTICS, INC.
             (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2707366
             ------------                              ----------
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification No.)


                900 West Valley Road, Suite 1000, Wayne, Pa 19087
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 971-8840
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X       No
                                                   -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at June 30, 1999
                  -----                      -----------------------------
  Class A Common Stock, no par value                  11,594,616
  Class B Common Stock, no par value                     100,000

                                INFONAUTICS, INC.


                                      INDEX



                                                                                    Page Number
                                                                                    -----------

PART I:   FINANCIAL INFORMATION
  Item 1.    Financial Statements

    Consolidated Balance Sheets as of June 30,
      1999 (unaudited) and December 31, 1998 .....................................       3

    Consolidated Statements of Operations (unaudited) for the
      three months and six months ended June 30, 1999 and
      June 30, 1998...............................................................       4

    Consolidated Statements of Cash Flows (unaudited) for the
      six months ended June 30, 1999 and June 30, 1998............................       5

    Notes to Consolidated Financial Statements....................................       6-8


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................       9-16


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............       17



PART II:  OTHER INFORMATION

  Item 2.  Changes in Securities..................................................       17

  Item 5.  Other Information......................................................       17

  Item 6.  Exhibits and Reports on Form 8-K.......................................       18


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                 INFONAUTICS, INC.

                                             CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1999               1998
                                                                                  ----               ----
                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.........................................      $   1,576,583        $  3,267,811
    Receivables:
      Trade, less allowance for doubtful accounts
      of $90,340 in 1999 and $65,740 in 1998..........................          5,173,170           2,934,597
      Trade, assigned.................................................          1,916,376                  --
      Other...........................................................            176,346             305,121
    Prepaid royalties.................................................            208,529             397,849
    Prepaid expenses and other assets.................................            371,712             446,492
                                                                            --------------       -------------
           Total current assets.......................................          9,422,716           7,351,870
Property and equipment, net...........................................          2,318,680           2,572,617
Other assets..........................................................            224,922             267,885
                                                                            --------------       -------------
         Total assets.................................................      $  11,966,318        $ 10,192,372
                                                                            --------------       -------------
                                                                            --------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable, bank...............................................      $   1,533,101        $         --
    Current portion of obligations under capital lease................            319,538             356,898
    Accounts payable..................................................          1,330,981           1,929,598
    Accrued expenses..................................................          1,179,335           1,484,934
    Accrued royalties.................................................          1,759,110           1,334,669
    Deferred revenue..................................................          9,683,655           7,807,016
                                                                            --------------       -------------
         Total current liabilities....................................         15,805,720          12,913,115
Noncurrent portion of obligations under capital lease.................            121,759              47,209
Noncurrent portion of deferred revenue................................            953,802             530,256
Convertible debt......................................................          2,485,873                  --
                                                                            --------------       -------------

         Total liabilities............................................         19,367,154          13,490,580
                                                                            --------------       -------------
Commitments and contingencies

Shareholders' equity (deficit):
Series A Convertible Preferred Stock, no par value, 5,000 shares authorized, 0 and 283 shares issued and outstanding
    at June 30, 1999 and December 31, 1998............................                 --             258,483
Class A common stock, no par value; 25,000,000
     shares authorized; one vote per share; 11,594,616
     and 11,522,692 shares issued and outstanding at
     June 30, 1999 and December 31, 1998..............................                 --                  --
Class B common stock, no par value; 100,000 shares
     authorized, issued and outstanding...............................                 --                  --
Additional paid-in capital ...........................................         57,929,927          56,666,439
Deferred compensation ................................................            (62,500)           (125,000)
Accumulated deficit ..................................................        (65,268,263)        (60,098,130)
                                                                            --------------       ------------
         Total shareholders' equity (deficit) ........................         (7,400,836)         (3,298,208)
                                                                            --------------       ------------
         Total liabilities and shareholders' equity (deficit) ........      $  11,966,318        $ 10,192,372
                                                                            --------------       -------------
                                                                            --------------       -------------

 The accompanying notes are an integral part of these consolidated financial statements.


                                                  INFONAUTICS, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------         -------------------------
                                                                  1999             1998             1999             1998
                                                                  ----             ----             ----             ----

Revenues     ...............................................   $  5,977,004     $  3,581,865     $ 11,208,032      $ 6,165,492
                                                               -------------    -------------    -------------     ------------
Costs and expenses:
     Cost of revenues.......................................      1,818,825        1,050,807        3,527,944        1,927,070
     Customer support expenses..............................        297,750          256,797          569,782          482,051
     Technical operations and development expenses..........      1,970,296        2,051,671        4,186,859        3,836,151
     Sales and marketing expenses...........................      3,020,682        3,932,495        5,825,234        6,893,041
     General and administrative expenses....................        817,572        1,100,542        1,569,146        2,618,451
                                                               -------------    -------------    -------------     ------------
          Total costs and expenses..........................      7,925,125        8,392,312       15,678,965       15,756,764
                                                               -------------    -------------    -------------     -----------
Loss from operations........................................     (1,948,121)      (4,810,447)      (4,470,933)      (9,591,272)
Interest income (expense), net..............................       (411,872)          35,791         (699,201)         144,601
                                                               -------------    -------------    -------------     ------------
          Net loss..........................................     (2,359,993)      (4,774,656)      (5,170,134)      (9,446,671)
Redemption of preferred stock in excess of carrying amount               --               --          (74,875)              --
                                                               -------------    -------------    -------------     ------------
Net loss attributable to common shareholders................    $(2,359,993)    $ (4,774,656)    $ (5,245,009)     $(9,446,671)
                                                               -------------    -------------    -------------     ------------
                                                               -------------    -------------    -------------     ------------
Loss per common share- basic and diluted....................   $       (.20)    $      (0.50)    $       (.45)     $     (0.99)
                                                               -------------    -------------    -------------     ------------
                                                               -------------    -------------    -------------     ------------
Weighted average shares
     outstanding- basic and diluted.........................     11,666,700        9,634,000       11,664,700        9,564,000
                                                               -------------    -------------    -------------     ------------
                                                               -------------    -------------    -------------     ------------



 The accompanying notes are an integral part of these consolidated financial statements.

                                                 INFONAUTICS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                     1999             1998
                                                                     ----             ----

Cash flows from operating activities:
  Net loss......................................................  $ (5,170,134)   $ (9,446,671)
  Adjustments to reconcile net loss to cash provided by (used in)
          operating activities:
       Depreciation and amortization............................       727,968         775,080
       Amortization of discount on debt.........................       573,820              --
       Accretion on convertible debt............................        80,625              --
       Provision for losses on accounts receivable..............       206,213          25,000
       Amortization of deferred compensation....................        62,500          62,501
       Severance and related costs..............................            --         398,525
       Changes in operating assets and liabilities:
          Receivables:
        Trade...................................................      (195,960)       (457,598)
        Other...................................................       (43,138)       (163,933)
      Prepaid and other assets..................................       307,063      (1,287,374)
      Accounts payable..........................................      (598,617)        192,429
      Accrued expenses..........................................      (305,599)        511,963
      Accrued royalties.........................................       424,441         249,370
      Deferred revenue..........................................    (1,693,104)        299,617
                                                                  -------------   -------------
            Net cash used in operating activities...............    (5,623,922)     (8,841,091)
                                                                  -------------   -------------
Cash flows from investing activities:
    Purchases of property and equipment.........................      (236,017)       (766,174)
    Purchases of short-term investments.........................            --      (7,284,487)
    Proceeds from maturity of short-term investments............            --      16,186,750
                                                                  -------------   -------------

            Net cash provided by (used in) investing activities.      (236,017)      8,136,089
                                                                  -------------   -------------
Cash flows from financing activities:
    Proceeds from borrowings under accounts receivable
         purchase agreement.....................................     1,790,596              --
    Repayments of borrowings under accounts receivable
         purchase agreement.....................................      (257,496)             --
    Net proceeds from issuance of common stock .................       169,792          45,499
    Repurchase of preferred stock...............................      (333,358)             --
    Proceeds from long term borrowings..........................     3,000,000              --
    Payments on capital lease obligations.......................      (200,823)       (165,702)
                                                                  -------------   -------------
            Net cash provided by (used in) financing activities.     4,168,711        (120,203)
                                                                  -------------   -------------
Net decrease in cash and cash  equivalents......................    (1,691,228)       (825,205)
Cash and cash equivalents, beginning of period..................     3,267,811       2,301,933
                                                                  -------------   -------------
Cash and cash equivalents, end of period........................  $  1,576,583    $  1,476,728
                                                                  -------------   -------------
                                                                  -------------   -------------



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

3. Related Party Transaction:

         The company expensed $172,000 which is due from a related party as bad debt in the three months ended June 30, 1999. The receivable had been included in other receivables at December 31, 1998. The net amount due to the Company arose pursuant to a 1998 agreement with the former Chairman of the Board, Chief Executive Officer and founder of the Company.
         The Company previously recognized severance and related expenses of approximately $500,000 in the first quarter of 1998 related to this agreement.

4. Supplemental Disclosure of Cash Flow Information:

         At June 30, 1999, included in accounts receivable and deferred revenue was approximately $5.8 million representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized as income.
         Approximately $370,000 was recorded during the first six months ended June 30, 1999 as a discount for the issuance of convertible debt below market pursuant to the agreement described in Note 5. During the quarter ended June 30, 1999, the remaining $173,000 of this discount was amortized into interest expense. Interest expense of $53,000 was accrued on the convertible debt in the quarter ended June 30, 1999. The interest expense for the six months ended June 30, 1999 amounted to $81,000.
          Also, approximately $800,000 was recorded as of June 30, 1999 as an additional discount on debt related to the valuation of warrants issued in connection with the convertible debt. In the quarter ended June 30, 1999, $133,000 of this discount was amortized and recorded as interest expense. For the six months ended June 30, 1999, $204,000 of this additional discount was amortized as interest expense.
         In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock described in Note 6, the Company charged additional paid in capital for approximately $75,000, which represents the excess of the redemption price over the Series A Preferred Stock accreted carrying value. The Company acquired $238,000 of equipment under capital lease during the six months ended June 30, 1999. Gross barter amounts of $179,000 are included in revenues and marketing expenses for the six months ended June 30, 1999.

5. Convertible Debentures:

          On February 11, 1999, the Company entered into a Securities Purchase Agreement with an investor under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company.
         The debentures bear interest at a rate of 7% and mature on August 11, 2000. The Debentures became convertible after 90 days from February 11, 1999 into that number of shares of Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures. In connection with this, a discount on convertible debt of approximately $370,000 was recorded upon the issuance. During the six months ended June 30, 1999, the entire $370,000 of this discount was amortized into interest expense.
         The warrants may be exercised at any time during the five year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Common Stock on February 10, 1999. In connection with the issuance of the warrants, the company recorded approximately $800,000 to additional paid in capital as an additional discount to the debt. This discount is being amortized ratably over the term of the debt which is eighteen months. Through June 30, 1999, $205,000 of this discount has been amortized.


6. Shareholders' Equity (Deficit):

         On February 11, 1999, the Company repurchased 283 shares of Series A Preferred Stock which were issued on July 22, 1998 for $333,358. The Company and the holder have agreed not to engage in additional financing under the July 1998 agreement. However, the two warrants, each for 100,000 shares of the Company's Class A Common Stock, under the July 1998 agreement remain in effect. The exercise price of the first warrant for 100,000 shares is $5.15 per share; the exercise price for the second warrant for 100,000 shares is $6.25. Both warrants have a five year term.


7. Commitments and Contingencies:

         Marketing Agreement:

         The Company entered into a marketing agreement in March 1998, in which the Company agreed to pay $4.0 million in placement fees, with $1,200,000 paid in 1998. In March 1999, the payment schedule was revised as follows: $223,333 paid in March 1999 upon the execution of the amendment, monthly payments of $223,333 due through July, 1999, and $500,000 due in August, 1999, November, 1999, and February, 2000. The fees are being amortized on a straight-line basis as of the launch in May 1998, over the term of the two year agreement, with $1,000,000 amortized during the six months ended June 30, 1999.

Included in accrued expenses as of June 30, 1999 is $249,000 resulting from this agreement.

         Equity Investment:

         In conjunction with the planned departure of the Company's Executive Vice President and Co-founder, the Company amended his employment agreement on June 17, 1999. The agreement provides for the Company to invest in the former Executive Vice President's new company as follows: $30,000 in July 1999, $50,000 in August 1999, $80,000 in September 1999, and $120,000 in October 1999
in return for an equity interest in the former employee's new company. The Executive Vice President terminated his employment on July 6, 1999.


8. Accounts receivable purchase line:

         The Company entered into an accounts receivable purchase agreement in May 1999, to sell its receivables to a bank, with recourse. Pursuant to the terms of the agreement the bank may purchase up to $3,000,000 of the Company's receivables. The bank will retain a reserve of at least 20% of any purchased receivable, refunding this amount when the receivable is collected. There is a 1.5% per month finance charge of the average daily account balance and the Company will pay a fee of .75% of each purchased receivable. This agreement is collateralized by substantially all the Company's assets and either party may cancel the agreement at any time. Advances made to the Company are repayable in full upon demand in the event of a default under the agreement. As of June 30, 1999, the Bank had made advances aggregating $1,533,000 against trade receivables with a face amount of $1,916,000.
         The Company has accounted for this transaction as a secured borrowing in accordance with FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."


9. Subsequent event:

         Agreement to form a new company:

         On July 8, 1999, Infonautics signed an agreement with Bell & Howell Company, and its wholly owned subsidiary, Bell and Howell Information and Learning Company(BHIL) to create a new, as-yet-to-be-named company that will combine both companies' complementary K-12 reference businesses.
         Infonautics will contribute its school and library Electric Library business and will receive 27 percent of the new company. BHIL will own the balance of the new entity and also will purchase Infonautics' e-commerce online archive business. In connection with the transaction, Infonautics will receive $22 million in cash. Infonautics will continue to develop and market its suite of Sleuth services. Infonautics will also retain rights to market Electric Library Personal Edition to end-users (subject to an option granted to BHIL to purchase the end-user business).
         The agreement is subject to shareholder approval.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations

         This Report contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, capital and utilization of the accounts receivable purchase agreement, the number of subscribers, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in number of sales personnel, capital expenditures, the effects of the AOL Agreement on the Company, Year 2000 readiness and expenses, seasonality, Electric Schoolhouse, and operating results, and the proposed joint venture. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these cautionary statements or any forward-looking statements.

RECENT DEVELOPMENTS

         On July 8, 1999, the Company, Bell & Howell Company ("Bell & Howell") and its wholly owned subsidiary, Bell & Howell Information and Learning Company ("BHIL"), entered into a Master Transaction Agreement that provides for the formation and capitalization of a new company, the sale of the Company's online publishing business to BHIL and the granting by the Company of certain rights to the new company with respect to the Company's end-user business.

         The Company will contribute to the new company its assets and liabilities that relate exclusively to its Electric Library products and technology which are used in the educational market and the international market. However, the Company will not contribute certain assets that relate directly to the distribution of the Electric Library products and technology in the end-user market. In exchange for its contribution, the Company will receive a cash payment of $20 million and a 27% equity interest in the new company.

         BHIL will contribute to the new company $20 million in cash and the assets and liabilities of BHIL that relate exclusively to or arise from sales to public and private preschool, K-12 programs, teachers and administrators of such K-12 institutions and students and parents of students of such K-12 institutions who are targeted through such K-12 institutions for at home use ("K-12 Segment"). In exchange for its contribution, BHIL will receive a 73% equity interest in the new company. The new company will also perform certain services under customer contracts transferred to the new company by BHIL.

         Additionally, the Company will sell to BHIL, and BHIL will purchase from the Company, the assets and liabilities of the Company that relate exclusively to the Company's e-commerce online publishing markets and customers. In exchange for the Company's e-commerce online publishing business, BHIL will pay to the Company $2 million in cash.

         Infonautics will continue to develop and market its suite of Sleuth services. Infonautics will also retain rights to market Electric Library Personal Edition to end-users (subject to an option granted to BHIL to purchase the end-user business). There will be no change in the stock owned by Infonautics shareholders.

         The completion of the transaction is subject to certain conditions including shareholder approval and no assurance can be given that the new company will be formed.

         Even though there can be no assurance that the agreement will be finalized, the Company will incur costs and fees while working to complete the transaction and such costs will be expensed as incurred.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998, AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998


REVENUES. Total revenues were $5,977,000 for the three months ended June 30, 1999, and $3,582,000 for the three months ended June 30, 1998. Total revenues were $11,208,000 for the six months ended June 30, 1999 compared to $6,165,000 for the six months ended June 30, 1998.

Educational revenues accounted for $3,042,000 or 51% of revenue for the three months ended June 30, 1999 and $1,462,000 or 41% of revenue for the three months ended June 30, 1998. Total educational revenues were $5,747,000 for the six months ended June 30, 1999 compared to $2,611,000 for the six months ended June 30, 1998. The Company had over 4,000 educational contracts at June 30, 1999, approximately 3,200 at December 31, 1998 and 2,400 at June 30, 1998. The 4,000 contracts cover approximately 17,000 institutions.

End-user revenue accounted for $2,154,000 or 36% of revenue for the three months ended June 30, 1999 and $1,138,000 or 32% of revenue for the three months ended June 30, 1998. Total end-user revenues were $3,921,000 for the six months ended June 30, 1999 compared to $2,178,000 for the six months ended June 30, 1998. The Company had more than 85,000 subscribers at June 30, 1999 compared to approximately 54,000 at June 30, 1998.

E-commerce online publishing (formerly content management and custom archive services) revenue was $192,000 or 3% of revenue in the three months ended June 30, 1999, compared to $216,000, or 6% of revenue in the three months ended June 30, 1998. Content management and custom archive services revenue was generated from primarily archive services. Revenue for the six months ended June 30, 1999 amounted to $415,000 as compared to $372,000 for the six months ended June 30, 1998. Revenue has increased as a result of the increase in the number of hosting and archive customers. The Company had 15 content management and custom archive customers at June 30, 1999 compared to 7 at June 30, 1998.

Extranet and intranet knowledge management services (IntelliBank) revenue was $22,000, or less than 1% of revenue in the three months ended June 30, 1999, compared to $648,000, or 18% of revenue for the three months ended June 30, 1998. Revenue was $137,000 and $831,000 for the six months ended June 30, 1999 and 1998 respectively. In the beginning of 1999, the Company announced that Intellibank services would no longer be sold by the Company, and all existing customer commitments would be serviced until the agreements expired. The Company expects no material revenues from Intellibank services after the three months ended June 30, 1999.

Company Sleuth revenues were $230,000, or 4% of revenues for the three months ended June 30, 1999, and $370,000, or 3% of revenues for the six months ended June 30, 1999. There were no Company Sleuth revenues for the three months or six months ended June 30, 1998. All Company Sleuth revenues consist of advertising revenues, approximately half of which comes from barter transactions from other internet content providers.

Other revenue was $337,000, or 6% of revenues for the three months ended June 30, 1999, and $118,000, or 3% of revenues for the three months ended June 30, 1998. For the six months ended June 30, 1999, other revenue amounted to $618,000 as compared to $174,000 in the six months ended June 30, 1998. Other revenue consists of international and reseller revenue. The increases in other revenue are a result of international sales arrangements with Korea and Australia.

COST OF REVENUES. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $1,819,000 for the three months ended June 30, 1999, as compared to $1,051,000 for the three months ended June 30, 1998. Cost of revenues as a percentage of revenue for the three months ended June 30, 1999 and 1998 was 30% and 29%, respectively. Cost of revenues were $3,528,000 and $1,927,000 for the six months ended June 30, 1999 and 1998, respectively. As a percentage of revenues, this amounted to 31% and 31%, respectively. The increase in cost of revenues for each period primarily reflects costs incurred to provide services to an increased number of users.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $298,000 for the three months ended June 30, 1999, compared to $257,000 for the three months ended June 30, 1998. As a percentage of revenue, customer support expenses for the second quarter were 5% in 1999 and 7% in 1998. Customer support expenses were $570,000 for the six months ended June 30, 1999, compared to $482,000 for the six months ended June 30, 1998. The absolute dollar increase in 1999 resulted primarily from the continuing need for the Company to provide additional support to its growing customer base. The customer support expenses, as a percentage of revenues, declined in 1999, as the staffing levels were able to support a greater number of users. The Company anticipates continuing to make increasing customer support expenditures as the Company provides service to an increased number of subscribers.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all of the Company's costs for technical operations and development have been expensed as incurred. Technical development and operation expenses were $1,970,000 or 33% of total revenues for the three months ended June 30, 1999, compared to $2,052,000 or 57% of total revenues for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, the technical development and operations costs were $4,187,000 and $3,836,000, or 37% and 62% of total revenues, respectively. The absolute dollar change in technical operations and development expenses was largely due to the Company's shifting of resources, with a greater focus on product development and enhancements for the six month comparison, while for the second quarter of 1999 alone, this increase was offset by a decrease in costs to support Intellibank revenues and by general cost containment efforts. The level of technical operations and development expenses may continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that a possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs are expensed when incurred and revenue from sales is deferred over the term of the subscription or contract. Sales and marketing expenses were $3,021,000 for the three months ended June 30, 1999, compared to $3,932,000 for the three months ended June 30, 1998, representing a 23% decrease. As a percentage of revenue, sales and marketing costs were 51% and 110% for the three months ended June 30, 1999 and 1998, respectively. Sales and marketing costs were $5,825,000 and $6,893,000, or 52% and 112% of revenue, for the six months ended June 30, 1999 and 1998 respectively. The principal reasons for the decrease in absolute dollars was the Company's decision to decrease marketing efforts for certain products and services. The Company does not anticipate significantly increasing its sales force during 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $818,000 for the three months ended June 30, 1999, compared to $1,101,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses were $1,569,000, as compared to $2,618,000 for the six months ended June 30, 1998. Included in the six months ended June 30, 1998, was a one time charge of approximately $500,000 for separation and related costs in connection with the resignation of the former Chairman of the Board, Chief Executive Officer and founder of the Company. Additionally, the Company has reduced expenses related to headcount, investor relations, and other professional fees during 1999. The Company expects to incur significant professional fees in association with the work being performed on the Bell & Howell agreement. Such costs will be expensed as incurred.

INTEREST INCOME (EXPENSE), NET. The Company incurred net interest expense of $412,000 in the three months ended June 30, 1999, as compared to net interest income of $36,000 in the three months ended June 30, 1998. Approximately $172,000 of interest expense was incurred in the current quarter for the remaining amount of the discount for the issuance of convertible debt below market. Approximately $186,000 of interest expense was incurred for the amortization of the warrant valuation and 7% interest on the convertible debt. The remaining interest of $54,000 was for leases and the accounts receivable financing. The Company incurred net interest expense of $699,000 in the six months ended June 30, 1999, compared to net interest income of $145,000 for the six months ended June 30, 1998. This is due to the decrease in the amount of investments and the additional debt and related charges which were incurred in 1999. Interest expense in the third quarter of 1999 is expected to decrease as the discount for the issuance of convertible debt below market is fully amortized. The Company will continue to incur interest expense for the interest incurred on the convertible debt, the amortization of the warrant valuation, the utilization of the accounts receivable purchase line and leases.

INCOME TAXES. The Company has incurred net operating losses since inception and accordingly, has not recorded an income tax benefit for these losses.


LIQUIDITY AND CAPITAL RESOURCES

To date the Company has funded its operations and capital requirements through proceeds from the private sale of equity securities, its initial public offering, proceeds from the issuance of preferred stock and, to a lesser extent, operating leases. In February 1999, the Company also raised funds through issuance of convertible debt. During the second quarter, the Company has utilized the accounts receivable purchase agreement which it entered into in May 1999 to fund cash needs. The Company intends to continue to utilize this arrangement to minimize the effects of seasonality on the Company's cash collections during July and August 1999. For the next twelve months, the Company believes it will be able to fund its operations through existing cash and cash generated through operations, including utilizing proceeds from the accounts receivable purchase agreement.

The Company had cash, cash equivalents and investments of approximately $1,577,000 at June 30, 1999, as compared to $3,268,000 at December 31, 1998, a decrease of $1,691,000. The cash balance was fully funded by the related notes payable. The Company raised $3.0 million in February 1999 through convertible debt, to supplement its working capital. The Company monitors its cash and investment balances regularly and invests excess funds in short-term money market funds.

Working capital requirements are financed through a combination of internally generated cash flow from operating activities, which fluctuate significantly during the year due to the seasonal nature of the Company's business, managing terms with vendors and equity or accounts receivable financing.

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

The Company used cash in operations of approximately $5,624,000 for the six months ended June 30, 1999 compared with $8,841,000 for the comparable period in 1998. This decrease in cash used is primarily a result of a decrease in net loss of approximately $4.3 million.

Net cash used in investing activities was $236,000 for the six months ended June 30, 1999. This compares to cash provided by investing activities of $8,136,000 for the six months ended June 30, 1998. The cash provided in the six months ended June 30, 1998 is a result of investments maturing during the year which were not reinvested. Net cash used for capital expenditures was $236,000 and $766,000, respectively, for the six months ended June 30, 1999 and 1998. There was no cash provided by or used in investment purchases and proceeds for the six months ended June 30, 1999. Net cash provided by investment purchases and proceeds was $8,902,000, net, for the six months ended June 30, 1998.

The Company's principal commitments at June 30, 1999 consisted of commitments under royalty licenses and other agreements, as well as obligations under operating and capital leases. In connection with the America Online, Inc. (AOL) Agreement entered into during March 1998, the Company has agreed to pay AOL $4.0 million in placement fees. The Company paid $1.2 million to AOL in 1998. In March 1999, AOL and the Company amended the AOL Agreement to revise the payment schedule for placement fees. The Company paid $223,333 at execution of the amendment. The Company's revised payment terms require monthly payments of $223,333 through July 1999, and $500,000 due in August 1999, $500,000 in
November 1999, and $500,000 due in February 2000. Included in accrued liabilities is $249,000 as of June 30, 1999. In addition to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues. There can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company. Additionally, the Company committed to invest $280,000 in a former employees new company as follows: $30,000 in July 1999, $50,000 in August 1999, $80,000 in September 1999, and $120,000 in October
1999 in return for an equity interest in the former employees new company.

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

Net cash provided by financing activities was $4,169,000 in the six months ended June 30, 1999, compared to cash used in financing activities of $120,000 in the six months ended June 30, 1998. In February 1999, the Company raised an additional $3 million through the issuance of convertible debt. In May 1999, the company entered a receivable purchase agreement with a bank which provided a net amount of $1.5 million to the Company.

At June 30, 1999, the Company had available cash, cash equivalents and investments of approximately $1,577,000. The Company has a working capital deficiency of approximately $6,383,000. This working capital deficiency includes deferred revenue of $9,684,000. The Company will change its planned expenditures or take additional cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. If the cash and cash equivalents balance and cash generated by operations and utilization of the accounts receivable purchase line is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's shareholders and an increase in interest expense. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful this would have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

The Year 2000 problem arises because many currently installed computer systems and software programs accept only two-digit (rather than four-digit) entries to define the applicable year and as a result are not able to distinguish 21st century dates from 20th century dates. Commencing in the year 2000, this could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, an inability to provide services, process transactions, send invoices or engage in similar normal business activities. The Company's review of its Year 2000 compliance covers the information technology systems used in the Company's operations ("IT Systems"), the Company's non-IT Systems, such as building security, voice mail and other systems and the computer hardware and software systems used by the Company's customers who use the Company's products and services ("Products"). The Company's Year 2000 compliance effort has already covered or will cover the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) identification of and communication with the Company's significant suppliers, customers, vendors and business partners whose failure to remedy their own Year 2000 problems will affect the Company; (iii) assessment of repair or replacement requirements; (iv) repair or replacement; (v) testing; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. The project is being managed internally and the Company currently plans to complete its Year 2000 compliance, and have contingency plans developed, by the end of the third quarter of 1999, subject to the discussion below.

The Company has completed testing of all current versions of its core products and believes they are Year 2000 compliant, with the exceptions described below. The Company will continue testing to ensure that upgrades and updates to the products maintain compliance. The Company has obtained verification from substantially all third party vendors that their products are compliant, and is currently testing such compliance. Even so, the assessment of whether a system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system or device's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that a fully Year 2000 compliant version of such software is available. The Company is in the process of completing the implementation and testing of such financial and accounting software on its IT Systems and Products, and expects this testing and evaluation to be completed by September 1, 1999. The supplier of the Company's credit card processing services and related software has made certain contractual representations to the Company that the supplier will comply with all applicable Visa and MasterCard rules and regulations as they relate to credit card processing and Year 2000 compliance.

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

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The cost to date of the Year 2000 compliance effort is approximately $250,000. The Company expects to incur up to an additional $350,000 in Year 2000 compliance related costs through the end of the year, which will include the cost of consultants. Most of its current expenses to date have related to the opportunity cost of time spent by employees of the Company evaluating prior and current versions of the Products, purchases of equipment and Year 2000 compliance matters generally. At this time, the Company has obtained verification from substantially all of its third party vendors that their products are compliant. The Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, prior or current versions of its Products, its suppliers, its vendors, its business partners, its customers, and other parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

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

The audit, analysis and assessment phase of the Company's Year 2000 compliance effort is based on numerous assumptions, one of the most significant of which has to do with the percentage of non-compliant systems and program code of all systems and program code. The Year 2000 compliance effort assumes that the percentage of non-compliant code will be consistent with general software industry practices, and as such, the Company plans to have all core lines of business systems compliant and contingency plans in place for all systems (compliant as well as non-compliant) by the end of the third quarter of 1999. The Company has revised its estimated compliance and contingency completion date based in part on meeting with and discussing Year 2000 issues with its key third party vendors later than originally expected. In addition, the Company spent additional time establishing a suitable test environment for its Year 2000 compliance efforts. Finally, any significant differences between the assumptions and actual percentage of non-compliant code will have an impact on the estimated completion date and the costs of the Year 2000 compliance effort.

The Company believes that the most current versions of its Products are Year 2000 compliant, with the exception of its e-commerce online publishing sites. The Company has successfully migrated an e-commerce online publishing site to a Year 2000 compliant platform, but the migration of the remaining sites is still to be completed. Currently, the Company expects to complete the migration of the remaining e-commerce online publishing sites by the beginning of the fourth quarter of 1999, and is dedicating resources to this project in order to meet this date. However, the Company has also developed a contingency plan for the remaining e-commerce online publishing sites in the event that they are not migrated to a Year 2000 compliant platform by October 31, 1999. The Company believes the cost to make the remaining e-commerce online publishing sites Year 2000 compliant, as well as to implement the contingency plan, if required, will not require any material expenditures or dedication of resources.

ELECTRIC SCHOOLHOUSE

In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC that will pursue the Company's Electric Schoolhouse project. Performance of certain obligations under the February 1998 agreement remains to be completed, and the Company continues to attempt to finalize with Electric Schoolhouse, LLC performance of these obligations. These obligations include, for example, the Company's 10% equity interest in Electric Schoolhouse, LLC, which as a result of capital restructuring by Electric Schoolhouse, LLC may result in the Company owning less than a 10% equity interest, and the issuance by the Company of 125,000 shares of Class A Common Stock to Mr. Weinberger. In addition, under the February 1998 agreement, Electric Schoolhouse, LLC is obligated to repay the Company for certain expenses and costs. The Company is continuing to pursue collection of these amounts, repayment of which was originally due on September 30, 1998 under the February 1998 agreement and remains outstanding. The Company has expensed as bad debt the balance due from Electric Schoolhouse, LLC, approximately $172,000 which was owed to the Company.

SEASONALITY

The Company experiences certain elements of seasonality related to the annual school terms. A significant number of schools align their payments for the start of school timeframe. As a result, the Company expects seasonally strong cash collections in the third and fourth quarters. Additionally, new sales commitments, or bookings, tend to be slower when schools are not in session, primarily during the summer months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


PART II.      OTHER INFORMATION

Item 2.    Changes in Securities

         On February 11, 1999, the Company entered into a Securities Purchase Agreement with RGC International Investors, LDC ("RGC") under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company. Additionally, on February 11, 1999, the Company repurchased 283 shares of Series A Preferred Stock from RGC, at a purchase price of $333,358, which were previously issued to RGC on July 22, 1998. The Company and RGC have agreed not to engage in additional financing under the July 1998 agreement.
         The debentures bear interest at a rate of 7% per annum commencing on February 11, 1999 and mature on August 11, 2000. The debentures became convertible after 90 days from the closing date into that number of shares of Class A Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures.
         The warrants may be exercised at any time during the five year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Common Stock on February 10, 1999. The Company has registered under the Securities Act of 1933, as amended, the resale of the Common Stock to be issued upon conversion of the debentures or exercise of the warrants.


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


Item 6.    Exhibits & Reports on Form 8-K

(a)  Exhibits:


        10.1 - Amendment to Employment Agreement between Joshua Kopelman and Infonautics, Inc. dated June 17, 1999.

        10.2 - Amendment to Agreement of Termination and Assignment dated October 30, 1992 between Telebase Systems, Inc. and Marvin Weinberger and Lawrence Husick and Bill of Sale dated April 19, 1993 between Infonautics, Inc. and Marvin Weinberger (incorporated by reference to Exhibit 10.15 to the Form S-1 Registration Statement).

        27.0 - Financial Data Schedule

(b) Reports on Form 8-K:

On June 1, 1999, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that at the Company's annual meeting of shareholders held on May 27, 1999, all the nominees for election as directors as set forth in the Proxy Statement dated April 12, 1999 were elected with the exception of Marvin I. Weinberger. On May 26, 1999, Mr. Weinberger resigned from the board of directors of the Company and, prior to the annual meeting, the board of directors of the Company reduced the size of the board by one member to a total of seven members.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: August 13, 1999                  /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer




Date: August 13, 1999                  /s/ Federica F. O'Brien
                                       ----------------------------
                                       Federica F. O'Brien
                                       Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)