Form 10-Q
period 1999-09-30
INFONAUTICS INC
filed 1999-11-15
CIK 909494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at September 30, 1999
                  -----                      ---------------------------------
  Class A Common Stock, no par value                  11,679,858
  Class B Common Stock, no par value                     100,000

                                  INFONAUTICS, INC.


                                        INDEX


                                                                                                          Page Number
                                                                                                          -----------
PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets as of September 30,
      1999 (unaudited) and December 31, 1998 .................................................................3

    Consolidated Statements of Operations (unaudited) for the
      three months and nine months ended September 30, 1999 and
      September 30, 1998......................................................................................4


    Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended September 30, 1999 and September 30, 1998.............................................5


    Notes to Consolidated Financial Statements................................................................6-9


  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................................................10-20


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................20



PART II:  OTHER INFORMATION

  Item 2.  Changes in Securities..............................................................................20

  Item 5.  Other Information..................................................................................20

  Item 6.  Exhibits and Reports on Form 8-K...................................................................20-21


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                 INFONAUTICS, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                         -------------          ------------
                                                                              1999                1998
                                                                              ----                ----

                                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.........................................    $   2,462,983       $  3,267,811
    Receivables:
      Trade, less allowance for doubtful accounts
         of $77,840 in 1999 and $65,740 in 1998.......................        5,504,455          2,934,597
         Trade, assigned..............................................          589,181                 --
         Other........................................................          275,100            305,121
    Prepaid royalties.................................................          285,398            397,849
    Prepaid expenses and other assets.................................          330,854            446,492
                                                                          -------------        ------------
            Total current assets......................................        9,447,971          7,351,870
Property and equipment, net...........................................        2,043,699          2,572,617
Other assets..........................................................          362,027            267,885
                                                                          -------------        ------------
                Total assets..........................................    $  11,853,697       $ 10,192,372
                                                                          =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable, bank...............................................    $     470,595         $       --
    Current portion of obligations under capital lease................          214,055            356,898
    Accounts payable..................................................        1,527,390          1,929,598
    Accrued expenses..................................................        1,243,757          1,484,934
    Accrued royalties.................................................        1,994,577          1,334,669
    Deferred revenue..................................................       11,128,991          7,807,016
                                                                          -------------       -------------
            Total current liabilities.................................       16,579,365         12,913,115
Noncurrent portion of obligations under capital lease.................          121,759             47,209
Noncurrent portion of deferred revenue................................        1,677,616            530,256
Convertible debt......................................................        2,671,597                 --
                                                                          -------------       -------------
            Total liabilities.........................................       21,050,337          13,490,580
                                                                          -------------         -----------
Commitments and contingencies

Shareholders' equity (deficit):
Series A Convertible Preferred Stock, no par value, 5,000
    shares authorized, 0 and 283 shares issued and outstanding
   at September 30, 1999 and December 31, 1998........................               --             258,483
Class A common stock, no par value; 25,000,000
    shares authorized; one vote per share; 11,679,858
    and 11,522,692 shares issued and outstanding at
    September 30, 1999 and December 31, 1998..........................               --                  --
Class B common stock, no par value; 100,000 shares
     authorized, issued and outstanding...............................               --                  --
Additional paid-in capital ...........................................       58,127,525          56,666,439
Deferred compensation ................................................          (31,250)           (125,000)
Accumulated deficit ..................................................      (67,292,915)        (60,098,130)
                                                                           ---------------     ------------

            Total shareholders' equity (deficit) .....................       (9,196,640)         (3,298,208)
                                                                           --------------       ------------
            Total liabilities and shareholders' equity (deficit) .....     $ 11,853,697        $ 10,192,372
                                                                           ==============       ============

              The accompanying notes are an integral part of these consolidated financial statements.

                                                 INFONAUTICS, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   ------------------                 -----------------
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     ------------                       -------------
                                                                  1999             1998             1999             1998
                                                                  ----             ----             ----             ----

Revenues     ...............................................    $ 6,171,893     $  4,147,503     $ 17,379,924     $ 10,312,996
                                                                ------------    -------------    ------------     ------------
Costs and expenses:
     Cost of revenues.......................................      1,726,873        1,079,261       5,254,817         3,006,330
     Customer support expenses..............................        303,243          318,619         873,025           800,671
     Technical operations and development expenses..........      2,077,216        1,939,843       6,264,075         5,775,994
     Sales and marketing expenses...........................      3,016,391        4,009,419       8,841,625        10,902,459
     General and administrative expenses....................        798,089        1,023,815       2,367,234         3,642,268
                                                                ------------    -------------    ------------     ------------
          Total costs and expenses..........................      7,921,812        8,370,957      23,600,776        24,127,722
                                                                ------------    -------------    ------------     ------------

Loss from operations........................................      (1,749,919)     (4,223,454)      (6,220,852)     (13,814,726)
Interest income (expense), net..............................        (274,732)          9,182         (973,933)         153,783
                                                                -------------    -------------     -----------     ------------
          Net loss..........................................      (2,024,651)     (4,214,272)      (7,194,785)     (13,660,943)
Redemption of preferred stock in excess of carrying amount                --              --          (74,875)              --
                                                                 ------------    -------------     -----------     ------------
Net loss attributable to common shareholders................   $  (2,024,651)    $(4,214,272)    $ (7,269,660)    $(13,660,943)
                                                                 ============    =============     ===========     ============
Loss per common share- basic and diluted....................   $       (0.17)    $     (0.44)    $      (0.62)    $      (1.42)
                                                                 ============    =============     ===========     ============
Weighted average shares
    outstanding- basic and diluted..........................      11,692,400        9,640,900       11,682,800        9,589,700
                                                                 ============    =============     ===========     ============






              The accompanying notes are an integral part of these consolidated financial statements.

                                                 INFONAUTICS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1999             1998
                                                                            -----            ----
Cash flows from operating activities:
  Net loss............................................................    $ (7,194,785)   $ (13,660,943)
  Adjustments to reconcile net loss to cash provided by (used in)
  operating activities:
   Depreciation and amortization......................................        1,118,822        1,119,461
   Amortization of discount on convertible debt.......................          707,045               --
   Accretion on convertible debt......................................          133,125               --
   Provision for losses on accounts receivable........................          293,672           25,000
   Amortization of deferred compensation..............................           93,750           93,751
   Severance and related costs........................................               --          398,525
   Changes in operating assets and liabilities:
    Receivables:
     Trade............................................................        (619,603)      (1,078,498)
     Other............................................................        (141,892)        (336,071)
    Prepaid and other assets..........................................         293,947         (626,721)
    Accounts payable..................................................        (402,208)         672,855
    Accrued expenses..................................................        (241,177)          71,378
    Accrued royalties.................................................         659,908          449,102
    Deferred revenue..................................................       1,808,140        2,546,998
                                                                           ------------   -------------
         Net cash used in operating activities........................      (3,491,256)     (10,325,163)
                                                                           ------------   -------------
Cash flows from investing activities:
    Purchases of property and equipment...............................        (352,698)        (756,412)
    Investment at cost................................................        (160,000)              --
    Purchases of short-term investments...............................              --       (7,852,263)
    Proceeds from maturity of short-term investments..................              --       16,796,440
                                                                           ------------   --------------
         Net cash provided by (used in) investing activities..........        (512,698)       8,187,765
                                                                           ------------   --------------
Cash flows from financing activities:
    Proceeds from borrowings under accounts receivable
      purchase agreement..............................................        2,443,734              --
    Repayments of borrowings under accounts receivable
      purchase agreement..............................................      (1,973,139)              --
    Net proceeds from issuance of common stock .......................         367,389           53,007
    Net proceeds from issuance of preferred stock and warrants, net ..              --        2,953,139
    Repurchase of preferred stock.....................................        (333,358)              --
    Proceeds from long term borrowings................................       3,000,000               --
    Payments on capital lease obligations.............................        (305,500)       (243,374)
                                                                           ------------   --------------
            Net cash provided by (used in) financing activities.......       3,199,126        2,762,772
                                                                           ------------   --------------
Net decrease in cash and cash  equivalents............................        (804,828)         625,374
Cash and cash equivalents, beginning of period........................       3,267,811        2,301,933
                                                                           ------------   --------------
Cash and cash equivalents, end of period..............................     $ 2,462,983    $   2,927,307
                                                                           ============   ==============


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

3. Supplemental Disclosure of Cash Flow Information:

         At September 30, 1999, included in accounts receivable and deferred revenue was approximately $4.5 million representing that portion of subscription revenue from long-term agreements which have been billed, but not yet received or recognized as income.

         Approximately $370,000 was recognized during the nine months ended September 30, 1999 as a discount for the issuance of convertible debt below market pursuant to the agreement described in Note 4. There was no discount recorded in the three months ended September 30, 1999.

         Interest expense of approximately $53,000 and $133,000 was accrued on the convertible debt in the three months and nine months ended September 30, 1999, respectively.

         Also, approximately $800,000 was recorded as an additional discount on debt, related to the valuation of warrants issued in connection with the convertible debt.

In the quarter ended September 30, 1999, $133,000 of this discount was amortized and recorded as interest expense. For the nine months ended September 30, 1999, $338,000 of this discount was amortized as interest expense.

         In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock described in Note 5, the Company charged additional paid in capital for approximately $75,000, which represents the excess of the redemption price over the Series A Preferred Stock accreted carrying value.

         The Company acquired $238,000 of equipment under capital lease during the nine months ended September 30, 1999. Gross barter amounts of $71,000 and $250,000 are included in revenues and marketing expenses for the three months and nine months ended September 30, 1999, respectively.

4. Convertible Debentures:

         On February 11, 1999, the Company entered into a Securities Purchase Agreement with an investor under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company.

         The debentures bear interest at a rate of 7% and mature on August 11, 2000. The Debentures became convertible on May 11, 1999 into that number of shares of Class A Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures. In connection with this, a discount on convertible debt of approximately $369,000 was recorded upon the issuance and was amortized into interest expense between the date the debentures were issued and the date they became convertible.

         The warrants may be exercised at any time during the five year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Class A Common Stock on February 10, 1999. In connection with the issuance of the warrants, the Company recorded approximately $800,000 to additional paid in capital as an additional discount to the debt. This discount is being amortized ratably over the term of the debt which is eighteen months, see Note 3.

5. Shareholders' Equity (Deficit):

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

6. Commitments and Contingencies:

         Marketing Agreement:

         The Company entered into a marketing agreement in March 1998, in which the Company agreed to pay $4.0 million in placement fees, with $1,200,000 paid in 1998. In March 1999, the payment schedule was revised as follows: $223,333 paid in March 1999 upon the execution of the amendment, monthly payments of $223,333 due through July, 1999, and $500,000 due in August, 1999, November, 1999, and February, 2000. The fees are being amortized on a straight-line basis as of the launch in May 1998, over the term of the two year agreement, with $1,543,000 amortized during the nine months ended September 30, 1999. Included in accrued expenses as of September 30, 1999 is $312,000 resulting from this agreement.

7. Accounts receivable purchase line:

         The Company entered into an accounts receivable purchase agreement in May 1999, to sell its receivables to a bank, with recourse. Pursuant to the terms of the agreement the bank may purchase up to $3,000,000 of the Company's receivables. The bank will retain a reserve of at least 20% of any purchased receivable, refunding this amount when the receivable is collected. There is a 1.5% per month finance charge of the average daily account balance and the Company will pay a fee of .75% of each purchased receivable. This agreement is collateralized by substantially all the Company's assets and either party may cancel the agreement at any time. Advances made to the Company are repayable in full upon demand in the event of a default under the agreement. As of September 30, 1999, the Bank had outstanding advances of $471,000 against trade receivables with a face amount of $589,000.

         The Company has accounted for this transaction as a secured borrowing in accordance with FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

8. Related Party Transactions:

         Investment at cost:

         Effective July 6, 1999, the Executive vice president resigned. Pursuant to the terms of his employment agreement, as amended, the Executive vice president was entitled to receive either (i) a lump sum payment equal to $160,000 (subject to taxes) or (ii) an equity investment in the former executive's newly formed company, subject to certain conditions, in the amount of $280,000 for an initial equity position of 10%. The Company elected to make an equity investment in the new company and has invested $160,000 through September 30, 1999, with $120,000 payable in October 1999. The Executive vice president is a consultant to the Company through January 6, 2000, unless his consulting agreement is terminated earlier or renewed by mutual agreement.

         Due from related party:

         During the second quarter of 1999, the Company expensed $172,000 as bad debt. The receivable had been included in other receivables at December 31, 1998. The net amount due to the Company arose pursuant to a 1998 agreement with the former Chairman of the Board, Chief Executive Officer and founder of the Company.

         The Company previously recognized severance and related expenses of approximately $500,000 in the first quarter of 1998 related to this agreement.

9. Disposition of business:

         Agreement to form a new company:

         On July 8, 1999, Infonautics signed an agreement with Bell & Howell Company, and its wholly owned subsidiary, Bell & Howell Information & Learning Company(BHIL) to create a new, as-yet-to-be-named company ("EDCO") that will combine both companies' complementary K-12 reference businesses.

         Assuming the transaction receives shareholder approval, Infonautics will contribute its school and library Electric Library business and will receive 27 percent of EDCO. BHIL will own the balance of EDCO and also will purchase

Infonautics' e-commerce online archive business. In connection with the transaction, Infonautics will receive $22 million in cash. Infonautics will continue to develop and market its suite of Infonautics Sleuth services. Infonautics will also retain rights to market Electric Library Personal Edition to end-users (subject to an option granted to BHIL to purchase the end-user business).

         The agreement is subject to shareholder approval. A special meeting of shareholders is scheduled for November 29, 1999 to seek shareholder approval.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations

         This Report contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, capital and utilization of the accounts receivable purchase agreement, the number of subscribers, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in number of sales personnel, capital expenditures, the effects of the AOL Agreement on the Company, Year 2000 readiness and expenses, seasonality, Electric Schoolhouse, and operating results, and the proposed transaction with Bell & Howell, its closing, and consequences. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these cautionary statements or any forward-looking statements.


RECENT DEVELOPMENTS

         On July 8, 1999, the Company, Bell & Howell Company ("Bell & Howell") and its wholly owned subsidiary, Bell & Howell Information & Learning Company ("BHIL"), entered into a Master Transaction Agreement that provides for the formation and capitalization of a new company, the sale of the Company's online publishing business to BHIL and the granting by the Company of certain rights to the new company with respect to the Company's end-user business (collectively, the "Transaction").

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

         Infonautics will continue to develop and market its suite of Infonautics Sleuth services. Infonautics will also retain rights to market Electric Library Personal Edition to end-users (subject to an option granted to BHIL to purchase the end-user business). There will be no change in the stock owned by Infonautics shareholders.

         The completion of the transaction is subject to certain conditions including shareholder approval. A special meeting of shareholders is scheduled for November 29, 1999 to seek shareholder approval, although no assurance can be given that approval will be obtained.

         Even though there can be no assurance that the agreement will be finalized, the Company will incur costs and fees while working to complete the transaction and such costs will be expensed.

         The management's discussion and analysis that follows this "RECENT DEVELOPMENTS" section does not discuss trends that will change as result of the closing of the Transaction which is subject to shareholder approval. Upon closing of the Transaction, the trends that are discussed will change significantly. For example:

         REVENUES. Revenues from educational, international, and e-commerce online publishing customers will be included in the Company's total revenues through the date of the Transaction. Upon completion of the Transaction, the Company will continue earning revenues from the end-user edition of Electric Library and its Infonautics Sleuth products. This is expected to have a minor impact on the Company's full year financial information, as the Transaction is expected to be completed in the latter half of the fourth quarter of 1999. However, the revenue trends discussed in this report, beginning in the year 2000, will be significantly different than the comparable periods in 1999.

         COST OF REVENUES. At closing, the Company will execute a content licensing agreement with EDCO to provide the content for the end-user business. The Company will pay to EDCO a royalty specified in the agreement, which the Company expects to be somewhat less than it is currently incurring. In addition, the Company will execute a technical services agreement with EDCO, also at a percentage specified in the agreement to provide for the support of content and technical services for the end-user business.

         CUSTOMER SUPPORT, TECHNICAL OPERATIONS, SALES AND MARKETING and GENERAL AND ADMINISTRATIVE. As part of the Transaction, approximately 120 of the Company's current 170 employees will become employees of EDCO. Although the Company will be hiring additional employees after the transaction, customer support and development costs are expected to decline in 2000 in comparison to 1999. Beginning in the year 2000, the customer support costs and development costs are expected to be significantly different than the comparable periods in 1999. Additionally, the Company expects to incur significant sales and marketing costs, for the marketing of the Company's Sleuth products, after receiving the cash proceeds described above. Other costs will also decline as a result of the decrease in the number of employees, while this will be offset by costs such as hiring and obtaining office space.

         OTHER. Upon the completion of the Transaction the Company will recognize a gain of over $30,000,000 on the sale of all of the net assets of its Electric

Library services to schools and universities as well as the net assets of its e-commerce online publishing business.

         LIQUIDITY AND CAPITAL RESOURCES. The Company will receive approximately $20 million after fees, following the completion of the Transaction. The Company expects to use the net proceeds for expenses relating to the expansion of the Company's sales, marketing and development organizations, capital expenditures, and other general corporate and working capital purposes. The amounts actually expended by the Company will vary significantly depending upon a number of factors, including future revenue growth and the amount of cash generated by the Company's operations. This cash, as well as the liabilities transferred to EDCO, will improve the Company's current ratio and provide working capital to the Company.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998


         REVENUES. Total revenues were $6,172,000 for the three months ended September 30, 1999, and $4,148,000 for the three months ended September 30, 1998. Total revenues were $17,380,000 for the nine months ended September 30, 1999 compared to $10,313,000 for the nine months ended September 30, 1998.

         Educational revenues accounted for $3,440,000 or 56% of revenue for the three months ended September 30, 1999 and $1,908,000 or 46% of revenue for the three months ended September 30, 1998. Total educational revenues were $9,186,000 for the nine months ended September 30, 1999 compared to $4,519,000 for the nine months ended September 30, 1998. The increases are due to the increase in the number of institutions subscribing to Electric Library. The Company served approximately 19,400 institutions at September 30, 1999, compared to 9,500 at September 30, 1998.

         End-user revenue accounted for $2,086,000 or 34% of revenue for the three months ended September 30, 1999 and $1,154,000 or 28% of revenue for the three months ended September 30, 1998. Total end-user revenues were $6,007,000 for the nine months ended September 30, 1999 compared to $3,328,000 for the nine months ended September 30, 1998. The increase is due to the increase in the number of end-user subscribers to Electric Library. The Company had more than 83,000 subscribers at September 30, 1999 compared to approximately 54,000 at September 30, 1998.

         E-commerce online publishing (formerly content management and custom archive services) revenue was $183,000 or 3% of revenue in the three months ended September 30, 1999, compared to $236,000, or 6% of revenue in the three months ended September 30, 1998. Content management and custom archive services revenue was generated primarily from archive services. Revenue for the nine months ended September 30, 1999 amounted to $598,000 as compared to $608,000 for the nine months ended September 30, 1998. Revenue has remained relatively flat as the number of hosting and archive customers has not changed significantly. The Company had 15 content management and custom archive customers at September 30, 1999 compared to 14 at September 30, 1998. The Company does not expect these revenues to increase as a result of its announcement to sell the related assets to Bell and Howell.

         Extranet and intranet knowledge management services (IntelliBank) revenue was $30,000, or less than 1% of revenue in the three months ended September 30, 1999, compared to $622,000, or 15% of revenue for the three months ended September 30,

1998. Revenue was $167,000 and $1,452,000 for the nine months ended September 30, 1999 and 1998, respectively. In the beginning of 1999, the Company announced that Intellibank services would no longer be sold by the Company, and all existing customer commitments would be serviced until the agreements expired. The Company expects no material revenues from Intellibank services after September 30, 1999.

         Infonautics Sleuth product revenues were $262,000, or 4% of revenues for the three months ended September 30, 1999, and $632,000, or 4% of revenues for the nine months ended September 30, 1999. There were no Sleuth product revenues for the nine months ended September 30, 1998. All Sleuth product revenues consist of advertising and referral fee revenues, of which nearly 40% comes from barter transactions with other Internet content providers.

         Other revenue was $171,000, or 3% of revenues for the three months ended September 30, 1999, and $228,000, or 5% of revenues for the three months ended September 30, 1998. For the nine months ended September 30, 1999, other revenue amounted to $790,000 as compared to $406,000 in the nine months ended September 30, 1998. Other revenue consists of international and reseller revenue. The decrease in revenue in the current quarter is a result of the expiration of certain Electric Library reseller agreements as a result of the Company's shifting focus away from reseller sales. The increase in the nine month periods are a result of international sales arrangements with Korea, entered in the first quarter of 1999, and Australia, entered in fourth quarter of 1998.

          COST OF REVENUES. The principal elements of the Company's cost of revenues are royalty and license fees paid to providers of content, hardware and software, communication costs associated with the delivery of the online services, as well as performance based bounties paid to web sites to obtain trials. Cost of revenues was $1,727,000 for the three months ended September 30, 1999, as compared to $1,079,000 for the three months ended September 30, 1998. Cost of revenues as a percentage of revenue for the three months ended September 30, 1999 and 1998 was 28% and 26%, respectively. Cost of revenues were $5,255,000 and $3,006,000 for the nine months ended September 30, 1999 and 1998, respectively. As a percentage of revenues, this amounted to 30% and 29%, respectively. The absolute value increase in cost of revenues for each period primarily reflects costs incurred to provide services to an increased number of users. The increase in cost of revenues as a percentage of revenues is a result of an increase in bounties paid to web sites, as well as a change in revenue mix. The revenues from products with higher royalty percentages, such as educational and end-user, have increased significantly while the revenue from products with lower royalty percentages, such as extranet and intranet management services, has actually decreased. This change in the revenue mix causes the percentage of cost of sales to increase in relation to overall sales, while the actual rate of royalties by product line remains constant.

         CUSTOMER SUPPORT. Customer support expenses consist of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $303,000 for the three months ended September 30, 1999, compared to $319,000 for the three months ended September 30, 1998. As a percentage of revenue, customer support expenses for the third quarter were 5% in 1999 and 8% in 1998. While absolute dollar costs have decreased slightly, the percentage of costs to revenues have decreased from 8% to 5%. This is due to efficiencies of the customer support function, as the staffing levels were able to support a greater number of users.

         Customer support expenses were $873,000, or 5% of revenue, for the nine months ended September 30, 1999, compared to $801,000, or 8% of revenue, for the nine months ended September 30, 1998. The absolute dollar increase resulted primarily from growth in customer support staffing during the nine months ending
September 31, 1999 exceeding the staffing during the nine months ended
September 31, 1998. The customer support expenses, as a percentage of revenues, declined in 1999, as the staffing levels were able to support a greater number of users. The Company anticipates customer support spending to remain the same or increase slightly as the Company provides service to an increased number of subscribers.

         TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining the Company's service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of the Company's new and existing software, services and databases. To date, all of the Company's costs for technical operations and development have been expensed as incurred. Technical development and operation expenses were $2,077,000 or 34% of total revenues for the three months ended September 30, 1999, compared to $1,940,000 or 47% of total revenues for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, the technical development and operations costs were $6,264,000 and $5,776,000, or 35% and 56% of total revenues, respectively. The absolute dollar increase in technical operations and development expenses was largely due to the Company's shifting of resources, with a greater focus on product development and enhancements for the nine month comparison, while for the third quarter of 1999 alone, this increase was offset by a decrease in costs to support Intellibank revenues and by general cost containment efforts. The level of technical operations and development expenses may continue to increase as the Company continues to make significant expenditures as it develops new and enhanced services and upgrades to the current services, but should decline as a percentage of sales, as revenues are expected to grow faster than technical operations and development expenditures. The Company's overall effort to increase the content available under its Electric Library service may result in an increase in data preparation costs, which to date have not been material. Data preparation costs are deferred and expensed over the minimum useful life of the content. The Company believes that a possible reduction of content or the increase in data preparation costs will not have a material adverse effect on the Company. However, there can be no assurance that there will be no material adverse effect on the Company.

         SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing costs are expensed when incurred and revenue from sales is deferred over the term of the subscription or contract. Sales and marketing expenses were $3,017,000 for the three months ended September 30, 1999, compared to $4,009,000 for the three months ended September 30, 1998, representing a 25% decrease. As a percentage of revenue, sales and marketing costs were 49% and 97% for the three months ended September 30, 1999 and 1998, respectively. Sales and marketing costs were $8,842,000 and $10,902,000, or 51% and 106% of revenue, for the nine months ended September 30, 1999 and 1998, respectively. The principal reasons for the decrease in absolute dollars was the Company's decision to decrease marketing efforts for certain products and services. The Company does not anticipate significantly increasing its sales force during the remainder of 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $798,000 for the three months ended September 30, 1999, compared to $1,024,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses were $2,367,000, as compared to $3,643,000 for the nine months ended

September 30, 1998. Included in the nine months ended September 30, 1998, was a one time charge of approximately $500,000 for separation and related costs in connection with the resignation of the former Chairman of the Board, Chief Executive Officer and founder of the Company. Additionally, the Company has reduced expenses related to headcount, investor relations, and other professional fees during 1999. The Company expects to incur expenses in association with the integration of the Bell & Howell Transaction, which are expensed as occurred. Other direct costs for certain professional fees, proxy and other fees are deferred and will reduce the gain recognized on the sale of the assets.

         INTEREST INCOME (EXPENSE), NET. The Company incurred net interest expense of $275,000 in the three months ended September 30, 1999, as compared to net interest income of $10,000 in the three months ended September 30, 1998. Approximately $186,000 of interest was recorded in the current quarter for the amortization of the warrant valuation and the 7% interest on the convertible debt. The remaining interest of $89,000 was for leases and the accounts receivable financing. The Company incurred net interest expense of $974,000 in the nine months ended September 30, 1999, compared to net interest income of $154,000 for the nine months ended September 30, 1998. Approximately $369,000 of interest expense was incurred in the current year to date for the discount on the issuance of convertible debt below market. Approximately $471,000 of interest expense was incurred in the current year for the amortization of the warrant valuation and 7% interest on the convertible debt. The Company will continue to incur interest expense for the interest incurred on the convertible debt, the amortization of the warrant valuation, the utilization of the accounts receivable purchase line and leases.

         INCOME TAXES. The Company has incurred net operating losses since inception and accordingly, has not recorded an income tax benefit for these losses.

LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has funded its operations and capital requirements through proceeds from the private sale of equity securities, its initial public offering, proceeds from the issuance of preferred stock and, to a lesser extent, operating leases. In February 1999, the Company also raised funds through issuance of convertible debt. During the second and third quarters, the Company has utilized the accounts receivable purchase agreement which it entered into in May 1999 to fund cash needs. The Company intends to continue to utilize this arrangement to minimize the effects of seasonality on the Company's cash collections. For the next twelve months, the Company believes it will be able to fund its operations through existing cash and cash generated through operations, including utilizing proceeds from the accounts receivable purchase agreement.

         The Company had cash, cash equivalents and investments of approximately $2,463,000 at September 30, 1999, as compared to $3,268,000 at December 31, 1998, a decrease of $805,000. The Company raised $3.0 million in February 1999 through convertible debt, to supplement its working capital. The Company monitors its cash and investment balances regularly and invests excess funds in short-term money market funds.

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

         The Company used cash in operations of approximately $3,491,000 for the nine months ended September 30, 1999 compared with $10,325,000 for the comparable period in 1998. This decrease in cash used is primarily a result of a decrease in net loss of approximately $6.5 million.

         Net cash used in investing activities was $513,000 for the nine months ended September 30, 1999. This compares to cash provided by investing activities of $8,188,000 for the nine months ended September 30, 1998. The cash provided in the nine months ended September 30, 1998 is a result of investments maturing during the year which were not reinvested. Net cash used for capital expenditures was $353,000 and $756,000, respectively, for the nine months ended September 30, 1999 and 1998. There was no cash provided by or used in investment purchases and proceeds for the nine months ended September 30, 1999. Net cash provided by investment purchases and proceeds was $8,944,000, net, for the nine months ended September 30, 1998.

         The Company's principal commitments at September 30, 1999 consisted of commitments under royalty licenses and other agreements, as well as obligations under operating and capital leases. In connection with the America Online, Inc.
(AOL) Agreement entered into during March 1998, the Company has agreed to pay AOL $4.0 million in placement fees. To date the Company has paid AOL $3.0 million. In March 1999, AOL and the Company amended the AOL Agreement to revise the payment schedule for placement fees. The Company paid $223,333 at execution of the amendment. The Company's revised payment terms require monthly payments of $223,333 through July 1999, and $500,000 due in August 1999, $500,000 in
November 1999, and $500,000 due in February 2000. Included in accrued liabilities is $312,000 as of September 30, 1999. In addition to the placement fees, AOL will receive additional fees based on a sliding scale of end-user revenues. There can be no assurance that this agreement will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company. Additionally, through September 30, 1999, the Company has invested $160,000 and, in October 1999, invested an additional $120,000 in a former executive vice president's new company in return for an equity interest in the former employee's new company.

         Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures will increase as the number of Electric Library subscribers and archive hosting contracts increase. Although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of less than $350,000 for 1999, there can be no guarantee the Company will obtain future lease financing. The Company does not anticipate that any Year 2000 issues will require any significant expenditures.

         Net cash provided by financing activities was $3,199,000 in the nine months ended September 30, 1999, compared to $2,763,000 in the nine months ended September 30, 1998. In February 1999, the Company raised an additional $3 million through the issuance of convertible debt. In May 1999, the company entered a receivable purchase agreement with a bank which has provided gross proceeds of $2,444,000 to the Company. Through September 30, 1999, $1,973,000 has been repaid to the bank, resulting in a net amount of $471,000 owed to the bank. In 1998, the Company issued $3.0 million of preferred stock and warrants.

         At September 30, 1999, the Company had available cash, cash equivalents and investments of approximately $2,463,000. The Company has a working capital deficiency of approximately $7,131,000. This working capital deficiency includes deferred revenue of $11,129,000. The Company will change its planned expenditures or take additional cost cutting measures, if its expected rate of revenue and subscriber growth is not achieved. If the cash and cash equivalents balance and cash generated by operations and utilization of the accounts receivable purchase line is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities. The sale of additional equity or debt securities, if available, could result in dilution to the Company's shareholders and an increase in interest expense. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all. In the event the Company does not meet its expected cash flows and the efforts to raise financing are unsuccessful this would have a material adverse effect on the Company.

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

         The Company has completed testing of all current versions of its core Elibrary and Infonautics Sleuth products and believes they are Year 2000 compliant, with the exceptions described below. The Company will continue testing to ensure that upgrades and updates to the products maintain compliance. The Company has obtained verification from substantially all third party vendors that their products are compliant, and is currently testing such compliance. Even so, the assessment of whether a system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the Year 2000 compliance of the system or device's other components, many of which are supplied by parties other than the Company. The Company's current financial and accounting software has been upgraded to a fully Year 2000 compliant version of such software. The supplier of the Company's credit card processing services and related software has made certain contractual representations to the Company that the supplier will comply with all applicable Visa and MasterCard rules and regulations as they relate to credit card processing and Year 2000 compliance. We have tested our software in conjunction with our company's credit card processing services and the software operated correctly during those tests.

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

         The Company believes that the most current versions of its products are Year 2000 compliant, with the exception of its e-commerce online publishing sites. The Company has successfully migrated an e-commerce online publishing site to a Year 2000 compliant platform, but the migration of the remaining sites is still to be completed. Currently, the Company expects to complete the migration of the remaining e-commerce online publishing sites by the middle or end of December, and is dedicating resources to this project in order to meet this date. However, the Company has also developed a contingency plan for the remaining e-commerce online publishing sites in the event that they are not migrated to a Year 2000 compliant platform by December 1, 1999. The Company believes the cost to make the remaining e-commerce online publishing sites Year 2000 compliant, as well as to implement the contingency plan, if required, will not require any material expenditures or dedication of resources.



ELECTRIC SCHOOLHOUSE

         In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC that will pursue the Company's Electric Schoolhouse project. Performance of certain obligations under the February 1998 agreement remains to be completed, and the Company continues to attempt to finalize with Electric Schoolhouse, LLC performance of these obligations. These obligations include, for example, the Company's 10% equity interest in Electric Schoolhouse, LLC, which as a result of capital restructuring by Electric Schoolhouse, LLC has resulted in the Company owning less than a 10% equity interest, and the issuance by the Company of 125,000 shares of Class A Common Stock to Mr. Weinberger. In addition, under the February 1998 agreement, Electric Schoolhouse, LLC is obligated to repay the Company for certain expenses and costs. The Company is continuing to pursue collection of these amounts, repayment of which was originally due on September 30, 1998 under the February 1998 agreement and remains outstanding. The Company has expensed as bad debt the balance due from Electric Schoolhouse, LLC, approximately $172,000 which was owed to the Company.

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


Item 5.    Other Information

         Effective at the end of September 23, 1999, Barry Rubenstein resigned as a Director of the Company. Also effective as of the date of Mr. Rubenstein's resignation, the Board of Directors of the Company reduced the size of the board by one member to a total of six members.

Item 6.    Exhibits & Reports on Form 8-K

   (a)      Exhibits:

              27.0 - Financial Data Schedule


   (b)      Reports on Form 8-K:

         On July 9, 1999, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that Infonautics, Inc. and Bell &

Howell Company announced on July 8, 1999 that they had signed a definitive agreement to create a new, as-yet-to-be-named company that will combine both firms' K-12 reference businesses.

         On July 23, 1999, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K filing the Master Transaction Agreement by and among Infonautics, Inc. (the "Company"), Infonautics Corporation (the wholly-owned operating subsidiary of the Company), Bell & Howell Company ("Bell & Howell") and Bell & Howell Information & Learning Company (a division of Bell & Howell) entered into in connection with the transactions disclosed in the Form 8-K filed by the Company with the Securities and Exchange Commission on July 9, 1999.

         On October 4, 1999, the Registrant filed an amendment to the Current Report on Form 8-K of Infonautics, Inc. filed with the Securities and Exchange Commission on July 23, 1999 (the "Form 8-K") amending and modifying Item 5 of the Form 8-K.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INFONAUTICS, INC.


Date: November 15, 1999                /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer




Date: November 15, 1999                /s/ Federica F. O'Brien
                                       ----------------------------
                                       Federica F. O'Brien
                                       Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)