Form 10-K
period 1999-12-31
INFONAUTICS INC
filed 2000-03-30
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $140 million (based on the last reported sale price on The Nasdaq Stock Market on that date). For purposes of making this calculation only, the registrant has defined affiliates to include all directors and executive officers, all holders of more than ten percent of the Company's Class A Common Stock and all holders of more than five percent of the Company's Class A Common Stock who also have a representative on the Company's board of directors.

     The number of shares of the registrant's Class A Common Stock outstanding as of March 17, 2000 was 12,061,033.

                                 DOCUMENTS INCORPORATED BY REFERENCE

     As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 2000 Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                INFONAUTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                     For Fiscal Year Ended December 31, 1999


                                                      TABLE OF CONTENTS

                                                                                                                PAGE
     PART I

     Item 1.    Business......................................................................................     4
     Item 2.    Properties....................................................................................    28
     Item 3.    Legal Proceedings.............................................................................    28
     Item 4.    Submission of Matters to a Vote of Security Holders...........................................    28

     PART II

     Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....................    28
     Item 6.    Selected Financial Data.......................................................................    29
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........    32
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk....................................    41
     Item 8.    Financial Statements and Supplementary Data...................................................    41
     Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........    41

     PART III

     Item 10.   Directors and Executive Officers of the Registrant............................................    41
     Item 11.   Executive Compensation........................................................................    41
     Item 12.   Security Ownership of Certain Beneficial Owners and Management................................    42
     Item 13.   Certain Relationships and Related Transactions................................................    42

     PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    42

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by the Company with regard to its plans, objectives, expectations, and intentions that involve risks and uncertainties. These statements are not guarantees of future performance and you should not rely on them. These statements are based on management's current expectations and they are subject to a number of uncertainties and risks that could cause our actual results to differ materially from those described in the forward-looking statements. The sections of this Annual Report entitled "Business," "Risk Factors," and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," as well as other sections, contain a discussion of some of the factors that could contribute to these differences. We do not assume any obligation to revise or update any forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

Infonautics, Inc. (including its subsidiaries, "Infonautics," the "Company," "we," or "our") is a pioneering provider of personalized information agents and Web sites. We deliver information over the Internet and other communications mediums such as wireless. Our sites provide our users with relevant information they cannot conveniently locate in any one place elsewhere on the Internet. Our content notification sites are personal portals that provide users with comprehensive information on a specific topic or area of interest. Our search and reference sites deliver deep, archival research content in response to users' questions. As the amount of information on the Internet continues to grow, users value our delivery of relevant information. As a result, we expect increasing usage of our sites and increasing return traffic to them. In turn, we believe this will provide more opportunities to increase our subscriber, advertising, and other e-commerce related revenues.

Our content notification sites - Company Sleuth, Sports Sleuth, Job Sleuth, Entertainment Sleuth, and Shopping Sleuth - are intelligent personalized information agents that deliver the information users want, when and where they want it. These sites are now integrated into the Sleuth Center portal making it even easier for our customers to go to one place on the Internet to get all the information they want. Our content notification sites generate revenue in a variety of ways, including through advertising and affiliate marketing.

Our search and reference sites - Electric Library, eLibrary Tracker, Encyclopedia.com, and Newsdirectory.com - provide relevant information in response to users' questions and preferences from sites that are highly differentiated from traditional search engines and directories. Our search and reference sites generate revenue primarily through Electric Library subscription fees, and also through advertising, affiliate marketing, and co-branding.

The Company was incorporated in Pennsylvania in November 1992.

Recent developments

On December 15, 1999, we closed a transaction with Bell & Howell Company ("Bell & Howell") and its wholly owned subsidiary, Bell and Howell Information and Learning Company ("BHIL"), following approval of the transaction by our shareholders on November 30, 1999.

In the transaction, we contributed our Electric Library K-12 and public library business and assets and liabilities into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company. Also in the transaction, BHIL contributed its ProQuest K-12 and public library business and certain assets and liabilities into bigchalk.com. As part of the transaction, we also sold our e-commerce online archive business to BHIL and granted an option to bigchalk.com to purchase our Electric Library end-user business.

As a result of the transaction and taking into account our subsequent $3.5 million investment in, and the private placement by, bigchalk.com, we ultimately received a total of $18.5 million in cash and currently own approximately 20% of bigchalk.com's stock. The balance of bigchalk.com's stock is owned by BHIL, a select group of institutional investors, and board members of bigchalk.com. We are represented on the Board of Directors of bigchalk.com. The Company, bigchalk.com, Bell & Howell, and BHIL have entered into a series of service and license agreements, as well as non-competition agreements. See Business -- Intellectual Property and Licenses.

The closing of the transaction provides us with capital to further develop and market our Sleuth Center sites, expand our marketing of our Search and Reference sites to individual end users, and explore new business models. The transaction also positions us as an experienced Internet company with substantially lower fixed costs delivering vast amounts of personalized information to users through both "wired" Internet applications and wireless devices and applications. As a result of the transaction, we no longer sell to the K-12, public library, and post-secondary education markets. We are also no longer engaged in the e-commerce online archive business.

Our Sites

We currently provides content notification sites as well as search and reference sites.

         Content Notification Sites

Our content notification sites are personal portals providing our users with comprehensive information on a specific topic or area of interest delivered over "wired" mediums, such as the Internet, and "wireless" mediums, such as pagers and personal digital assistants. Regardless of the topic or area of interest of each of our sites, they are designed to make the best information find the user to give that person an information edge. These sites use intelligent personalized information agents to comb the Internet on a daily basis looking for relevant information based on a large number of key words and phrases that we have developed. We expect to expand the number of these words and phrases so that our sites can continue to uncover and deliver the information our users want in an increasing number of areas of interest. Our current content notification sites, all of which are free to registered users, include:

     - Company Sleuth, our first content notification site, was launched in October 1998 and has been the model for our subsequent content notification sites. The site uncovers hard-to-find current events-type information about U.S. public companies available to anyone with access to the Internet. It searches various public and subscription-based sites and databases on a daily basis for new information in a variety of categories, including: patents, trademarks, Internet domain name registrations, federal litigation, stock prices, insider trading activity, SEC filings and news reports. The site then aggregates this information and matches it to the personal profiles created by its registered user. Company Sleuth offers users the ability to receive daily e-mails informing them of any new items of interest relating to the companies they have entered into their profile.

     - Sports Sleuth is a one stop source of personalized sports news and information. It was launched in July 1999. Created for the fan and fanatic alike, the site searches hundreds of national and local Web sites to provide users with comprehensive daily e-mail reports on their favorite teams. Users can create personal profiles of teams from the major professional sports and major college football and basketball as well as for NASCAR racing. The site provides a wide-range of information, including hometown news, columns, scores, statistics, standings, team histories, trivia, injury reports, transactions and the latest postings from fan message boards from across the Web. In addition to Sports Sleuth, our Fantasy Sports Sleuth site, launched in September 1999, is a source for free, personalized news and information for fantasy sports players. The site searches hundreds of national and regional sports and fantasy sports Web sites to provide users with comprehensive daily e-mail reports on their favorite players and teams.

     - Job Sleuth was launched in May 1999 and searches the Internet's top job sites and databases for job postings based on the user profiles of the site's registered users. The site delivers a daily e-mail to its users containing any job opportunities it has found from the top job sites on the Internet. Users can create as many as five different profiles based on more than 100 different job categories, geographic region, and keyword. The site addresses the needs of both the active job seeker as well as the passive job looker who simply wants to keep on top of job opportunities in the market.

     - Entertainment Sleuth was launched in January 2000 and provides users with daily news on today's Hollywood and music stars and is designed to help entertainment fans find the latest information on their favorite celebrities. The site investigates over 1,000 entertainment Web sites every day and notifies registered users about newly discovered celebrity content in a daily e-mail. The site provides a wide-range of information including multimedia, photos, gossip, interviews and news on over 5,000 current stars. Registered users of Entertainment Sleuth can build a "star portfolio" and track up to 10 celebrities at any given time.

     - Shopping Sleuth provides product information and price comparisons to consumers seeking to make educated buying decisions. It was launched in November 1999. It investigates hundreds of product information sites for specific product details requested by the user, and then delivers its findings to registered users through e-mail. The site provides a wide-range of information including best prices, ratings and reviews, product details, news group reviews and premium information. Users can also comparison shop for price, as well as purchase products through from many name brand stores through agreements with various vendors. Shopping Sleuth updates product information daily to ensure that users receive the most current and accurate information.

     - The Sleuth Center portal integrates our content notification sites in one place on the Internet and provides users with a customizable homepage that delivers the latest information on their interests. Sleuth Center was launched in February 2000 and is an example of how we seek to unite our users' life interests in one convenient place for delivery to them through both "wired" Internet applications and wireless devices and applications.

See Business - Risk Factors -- If We Are Unable To Retain Access To Free Or Low Cost Web-Based Content, Then Our Ability To Provide Our Content Notification Sites In A Cost Efficient Manner Will Be Impaired.

         Search and Reference Sites

Our search and reference sites employ a series of Web search capabilities that provide relevant information in response to users' questions and preferences from sites that are highly differentiated from traditional search engines. Our current search and reference sites include:

     - Electric Library provides individual users on the Web with a digital library made up of well known published sources. It was launched in the first quarter of 1996 and it currently has approximately 95,000 registered paying users making it one of the largest paid subscription sites on the Internet. The site offers a user-friendly graphical interface and a powerful natural language search capability that allows users to search an entire content collection simply by asking a question. Results are provided in the form of a list of documents, from which the user can select from the most relevant content. The site is designed to enable users to satisfy their general and special interest information requirements in a manner highly differentiated from other search engines and directories. The site also provides users with the ability to see related Internet content from thousands of Web sites. Users are able to access Electric Library through any standard Web browser. We market the site to end-users through paid advertisements, bounty and royalty incentive arrangements, and a variety of other methods including affiliates. Individual subscriptions, which include a one month free trial, are typically priced at $9.95 per month and offer unlimited consumer usage of the site. Annual subscriptions are currently available for $59.95. As a result of the closing of our transaction with Bell & Howell Company, we are contractually obligated not to market or sell Electric Library subscriptions to the K-12, public library, and post-secondary education markets, as those markets are now served by bigchalk.com, Inc. or Bell & Howell Information and Learning Company. See Business - Intellectual Property and Licenses; -- Risk Factors -- If We Are Unable To Retain Our Electric Library Customers After Their Subscription Period Has Ended; -- bigchalk.com, Inc. Or A Third Party Could Purchase The Electric Library End User Business From Us; -- We Depend On bigchalk.com, Inc. For Electric Library Technology And Related Technical Systems.

     - Encyclopedia.com is a basic, easy-to-use research tool for anyone on the Internet. The site was launched in January 1998. The site contains the complete text of The Concise Columbia Encyclopedia - Third Edition and more than 17,000 articles from the encyclopedia have been assembled to provide free, quick, and useful information on almost any topic. Through extensive cross-references, users have the option of expanding their research through direct links to other articles within Encyclopedia.com and other related Web sites and books, as well as to the in-depth archives of Electric Library. Encyclopedia.com provides us with a cost-effective marketing vehicle for Electric Library as well as for generating traffic across our sites. See - Business - Risk Factors -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions, All Of Which Are Susceptible To Change.

     - eLibrary Tracker, launched in October 1999, uses our content notification and Sleuth Center technology to deliver a free article clipping service, currently from the Electric Library site. The free site clips links to articles found on Electric Library based on users' preferences and currently delivers personalized e-mails on a periodic basis to more than 400,000 registered eLibrary Tracker users.

     - Newsdirectory.com, acquired by us in February 2000, is a media portal that provides an easy to use, comprehensive set of links to domestic and foreign news sources linking users with information ranging in scope from purely local to international. Not only does the free site generate page views as a resource itself, it also provides us with access to comprehensive news sources for all of our content notification and search and reference sites. Newsdirectory.com also serves as a cost-effective customer acquisition site for our sites.

         The Infonautics Network

The Infonautics Network of Web sites is comprised of our content notification and search and reference sites. The Infonautics Network defines our presence on the Internet, which services that analyze and report on Web site traffic, users, and page views can use to evaluate and report on our performance using a variety of measures. See Business - Risk Factors -- Our Ability Accurately To Track And Measure Advertising, Impressions, Page Views, And Registered Users Is Important To The Success Of Our Business.

Our Growth Strategy

The key elements in our strategy include enhancing and increasing the number of our sites, increasing marketing efforts to grow our base of registered users and subscribers, and generating revenue from our user base and the traffic across our sites.

We are developing the Sleuth Center personal portal into a site that integrates the specific interests of individual users into a single page. We are also developing and promoting new content notification sites, which we believe will expand our user base and promote repeated use of the sites by our users. We are also expanding and improving the features and technology of our existing sites. For example, in February 2000 we launched an enhanced Company Sleuth site which included a new user interface as well as support for wireless delivery, initially over the Palm Pilot platform.

We are also increasing our marketing efforts to grow our registered user base. In this regard, our primary goals in marketing and distribution are to increase and establish brand recognition as a leading information source, generate registered users for our content notification and search and reference sites, and generate repeat traffic from users.

In order to build brand awareness and generate registered users for our sites, we plan to launch targeted promotional campaigns. In February 2000, we launched a Web, TV, print, and radio promotional campaign for our Sports Sleuth site targeting three U.S. metropolitan markets in conjunction with college basketball's annual March tournament. In addition to generating brand awareness and registered users, this campaign will provide valuable information to us about the effectiveness and cost of similar campaigns, as well as the cost of larger scale, possibly national, campaigns.

The Company also intends to "monetize" the user base and traffic across its sites. Our content notification sites are free to registered users. Our business models for these sites currently include site advertising including banner and sponsor ads, direct e-mail containing paid advertising, and various e-commerce models such as promotional offers which include referral fees, revenue sharing arrangements with key partners, co-branding of sites, and participation in affiliate networks. We have and will continue to enter into barter arrangements for the trading of advertising between Web sites and e-mails. As our registered user base and traffic grows, we expect that results from the revenue sharing model will increase in direct proportion to the growth in registered users with revenue being generated from targeted e-commerce product or service offers based on user demographics. See Business - Risk Factors -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions, All Of Which Are Susceptible To Change.

Markets, Customers and Distribution

To date, the majority of our revenues have been derived from the sale of Electric Library subscriptions to educational and end-user markets. As a result of the closing of the transaction with Bell & Howell and BHIL, we will no longer have revenue from K-12, public library, and post-secondary educational contracts. Additionally, as part of the same transaction we sold our e-commerce online archive business, so no further revenue will be recognized from those customers.

In the near term, our major source of revenue will be from Electric Library subscription sales to individuals in the end-user market. The Electric Library site is a fee-based subscription service; the other search and reference sites are free to their users. Individual subscriptions, which include a one month free trial, are typically priced at $9.95 per month and offer unlimited usage of the site. Annual subscriptions are currently available for $59.95. To a lesser extent, we will generate revenues from other e-commerce revenue sources.

The sale of advertisements on the Infonautics Network is derived principally from short-term advertising contracts. Advertisements include banner and sponsor ads on our sites as well as ads placed in our e-mails which are sent to subscribers and registered users of our sites. Other sources of revenue for the Company are derived from various e-commerce sources. These e-commerce sources include promotional offers which include referral fees, revenue sharing arrangements with key partners, co-branding of sites, and participation in affiliate networks. For example, we earn revenue when subscribers register with a partner's site through a direct link from the Infonautics Network. We also earn revenue from the creation of customized Sleuth Center sites for partners who sell or provide the custom site to their customers.

Our markets and customers are users of "wired" Internet applications and wireless devices who want high-quality, relevant content delivered to them wherever they are in response to their specific interests and questions. We believe that these customers represent a significant and growing market for our sites. As of March 2000, we had the following metrics for our sites:

- The Sleuth Center portal, including the Company Sleuth, Sports Sleuth, Job Sleuth, Fantasy Sports Sleuth, Entertainment Sleuth and Shopping Sleuth sites, had more than 600,000 individual site registrations, representing approximately 550,000 unique registered users;

- The Electric Library site had approximately 100,000 individual paying subscribers;

- We delivered an estimated 50 million personalized e-mails to the registered users of all of our sites during the fourth quarter of 1999; and

- We delivered periodic personalized e-mails to more than 400,000 registered users of the eLibrary Tracker site.

We obtain new users through affiliates, co-brand partners, consumer marketing and other referrals. Our promotions are highly personalized around events or areas of personal interest. An emerging business model on the Internet, affiliate marketing, is a referral system that enables individuals and other companies and organizations to market and promote a third party's products and services in return for a referral fee or commission. We participate in the affiliate network and currently have over 9,500 affiliate web sites promoting various sites from our content notification and search and reference sites. A relatively small percentage of all our current affiliates account for a high percentage of our registered users. Still, we believe that having a large affiliate network is beneficial and permits us to experiment with and tailor our affiliates to achieve our goals on a cost-effective basis. We believe that the popularity of affiliate marketing programs will continue to increase and that they represent a cost-effective means for promoting our sites.

We use our Encyclopedia.com, eLibrary Tracker, and Newsdirectory.com sites as highly cost effective customer acquisition vehicles for Electric Library. Additionally, we have a strategic marketing agreement to promote the end user Electric Library site. In March 1998, we entered into an Interactive Marketing Agreement with America Online, Inc. ("AOL") to feature Electric Library prominently on two AOL channels, the Research and Learn channel and the Workplace channel. Under the agreement with AOL, we agreed to pay $4 million to AOL in quarterly $500,000 placement fees as well as certain other calculated revenue sharing fees. As of March 2000, we have paid the full amount of placement fees to AOL and do not owe AOL any further placement fees. The AOL agreement expires May 11, 2000 unless AOL exercises a renewal right to continue the agreement on partial contract terms. The partial contract terms would not obligate us to make large quarterly placement fee payments. These terms would only require us to make revenue sharing payments based on a percentage of end user revenues attributable to sales of Electric Library made available through AOL. In the event the AOL agreement expires, we expect to continue servicing our Electric Library customers generated under the AOL agreement with our Electric Library site available over the Internet. AOL's Research and Learn also currently links to our Encyclopedia.com site. See Business - Risk Factors -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions, All Of Which Are Susceptible To Change.

As a result of our transaction with Bell & Howell Company, we are subject to a non-competition agreement restricting us from distributing products or services into the K-12, public library, or post-secondary education segments. However, the agreement established exceptions from the non-competition provision for our activities with respect to end users. We are also subject to a non-competition agreement restricting us from distributing online publishing services. We do not believe that the restrictions in the non-competition agreements will prevent us from developing and retaining markets and customers for our products. See Business - Intellectual Property and Licenses.

Competition

The market for wired Internet and wireless applications such as our content notification and search and reference sites is intensely competitive and the barriers to entry are low. The number of sites on the Internet competing for users' attention and spending continues to increase rapidly and we expect that competition will continue to intensify. Furthermore, recent merger and acquisition activity in our industry appears to continue unabated and additional consolidation of companies, especially of smaller companies by larger ones, will only fuel already intense competition by many companies who are larger and more well-financed that we are.

We compete, directly and indirectly, with numerous types of companies, products, and services for, among other things, users, advertisers, advertising inventory and spending, and content suppliers. General categories of current and potential competitors to our sites include:

- Specialty-oriented Web sites and services such as Lifeminders, Quicken.com, About.com, Yodlee, The Street.com, or Strategy.com which are targeted to users with specific interests and needs;

- Search, search engine, and directory Web sites such as Yahoo! which provide extensive, highly-topical content to users in a variety of personalized and increasingly customizable formats and through several delivery means, including wireless;

- Media-based or oriented Web sites from traditional print, radio, and television companies such as CNN.com or CBSMarketwatch.com which draw on their vast supply of archival and current content across an increasingly wide range of topics; and

- Consumer-oriented online services such as America Online, Inc. or Microsoft Network which provide their own or licensed content, Web sites, products, and services.

Competition for our content notification sites is and will be particularly intense from specialty-oriented Web sites and search and related Web sites. Competition for our search and reference sites is and will be particularly intense from search and related Web sites such as Northern Light, Britannica.com, and Ask Jeeves.

We believe that we are well-positioned with respect to our competitors, particularly on our content notification sites, because of our relatively early entry into the field, the brand recognition of our Sleuth Center and Electric Library sites, the personalization features of our content notification sites, and the high-quality content provided through our sites. Nevertheless, we remain subject to the intense competition in our industry from a variety of sources, including possibly bigchalk.com, Inc. in limited circumstances. See Business - Risk Factors -- The Competition We Face From Other Providers Of Electronic Information Is Intense.

Sources of Content for our Sites

The quality of the content provided by our sites is vital to our customers' satisfaction and their continued use of them. As a result, we seek to deliver the highest quality content. We currently use two primary sources of content: published content licensed from bigchalk.com, Inc. and Web-based content that we link to directly. While we continue to seek high-value content to enhance the breadth and depth of the information available on our sites, we believe that the content licensing agreements and Web-based content sources we have in place today provide us with sufficient high quality content effectively to market our sites.

     bigchalk.com, Inc. Licensed Content

As part of our transaction with Bell & Howell Company, bigchalk.com, Inc. and the Company have entered into a content license agreement. Under this agreement, bigchalk.com licenses content to us for use in the Electric Library site for end users, and if we request, in our content notification sites and for any new Company sites. To date, we only license content from bigchalk.com for use in connection with Electric Library for end users.

The content we license from bigchalk.com consists primarily of published content such as magazines, newspapers, and other periodicals. This content is comprised of titles licensed from BHIL to bigchalk.com as well as titles from our former content license agreements with publishers that were transferred to bigchalk.com in the Bell & Howell transaction. The number of titles currently available to be licensed to us under this agreement is approximately 1,500. Much of the bigchalk.com licensed content is updated daily, often by satellite or other direct links. The frequency of updates varies with the particular periodical or reference source.

The bigchalk.com content license has a five year term and grants us a non-exclusive, worldwide, royalty bearing license to use the full text licensed content subject to its terms. The royalty payable by us to bigchalk.com for the licensed content is based on an initially fixed percentage of net revenues derived from sales made to our customers of sites that include the licensed titles. On an annual basis following the initial twelve months of the content license, the percentage of net revenues associated with the royalty is subject to a proportionate adjustment based on a formula.

Under the bigchalk.com content license agreement, bigchalk.com is the preferred provider to the Company of the type of content licensed under the agreement, namely, published titles such as newspapers, magazines, and periodicals. bigchalk.com has a right of first refusal under the license agreement if we intend to obtain similar type of content from a third party. In order for bigchalk.com to assert its right of first refusal, it must license the third party content to us on the same terms as proposed by the third party. Otherwise, we can license the content directly from the third party and bigchalk.com will have declined its right of first refusal in that particular case. See Business - Risk Factors -- We Depend On bigchalk.com, Inc. For Our Published Content And If We Are Unable To License Additional Content On A Cost-Effective Basis, We May Be Unable To Retain Our Current Customers And Attract New Customers.

     Web-Based Content

In addition to the content we license directly from bigchalk.com or third party content providers, the Company also accesses certain Web-based content in our content notification sites. We access Web-based content primarily by searching selected third party Web sites for relevant content and then providing links to that content from our sites. In most cases, clicking on the link to that content takes a user of our site directly to the third party Web site where the content is located. Typically, we pay no fee or a nominal fee for these links. See Business - Risk Factors -- If We Are Unable To Retain Access To Free Or Low Cost Web-Based Content, Then Our Ability To Provide Our Content Notification Sites In A Cost Efficient Manner Will Be Impaired.

Seasonality

During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, our sites may experience reduced user traffic. For example, our experience with Electric Library shows that new user registrations and usage of the site declines during the summer months and around the year-end holidays. Our experience with Company Sleuth shows that new user registrations and usage of the site declines at about the same times. Not all of our sites may experience the same seasonality effects and some, Shopping Sleuth, for example, might experience increased usage during the gift-buying season around the year-end holidays. Seasonality may also affect advertising and affiliate performance which could in turn affect our sites' performance. These seasonal effects could cause fluctuations in our financial results as well as our performance statistics reported and measured by services such as Media Metrix, Inc.

Technology, Infrastructure and Operations

The Company regards its technology, infrastructure, and operations as highly important to its success. We continue to leverage our traditional strengths in the areas of content management and natural language searching learned during our development of the Electric Library site and system. For example, our engineering staff includes natural language search experts whose task it is to improve the quality of results delivered by our content notification and search and reference sites. Given the potentially large numbers of visitors to and users of our sites, we have also increased our expertise in the area of horizontal scalability across our sites. Scalability is the ability of a computer system to maintain high user performance and low cost per transaction as the system's size, volume and transactions grow, as well as take full advantage of the growth. We have made significant improvements in the speed and reliability of our sites using a combination of internally developed solutions and industry standard techniques such as "trusted" caching, Linux enhancements, and intelligent page updating.

Our internally developed technology in the area of Web site tracking, search, and retrieval is intended to further enhance the quality and user experience of our content notification sites. For example, we have patent-pending technology used to track changes in Web sites across the Internet. We also make extensive use of XML (extensible markup language) technology to enhance our Web site tracking and retrieval capabilities. We have also developed sophisticated "spidering" and meta-searching capabilities permitting us to provide significantly enhanced results as compared to most commercially available spidering technologies available for use on the Internet. Most of our internal technology is developed by our employees. In certain cases, however, we employ independent contractors as developers to take advantage of their special expertise as well as to increase our time to market. Currently, we contract with individual independent contractors as well as with independent contractor companies, including one in India, for this work, all of which is provided according to written agreements establishing the

Company's rights to the work. See Business - Risk Factors -- Rapid Technology Change May Render Our Sites Noncompetitive Or Obsolete.

In addition to our own technology, we selectively use third party technology applications in our sites and systems and we have developed a number of our own proprietary technologies to enhance the value of these applications to us. For Electric Library, we license and use software, technology, and systems from bigchalk.com, Inc.

Most of our infrastructure and operations (computer systems and personnel supporting them) are currently being provided by bigchalk.com, Inc. under the agreements entered into in connection with the closing of our transaction with Bell & Howell Company. However, we provide our own infrastructure and operations for portions of our content notification sites. We are in the planning stages of becoming independent from bigchalk.com for our infrastructure and operations. We expect that we will co-locate some of our infrastructure and operations between our own facilities and those of third parties. See Business - Risk Factors -- We Depend On bigchalk.com, Inc. For Electric Library Technology And Related Technical System; -- We Could Experience System Failures And Capacity Constraints; -- Our Systems Face Security Risks And Our Customers Have Concerns About Their Privacy.

Intellectual Property and Licenses

We view our intellectual property assets, domain names, and related contractual agreements and licenses as highly important to our success. The Company relies on a combination of the intellectual property laws of patents, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in its sites. We currently own seven United States patents and have one pending United States patent application. We may consider filing international patent applications, as well as additional United States patent applications, in the future under the appropriate circumstances. We have secured federal trademark registrations in the United States for the trademark Infonautics and several trademark applications are either pending or published for, among others, the trademarks Company Sleuth, Sports Sleuth, Job Sleuth, Shopping Sleuth, Entertainment Sleuth, and Sleuth Center. We have secured trademark registrations in certain foreign countries and the European Community for the trademark Infonautics and have filed applications to register the trademark Infonautics in other countries. We will continue to evaluate the registration of additional trademarks, as appropriate, in the United States and foreign countries. In addition to trademark protection, we have registered and maintain numerous domain names for our current sites as well as for potential future ones. To date we have not registered any of our copyrights in the United States or elsewhere. We also rely on applicable federal law and state law for the protection of our trade secrets within the United States. See Business - Risk Factors -- If We Fail To Protect Our Proprietary Rights Or If We Infringe On The Proprietary Rights Of Others, We Could Lose Our Intellectual Property Rights Or Be Liable For Significant Damages.

In addition to intellectual property laws, the Company relies on confidentiality and non-disclosure agreements and other contractual agreements and provisions to establish and protect our proprietary rights. We enter into confidentiality and non-disclosure agreements with employees, consultants, independent contractors, and prospective and actual business partners where appropriate. We also enter into license agreements and other agreements with, among others, our marketing and content providers, our end-user customers, and our vendors of technology and services.

As a result of the closing of our transaction with Bell & Howell Company on December 15, 1999, we are now a party to several technology service and license agreements with bigchalk.com, Inc. and BHIL. These agreements, all dated December 15, 1999, include:

     - Technical Services Agreement between the Company and bigchalk.com, Inc. under which bigchalk.com provides technical and data center support and services to us for Electric Library for individual end users. The term of this agreement is 3 years and may be renewed by the mutual written agreement of the parties.

     - Content License Agreement between the Company and bigchalk.com, Inc. under which bigchalk.com licenses content to us for use in Electric Library and any other Company-provided site for end users. The scope of use under the license is limited to the end user business. However, we may use the licensed content in Electric Library, any Sleuth Center sites, and any new sites of ours. The term of this agreement is 5 years.

     - Software and Technology License Agreement between the Company and bigchalk.com, Inc. under which bigchalk.com licenses to us (i) the six United States patents and one patent United States application transferred by us to bigchalk.com in the Bell & Howell transaction,
          (ii) any third party or Company-developed technology and software pertaining to the Electric Library business transferred by us to bigchalk.com, and (iii) Electric Library trademarks and domain names. The scope of use under the license is limited to the end user business. However, we may use the licensed patents, technology and software, and trademarks and domain names in Electric Library, any Sleuth Center sites, and any new sites of ours. The license is royalty free and perpetual, but bigchalk.com has a right to terminate the license on a change of control of the Company.

     - Online Publishing License Agreements between the Company, Bell & Howell Information and Learning Company, and bigchalk.com, Inc. under which BHIL licenses to us and bigchalk.com the online publishing software and technology transferred by us to BHIL. The scope of use under the licenses permits all uses except for those by us or bigchalk.com in the online publishing market. The license is royalty free and perpetual.

     - Info Sleuth Software and Technology Licenses between the Company and Bell & Howell Information and Learning Company and bigchalk.com, Inc. under which we license our Sleuth Center and related sites' technology and software to BHIL and bigchalk.com. The scope of use under the license is limited to the K-12 and public library segment for bigchalk.com and to the online publishing and post-secondary education segments for BHIL. The license is royalty free and perpetual, but we have a right to terminate the license on a change of control of Bell & Howell Information and Learning or bigchalk.com, respectively.

In addition to the terms and conditions in each of the agreements specified above, each of the Company, bigchalk.com, Inc., and BHIL are party to certain non-competition agreements entered into in connection with the closing of the transaction with Bell & Howell Company. The non-competition agreements each have three year terms that expire December 15, 2002. With respect to us, our non-competition agreement with bigchalk.com restricts us from distributing products or services into the K-12, public library, or post-secondary education segments. The agreement also established exceptions from the non-competition for our activities with respect to end users. Our non-competition agreement with bigchalk.com and BHIL regarding online publishing restricts us and bigchalk.com from distributing online publishing services. See Business - Risk Factors -- We Depend On bigchalk.com, Inc. For Our Published Content; -- We Depend On bigchalk.com, Inc. For Electric Library Technology And Related Technical Systems.

Employees

As of March 15, 2000, the Company had 74 full-time employees and 11 part-time and hourly employees. From time to time, we also employ independent consultants and contractors to support our research and development, marketing and support efforts. None of our employees are bound by an employment agreement that prevents the person from terminating his or her relationship at any time for any reason. Further, none of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical personnel. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. See Business - Risk Factors -- Our Success Depends On Our Key Personnel, Who We May Be Unable To Retain, And Our Ability To Recruit Enough Qualified Personnel To Meet Our Hiring Needs.

Executive Officers of the Registrant

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly qualified and elected. There are no family relationships among any of the executive officers or directors of the Company. The following table sets forth certain information concerning our executive officers*:

------------------------------------------------------------------------------------------
Name                                 Age    Position
------------------------------------------------------------------------------------------
David Van Riper ("Van") Morris       45     President & Chief Executive Officer
------------------------------------------------------------------------------------------
Federica F. O'Brien                  42     Vice President & Chief Financial Officer,
                                            Treasurer
------------------------------------------------------------------------------------------
Gerard J. Lewis, Jr.                 39     Vice President & General Counsel, Secretary
------------------------------------------------------------------------------------------
Cedarampattu ("Ram") Mohan           31     Vice President & Chief Technical Officer
------------------------------------------------------------------------------------------

Van Morris has been President and Chief Executive Officer of the Company since March 31, 1998. Mr. Morris originally joined us as President and Chief Operating Officer in September 1995. From 1992 until he joined the Company, Mr. Morris held various vice president and general management positions at Legent Corporation, a systems management software company, Goal Systems, a systems management company, UCCEL, and IBM. Mr. Morris is a director of bigchalk.com, Inc. and Half.com, Inc.


--------
* In July 1999, Joshua Kopelman, a former executive officer and Executive Vice President of the Company, left his employment with us in order to start a new company, Half.com, Inc.

Federica F. O'Brien joined the Company as Director of Finance in June 1996. Ms. O'Brien was appointed Acting Chief Financial Officer and Treasurer in June 1998 and was named Vice President & Chief Financial Officer in September 1999. Prior to joining us, Ms. O'Brien was a Business Assurance Manager with Coopers & Lybrand L.L.P. and she is a certified public accountant.

Gerard J. Lewis, Jr. was named Vice President & General Counsel and Assistant Secretary of the Company in February 1997. From May 1996 to February 1997, Mr. Lewis served us as Corporate Counsel & Director of Business Development. Prior to joining us in May 1996, Mr. Lewis was in private law practice with Reed Smith Shaw & McClay LLP in Philadelphia, Pennsylvania, where he practiced in the intellectual property and technology law and related corporate areas since 1992. Mr. Lewis was appointed Secretary of the Company in September 1999.

Ram Mohan was named Vice President and Chief Technical Officer in January 1999. From May 1997 to December 1998, Mr. Mohan served us as Director of Software Product Development. Mr. Mohan was hired by us in 1995 as a senior Engineer. Prior to joining us, Mr. Mohan worked with First Data Corporation, Unisys Corporation and KPMG Peat Marwick in a variety of engineering, technical and leadership positions.

Risk factors

You should consider carefully the following factors in addition to the other information contained or incorporated by reference in this Annual Report in evaluating our business and prospects.

WE HAVE LOST MONEY IN THE PAST AND WE EXPECT TO LOSE MONEY IN THE FUTURE.

If our revenues do not increase substantially, we may never become profitable. We have not generated enough revenues to exceed the substantial amounts we have spent to create, launch and enhance our sites and to grow our business. We expect to continue to expend substantial amounts on marketing our sites to grow our registered user base. We expect these expenditures to continue our losses in the near future.

We need our registered user base to grow substantially in order to execute our business plan. If our marketing efforts are unsuccessful, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our growth strategy and marketing efforts, provide high-quality sites and increase user traffic on the Infonautics Network. These efforts have required, and will continue to require, significant expenses.

A portion of our revenues may be derived from barter agreements. Approximately 2% of our revenues in 1999 were derived from agreements where we traded advertisements on the Infonautics Network in exchange for advertisements on other web sites without receiving any cash payments.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY RESULT IN A FAILURE TO MEET ANALYSTS' AND INVESTORS' EXPECTATIONS, CAUSING OUR SHARE PRICE TO DECLINE OR FLUCTUATE WIDELY.

Our share price may decline or fluctuate widely as a result of fluctuations in our quarterly operating results and any corresponding failure to meet analysts' and investors' expectations. We may experience significant fluctuations in future quarterly operating results that may be caused by:

     -    introduction or enhancement of sites by us and our competitors;
     -    market acceptance of new sites, such as Sleuth Center;
     - the mix of distribution channels through which our sites are distributed;
     -    seasonality of the markets and customers we market to; and
     -    general economic conditions.

As a result, we believe that comparing our quarterly results will not necessarily be informative and is not an indication of future performance.

WE HAVE A LIMITED OPERATING HISTORY WITH OUR BUSINESS FOLLOWING THE BELL & HOWELL TRANSACTION WHICH OFFERS LITTLE INFORMATION TO EVALUATE US AND OUR LONG TERM PROSPECTS.

Although our company and original business were established in 1992, we have only recently closed our transaction with Bell & Howell Company in December 1999. As a result, we have little operating history as a company with our current business. If we do not successfully address the risks and difficulties that companies like ours with little operating history with their current businesses encounter, then our business may not grow and our revenues may decline. Our success depends upon our ability to address those risks successfully, which include, among other things:

          - whether we can continue to expand marketing and distribution for our sites to support an increasing customer base;
          - whether we can retain and attract talented employees to support and market our existing sites and develop and market new sites, and experienced management to execute our strategy, and;
          - whether we can respond quickly and effectively to competitive and technological changes.

AS WE OPERATE IN A NEW AND DEVELOPING MARKET OF PROVIDING ELECTRONIC INFORMATION, THE MARKET FOR OUR SITES MAY NOT GROW FAST ENOUGH AND OUR PROFITABILITY WILL BE IMPAIRED.

We depend on revenues derived from our sites such as Sleuth Center and Electric Library and we may not receive these revenues if we do not continue to develop a market for these sites. Specifically, we currently derive subscription-based revenues from our fee based Electric Library site. Our Electric Library customers are primarily individual end users and we may not receive revenues from Electric Library if we do not continue to develop a market for it. Our content notification sites such as those found in the Sleuth Center portal, and non-Electric Library search and reference sites, are free to the user. These sites are intended to be primarily advertising and e-commerce supported. Our ability to earn significant revenues from our content notification and non-Electric Library search and reference sites will depend in part on their acceptance by a substantial number of users in order to attract advertising revenues and their inclusion in e-commerce programs. Furthermore, if we develop these markets slower than expected, our financial growth and profitability will be impaired.

RAPID TECHNOLOGY CHANGE MAY RENDER OUR SITES NONCOMPETITIVE OR OBSOLETE.

If we are not able successfully to respond to the rapid technological change of the Internet, we may not be able to compete effectively. The Internet may not continue to expand as quickly as needed to remain a viable commercial marketplace, or may suffer periodic setbacks in this regard, because of factors that may inhibit its ability to handle increased levels of activity, such as:

     - inadequate development of the necessary reliable infrastructure (i.e., a reliable network backbone);
     - delayed development of complementary products and technologies (i.e., high speed modems and security procedures for customer transaction information); and
     - delays in the development or adoption of new standards and protocols (i.e., the next-generation Internet protocol).

The introduction of new technologies and the emergence of new industry standards and practices can render our existing sites obsolete and unmarketable. Additionally, it could require us to make significant unanticipated investments in research and development. We are dependent, in part, on our ability to keep pace with:

     -    the latest technologies and technological development;
     -    changing customer requirements; and
     -    frequent new product introductions.

OUR BUSINESS MODEL IS EVOLVING AND DEPENDS IN PART ON WEB ADVERTISING, E-COMMERCE PROGRAMS, AND SUBSCRIPTIONS, ALL OF WHICH ARE SUSCEPTIBLE TO CHANGE.

We expect to derive an increasing amount of our revenues from, among others, advertising and e-commerce sources for our content notification and search and reference sites, in addition to the subscription based revenue we currently derive from Electric Library. Few standards have been widely accepted to measure the effectiveness of Web advertising and e-commerce programs. In the absence of such standards, it may be difficult to attract advertisers for our sites and reliably report the results of Web advertising and e-commerce programs. Potential advertisers and e-commerce partners may also be reluctant to participate in Web advertising and e-commerce programs in the absence of these standards. Our business could be harmed if the market for Web advertising and e-commerce programs fails to develop or develops more slowly than expected. Currently, there are many different pricing models used to sell advertising on the Internet and for e-commerce programs. Unless and until any industry standards emerge, it will be difficult for us to predict the terms of and results from advertising and e-commerce programs.

We derive our subscription-based revenue from Electric Library. We depend in part on third party Web sites and services with which we have agreements, such as America Online, Inc., to generate new subscribers to Electric Library. These agreements with third party Web sites and services may not generate the anticipated number of new customers we seek for Electric Library, even though these agreements may require us to make payments. Typically, these agreements provide the Electric Library site with promotion and placement on the third parties' web sites. These agreements usually require us to pay the third parties a fixed fee plus a variable fee based on the number of qualified users who enroll for our service. One or more of these agreements may not generate enough revenue to cover the associated costs, and a significant shortfall could affect our ability to make the required payments under these agreements. Additionally, one or more of these agreements may not be renewed. If they are not renewed, this could reduce our acquisition rate for new subscribers. In particular, our Interactive Marketing Agreement with America Online, Inc. expires May 11, 2000 unless America Online exercises a renewal right to continue the agreement on partial contract terms. See Business - Markets, Customers and Distribution. If the America Online agreement is not renewed, this could reduce our acquisition rate for new subscribers. Similarly, if AOL's link to Encyclopedia.com is removed, this could also reduce our acquisition rate for new subscribers.

OUR ABILITY ACCURATELY TO TRACK AND MEASURE ADVERTISING, IMPRESSIONS, PAGE VIEWS, AND REGISTERED USERS IS IMPORTANT TO THE SUCCESS OF OUR BUSINESS.

We must accurately track and measure a variety of metrics that are important to the success of our business. These metrics include, for example, the size of advertising inventories, the number of advertising impressions, the number of page views, and the number of registered users of our sites. We depend in part on third parties to provide some of these metrics. If they are unable to provide these metrics in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We provide some of these metrics ourselves. In order to continue to deliver accurate metrics ourselves, we must continue to monitor and update our tracking systems. This could cause us to incur additional costs or cause interruptions in our business during the time we are updating our tracking systems. Our failure accurately to track and provide advertising, page view, and registered user metrics could cause us to not obtain new advertisers or affiliates, for example, or lose existing ones. Any corrections we make to advertising, page view, and registered user metrics we have previously used could cause us to fail to obtain new advertisers or affiliates, lose existing ones, or renegotiate terms of contracts with existing ones.

THE COMPETITION WE FACE FROM OTHER PROVIDERS OF ELECTRONIC INFORMATION IS INTENSE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR SUCCESSFULLY ATTRACT AND RETAIN CUSTOMERS.

Competition in our business of providing electronic information is intense. We may not be successful in attracting and retaining customers which would cause revenues to decline. There are many entities, Yahoo!, America Online, Inc., About.com, Britannica.com, Northern Light, for example, both public and private, some with greater resources and name recognition than us, that are or may become competitors of ours. Many of these companies have substantially greater experience and larger existing customer bases than we do. Accordingly, our competitors may succeed in:

     -    responding more quickly to new or emerging technologies;
     -    responding more rapidly to changes in customer requirements;
     - devoting greater resources to the development, promotion and sale of their products or services than us; and
     - establishing relationships with affiliates, advertisers, content providers, and others who have not entered into agreements with us.

Competitors may succeed in developing services and products which are superior to ours and also may prove more successful in marketing their products or services to the same customers we intend to market our products or services to.

IF WE ARE UNABLE TO RETAIN OUR ELECTRIC LIBRARY CUSTOMERS AFTER THEIR SUBSCRIPTION PERIOD HAS ENDED OR MAINTAIN THE PRICE OF ELECTRIC LIBRARY, OUR REVENUES MAY DECLINE.

If our retention and renewal rates or pricing decreases significantly, our revenues from Electric Library may decline. Our Electric Library marketing strategy and objectives depend in part on our ability to retain and renew customers after their subscription period has ended. In the end-user market, industry experience indicates that a significant number of subscribers to Electric Library will likely end their subscriptions over time, but tend to be replaced by new subscribers. Also, we may reduce the selling price of Electric Library due to factors such as increased competition or loss of customers.

BIGCHALK.COM, INC. OR A THIRD PARTY COULD PURCHASE THE ELECTRIC LIBRARY END USER BUSINESS FROM US, WHICH WOULD GENERATE CASH FOR THE COMPANY AND CAUSE OUR REVENUES TO DECLINE.

Our agreements with Bell & Howell Company give bigchalk.com, Inc. a right of first refusal and exclusive call option to purchase the Electric Library site and end user business from us. This right and option expire December 15, 2001. We can sell the Electric Library site and end user business to a third party on terms negotiated with the third party if bigchalk.com declines to purchase that site and business by matching the terms. If the Electric Library site and end user business have not already been purchased, bigchalk.com has the right to acquire that site and business for a purchase price equal to the preceding 12 months net revenue for the site and business multiplied by two. If a third party or bigchalk.com purchase the Electric Library site and business, we would receive cash and our revenues would likely decline.

WE NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES AND SERVICES IN ORDER TO GROW OUR BUSINESS.

In order to promote and grow our sites, we depend in part on establishing and maintaining distribution relationships with high-traffic Web sites. There is intense competition for placements on these sites. We may not be able to enter into placement agreements on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they may not attract significant numbers of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships. Our business would be harmed if we do not establish and maintain additional strategic relationships on commercially reasonable terms. It would also be harmed if any of our strategic relationships do not result in increased use of our sites.

WE DEPEND ON BIGCHALK.COM, INC. FOR OUR PUBLISHED CONTENT AND IF WE ARE UNABLE TO LICENSE ADDITIONAL CONTENT ON A COST-EFFECTIVE BASIS, WE MAY BE UNABLE TO RETAIN OUR CURRENT CUSTOMERS AND ATTRACT NEW CUSTOMERS.

We license published content for Electric Library, and our other sites if we request, from bigchalk.com, Inc. Our content license from bigchalk.com makes them the preferred provider to us of content of this type and gives them a right of first refusal to provide this type of content to us. If we were to lose the content license with bigchalk.com, our ability to deliver Electric Library, and possibly other sites, would be harmed. The loss of the bigchalk.com content license could require us to change Electric Library and any other site using the content licensed from bigchalk.com. These changes may cause interruptions in our business and could cause us to incur substantial costs to replace any lost content.

Our future success also partially depends on our ability to license additional content on a cost-effective basis from sources other than bigchalk.com. If we are unable to license content at a reasonable cost, our ability to deliver our sites could be impaired which could cause us to lose current customers or fail to attract new customers.

IF WE ARE UNABLE TO RETAIN ACCESS TO FREE OR LOW COST WEB-BASED CONTENT, THEN OUR ABILITY TO PROVIDE OUR CONTENT NOTIFICATION SITES IN A COST EFFICIENT MANNER WILL BE IMPAIRED.

If we are not able to continue to access and provide Web-based content as we have been, our ability to provide low cost or free services like our content notification sites will be impaired. For example, if we have to pay fees or develop technology in order to access and provide Web-based content, our costs will rise. If we are not able to access and provide Web-based content on favorable terms, our ability to deliver the Sleuth Center portal and its sites for free will be impaired. We access and provide links to Web-based content in our content notification sites. We access this content mainly by searching selected Web sites and then providing links to relevant content from the individual sites, such as Company Sleuth or Sports Sleuth. Usually, we pay no fee, or a small fee, for accessing Web-based content in this manner. Our ability to continue to use Web-based content in this manner without cost, or for small fees, is fundamental to our goal of providing free, or low cost, content notification sites.

IF WE FAIL TO PROTECT OUR PROPRIETARY RIGHTS OR IF WE INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

Our efforts to establish and protect our proprietary rights may be inadequate to prevent misappropriation or infringement of our intellectual property. And, our success depends in large part on proprietary software technology and software developed by us and licensed from third parties. While we have alternatives to third party technology and software, there is a risk that our licensors or third parties could take actions that would have a material adverse effect on the value of our intellectual rights or our ability to continue to provide our sites.

We may incur substantial costs in asserting any patent rights, in defending suits against us related to patents, and in taking licenses to patents asserted against the company. We are aware that many patents have recently been issued in the United States, and that more are likely to be issued, relating to various elements of electronic commerce including online shopping, advertising, and affiliate marketing. We could be subject to demands or suits from the holders of these patents. In addition to patents, we may also incur substantial costs in asserting our other intellectual property rights against third parties, in defending suits against us related to our other intellectual property rights, and in taking licenses to other intellectual property asserted against us.

In order to establish and protect our proprietary rights in our sites, we rely on patents, trademarks, copyrights and trade secrets. We also routinely enter into confidentiality and non-disclosure agreements with our employees, consultants, advisors and partners. However, these parties may not honor these agreements. Further, we may not successfully protect our rights to unpatented trade secrets, know-how and confidential information. Others may also independently develop substantially equivalent or even superior proprietary information and techniques, or otherwise gain access to our trade secrets, know-how and confidential information. While we believe that our services and the proprietary rights developed by us or licensed to us do not infringe on the rights or others, we cannot be sure that others will not bring an infringement claim against us or those licensing information to us. Any patents we now hold, or any patents that may issue from patent applications we file, may not be broad enough to protect what we believe are our proprietary rights. Also, any current or future patents may not give us any competitive advantages.

We have licensed in the past, and may license in the future, some of our trademarks and other proprietary rights to third parties. While we attempt to ensure that the quality of its trademarks and technology is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our sites.

The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Because the nature of online services and the Internet is global, we cannot control the ultimate destination of our services. As policing the unauthorized use of our technology and proprietary rights is often difficult and expensive anywhere in the world, we cannot be sure our proprietary rights will be honored everywhere.

WE DEPEND ON BIGCHALK.COM, INC. FOR ELECTRIC LIBRARY TECHNOLOGY AND RELATED TECHNICAL SYSTEMS.

We depend on bigchalk.com, Inc. to license the Electric Library site and related software, technology, and systems to us. The license is royalty free and perpetual, but bigchalk.com has a right to terminate the license on a change of control of the Company. The loss of this license could hurt our business and cause our revenues to decline. We also depend on bigchalk.com to provide technical and data center support and services to us for Electric Library for individual end users. The term of this agreement is 3 years and may be renewed by the mutual written agreement of the parties. The loss of this agreement could hurt our business and force us to provide technical and data center support and services ourselves, or hire a third party to provide those services.

This could cause our business to suffer interruptions and us to incur substantial costs.

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS WHICH WOULD CAUSE INTERRUPTIONS IN THE SITES WE PROVIDE TO OUR CUSTOMERS AND ULTIMATELY CAUSE US TO LOSE CUSTOMERS.

Any delay or failure to the systems we use to deliver our sites to our customers would interfere with their ability to access and use our sites. We have occasionally suffered failures of the computer hardware and software and telecommunications systems that we use to deliver our sites to customers. These failures have caused interruptions in the functioning of our sites for our customers. Also, the growth of our customer base as well as the number of sites we provide, or both, may strain the systems we use to deliver our services to customers to the point where the system may perform poorly or fail. We are also dependent on our ability and that of our service providers, including bigchalk.com, Inc., to maintain our systems in effective working order and to protect them against damage from:

     -    fire;
     -    natural disaster;
     -    power loss;
     -    telecommunications failure; or
     -    similar events.

All of the systems we currently use to deliver our services to our customers (except for external telecommunications systems) are located in Wayne, Pennsylvania. Although we maintain property insurance, claims could exceed the coverage obtained.

We, along with our customers and our service providers, test and perform quality assurance efforts in connection with our sites. We may, however, find errors in our sites or our upgrades to them that could result in:

     -    loss of or delay in market acceptance and sales;
     -    diversion of development resources;
     -    injury to our reputation; or
     -    increased service and support costs.

OUR SYSTEMS FACE SECURITY RISKS AND OUR CUSTOMERS HAVE CONCERNS ABOUT THEIR PRIVACY.

We have taken security precautions with respect to our systems and sites. Still, they may be vulnerable to unauthorized access and use by hackers or other persons or organizations, computer viruses, and other disruptive problems. The consequences to us of any security breaches or problems could include, for example, misappropriation of our customers' information, misappropriation of our sites, misappropriation of our intellectual property and other rights, as well as disruption and interruption in the use of our systems and sites. Unauthorized access to and theft of customer information as well as denial of service attacks of various Internet and online services have occurred in the past, and will likely occur again in the future. In order to maintain our security precautions or to correct problems caused by security breaches we may need to spend significant capital or other resources. We intend to continue to put industry-standard security measures in place for our systems and sites. Nevertheless, those measures may be circumvented and in order continually to monitor and maintain these measures we may cause disruption to and interruption in our customer's use of our systems and sites. These disruptions and interruptions could harm our business.

In general, users of the Internet and online services are very concerned about the security and privacy of their communications and transaction data transmitted over those services. These concerns may inhibit the growth of the Internet and other online services generally, and our sites in particular. We intend to continue to put industry-standard measures in place in order securely to transmit and store our customers' private and confidential information and transaction data including, for example, their credit card numbers. These measures could be circumvented, however, and the consequence of a security breach in this regard could hurt our reputation, expose us to a risk of damages and litigation, and possible liability. These kinds of breaches could harm our business.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL, WHO WE MAY BE UNABLE TO RETAIN, AND OUR ABILITY TO RECRUIT ENOUGH QUALIFIED PERSONNEL TO MEET OUR HIRING NEEDS.

The loss of the services of existing personnel, as well as the failure to recruit additional key technical, managerial, and sales personnel in a timely manner, would be detrimental to our business. Furthermore, we may incur substantial expenses in connection with hiring and retaining employees. We are highly dependent on the performance of our executive officers and key employees. Some of our officers and all of our other employees have not entered into employment agreements with us. There is intense competition for qualified personnel. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business and to manage growth effectively.

WE MAY BE SUBJECT TO GOVERNMENT REGULATION AND LEGAL LIABILITIES WHICH MAY BE COSTLY AND MAY INTERFERE WITH OUR ABILITY TO CONDUCT BUSINESS.

         GOVERNMENT REGULATION IN THE U.S.

We are not currently subject to direct regulation by any United States or state government agency other than the laws and regulations applicable to businesses generally. Also, there are few laws or regulations directly applicable to access to or commerce on the Internet. We believe these laws and regulations do not seriously affect our operations and that we are materially in compliance with them. Because of the increasing popularity and use of the Internet, federal and state governments may adopt laws or regulations in the future with respect to commercial online services and the Internet, with respect to:

     -    user privacy;
     -    copyrights and other intellectual property rights and infringement;
     -    domain names;
     -    pricing;
     -    content regulation;
     -    defamation;
     -    taxation; and
     -    the characteristics and quality of products and services.

Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. Laws and regulations such as those listed above could expose the Company to substantial liability, if enacted. For example, provisions of the Communications Decency Act of 1996 may apply to us. Although portions of that Act were struck down as unconstitutional by the U.S. Supreme Court, other portions of it remain in effect. Other recently enacted United States laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children, their privacy, and the content made available to them could expose us to substantial liability, too. Furthermore, various proposals at the federal, state and local level could, if enacted, impose additional taxes on the sale of goods and services through the Internet. These laws, regulations, and proposals could also slow the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, require us to incur significant compliance expenses, and adversely affect our opportunity to derive financial benefit from our activities. Also, our content providers, other licensors and contractual partners, or insurance may not indemnify or cover us in all cases for violations of any of these laws or regulations.

         GOVERNMENT REGULATION OUTSIDE THE U.S.

Although transmission of our sites primarily originates in Pennsylvania and the United States, the Internet is global in nature. Therefore, governments of foreign countries might try to regulate our transmissions or prosecute us for violations of their laws covering a variety of topics, many of which are the same as those described above for United States laws and regulations. For example, Germany has taken actions to restrict the free flow of material deemed to be objectionable on the Internet. The European Union has adopted privacy, copyright, and database directives that may impose additional burdens and costs on us. We may incur substantial costs in responding to charges of violations of local laws by foreign governments. The effect of this could be to slow the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, require us to incur significant compliance expenses, and adversely affect our opportunity to derive financial benefit from our activities.

IF WE FAIL TO MEET THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET, WE MAY UNABLE TO SUSTAIN A TRADING MARKET FOR OUR STOCK WHICH WOULD AFFECT THE LIQUIDITY OF YOUR SHARES.

If we do not continue to meet the Nasdaq Stock Market's SmallCap listing requirements, our stock could be traded on the over-the-counter market, which would cause our shareholders to have less liquidity. In addition, we would be less visible in the public markets. Since January 5, 1999, our stock has been traded on the Nasdaq SmallCap Market. We must maintain, among other requirements, one of three financial requirements to stay listed on the Nasdaq SmallCap Market. We currently meet the market capitalization requirement. From January 1, 1999 through December 31, 1999, our stock price has varied from a high close of $9.25 per share to a low close of $3.75 per share. Although we have met the Nasdaq SmallCap Market's listing requirements during 1999, given the volatility in our stock price as well as the stock market in general, it is possible that we may no longer meet these listing requirements and may be unable to maintain our listing on the Nasdaq SmallCap Market.

OUR STOCK PRICE MAY VARY SIGNIFICANTLY WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES WHEN YOU WANT TO AT PRICES YOU FIND ATTRACTIVE.

If our stock price continues to vary significantly, the price of our common stock may decrease in the future regardless of our operating performance. Additionally, you may be unable to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. There may be several factors contributing to this behavior, including:

     -    actual or anticipated variations in quarterly operating results;
     - announcements of new technologies or new services by us or our competitors;
     - changes in financial estimates and recommendations by securities analysts;
     - the operating and stock price performance of other companies that investors may view as comparable to us;
     -    news relating to our industry as a whole; and
     -    news relating to trends in our markets.

The stock market in general, and the market for Internet-related companies, including ours, in particular, have experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our stock to drop, regardless of our performance.

YOUR HOLDINGS MAY BE DILUTED IN THE FUTURE BY THE CONVERSION OF OUR OUTSTANDING DEBENTURE AND EXERCISE OF OUR OUTSTANDING WARRANTS.

Your holdings may be diluted in the future by conversion of our debenture or the exercise of outstanding warrants. As of December 31, 1999, $3,000,000 principal amount of a debenture was outstanding. The debenture is convertible into shares of common stock at a conversion price equal to $4.13. This conversion price does not fluctuate with the market price of the common stock but is subject to adjustment from time to time in the event that, among other things, we issue shares of common stock, options, warrants or other convertible securities at less than market price. If fully converted on December 31, 1999, the debenture and accrued interest would have been convertible into 771,338 shares of common stock, but this number of shares could prove to be substantially greater in the event that the conversion price is adjusted as described above. In addition, as of December 31, 1999 the following warrants were outstanding:

     - a warrant to purchase 522,449 shares of common stock issued to the purchaser of the debenture at an exercise price of $5.97; this conversion price does not fluctuate with the market price of the common stock but is subject to adjustment from time to time pursuant to anti-dilution provisions similar to those described above; and

     - two warrants to purchase 100,000 shares each of common stock at exercise prices of $5.15 and $6.25 respectively.

Purchasers of common stock could therefore possibly experience substantial dilution of their investment upon conversion of the debenture and exercise of warrants. Furthermore, the debenture matures on August 11, 2000 if not previously converted into 802,663 shares at that date. Upon the maturity, we would be required to pay $3.315 million, representing the $3 million principal plus interest at 7%.

IF WE ARE UNABLE SUCCESSFULLY TO INTEGRATE FUTURE ACQUISITIONS OR MEGERS INTO OUR OPERATIONS, THERE COULD BE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We may acquire or merge into complementary businesses, products and technologies in the future. Some of the risks attendant to these acquisitions and mergers are:

- difficulties and expenses of integrating the operations and personnel of acquired or merged companies into our operations while preserving the goodwill of the acquired or merged entity;
- the additional financial resources that may be needed to fund the operations of acquired or merged companies, and the potentially dilutive effect on your shares from these additional financial resources;
-    the potential disruption of our business;
- our management's ability to maximize our financial and strategic position by incorporating acquired or merged technology or businesses; and

- the difficulty of maintaining uniform standards, controls, procedures and policies.

POTENTIAL INADEQUACY OF INSURANCE

Although we maintain general liability insurance, claims could exceed the coverage obtained or might not be covered by our insurance. In addition, while we typically obtain representations from our technology and content providers (as well as other contractual partners) as to the ownership of licensed technology and informational content and obtain indemnification to cover any breach of these representations, we still may not receive accurate representations or adequate compensation for any breach of such representations. We may have to pay a substantial amount of money for claims which are not covered by indemnification.

ITEM 2. PROPERTIES

Our headquarters are currently located in approximately 10,000 square feet of office space in Wayne, Pennsylvania that we sublease from bigchalk.com, Inc. The Company is obligated to reimburse bigchalk.com for rent and certain other office expenses based on the Company's proportionate use of the space through June 2000. Our sublease expires in June 2000. We are in the process of entering into a lease for new office space in the same area as our current offices. We also lease approximately 2,400 square feet in New York, New York which we use primarily as a business development office.

ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings as of December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of shareholders on November 29, 1999. This Special Meeting was subsequently adjourned to November 30, 1999 in order to obtain the necessary quorum of shareholders. Our shareholders voted on and approved two matters at the Special Meeting.

In the first matter, we sought shareholder approval for our transaction with Bell & Howell Company. The number of votes cast for this matter was 5,266,538 and against this matter was 20,197. The number of abstentions for this matter was 41,010. In the second matter, we sought shareholder approval for an amendment to our Amended and Restated 1996 Equity Compensation Plan increasing the authorized shares under the plan to 2,500,000. The number of votes cast for this matter was 6,106,081 and against this matter was 409,106. The number of abstentions for this matter was 57,265. There were no broker non-votes for either matter.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

Our Class A Common Stock has traded on The Nasdaq Stock Market under the symbol INFO since our initial public offering on April 30, 1996. Effective January 5, 1999, trading in our shares moved from the Nasdaq National Market to the Nasdaq SmallCap Market. We have retained our symbol INFO on the SmallCap market. Prior to that time, there was no public market for our Class A Common Stock. The following table sets forth the high and low last reported sale prices for our Class A Common Stock for the period indicated as reported by The Nasdaq Stock Market.

----------- -------------------------- --------- ---------
YEAR        FISCAL QUARTER ENDED       HIGH      LOW
----------- -------------------------- --------- ---------
1998        March 31, 1998             5.625     1.875
----------- -------------------------- --------- ---------
            June 30, 1998              7.938     2.625
----------- -------------------------- --------- ---------
            September 30, 1998         4.438     1.938
----------- -------------------------- --------- ---------
            December 31, 1998          7.094     1.250
----------- -------------------------- --------- ---------
1999        March 31, 1999             5.938     3.750
----------- -------------------------- --------- ---------
            June 30, 1999              8.313     4.313
----------- -------------------------- --------- ---------
            September 30, 1999         7.313     5.250
----------- -------------------------- --------- ---------
            December 31, 1999          9.250     4.375
----------- -------------------------- --------- ---------

As of March 17, 2000, the Company had 162 shareholders of record and approximately 7,400 beneficial owners.

We have not declared or paid dividends on our Common Stock and we do not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below under the caption Consolidated Statements of Operations Data with respect to each of the five years in the period ended December 31, 1999 and under the caption Consolidated Balance Sheet Data are derived from our the consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included elsewhere in this Annual Report on Form 10-K.


                                                                         YEAR ENDED DECEMBER 31,
                                                         1995          1996          1997          1998           1999
                                                         ----          ----          ----          ----           ----
     CONSOLIDATED STATEMENTS OF OPERATIONS DATA:              (in thousands, except share and per share data)

     Revenue....................................        $  448       $ 1,441       $ 6,832        $14,925        $ 23,234
                                                        ------       -------       -------        -------        --------

     Costs and expenses:
         Cost of revenues.......................           282           822         2,641          4,384           7,164
         Customer support expenses..............           146           324           578          1,093           1,147
         Technical operations and
            development expenses................         3,554         5,210         6,272          7,606           8,375
         Sales and marketing expenses...........         1,979         6,142        10,674         14,835          11,773
         General and administrative
            expenses............................         1,982         3,927         5,029          4,609           3,068
                                                   ------------  ------------  ------------  -------------  -------------
                 Total costs and expenses.......         7,943        16,425        25,194         32,527          31,527
                                                   ------------  ------------  ------------  -------------  -------------

     Loss from operations........................       (7,495)      (14,984)      (18,362)       (17,602)         (8,293)

     Equity in net losses of
       unconsolidated affiliate..................           --            --            --             --            (413)

     Gain on sale of net assets..................           --            --            --             --          34,919

     Interest income (expense), net..............           14         1,198         1,003            154         (1,516)
                                                   ------------  ------------  ------------  -------------   -------------

     Net loss....................................     $(7,481)     $(13,786)     $(17,359)      $(17,448)        $ 24,697
                                                   ------------  ------------  ------------  -------------   -------------

     Redemption of preferred stock in
     excess of carrying amount ..................          --            --            --             --            (75)
                                                  ------------  ------------  ------------  -------------   -------------

     Net loss applicable to common
     shareholders................................     $(7,481)     $(13,786)     $(17,359)      $(17,448)        $ 24,622
                                                      ========     =========     =========      =========        ========

     Net income (loss) per common equivalent
     share - basic (1)...........................     $ (1.51)      $ (1.61)      $ (1.83)       $ (1.77)         $  2.10
                                                      ========      ========      ========       ========         =======

     Weighted average number of common and
     equivalent shares
     outstanding - basic.......                      4,940,400     8,549,800     9,491,600      9,830,900      11,729,900
                                                     =========     =========     =========      =========      ==========

     Net income (loss) per common equivalent
     share - diluted (1).........................     $ (1.51)      $ (1.61)      $ (1.83)       $ (1.77)         $  1.88
                                                      ========      ========      ========       ========         =======

     Weighted average number of common and equivalent shares outstanding -
     diluted.....

                                                     4,940,400     8,549,800     9,491,600      9,830,900      13,126,300
                                                     =========     =========     =========      =========      ==========

                                                                              DECEMBER 31,
                                                       1995          1996         1997          1998           1999
                                                       ----          ----         ----          ----           ----
                                                                                (in thousands)

     CONSOLIDATED BALANCE SHEET DATA:
      Cash, cash equivalents and investments......    $  962      $ 27,379      $ 12,997       $ 3,268       $ 3,739
      Working capital (deficit)...................   (1,514)        25,841         7,163       (5,561)        11,511
      Total assets................................     2,532        30,227        18,794        10,192        30,061
      Long-term obligations, net of current
         portion..................................       138            --           404           577            --
      Shareholders' equity (deficit)..............     (549)        27,688        10,460       (3,298)        22,916

     (1) The Company calculates income and loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options, warrants, and convertible debt. Entities with a net loss do not include common stock equivalents in the computation of diluted EPS, as the effect would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Item 7 contains, in addition to historical information, forward-looking statements by the Company with regard to its plans, objectives, expectations, and intentions that involve risks and uncertainties. These statements are not guarantees of future performance and you should not rely on them. These statements are based on management's current expectations and they are subject to a number of uncertainties and risks that could cause our actual results to differ materially from those described in the forward-looking statements. The sections of this Annual Report entitled "Business" and "Risk Factors," as well as other sections, contain a discussion of some of the factors that could contribute to these differences. We do not assume any obligation to revise or update any forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

OVERVIEW AND RECENT DEVELOPMENTS

Infonautics, Inc. (including its subsidiaries, "Infonautics," the "Company," "we," or "our") is a pioneering provider of personalized information agents and Web sites. We deliver information over the Internet and other communications mediums such as wireless. We began generating Web-based revenues in the first quarter of 1996 with the introduction of the Electric Library site to the end-user market, followed by a version designed for the educational market where it was sold to schools, libraries and other educational institutions. In October of 1998, we entered the market for free, advertising supported Internet-based content services with the launch of Company Sleuth. We also have supplied e-commerce-based online publishing services to publishers and other content creators to offer their content for sale over the Web directly to customers.

On December 15, 1999, we closed a transaction with Bell & Howell Company ("Bell & Howell") and its wholly owned subsidiary, Bell and Howell Information and Learning Company ("BHIL"), following approval of the transaction by our shareholders on November 30, 1999. In the transaction, we contributed our Electric Library K-12 and public library business and assets and liabilities into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company. Also in the transaction, BHIL contributed its ProQuest K-12 and public library business and certain assets and liabilities into bigchalk.com. As part of the transaction, we also sold our e-commerce online archive business to BHIL and granted an option to bigchalk.com to purchase the our Electric Library end-user business.

As a result of the transaction and taking into account our additional $3.5 million investment in, and the private placement by, bigchalk.com, we ultimately received a total of $18.5 million in cash and currently own approximately 20% of bigchalk.com's stock. The balance of bigchalk.com's stock is owned by BHIL, a select group of institutional investors, and board members of bigchalk.com.

Following this transaction, we continue to develop and market our content notification sites integrated in the Sleuth Center portal, including Company Sleuth, Sports Sleuth, Job Sleuth, Entertainment Sleuth, and Shopping Sleuth. We also retain rights to market Electric Library to end-users (subject to an option granted to bigchalk.com to purchase the end-user business). Together these sites, along with some others, are referred to as the Infonautics Network. Additionally, we may develop and acquire other new Internet information sites and expand existing sites. See Business - Our Sites; -- Our Growth Strategy; -- Markets, Customers and

Distribution; -- Risk Factors -- We Have A Limited Operating History With Our Business Following The Bell & Howell Transaction; -- As We Operate In A New And Developing Market Of Providing Electronic Information, The Market For Our Sites May Not Grow Fast Enough; -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions, All Of Which Are Susceptible To Change; -- We Need To Establish And Maintain Strategic Relationships With Other Web Sites And Services In Order To Grow Our Business.

During 1999, we generated most of our revenue from Electric Library, with approximately 53% generated from the educational market and 35% from the end-user market. Approximately 4% was from advertising and other e-commerce revenues generated from the Infonautics Network and 3% was generated from the e-commerce online archive business. The remaining revenues were from services and products which the Company was no longer actively pursuing, including revenues from extranet and intranet knowledge management services, domestic marketing partners, and international markets. During 1999, sales growth was achieved in both the educational and end-user markets for Electric Library, with increases in the number of schools and libraries served and the number of individual subscribers.

One result of our decision to no longer pursue business in certain markets, combined with other cost cutting efforts, was to reduce operating costs. Revenue, cost and expense comparison to the prior years will be somewhat impacted by this and in 2000 each quarter's revenue and expense comparison to the respective quarter in 1999 will be impacted by the transaction with Bell and Howell.

Revenues from online monthly end-user subscriptions are recognized in the month the subscription service is provided, and for annual end-user subscriptions, revenues are recognized ratably over the term of the subscription. Potential individual subscribers are given the first month free as a trial period, after which we typically charge a fee of $9.95 per month for monthly subscriptions and $59.95 per year for annual subscriptions, both for virtually unlimited usage.

Advertising revenue on the Infonautics Network sites is derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenues from advertising sales are recognized ratably over the term of the contract during the period in which the advertising is displayed.

Other sources of income for us include, or are expected in 2000 to include, e-commerce and e-mail advertising revenues. E-commerce revenues consist of referral fees from partners and revenues from co-branding our sites. Revenues are earned when subscribers register with a partner's site, through a direct link from the Infonautics network. The revenues from e-commerce are recognized in the same period that the subscribers register with the partner site. There is typically no minimum guarantee, and Infonautics has no further obligations after the users' registrations. Partner revenues are also derived from the creation of customized or co-branded sites through Infonautics partners. The partners sell or provide the custom site to their customers. The revenues recognized include any initial fees which are deferred and recognized ratably over the contract and monthly minimum guaranteed revenues from the partners which are contractually agreed for terms of less than one year.

E-mail revenues are derived from advertisements placed in e-mails which are sent to subscribers of the Infonautics Network. We typically guarantee a minimum number of e-mail impressions to advertisers over a specified period of time for a fixed fee. Revenues from e-mail sales are recognized ratably in the period in which the e-mails are sent, provided that no significant obligations remain. See Business - Our Growth Strategy; -- Markets, Customers and Distribution; -- Risk Factors -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions; -- Our Ability Accurately To Track And Measure Advertising, Impressions, Page Views, And Registered Users Is Important To The Success Of Our Business.

Less than 2% of our revenues in 1999 were from barter advertisements or e-mails (agreements in which we trade advertisements on the Infonautics Network sites in exchange for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered. Barter expense is recognized when our advertisements are run on third-party web sites, which is typically around the time when barter revenue is recognized. Barter expense is included in sales and marketing. Barter revenues are expected to be a greater percentage of our overall revenues in 2000.

We currently use two primary sources of content: published content licensed from bigchalk.com, Inc. and Web-based content that we link to directly. As part of our transaction with Bell & Howell Company, bigchalk.com, Inc. and the Company have entered into a content license agreement. Under this agreement, bigchalk.com licenses content to us for use in the Electric Library site for end users, and, if we request, in our content notification sites and for any new Company sites. To date, we only license content from bigchalk.com for use in connection with the Electric Library site for end users. The bigchalk.com content license has a five year term and grants us a non-exclusive, worldwide, royalty bearing license to use the full text licensed content subject to its terms. The royalty payable by us to bigchalk.com for the licensed content is based on an initially fixed percentage of net revenues derived from sales made to our customers of sites that include the licensed titles, which approximates our historical royalty percentage. Annually following the initial 12 months of the content license, the percentage of net revenues associated with the royalty is subject to a proportionate adjustment based on a formula.

In addition to the content we license directly from bigchalk.com or third party content providers, we also access certain Web-based content in our content notification sites. We accesses Web-based content primarily by searching selected third party Web sites for relevant content and then providing links to that content from our sites. In most cases, clicking on the link to that content takes a user of our site directly to the third party Web site where the content is located. Typically, we pay no fee or a nominal fee for these links to content on third party Web sites. See - Business -- Sources of Content for our Sites; -- Risk Factors -- We Depend On bigchalk.com, Inc. For Our Published Content; -- If We Are Unable To Retain Access To Free Or Low Cost Web-Based Content, Then Our Ability To Provide Our Content Notification Sites In A Cost Efficient Manner Will Be Impaired.

RESULTS OF OPERATIONS

We expect that all revenue and certain operating expenses in 2000 will be less than in 1999 as a result of the sale of the contracts, assets, liabilities to bigchalk.com and the related reduction in staffing levels.

REVENUES. Revenue was $23.2 million in 1999, $14.9 million in 1998 and $6.8 million in 1997, representing an increase of 56% in 1999 and 118% in 1998. An amount of $500,000 was included in revenues for 1997, which was received in 1995 as consideration for limited exclusivity contained in a marketing agreement. During 1997 this amount was recognized as the period of exclusivity ended, and we had no further obligation under the marketing agreement. This amount is excluded for period to period comparisons, and comparison of expenses as a percentage of revenues.

End-user subscription revenue, a continuing market for us, accounted for $8.2 million or 35% of revenue in 1999, $4.7 million or 31% of revenue in 1998 and $3.8 million or 55% of revenue in 1997. Electric Library had approximately 95,000 subscribers at December 31, 1999, as compared to 60,000 subscribers at December 31, 1998 and 47,000 subscribers at December 31, 1997.

Advertising and other e-commerce revenues, a continuing market for us, were $1.0 million, or 4% of revenues in 1999. Barter revenue accounted for $371,000 of these 1999 revenues. There were no advertising and other e-commerce revenues in 1998 or 1997. These revenues consist of advertising revenues from ads that are displayed on the Infonautics Network sites. E-commerce revenues include referral revenues from partners who pay us for referring customer links to them, revenues from co-branding of our sites, and revenues from participation in affiliate networks. Direct marketing fee revenues consist of e-mails that are sent to Infonautics users with advertising promotions. These revenues are expected to increase in 2000.

Educational revenue accounted for $12.2 million or 53% of revenue in 1999, $7.0 million or 47% of revenue in 1998 and $2.1 million or 31% of revenue in 1997. We had over 4,700 educational contracts at the closing of the Bell & Howell transaction, compared with 3,200 educational contracts at December 31, 1998 and 1,400 educational contracts at December 31, 1997. The 4,700 contracts covered approximately 20,000 institutions. We will not have any revenue from sales to the educational market in 2000 as a result of the Bell & Howell transaction.

E-commerce online publishing (formerly referred to as content management and custom archive services) revenue was $715,000 or 3% of revenue in 1999, compared to $857,000 or 5% of revenue in 1998 and $580,000, or 9% in 1997. Online publishing revenue was generated primarily from archive services. We had 14 archive customers at the date of the BHIL transaction, compared to 9 archive customers at December 31, 1998 and 5 in 1997. We will not have any revenue from online publishing sales in 2000 as a result of the Bell & Howell transaction.

Extranet and intranet knowledge management services (IntelliBank) revenue was $167,000, or 1% of revenue in 1999, compared to $1.7 million, or 12% of revenue in 1998 and $357,000, or 5% of revenue in 1997. IntelliBank revenue was generated primarily from archive services. We had no archive customers at December 31, 1999, compared to 5 archive customers at December 31, 1998 and 1997. Sales comparisons in 1999 to the prior years are impacted by the Company curtailing its direct sales efforts to the IntelliBank market in January 1999. We also eliminated the related marketing and development costs. There will be no revenues from these services in 2000.

Other revenue was $948,000, or 4% of revenue in 1999, compared to $700,000, or 5% of revenue in 1998. The comparable revenue amounts in 1997 were less than $100,000. Other revenue consists of sales of Electric Library through international partners which was sold to bigchalk.com as part of the Bell & Howell transaction, reseller, and other miscellaneous sales.

During 1997 and 1998, we signed agreements with companies to sell Electric Library to end users in Canada, Australia and Korea. The services in Canada and Australia began in 1998; the services in Korea began on a limited basis in 1999. These minimum revenues were earned ratably over the term of each agreement.

As of December 31, 1999, deferred revenue amounted to $858,000, compared to $8.3 million at December 31, 1998. The decrease is attributable to the Bell & Howell transaction, in which we transferred deferred revenue of $10.6 million. The deferred revenue balance at December 31, 1999 of $858,000 consists of revenue to be recognized from annual end-user subscriptions.

COST OF REVENUES. The principal elements of our cost of revenues are royalty and license fees paid to providers of content, hardware and software, as well as communication costs associated with the delivery of the online services. Cost of revenues was $7.2 million, $4.4 million and $2.6 million, and gross margins were 69%, 71% and 61% in 1999, 1998 and 1997, respectively. The absolute dollar increase in cost of revenues for each period primarily reflects costs incurred to provide services to an increased number of users.

The reduction in gross margin in 1999 reflects a higher percentage of revenues from Electric Library offset somewhat by reduced rate royalty agreements. The improvement in gross margin in 1998 was primarily due to a change in the revenue mix, with 78% of revenues derived from Electric Library in 1998, compared to 87% in 1997. The improvement in the gross margin in 1998 was also from the effect of the prior year's restructuring of certain agreements with hardware, software and content providers, as well as the Company spreading its fixed costs over more contracts. We will incur certain fees to bigchalk.com under the content license agreement which is expected to approximate the 1999 royalty percentage for the end user business. See Business - Sources of Content for Our Sites; -- Risk Factors -- We Depend On bigchalk.com, Inc. For Our Published Content.

CUSTOMER SUPPORT. Customer support expenses consist of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback, and centralized support for all billing-related inquiries. Customer support expenses were $1,147,000 in 1999, $1,093,000 in 1998 and $578,000 in 1997, representing an increase of 5% in 1999 and 89% in 1998. As a percentage of revenue, customer support expenses were 5% in 1999, 7% in 1998 and 9% in 1997. The absolute dollar increases resulted primarily from higher staffing levels and the continuing need for us to provide additional support to our growing customer base. As a percentage of revenues, customer support costs declined in 1999 as the staffing levels were able to support a greater number of users. Due to the Bell & Howell transaction in December 1999, we reduced our customer service staffing levels from 20 to 0. We may incur certain fees to bigchalk.com for customer service under the technical services agreement and we are in the process of staffing certain customer service functions for our sites. See Business -- Intellectual Property and Licenses.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining our sites, data center operations, hardware expense, data conversion costs, as well as the design, programming, testing, documentation and support of our new and existing software, sites and databases. To date, all our costs for technical operations and development have been expensed as incurred. Technical operations and development expenses were $8.4 million in 1999, $7.6 million in 1998 and $6.3 million in 1997, representing an increase of 10% in 1999 and 21% in 1998. As a percentage of revenue, technical operations and development expenses were 36% in 1999, 51% in 1998 and 93% in 1997. The absolute dollar increases each year were largely due to our enlargement of the technical operations and development staff in order to support increased activities as well as improvements and upgrades in Electric Library, and introduction of new content notification sites.

Due to the Bell & Howell transaction in December 1999, we reduced our technical operation and development staffing levels from 79 to 35. We expect these costs in 2000 to be less than the cost prior to the Bell and Howell transaction. However, we expect that the level of technical operations and development expenses may increase quarter over quarter as we develop new and enhanced services and upgrades to the current services which may include the use of outside consultants. Additionally, we will incur certain fees to bigchalk.com under the technical services agreements and is expected to incur these costs internally over time.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses were $11.8 million in 1999, $14.8 million in 1998 and $10.7 million in 1997, representing a decrease of 21% in 1999, and an increase of 39% in 1998. The principal reasons for the decrease in absolute dollars was our decision to decrease marketing efforts for certain products and services. As a percentage of sales, sales and marketing costs were 51%, 99% and 156% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease of costs as a percentage of sales is a result of our cost reduction efforts, lower costs associated with renewals, and the effect of earlier period start up costs. Additionally, we opened and closed a sales office in California during 1998. We may incur significant sales and marketing costs in 2000 to market our content notification sites integrated in the Sleuth Center portal.

The number of sales and marketing personnel decreased from 72 to 28 as a result of the Bell & Howell transaction. We will no longer incur the trade show, conference and other costs of marketing to the educational market. The marketing of the end-user business has been and will continue to be limited. We use affiliate and other marketing programs to acquire registered users. We may accelerate these programs which could increase the cost of acquisition.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for content, administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $3.1 million in 1999, $4.6 million in 1998 and $5.0 million in 1997, representing decreases of 33% in 1999 and 8% in 1998. The comparative decrease in 1999 was a result of $500,000 of severance costs incurred in 1998 associated with the resignation of the former chairman of the board who resigned in February 1998, as well as reductions in overall expenses, offset by professional fees and other costs related to the Bell & Howell transaction and related severance incurred. The decrease in 1998 was the result of costs associated with the staffing and costs incurred with the Electric Schoolhouse project in 1997, which were in excess of the severance costs recognized in 1998 when the project was transferred to the former chairman of the board. We expect that general and administrative expenses will decrease in comparison to prior periods as a result of the Bell & Howell transaction, unless we consider or enter into any strategic alliances or transactions or hire additional management.

INCOME (LOSS) IN EQUITY INVESTMENT. The loss in equity investment consists of the Company's 30.89% equity pickup in the results of operations of bigchalk.com since December 15, 1999. The loss of equity in the investment was $413,000 during 1999. There were no such costs during 1998 or 1997. As of December 31, 1999, we held a 30.89% interest in the common stock of bigchalk.com. This interest has subsequently been diluted as a result of additional equity capital infusions into bigchalk.com. We expect that bigchalk.com will continue to generate net losses in 2000 as it develops its business and marketshare.

GAIN ON SALE OF NET ASSETS. The gain on sale of net assets consists of the cash and note receivable received, plus the net liabilities transferred upon consummation of the transaction with BHIL and Bell & Howell. The gain amounted to $34.9 million. There are no current or future Federal or state income tax liabilities resulting from the transaction due utilization of available net operating loss carryforwards.

INTEREST INCOME (EXPENSE), NET. Interest expense, net was $1.5 million in 1999, compared to net interest income of approximately $154,000 in 1998 and $1.0 million in 1997, a decrease of 85% in 1998, resulting from the decrease in cash and investments. In 1999, approximately $369,000 of interest expense was incurred for the discount on the issuance of convertible debt below market. Approximately $657,000 of interest expense was incurred in the current year for the amortization of the warrant valuation and 7% interest on the convertible debt. We will continue to incur interest expense for the interest on the convertible debt and the amortization of the warrant valuation. The remaining interest was incurred on capital leases and interest relating to the accounts receivable financing, as well as interest expense related to a liability owed to the Commonwealth of Pennsylvania as a result of the $13.5 million note receivable from Bell & Howell at December 31, 1999. We expect that we will recognize net interest income in 2000.

INCOME TAXES. We have not recorded an income tax benefit because we have incurred net operating losses since inception. As of December 31, 1999, we had approximately $18.3 million in Federal net operating loss carry forwards. The Federal net operating losses will expire beginning in 2008 through 2019 if not utilized. The state net operating losses of $6.0 million will expire beginning in 2005 if not utilized. See Note 5 of Notes to Consolidated Financial Statements. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

PRO FORMA RESULTS OF OPERATIONS

The pro forma results of operations reflected here are based on available information and certain information and certain assumptions that the Company's management believes are reasonable. As a result of the transaction with bigchalk.com, the following pro forma information has been prepared for comparative purposes to the ongoing operations of the Company, in millions:

                                        Q1           Q2            Q3           Q4        TOTAL
                                        1999         1999          1999         1999
     REVENUES                           2.0          2.4           2.4          2.7        9.5
     COST OF GOODS SOLD                 0.7          0.8           0.8          0.9        3.2
     EXPENSES                           2.3          2.6           2.3          2.7        9.9
     LOSS FROM OPERATIONS              (1.0)        (1.0)         (0.7)         (.9)      (3.6)

     This information includes the results of operations of the end-user version of Electric Library and our content notification sites in Sleuth Center, which are the ongoing businesses of the Company. This information also assumes the transaction with bigchalk.com occurred at the beginning of 1999. Excluded from the above are the revenues and costs that relate to the Electric Library site and technology which are used in the educational market and the international market. Also excluded are revenues and costs that relate to the e-commerce online publishing markets and customers, which was sold to BHIL, and revenues earned by our extranet and intranet knowledge management services during 1999.

     The cost of goods sold and expenses include pro forma royalties for content licensing and technical services which would have been owed to bigchalk.com had the transaction occurred on January 1, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     To date we have funded our operations and capital requirements through proceeds from the private sale of equity securities, our initial public offering, proceeds from the issuance of preferred stock and, to a lesser extent, operating leases. In February 1999, we also raised funds through issuance of convertible debt. During the second and third quarters of 1999, we used the accounts receivable purchase agreement which we entered into in May 1999 to fund cash needs. This line was paid in full upon closing of the Bell & Howell transaction. In December 1999, we sold our net assets related to the sales of Electric Library for the educational market and the e-commerce and online publishing business and generated $18.5 million, prior to fees of approximately $1.9 million, and after our additional investment in bigchalk.com. In 2000, we believe we will be able to fund our operations through existing cash and cash generated through operations.

     The Company had cash and cash equivalents balances of approximately $3.7 million at December 31, 1999 and $3.3 million at December 31, 1998. We collected $5 million of the proceeds from the Bell & Howell transaction in 1999 and the remaining $13.5 million in 2000.

     We had working capital of approximately $11.5 million at December 31, 1999, compared to a working capital deficiency of nearly $5.6 million at December 31, 1998. The improvement is due to the Bell & Howell transaction. We monitor our cash and investment balances regularly and invest excess funds in short-term investments.

     We had negative cash flows from operations of approximately $6.6 million, $11.7 million and $12.7 million for 1999, 1998 and 1997, respectively. The decreases in 1999 were due to the increased cash collections from customers in advance of providing our sites and services.

     Net cash provided by investing activities was $4.3 million in 1999 and $9.8 million in 1998. This compares to cash used in investing activities of $1.7 million in 1997. The decrease in cash provided in 1999 is a result of $10.7 million in net proceeds received during 1998 from investments maturing during 1998 which were not reinvested. No such investments matured during 1999, causing the cash provided to decrease. Offsetting this decrease was the receipt of $5.0 million from the Bell & Howell transaction. $454,000 was used for capital expenditures in 1999. In 1998, $852,000 was used for capital expenditures. In 1997, net cash was provided by the net redemption of $620,000 of investments and used for $2.3 of capital expenditures.

     Our principal commitments at December 31, 1999 consisted of obligations under the bigchalk.com service and license agreements and the remaining payment of $500,000 due under a marketing agreement. Other previous commitments such as content provider and lease agreements were assigned to bigchalk.com. Additionally, the Company was committed to pay approximately $1 million in March and April 2000 for a Sports Sleuth marketing campaign.

     Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of our operations and systems. We expect that our capital expenditures will increase as the number of registered users increase. As of December 31, 1999, we did not have any material commitments for capital expenditures, although we anticipate that our planned purchases of capital equipment, a move to new offices and the related expenses will require additional expenditures of up to $1,000,000 for 2000, a portion of which we may try to finance through equipment leases, or a working capital line of credit. However, there can be no guarantee will obtain this financing. We also expect to enter into a lease agreement for office space.

     Net cash provided by financing activities was $2.8 million in 1999, $2.8 million in 1998 and $653,000 in 1997. We raised $3.0 million on February 11, 1999 from the issuance of convertible debt. We also entered a receivables financing agreement during 1999 from which $2.9 million was borrowed and paid off during the year. On July 22, 1998, we raised $3.0 million in a private placement of 3,000 shares of Preferred Stock. See Notes 6 and 7 to the Consolidated Financial Statements. We used a sale-leaseback arrangement to finance the purchase of certain equipment in 1997.

     We currently anticipate that the cash balances and cash from operations, will be sufficient to meet our anticipated needs for at least the next twelve months. We may need to raise additional funds in the future in order to fund more aggressive marketing or growth, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully market our services, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities, which could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and those securities may have rights superior to those of the holders of the common stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends.

     SEASONALITY

     During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, our sites may experience reduced user traffic. For example, our experience with Electric Library shows that new user registrations and usage of the site declines during the summer months and around the year-end holidays. Our experience with Company Sleuth shows that new user registrations and usage of the site declines at about the same times. Not all of our sites may experience the same seasonality effects and some, Shopping Sleuth, for example, might experience increased usage during the gift-buying season around the year-end holidays. Seasonality may also affect advertising and affiliate performance which could in turn affect our sites' performance.

     ELECTRIC SCHOOLHOUSE

     In February 1998, we entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, under which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC. Under the February 1998 agreement, Electric Schoolhouse, LLC is obligated to repay us for certain expenses and costs. We are continuing to pursue collection of these amounts, repayment of which was originally due on September 30, 1998 and remains outstanding. However, we have expensed as bad debt the balance due from Electric Schoolhouse, LLC, approximately $172,000, which is owed to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

List of documents filed as part of this Annual Report on Form 10-K:

(a)

               1. (i) FINANCIAL STATEMENTS. Infonautics, Inc. Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 are filed as part of this Annual Report on Form 10-K.

                 (ii) FINANCIAL STATEMENTS. bigchalk.com, Inc. Financial
               Statements listed in the accompanying Table of Contents appearing on page F-27 are filed as part of this Annual Report on Form 10-K.

               2. FINANCIAL STATEMENT SCHEDULES. The Financial Statement Schedule listed in the accompanying Index to Infonautics, Inc. Consolidated Financial Statements and Financial Statement Schedule appearing on page F-25 is filed as part of this Annual Report on Form 10-K.

               3. EXHIBITS. See (c) below.

(b)            Reports on Form 8-K

               We filed a report on Form 8-K/A on October 4, 1999 attaching the Master Transaction Agreement by and among Infonautics, Inc., Infonautics Corporation, Bell & Howell Company and Bell & Howell Information and Learning Company dated July 8, 1999 (the "MTA") and the First Amendment to the MTA dated September 28, 1999. The Company filed no other reports on Form 8-K during the quarter ended December 31, 1999.

(c) EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

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

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the quarterly period ended
                 March 31, 1997)

     10.1**      Amended and Restated 1994 Omnibus Stock Option Plan
                 (incorporated by reference to Exhibit 10.1 to the Form S-1
                 Registration Statement)

     10.2** 1996 Equity Compensation Plan as amended and restated as of August 18, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.
                 333-30342))

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

     10.10**     Employment Agreement dated as of November 24, 1997 between
                 Infonautics, Inc. and Gerard J. Lewis, Jr.

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

     10.18       Agreement of Lease dated June 14, 1994, as amended January 27,
                 1995, June 30, 1995 and November 13, 1995 (each incorporated by reference to Exhibit 10.24 to the Form S-1 Registration
                 Statement), April 18, 1996 and May 22, 1996 (each incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K), April 14,
                 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended
                 June 30, 1997), September 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1997) and November 17,
                 1997 between Infonautics, Inc. and West Valley Business Trust

     10.19*** Interactive Marketing Agreement dated as of March 10, 1998 between Infonautics Corporation and America Online, Inc.
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Report on Form 10-Q for the

                                    Page 44

                 quarterly period ended March 31, 1998)

     10.20       Electric Schoolhouse Agreement dated as of February 12, 1998 between Infonautics, Inc. and Marvin I. Weinberger
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Report on Form 10-Q for the quarterly period ended March 31, 1998)

     10.21       Amendment Number 1 to Interactive Marketing Agreement between
                 America Online, Inc. and Infonautics Corporation dated March 2,
                 1999. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended
                 March 31, 1999)

     10.22***    Master Transaction Agreement by and among Infonautics, Inc.,
                 Infonautics Corporation, Bell & Howell Company and Bell &
                 Howell Information and Learning Company dated July 8, 1999
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Report on Form 8-K/A (File No. 000-28284))

     10.23 First Amendment to the Master Transaction Agreement by and among Infonautics, Inc., Infonautics Corporation, Bell & Howell
                 Company and Bell & Howell Information and Learning Company dated September 28, 1999 (incorporated by reference to Exhibit
                 10.2 to the Company's Report on Form 8-K/A (File No.
                 000-28284))

     10.24* Second Amendment to the Master Transaction Agreement by and among Infonautics, Inc., Infonautics Corporation, Bell & Howell
                 Company and Bell & Howell Information and Learning Company dated December 15, 1999.

     10.25*      Purchase and Sale Agreement by and among Bell & Howell
                 Information and Learning Company, Infonautics, Inc., and
                 BHW/INFO/EDCO.COM, LLC dated December 30, 1999.

     10.26       Amendment to Employment Agreement between Joshua Kopelman and
                 Infonautics, Inc. dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999)

     10.27       Amendment to Agreement of Termination and Assignment dated
                 October 30, 1992 between Telebase Systems, Inc. and Marvin
                 Weinberger and Lawrence Husick and Bill of Sale dated April 19,
                 1993 between Infonautics, Inc. and Marvin Weinberger, between
                 Infonautics, Inc. and CDnow, Inc. dated June 22, 1999
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Report on Form 10-Q for the quarterly period ended June 30,
                 1999)

     10.28       Agreement of Termination between Israel Melman and Infonautics,
                 Inc. dated February 26, 1999 (incorporated by reference to
                 Exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

     10.29 Securities Purchase Agreement, dated as of February 11, 1999, between Infonautics, Inc. and RGC International Investors, LDC
                 (incorporated by reference as exhibit 99.1 to the Company's
                 Report on Form 8-K filed February 24, 1999) (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

     10.30 Registration Rights Agreement, dated as of February 11, 1999, between Infonautics, Inc. and RGC International Investors, LDC
                 (incorporated by reference as exhibit 99.2 to the Company's
                 Report on Form 8-K filed February 24, 1999) (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

     10.31       Letter dated November 2, 1998 from RGC International Investors,
                 LDC waiving certain rights under the securities purchase and related agreements discussed in Note 6 of the Notes To
                 Consolidated Financial Statements in the Company's Report on
                 Form 10-Q for the quarterly period ended September 30, 1998 and in Item 2, Changes in Securities, in the same Report on Form
                 10-Q (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 10-Q for the quarterly period ended
                 September 30, 1998)

     10.32       Statement with Respect to Shares for Series A Convertible
                 Preferred Stock of Infonautics, Inc. with RGC International
                 Investors, LDC (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated July 22, 1998)

     10.33 Securities Purchase Agreement, dated as of July 22, 1998 between Infonautics, Inc. and RGC International Investors, LDC
                 (incorporated by reference to Exhibit 99.2 to the Company's
                 Report on Form 8-K dated July 22, 1998)

     10.34       Registration Rights Agreement dated as of July 22, 1998 between
                 Infonautics, Inc. and RGC International Investors, LDC
                 (incorporated by reference to Exhibit 99.3 to the Company's
                 Report on Form 8-K dated July 22, 1998)

     21*         Subsidiaries of the Registrant

     23*         Consents of PricewaterhouseCoopers LLP and KPMG LLP

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

COPIES OF THE EXHIBITS ARE AVAILABLE TO SHAREHOLDERS (UPON PAYMENT OF A FEE TO COVER THE COMPANY'S EXPENSES IN FURNISHING EXHIBITS) FROM GERARD J. LEWIS, JR., VICE PRESIDENT & GENERAL COUNSEL, SECRETARY, INFONAUTICS, INC., 900 WEST VALLEY ROAD, SUITE 1000, WAYNE, PENNSYLVANIA 19087.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFONAUTICS, INC.

     Date:  March 30, 2000                By: /s/ David Van Riper Morris
                                              __________________________

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


     NAME                                   CAPACITY                             DATE

     /s/ DAVID VAN RIPER MORRIS             Principal Executive Officer          March 30, 2000
     __________________________
     David Van Riper Morris


     /s/ FEDERICA F. O'BRIEN                Principal Financial and              March 30, 2000
     __________________________
     Federica F. O'Brien                    Accounting Officer



     /s/ ISRAEL J. MELMAN                   Director                             March 30, 2000
     __________________________
     Israel J. Melman



     /s/HOWARD L. MORGAN                    Director                             March 30, 2000
     __________________________
     Howard L. Morgan



     /s/LLOYD N. MORRISETT                  Director                             March 30, 2000
     __________________________
     Lloyd N. Morrisett



     /s/LESTER WUNDERMAN                    Director                             March 30, 2000
     __________________________
     Lester Wunderman

     /s/BRIAN SEGAL                         Director                             March 30, 2000
     __________________________
     Brian Segal

                                INFONAUTICS, INC.

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 1997, 1998 AND 1999

                                INFONAUTICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                   PAGES
                                                                                   -----
Report of Independent Accountants                                                   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999                        F-3

Consolidated Statements of Operations for the years ended
        December 31, 1997, 1998 and 1999                                            F-4

Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1998 and 1999                                            F-5

Consolidated Statements of Shareholders' Equity (Deficit) for
        the years ended December 31, 1997, 1998 and 1999                            F-6

Notes to Consolidated Financial Statements                                       F-7 - F-24

Schedule II - Valuation and Qualifying Accounts, for the years
       ended December 31, 1997, 1998 and 1999                                       F-25


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Infonautics, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Infonautics, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers LLP



February 18, 2000

                                INFONAUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                      ASSETS                                         1998              1999
                                                                                     ----              ----
Current assets:
     Cash and cash equivalents                                                  $  3,267,811       $  3,739,024
     Receivables:
        Trade, less allowance for doubtful accounts of $65,740 in 1998
              and $99,800 in 1999                                                  2,934,597            637,316
        Due from affiliate                                                                --         13,500,000
        Other                                                                        305,121            513,231
     Prepaid royalties                                                               397,849                 --
     Prepaid expenses and other assets                                               446,492            267,230
                                                                                ------------       ------------
                 Total current assets                                              7,351,870         18,656,801

Property and equipment, net                                                        2,572,617            492,438
Investments in affiliates                                                                 --         10,885,773
Other assets                                                                         267,885             26,415
                                                                                ------------       ------------
                 Total assets                                                   $ 10,192,372       $ 30,061,427
                                                                                ============       ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of obligations under capital lease                         $    356,898                 --
     Accounts payable                                                              1,929,598       $    916,292
     Accrued expenses                                                              1,484,934          2,438,515
     Accrued royalties                                                             1,334,669             75,606
     Deferred revenue                                                              7,807,016            858,159
     Convertible debt                                                                     --          2,857,322
                                                                                ------------       ------------
                 Total current liabilities                                        12,913,115          7,145,894

Noncurrent portion of obligations under capital lease                                 47,209                 --
Noncurrent portion of deferred revenue                                               530,256                 --
                                                                                ------------       ------------
                 Total liabilities                                                13,490,580          7,145,894
                                                                                ------------       ------------
Commitments and contingencies

Shareholders' equity (deficit):
     Series A Convertible Preferred Stock, no par value, 5,000 shares authorized, 283 shares issued and outstanding at
           December 31, 1998                                                         258,483                 --
     Class A common stock, no par value; 25,000,000 shares authorized;
           one vote per share; 11,522,692 and 11,757,076 shares issued and
           Outstanding at December 31, 1998 and 1999, respectively                        --                 --
     Class B common stock, no par value; 100,000 shares authorized,
           issued and outstanding                                                         --                 --
     Additional paid-in capital                                                   56,666,439         58,316,564
     Deferred compensation                                                          (125,000)                --
     Accumulated deficit                                                         (60,098,130)       (35,401,031)
                                                                                ------------       ------------
                 Total shareholders' equity (deficit)                             (3,298,208)        22,915,533
                                                                                ------------       ------------
                 Total liabilities and shareholders' equity (deficit)           $ 10,192,372       $ 30,061,427
                                                                                ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                            1997               1998               1999
                                                            ----               ----               ----
Revenues                                                $  6,831,731       $ 14,924,567       $ 23,234,243
                                                        ------------       ------------       ------------
Cost and expenses:
     Cost of revenues                                      2,641,198          4,384,362          7,164,121
     Customer support expenses                               578,212          1,093,212          1,146,967
     Technical operations and development expenses         6,271,514          7,605,669          8,375,173
     Sales and marketing expenses                         10,674,468         14,834,567         11,773,119
     General and administrative expenses                   5,029,100          4,608,715          3,067,934
                                                        ------------       ------------       ------------
              Total costs and expenses                    25,194,492         32,526,525         31,527,314
                                                        ------------       ------------       ------------
Loss from operations                                     (18,362,761)       (17,601,958)        (8,293,071)
Interest and other income                                  1,044,204            293,919             76,304
Interest expense                                             (40,481)          (139,497)        (1,592,099)
Equity in net losses of unconsolidated affiliate                  --                 --           (412,999)
Gain on sale of net assets                                        --                 --         34,918,964
                                                        ------------       ------------       ------------
              Net income (loss)                          (17,359,038)       (17,447,536)        24,697,099

Redemption of preferred stock in excess of
        carrying amount                                           --                 --            (74,875)
                                                        ------------       ------------       ------------
              Net income  (loss) attributable to        $(17,359,038)      $(17,447,536)      $ 24,622,224
                    common shareholders                 ============       ============       ============

Income  (loss) per common share - basic                 $      (1.83)      $      (1.77)      $       2.10
                                                        ============       ============       ============
Weighted average shares outstanding - basic                9,491,600          9,830,900         11,729,900
                                                        ============       ============       ============
Income (loss) per common share - diluted                $      (1.83)      $      (1.77)      $       1.88
                                                        ============       ============       ============
Weighted average shares outstanding - diluted              9,491,600          9,830,900         13,126,300
                                                        ============       ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                    1997                1998              1999
                                                                    ----                ----              ----
Cash flows from operating activities:
     Net income (loss)                                          $(17,359,038)      $(17,447,536)      $ 24,697,099
     Adjustments to reconcile net loss to cash provided by
           (used in) operating activities:
        Gain on sale of net assets                                        --                 --        (34,918,964)
        Depreciation and amortization                              1,096,353          1,499,837          1,428,669
        Amortization of discount on convertible debt                      --                 --            840,269
        Accretion on convertible debt                                     --                 --            185,625
        Provision for losses on accounts receivable                   86,181             33,174            335,432
        Amortization of deferred compensation                        125,000            125,000            125,000
        Equity in investee losses                                         --                 --            412,999
        Stock issued for services                                         --                 --              5,625
        Severance and related costs                                       --            398,525                 --
        Changes in operating assets and liabilities:
           Receivables:
              Trade                                                 (385,024)          (542,656)        (3,961,783)
              Other                                                  (35,356)          (125,724)          (328,226)
           Prepaid and other assets                                 (168,733)          (232,370)          (108,380)
           Accounts payable                                          (19,384)           454,098           (291,787)
           Accrued expenses                                        1,322,940           (157,487)          (123,676)
           Accrued royalties                                         450,284            659,946            107,093
           Deferred revenue                                        2,173,905          3,614,374          4,981,121
                                                                ------------       ------------       ------------
                 Net cash used in operating activities           (12,712,872)       (11,720,819)        (6,613,884)
                                                                ------------       ------------       ------------
Cash flows from investing activities:
     Purchases of property and equipment                          (2,321,326)          (852,445)          (454,487)
     Receipts from sale of net assets                                     --                 --          5,000,000
     Minority investment                                                  --                 --           (280,000)
     Purchases of short-term investments                         (22,086,548)        (7,789,936)                --
     Purchases of long-term investments                             (600,000)                --                 --
     Proceeds from maturity of short-term and long-term
           investments                                            23,306,000         18,485,440                 --
                                                                ------------       ------------       ------------
                 Net cash provided by (used in)
                       investing activities                       (1,701,874)         9,843,059          4,265,513
                                                                ------------       ------------       ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock and
           warrant                                                     5,876                 --                 --
     Proceeds from borrowings under accounts
           receivable purchase agreement                                  --                 --          2,913,358
     Repayments of borrowings under accounts
           receivable purchase agreement                                  --                 --         (2,913,358)
     Proceeds from exercise of stock options                              --            216,037            550,804
     Repurchase of preferred stock                                        --                 --           (333,358)
     Proceeds from issuance of long-term debt                             --                 --          3,000,000
     Net proceeds from issuance of preferred stock and
           warrants, net                                                  --          2,950,139                 --
     Proceeds from sale - leaseback of equipment                     766,504                 --                 --
     Payments on capital lease obligations                           (64,860)          (297,538)          (397,862)
     Loans to officer and employees                                  (55,000)           (25,000)                --
                                                                ------------       ------------       ------------
                 Net cash provided by financing activities           652,520          2,843,638          2,819,584
                                                                ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents             (13,762,226)           965,878            471,213
Cash and cash equivalents, beginning of period                    16,064,159          2,301,933          3,267,811
                                                                ------------       ------------       ------------
Cash and cash equivalents, end of period                        $  2,301,933       $  3,267,811       $  3,739,024
                                                                ============       ============       ============

Supplemental disclosure of cash flow information:
        See Note 12




The accompanying notes are an integral part of these consolidated financial statements.

                                 INFONAUTICS, INC.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE
                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                             CLASS A            CLASS B             PREFERRED STOCK
                                                        -----------------    -----------------  ----------------------
                                                        Shares  Par Value    Shares  Par Value  Shares      Amount
                                                    ----------- ---------  --------- ---------  ------    ------------
Balance at December 31, 1996                           9,389,357   --        100,000    --        --              --
Amortization of deferred compensation                         --   --             --    --        --              --
Other                                                      2,270   --             --    --        --              --
Net loss for the year                                         --   --             --    --        --              --
                                                    ------------ ----   ------------  ----   -------    ------------

Balance at December 31, 1997                           9,391,627   --        100,000    --        --              --

Amortization of deferred compensation                         --   --             --    --        --              --
Exercise of employee stock options                       103,287   --             --    --        --              --
Issuance of stock to former CEO                          125,000   --             --    --        --              --
Sale of preferred stock                                       --   --             --    --     3,000    $  2,950,139
Warrants issued in connection with preferred stock            --   --             --    --        --        (261,000)
Accretion of preferred stock                                  --   --             --    --        --          48,493
Conversion of preferred stock                          1,902,778   --             --    --    (2,717)     (2,479,149)
Net loss for the year                                         --   --             --    --        --              --
                                                    ------------ ----   ------------  ----   -------    ------------

Balance at December 31, 1998                          11,522,692   --        100,000    --       283         258,483

Amortization of deferred compensation                              --                             --              --
Exercise of employee stock options                       232,884   --             --    --        --              --
Accretion of preferred stock                                       --             --    --        --          74,875
Repurchase of preferred stock                                      --             --            (283)       (333,358)
Discount on issuance of convertible debt                           --             --    --        --              --
Beneficial conversion of convertible debt                          --             --    --        --              --
Stock issued for services                                  1,500   --             --    --        --              --
Net income for the year                                            --                   --        --              --
                                                    ------------ ----   ------------  ----   -------    ------------

Balance at December 31, 1999                          11,757,076   --        100,000    --        --              --
                                                    ------------ ----   ------------  ----   -------    ------------
                                                    ------------ ----   ------------  ----   -------    ------------

                                                      Additional                                       Total
                                                       Paid-in      Accumulated      Deferred       Stockholders'
                                                       Capital         Deficit      Compensation   Equity (Deficit)
                                                    ------------    ------------    ------------   ---------------
Balance at December 31, 1996                        $ 53,354,345    $(25,291,556)   $   (375,000)   $ 27,687,789
Amortization of deferred compensation                         --              --         125,000         125,000
Other                                                      5,876              --              --           5,876
Net loss for the year                                         --     (17,359,038)             --     (17,359,038)
                                                    ------------    ------------    ------------    ------------
Balance at December 31, 1997                          53,360,221     (42,650,594)       (250,000)     10,459,627

Amortization of deferred compensation                         --              --         125,000         125,000
Exercise of employee stock options                       216,037              --              --         216,037
Issuance of stock to former CEO                          398,525              --              --         398,525
Sale of preferred stock                                       --              --              --       2,950,139
Warrants issued in connection with preferred stock       261,000              --              --              --
Accretion of preferred stock                             (48,493)             --              --              --
Conversion of preferred stock                          2,479,149              --              --              --
Net loss for the year                                         --     (17,447,536)             --     (17,447,536)
                                                    ------------    ------------    ------------    ------------
Balance at December 31, 1998                          56,666,439     (60,098,130)       (125,000)     (3,298,208)

Amortization of deferred compensation                         --              --         125,000         125,000
Exercise of employee stock options                       550,804              --              --         550,804
Accretion of preferred stock                             (74,875)             --              --              --
Repurchase of preferred stock                                                 --              --        (333,358)
Discount on issuance of convertible debt                 799,346              --              --         799,346
Beneficial conversion of convertible debt                369,225              --              --         369,225
Stock issued for services                                  5,625              --              --           5,625
Net income for the year                                       --      24,697,099              --      24,697,099
                                                    ------------    ------------    ------------    ------------
Balance at December 31, 1999                        $ 58,316,564    $(35,401,031)             --    $ 22,915,533
                                                    ------------    ------------    ------------    ------------
                                                    ------------    ------------    ------------    ------------




The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.      THE COMPANY AND RECENT TRANSACTION:

         Infonautics, Inc. and its subsidiaries (the "Company" or "Infonautics") is a provider of personalized information agents and Internet sites. The Infonautics Network of web properties includes free, advertising supported Sleuth Center sites featuring the Company Sleuth, Sport Sleuth, Job Sleuth, Entertainment Sleuth and Shopping Sleuth services. The Infonautics Network also includes search and reference media sites consisting of the subscriber based Electric Library, the free Encyclopedia.com services, the Library Tracker site, and the Newsdirectory.com site. The company operates in a single segment throughout North America.

                  GAIN ON SALE OF NET ASSETS:

         On December 15, 1999, Infonautics completed a transaction with Bell
         & Howell Company and its wholly owned subsidiary, Bell & Howell Information & Learning Company ("BHIL"), to create a new company ("bigchalk.com, Inc.", formerly referred to as "EDCO"), which combined the complementary K-12 reference businesses of the Company and BHIL. Infonautics contributed its school and Electric Library contracts, assets, liabilities and related commitments to Electric Library, in exchange for $16.5 million in cash and a 30.89 percent interest in bigchalk.com, Inc. ("bigchalk"). BHIL received the remaining percentage interest in bigchalk. Bell & Howell Company also purchased Infonautics' e-commerce online archive business for $2 million. In connection with these transactions, Infonautics received $5 million in cash and a note receivable for $13.5 million at closing. The note receivable was paid in January 2000. The
         Company recognized a gain on sale of these net assets of $34,918,964.

         Infonautics will continue to develop and market its Sleuth Center services. Infonautics also retains rights to market Electric Library to end-users (subject to an option granted to BHIL to purchase the end-user business (see Note 11).

 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Infonautics, Inc. and its wholly owned subsidiaries (collectively, the Company). Investments in nonconsolidated companies which are at least 20% owned are carried at cost plus equity in undistributed earnings or losses since acquisition. All intercompany balances and transactions have been eliminated.

                  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

                  CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 1999, the Company has restricted cash of approximately $150,000. This amount consists of restricted U.S. Treasury notes held as collateral by a financial institution against letters of credit for leasing arrangements (see Note 11).

                  PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets. The Company defines useful lives as three years for computer equipment, office equipment, leasehold improvements and purchased software and seven years for furniture and fixtures. Depreciation on these assets is computed on a straight-line basis. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Capital leases are amortized over the shorter of the life of the asset or the term of the respective lease, which range from two years to two and one-half years. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

         The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment (if any) is made based on estimates of undiscounted future cash flows. For the years ended December 31, 1998 and 1999 there have been no asset impairments.

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

                  ADVERTISING COSTS:

         Advertising costs, included in sales and marketing expenses, are expensed over the period the advertising takes place. Advertising expense was $2,450,904, $1,172,637, and $959,002, respectively, for the years ended December 31, 1997, 1998 and 1999.

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

                  STOCK BASED COMPENSATION:

         Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock and amortized over the vesting period. (See Note 7).

                  REVENUE RECOGNITION:

         To date, the majority of Infonautics revenues have been derived from the sales of Electric Library subscriptions to educational and end-user markets. As a result of the sale of the educational contracts to bigchalk.com, in connection with the Bell & Howell transaction, after 1999 the Company will no longer have revenue from educational contracts, which had resulted in significant deferred revenue.

         Revenue from educational institutions was recognized ratably over the term of the contract. Revenue from online monthly end-user subscriptions is recognized in the month the subscription service is provided. For annual end-user subscriptions, revenue is recognized ratably over the term of the subscription. Revenue from subscription agreements is deferred and recognized over the term of the respective agreement as the service is provided. Revenue from licensing contracts is recognized when delivery and services related to the license agreement are complete. Revenue from contracts for online publishing hosting services is recognized ratably over the term of the contract. Revenue from the implementation or integration services associated with online publishing agreements is recognized upon customer acceptance.

         Revenue from advertisements on the Infonautics network sites is derived principally from short-term advertising contracts in which Infonautics typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenue from advertising sales is recognized ratably in the period in which the advertisement is displayed, provided no significant obligations remain at the conclusion of the contract and the collection of the resulting receivable is probable.

         A portion of Infonautics' revenue is from barter advertisements (agreements whereby Infonautics exchanges advertisements on the Infonautics Network sites for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered. Barter expense is recognized when Infonautics advertisements are run on third-party web sites, which is typically consistent with when barter revenue is recognized. Barter expense is included in sales and marketing.

                  COST OF REVENUE:

         Cost of revenues include royalties payable to content, hardware, software, and telecommunications providers, as well as certain network costs. Costs incurred with the procurement of subscriptions and the delivery of the service is expensed as incurred.

                  INCOME TAXES:

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

                  BUSINESS AND CREDIT CONCENTRATIONS:

         Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of these instruments approximate fair value.

         The Company maintains cash and cash equivalents with domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. Cash and cash equivalent balances generally exceed Federal Deposit Insurance Corporation insurance limits.

         Infonautics' customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of each customer, historical trends and other information.

                  BASIC AND DILUTED EPS:

         The Company calculates EPS in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options, warrants, and convertible debt. Entities with a net loss do not include common stock equivalents in the computation of diluted EPS, as the effect would be anti-dilutive.

 3.      PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following at December 31, 1998 and 1999:

                                                      1998            1999
                                                      ----            ----
Property and equipment:
   Computer equipment                             $ 2,160,453    $   652,778
   Office equipment                                 1,302,867        584,547
   Furniture and fixtures                             896,523        301,384
   Leasehold improvements                             459,625        161,490
   Purchased software                                 233,799         16,024
Capital leases:
   Equipment                                          766,504             --
                                                  -----------    -----------
                                                    5,819,771      1,716,223
Less accumulated depreciation and amortization:
   Property and equipment                          (2,794,026)    (1,223,785)
   Capital leases                                    (453,128)            --
                                                  -----------    -----------
Property and equipment, net                       $ 2,572,617    $   492,438
                                                  ===========    ===========

         Depreciation expense was approximately $1,005,700 in 1997, $1,137,300 in 1998 and $1,072,000 in 1999. Amortization expense was approximately $91,000 in 1997 and $362,500 in 1998, and $356,700 in 1999.

 4.      INVESTMENTS IN AFFILIATES:

         In December 1999, the Company acquired a 30.89% interest in the outstanding common stock of bigchalk. The carrying value of this investment was $10,605,773 at December 31, 1999.

The Company accounts for its investment in bigchalk on the equity method.

Summarized financial information of bigchalk follows (dollars in thousands):

Condensed Statement of
Operations:                                                                                           1999
-----------------------------------------------------------------------------------------------------------
Net sales                                                                                          $14,701
Gross profit                                                                                         8,240
Loss from continuing operations                                                                    (5,469)
Net loss                                                                                           (5,469)
Condensed Statement of
Financial Condition:                                                                                  1999
-----------------------------------------------------------------------------------------------------------
Current assets                                                                                      $8,558
Non-current assets                                                                                  52,871
-----------------------------------------------------------------------------------------------------------
                                                                                                   $61,429
-----------------------------------------------------------------------------------------------------------
Current liabilities                                                                                $40,271
Non-current liabilities                                                                              1,973
Members' interest                                                                                   19,185
                                                                                                   $61,429
-----------------------------------------------------------------------------------------------------------


         The Company also has an interest of less than 4% in Half.com, Inc. which is carried at cost, or $280,000 at December 31, 1999 (See
         Note 10).

5.       INCOME TAXES:

         The significant components of deferred tax assets at December 31, 1998 and 1999 are as follows:

                                                        1998            1999
                                                        ----            ----
Federal tax loss carryforward                      $ 16,878,000     $ 18,312,000
State tax loss carryforward                             264,000          395,000
Accrual to cash basis difference                      3,657,000               --
Research and experimentation credit                   1,120,000        1,503,000
Sale of assets                                               --      (10,058,000)
Change from cash basis to accrual
  basis for tax purposes                                     --       (1,047,000)
Other accruals                                               --         (108,000)
                                                   ------------       ----------
                                                     21,919,000        8,997,000
Less: valuation allowance                           (21,919,000)      (8,997,000)
                                                   ------------       ----------
                                                             --               --
                                                   ============       ==========

         A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the realizability of the asset.

         At December 31, 1999, the Company had a net operating loss carryforward of approximately $18,311,702 for federal tax purposes, which expires between 2008 and 2019, if not utilized. The net operating loss carryforward for state tax purposes is $6,000,000, which expires between 2005 and 2009. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The Company also has research and experimentation credit carryforwards of approximately $1,503,000, which expire between 2009 and 2019. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership.

6.       CONVERTIBLE DEBENTURES:

         On February 11, 1999, the Company entered into a Securities Purchase Agreement with an investor under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company.

         The warrants may be exercised at any time during the five-year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Class A Common Stock on February 10, 1999. At issuance, the fair market value of the warrants was $800,000, which the Company recorded as an additional discount to the debt. This discount is being amortized ratably over the term of the debt, which is eighteen months, see
         Note 12.

         The debentures bear interest at a rate of 7% and mature on August 11, 2000. The Debentures became convertible on May 11, 1999 into that number of shares of Class A Common Stock of the Company equal to the principal amount of the debentures to be converted divided by $4.13, subject to adjustment pursuant to the terms of the debentures. In connection with the beneficial conversion feature, a discount of approximately $369,000 on the convertible debt was recorded upon issuance and was amortized into interest expense between the date the debentures were issued and the date they became convertible.

 7.      SHAREHOLDERS' EQUITY (DEFICIT):

         A former director of the Company is the holder of all 100,000 outstanding shares of Class B Common Stock. The shares of Class B Common Stock may be converted at any time by the holder of such shares into shares of Class A Common Stock on a one-for-one basis. Each Share of Class B Common Stock has 50 votes per share.

                  PREFERRED STOCK:

         The Company has authorized 1,250,000 shares of no par value preferred stock of which 5,000 shares have been designated as Series A Convertible Preferred Stock.

         On July 22, 1998, the Company issued 3,000 shares of Series A Convertible Preferred Stock for $1,000 per share and warrants to purchase 200,000 shares of Common Stock, resulting in net proceeds of $2,950,139, net of expenses of $49,861. The warrants issued in connection with the Series A Convertible Preferred Stock were valued at $261,000.

         In November 1998, the holder of the Series A Convertible Preferred Stock exercised its conversion rights for 2,717 shares of the preferred stock outstanding, and received 1,902,778 shares of Class A Common Stock. This conversion increased additional paid in capital by $2,479,149. On February 11, 1999, the Company repurchased the remaining 283 shares of Series A Convertible Preferred Stock for $333,358. The Company and the holder have agreed not to engage in additional financing under the July 1998 agreement. However, the two warrants, each for 100,000 shares of the Company's Class A Common Stock, under the July 1998 agreement remain in effect. The exercise price of the first warrant for 100,000 shares is $5.15 per share; the exercise price for the second warrant for 100,000 shares is $6.25. Both warrants have a five year term.

                  STOCK OPTIONS:

         In February 1996, the Company adopted the 1996 Amended and Restated Equity Compensation Plan ("1996 Plan"). Concurrently, the 1994 Omnibus Stock Plan ("1994 Plan") was amended and restated. Both plans provide for the granting of stock options to officers, directors, employees and consultants. Grants under both plans may consist of options intended to qualify as incentive stock options ("ISOs"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). In addition, under the 1996 Plan, grants may also consist of grants of restricted stock, stock appreciation rights ("SARs"), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1994 Plan authorizes up to 1,100,000 shares of Class A Common Stock. In 1997, 1998 and 1999, the board of directors approved increases in the number of authorized shares of Class A Common Stock for issuance under the 1996 Plan from 500,000 to 1,000,000 shares, from 1,000,000 to 1,500,000 shares and from 1,500,000 to 2,500,000 shares respectively.

         Compensation expense of approximately $500,000 has been recognized over the four-year vesting period for certain options which were granted in 1995, to acquire 80,600 shares of Class A Common Stock. Compensation expense of $125,000 was recognized in 1997, 1998 and 1999.

         A committee of the board of directors administers the Plans. The Committee determines the term and exercisability of each option, provided, however, that the term may not exceed ten years from the date of grant. Formula NQSO grants made to non-employee directors have a fixed term of five years and are fully and immediately exercisable as of the date of grant. Historically, the ISO options granted under both plans have generally vested ratably over a four-year period from the date of grant. ISO options granted beginning in 1999 have had four year, two year and, in some cases, one year vesting periods. Currently, ISO grants have two year vesting periods. The NQSO options granted to directors vest when granted.

                  STOCK OPTIONS, CONTINUED:

         If compensation cost had been determined based on the fair value of the options at the grant dates for those options for which no compensation cost has been recognized, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income (loss) and income
         (loss) per share would have been:

                                               1997              1998             1999
                                               ----              ----             ----
Net income (loss)
   applicable to common   As reported   $  (17,359,000)   $  (17,448,000)   $   24,622,000
   shareholders           Pro forma        (18,564,000)      (18,649,000)       21,600,000

Income (loss) per         As reported            (1.83)            (1.77)             1.88
   diluted share          Pro forma              (1.96)            (1.89)             1.64

         Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year. As a result of the December 1999 transaction with bigchalk, which qualifies under the plans as a change of control, options issued prior to announcement of the transaction on July 8, 1999 became fully vested upon closing of the transaction, the impact of which is reflected above.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively: expected volatility of 75% percent; risk-free interest rates of 6.48 percent, 5.23 percent, and 6.31 percent; and expected lives of 5 years.

                  STOCK OPTIONS, CONTINUED:

         A summary of the Company's stock options plans are presented below:

                                  1997                        1998                         1999
                      ---------------------------- ---------------------------  ---------------------------
                                       Weighted                    Weighted                     Weighted
                                       Average                     Average                      Average
                                       Exercise                    Exercise                     Exercise
                         Shares         Price         Shares        Price          Shares        Price
                      -------------- ------------- ------------- -------------  ------------- -------------
Outstanding at
    beginning of
    year                1,331,730    $       7.20    1,730,330   $       5.77     1,666,013   $       4.34

Granted                   536,600            2.00      485,600           2.76       769,800           6.22
Exercised                  (5,150)           2.62     (103,287)          2.36      (254,136)          2.53
Expired/canceled         (132,850)           3.59     (446,630)          4.59      (277,402)          7.06
                      --------------               -------------                -------------
Outstanding at
    end of year         1,730,330            5.77    1,666,013           4.34     1,904,275           4.96
                      ==============               =============                =============

Weighted-average
    fair value of
    options
    granted
    during year                      $       1.31                $       1.77                 $       4.09

         The following table summarizes information about the stock options outstanding as of December 31, 1999:

                                   Stock Options Outstanding                   Stock Options Exercisable
                       ---------------------------------------------------  ---------------------------------
                            Number          Weighted-                           Number
                         Outstanding         Average         Weighted-        Exercisable       Weighted-
                              at            Remaining         Average             at             Average
Range of                   December        Contractual        Exercise         December          Exercise
Exercise Prices            31, 1999            Life            Price           31, 1999           Price
---------------------- ----------------- ----------------- ---------------  ----------------  ---------------
$1.375 - $2.625                 471,113         3.19       $         1.88           471,113   $        1.88
$3.00 - $4.938                  540,462         2.60                 3.77           506,962            3.72
$4.969 - $7.660                 751,500         3.46                 6.34            56,000            6.42
$11.50 - $14.00                 141,200         2.15                12.39           141,200           12.39
                       ----------------- ----------------- ---------------  ----------------  ---------------
                              1,904,275         2.85       $         4.96         1,175,275   $        4.15
                       ================= ================= ===============  ================  ===============

8.       EARNINGS PER SHARE:

         Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share, in thousands:

         BASIC NET INCOME (LOSS) PER SHARE                    1997                1998                1999
         ---------------------------------                    ----                ----                ----
Net income (loss) applicable to common
   shareholders                                        $    (17,359)       $   (17,448)         $    24,622
                                                       ==================  ==================   ================
Weighted average common shares outstanding                9,491,600          9,830,900           11,729,900
                                                       ==================  ==================   ================
Basic net income (loss) per share                      $      (1.83)       $     (1.77)         $      2.10
                                                       ==================  ==================   ================
        DILUTED NET INCOME (LOSS) PER SHARE

Income (loss) for purposes of computing diluted
   net income (loss) per share                         $    (17,359)       $   (17,448)         $    24,622
                                                       ==================  ==================   ================
Weighted average common shares outstanding                9,491,600          9,830,900           11,729,900
                                                       ==================  ==================   ================
Dilutive stock options and warrants                             -                   -               625,100
                                                       ==================  ==================   ================
Assumed conversion of 7%
   convertible debentures                                       -                   -               771,300
                                                       ==================  ==================   ================
Weighted average common shares outstanding
   for purposes of computing diluted net income
   per share                                              9,491,600          9,830,900           13,126,300
                                                       ==================  ==================   ================
Diluted net income (loss) per share                    $      (1.83)       $     (1.77)         $      1.88
                                                       ==================  ==================   ================


         The weighted average diluted common shares outstanding for 1999 excludes the dilutive effect of approximately 471,000 options and 622,449 warrants, since such options have an exercise price in excess of the average market value of the Company's Common Stock during the year.

 9.      EMPLOYEE BENEFIT PLAN:

         In 1995, the Company established a defined contribution 401(k) retirement plan covering substantially all its employees. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution up to 15% of an employee's annual compensation; however, no contributions were made by the Company through December 31, 1999.

10.      RELATED PARTY TRANSACTIONS:

                  AGREEMENTS WITH AFFILIATES AND RELATED PARTIES:

         As part of the Company's transaction with Bell & Howell Company, bigchalk and the Company have entered into a content license agreement. Under this agreement, bigchalk licenses content to the Company for use in the Electric Library site for end users, and, if the Company requests, for its content notification sites and for any new Company sites. To date, the Company only licenses content from bigchalk for use in connection with the Electric Library site for end users. The bigchalk content license has a five-year term and grants the Company a non-exclusive, worldwide, royalty bearing license to use the full text licensed content subject to its terms. The royalty payable by the Company to bigchalk for the licensed content is based on an initially fixed percentage of net revenues derived from sales made to our customers on sites that include the licensed titles, which approximates our historical royalty percentage. Annually, following the initial 12 months of the content license, the royalty as a percentage of net revenues is subject to a proportionate adjustment based on a formula.

         The Company receives certain technical services from bigchalk and pays a fee of end user revenues as part of the technical services agreement with BHIL and bigchalk. This agreement is subject to annual review and adjustment.

         The Company entered into, and subsequently amended, consulting agreements with two of its directors and shareholders during 1994 through 1999. Consulting expense of, $72,000, $64,000 and $36,000 was recognized under these agreements, in each of the years ended December 31, 1997, 1998 and 1999, respectively. One of these agreements was terminated in early 1999.

         In 1997, the Company loaned $25,000 and $30,000 to two officers bearing interest rates of 5.78% and 6.23%, due in March 1999 and August 1999, respectively. As part of a December 1998 termination agreement with a former vice president of the Company, the $30,000 balance due by the officer was netted against the severance payment due such officer, and accrued interest of $2,959 on the loan was forgiven. The severance, net of the loan, was subsequently paid to the former vice president of the Company on January 5, 1999. The remaining outstanding loan of $25,000 included in other receivables at December 31, 1998, was expensed as bad debt in 1999. The Company loaned

                  AGREEMENTS WITH AFFILIATES AND RELATED PARTIES, CONTINUED:

         another officer $40,000 in 1999, bearing an interest rate of 5.49%. As part of a severance agreement with this officer in 2000, the loan and interest accrued upon it, were netted against a severance payment made to him in January 2000.

         In February 1998, the Company entered into an agreement with the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company that is pursuing the Electric Schoolhouse project. Pursuant to the terms of the agreement, the Company transferred to the new entity all of the Company's rights in certain trademarks, trademark applications, domain names and tangible Electric Schoolhouse materials, along with certain other rights to non-Electric Schoolhouse materials and concepts and, in return, the Company has received an equity interest in the new company. The cost basis of this investment is zero at December 31, 1999. In addition, pursuant to the terms of the agreement, his employment and royalty agreements with the Company terminated upon the issuance by the Company to him of 125,000 shares of Class A Common Stock, one option was canceled and he was granted a new option at the same exercise price with an extended termination, and another option was amended to accelerate the vesting of such option. The Company recognized severance and related expenses of approximately $500,000 in 1998.

         The Company also had entered into a remarketing agreement with the new entity for a version of the Electric Library service, containing a portion of the Company's content collection. This remarketing agreement expired in June 1999.

         The Company has agreed to net the amounts due to and due from this newly formed company. An amount of $339,000 was due from the former Chairman's company, arising from the agreement discussed above and $193,000 was owed to the newly formed company as a result of severance costs agreed to upon resignation of the former Chairman and Chief Executive Officer. During 1999, the net amount was expensed as bad debt.

         Effective July 6, 1999, the Company's executive vice president resigned. Pursuant to the terms of his employment agreement, as amended, the executive vice president was entitled to receive either
         (i) a lump sum payment equal to $160,000 (subject to taxes) or (ii) an equity investment in the former executive's newly formed company, subject to certain conditions, in the amount of $280,000. The Company elected to make the equity investment in the new company.

11.      COMMITMENTS AND CONTINGENCIES:

                  RIGHT TO PURCHASE END USER BUSINESS:

         As part of the agreement with Bell & Howell, the Company granted bigchalk a right of first refusal and an exclusive call option to purchase the Company's Electric Library end-user business. The purchase price would be equal to two times the net revenues of the end user business for the previous 12 months.

                  LETTERS OF CREDIT:

         The Company had outstanding an irrevocable letter of credit in the amount of $110,000 at December 31, 1999. This letter of credit, which expires on March 31, 2000, collateralizes the Company's obligations to a third party under a leasing arrangement. The fair value of the letter of credit approximates contract values based on the nature of the estimated costs to settle the obligation.

                  ROYALTY/LICENSE AGREEMENTS:

         Through 1999, the majority of content providers were compensated from a standard royalty pool that is based on a percentage of the Company's revenues attributable to its Electric Library and related services, aggregating up to 29% of the applicable revenue. Certain content providers are compensated on a flat-fee basis. Certain agreements with content providers provide for minimum fees or guaranteed payments. See
         Note 10 under Agreements with Affiliates for ongoing royalty and license commitments resulting from the transaction with Bell & Howell.

                  OTHER AGREEMENTS:

         In 1992, certain shareholders entered into an agreement with the corporation that had been developing Homework Helper. This agreement provided for the assignment to the Company of all rights in and to Homework Helper in exchange for quarterly payments equal to 3% of the Company's revenue for a term of up to eight years, expiring in October 2000, with a maximum cumulative amount of $1,200,000. On February 15, 2000, the Company paid the remaining balance, satisfying the agreement in full.

         Separate agreements with two key officers provide for payments equal to 3.15% of the Company's net income, as defined in the agreements, commencing in 1998, and continuing until 2091. In 1998, an agreement with one of the officers was terminated. The remaining agreement, which provided for payment equal to 0.15% of the Company's net income, was terminated in 1999.

                  MARKETING AGREEMENT:

         The Company entered into a marketing agreement in March 1998, in which the Company agreed to pay $4.0 million in placement fees, plus $40,000 in interest charges over a two-year period. The Company paid $1,200,000 and $2,340,000 in 1998 and 1999, respectively. Included in prepaid expenses as of December 31, 1999 is $179,000 resulting from this agreement. The fees are being amortized on a straight-line basis since the launch of the service in May 1998, over the term of the two-year agreement, with $1,333,000 and $2,028,000 expensed during 1998 and 1999, respectively. The Company made the final contractual payment of $500,000 in March 2000.

                  LEASES:

         The Company transferred lease obligations for the majority of its facilities and other equipment to bigchalk. The Company is obligated to reimburse bigchalk for rent and certain other office expenses based on the Company's proportionate use of certain facilities through June 2000. The Company is still subject to remaining agreements classified as operating leases expiring through 2003. Future minimum payments as of December 31, 1999, by year and in the aggregate, under these non cancelable operating leases for each fiscal year ended December 31 are as follows:

                                                               Operating
                                                                Leases
                                                              -----------
         2000                                                 $   59,638
         2001                                                     59,249
         2002                                                     24,421
         2003 & Thereafter                                             -
                                                              -----------
         Total minimum lease payments                         $  143,308
                                                              ===========


         Total rent expenses for all operating leases amounted to $1,549,000 in 1997, $2,802,000 in 1998 and $1,769,000 in 1999, respectively.

12.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         The assets and liabilities transferred in the bigchalk and e-commerce on-line archive business transactions were:

Accounts receivable                                   $ 4,113,643
Property and equipment, net                             1,432,209
Prepaid and other assets                                1,047,077
Obligations under capital leases                         (332,457)
Accounts payable and accrued expenses                  (1,524,181)
Accrued royalties                                      (1,366,156)
Deferred revenues                                     (10,650,245)
                                                      -----------------
Total                                                  (7,280,110)

         The gain on sale of assets of $34,918,964 consists of the cash and note receivable of $18,500,000, the net liabilities transferred of $7,280,110 plus the investment in bigchalk of $11,018,772, net of related expenses of $1,879,918, of which $1,646,010 were included in accrued expenses at December 31, 1999.

         Additional paid in capital of $398,525 was recorded during 1998 for the issuance of 125,000 shares of Class A Common Stock and the acceleration of vesting of 50,000 options to purchase Common Stock, respectively, pursuant to the agreement with the Company's former Chairman and CEO described in Note 10.

         Additional paid in capital of $261,000 was recorded during 1998 related to the valuation of warrants issued in connection with a private placement of Series A Convertible Preferred Stock with a stated value of $1,000 per share (see Note 7). The Company recorded accretion of $48,000 on the Series A Convertible Preferred Stock.

         Approximately $369,000 was recognized during the year ended December 31, 1999 as a discount for the issuance of convertible debt below market pursuant to the agreement described in Note 6.

         Interest expense of approximately $186,000 was accrued on the convertible debt in the year ended December 31, 1999. Cash paid for interest expense was $27,378, $120,865, and $241,746 for 1997, 1998 and
         1999 respectively.

         Approximately $800,000 was recorded as an additional discount on debt, related to the valuation of warrants issued in connection with the convertible debt. In the year ended December 31, 1999, $471,000 of this discount was amortized and recorded as interest expense. In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock described in Note 7, the Company charged additional paid in capital for approximately $75,000, which represents the excess of the redemption price over the accreted carrying value of the Series A Preferred Stock.

         The Company acquired $766,504 and $326,000 of equipment under capital leases during 1997 and 1999 respectively.

         Gross barter income and expenses of $371,000 are included in revenue and marketing expenses respectively for the year ended December 31, 1999.

                                INFONAUTICS, INC.

                 SCHEDULE II : VALUATION AND QUALIFYING ACCOUNTS

                      Column A                   Column B               Column C              Column D        Column E
--------------------------------------------  -------------  ----------------------------- --------------  --------------
                                                                               Charged to
                                                Balance at      Charged to       other
                                                 beginning      costs and      accounts -   Deductions -     Balance at
                     Description                 of period       expenses       describe      describe     end of period
--------------------------------------------  -------------  -------------   ------------- --------------  ---------------
Valuation allowances for deferred tax asset
                    1999                      $21,919,000    $       --           --          $12,922,000     $ 8,997,000
                    1998                       15,221,000     6,698,000           --            -              21,919,000
                    1997                        8,905,000     6,316,000           --            -              15,221,000

Allowance for doubtful accounts
                    1999                      $    65,740    $   53,860           --          $  19,800       $    99,800
                    1998                           32,566        33,174           --            -                  65,740
                    1997                           31,590        86,181           --             85,205            32,566

       D - The reduction reflects utilization of deferred tax assets to offset the gain recorded on the sale of net assets.

                               BIGCHALK.COM, INC.

                              Financial Statements

                  (With Independent Auditors' Report Thereon)

                           December 31, 1999 and 1998

                               BIGCHALK.COM, INC.

                                TABLE OF CONTENTS

                                                                                                PAGE
Independent Auditors' Report                                                                   F-27

Balance Sheets as of December 31, 1999 and 1998                                                F-29

Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997                  F-30

Statements of Members' Interests (Deficit) for the Years Ended
     December 31, 1999, 1998 and 1997                                                          F-31

Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                  F-32

Notes to the Financial Statements                                                              F-33

[LOGO]
                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
bigchalk.com, inc:

We have audited the accompanying balance sheets of bigchalk.com, inc. as of December 31, 1999 and 1998, and the related statements of operations, members' interests (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of bigchalk.com, inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Chicago, Illinois
March 10, 2000

                               BIGCHALK.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                            1999              1998
                                                                                        -------------     -------------
ASSETS

Current assets:
Cash                                                                                  $          134    $            -
Accounts receivable                                                                            6,846             2,019
Prepaid expenses and other current assets                                                      1,578               661
                                                                                        -------------     -------------
     Total current assets                                                                      8,558             2,680

Property and equipment, net                                                                    1,553               305

Goodwill and other intangible assets, net                                                     50,318                 -
Other                                                                                          1,000                 -
                                                                                        -------------     -------------
         Total assets                                                                 $       61,429    $        2,985
                                                                                        =============     =============

LIABILITIES AND MEMBERS' INTERESTS (DEFICIT)

Current liabilities:
Accounts payable (including $1,761 due to members in 1999)                            $        4,513    $        1,690
Accrued expenses                                                                                 944               122
Current portion of capital lease obligations                                                     190                 -
Deferred revenue                                                                              16,654             7,321
Due to members (including $15,000 due to Infonautics for contribution)                        17,970                 -
                                                                                        -------------     -------------
     Total current liabilities                                                                40,271             9,133

Long term deferred revenue                                                                     1,830                 -
Capital lease obligations, less current portion                                                  143                 -
                                                                                        -------------     -------------
     Total liabilities                                                                        42,244             9,133

Commitments and contingencies

Members' interests (deficit):
Members' interests (deficit)                                                                  34,135            (6,148)
Due from member for members' interests                                                       (15,000)                -
Common stock subscribed                                                                           50                 -
                                                                                        -------------     -------------
     Total members' interests (deficit)                                                       19,185            (6,148)
                                                                                        -------------     -------------
         Total liabilities and members' interests (deficit)                           $       61,429    $        2,985
                                                                                        =============     =============

                 See accompanying notes to the financial statements

                               BIGCHALK.COM, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                           1999               1998                1997
                                                       --------------     --------------     ---------------
Sales                                                $        14,701    $         9,365    $          6,722
Cost of sales                                                  6,461              3,662               2,146
                                                       --------------     --------------     ---------------
     Gross profit                                              8,240              5,703               4,576

Sales and marketing                                            7,866              5,452               3,694
Product development                                            1,761                  -                   -
Information and technology                                       774                875               1,856
General and administrative                                     2,621                963                 542
Depreciation and amortization                                    657                145                  75
                                                       --------------     --------------     ---------------
     Total operating expenses                                 13,679              7,435               6,167
                                                       --------------     --------------     ---------------
Operating loss                                                (5,439)            (1,732)             (1,591)

Interest expense, net                                            (30)                 -                   -
                                                       --------------     --------------     ---------------
     Net loss                                        $        (5,469)   $        (1,732)   $         (1,591)
                                                       ==============     ==============     ===============

              See accompanying notes to the financial statements

                               BIGCHALK.COM, INC.
                   STATEMENTS OF MEMBERS' INTERESTS (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

Balance at January 1, 1997                                        $        (2,880)

Net loss                                                                   (1,591)
Contributions from BHIL, net                                                1,297
                                                                    --------------
Balance at December 31, 1997                                               (3,174)

Net loss                                                                   (1,732)
Distributions to BHIL, net                                                 (1,242)
                                                                    --------------
Balance at December 31, 1998                                               (6,148)

Net loss                                                                   (5,469)
Contributions from BHIL, net                                                2,252
Issuance of members' interests                                             43,500
Due from member for members' interests                                    (15,000)
Common stock subscribed                                                        50
                                                                    --------------
Balance at December 31, 1999                                      $        19,185
                                                                    ==============

                 See accompanying notes to the financial statements

                               BIGCHALK.COM, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                           1999                1998                1997
                                                                       --------------     ---------------     ---------------
Cash flows from operating activities:
Net loss                                                             $        (5,469)   $         (1,732)   $         (1,591)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                               657                 145                  75
     Changes in operating assets and liabilities, net of
     effect of acquisition:
         Accounts receivable                                                      14                 (31)               (925)
         Prepaid expenses and other current assets                              (768)               (409)                  7
         Accounts payable                                                        736                 700                 133
         Accrued expenses                                                         53                 111                 (35)
         Due to members                                                        2,970                   -                   -
         Deferred revenue                                                        629               2,676               1,238
                                                                       --------------     ---------------     ---------------
Net cash provided by (used in) operating activities                           (1,178)              1,460              (1,098)

Cash flows from investing activities:
     Deposit for acquisition                                                  (1,000)                  -                   -
     Acquisition of business                                                  (5,000)                  -                   -
     Capital expenditures, net of minor disposals                                 10                (218)               (199)
                                                                       --------------     ---------------     ---------------
Net cash used in investing activities                                         (5,990)               (218)               (199)

Cash flows from financing activities:
     Contributions from (distributions to) BHIL, net                           2,252              (1,242)              1,297
     Proceeds from issuance of members' interests                              5,000                   -                   -
     Proceeds from common stock subscribed                                        50                   -                   -
                                                                       --------------     ---------------     ---------------
Net cash provided by (used in) financing activities                            7,302              (1,242)              1,297
                                                                       --------------     ---------------     ---------------
Net increase in cash                                                             134                   -                   -

Cash at beginning of year                                                          -                   -                   -
                                                                       --------------     ---------------     ---------------
Cash at end of year                                                  $           134    $              -    $              -
                                                                       ==============     ===============     ===============

               See accompanying notes to the financial statements

                               BIGCHALK.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1)       DESCRIPTION AND FORMATION OF BUSINESS

     bigchalk.com, inc. (the "Company") is a leading online learning destination in the kindergarten through twelfth grade ("K-12") domestic educational market, which includes teachers, administrators, students and parents of students of public and private schools (the "K-12 Market") and publicly-owned and government-funded libraries (the "Public Library Market"). The Company provides a portfolio of products and services, including: research and reference services consisting of an extensive collection of published material; standards correlation services for educational resources; standards-based curriculum solutions; an integrated platform for building Web-based communities; and professional development services for teachers.

     On September 30, 1999, Bell & Howell Information and Learning Company ("BHIL") and Infonautics, Inc. ("Infonautics") (collectively, the "Members") entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") that provided for the formation and capitalization of BHW/INFO/EDCO.COM, LLC ("LLC") under the Delaware Limited Liability Company Act. On December 15, 1999, BHIL contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market, $5,000 in cash, and an obligation to pay $15,000 in cash on January 3, 2000 in exchange for an equity investment in LLC. On that same date, Infonautics contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and Public Library Market in exchange for an equity investment in LLC, $5,000 in cash, and the right to receive $15,000 in cash on January 3, 2000. Subsequent to the contributions, the equity interests owned by BHIL and Infonautics were approximately 73% and 27%, respectively. On January 10, 2000, pursuant to the Certificate of Conversion, the LLC Agreement was terminated and LLC was converted to bigchalk.com, inc., a Delaware corporation.

     For financial reporting purposes, the above transactions have been accounted for as if the Company is a successor to the contributed BHIL business. The Infonautics contribution has been accounted for as a purchase business combination, and accordingly, the assets acquired and liabilities assumed from Infonautics have been reflected in these financial statements at fair value as of the contribution date.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  BASIS OF PRESENTATION

         The financial statements have been prepared as if the Company operated as a stand-alone entity prior to December 15, 1999. Accordingly, for all periods presented, certain expenses reflected in the financial statements include allocations from BHIL. These allocations take into consideration related business volume, personnel, or other appropriate bases, and generally include administrative expenses related to general management, information management, and other services provided to the Company by BHIL. The allocations of expenses are based on BHIL's assessment of actual expenses incurred by the Company and are reasonable in the opinion of BHIL's management.

                               BIGCHALK.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


         The financial information included herein may not necessarily reflect the financial position, results of operations, or cash flows of the Company in the future, or what the financial position, results of operations, or cash flows of the Company would have been if it had been a separate, stand-alone corporation during the periods presented.

     b)  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

      c) REVENUE/COMMISSION EXPENSE RECOGNITION

         The Company principally derives its revenue from subscriptions. Subscription sales are deferred as a liability and recognized ratably as revenue in the periods the subscriptions are fulfilled, normally over twelve months. Prepaid expense includes commissions paid to sales representatives, which are recorded as an asset and recognized as expense over the periods the subscriptions are fulfilled.

      d) CONTRIBUTIONS FROM (DISTRIBUTIONS TO) BHIL

         Prior to December 15, 1999, BHIL provided funding for working capital. The Company participated in Bell & Howell Company's cash management system, and accordingly, all cash generated from and cash required to support the Company's operations was deposited and received through BHIL's cash accounts. The amounts represented by the caption "Contributions from (distributions to) BHIL, net" in the Company's statements of cash flows and members' interests (deficit) represent the net effect of all cash transactions between the Company and BHIL. No interest expense has been charged on such activity. The average balances of member's deficit was $7,079 for the period from January 1, 1999 to December 15, 1999 and $4,661 and $3,027 for the years ended December 31, 1998 and 1997, respectively.

         As of December 31, 1999, the Company was obligated to BHIL for accounts payable totaling $1,761 to be paid on behalf of the Company to third party vendors.

      e) INCOME TAXES

         The financial statements of the Company have been prepared assuming the Company was a limited liability company prior to December 15, 1999. On December 15, 1999, the Company was formed as a limited liability company in the state of Delaware. As such, the net loss of the Company for the period from December 16, 1999 to December 31, 1999 was reportable in the members' tax returns. Accordingly, these financial statements contain no provision or benefit and no assets or liabilities for federal or state income taxes for any of the periods presented.

                               BIGCHALK.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


      f) FINANCIAL INSTRUMENTS

         The Company believes that the carrying amounts of its financial instruments, consisting of amounts due to and from members and capital lease obligations, approximate the fair values of such items based on their short maturities.

      g) PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

                  Equipment                                                               3 years
                  Furniture and fixtures                                                  7 years
                  Leasehold improvements                                                  3 years

         Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease and amortized using the straight-line method over the lease term (generally 2 to 3 years).

      h) INTANGIBLE ASSETS

         Goodwill resulting from the Infonautics transaction is amortized on a straight-line basis over five years. Other intangible assets are amortized over their estimated useful lives, which range from two to five years, on a straight-line basis. When events and circumstances so indicate, the Company assesses the potential impairment of its intangible assets based on future undiscounted cash flows from operations.

3)   INFONAUTICS TRANSACTION

     As described in note 1, Infonautics contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and the Public Library Market to the Company, in exchange for $5,000 in cash, the right to receive $15,000 in cash, and an interest valued at $23,500.

                               BIGCHALK.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     The acquisition was accounted for in these financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

                  Purchase price                                              $  (43,500)
                  Long-term assets acquired                                        1,599
                  Long-term liabilities assumed                                   (1,867)
                  Working capital                                                 (7,033)
                  Other intangible assets                                         20,799
                  Goodwill                                                        30,002

     These estimates will be adjusted to reflect actual amounts. Any subsequent adjustments are expected to occur prior to December 31, 2000 and are not expected to have a material impact on the Company's financial position.

     The following unaudited pro forma information assumes that the Infonautics transaction occurred on January 1, 1998. It does not purport to be indicative of the results that would have occurred if the transaction had been consummated on the date indicated or which may be attained in the future.

                                                                            Years ended December 31,
                                                                              1999           1998
                                                                            ---------      ---------
          Sales                                                             $  27,532      $  16,637
          Net loss                                                            (19,614)       (23,799)

4)   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                                            1999             1998
                                                                         ------------     ------------
          Equipment                                                       $    986          $   313
          Equipment under capital lease                                        283                -
          Furniture and fixtures                                               550              233
          Leasehold improvements                                                66                -
                                                                         ------------     ------------
                                                                             1,885              546
          Less accumulated depreciation and amortization                      (332)            (241)
                                                                         ------------     ------------
                                                                           $ 1,553          $   305
                                                                         ============     ============

                               BIGCHALK.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5)   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following at December 31, 1999:

                                                                                                Estimated
                                                                             Amount            useful life
                                                                         ---------------      ---------------
          Customer list                                                      $ 14,882            4 years
          Capitalized software                                                  2,655            3 years
          Workforce                                                             2,016            5 years
          License agreements                                                    1,023            2 years
          Non-compete agreements                                                  223            3 years
          Goodwill                                                             30,002            5 years
                                                                         ---------------
                                                                               50,801
          Less accumulated amortization                                          (483)
                                                                         ---------------
                                                                             $ 50,318
                                                                         ===============


6)   LEASE OBLIGATIONS

     The Company leases its facility and certain equipment under non-cancelable operating leases expiring at varying dates through November 2001. Rent expense was approximately $504 for the year ended December 31, 1999.

     The Company also leases certain equipment under agreements accounted for as capital leases.

     Minimum lease payments as of December 31, 1999 are as follows:

                                                                        Capital              Operating
                                                                         leases               leases
                                                                    -----------------     ----------------
          2000                                                             $    252              $    654
          2001                                                                  132                   310
          2002                                                                   25                    72
          2003                                                                 -                        7
                                                                    -----------------     ----------------
          Total future minimum lease payments                                   409              $  1,043
                                                                                          ================
          Less amounts representing interest                                    (76)
                                                                    -----------------
          Present value of future minimum lease payments                        333
          Less amounts due within one year                                     (190)
                                                                    =================
          Amounts due after one year                                       $    143
                                                                    =================

     Minimum lease payments under operating leases are net of income from subleases of $163, $53, $24, and $2 for the years ended December 31, 2000, 2001, 2002, and 2003, respectively.

7)   COMMITMENTS AND CONTINGENCIES

     The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

                               BIGCHALK.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


8)   PRIOR PERIOD ADJUSTMENT

     The Company has restated its financial statements for the year ended December 31, 1998 to reflect the correction of errors that resulted from the inclusion of cancelled billings as a result of a change in the Company's billing system. The following restatement is necessary to properly state the Company's results of operations for the year ended December 31, 1998:

                  Net loss, as previously reported                            $   (1,402)
                  Prior period adjustment                                           (330)
                                                                                ---------
                  Net loss, as restated                                       $   (1,732)
                                                                               ==========

9)   SUBSEQUENT EVENTS

     On January 10, 2000, the Company converted from a limited liability company under the Delaware Limited Liability Company Act to a Delaware corporation (note 1). The Certificate of Incorporation provides for the authorization of 25,900,002 shares of common stock and 7,600,002 shares of Series A Preferred Stock.

     On January 10, 2000, the Company completed the sale of 7,600,002 shares of Series A Preferred Stock for proceeds of $53,200. The Company reserved 7,600,002 shares of its common stock to provide for the conversion of such preferred shares. In addition, the Company issued 300,000 shares of its common stock in exchange for $1,800 in cash. As of December 31, 1999, the Company had received $50 from one of the new investors. Such amount has been reflected as a common stock subscription in the accompanying financial statements as of December 31, 1999.

     On January 10, 2000, the Company approved a stock option plan covering employees, directors, and unaffiliated consultants. The Company reserved 3,000,000 shares of common stock for issuance under this plan.

     On January 27, 2000, the Company, MediaSeek Technologies, Inc. ("MediaSeek"), and the principal vendors of MediaSeek entered into a Share Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of MediaSeek pursuant to a purchase business combination. The Company provided aggregate consideration of $7,982, of which $1,000 was deposited in a trust prior to December 31, 1999, $800 was held in escrow in consideration of the covenants, and the balance was paid upon closing.

     On February 25, 2000, the Company and HomeworkCentral.com, Inc. ("HomeworkCentral") entered into an Agreement and Plan of Reorganization whereby the Company will acquire all of the issued and outstanding shares of HomeworkCentral pursuant to a purchase business combination. The shareholders of HomeworkCentral may receive either cash or shares of the Company's common stock, at their option. Aggregate cash tendered will be approximately $2,000 and aggregate common stock issued will not exceed 1,700,000 shares.