Form 10-K/A
period 1999-12-31
INFONAUTICS INC
filed 2000-04-27
CIK 909494

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                        or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ___________

                         Commission File Number 0-28284

                                INFONAUTICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                23-2707366
    ------------------------------                  ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    900 West Valley Road, Suite 1000
               Wayne, PA                                   19087
   --------------------------------------                --------
  (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 610-971-8840

 Title of each class:                 Name of each exchange on which registered:
        None                                            None
        ----                                            ----

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:  YES  X     NO
                                        ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $140,000,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on The Nasdaq SmallCap Market on March 17, 2000. For purposes of this calculation only, the registrant has defined affiliates as including all directors and executive officers. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

The number of shares of the registrant's Common Stock outstanding as of March 17, 2000 was 12,059,033.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTE:

This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 2000 Annual Meeting of Shareholders. In addition, in order to give the Company's shareholders sufficient time to receive, review, and vote their annual meeting proxies, the Company is rescheduling its annual meeting of shareholders from May 25, 2000 to June 21, 2000.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                    Year First Became Director, Principal Occupations
Name of Director             Age                     During Past Five Years and Certain Directorships
----------------             ---                    -------------------------------------------------


Lloyd N. Morrisett           70     Dr. Morrisett has served as a director of the Company since February 1994 and as Chairman of the board of directors since March 1998.  He is the co-founder of the Children's Television Workshop and served from 1969-1998 as President of
                                    The Markle Foundation, a charitable organization.  Dr. Morrisett is a director of WEBS Index Funds, Inc.

Israel J. Melman             80     Mr. Melman, a co-founder of the Company, has served as a director of the
                                    Company since April 1993.  He is presently, and for the last 27 years has been, the president of Lexan Associates, a management consulting firm working with companies in the areas of video, graphics, microelectronics, communication, optics and robotics.  From 1985 through 1993, Mr. Melman was Chairman of
                                    Telebase Systems, Inc., a developer of customized information and entertainment services that is now part of CDnow, Inc. as a result of its merger with N2K Inc.

Howard L. Morgan             54     Dr. Morgan has served as a director of the Company since March 1993.  He is currently Vice-Chairman and President, NY for idealab!, which creates and operates Internet companies.  Since 1989, he has been President of the Arca
                                    Group, Inc., a consulting and investment management firm specializing in the areas of computer and communications technologies.  Dr. Morgan also served as
                                    Chief Executive Officer of Franklin Electronic Publishers, Inc. in early 1998.
                                    Dr. Morgan was Professor of Decision Sciences at the Wharton School of the
                                    University of Pennsylvania from 1972 through 1986.  Dr. Morgan serves as director for a number of technology companies, including Cylink Corporation,
                                    Franklin Electronic Publishers, Inc., MyPoints.com, Inc., Segue Software, Inc.,
                                    Tickets.com, Inc. and Unitronix Corporation.

David Van Riper Morris       45     Mr. Morris has served as Chief Executive Officer, President and as a director of the Company since March 1998.  Mr. Morris joined the Company as President and Chief Operating Officer in September 1995.  From 1992 until he joined the
                                    Company, Mr. Morris held various vice president and general management positions at Legent Corporation ("Legent"), a systems management software company.  From 1987 to 1992, Mr. Morris was employed by Goal Systems
                                    International ("Goal"), initially as Director of Marketing, later as Vice
                                    President of Marketing.  Goal was purchased by Legent in 1992.

Brian Segal                  56     Dr. Segal has served as a director of the Company since May 1998.  Dr. Segal is



                                                    Year First Became Director, Principal Occupations
Name of Director             Age                     During Past Five Years and Certain Directorships
----------------             ---                    -------------------------------------------------


                                    the President and CEO of Publishing and Online Services, Rogers Media, Canada's
                                    leading magazine publishing and interactive media company.  Rogers Media is a wholly-owned subsidiary of Rogers Communications Inc.  Rogers Media is party to a transaction with the Company.  See "Certain Relationships and Related
                                    Transactions."  Before joining Rogers in 1992, Dr. Segal was president of the
                                    University of Guelph and chair of the Council of Ontario Universities.

Lester Wunderman             79     Mr. Wunderman has served as a director of the Company since December 1996.  He is Chairman Emeritus of Wunderman Cato Johnson, now known as Impiric, a world-wide direct marketing agency, which he founded in 1958.  He is also manager of Wunderman LLC and a Visiting Professor of Direct Marketing at the
                                    School for Continuing Education at New York University ("NYU").  He served as
                                    Chairman of the Executive Committee of the Center for Direct Marketing at NYU
                                    and is a Trustee of the Children's Television Workshop.  Mr. Wunderman is a
                                    director of Transmedia Network Inc. and MyPoints.com.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the year ended December 31, 1999, all filing requirements applicable to its officers, directors and ten-percent shareholders were satisfied except that Marvin Weinberger failed to timely report on Form 4 the sale of at least 25,000 shares of Class A Common Stock in November 1999. The Company understands that Mr. Weinberger is in the process of making such required filing.


ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

         The following table sets forth for the years ended December 31, 1999, 1998, and 1997 certain compensation paid by the Company to: (i) its Chief Executive Officer, (ii) its four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of December 31, 1999, and (iii) up to two additional executive officers who would otherwise be required to be named in this table except for the fact that they were no longer executive officers as of December 31, 1999 (the "Named Executive Officers").



                                             Summary Compensation Table

                                                                                            Long-Term
                                                                                        Compensation Awards
                                                Annual Compensation                 --------------------------
                                         ---------------------------------          Restricted      Securities
                                                                  Other Annual        Stock         Underlying          Other
Name and Principal Position      Year      Salary      Bonus      Compensation        Awards         Options        Compensation
---------------------------      ----      ------      -----      ------------      ----------      ----------      ------------


David Van Riper Morris           1999    $175,000         --                --              --         200,000                 --
President & Chief                1998    $166,667         --                --              --          75,000                 --
Executive Officer                1997    $147,254         --                --              --         100,000                 --

Federica F. O'Brien(1)           1999    $121,970     $5,000                --              --          20,000                 --
Vice President & Chief           1998     $86,500         --                --              --          13,500                 --
Financial Officer, Treasurer     1997     $66,917         --                --              --           3,000                 --

Gerard J. Lewis, Jr.(2)          1999    $127,256         --                --              --          45,000                 --
Vice President & General         1998    $108,986         --                --              --          25,000                 --
Counsel, Secretary               1997     $90,267         --                --              --          30,000                 --

Cedarampattu Mohan(3)            1999    $125,663         --                --              --          80,000                 --
Vice President & Chief           1998     $90,000         --                --              --          20,000                 --
Technical Officer                1997     $73,224         --                --              --           9,500                 --

William R. Burger(4)             1999    $135,833         --                --              --              --           $140,000(5)
Vice President--Content          1998    $127,500         --                --              --          30,000                 --
and Media Services               1997    $111,200     $5,000                --              --          30,000                 --

Joshua M. Kopelman(6)            1999     $69,913    $20,000                --              --              --           $280,000(7)
Executive Vice President &       1998    $109,000    $15,000                --              --          10,000                 --
Secretary                        1997     $99,672    $40,010                --              --          10,000                 --


--------------------
(1) Ms. O'Brien was named Vice President & Chief Financial Officer in September 1999 and Acting Chief Financial Officer in August 1998.

(2)      Mr. Lewis was appointed Secretary of the Company in September 1999.

(3)      Mr. Mohan became an executive officer of the Company in January 1999.

(4) Mr. Burger ended his employment with the Company effective January 7, 2000.

(5) Represents a severance payment made under the January 2, 1997 employment agreement between Mr. Burger and the Company. The payment was made in January 2000.

(6) Mr. Kopelman ended his employment with the Company effective July 6, 1999 in order to start a new company, Half.com, Inc.

(7) Represents a payment to Half.com, Inc. made under the Amendment to Employment Agreement dated June 17, 1999 between the Company and Mr. Kopelman.

         The following table summarizes stock options granted during 1999 to the Named Executive Officers.




                                              Option Grants in Last Fiscal Year
                                                     Individual Grants(1)
                                                                                                               Grant Date Value(2)


                                    Number of
                                   Securities          Percent of Total
                                   Underlying         Options Granted to       Exercise or        Expiration       Grant Date
Name                             Options Granted       Employees in 1999       Base Price            Date         Present Value
----                             ---------------      ------------------      -------------      -----------      -------------


David Van Riper Morris               200,000                26.0%                 $6.09             7/6/09           $800,000
Federica F. O'Brien                   20,000                 2.6%                 $6.09             7/6/09            $80,000
Gerard J. Lewis, Jr.                  45,000                 5.8%                 $6.09             7/6/09           $180,000
Cedarampattu S. Mohan                 80,000                10.4%                 $6.09             7/6/09           $320,000
William R. Burger                         --                  --                     --                 --                 --
Joshua M. Kopelman                        --                  --                     --                 --                 --


-------------------
(1) The options, which were granted under the Company's 1996 Amended and Restated Equity Compensation Plan or its 1994 Omnibus Stock Plan, have a term of ten years, subject to earlier termination in certain events related to the termination of employment. The options granted in 1999 vest over the course of one year with 50% of the options vesting at six months, 25% vesting at nine months, and the remaining 25% vesting at 12 months. If a "change of control" (as defined in the 1994 or 1996 Plans) were to occur, these options would become immediately exercisable in full. However, "change of control" does not include any transaction that would otherwise constitute a "change of control" if the transaction was publicly announced on or before July 8, 1999.

(2) Grant date present value has been calculated using the Black-Scholes pricing model.

         The following table summarizes option exercises during 1999 and the value of vested and unvested options for the Named Executive Officers at December 31, 1999. Year-end values are based upon a price of $7.00 per share, which was the closing market price of a share of the Company's Class A Common Stock on December 31, 1999.




                                   Aggregated Option Exercises in Last Fiscal Year
                                         and Fiscal Year-End Option Values


                                                                  Number of Securities
                                                                 Underlying Unexercised           Value of Unexercised
                                                                       Options at                In-The-Money Options at
                                  Shares                           December 31, 1999                December 31, 1999
                                Acquired on      Value       -----------------------------     ----------------------------
Name                             Exercise       Realized     Exercisable     Unexercisable     Exercisable    Unexercisable
----                            -----------     --------     -----------     -------------     -----------    -------------


David Van Riper Morris                   --           --         438,200           200,000      $1,269,000         $182,000
Federica F. O'Brien                      --           --          19,000            20,000         $90,592          $18,200
Gerard J. Lewis, Jr.                     --           --          70,000            45,000        $261,875          $40,950
Cedarampattu S. Mohan                    --           --          33,500            80,000        $135,663          $72,800
William R. Burger                        --           --          60,000                --        $218,750               --
Joshua M. Kopelman                  107,500     $342,454              --                --              --               --


         The Company does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

Employment Agreements

         As of September 5, 1995, Van Morris entered into an employment agreement with the Company that provided for an annual base salary of $135,000, which salary is subject to review at least annually and is currently $175,000. His employment agreement was subsequently amended on November 4, 1996. In connection with his employment agreement, the Company agreed to grant Mr. Morris an aggregate of 152,000 options to purchase Class A Common Stock. Mr. Morris' employment agreement is at-will, with limited non-compete provisions applicable for up to one year after certain terminations, as long as the Company continues certain salary payments during the period. However, if the Company terminates Mr. Morris without cause, the Company is required to pay Mr. Morris as severance a lump sum equal to his annual salary within 30 days of termination. Such payment is conditioned on the Company receiving a general release from Mr. Morris. The Company's obligations to pay Mr. Morris will terminate upon Mr. Morris obtaining other employment or other full-time consulting work.

         Effective November 24, 1997, the Company entered into an employment agreement with Gerard J. Lewis, Jr. that provided for a base annual salary $95,000, which salary is subject to review at least annually and is currently $140,000. This employment agreement is at-will. However, if the Company terminates Mr. Lewis without cause, the Company is required to pay as severance a lump sum equal to his annual salary within 30 days of termination. Such payment is contingent on the Company receiving a general release from Mr. Lewis and Mr. Lewis' compliance with any provisions of the employment agreement that expressly survive its termination.

         Effective January 2, 1997, the Company entered into an employment agreement with William R. Burger. Effective January 7, 2000, the Company eliminated Mr. Burger's position following the Company's restructuring after the closing of its transaction with Bell & Howell Company and bigchalk.com, Inc. As a result of eliminating Mr. Burger's position, in January 2000 the Company paid him a severance payment equal to his then current annual salary of $140,000, less certain deductions including repayment in full (plus interest) of a $40,000 loan made by the Company to Mr. Burger in November 1999. As required by Mr. Burger's employment agreement, the Company obtained a general release from Mr. Burger as well as acknowledgment of his continued compliance with any provisions of the employment agreement that expressly survive its termination. These provisions include a limited non-compete provision applicable for up to one year.

         As of January 1, 1993, Joshua M. Kopelman entered into an employment agreement and royalty agreement with the Company. Effective June 17, 1999, the Company amended Mr. Kopelman's employment agreement and revoked and canceled his royalty agreement. Mr. Kopelman ended his employment with the Company effective July 6, 1999. In consideration for the amendments to the employment agreement and revocation of the royalty agreement, the Company agreed to pay Mr. Kopelman $20,000 in bonuses. In addition, the Company agreed that at its election it could either (i) pay $160,000 to Mr. Kopelman personally or (ii) invest $280,000 in a new company formed by Mr. Kopelman for an initial 10% equity ownership in the new company. The Company paid Mr. Kopelman the $20,000 in bonuses in 1999 and elected and made the $280,000 investment in Mr. Kopelman's new company, Half.com, Inc., in 1999. Under the amended employment agreement, the Company has one seat on the Half.com, Inc. board of directors, which is currently held by Van Morris. The Company and Mr. Kopelman also entered into a consulting agreement which terminated at the end of January 6, 2000. The Company paid approximately $2,100 for consulting services made under the consulting agreement.

Compensation of Directors

         The non-employee directors of the Company each receive $5,000 per year for their service on the board of directors and are reimbursed for their out-of-pocket expenses. Dr. Morrisett, as Chairman of the board, receives an additional $3,000 per month for his service on the board. Other directors do not receive compensation for their service on the board of directors or any committee thereof, although they are reimbursed for their out-of-pocket expenses for serving on the board of directors.

         Under the Amended and Restated 1996 Equity Compensation Plan (the "Plan"), each non-employee director who was a member of the board of directors as of the effective date of the Plan received a formula grant of a non-qualified stock option ("NQSO"), to purchase 10,000 shares of Class A Common Stock at a price equal to the initial public offering price in the Company's initial public offering. Dr. Morgan waived his rights to the initial grant of options to purchase 10,000 shares of Class A Common Stock. In addition, each non-employee director who became or becomes a member of the board of directors after the effective date of the Plan received or will receive a formula grant of an NQSO to purchase 10,000 shares of Class A Common Stock on the date that director became or becomes a member of the board of directors at an exercise price equal to the closing price per share on The Nasdaq SmallCap Market on the date of grant. However, the exercise price for each non-employee director who became or becomes a member of the board of directors after January 5, 1999 is equal to the mean between the last reported "bid" and "asked" prices per share on The Nasdaq SmallCap Market on the date of grant.

         On each date on which the Company holds its annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors will receive a grant of an NQSO to purchase 2,500 shares of Class A Common Stock at an exercise price equal to the mean between the last reported "bid" and "asked" prices per share on The Nasdaq SmallCap Market on the date of grant. The term of each such option is or will be five years, and each such option is or will be fully and immediately exercisable on the date of grant.

         Each of the directors is a party to an indemnification agreement with the Company. Pursuant to these agreements, the directors are indemnified against liabilities and expenses incurred as a result of litigation which may be brought alleging that they violated their fiduciary duties to the Company, if they have not met the applicable standard of care.

         Dr. Morgan is a party to a consulting agreement with the Company pursuant to which he provides consulting services to the Company for up to three days per month for a monthly consulting fee of $3,000. The agreement may be terminated with 10 days' notice by either Dr. Morgan or the Company. In general, Dr. Morgan's services to date have focused on technical assessment and planning for the Company's services and products.

         The Company had a consulting agreement with Mr. Melman that called for him to provide consulting services to the Company for a monthly consulting fee of $3,000. By the mutual agreement of Mr. Melman and the Company, this consulting agreement was terminated as of January 31, 1999. Upon the termination of Mr. Melman's consulting agreement, the Company paid Mr. Melman 3,918 shares of Class A Common Stock for the final six months of the consulting agreement in lieu of the monthly $3,000 cash fee for those final six months.

Compensation Committee Interlocks and Insider Participation

         Dr. Morgan, a member of the Compensation Committee, is party to a consulting agreement with the Company. Mr. Melman, a member of the Compensation Committee, was a party to a consulting agreement with the Company. See Item 11 above for a detailed discussion.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 17, 2000 (except as may otherwise be noted) regarding the ownership of Class A and Class B Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer named in the Summary Compensation Table and (iv) by all named executive officers and directors of the Company as a group.


                                     Number of Shares              Percentage of
Name and Address                   Beneficially Owned(1)       Outstanding Shares(2)
----------------                   ---------------------       ---------------------


Marvin I. Weinberger(3)
  Sabine and Essex Avenues
  Narberth, PA 19072                     1,531,521                     12.7%

Emerald Advisers, Inc.(4)
  P.O. Box 10666
  Lancaster, PA 17605                    1,170,996                      9.7


Officers and Directors
----------------------

David Van Riper Morris(5)                  622,300                      5.2

Howard L. Morgan(6)                        247,500                      2.0

Gerard J. Lewis, Jr.(7)                    103,900                       *

Cedarampattu Mohan(8)                       94,830                       *

Israel J. Melman(9)                        101,922                       *

Lloyd N. Morrisett(10)                      39,500                       *

Federica O'Brien(11)                        34,000                       *

Lester Wunderman(12)                        17,500                       *

Brian Segal(13)                             12,500                       *

Josh Kopelman (14)                          27,004                       *

William R. Burger(15)                       10,000                       *

All named executive officers
 and directors as a group
 (11 persons)                            1,310,956                     10.9


--------------------
*  Less than one percent.

(1) Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options held by each individual or group to the extent such options are exercisable within sixty days of April 1, 2000.

(2) The percentage for each individual or group is based on the aggregate of the shares outstanding as of March 17, 2000, which was 12,059,033 shares, and all shares issuable upon the exercise of outstanding stock options held by such individual or group to the extent such options are exercisable within sixty days of April 1, 2000.

(3) Represents 1,225,557 shares of Class A Common Stock; 100,000 shares of Class B Common Stock (for which Mr. Weinberger has 50 votes per Class B share); 160,000 shares of Class A Common Stock held by Fran Solow Weinberger (Mr. Weinberger's wife) and Howard L. Morgan, Trustees under The Marvin Weinberger 1996 Trust Agreement dated January 31, 1996 (the "1996 Trust"); 17,400 shares of Class A Common Stock held by Fran Solow Weinberger and Howard L. Morgan, Trustees under The Marvin Weinberger GST Trust dated January 31, 1996 (the "GST Trust"); and 28,544 shares of Class A Common Stock held by The Danna Company, an Ohio corporation ("Danna"), of which Mr. Weinberger is the president and a director. Mrs. Weinberger and Dr. Morgan have shared voting and investment power with respect to the shares held by the 1996 Trust and the GST Trust. Mr. Weinberger disclaims beneficial ownership with respect to such shares. Mr. Weinberger has shared voting and investment power with respect to the shares held by Danna and disclaims beneficial ownership with respect to such shares. The

         1,225,557 shares of Class A Common Stock specified earlier in this footnote includes 50,000 shares which were exercised as options in 1998, but which were not issued until 1999.

(4) Represents 906,831 shares of Class A Common Stock for which the owner has sole voting and investment power and 264,165 shares of Class A Common Stock for which the owner has shared voting power and sole investment power. All such shares are owned for investment advisory and investment company clients of the owner.

(5) Represents 34,100 shares of Class A Common Stock and options to purchase 588,200 shares of Class A Common Stock.

(6) Represents 125,000 shares of Class A Common Stock, options to purchase up to 116,500 shares of Class A Common Stock, 2,000 shares of Class A Common Stock held by Eleanor Morgan (Dr. Morgan's wife) and Beverly Budin, Trustees under the Howard L. Morgan 1989 Indenture of Trust F/B/O Kimberly D. Morgan, 2,000 shares of Class A Common Stock held by Eleanor Morgan and Beverly Budin, Trustees under the Howard L. Morgan 1989 Indenture of Trust F/B/O Elizabeth S. Morgan, and 2,000 shares of Class A Common Stock held by Eleanor Morgan and Beverly Budin, Trustees under the Howard L. Morgan 1989 Indenture of Trust F/B/O Danielle A. Morgan (such trusts being collectively referred to as the "Howard L. Morgan Trusts"). Mrs. Morgan and Beverly Budin have shared voting and investment power with respect to the shares held by the Howard L. Morgan Trusts. Dr. Morgan disclaims beneficial ownership with respect to such shares. Excludes 160,000 shares of Class A Common Stock held by Fran Solow Weinberger and Howard L. Morgan, Trustees under the 1996 Trust, and 17,400 shares of Class A Common Stock held by Fran Solow Weinberger and Howard L. Morgan, Trustees under the GST Trust. Mrs. Weinberger and Dr. Morgan have shared voting and investment power with respect to the shares held by the 1996 Trust and the GST Trust.
         Dr. Morgan disclaims beneficial ownership with respect to such shares.

(7) Represents 150 shares of Class A Common Stock and options to purchase 103,750 shares of Class A Common Stock.

(8) Represents 1,330 shares of Class A Common Stock and options to purchase 93,500 shares of Class A Common Stock.

(9) Represents 84,670 shares of Class A Common Stock and options to purchase 10,000 shares of Class A Common Stock held by Mr. Melman. Also includes 7,252 shares of Class A Common Stock held by the Melman Trust, with respect to which Mr. Melman has shared voting and investment power.

(10) Represents 22,000 shares of Class A Common Stock held jointly by Dr. Morrisett and his wife and options to purchase 17,500 shares of Class A Common Stock owned by Dr. Morrisett.

(11)     Represents options to purchase 34,000 shares of Class A Common Stock.

(12)     Represents options to purchase 17,500 shares of Class A Common Stock.

(13)     Represents options to purchase 12,500 shares of Class A Common Stock.

(14) Represents 27,004 shares of Class A Common Stock held jointly by Mr. Kopelman and his wife.

(15)     Represents 10,000 shares of Class A Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions Involving Executive Officers and Directors

         On December 15, 1999, the Company closed a transaction with Bell & Howell Company ("Bell & Howell") and its wholly owned subsidiary, Bell and Howell Information and Learning Company ("BHIL"), following approval of the transaction by our shareholders on November 30, 1999. In the transaction, we contributed our Electric Library K-12 and public library business and assets and liabilities into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company. Also in the transaction, BHIL contributed its ProQuest K-12 and public library business and certain assets and liabilities into bigchalk.com. As part of the transaction, we also sold our e-commerce online archive business to BHIL and granted an option to bigchalk.com to purchase our Electric Library end-user business. As a result of the transaction and taking into account our subsequent $3.5 million investment in, and the private placement by, bigchalk.com, we ultimately received a total of $18.5 million in cash and currently own approximately 20% of bigchalk.com's stock. In addition, two members of our Board of Directors, Mr. Morris and Dr. Morrisett, are also members of the Board of Directors of bigchalk.com.

         Brian Segal is President and Chief Executive Officer of Publishing and Online Services of Rogers Media Inc. ("Rogers"). The Company completed development of its first international edition of the Electric Library service for Rogers in Canada during 1998. Rogers and the Company entered into an agreement in 1997 giving Rogers the exclusive right to distribute the Electric Library Canada service in Canada subject to that agreement's terms. Rogers paid the Company approximately $420,000 in advances in connection with this agreement during 1997 and $174,000 during 1998. No amounts were due to Infonautics under the agreement during 1999. As a result of the closing of the Bell & Howell transaction, the Company's agreement with Rogers was assigned to bigchalk.com as of December 15, 1999. However, the Company retains certain rights under the Rogers agreement for the end-user and consumer market.

         In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC. Under the February 1998 Agreement, Electric Schoolhouse LLC is obligated to repay us for certain expenses and costs. We are continuing to pursue collection of these amounts, repayment of which was originally due on September 30, 1998 and remains outstanding. However, we have expensed as bad debt the balance due from Electric Schoolhouse, LLC, approximately $172,000, which is owed to us.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INFONAUTICS, INC.
                              (Registrant)

Dated:  April 27, 2000

                              By:           /s/ Gerard J. Lewis, Jr.
                                  -------------------------------------------
                                  Gerard J. Lewis, Jr.
                                  Vice President & General Counsel, Secretary