Form 10-Q
period 2000-03-31
INFONAUTICS INC
filed 2000-05-15
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000
                                                   ---------------

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

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X         No
                                                      -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at March 31, 2000
                  -----                      -----------------------------
  Class A Common Stock, no par value                  12,075,483
  Class B Common Stock, no par value                     100,000


                                INFONAUTICS, INC.

                                      INDEX


                                                                            Page Number
                                                                            -----------
PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Consolidated Balance Sheets as of March 31,
      2000 (unaudited) and December 31, 1999                                    3

    Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 2000 and
         March 31, 1999                                                         4

    Consolidated Statements of Cash Flows (unaudited) for the
      three months ended March 31, 2000 and March 31, 1999                      5

    Notes to Consolidated Financial Statements                                  6-7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  8-11

PART II:  OTHER INFORMATION

  Item 5.  Other Information                                                    12

  Item 6.  Exhibits and Reports on Form 8-K                                     12


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                INFONAUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS                                        MARCH 31,      DECEMBER 31,
                                                                                      2000            1999
                                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                    $ 14,563,368    $  3,739,024
     Receivables:
        Trade, less allowance for doubtful accounts of $99,800 in 2000
              and 1999                                                                 756,669         637,316
        Due from affiliate                                                                --        13,500,000
        Other                                                                          193,972         513,231
     Prepaid expenses and other assets                                                 245,797         267,230
                                                                                  ------------    ------------
                 Total current assets                                               15,759,806      18,656,801
Property and equipment, net                                                            567,884         492,438
Investments in affiliates                                                            8,386,613      10,885,773
Intangible and other assets                                                            214,616          26,415
                                                                                  ------------    ------------
                 Total assets                                                     $ 24,928,919    $ 30,061,427
                                                                                  ============    ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                             $    919,404    $    916,292
     Due to affiliate                                                                  646,695            --
     Accrued expenses                                                                  920,182       2,438,515
     Accrued royalties                                                                    --            75,606
     Deferred revenue                                                                  834,979         858,159
     Convertible debt                                                                3,043,046       2,857,322
                                                                                  ------------    ------------
                 Total current liabilities                                           6,364,306       7,145,894
                                                                                  ------------    ------------
                 Total liabilities                                                   6,364,306       7,145,894
                                                                                  ------------    ------------
Commitments and contingencies

Shareholders' equity (deficit):
     Class A common stock, no par value; 25,000,000 shares authorized; one vote per share; 12,075,483 and 11,757,076 shares issued and
           outstanding at March 31, 2000 and December 31, 1999, respectively              --              --
     Class B common stock, no par value; 100,000 shares authorized,
           issued and outstanding                                                         --              --
     Additional paid-in capital                                                     59,258,546      58,316,564
     Accumulated deficit                                                           (40,693,933)    (35,401,031)
                                                                                  ------------    ------------
                 Total shareholders' equity                                         18,564,613      22,915,533
                                                                                  ------------    ------------
                 Total liabilities and shareholders' equity                       $ 24,928,919    $ 30,061,427
                                                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                                  2000           1999
                                                             ------------    ------------
Revenues                                                     $  3,041,137    $  5,231,028
                                                             ------------    ------------
Costs and expenses:
     Cost of revenues                                             803,627       1,709,119
     Customer support expenses                                     19,727         272,031
     Technical operations and development expenses              1,430,113       2,216,562
     Sales and marketing expenses                               2,883,446       2,804,552
     General and administrative expenses                          703,339         751,574
                                                             ------------    ------------
          Total costs and expenses                              5,840,252       7,753,838
                                                             ------------    ------------
Loss from operations                                           (2,799,115)     (2,522,810)
Equity in net losses of unconsolidated affiliate               (2,499,160)           --
Interest income (expense), net                                      5,373        (287,330)
                                                             ------------    ------------
Net loss                                                       (5,292,902)     (2,810,140)
Redemption of preferred stock in excess of carrying amount           --           (74,875)
Net loss attributable to common shareholders                 $ (5,292,902)   $ (2,885,015)
                                                             ============    ============
Loss per common share- basic and diluted                     $       (.44)   $       (.25)
                                                             ============    ============
Weighted average shares
    outstanding- basic and diluted                             12,034,300      11,647,200
                                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                       2000            1999
                                                                  ------------    ------------
Cash flows from operating activities:
  Net loss                                                        $ (5,292,902)   $ (2,810,140)
  Adjustments to reconcile net loss to cash provided by (used
    in) operating activities:
       Depreciation and amortization                                   133,747         349,306
       Amortization of discount on debt                                133,224         296,415
       Accretion on convertible debt                                    52,500            --
       Provision for losses on accounts receivable                        --            21,800
       Amortization of deferred compensation                              --            31,250
       Equity in investee losses                                     2,499,160            --
       Changes in operating assets and liabilities:
         Receivables:
           Trade                                                      (119,353)        220,106
           Other                                                       319,259         (51,045)
      Prepaid and other assets                                          12,676         170,369
      Accounts payable                                                 163,769        (244,342)
      Due to affiliate                                                 646,695            --
      Accrued expenses                                                 (32,980)       (300,313)
      Accrued royalties                                                (75,606)        310,081
      Deferred revenue                                                 (23,180)       (722,343)
                                                                  ------------    ------------
            Net cash used in operating activities                   (1,582,991)     (2,728,856)
                                                                  ------------    ------------
Cash flows from investing activities:
    Purchases of property and equipment                               (198,637)        (62,254)
    Receipts from disposition of businesses, net                    11,853,990            --
    Purchases of intangibles                                           (70,000)           --
                                                                  ------------    ------------
            Net cash provided by (used in) investing activities     11,585,353         (62,254)
                                                                  ------------    ------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                         821,982          84,999
    Repurchase of preferred stock                                         --          (333,358)
    Proceeds from long term borrowings                                    --         3,000,000
    Payments on capital lease obligations                                 --           (84,999)
                                                                  ------------    ------------
            Net cash provided by financing activities                  821,982       2,666,642
                                                                  ------------    ------------
Net increase (decrease) in cash and cash  equivalents               10,824,344        (124,468)
Cash and cash equivalents, beginning of period                       3,739,024       3,267,811
Cash and cash equivalents, end of period                          $ 14,563,368    $  3,143,343
                                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                INFONAUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS AND PRESENTATION:

The unaudited consolidated financial statements of Infonautics, Inc. (including its subsidiaries, "Infonautics," and the "Company) presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results which would be expected for the full year.

2. THE COMPANY AND OUR RECENT TRANSACTION:

Infonautics, Inc. is a provider of personalized information agents and Internet sites. The Infonautics Network of web properties includes the free, advertising supported Sleuth Center content notification sites featuring Company Sleuth, Sports Sleuth, Job Sleuth, Entertainment Sleuth, Mobile Sleuth and Shopping Sleuth. The Infonautics Network also includes search and reference sites consisting of the subscriber based Electric Library and the free Encyclopedia.com, eLibrary Tracker and Newsdirectory.com.

On December 15, 1999, Infonautics completed a transaction in which Infonautics contributed its Electric Library K-12 and public library contracts, assets, liabilities and related commitments into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company, in exchange for $16.5 million in cash and a 30.89 percent interest in bigchalk.com. Infonautics collected the $13.5 million note receivable from the transaction in January 2000.

Infonautics continues to develop and market its Sleuth Center sites. The Company also retained the rights to market Electric Library to end-users (subject to an option granted to bigchalk.com to purchase the end-user business).

3. INVESTMENT IN AFFILIATES:

During January 2000, the Company's equity interest in bigchalk.com was diluted to from 30.89% to 30.28% of the outstanding common stock as a result of a private financing closed by bigchalk.com. For the three months ended March 31, 2000, the Company expensed $2,499,000 as its equity in the unaudited losses of bigchalk.com for the corresponding quarter.

The Company also incurred $696,241 of content royalties and $240,083 of technical services fees to bigchalk.com during the three months ended March 31, 2000. These costs were the result of our content and technical services agreements with bigchalk.com. At March 31, 2000, $646,695 is due to bigchalk.com for these content royalties and technical services fees.

The unaudited statement of operations of bigchalk.com for the three months ended March 31, 2000 is as follows, in millions:


Net revenues                            $    8
Gross profit                                 3
Loss from
 continuing operations                      (8)
Net loss                                    (8)


4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company collected a note receivable for $13,500,000 in January 2000 on the transaction with bigchalk.com. Related expenses of $1,646,010, which had been in accrued expenses as December 31, 1999, were paid in the quarter ended March 31, 2000.

Interest expense of $28,000 and $52,500 was accrued on the February 1999 convertible debt instrument during the three months ended March 31, 1999 and 2000, respectively. Approximately $197,000 was recognized during the three months ended March 31, 1999 as amortization of the discount associated with the beneficial conversion feature on the convertible debt.

Approximately $800,000 was recorded in February 1999 as an additional discount on debt related to the valuation of warrants issued in connection with the convertible debt. During the three months ended March 31, 1999 and 2000, $71,000 and $133,225 of this discount was amortized and recorded as interest expense, respectively.

Cash paid for interest expense was $20,342 and $4,933, for 1999 and 2000 respectively.

In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock made under the July 1998 financing, the Company charged additional paid-in capital in the first quarter of 1999 for approximately $75,000, which represents the excess of the redemption price over the accreted carrying value of the Series A Preferred Stock.

The Company issued common stock in February 2000, as part of a purchase of intangibles, with a fair value of approximately $120,000.

Gross barter income and expenses of $151,500 and $55,000 are included in revenue and marketing expenses for the quarters ended March 31, 2000 and 1999, respectively.

5. Commitments and Contingencies:

         Marketing Agreement:

The Company entered into a marketing agreement in March 1998, in which we agreed to pay $4.0 million in placement fees to America Online for anchor placements of our Electric Library site. In March 2000, the Company made the final required payment of $500,000 due under this agreement. At March 31, 2000, accrued expenses included $136,119 related to this agreement for additional fees calculated in accordance with the contract. Included in prepaid expenses was $169,743, representing one month of fixed placement fees paid in March 2000.

         Letter of Credit:

The Company had an outstanding letter of credit which expired on March 31, 2000. This letter of credit, in the amount of $110,000, collateralized our obligations to a third party under a leasing arrangement.

         Leases:

In April 2000, the Company entered a lease agreement to occupy office space for a term of three years. The lease terms provide for up to six free months of rent, commencing in July 2000, followed by annual commitments of $286,500, $301,500 and $316,500 for 2001, 2002 and 2003, respectively. The Company expects to occupy the space in July 2000, and begin payments in January 2001.

Item 2.             Management's Discussion and Analysis
              of Financial Condition and Results of Operations

This Report on Form 10-Q contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding the sufficiency of the Company's liquidity, including cash resources and capital, the number of registered users and subscribers, gross margins, current and future expenses and costs, future revenues and shortfalls in revenue, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in our marketing partners, capital expenditures, seasonality, operating results, licensing and service contracts with bigchalk.com, Inc., and the transaction with bigchalk.com, Inc, Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filing with the Securities and Exchange
Commission. All forward-looking statements included in this document are based on information available to the Company as of the date of this document, and the Company assumes no obligation to update these cautionary statements or any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         PRO FORMA RESULTS OF OPERATIONS:

The pro forma results of operations reflected here are based on available information and certain information and assumptions that the Company's management believes are reasonable. As a result of the transaction with bigchalk.com and Bell & Howell Company, the following pro forma information for the three months ended March 31, 1999 has been prepared for comparative purposes to the ongoing operations of the Company:


         Revenues                           $1,996,000
         Costs and Expenses                  3,037,000
         Loss from Operations               (1,041,000)


REVENUES. Total revenues were $3,041,000 for the three months ended March 31, 2000, and $5,231,000 for the three months ended March 31, 1999. Pro forma revenues for the three months ended March 31, 1999 were $1,996,000.

End-user subscription revenue, a continuing market for us, accounted for $2,401,000 or 79% of revenue for the three months ended March 31, 2000 and $1,767,000 or 89% of pro forma revenue for the three months ended March 31, 1999. The increase in the total revenues is primarily a result of the increasing number of subscribers, as we had approximately 100,000 Electric Library subscribers at March 31, 2000 compared to approximately 75,000 at March 31, 1999.

Advertising and other e-commerce revenues, a continuing market for us, were $634,000, or 21% of revenues for the three months ended March 31, 2000 and $140,000, or 7% of pro forma revenues for the three months ended March 31, 1999. Barter revenue accounted for $152,000 of this revenue in 2000 and $55,000 in 1999. These revenues consist of advertising revenues from advertising that are displayed on the Infonautics Network sites. Since March 31, 1999, we have introduced new sites which are available to sell advertising on, such as Sports Sleuth, Job Sleuth, Shopping Sleuth and Entertainment Sleuth. E-commerce revenues include referral revenues from partners who pay us for selling trial offers for their products (typically magazine or newspaper subscriptions), revenues from co-branding of our sites, and revenues from participation in affiliate networks. Direct marketing fee revenues consist of e-mails that are sent to our users with advertising promotions.

Reseller revenue was approximately $6,000 for the three months ended March 31, 2000, compared to approximately $89,000 for the three months ended March 31, 1999. All reseller contracts have expired and we are no longer pursuing the reseller business.

Educational revenue accounted for $2,705,000 or 52% of revenue for the three months ended March 31, 1999. There were no educational revenues in 2000, as all educational contracts are now owned by bigchalk.com.

E-commerce online publishing revenue was $223,000 or 4% of revenue in the three months ended March 31, 1999. There were no revenues from E-commerce online publishing in 2000, as we sold this business to Bell & Howell

Information and Learning Company as part of our bigchalk.com transaction.

Extranet and intranet knowledge management services (IntelliBank) revenue was $115,000, or 2% of revenue in the three months ended March 31, 1999. There were no IntelliBank revenues in 2000 as we have discontinued that business.

Other revenue was $192,000, for the three months ended March 31, 1999. Other revenue consisted primarily of sales of Electric Library through international partners, which was transferred to bigchalk.com.

At March 31, 2000 we had deferred revenue of approximately $835,000, compared to $858,000 at December 31, 1999. The deferred revenue consists of revenue to be recognized from annual end-user subscriptions. We would expect deferred revenue to remain at this level unless the number of annual end-user subscriptions increased significantly.

COST OF REVENUES. The principal elements of our cost of revenues during 2000 are royalty and license fees on end-user revenues paid to bigchalk.com, which is currently the sole provider of content, hardware and software, and communication costs associated with the delivery of the Electric Library services. Cost of revenues was $804,000 for the three months ended March 31, 2000 compared to $1,709,000 for the three months ended March 31, 1999. Cost of revenues in the first quarter of 2000 decreased due to the decrease in revenues as a result of the sale of the educational and international contracts to bigchalk.com. Additionally, the percentage of cost of revenues decreased as a result of change in the product mix, as the advertising and e-commerce revenues make up a greater portion of revenues in 2000, and there are no royalty or license fees on these revenues.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $20,000 for the three months ended March 31, 2000, compared to $272,000 for the three months ended March 31, 1999, a 93% decrease. As a percentage of revenue, customer support expenses for the first quarter were less than 1% in 2000 and 5% in 1999. The decrease in 2000 resulted primarily from lower staffing levels as a result of the bigchalk.com transaction. We anticipate continuing to make increasing customer support expenditures, including hiring customer support personnel, as we improve our customer service for all products on the Infonautics Network.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining our service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of our new and existing sites. To date, all of our costs for technical operations and development have been expensed as incurred. Technical operations and development expenses were $1,430,000 or 47% of total revenues for the three months ended March 31, 2000, compared to $2,217,000 or 42% of total revenues for the three months ended March 31, 1999. A significant portion of these development costs in 2000 have resulted from the technical services agreement with bigchalk.com, requiring a percentage of Electric Library end-user revenues to be paid to bigchalk.com for use of the Electric Library technical support and datacenter operations. The absolute dollar decrease was largely due to the bigchalk.com transaction, as many of our personnel and costs associated with those personnel were included in the sale to bigchalk.com. However, we expect that the level of technical operations and development expenses may increase quarter over quarter as we develop new and enhanced sites and upgrades to the current sites which may include the use of outside consultants and additional hiring.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, marketing programs, advertising and promotion. Sales and marketing expenses were $2,883,000 for the three months ended March 31, 2000, compared to $2,805,000 for the three months ended March 31, 1999, representing a 3% increase. The principal reasons for the increase in absolute dollars was a Sport Sleuth marketing campaign in March 2000, which cost approximately $1 million. This cost was partially offset by a decrease in sales personnel costs as a result of the bigchalk.com transaction. Additionally, during 1999, we were implementing cost reduction efforts in our marketing programs. As a percentage of revenue, sales and marketing costs were 95% and 54% for the three months ended March 31, 2000 and 1999, respectively. We currently have no plans for a significant marketing program similar to the first quarter of 2000. The marketing of the Electric Library end-user business has been and will continue to be limited. We use affiliate and other marketing programs to acquire registered users. We may accelerate these programs which could increase the cost of acquisition. Additionally, we will no longer incur the trade show, conference and other costs of marketing to the educational market as a result of our bigchalk.com transaction.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $703,000 for the three months ended March 31, 2000, compared to $752,000 for the three months ended March 31, 1999. We do not anticipate that general and administrative expenses will increase significantly in the second quarter unless we consider or enter into any strategic alliances or transactions, or hire additional management.

INCOME (LOSS) IN EQUITY INVESTMENT. The loss in equity investment consists of our share of the results of operations of bigchalk.com. The loss of equity in the investment was $2,499,000 during the first quarter of 2000. There were no such costs during 1999. As of March 31, 2000, we held a 30.28% interest in the common stock of bigchalk.com. We expect that bigchalk.com will continue to generate net losses in 2000 as it develops its business and expands market share.

INTEREST INCOME (EXPENSE), NET. We recorded net interest income of $5,000 in the three months ended March 31, 2000, as compared to net interest expense of $287,000 in the three months ended March 31, 1999. Approximately $196,000 of interest income was earned in the current quarter. Offsetting this income was $191,000 in interest expense primarily arising from interest accrued upon the convertible debt issued on February 11, 1999, and the amortization of the debt discount (which is due to the warrant valuation and beneficial conversion feature of the convertible debt). Approximately $300,000 of interest expense was incurred in the prior year quarter as a result of the amortization of the debt discount and interest expense related to the convertible debentures. Interest expense in the second quarter of 2000 is expected to remain consistent as we will continue to incur interest expense for the amortization of the debt discount and interest incurred on the debenture, and interest income will decrease as our cash balances decrease.

INCOME TAXES. We have incurred net operating losses since inception and accordingly, have not recorded an income tax benefit for these losses.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations and capital requirements through proceeds from the private sale of equity securities, our initial public offering, proceeds from the transaction with Bell & Howell Company and bigchalk.com, proceeds from the issuance of preferred stock, utilization of an accounts receivable purchase agreement, and, to a lesser extent, operating leases.

We had cash, cash equivalents and investments of approximately $14,563,000 at March 31, 2000, as compared to $3,739,000 at December 31, 1999, an increase of $10,824,000. We collected a $13.5 million receivable note arising from the Bell & Howell and bigchalk.com transaction in January. We monitor our cash and investment balances regularly and invest excess funds in short-term money market funds, corporate bonds and commercial paper.

We had working capital of approximately $9.4 million at March 31, 2000, which includes $3 million of convertible debt which is due to be paid or converted in August 2000.

We used cash in operations of approximately $1,583,000 for the three months ended March 31, 2000 compared with $2,729,000 for the comparable period in

1999. This decrease in cash used is primarily a result of the timing of payables as well as a decrease in costs related to the sale of the educational and online publishing businesses during the fourth quarter of 1999.

Net cash provided by investing activities was $11,585,000 for the three months ended March 31, 2000, reflecting the collection of the note receivable from the transaction with bigchalk.com net of related fees. This compares to cash provided used in investing activities of $62,000 for the three months ended March 31, 1999. Net cash used for capital expenditures was $199,000 and $62,000, respectively, for the three months ended March 31, 2000 and 1999. Net cash used for the purchase of intangibles related to Newsdirectory.com was $70,000 for the three months ended March 31, 2000.

Our principal commitments at March 31, 2000 consisted of obligations under the bigchalk.com service and license agreements. In addition, in April 2000, we entered into a 42-month facility lease agreement (see Note 5 in Item 1).

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of our operations and systems. We expect that our capital expenditures will increase as the number of sites on the Infonautics Network increases. As of March 31, 2000, we had commitments for less than $100,000 in capital expenditures for equipment to support the increased customer base. We anticipate that our planned purchases of capital equipment, a move to new offices and the related expenses will require additional expenditures of approximately $1,000,000 for the remainder of 2000, a portion of which we may finance through equipment leases, or a working capital line of credit. We have obtained financing for some of this equipment through an equipment lease, however, there can be no guarantee we will obtain future lease financing.

Net cash provided by financing activities was $822,000 in the three months ended March 31, 2000, compared to $2,667,000 in the three months ended March 31, 1999. During 2000, we received funds through the exercise of stock options of former employees who were hired by bigchalk.com and had until March 30, 2000 to exercise options. In February 1999, we raised an additional $3 million through the issuance of convertible debt.

We currently anticipate that the cash balances and cash from operations, will be sufficient to meet our anticipated needs for at least the next twelve months. We may need to raise additional funds in the future in order to fund more aggressive marketing or growth, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all, and may result in dilution to our shareholders.

SEASONALITY

During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, our sites may experience reduced user traffic. For example, our experience with Electric Library shows that new user registrations and usage of the site declines during the summer months and around the year-end holidays. Our experience with Company Sleuth shows that new user registrations and usage of the site declines at about the same times. Not all of our sites may experience the same seasonal effects and some, Shopping Sleuth, for example, might experience increased usage during the gift-buying season around the year-end holidays. Seasonality may also affect advertising and affiliate performance which could in turn affect our sites' performance.

PART II.      OTHER INFORMATION

Item 5.    Other Information

         On January 10, 2000, we entered into a Stockholders Agreement with bigchalk.com, Inc. and Bell & Howell Information and Learning Company, as well as with the investors in a private placement of bigchalk.com preferred stock and common stock. The Stockholders Agreement specifies the rights and obligations of the bigchalk.com founders, Infonautics and Bell & Howell Information and Learning Company, as well as the private placement investors. Under the agreement, we have, among other rights, limited registration rights for our bigchalk.com stock. We, along with the other investors, are also subject to certain lock-up provisions as specified in the Stockholders Agreement.

Item 6.    Exhibits & Reports on Form 8-K

(a)  Exhibits:

         3.1 - Form of Articles of Incorporation (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-2428) as amended in part by the Exhibit 3.1 attached to this Form 10-Q)

         10.20 - Stockholders Agreement dated January 10, 2000 between the Company, bigchalk.com, Inc., Bell & Howell Information and Learning Company, TBG Information Investors LLC, Core Learning Group LLC, Core Learning Group - BC, LLC, APA Excelsior V, L.P.., Patricof Private Investment Club II, L.P., Frank A. Bonsal, Jr., WS Investment Company 99B, Alan K. Austin, The San Domenico Trust, Timothy J. Sparks, and Daniel K. Yuen

         27.0 - Financial Data Schedule

(b) Reports on Form 8-K:

                 None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INFONAUTICS, INC.

Date: May 15, 2000                     /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer

Date: May 15, 2000                     /s/ Federica F. O'Brien
                                        ----------------------------
                                       Federica F. O'Brien
                                       Principal Financial
                                       and Accounting Officer