Form 10-Q/A
period 2000-03-31
INFONAUTICS INC
filed 2000-05-17
CIK 909494

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTE:

This Form 10-Q/A is being filed to report a correction in Part I, Item 1, Note 3 of the Notes to Consolidated Financial Statements to the Form 10-Q filed on May 15, 2000. No other changes to the Form 10-Q filed on May 15, 2000 are made by this filing.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3. INVESTMENT IN AFFILIATES:

During January 2000, the Company's equity interest in bigchalk.com was diluted from 30.89% to 30.28% of the outstanding common stock as a result of a private financing closed by bigchalk.com. For the three months ended March 31, 2000, the Company expensed $2,499,000 as its equity in the unaudited losses of bigchalk.com for the corresponding quarter.

The Company also incurred $696,241 of content royalties and $240,083 of technical services fees to bigchalk.com during the three months ended March 31, 2000. These costs were the result of our content and technical services agreements with bigchalk.com. At March 31, 2000, $646,695 is due to bigchalk.com for these content royalties and technical services fees.

The unaudited statement of operations of bigchalk.com for the three months ended March 31, 2000 is as follows, in millions:


Net revenues                            $  8
Gross profit                               5
Loss from
 continuing operations                    (7)
Net loss available to
 common shareholders                      (8)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      INFONAUTICS, INC.
                                      (Registrant)

Dated: May 16, 2000

                                      By:/s/GERARD J. LEWIS, JR.
                                         ------------------------------
                                         Gerard J. Lewis, Jr.
                                         Vice President & General Counsel, Secretary