Form 10-Q
period 2000-06-30
INFONAUTICS INC
filed 2000-08-14
CIK 909494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                          or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-28284

                                INFONAUTICS, INC.
             (exact name of registrant as specified in its charter)

             Pennsylvania                              23-2707366
             ------------                              ----------
     (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

                  590 North Gulph Road, King of Prussia, Pa  19406-2800
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (610) 971-8840
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X      No
                                                   -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at June 30, 2000
                  -----                      -----------------------------
  Class A Common Stock, no par value                  12,124,633
  Class B Common Stock, no par value                     100,000

                                  INFONAUTICS, INC.

                                        INDEX


                                                                    Page Number
                                                                    -----------
PART I: FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of June 30,
      2000 (unaudited) and December 31, 1999 .......................      3

    Consolidated Statements of Operations (unaudited) for the
      three months and six months ended June 30, 2000 and
      June 30, 1999 ................................................      4

    Consolidated Statements of Cash Flows (unaudited) for the
      six months ended June 30, 2000 and June 30, 1999 .............      5

    Notes to Consolidated Financial Statements .....................     6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................    9-14

  Item 3. Quantitative and Qualitative Disclosures about Market Risk     14


PART II: OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K .........................     15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                INFONAUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30, 2000       DECEMBER 31,
                                                                                    (UNAUDITED)          1999
                                                                                    -----------          ----
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 12,975,212     $  3,739,024
     Receivables:
        Trade, less allowance for doubtful accounts of $11,996 in 2000
              and $99,800 in 1999                                                       750,359          637,316
        Due from affiliate                                                                 --         13,500,000
        Other                                                                            44,557          513,231
     Prepaid expenses and other assets                                                  206,148          267,230
                                                                                   ------------     ------------
                 Total current assets                                                13,976,276       18,656,801

Property and equipment, net                                                             724,700          492,438
Investments in affiliates                                                             4,944,796       10,885,773
Intangible and other assets                                                             222,824           26,415
                                                                                   ------------     ------------

                 Total assets                                                      $ 19,868,596     $ 30,061,427
                                                                                   ============     ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $    911,750     $    916,292
     Due to affiliate                                                                 1,044,581             --
     Accrued expenses                                                                   610,462        2,438,515
     Accrued royalties                                                                     --             75,606
     Deferred revenue                                                                   804,774          858,159
     Convertible debt                                                                 3,228,771        2,857,322
                                                                                   ------------     ------------
                 Total current liabilities                                            6,600,338        7,145,894

                 Total liabilities                                                    6,600,338        7,145,894
                                                                                   ------------     ------------

Commitments and contingencies

Shareholders' equity :
     Class A common stock, no par value; 25,000,000 shares authorized; one vote per share; 12,124,633 and 11,757,076 shares issued and
           outstanding at June 30, 2000 and December 31, 1999, respectively                --               --
     Class B common stock, no par value; 100,000 shares authorized,
           issued and outstanding                                                          --               --
     Additional paid-in capital                                                      59,377,017       58,316,564
     Accumulated deficit                                                            (46,108,759)     (35,401,031)
                                                                                   ------------     ------------

                 Total shareholders' equity                                          13,268,258       22,915,533
                                                                                   ------------     ------------
                 Total liabilities and shareholders' equity                        $ 19,868,596     $ 30,061,427
                                                                                   ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          2000              1999            2000               1999
                                                          ----              ----            ----               ----
Revenues                                              $  3,005,707     $  5,977,004     $  6,046,844     $ 11,208,032
                                                      ------------     ------------     ------------     ------------
Costs and expenses:
     Cost of revenues                                      863,106        1,818,825        1,666,733        3,527,944
     Customer support expenses                              98,413          297,750          118,140          569,782
     Technical operations and development expenses       1,584,874        1,970,296        3,014,987        4,186,859
     Sales and marketing expenses                        1,903,588        3,020,682        4,787,034        5,825,234
     General and administrative expenses                   536,532          817,572        1,239,871        1,569,146
                                                      ------------     ------------     ------------     ------------
          Total costs and expenses                       4,986,513        7,925,125       10,826,765       15,678,965
                                                      ------------     ------------     ------------     ------------
Loss from operations                                    (1,980,806)      (1,948,121)      (4,779,921)      (4,470,933)
Equity in net losses of unconsolidated affiliate        (3,441,817)            --         (5,940,977)            --
Interest income (expense), net                               7,797         (411,872)          13,170         (699,201)
                                                      ------------     ------------     ------------     ------------
          Net loss                                      (5,414,826)      (2,359,993)     (10,707,728)      (5,170,134)
Redemption of preferred stock in excess
     of carrying amount                                       --               --               --            (74,875)
                                                      ------------     ------------     ------------     ------------
Net loss attributable to common shareholders          $ (5,414,826)    $ (2,359,993)    $(10,707,728)    $ (5,245,009)
                                                      ============     ============     ============     ============
Loss per common share - basic and diluted             $       (.44)    $       (.20)    $       (.88)    $       (.45)
                                                      ============     ============     ============     ============
Weighted average shares
    outstanding - basic and diluted                     12,212,900       11,666,700       12,123,000       11,664,700
                                                      ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INFONAUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                      2000                 1999
                                                                      ----                 ----
Cash flows from operating activities:
  Net loss                                                         $(10,707,728)    $ (5,170,134)
  Adjustments to reconcile net loss to cash provided
    by (used in) operating activities:
       Depreciation and amortization                                    294,587          727,968
       Amortization of discount on debt                                 266,448          573,820
       Accretion on convertible debt                                    105,000           80,625
       Provision for losses on accounts receivable                        6,000          206,213
       Amortization of deferred compensation                               --             62,500
       Equity in investee losses                                      5,940,977             --
       Changes in operating assets and liabilities:
         Receivables:
           Trade                                                       (119,043)        (195,960)
           Other                                                        468,674          (43,138)
       Prepaid and other assets                                          28,284          307,063
       Accounts payable                                                 156,115         (598,617)
       Due to affiliate                                               1,044,581             --
       Accrued expenses                                                (342,700)        (305,599)
       Accrued royalties                                                (75,606)         424,441
       Deferred revenue                                                 (53,385)      (1,693,104)
                                                                    -----------     ------------
            Net cash used in operating activities                    (2,987,796)      (5,623,922)
                                                                    -----------     ------------
Cash flows from investing activities:
    Purchases of property and equipment                                (500,459)        (236,017)
    Receipts from disposition of businesses, net                     11,853,990             --
    Purchase of intangibles                                             (70,000)            --
                                                                    -----------     ------------
            Net cash provided by (used in) investing activities      11,283,531         (236,017)
                                                                    -----------     ------------
Cash flows from financing activities:
    Proceeds from borrowings under accounts receivable
         purchase agreement                                                --          1,790,596
    Repayments of borrowings under accounts receivable
         purchase agreement                                                --           (257,496)
    Net proceeds from issuance of common stock                          940,453          169,792
    Repurchase of preferred stock                                          --           (333,358)
    Proceeds from long term borrowings                                     --          3,000,000
    Payments on capital lease obligations                                  --           (200,823)
                                                                    -----------     ------------
            Net cash provided by financing activities                   940,453        4,168,711
                                                                    -----------     ------------
Net increase (decrease) in cash and cash  equivalents                 9,236,188       (1,691,228)
Cash and cash equivalents, beginning of period                        3,739,024        3,267,811
                                                                    -----------     ------------
Cash and cash equivalents, end of period                            $12,975,212     $  1,576,583
                                                                    ===========     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INFONAUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         The unaudited consolidated financial statements of Infonautics, Inc. (including its subsidiaries, "Infonautics," and the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

         On December 15, 1999, Infonautics completed a transaction in which Infonautics contributed its Electric Library K-12 and public library contracts, assets, liabilities and related commitments into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company, in exchange for $16.5 million in cash and a 30.89% interest in bigchalk.com. Infonautics continues to develop and market its Sleuth Center sites. The Company also retained the rights to market Electric Library to end-users (subject to an option granted to bigchalk.com to purchase the end-user business). Additionally, the Company sold its e-commerce online archive business for $2 million.

3. INVESTMENT IN AFFILIATES:

         During January 2000, the Company's equity interest in the outstanding common stock of bigchalk.com was diluted from 30.89% to 30.28% as a result of a private financing closed by bigchalk.com. During the second quarter of 2000, bigchalk.com issued shares as part of an acquisition which reduced the Company's common stock ownership to approximately 27.5%. Fully diluted the Company's ownership position is approximately 19%. For the three months ended June 30, 2000, the Company recognized a charge of $3,442,000 as equity in the unaudited losses of bigchalk.com, for a total charge of $5,941,000 recognized for the six months ended June 30, 2000.

         The Company also incurred approximately $725,000 of content royalties and $250,000 of technical services fees to bigchalk.com during the three months ended June 30, 2000. For the six months ended June 30, 2000, the content royalties amounted to $1,422,000 and the technical services fees amounted to $490,000. These costs were the result of our content and technical services agreements with bigchalk.com. Content royalties are recorded as a cost of revenues and technical service fees are included in technical operations and development expenses. At June 30, 2000, $1,045,000 is due to bigchalk.com for these content royalties and technical services fees and is recorded on the balance sheet as due to affiliate.

The unaudited statement of operations of bigchalk.com for the six months ended June 30, 2000 is as follows, in millions:


                                  Six Months Ended June 30,
                                             2000
                                             ----
Net revenues                                 $ 17
Gross profit                                   11
Loss before taxes and accretion               (20)
Net loss to common shareholders               (20)


4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Interest expense of $105,000 and $81,000 was accrued on the February 1999 convertible debt instrument during the six months ended June 30, 2000 and 1999 respectively. Approximately $369,000 was recognized during the six months ended June 30, 1999 as amortization of the discount associated with the beneficial conversion feature on the convertible debt.

         Approximately $800,000 was recorded in February 1999 as an additional discount related to the valuation of warrants issued in connection with the convertible debt. For the six months ended June 30, 2000, $266,000 of this additional discount was amortized and recorded as interest expense, as compared to $204,000 for the six months ended June 30, 1999.

         Cash paid for interest expense was $5,000 and $46,000, for the six months ended June 30, 2000 and 1999, respectively.

         The Company issued common stock in February 2000, as part of the purchase of intangibles, with a fair value of approximately $120,000. During the six months ended June 30, 2000, the Company amortized $26,389 of this intangible.

         In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock made under the July 1998 financing, the Company charged additional paid-in capital in the first quarter of 1999 for approximately $75,000, which represents the excess of the redemption price over the accreted carrying value of the Series A Preferred Stock.

         Gross barter income and expenses of $256,548 and $178,550 are included in revenue and marketing expenses for the six months ended June 30, 2000 and 1999, respectively.

5. COMMITMENTS AND CONTINGENCIES:

         Leases:

         In April 2000, the Company entered a lease agreement to occupy office space for a term of three years. The lease terms provide for six free months of rent, commencing in July 2000, followed by annual commitments of $288,500, $303,500 and $318,500 for 2001, 2002 and 2003, respectively. The Company moved its principal office and occupied the space in July 2000, and will begin rental payments in January 2001. Rent expense will be recognized ratably over the term of the lease.

         The Company entered several financing arrangements to lease $172,000 of computer and telephone equipment, commencing in July 2000. The leases are classified as capital leases. The equipment has original lease terms ranging from 24 to 44 months, with a fair value purchase option at the end of each lease term. Leased equipment amounting to $172,370 will be included in property and equipment with aggregate minimum lease payments of approximately $205,000.

6. SUBSEQUENT EVENT:

         Agreement to merge company:

         On July 31, 2000, the Company, IBS Interactive, Inc. and First Avenue Ventures, Inc. announced a three-way strategic combination to create a publicly-held Venture Technology Company that will be named Digital Fusion, Inc. Under the terms of the definitive agreement, Infonautics and IBS Interactive stock will be converted to Digital Fusion stock at fixed exchange ratios. Shareholders of both companies will receive one share of Digital Fusion stock for each share of Infonautics or IBS Interactive stock that they own. First Avenue Ventures will invest $6 million in the new company and its shareholders will receive shares of Digital Fusion preferred or common stock, which will represent, in the aggregate, approximately 4.5% of the issued and outstanding shares of new company. The merger will be accounted for as a purchase transaction and is subject to certain closing conditions, including regulatory approvals and the approval of Infonautics' and IBS Interactive's shareholders.

         Exchange of Minority interest in Half.com:

         On July 11, 2000, Infonautics exchanged its minority interest in Half.com to eBay, Inc. for 174,387 shares of eBay, Inc. common stock in connection with eBay's acquisition of Half.com. The Company will account for this transaction in accordance with Statement of Financial Accounting Standards
(SFAS) Number 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses for eBay stock will be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

         Conversion of Class B common stock:

         Pursuant to a Notice of Conversion executed July 30, 2000, a co-founder of Infonautics and the sole holder of the Company's Class B common stock, converted the outstanding 100,000 shares of Class B common stock into 100,000 shares of Infonautics' Class A common stock pursuant to Article 3.D.1 of the Amended and Restated Articles of Incorporation. The Company effected the conversion as of August 3, 2000 and as a result holds the 100,000 shares of Class B common stock as Treasury stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report on Form 10-Q contains, in addition to historical information, forward-looking statements by Infonautics with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding the sufficiency of Infonautics' liquidity, including cash resources and capital, the number of registered users and subscribers, gross margins, current and future expenses and costs, future revenues and shortfalls in revenues, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in our marketing partners, capital expenditures, seasonality, operating results, licensing and service contracts with bigchalk.com, Inc., the transaction with bigchalk.com, Inc, the merger with IBS Interactive, Inc and First Avenue Ventures, Inc., failure of the Infonautics or IBS stockholders to approve the merger, completion of the transactions related to it, the risk that the Infonautics, IBS and First Avenue business will not be integrated successfully, costs related to the transaction, inability to further develop and achieve commercial success for Digital Fusion's business strategy, the value of any holdings by the companies, the tax and accounting treatment of the merger and related transactions, the closing of the transaction, and the deployment of each company's respective resources following the merger. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Infonautics as of the date of this document, and Infonautics assumes no obligation to update these cautionary statements or any forward-looking statements.

RECENT DEVELOPMENTS

July 30, 2000 agreement:

         On July 30, 2000, IBS Interactive, Inc. ("IBS"), Infonautics, Inc. ("Infonautics") and First Avenue Ventures, Inc. ("First Avenue") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement provides for a business combination to be accomplished by the formation of a holding company and the merger of subsidiaries of the holding company with and into IBS, Infonautics and First Avenue so that, after completion of the business combination, IBS, Infonautics and First Avenue will be wholly-owned subsidiaries of the new holding company which will be named Digital Fusion, Inc.

         In the business combination, stockholders of IBS and shareholders of Infonautics would receive one share of the common stock of Digital Fusion for each share of common stock of IBS or Infonautics that they own. Following completion of the business combination, stockholders of IBS would hold common stock of Digital Fusion representing approximately 34% of the outstanding common stock of Digital Fusion on a fully diluted basis; shareholders of Infonautics would hold common stock of Digital Fusion representing approximately 61% of the outstanding common stock of Digital Fusion on a fully diluted basis; and stockholders of First Avenue would hold common and preferred stock of Digital Fusion representing approximately 4.5% of the outstanding common stock of Digital Fusion on a fully diluted basis.

         Consummation of the business combination is subject to a number of conditions, including approval of the stockholders of IBS and the shareholders of Infonautics. The merger is expected to close in the fourth quarter.

         Even though there can be no assurance that the merger will be finalized, the Company will incur significant costs and fees while working to complete the transaction and if the merger is consummated, all direct costs will be capitalized as part of the purchase price and amortized. If the merger is not consummated, these costs will be expensed.

December 15, 1999 Transaction:

         On December 15, 1999, Infonautics completed a transaction in which Infonautics contributed its Electric Library K-12 and public library contracts, assets, liabilities and related commitments into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company. Infonautics continues to develop and market its Sleuth Center sites. The Company also retained the rights to market Electric Library to end-users (subject to an option granted to bigchalk.com to purchase the end-user business).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999, AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         PRO FORMA RESULTS OF OPERATIONS:

         The pro forma results of operations reflected here are based on available information and certain information and assumptions that the Company's management believes are reasonable. As a result of the transaction with bigchalk.com and Bell & Howell Company, the following pro forma information for the three and six months ended June 30, 1999 has been prepared for comparative purposes to the ongoing operations of the Company:


                                    Three Months          Six Months
                                    ------------          ----------
     Revenues                      $ 2,450,000           $ 4,446,000
     Costs and Expenses              3,426,000             6,463,000
     Loss from Operations             (976,000)           (2,017,000)


REVENUES.

         Total revenues were $3,006,000 for the three months ended June 30, 2000, and $5,977,000 for the three months ended June 30, 1999. Pro forma revenues for the three months ended June 30, 1999 were $2,450,000. Total revenues were $6,047,000 for the six months ended June 30, 2000 compared to $11,208,000 for the six months ended June 30, 1999. Pro forma revenues for the six months ended June 30, 1999 were $4,446,000.

         End-user subscription revenue, a continuing market for us, accounted for $2,507,000, or 83% of revenues for the three months ended June 30, 2000 and $2,154,000 or 88% of pro forma revenue for the three months ended June 30, 1999. Total end-user revenues were $4,908,000, or 81%, for the six months ended June 30, 2000 compared to $3,921,000, or 88% of pro forma revenues for the six months ended June 30, 1999. The increase in the total revenues is primarily a result of the increasing number of subscribers, as we had more than 100,000 subscribers at June 30, 2000 compared to approximately 88,000 at June 30, 1999.

         Advertising and other e-commerce revenues, a continuing market for us, were $499,000, or 17% of revenues for the three months ended June 30, 2000 and $230,000, or 9% of pro forma revenues for the three months ended June 30, 1999. Total advertising revenues were $1,133,000, or 19%, for the six months ended June 30, 2000 and $370,000, or 8% of pro forma revenues for the six months ended June 30, 1999. The Company expects that advertising and other e-commerce revenues growth will be impacted by the growing registered user base of the Company's web sites, and further by the size of the advertising and sponsorship contracts entered into in any one quarter, and accordingly, revenue growth may increase or decrease in consecutive quarters, but is expected to grow on an annual basis.

         There was no reseller revenue for the three months ended June 30, 2000, compared to approximately $66,000, or 3% of pro forma revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, reseller revenue was approximately $6,000 and $155,000, respectively. All reseller contracts have expired and we are no longer pursuing the reseller business.

         Educational revenues accounted for $3,042,000 or 51% of revenue for the three months ended June 30, 1999. Total educational revenues were $5,747,000 for the six months ended June 30, 1999. There were no educational revenues in 2000, as all educational contracts are now owned by bigchalk.com.

         E-commerce online publishing revenue was $192,000 or 3% of revenue in the three months ended June 30, 1999. Content management and custom archive services revenue was generated from primarily archive services. Revenue for the six months ended June 30, 1999 amounted to $415,000. There were no revenues from E-commerce online publishing in 2000, as we sold this business to Bell & Howell Information and Learning Company as part of our bigchalk.com transaction.

         Extranet and intranet knowledge management services (IntelliBank) revenue was $22,000, or less than 1% of revenue in the three months ended June 30, 1999. Revenue was $137,000 for the six months ended June 30, 1999. There were no IntelliBank revenues in 2000 as we have discontinued that business.

         There were no other revenue for the three months ended June 30, 2000 and there was $271,000 of other revenue, or 5% of revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, other revenue amounted to $0 and $463,000, respectively. Other revenue in 1999 consisted primarily of international revenue.

COST OF REVENUES.

         The principal elements of our cost of revenues during 2000 are royalty and license fees on end-user revenues paid to bigchalk.com, which is currently the sole provider of content, hardware and software, and communication costs associated with the delivery of the Electric Library services. Cost of revenues was $863,000, or 29% of revenues, for the three months ended June 30, 2000 compared to $1,819,000, or 30% of revenues, for the three months ended June 30, 1999. Cost of revenues for the six months ended June 30, 2000 and 1999 were $1,667,000, or 28% and $3,528,000,or 31% respectively.

         Cost of revenues in absolute dollars decreased in 2000 due to the decrease in revenues as a result of the sale of the educational and international contracts to bigchalk.com. Additionally, the percentage of cost of revenues decreased as a result of change in the product mix, as the advertising and e-commerce revenues make up a greater portion of revenues in 2000, and there are no royalty or license fees on these revenues.

CUSTOMER SUPPORT.

         Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $98,000 for the three months ended June 30, 2000, compared to $298,000 for the three months ended June 30, 1999. As a percentage of revenue, customer support expenses for the second quarter were 3% in 2000 and 5% in 1999. Customer support expenses were $118,000 for the six months ended June 30, 2000, compared to $570,000 for the six months ended June 30, 1999. The decrease in 2000 resulted primarily from lower staffing levels as a result of the bigchalk.com transaction. We anticipate continuing to make increasing customer support expenditures, including hiring customer support personnel, as we improve our customer service for all products on the Infonautics Network.

TECHNICAL OPERATIONS AND DEVELOPMENT.

         Technical operations and development expenses consist primarily of costs associated with maintaining our service, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of our new and existing sites. To date, all of our costs for technical operations and development have been expensed as incurred. Technical operations and development expenses were $1,585,000 or 53% of total revenues for the three months ended June 30, 2000, compared to $1,970,000 or 33% of total revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, the technical development and operations costs were $3,015,000 and $4,187,000, or 50% and 37% of total revenues, respectively. A significant portion of these development costs in 2000 have resulted from the technical services agreement with bigchalk.com, requiring a percentage of Electric Library end-user revenues to be paid to bigchalk.com for use of the Electric Library technical support and data center operations. The absolute dollar decrease was largely due to the bigchalk.com transaction, as many of our personnel and costs associated with those personnel were included in the sale to bigchalk.com. However, we expect that the level of technical operations and development expenses may increase quarter over quarter as we develop new and enhanced sites and upgrades to the current sites which may include the use of outside consultants and additional hiring.

SALES AND MARKETING.

         Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, marketing programs, advertising and promotion. Sales and marketing expenses were $1,904,000 for the three months ended June 30, 2000, compared to $3,021,000 for the three months ended June 30, 1999. As a percentage of revenue, sales and marketing costs were 63% and 51% for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing costs were $4,787,000 and $5,825,000, or 79% and 52% of revenue, for the six months ended June 30, 2000 and 1999 respectively. The principal reasons for the decrease in absolute dollars was a decrease in sales personnel costs as a result of the bigchalk.com transaction. Offsetting some of this cost reduction was a Sports Sleuth marketing campaign expensed in the first quarter of 2000, which cost approximately $1 million. Additionally, during 1999, we were implementing cost reduction efforts in our marketing programs. The marketing of the Electric Library end-user business has been and will continue to be limited. We use affiliate and other marketing programs to acquire registered users. We may accelerate these programs which could increase the cost of acquisition. We currently have no plans for a significant marketing program similar to the Sports Sleuth marketing campaign in March 2000. Further, we will no longer incur the same amount of trade show, conference and other costs of marketing to the educational market as a result of our bigchalk.com transaction.

GENERAL AND ADMINISTRATIVE.

         General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $537,000 for the three months ended June 30, 2000, compared to $818,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses were $1,240,000, as compared to $1,569,000 for the six months ended June 30, 1999. The decrease in general and administrative expenses is a result of reduced administrative costs associated with the e-commerce online publishing and the educational businesses which were sold as part of the bigchalk.com transaction. The Company will incur significant professional expenses related to the recently proposed merger. If the merger is consummated, these expenses will be capitalized as part of the purchase price and amortized. If the merger is not consummated, these costs will be expensed.

INCOME (LOSS) IN EQUITY INVESTMENT.

         The loss in equity investment consists of our share of the results of operations of bigchalk.com. The loss from equity in the bigchalk.com investment was $3,442,000 during the second quarter of 2000, and $5,941,000 for the six months ended June 30, 2000. There were no such investment losses during 1999. As of June 30, 2000, we held a 27.5% interest in the common stock of bigchalk.com. We expect that bigchalk.com will continue to generate net losses in 2000 as it develops its business and expands market share. These amounts are recognized each quarter based on the unaudited information provided by bigchalk.com and may change as a result of any quarterly or year end adjustments.

INTEREST INCOME (EXPENSE), NET.

         The Company earned net interest income of $8,000 in the three months ended June 30, 2000, as compared to net interest expense of $412,000 in the three months ended June 30, 1999. Approximately $194,000 of interest income was earned in the current quarter. Offsetting this income was $186,000 in interest expense primarily arising from interest accrued upon the convertible debt issued on February 11, 1999, and the amortization of the debt discount (which is due to the warrant valuation and beneficial conversion feature of the convertible debt). Approximately $426,000 of interest expense was incurred in the prior year quarter, primarily a result of the amortization of the debt discount and interest expense related to the convertible debentures. The Company earned net interest income of $13,000 in the six months ended June 30, 2000, as compared to net interest expense of $699,000 in the six months ended June 30, 1999. Offsetting the interest income of $390,000 for the six months ended June 30, 2000 is interest expense of $377,000. This expense is primarily related to the interest accrued upon the convertible debt issued on February 11, 1999, and the amortization of the debt discount. For the six months ended June 30, 1999, $746,000 of interest expense was incurred, arising from the interest and discount on the convertible debt, plus amortization of an additional $369,000 discount recorded for issuance of the convertible debt below market.

         The Company expects the interest expense to decrease in the third quarter of 2000, as the discount on convertible debt will be fully amortized by August 11, 2000, and we expect that the debt will either be converted by the holder into approximately 800,000 shares of Class A common stock, or if not converted, the debt will be repaid by the company.

INCOME TAXES.

         A valuation allowance has been established against the Company's net deferred tax asset due to the Company's history of losses, and the uncertainty as to the realizability of the asset.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have funded our operations and capital requirements through proceeds from the private sale of equity securities, our initial public offering, proceeds from the transaction with Bell & Howell Company and bigchalk.com, proceeds from the issuance of preferred stock, utilization of an accounts receivable purchase agreement, and, to a lesser extent, operating and capital leases.

         We had cash, cash equivalents and investments of approximately $12,975,000 at June 30, 2000, as compared to $3,739,000 at December 31, 1999, an increase of $9,236,000. We collected a $13.5 million receivable note arising from the Bell & Howell and bigchalk.com transaction in January. We monitor our cash and investment balances regularly and invest excess funds in a short-term government investment fund.

         We had working capital of approximately $7,376,000 at June 30, 2000, which includes $3,229,000 of convertible debt which is due to be paid or converted by August 11, 2000.

         We used cash in operations of approximately $2,988,000 for the six months ended June 30, 2000 compared with $5,624,000 for the comparable period in 1999. This decrease in cash used is primarily a result of the timing of payables as well as a decrease in costs related to the sale of the educational and online publishing businesses during the fourth quarter of 1999.

         Net cash provided by investing activities was $11,284,000 for the six months ended June 30, 2000, reflecting the collection of the note receivable from the transaction with bigchalk.com net of related fees. This compares to cash used in investing activities of $236,000 for the six months ended June 30, 1999. Net cash used for capital expenditures was $500,000 and $236,000, respectively, for the six months ended June 30, 2000 and 1999. Net cash used for the purchase of intangibles related to Newsdirectory.com was $70,000 for the six months ended June 30, 2000.

         Our principal commitments at June 30, 2000 consisted of obligations under the bigchalk.com service, license agreements, leases for facilities and equipment, and professional fees related to the merger agreement.

         Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of our operations and systems. We expect that our capital expenditures will increase as the number of sites on the Infonautics Network increases. As of June 30, 2000, we had commitments for approximately $1,100,000 in leasehold improvements for the new office space, furniture and fixtures, and capital expenditures for equipment to support the increased customer base. We anticipate that our planned purchases of property and equipment will require additional commitments of approximately $400,000 for the remainder of 2000, a portion of which we may finance through equipment leases, or a working capital line of credit. We have obtained financing for some of this equipment through equipment leases, however, there can be no guarantee we will obtain future lease financing.

         Net cash provided by financing activities was $940,000 in the six months ended June 30, 2000, compared to $4,169,000 in the six months ended June 30, 1999. During 2000, we received funds through the exercise of stock options of mostly former employees who were hired by bigchalk.com and had until March 30, 2000 to exercise options. In February 1999, we raised an additional $3 million through the issuance of convertible debt. In May 1999, we entered a receivable purchase agreement with a bank, which provided a net amount of $1,533,000 to the company through June 30, 1999.

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

SEASONALITY

During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, our sites may experience reduced user traffic. For example, our experience with Electric Library shows that new user registrations and usage of the site declines during the summer months and around the year-end holidays. Our experience with Company Sleuth shows that new user registrations and usage of the site declines at about the same times. Not all of our sites may experience the same seasonal effects and some might experience increased usage during certain times of the year. Seasonality may also affect advertising and affiliate performance which could in turn affect our sites' performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II.      OTHER INFORMATION

Item 6.    Exhibits & Reports on Form 8-K

(a)      Exhibits:

                  10.1 - Lease between American Baptist Churches USA and Infonautics Corporation

                  27 - Financial Data Schedule

(b)      Reports on Form 8-K:

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INFONAUTICS, INC.

Date: August 14, 2000                  /s/ David Van Riper Morris
                                       ----------------------------
                                       David Van Riper Morris
                                       Chief Executive Officer

Date: August 14, 2000                  /s/ Federica F. O'Brien
                                       ----------------------------
                                       Federica F. O'Brien
                                       Chief Financial Officer