Form 10-Q
period 2000-09-30
INFONAUTICS INC
filed 2000-11-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 0-28284

INFONAUTICS, INC.
(exact name of registrant as specified in its charter)

Pennsylvania	23-2707366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 590 North Gulph Road
King of Prussia, Pa 19406-2800
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

Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2000
Class A Common Stock, no par value	12,675,406
Class B Common Stock, no par value	0

INFONAUTICS, INC.
Form 10Q

INDEX

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	16

INFONAUTICS, INC.
Consolidated Balance Sheets

ASSETS	September 30, 2000 (unaudited)	December 31, 1999
Current assets:
Cash and cash equivalents	7,881,011	$3,739,024
Marketable securities	10,343,697	—
Receivables:
Trade, less allowance for doubtful accounts of $20,996 in 2000 and $99,800 in 1999	879,460	637,316
Due from affiliate	—	13,500,000
Other	33,473	513,231
Prepaid expenses and other assets	572,709	267,230

Total current assets	19,710,350	18,656,801

Property and equipment, net	1,983,885	492,438
Investments in affiliates	1,445,444	10,885,773
Intangible and other assets	223,893	26,415

Total assets	$23,363,572	$30,061,427

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of obligations under capital lease	$54,020	$—
Accounts payable	1,354,343	916,292
Due to affiliate	919,651	—
Accrued expenses	562,395	2,438,515
Accrued royalties	—	75,606
Deferred revenue	566,485	858,159
Convertible debt	—	2,857,322

Total current liabilities	3,456,894	7,145,894

Non-current liabilities
Obligations under capital lease	107,203	—

Total non-current liabilities	107,203	—

Total liabilities	3,564,097	7,145,894

Commitments and contingencies

Shareholders' equity :
Class A common stock, no par value; 25,000,000 shares authorized; one vote per share; 12,675,406 and 11,757,076 shares issued and outstanding at September 30, 2000 and December 31, 1999 respectively	—	—

Class B common stock, no par value; 100,000 shares authorized, 0 outstanding as of September 30, 2000; 100,000 outstanding as of October 31, 1999	—	—
Additional paid-in capital	61,566,927	58,316,564
Accumulated deficit	(44,827,527)	(35,401,031)
Treasury stock, at cost	(387,500)	—
Other comprehensive income	3,447,575	—

Total shareholders' equity	19,799,475	22,915,533

Total liabilities and shareholders' equity	23,363,572	30,061,427

The accompanying notes are an integral part of these consolidated financial statements.

INFONAUTICS, INC.

Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Revenues	$2,824,104	$6,171,893	$8,870,948	$17,379,924

Costs and expenses:
Cost of revenues	768,447	1,726,873	2,435,180	5,254,817
Customer support expenses	138,276	303,243	256,416	873,025
Technical operations and development expenses	1,705,619	2,077,216	4,720,606	6,264,075
Sales and marketing expenses	1,848,575	3,016,391	6,635,609	8,841,625
General and administrative expenses	559,250	798,089	1,799,121	2,367,234

Total costs and expenses	5,020,167	7,921,812	15,846,932	23,600,776

Loss from operations	(2,196,063)	(1,749,919)	(6,975,984)	(6,220,852)
Equity in net losses of unconsolidated affiliate	(3,219,352)	—	(9,160,329)	—
Other income	6,616,122	—	6,616,122	—
Interest income (expense), net	80,525	(274,732)	93,695	(973,933)

Net income (loss)	1,281,232	(2,024,651)	(9,426,496)	(7,194,785)
Redemption of preferred stock in excess of carrying amount	—	—	—	(74,875)

Net income (loss) attributable to common shareholders	$1,281,232	$(2,024,651)	$(9,426,496)	$(7,269,660)

Income (loss) per common share - basic	$0.10	$(0.17)	$(0.76)	$(0.62)

Weighted average shares outstanding - basic	12,468,000	11,692,400	12,429,700	11,682,800

Income (loss) per common share - diluted	$0.10	$(0.17)	$(0.76)	$(0.62)

Weighted average shares outstanding - diluted	12,628,000	11,692,400	12,429,700	11,682,800

The accompanying notes are an integral part of these consolidated financial statements.

INFONAUTICS, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(9,426,496)	$(7,194,785)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	514,838	1,118,822
Amortization of discount on debt	328,302	707,045
Accretion on convertible debt	130,813	133,125
Provision for losses on accounts receivable	15,000	293,672
Amortization of deferred compensation	—	93,750
Equity in investee losses	9,160,329	—
Other income	(6,616,122)	—
Changes in operating assets and liabilities:
Receivables:
Trade	(257,144)	(619,603)
Other	479,758	(141,892)
Prepaid and other assets	(355,179)	293,947
Accounts payable	598,708	(402,208)
Due to affiliate	919,651	—
Accrued expenses	(390,767)	(241,177)
Accrued royalties	(75,606)	659,908
Deferred revenue	(291,674)	1,808,140

Net cash used in operating activities	(5,265,589)	(3,491,256)

Cash flows from investing activities:
Purchases of property and equipment	(1,797,799)	(352,698)
Investment at cost	—	(160,000)
Receipts from disposition of businesses, net	11,853,990
Purchase of intangibles	(70,000)	—

Net cash provided by (used in) investing activities	9,986,191	(512,698)

Cash flows from financing activities:
Proceeds from borrowings under accounts receivable purchase agreement	—	2,443,734
Repayments of borrowings under accounts receivable purchase agreement	—	(1,973,139)
Net proceeds from issuance of common stock	976,953	367,389
Repurchase of preferred stock	—	(333,358)
Proceeds from long term borrowings	—	3,000,000
Payments on capital lease obligations	(7,897)	(305,500)
Repayment of long term borrowings	(1,547,671)	—

Net cash provided by (used in) financing activities	(578,615)	3,199,126

Net increase (decrease) in cash and cash equivalents	4,141,987	(804,828)
Cash and cash equivalents, beginning of period	3,739,024	3,267,811

Cash and cash equivalents, end of period	$7,881,011	$2,462,983

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

2. THE COMPANY AND 1999 TRANSACTION:

Infonautics, Inc. is a provider of personalized information agents and Internet sites. The Infonautics Network of web properties includes the free, advertising supported Sleuth content notification sites featuring Company Sleuth, Sports Sleuth, Job Sleuth, and Entertainment Sleuth. The Infonautics Network also includes search and reference sites consisting of the subscriber based Electric Library and the free Encyclopedia.com, eLibrary Tracker and Newsdirectory.com.

On December 15, 1999, Infonautics completed a transaction in which Infonautics contributed its Electric Library K-12 and public library contracts, assets, liabilities and related commitments into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company, in exchange for $16.5 million in cash and a 30.89% interest in bigchalk.com. Infonautics continues to develop and market its Sleuth sites. The Company also retained the rights to market Electric Library to end-users (subject to an option granted to bigchalk.com to purchase the end-user business). In addition, on December 15, 1999, Infonautics contributed its e-commerce online publishing business to Bell & Howell Information and Learning Company for $2 million as part of our bigchalk.com transaction.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities:

At September 30, 2000, marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value based on quoted market prices.

Other Comprehensive Income:

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to the equity that are not the result of transactions with shareholders. Comprehensive income is comprised of two subsets - net income and other comprehensive income. Unrealized gains on marketable securities and the derivative collars represent the only items of other comprehensive income reported by the Company at September 30, 2000. The Company had no items of other comprehensive income at December 31, 1999.

4. SIGNIFICANT EVENT:

On July 31, 2000, the Company, IBS Interactive, Inc. ("IBS Interactive") and First Avenue Ventures, Inc. ("First Avenue Ventures") announced a three-way strategic combination to create a publicly-held venture technology company named Digital Fusion, Inc. Under the terms of the definitive reorganization agreement, the stock of Infonautics, IBS Interactive and First Avenue was to have been converted to Digital Fusion stock at fixed exchange ratios.

On November 10, 2000, the Company, IBS Interactive and First Avenue Ventures announced that they had agreed to terminate the reorganization agreement and to abandon the strategic combination.

5. DEFERRED MERGER COSTS:

Included in prepaid and other assets are $427,000 of professional costs directly related to the Digital Fusion strategic combination. Because the reorganization agreement relating to the strategic combination was terminated on November 10, 2000, these costs will be expensed in the fourth quarter.

6. INVESTMENT IN AFFILIATES:

During January 2000, the Company's equity interest in the outstanding common stock of bigchalk.com was diluted from 30.89% to 30.28% as a result of a private financing closed by bigchalk.com. In April 2000, this investment was diluted to 27.5%, as a result of common stock issued by bigchalk.com in an acquisition. For the three months ended September 30, 2000, the Company recognized a charge of $3,219,000 as equity in the unaudited losses of bigchalk.com, for a total charge of $9,160,000 recognized for the nine months ended September 30, 2000.

The Company also incurred approximately $659,000 of content royalties and $227,000 of technical services fees to bigchalk.com during the three months ended September 30, 2000. For the nine months ended September 30, 2000, the content royalties amounted to $2,081,000 and the technical services fees amounted to $718,000. These costs were the result of our content and technical services agreements with bigchalk.com. Content royalties are recorded as a cost of revenues and technical service fees are included in technical operations and development expenses. At September 30, 2000, $920,000 is due to bigchalk.com for these content royalties and technical services fees and is recorded on the balance sheet as due to affiliate.

The unaudited statement of operations of bigchalk.com for the nine months ended September 30, 2000 is as follows, in millions:

Nine months ended September 30, 2000 (unaudited)
Net revenues	$26
Gross profit	17
Loss before taxes and accretion	(33)
Net loss to common shareholders	(32)

7. OTHER INCOME:

On July 11, 2000, Infonautics exchanged its minority interest in Half.com, Inc. for 174,387 shares of eBay Inc. common stock in connection with eBay's acquisition of Half.com. On that date, Infonautics received 90% of the total agreed exchange amount, or 156,953 shares of eBay. Infonautics reported the transaction at fair value, resulting in a new accounting basis and a gain to the extent of the difference in the fair value from the Company's basis in Half.com.

8. BASIC AND DILUTED EPS

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

In the three months ended September 30, 2000, the Company recognized net income of $1,281,232 and accordingly calculated diluted earnings per share. For the nine months ended September 30, 2000 the Company recorded a net loss. Therefore, for the year to date, basic and diluted EPS are equal, as common stock equivalents are not included as inclusion of such shares would have an anti-dilutive effect.

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,

	2000	1999	2000	1999
Basic Net Income (Loss)Per Share
Net income (loss) applicable to common shareholders	$1,281,232	$(2,024,651)	$(9,426,496)	$(7,269,660)

Weighted average common shares outstanding	12,468,000	11,692,400	12,429,700	11,682,800

Basic net income (loss) per share	0.10	(0.17)	(0.76)	(0.62)

Diluted Net Income (Loss) Per Share
Income (loss) for purposes of computing diluted net income (loss) per share	$1,281,232	$(2,024,651)	$(9,426,496)	$(7,269,660)

Weighted average common shares outstanding	12,468,000	11,692,400	12,429,700	11,682,800

Dilutive stock options	160,000	—	—	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	12,628,000	11,692,400	12,429,700	11,682,800

Diluted net income (loss) per share	0.10	(0.17)	(0.76)	(0.62)

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest expense of $131,000 and $133,000 was accrued on the February 1999 convertible debt instrument during the nine months ended September 30, 2000 and 1999 respectively. Approximately $369,000 was recognized during the nine months ended September 30, 1999 as amortization of the discount associated with the beneficial conversion feature on the convertible debt.

Approximately $800,000 was recorded in February 1999 as an additional discount related to the valuation of warrants issued in connection with the convertible debt. For the nine months ended September 30, 2000, $328,000 of this additional discount was amortized and recorded as interest expense, as compared to $338,000 for the nine months ended September 30, 1999.

Cash paid for interest expense was approximately $155,000 and $64,000, for the nine months ended September 30, 2000 and 1999, respectively.

The Company issued common stock in February 2000, as part of the purchase of intangibles, with a fair value of approximately $120,000. During the nine months ended September 30, 2000, the Company amortized $42,222 of this intangible asset.

In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock made under the July 1998 financing, the Company charged additional paid-in capital in the first quarter of 1999 for approximately $75,000, which represents the excess of the redemption price over the accreted carrying value of the Series A Preferred Stock.

Gross barter income and expenses of $482,000 and $250,000 are included in revenue and marketing expenses for the nine months ended September 30, 2000 and 1999, respectively.

The Company acquired approximately $169,000 of telephone and computer equipment in the nine months ended September 30, 2000, utilizing capital leases.

On August 14, 2000, the Company converted $1.6 million in principal plus accrued interest, to the holder of the $3 million Convertible Debenture into Class A common stock. The remaining principal and interest was paid.

10. COMMITMENTS AND CONTINGENCIES:

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

The Company entered several financing arrangements to lease approximately $169,000 of computer and telephone equipment, commencing in July 2000. The leases are classified as capital leases. The equipment has original lease terms ranging from 24 to 44 months, with a fair value purchase option at the end of each lease term. The aggregate minimum lease payments are approximately $205,000.

 11. STOCKHOLDERS' EQUITY:

Conversion of Class B Common Stock:

Pursuant to a Notice of Conversion executed July 30, 2000, a co-founder of Infonautics and the sole holder of the Company's Class B common stock, converted the outstanding 100,000 shares of Class B common stock into 100,000 shares of Infonautics' Class A common stock. The Company effected the conversion as of August 3, 2000 and as a result holds the 100,000 shares of Class B common stock as Treasury stock.

The conversion of the Class B common stock into Class A common stock was valued at $3.875, the closing price of Infonautics Class A common stock on the effective date.

Convertible Debenture:

On August 14, 2000, the holder of the $3 million Convertible Debenture, made with the Company in February 1999, converted $1.6 million in principal plus $168,767 of accrued interest of the Debenture amount into 428,273 shares of Class A Common Stock of the Company. In addition, the Company paid the remaining $1.4 million principal balance of the Debenture plus accrued interest of $147,671. The notice of conversion and repayment followed an extension of one business day to the maturity date of the Debenture, which was mutually agreed to by the holder of the Debenture and the Company.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains, in addition to historical information, forward-looking statements by Infonautics with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding the strategic combination to form Digital Fusion, Inc., the termination of the Digital Fusion strategic combination, the consequences of the termination of the strategic combination, the costs and fees related to the strategic combination, the sufficiency of Infonautics' liquidity, including cash resources and capital, the number of registered users and subscribers, gross margins, current and future expenses and costs, future revenues and shortfalls in revenues, use of system resources and marketing effects, growth and expansion plans, sales and marketing plans, changes in our marketing partners, capital expenditures, seasonality, operating results, licensing and service contracts with bigchalk.com, Inc., the transaction with bigchalk.com, Inc., and the Company's status under the Investment Company Act of 1940.

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

 RECENT DEVELOPMENTS

July 30, 2000 and November 10, 2000 agreements:

On July 30, 2000, IBS Interactive, Inc. ("IBS"), Infonautics, Inc. ("Infonautics") and First Avenue Ventures, Inc. ("First Avenue") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement provided for a business combination to be accomplished by the formation of a holding company and the merger of subsidiaries of the holding company with and into IBS, Infonautics and First Avenue so that, after completion of the business combination, IBS, Infonautics and First Avenue would have been wholly-owned subsidiaries of the new holding company which would have been named Digital Fusion, Inc.

On November 10, 2000, IBS, Infonautics and First Avenue entered into a Termination Agreement pursuant to which they agreed to terminate the Reorganization Agreement without any liability of any party to any other party.

The Company has incurred significant costs and fees while working to complete the transaction. Because the Reorganization Agreement has been terminated, all direct costs will be expensed as of the termination date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES.

Total revenues were $2,824,000 for the three months ended September 30, 2000, and $6,172,000 for the three months ended September 30, 1999. Total revenues were $8,871,000 for the nine months ended September 30, 2000 compared to $17,380,000 for the nine months ended September 30, 1999.

End-user subscription revenue, a continuing market for us, accounted for $2,277,000, or 81% of revenues for the three months ended September 30, 2000 and $2,086,000 or 34% of revenue for the three months ended September 30, 1999. Total end-user revenues were $7,185,000, or 81% of total revenues, for the nine months ended September 30, 2000 compared to $6,007,000, or 35% of revenues for the nine months ended September 30, 1999. The increase in the total revenues is primarily a result of the increasing number of subscribers, as we had approximately 100,000 Electric Library subscribers at September 30, 2000 compared to approximately 83,000 at September 30, 1999. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk. The Company experienced seasonality in the third quarter of 2000, which has had a negative impact in end-user revenue growth. Additionally, the Company did not incur significant customer acquisition costs in the third quarter to grow the subscriber base. Therefore, we do not expect significant revenue growth in the fourth quarter. The Company also experienced limited outages, and customer service and billing disruptions during the third quarter. This was the result of, among other factors, the Company's and bigchalk.com Inc.'s data center moves and separation of services. While we believe that end user revenues were not impacted significantly in the third quarter, future outages and disruptions could impact end user revenues and their growth and could cause us to incur substantial costs.

Advertising and other e-commerce revenues, a continuing market for us, were $547,000, or 19% of revenues for the three months ended September 30, 2000 and $262,000, or 4% of revenues for the three months ended September 30, 1999. Total advertising revenues were $1,680,000, or 19%, for the nine months ended September 30, 2000 and $632,000, or 4% of revenues for the nine months ended September 30, 1999. The Company expects that advertising and other e-commerce revenue growth will be impacted by the growing registered user base of the Company's web sites. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk.com. We also expect this revenue to be affected by the size of the advertising and sponsorship contracts entered into in any one quarter and industry pressure on e-commerce advertising. Accordingly, revenue growth may increase or decrease in consecutive quarters, but is expected to grow on an annual basis. The volatility in pricing for banner advertising in the marketplace may negatively impact future revenues. However, we are increasing our internal sales force in order to rely less on outside selling agents, which is expected to partly offset negative pressures on revenue growth.

There was no reseller revenue for the three months ended September 30, 2000, compared to approximately $32,000, or 1% of revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, reseller revenue was approximately $6,000 and $155,000, respectively. All reseller contracts have expired and we are no longer pursuing the reseller business.

Educational revenues accounted for $3,440,000 or 56% of revenue for the three months ended September 30, 1999. Total educational revenues were $9,186,000 for the nine months ended September 30, 1999. There were no educational revenues in 2000, as all educational contracts are now owned by bigchalk.com.

 E-commerce online publishing revenue was $183,000 or 3% of revenue in the three months ended September 30, 1999. Content management and custom archive services revenue was generated from primarily archive services. Revenue for the nine months ended September 30, 1999 amounted to $598,000. There were no revenues from E-commerce online publishing in 2000, as we sold this business to Bell & Howell Information and Learning Company as part of our bigchalk.com transaction.

Extranet and intranet knowledge management services (IntelliBank) revenue was $30,000, or less than 1% of revenue in the three months ended September 30, 1999. Revenue was $167,000 for the nine months ended September 30, 1999. There were no IntelliBank revenues in 2000 as we have discontinued that business.

There was no other revenue for the three months ended September 30, 2000 and there was $171,000 of other revenue, or 3% of revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, other revenue amounted to $0 and $635,000, respectively. Other revenue in 1999 consisted primarily of international revenue.

COST OF REVENUES.

The principal elements of our cost of revenues during 2000 are royalty and license fees on end-user revenues paid to bigchalk.com, which is currently the sole provider of content, hardware and software, and communication costs associated with the delivery of the Electric Library products. Cost of revenues was $768,000, or 27% of revenues, for the three months ended September 30, 2000 compared to $1,727,000, or 28% of revenues, for the three months ended September 30, 1999. Cost of revenues for the nine months ended September 30, 2000 and 1999 were $2,435,000, or 27% and $5,255,000,or 30% respectively.

Cost of revenues in absolute dollars decreased in 2000 due to the decrease in revenues as a result of the sale of the educational and international contracts to bigchalk.com. Additionally, the percentage of cost of revenues decreased as a result of change in the product mix, as the advertising and e-commerce revenues make up a greater portion of revenues in 2000, and there are no royalty or license fees on these revenues. In December 2000, bigchalk.com has the option to reprice the content services they provide us based on their actual cost. The Company is currently in discussions with bigchalk.com and we believe the pricing structure will remain relatively the same. In addition, the Company has also contacted other parties who might be able to provide us with the content and processing required to deliver the consumer version of Electric Library. However, cost of revenues may increase or decrease as a percentage of sales based on the new pricing structure and service provider, which cannot currently be determined.

CUSTOMER SUPPORT.

Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $138,000 for the three months ended September 30, 2000, compared to $303,000 for the three months ended September 30, 1999. As a percentage of revenue, customer support expenses for the third quarter were 5% in 2000 and 5% in 1999. Customer support expenses were $256,000 for the nine months ended September 30, 2000, compared to $873,000 for the nine months ended September 30, 1999. The decrease in 2000 resulted primarily from lower staffing levels as a result of the bigchalk.com transaction. We have incurred additional customer support expenses as a result of outages, customer service and billing interruptions during the third quarter. We anticipate continuing to make increasing customer support expenditures, including hiring customer support personnel, as we improve our customer service for all of our products.

TECHNICAL OPERATIONS AND DEVELOPMENT.

Technical operations and development expenses consist primarily of costs associated with maintaining our products, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of our new and existing sites. Technical operations and development expenses were $1,706,000 or 60% of total revenues for the three months ended September 30, 2000, compared to $2,077,000 or 34% of total revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the technical development and operations costs were $4,721,000 and $6,264,000, or 53% and 36% of total revenues, respectively. A portion of these development costs in 2000 have resulted from the technical services agreement with bigchalk.com, requiring a percentage of Electric Library end-user revenues to be paid to bigchalk.com for use of the Electric Library technical support and data center operations. The absolute dollar decrease was largely due to the bigchalk.com transaction, as many of our personnel and costs associated with those personnel were included in the sale to bigchalk.com. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk. During the three months ended September 30, 2000, we incurred additional technical operations and development expenses as a result of outages, customer service and billing interruptions and data center moves during the third quarter.

In December 2000, bigchalk.com has the option to reprice the technical services they provide us based on their actual cost. As a result, the technical services costs may increase as a percentage of sales. Additionally, we are currently implementing cost reduction efforts including headcount reductions, limited use of consultants, and selected upgrades to the existing sites. However, the Company may develop new sites, which could result in an offset to some of these cost reductions.

SALES AND MARKETING.

Sales and marketing costs consist primarily of costs related to compensation, marketing programs, advertising, promotion and attendance at conferences and trade shows. Sales and marketing expenses were $1,849,000 for the three months ended September 30, 2000, compared to $3,016,000 for the three months ended September 30, 1999. As a percentage of revenue, sales and marketing costs were 65% and 49% for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing costs were $6,636,000 and $8,842,000, or 75% and 51% of revenue, for the nine months ended September 30, 2000 and 1999 respectively. The principal reasons for the decrease in absolute dollars was a decrease in sales personnel costs as a result of the bigchalk.com transaction. Offsetting some of this cost reduction in the nine months ending September 30, 2000 was a Sports Sleuth marketing campaign expensed in the first quarter of 2000, which cost approximately $1 million. Additionally, during 1999, we were implementing cost reduction efforts in our marketing programs. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk. The marketing of the Electric Library end-user business has been and will continue to be limited in the near term. We use affiliate and other marketing programs to acquire registered users. We do not expect to accelerate these programs, or run any significant marketing campaigns. However, we are increasing our internal sales force. Further, we no longer incur the same amount of trade show, conference and other costs of marketing to the educational market as a result of our bigchalk.com transaction.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $559,000 for the three months ended September 30, 2000, compared to $798,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses were $1,799,000, as compared to $2,367,000 for the nine months ended September 30, 1999. The decrease in general and administrative expenses is a result of reduced administrative costs associated with the e-commerce online publishing and the educational businesses, which were sold as part of the bigchalk.com transaction. The Company has incurred significant professional expenses related to the proposed business combination with IBS and First Avenue, of which approximately $427,000 has been deferred as of September 30, 2000. Costs related to the reorganization, which was terminated on November 10, 2000, will be expensed in the fourth quarter of 2000, and are not expected to exceed $1,000,000.

INCOME (LOSS) IN EQUITY INVESTMENT.

The loss in equity investment consists of our share of the results of operations of bigchalk.com. The loss from equity in the bigchalk.com investment was $3,219,000 during the third quarter of 2000, and $9,160,000 for the nine months ended September 30, 2000. There were no similar investment losses during 1999. This negative pickup is not expected to impact future quarters in excess of $1.45 million, which is the Company's original investment in bigchalk.com less its equity interest in accumulated losses of bigchalk.com through September 30, 2000. As of September 30, 2000, we held a 27.54% interest in the common stock of bigchalk.com. We expect that bigchalk.com will continue to generate net losses in 2000 as it develops its business and expands market share. These amounts are recognized each quarter based on the unaudited information provided by bigchalk.com and may change as a result of any quarterly or year end adjustments.

OTHER INCOME.

The Company realized a $6,616,000 gain on the fair value of the shares of eBay Inc. received during the quarter in exchange for the Company's $280,000 cost basis investment in Half.com Inc., exclusive of 17,000 shares held in escrow. There was no other income during the three and nine-month periods ended September 30, 1999. The Company purchased a six and twelve month option collar on 130,500 and 26,453 shares, respectively, of eBay Inc. stock. As a result, the Company is guaranteed to recognize a minimum gain of approximately $980,000 while the six and twelve month derivative collar contracts are effective. This represents the difference between the strike price of the puts and the value of the eBay stock at July 11, 2000. The maximum potential gain under the collars is limited to approximately $3.5 million. Approximately 17,000 additional shares of eBay are held in escrow and are not valued on the balance sheet, included in the income statement, or hedged. These shares will be released to the Company in July 2001, assuming there are no matters for which Half.com is required to indemnify eBay.

INTEREST INCOME (EXPENSE), NET.

The Company earned net interest income of $81,000 in the three months ended September 30, 2000, as compared to net interest expense of $275,000 in the three months ended September 30, 1999. Approximately $173,000 of interest income was earned in the current quarter. Offsetting this income was $93,000 in interest expense primarily arising from interest accrued upon the convertible debt issued on February 11, 1999, and the amortization of the debt discount, which is due to the warrant valuation and beneficial conversion feature of the convertible debt. Approximately $290,000 of interest expense was incurred in the prior year quarter, primarily a result of the amortization of the debt discount and interest expense related to the convertible debentures. The Company earned net interest income of $94,000 in the nine months ended September 30, 2000, as compared to net interest expense of $974,000 in the nine months ended September 30, 1999. Offsetting the interest income of $563,000 for the nine months ended September 30, 2000 is interest expense of $469,000. This expense is primarily related to the interest accrued upon the convertible debt issued on February 11, 1999, and the amortization of the debt discount. For the nine months ended September 30, 1999, $974,000 of interest expense was incurred, arising mainly from the interest and discount on the convertible debt, amortization of an additional $369,000 discount recorded for issuance of the convertible debt below market, and interest owed on the accounts receivable financing line.

The Company expects the interest expense to decrease in the fourth quarter of 2000, as the discount on convertible debt has been fully amortized.

INCOME TAXES.

We have not recorded an income tax benefit because we have incurred net operating losses since inception. As of December 31, 1999, we had approximately $18.3 million in Federal net operating loss carry forwards. The Federal net operating losses will expire beginning in 2008 through 2019 if not utilized. The state net operating losses of $6.0 million will expire beginning in 2005 if not utilized. A portion or all of net operating loss carryforwards, which can be utilized in any year, may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

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

We had cash and cash equivalents of approximately $7,881,000 at September 30, 2000, as compared to $3,739,000 at December 31, 1999, an increase of $4,142,000. We collected a $13.5 million note receivable arising from the Bell & Howell and bigchalk.com transaction in January. Additionally we have marketable securities available for sale of $10,344,000. We monitor our cash balances regularly and invest excess funds in a short-term government investment fund. We had working capital of approximately $16,253,000 at September 30, 2000.

We used cash in operations of approximately $5,266,000 for the nine months ended September 30, 2000 compared with $3,491,000 for the comparable period in 1999. This increase in cash used largely reflects the absence of positive cash flow from operations in the third quarter of 1999, arising from collections from educational customers, which business had been sold as part of the bigchalk.com transaction.

Net cash provided by investing activities was $9,986,000 for the nine months ended September 30, 2000, which includes collection of the $13.5 million note receivable from the transaction with bigchalk.com net of related fees. This compares to cash used in investing activities of $513,000 for the nine months ended September 30, 1999. Net cash used for capital expenditures was $1,798,000 and $353,000, respectively, for the nine months ended September 30, 2000 and 1999. Net cash used for the purchase of intangibles related to Newsdirectory.com was $70,000 for the nine months ended September 30, 2000.

Our principal commitments at September 30, 2000 consisted of obligations under the bigchalk.com service, license agreements, leases for facilities and equipment, and professional fees related to the merger agreement.

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of our operations and systems. We expect that our capital expenditures will increase as the number of sites on the Infonautics Network increases. As of September 30, 2000, we had commitments for approximately $200,000 in leasehold improvements for the new office space, furniture and fixtures, and capital expenditures for equipment and billing software. We anticipate that our planned purchases of property and equipment will require additional commitments of approximately $200,000 for the remainder of 2000, a portion of which we may finance through equipment leases, or a working capital line of credit. We have obtained financing for some of this equipment through equipment leases; however, there can be no guarantee we will obtain future lease financing.

Net cash used in financing activities was $579,000 in the nine months ended September 30, 2000, compared to net cash provided by financing activities of $3,199,000 in the nine months ended September 30, 1999. In August 2000, we repaid $1.4 million of a $3.0 million convertible debenture, plus accrued interest of $148,000. During 2000, we received funds through the exercise of stock options of mostly former employees who were hired by bigchalk.com and had until March 30, 2000 to exercise options. In February 1999, we raised an additional $3 million through the issuance of convertible debt. In May 1999, we entered a receivable purchase agreement with a bank, which provided a net amount of $471,000 to the company through September 30, 1999.

We currently anticipate that the cash balances, marketable securities and cash from operations, will be sufficient to meet our anticipated working capital needs for at least the next twelve months. We may need to raise additional funds in the future in order to fund more aggressive marketing or growth, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all, and may result in dilution to our shareholders.

MARKET RISK

During August 2000, the Company opted to mitigate the risk associated with volatility in the price of eBay, Inc. stock by entering into two derivative collar contracts which help to ensure that the Company's potential gain or loss are within manageable levels. These instruments are held solely for hedging purposes and are typically referred to as no-cost collars, which consist of purchasing puts and selling calls on the same equity security. The counter party to the derivative collar contracts is a major financial institution. However, the Company is exposed to market risk loss in the event of nonperformance by the financial institution. Management does monitor the credit rating of the financial institution and considers the risk of nonperformance to be remote. Information regarding the collars is illustrated in the table below:

	Strike Price	Number of Shares Hedged	Expiration Date
Call	$65.320	130,500	February 23, 2001
Call	$71.410	26,453	August 23, 2001
Put	$50.235	130,500	February 23, 2001
Put	$50.235	26,453	August 23, 2001

The hedged securities do not include approximately 17,000 shares of eBay stock, which are being held in escrow for a period of 1 year from the date of the exchange transaction, which was July 11, 2000.

SEASONALITY

During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, our sites may experience reduced user traffic. For example, our experience with Electric Library shows that new user registrations and usage of the site declines during the summer months and around the year-end holidays. Our experience with Company Sleuth shows that new user registrations and usage of the site declines at about the same times. Not all of our sites may experience the same seasonal effects and some might experience increased usage during certain times of the year. Seasonality may also affect advertising and affiliate performance, which could in turn affect our sites' performance.

INVESTMENT COMPANY ACT

The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer's total assets. In January 2000, Infonautics may technically have triggered this definition as a result of changes in Infonautics' business, and increases in the amount and appreciation in the value of certain securities owned by the Company. However, at that time and to the extent it was necessary to do so, Infonautics elected to rely on the safe harbor from the definition of investment company for transient investment companies contained in Rule 3a-2 under the Investment Company Act. Rule 3a-2 provides a conditional one year exclusion from the investment company definition for an issuer that, among other things, has a bona fide intent not to be an investment company as soon as is reasonably possible. An issuer may rely on this rule only once every three years.

As of the date Infonautics commenced relying on 3a-2, it had the requisite bona fide intent not to be an investment company as soon as reasonably possible. This intent was later evidenced by the planned strategic combination of Infonautics to create Digital Fusion, Inc. The planned combination was terminated, however, on November 10, 2000. Nevertheless, Infonautics continues to have the requisite bona fide intent not to be an investment company as soon as reasonably possible. Infonautics currently is in the process of evaluating other possible courses of action to avoid investment company status to the extent it is necessary to do so. These include, but are not limited to, relying on another safe harbor from the definition of investment company under the Investment Company Act or obtaining an order from the Securities and Exchange Commission ("SEC") declaring Infonautics to be engaged primarily in a non-investment company business. In the event Infonautics is unable to implement one or more of the foregoing courses of action by the end of the one year period set forth in Rule 3a-2 or by the end of any applicable extension periods, it may be required to register as an investment company with the SEC. In addition to imposing additional disclosure burdens, registration under the Investment Company Act would subject Infonautics to a number of additional regulatory requirements. These requirements would likely make it very difficult for Infonautics to operate in the same manner it has to date.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133:

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. We will be required to implement SFAS 133 in fiscal year 2001. We believe that in accordance with FAS 133, our derivative collars will be considered a fair value hedge. As such, gains or losses on the collars will be recognized in income.

SAB 101:

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, SAB 101 will have on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We hold equity investments in a publicly traded company, eBay Inc. that is subject to considerable market risk due to market price volatility. These securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of stockholders' equity. We have also invested in a privately held company, bigchalk.com. This investment is inherently risky as the market for the technologies or products they have under development may never materialize, and there is no public market for bigchalk.com's stock. We could lose a substantial part of our entire initial investment in these companies.

PART II. OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a) Exhibits:

2.1 Termination Agreement dated November 10, 2000 by and among DIGITAL FUSION, INC. (formerly I. I. Holding Company, Inc.), IBS INTERACTIVE, INC., INFONAUTICS, INC., IBS MERGER SUB, INC. (formerly I. I. Merger Sub I, Inc.), INFONAUTICS MERGER SUB, INC. (formerly I. I. Merger Sub II, Inc.), FIRST AVENUE MERGER SUB, INC. (formerly I. I. Mergersub III, Inc.), and FIRST AVENUE VENTURES, INC.

4.1 Shareholder Agreement dated July 30, 2000 between Infonautics, Inc, Marvin I. Weinberger, and Fran Solow Weinberger.

27 - Financial Data Schedule

(b) Reports on Form 8-K:

On August 8, 2000, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K containing the July 30, 2000 Agreement and Plan of Reorganization (the "Reorganization Agreement") among I. I. Holding Company, Inc., IBS Interactive, Inc., Infonautics, Inc., I. I. Merger Sub I, Inc., I. I. Merger Sub II, Inc., I. I. Mergersub III, Inc. and First Avenue Ventures, Inc.

On August 18, 2000, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that the holder of the $3 million Convertible Debenture made with Infonautics, Inc. converted a portion of the Debenture amount into shares of Class A Common Stock of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFONAUTICS, INC.

Dated: November 14, 2000	By:	/s/ David Van Riper Morris

David Van Riper Morris Chief Executive Officer

Dated: November 14, 2000	By:	/s/ Federica F. O'Brien

Federica F. O'Brien Chief Financial Officer