Form 10-K
period 2000-12-31
INFONAUTICS INC
filed 2001-04-03
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-28284

INFONAUTICS, INC.
(exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2707366 (I.R.S. Employer Identification No.)

 590 North Gulph Road
King of Prussia, Pa 19406-2800
(Address of principal executive offices)

(610) 971-8840
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class: NONE	Name of Exchange on which registered: NONE

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2001 was $7,350,000. For purposes of making this calculation only, the registrant has defined affiliates to include all directors and executive officers, all holders of more than ten percent of the Company's Class A Common Stock and all holders of more than five percent of the Company's Class A Common Stock who also have a representative on the Company's board of directors.

The number of shares outstanding of the registrant's common stock as of March 28, 2001 was 12,574,406.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders are incorporated by reference into Part III.

INFONAUTICS, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2000

PART I

ITEM 1. BUSINESS

This Report on Form 10-K contains, in addition to historical information, forward-looking statements by Infonautics with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding the merger with Tucows Inc., any conditions that apply to the merger, the consequences of the merger, and the costs and fees related to the merger, the continued listing of the Company's stock on the Nasdaq Small Cap Market, the sufficiency of Infonautics' liquidity, including cash resources and capital, the number of registered users and subscribers, monetization of users and subscribers, traffic to our sites, gross margins, current and future expenses and costs, future revenues and shortfalls in revenues, costs of revenue, pricing and its effects on our business, use of system resources and marketing effects, technology and systems, growth and expansion plans, product development plans, sales and marketing plans, our business models, changes in our marketing partners, capital expenditures, seasonality, effects of the U.S. economy, operating results, licensing and service contracts with bigchalk.com, inc., the transaction with bigchalk.com, inc., the Company's equity interest in bigchalk.com, inc., the Company's other equity interest and the derivative collar agreement, and the Company's status under the Investment Company Act of 1940.

These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission from time to time. The sections of this Annual Report entitled "Business" and "Risk Factors," as well as other sections, contain a discussion of some of the factors that could contribute to these differences. All forward-looking statements included in this document are based on information available to Infonautics as of the date of this document, and Infonautics assumes no obligation to update or revise these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance and you should not rely on them.

Overview

Infonautics, Inc. (including its subsidiaries, "Infonautics," the "Company," "we," or "our") is a pioneering provider of personalized information agents and Web sites. We deliver information over the Internet and other communications mediums such as email. Our sites provide our users with relevant information they cannot conveniently locate in any one place elsewhere on the Internet. Our content notification sites are personal portals that provide users with comprehensive information on a specific topic or area of interest. Our search and reference sites deliver deep, archival research content in response to users' questions. As the amount of information on the Internet continues to grow, users value our delivery of relevant information.

Our content notification sites - Company Sleuth, Job Sleuth, and Entertainment Sleuth - are intelligent personalized information agents that deliver the information users want, when and where they want it. These sites are also available from the Sleuth Center portal. Our content notification sites generate revenue in a variety of ways, including through advertising and affiliate marketing.

Our search and reference sites - Electric Library, Encyclopedia.com, and Newsdirectory.com - provide relevant information in response to users' questions and preferences from sites that are highly differentiated from traditional search engines and directories. Our search and reference sites generate revenue primarily through Electric Library subscription fees, and also through advertising, affiliate marketing, and co-branding.

The Company was incorporated in Pennsylvania in November 1992.

Recent developments

On March 28, 2001, the Company announced that it signed a definitive merger agreement with privately held Tucows Inc., a leading provider of wholesale digital products to Internet service providers and web hosting companies worldwide. In consideration of the merger, the Company will issue approximately 50 million shares of Class A common stock to the Tucows shareholders who will own roughly 80% of the merged company at closing. Upon completion of the merger, which is subject to Company and Tucows shareholder approval, certain regulatory approvals, and certain other closing conditions, Infonautics will remain a public company and is expected to adopt the Tucows name. The transaction is expected to close during the third quarter of 2001.

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

As a result of the transaction and taking into account our subsequent $3.5 million investment in, and the private placement by, bigchalk.com, we ultimately received a total of $18.5 million in cash and at the time owned approximately 31% of bigchalk.com's common stock. The balance of bigchalk.com's stock is owned by BHIL, a select group of institutional investors, and board members of bigchalk.com. We are represented on the Board of Directors of bigchalk.com. The Company, bigchalk.com, Bell & Howell, and BHIL have entered into a series of service and license agreements, as well as non-competition agreements. See Business -- Intellectual Property and Licenses. As a result of the transaction, we no longer sell to the K-12, public library, and post-secondary education markets. We are also no longer engaged in the e-commerce online archive business.

On January 10, 2000, we entered into a Stockholders Agreement with bigchalk.com, inc. and BHIL, as well as with other investors, in a "Series A" private placement of bigchalk.com preferred stock and common stock. The Company's equity interest in bigchalk.com was diluted as a result of this private placement. On December 20, 2000, we entered into an Amended and Restated Stockholders Agreement with bigchalk.com, inc., as well as with other investors, in a "Series B" private placement of bigchalk.com preferred stock. The Company's equity interest in bigchalk.com common stock remained the same, however, the Company was diluted to approximately 11% of the aggregate common and preferred stock as a result of this second private placement by bigchalk.com which closed by its terms at the end of February 2001.

On July 30, 2000, the Company, IBS Interactive, Inc., and First Avenue Ventures, Inc. entered into an Agreement and Plan of Reorganization providing for a business combination to be accomplished by the formation of a holding company ultimately to be named Digital Fusion, Inc. and the merger of subsidiaries of the holding company with and into IBS, Infonautics and First Avenue. On November 20, 2000, the Company, IBS, and First Avenue announced that they had mutually agreed to terminate the reorganization agreement to create Digital Fusion, Inc.

The Company received a letter dated January 3, 2001 from the NASDAQ Stock Market, Inc. notifying the Company that its securities have failed to meet the continued listing requirements for minimum bid price under the NASDAQ SmallCap Market rules. See Business - Risk Factors - -If We Fail To Meet The Listing Requirements Of The Nasdaq SmallCap Market, We May Be Unable To Sustain A Trading Market For Our Stock Which Would Affect The Liquidity Of Your Shares.

Our Sites

We currently provides content notification sites as well as search and reference sites.

Content Notification Sites

Our content notification sites are personal portals providing our users with comprehensive information on a specific topic or area of interest delivered over the Internet. Regardless of the topic or area of interest of each of our sites, they are designed to make the best information find the user to give that person an information edge. These sites use intelligent personalized information agents to comb the Internet on a daily basis looking for relevant information based on a large number of key words and phrases that we have developed. Our current content notification sites, all of which are free to registered users, include:

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
    Job Sleuth was launched in May 1999 and searches the Internet's top job sites and databases for job postings based on the user profiles of the site's registered users. The site delivers a daily e-mail to its users containing any job opportunities it has found from the top job sites on the Internet. Users can create multiple profiles based on more than 100 different job categories, geographic region, and keyword. The site addresses the needs of both the active job seeker as well as the passive job looker who simply wants to keep on top of job opportunities in the market.
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
    The Sleuth Center portal makes our content notification sites available in one place on the Internet. Sleuth Center was launched in February 2000.

In March 2001, the Company stopped providing the Sports Sleuth site and has created a sports-related reference and information service using the Electric Library service. During 2000, the Company also stopped providing the Mobile Sleuth and Shopping Sleuth sites. In early 2001, the Company suspended the customizable Echo Factor content notification site and project.

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

    Electric Library provides individual users on the Web with a digital library made up of well known published sources. It was launched in the first quarter of 1996 and it currently has approximately 75,000 registered paying users making it one of the largest paid subscription sites of its kind on the Internet. The site offers a user-friendly graphical interface and a powerful natural language search capability that allows users to search an entire content collection simply by asking a question. Results are provided in the form of a list of documents, from which the user can select from the most relevant content. The site is designed to enable users to satisfy their general and special interest information requirements in a manner highly differentiated from other search engines and directories. The site also provides users with the ability to see related Internet content from thousands of Web sites. Users are able to access Electric Library through any standard Web browser. We market the site to end-users through paid advertisements, bounty and royalty incentive arrangements, and a variety of other methods including affiliates. Individual subscriptions, which include a ten day free trial, are currently provided at $59.95 per year and offer unlimited consumer usage of the site. Two year subscriptions are currently available for $99.95. As a result of the closing of our transaction with Bell & Howell Company, we are contractually obligated not to market or sell Electric Library subscriptions to the K-12, public library, and post-secondary education markets, as those markets are now served by bigchalk.com, inc. or BHIL. See Business - Intellectual Property and Licenses; -- Risk Factors -- If We Are Unable To Retain Our Electric Library Customers After Their Subscription Period Has Ended; -- bigchalk.com, inc. Or A Third Party Could Purchase The Electric Library End User Business From Us; -- We Depend On bigchalk.com, inc. For Electric Library Technology And Related Technical Systems.
    Encyclopedia.com is a basic, easy-to-use research tool for anyone on the Internet. The site was launched in January 1998. The site contains the complete text of The Complete Columbia Encyclopedia and more than 52,000 articles from the encyclopedia have been assembled to provide free, quick, and useful information on almost any topic.

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
    The Company's sports content notification site, Sports Sleuth, has been replaced by a sports reference and information site called Sports Search beginning in March 2001.
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

The Infonautics Network

The Infonautics Network of Web sites is comprised of our content notification and search and reference sites. The Infonautics Network defines our presence on the Internet, which services that analyze and report on Web site traffic, users, and page views can use to evaluate and report on our performance using a variety of measures. See Business - Risk Factors -- Our Accuracy in Tracking And Measuring Advertising, Impressions, Page Views, And Registered Users Is Important To The Success Of Our Business .

Our Growth Strategy

The key elements in our strategy include enhancing our sites, implementing cost-effective marketing efforts to grow our base of subscribers and registered users, and generating revenue from our user base and the traffic across our sites. Our primary goals in marketing and distribution are to generate cost effective traffic which can be converted into profitable revenue. However, in order to achieve financial and related goals, such as reducing costs and seeking profitability, we may reduce or eliminate spending at various times, which would limit the growth of our business.

The Company also intends to "monetize" the user base and traffic across its sites. Our content notification sites are free to registered users. Our business models for these sites currently include site advertising including banner and sponsor ads, direct e-mail containing paid advertising, and various e-commerce models such as promotional offers which include referral fees, revenue sharing arrangements with key partners, co-branding of sites, and participation in affiliate networks. We have, and although we don't expect to continue to do so, entered into barter arrangements for the trading of advertising between Web sites and e-mails. See Business - Risk Factors -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions, All Of Which Are Susceptible To Change.

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

In the near term, our major source of revenue will be from Electric Library subscription sales to individuals in the end-user market. The Electric Library site is a fee-based subscription service; the other search and reference sites are free to their users. Individual subscriptions, which include a free trial, are currently priced at $59.95 per year and offer unlimited usage of the site. Two year subscriptions are currently available for $99.95. Prior to March 2001, we also offered monthly subscriptions at $9.95 per month. To a lesser extent, we will generate revenues from other e-commerce revenue sources.

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

Our markets and customers are users of Internet applications who want high-quality, relevant content delivered to them in response to their specific interests and questions. We believe that these customers represent a significant and growing market for our sites. As of March 2001, we had the following metrics for our sites:

  Sleuth Center, including the Company Sleuth, Job Sleuth, and Entertainment Sleuth sites, had approximately 1.5 million individual site registrations;
  The Electric Library site had approximately 75,000 individual paying subscribers; and
  We delivered an estimated 450 million personalized e-mails to the registered users of all of our sites in 2000.

We obtain new users through affiliates, co-brand partners, consumer marketing and other referrals. An evolving business model on the Internet, affiliate marketing, is a referral system that enables individuals and other companies and organizations to market and promote a third party's products and services in return for a referral fee or commission. We participate in affiliate networks and currently have select affiliate web sites promoting various sites from our content notification and search and reference sites. A relatively small percentage of all our current affiliates account for a high percentage of our registered users. We believe that having an affiliate network that yields profitable registered users is beneficial and permits us to experiment with and tailor our affiliates to achieve our goals on a cost-effective basis.

We use our Encyclopedia.com, Sports Search, and Newsdirectory.com sites as effective customer acquisition vehicles for Electric Library. Additionally, we have a strategic marketing agreement to promote the end user Electric Library site. In November 1999, we entered into a strategic partnership with Microsoft Encarta Online ("Encarta") to feature Electric Library on Encarta's online site, as well as MSN's education channel. See Business - Risk Factors -- Our Business Model Is Evolving And Depends In Part On Web Advertising, E-Commerce Programs, And Subscriptions, All Of Which Are Susceptible To Change.

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

Competition

The market for Internet applications such as our content notification and search and reference sites is intensely competitive and the barriers to entry are low. The number of sites on the Internet competing for users' attention and spending continues to increase rapidly. Furthermore, recent merger and acquisition activity in our industry appears to continue unabated and additional consolidation of companies, especially of smaller companies by larger ones, will only fuel already intense competition by many companies who are larger and more well-financed that we are.

We compete, directly and indirectly, with numerous types of companies, products, and services for, among other things, users, advertisers, advertising inventory and spending, and content suppliers. General categories of current and potential competitors to our sites include:

  Specialty-oriented Web sites and services such as Hoovers, Lifeminders, Quicken.com, About.com, Yodlee, The Street.com, and Strategy.com which are targeted to users with specific interests and needs;
  Search, search engine, and directory Web sites such as Yahoo! and Northern Light which provide extensive, highly-topical content to users in a variety of personalized and increasingly customizable formats and through several delivery means, including wireless;
  Media-based or oriented Web sites from traditional print, radio, and television companies such as AOL Time Warner, Inc., CNN.com or CBSMarketwatch.com which draw on their vast supply of archival and current content across an increasingly wide range of topics; and
  Consumer-oriented online services such as America Online, Inc. or Microsoft Network which provide their own or licensed content, Web sites, products, and services.

Competition for our content notification sites is and will be particularly intense from specialty-oriented Web sites and search and related Web sites. Competition for our search and reference sites is and will be particularly intense from search and related Web sites such as Northern Light, Britannica.com, and Ask Jeeves.

We believe that we are well-positioned with respect to our competitors. Nevertheless, we remain subject to the intense competition in our industry from a variety of sources, including possibly bigchalk.com, inc. in limited circumstances. See Business - Risk Factors -- The Competition We Face From Other Providers Of Electronic Information Is Intense.

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

Web-Based Content

In addition to the content we license directly from bigchalk.com or third party content providers, the Company also accesses certain Web-based content in our content notification sites. We access Web-based content primarily by searching selected third party Web sites for relevant content and then providing links to that content from our sites. In most cases, clicking on the link to that content takes a user of our site directly to the third party Web site where the content is located. Typically, we pay no fee or a nominal fee for these links. In February 2001, we entered into an agreement with Data Monitor, a business content provider, to provide access to their large business content database. See Business - Risk Factors -- If We Are Unable To Retain Access To Free Or Low Cost Web-Based Content, Then Our Ability To Provide Our Content Notification Sites In A Cost Efficient Manner Will Be Impaired.

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

U.S. Economy

The decline in the prices of stocks and the subsequent reduction in trading and watching stocks may result in reduced user traffic and transactions for Company Sleuth. Not all of our sites may experience the same effects and some, Job Sleuth, for example, might experience increased usage during a period of layoffs or corporate restructuring.

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

Our internally developed technology in the area of Web site tracking, search, and retrieval is intended to further enhance the quality and user experience of our content notification sites. For example, we have patent-pending technology used to track changes in Web sites across the Internet. We also make extensive use of XML (extensible markup language) technology to enhance our Web site tracking and retrieval capabilities. We have also developed sophisticated "spidering" and meta-searching capabilities permitting us to provide significantly enhanced results as compared to most commercially available spidering technologies available for use on the Internet. Most of our internal technology is developed by our employees. In certain cases, however, we employ independent contractors as developers to take advantage of their special expertise as well as to increase our time to market. Currently, we contract with individual independent contractors as well as with independent contractor companies for this work, all of which is provided according to written agreements establishing the Company's rights to the work. See Business - Risk Factors -- Rapid Technology Change May Render Our Sites Noncompetitive Or Obsolete.

In addition to our own technology, we selectively use third party technology applications in our sites and systems and we have developed a number of our own proprietary technologies to enhance the value of these applications to us. For Electric Library, we license and use software, technology, and systems from bigchalk.com, inc.

Most of our infrastructure and operations (computer systems and personnel supporting them) are currently being provided by bigchalk.com, inc. under the agreements entered into in connection with the closing of our transaction with Bell & Howell Company. However, we provide our own infrastructure and operations for portions of our content notification sites and outsource other portions to third parties. We are in the planning stages of becoming independent from bigchalk.com for our infrastructure and operations. We expect that we will co-locate some of our infrastructure and operations between our own facilities and those of third parties. See Business - Risk Factors -- We Depend On bigchalk.com, inc. For Electric Library Technology And Related Technical System; -- We Could Experience System Failures And Capacity Constraints; -- Our Systems Face Security Risks And Our Customers Have Concerns About Their Privacy.

Intellectual Property and Licenses

We view our intellectual property assets, domain names, and related contractual agreements and licenses as highly important to our success. The Company relies on a combination of the intellectual property laws of patents, trademarks, copyrights and trade secrets to establish and protect its proprietary rights in its sites. We currently own seven United States patents and have two pending United States patent applications. We may consider filing international patent applications, as well as additional United States patent applications, in the future under the appropriate circumstances. We have secured federal trademark registrations in the United States for the trademarks Infonautics and Company Sleuth and several trademark applications are either pending or published for, among others, the trademarks Job Sleuth, Entertainment Sleuth, and Sleuth Center. We have secured trademark registrations in certain foreign countries and the European Community for the trademark Infonautics and have filed applications to register the trademark Infonautics in other countries. We will continue to evaluate the registration of additional trademarks, as appropriate, in the United States and foreign countries. In addition to trademark protection, we have registered and maintain numerous domain names for our current sites as well as for potential future ones. To date we have not registered any of our copyrights in the United States or elsewhere. We also rely on applicable federal law and state law for the protection of our trade secrets within the United States. See Business - Risk Factors -- If We Fail To Protect Our Proprietary Rights Or If We Infringe On The Proprietary Rights Of Others, We Could Lose Our Intellectual Property Rights Or Be Liable For Significant Damages.

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
    Content License Agreement between the Company and bigchalk.com, inc. under which bigchalk.com licenses content to us for use in Electric Library and any other Company-provided site for end users. The scope of use under the license is limited to the end user business. However, we may use the licensed content in Electric Library, any Sleuth sites, and any new sites of ours. The term of this agreement is 5 years.
    Software and Technology License Agreement between the Company and bigchalk.com, inc. under which bigchalk.com licenses to us (i) the six United States patents and one patent United States application transferred by us to bigchalk.com in the Bell & Howell transaction, (ii) any third party or Company-developed technology and software pertaining to the Electric Library business transferred by us to bigchalk.com, and (iii) Electric Library trademarks and domain names. The scope of use under the license is limited to the end user business. However, we may use the licensed patents, technology and software, and trademarks and domain names in Electric Library, any Sleuth sites, and any new sites of ours. The license is royalty free and perpetual, but bigchalk.com has a right to terminate the license on a change of control of the Company.
    Online Publishing License Agreements between the Company, BHIL, and bigchalk.com, inc. under which BHIL licenses to us and bigchalk.com the online publishing software and technology transferred by us to BHIL. The scope of use under the licenses permits all uses except for those by us or bigchalk.com in the online publishing market. The license is royalty free and perpetual.
    Info Sleuth Software and Technology Licenses between the Company and BHIL and bigchalk.com, inc. under which we license our Sleuth and related sites' technology and software to BHIL and bigchalk.com. The scope of use under the license is limited to the K-12 and public library segment for bigchalk.com and to the online publishing and post-secondary education segments for BHIL. The license is royalty free and perpetual, but we have a right to terminate the license on a change of control of Bell & Howell Information and Learning or bigchalk.com, respectively.

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

Employees

As of March 25, 2001, the Company had 38 full-time employees and 8 part-time and hourly employees. From time to time, we also employ independent consultants and contractors to support our research and development, marketing and support efforts. None of our employees are bound by an employment agreement that prevents the person from terminating his or her relationship at any time for any reason. Further, none of our employees are represented by a labor union, and we consider our employee relations to be good. Despite the recent downturn in the U.S. economy, competition for qualified personnel in our industry is intense, particularly for software development and other technical personnel. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. See Business - Risk Factors -- Our Success Depends On Our Key Personnel, Who We May Be Unable To Retain, And Our Ability To Recruit Enough Qualified Personnel To Meet Our Hiring Needs.

Executive Officers of the Registrant

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly qualified and elected. There are no family relationships among any of the executive officers or directors of the Company. The following table sets forth certain information concerning our executive officers:

Name	Age	Position
David Van Riper ("Van") Morris	46	President & Chief Executive Officer
Federica F. O'Brien	43	Vice President & Chief Financial Officer, Treasurer
Gerard J. Lewis, Jr.	40	Vice President & General Counsel, Secretary
Cedarampattu ("Ram") Mohan	32	Vice President & Chief Technical Officer

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

WE HAVE LOST MONEY IN THE PAST, BUT WE EXPECT TO BECOME BREAKEVEN OR PROFITABLE IN THE FUTURE.

We have lost money in the past and if we cannot cut costs sufficiently and increase revenues, we may never become profitable. However, we have implemented efforts to reduce costs to the extent necessary in order to become profitable. The Company's current and future expense levels are based largely on the Company's estimates of future revenues and are to a certain extent fixed. The Company has recently decreased certain expenses, and may not be able to significantly decrease expenses further. Additionally, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Although we plan to reduce costs, we may from time to time spend money to grow the registered user base of our sites on a cost-effective basis. If our cost cutting and marketing efforts, are unsuccessful, our business, financial condition and results of operations would be materially adversely affected.

A portion of our revenues may be derived from barter agreements. Approximately 5% of our revenues in 2000 were derived from agreements where we traded advertisements on our sites in exchange for advertisements on other web sites without receiving any cash payments. We have generally discontinued this practice, however.

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

    introduction or enhancement of sites by us and our competitors;
    market acceptance of new sites;
    the mix of distribution channels through which our sites are distributed;
    seasonality of the markets and customers we market to; and
    interruptions in our services.

As a result, we believe that comparing our quarterly results will not necessarily be informative and is not an indication of future performance.

IF WE FAIL TO MEET THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET, WE MAY BE UNABLE TO SUSTAIN A TRADING MARKET FOR OUR STOCK WHICH WOULD AFFECT THE LIQUIDITY OF YOUR SHARES.

If we do not continue to meet the Nasdaq Stock Market's SmallCap listing requirements, our stock could be traded on the over-the-counter market, which would cause our shareholders to have less liquidity. In addition, we would be less visible in the public markets. Since January 5, 1999, our stock has been traded on the Nasdaq SmallCap Market. We must maintain, among other requirements, one of three financial requirements to stay listed on the Nasdaq SmallCap Market. We currently meet the market capitalization requirement. From January 1, 2000 through December 31, 2000, our stock price has varied from a high close of $15.938 per share to a low close of $0.563 per share. Although we have met the Nasdaq SmallCap Market's listing requirements during the majority of 2000, given the volatility in our stock price as well as the stock market in general, it is possible that we may no longer meet these listing requirements and may be unable to maintain our listing on the Nasdaq SmallCap Market.

WE HAVE A LIMITED OPERATING HISTORY WITH OUR BUSINESS FOLLOWING THE BELL & HOWELL TRANSACTION WHICH OFFERS LITTLE INFORMATION TO EVALUATE US AND OUR LONG TERM PROSPECTS.

Although our company and original business were established in 1992, we have only closed our transaction with Bell & Howell Company in December 1999. As a result, we have little more than a year of operating history as a company with our current business. If we do not successfully address the risks and difficulties that companies like ours with little operating history with their current businesses encounter, then our business may not grow and our revenues may decline. Our success depends upon our ability to address those risks successfully, which include:

    whether we can continue to expand marketing and distribution for our sites to support an increasing customer base;
    whether we can retain and attract talented employees to support and market our existing sites and develop and market new sites, and experienced management to execute our strategy; and
    whether we can respond quickly and effectively to competitive and technological changes.

AS WE OPERATE IN A NEW AND DEVELOPING MARKET OF PROVIDING ELECTRONIC INFORMATION, THE MARKET FOR OUR SITES MAY NOT GROW FAST ENOUGH AND OUR PROFITABILITY WILL BE IMPAIRED.

We depend on revenues derived from the Company Sleuth, Job Sleuth, and Entertainment Sleuth sites and Electric Library and we may not receive these revenues if we do not continue to develop a market for these sites. Specifically, we currently derive subscription-based revenues from our fee based Electric Library site. Our Electric Library customers are primarily individual end users and we may not receive revenues from Electric Library if we do not continue to develop a market for it. Our content notification sites such as Company Sleuth, Job Sleuth and Entertainment Sleuth, and non-Electric Library search and reference sites, are free to the user. These sites are intended to be primarily advertising and e-commerce supported. Our ability to earn significant revenues from our content notification and non-Electric Library search and reference sites will depend in part on their acceptance by a substantial number of users in order to attract advertising revenues and their inclusion in e-commerce programs as well as market conditions. Furthermore, if we develop these markets slower than expected, our financial growth and profitability will be impaired.

RAPID TECHNOLOGY CHANGE MAY RENDER OUR SITES NONCOMPETITIVE OR OBSOLETE.

If we are not able successfully to respond to the rapid technological change of the Internet, we may not be able to compete effectively. The Internet may not continue to expand as quickly as needed to remain a viable commercial marketplace, or may suffer periodic setbacks in this regard, because of factors that may inhibit its ability to handle increased levels of activity. These factors are:

    inadequate development of the necessary reliable infrastructure;
    delayed development of complementary products and technologies; and
    delays in the development or adoption of new standards and protocols.

The introduction of new technologies and the emergence of new industry standards and practices can render our existing sites obsolete and unmarketable. Additionally, it could require us to make significant unanticipated investments in research and development. We are dependent on our ability to keep pace with:

    the latest technologies and technological development;
    changing customer requirements; and
    frequent new product introductions.

OUR BUSINESS MODEL IS EVOLVING AND DEPENDS ON WEB ADVERTISING, E-COMMERCE PROGRAMS, AND SUBSCRIPTIONS, ALL OF WHICH ARE SUSCEPTIBLE TO CHANGE AND MARKET CONDITIONS.

We expect to derive our revenues from advertising and e-commerce sources for our content notification and search and reference sites, in addition to the subscription based revenue we currently derive from Electric Library. Few standards have been widely accepted to measure the effectiveness of Web advertising and e-commerce programs. In the absence of these standards, it may be difficult to attract advertisers for our sites and reliably report the results of Web advertising and e-commerce programs. Potential advertisers and e-commerce partners may also be reluctant to participate in Web advertising and e-commerce programs in the absence of these standards. We may be able to support and grow our sites and services if the market for Web advertising and e-commerce programs fails to develop or develops more slowly than expected. Currently, there are many different pricing models used to sell advertising on the Internet and for e-commerce programs. Unless and until any industry standards emerge, it will be difficult for us to predict the terms of and results from advertising and e-commerce programs.

We derive our subscription-based revenue from Electric Library. We depend in part on third party Web sites and services with which we have agreements to generate new subscribers to Electric Library. These agreements with third party Web sites and services may not generate the anticipated number of new customers we seek for Electric Library, even though these agreements may require us to make payments. Typically, these agreements provide the Electric Library site with promotion and placement on the third parties' web sites. These agreements usually require us to pay the third parties a fixed fee plus a variable fee based on the number of qualified users who enroll for our service. One or more of these agreements may not generate enough revenue to cover the associated costs, and a significant shortfall could affect our ability to make the required payments under these agreements. Additionally, one or more of these agreements may not be renewed. If they are not renewed, this could reduce our acquisition rate for new subscribers. We may also choose to limit spending on customer acquisition. If we do not incur marketing costs, then our revenues may decline. In particular, our Interactive Marketing Agreement with America Online, Inc. expired May 11, 2000. See Business - Markets, Customers and Distribution. Our acquisition rates for new subscribers to Electric Library and Encylopedia.com could slow because the America Online agreement was not renewed.

OUR ACCURACY IN TRACKING AND MEASURING ADVERTISING, IMPRESSIONS, PAGE VIEWS, AND REGISTERED USERS IS IMPORTANT TO THE SUCCESS OF OUR BUSINESS.

We must accurately track and measure a variety of metrics that are important to the success of our business. These metrics include the size of advertising inventories, the number of advertising impressions, the number of page views, and the number of registered users of our sites. We depend in part on third parties to provide some of these metrics. If they are unable to provide these metrics in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We provide some of these metrics ourselves. In order to continue to deliver accurate metrics ourselves, we must continue to monitor and update our tracking systems. This could cause us to incur additional costs or cause interruptions in our business during the time we are updating our tracking systems. Our failure accurately to track and provide advertising, page view, and registered user metrics could cause us to not obtain new advertisers or affiliates or lose existing ones. Any corrections we make to advertising, page view, and registered user metrics we have previously used could cause us to fail to obtain new advertisers or affiliates, lose existing ones, or renegotiate terms of contracts with existing ones.

THE COMPETITION WE FACE FROM OTHER PROVIDERS OF ELECTRONIC INFORMATION IS INTENSE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR SUCCESSFULLY ATTRACT AND RETAIN CUSTOMERS.

Competition in our business of providing electronic information is intense. We may not be successful in attracting and retaining customers which would cause revenues to decline. Our competitors, Yahoo!, America Online, About.com, Britannica.com, and Northern Light, may have greater resources and name recognition than us. Many of these companies have substantially greater experience and larger existing customer bases than we do. Accordingly, our competitors may succeed in:

    responding more quickly to new or emerging technologies;
    responding more rapidly to changes in customer requirements;
    devoting greater resources to the development, promotion and sale of their products or services than us; and
    establishing relationships with affiliates, advertisers, content providers, and others who have not entered into agreements with us.

Our competitors may also succeed in developing services and products which are superior to ours and also may prove more successful in marketing their products or services to the same customers we intend to market our products or services to.

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

We license published content for Electric Library, and our other sites if we request, from bigchalk.com, inc. Our content license from bigchalk.com makes them our preferred provider of content of this type and gives them a right of first refusal to provide this type of content to us. If we were to lose the content license with bigchalk.com, our ability to deliver Electric Library, and possibly other sites, would be harmed. The loss of the bigchalk.com content license could require us to change Electric Library and any other site using the content licensed from bigchalk.com. These changes may cause interruptions in our business and could cause us to incur substantial costs to replace any lost content.

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

If we are not able to continue to access and provide Web-based content as we have been, our ability to provide low cost or free services like our content notification sites will be impaired. For example, if we have to pay fees or develop technology in order to access and provide Web-based content, our costs will rise. If we are not able to access and provide Web-based content on favorable terms, our ability to deliver the Company Sleuth, Job Sleuth, and Entertainment Sleuth sites for free will be impaired. We access and provide links to Web-based content in our content notification sites. We access this content mainly by searching selected Web sites and then providing links to relevant content from the individual sites, such as Company Sleuth or Sports Sleuth. Usually, we pay no fee, or a small fee, for accessing Web-based content in this manner. Our ability to continue to use Web-based content in this manner without cost, or for small fees, is fundamental to our goal of providing free, or low cost, content notification sites.

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

We may incur substantial costs in asserting any patent rights, in defending suits against us related to patents, and in taking licenses to patents asserted against us. We are aware that many patents have recently been issued in the United States, and that more are likely to be issued, relating to various elements of electronic commerce including online shopping, advertising, and affiliate marketing. We could be subject to demands or suits from the holders of these patents. In addition to patents, we may also incur substantial costs in asserting our other intellectual property rights against third parties, in defending suits against us related to our other intellectual property rights, and in taking licenses to other intellectual property asserted against us.

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

WE DEPEND ON BIGCHALK.COM, INC. FOR ELECTRIC LIBRARY TECHNOLOGY AND RELATED TECHNICAL SYSTEMS.

We depend on bigchalk.com, inc. to license the Electric Library site and related software, technology, and systems to us. The license is royalty free and perpetual, but bigchalk.com has a right to terminate the license on a change of control of the Company. The loss of this license could hurt our business and cause our revenues to decline. We also depend on bigchalk.com to provide technical and data center support and services to us for Electric Library for individual end users. The term of this agreement is three years and may be renewed by the mutual written agreement of the parties. The loss of this agreement could hurt our business and force us to provide technical and data center support and services ourselves, or hire a third party to provide those services. This could cause our business to suffer interruptions and us to incur substantial costs.

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

We are also dependent on our ability and that of our service providers, including bigchalk.com, inc., to maintain our systems in effective working order and to protect them against damage from:

    fire;
    natural disaster;
    power loss;
    telecommunications failure; or
    similar events.

The systems we currently use to deliver our services to our customers, except for external telecommunications systems, are located in Philadelphia and King of Prussia, Pennsylvania. Although we maintain property insurance, claims could exceed the coverage obtained.

We, along with our customers and our service providers, test and perform quality assurance efforts in connection with our sites. We may, however, find errors in our sites or our upgrades to them that could result in:

    loss of or delay in market acceptance and sales;
    diversion of development resources;
    injury to our reputation; or
    increased service and support costs.

OUR SYSTEMS FACE SECURITY RISKS AND OUR CUSTOMERS HAVE CONCERNS ABOUT THEIR PRIVACY.

We have taken security precautions with respect to our systems and sites. Still, they may be vulnerable to unauthorized access and use by hackers or other persons or organizations, computer viruses, and other disruptive problems. The consequences to us of any security breaches or problems could include misappropriation of our customers' information, misappropriation of our sites, misappropriation of our intellectual property and other rights, as well as disruption and interruption in the use of our systems and sites. Unauthorized access to and theft of customer information as well as denial of service attacks of various Internet and online services have occurred in the past, and will likely occur again in the future. In order to maintain our security precautions or to correct problems caused by security breaches we may need to spend significant capital or other resources. We intend to continue to put industry-standard security measures in place for our systems and sites. Nevertheless, those measures may be circumvented and in order continually to monitor and maintain these measures we may cause disruption to and interruption in our customer's use of our systems and sites. These disruptions and interruptions could harm our business.

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

    user privacy;
    copyrights and other intellectual property rights and infringement;
    domain names;
    pricing;
    content regulation;
    defamation;
    taxation; and
    the characteristics and quality of products and services.

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

OUR STOCK PRICE MAY VARY SIGNIFICANTLY WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES WHEN YOU WANT TO AT PRICES YOU FIND ATTRACTIVE.

If our stock price continues to vary significantly, the price of our common stock may decrease in the future regardless of our operating performance. Additionally, you may be unable to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. The following factors may contribute to this behavior:

    actual or anticipated variations in quarterly operating results;
    announcements of new technologies or new services by us or our competitors;
    changes in financial estimates and recommendations by securities analysts;
    the operating and stock price performance of other companies that investors may view as comparable to us;
    news relating to our industry as a whole; and
    news relating to trends in our markets.

The stock market in general, and the market for Internet-related companies, including ours, in particular, have experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our stock to drop, regardless of our performance.

YOUR HOLDINGS MAY BE DILUTED IN THE FUTURE BY THE EXERCISE OF OUR OUTSTANDING WARRANTS.

Your holdings may be diluted in the future by the exercise of outstanding warrants. As of December 31, 2000, the following warrants were outstanding:

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

Purchasers of common stock could therefore possibly experience substantial dilution of their investment upon the exercise of the warrants.

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
    the potential disruption of our business;
    our management's ability to maximize our financial and strategic position by incorporating acquired or merged technology or businesses; and the difficulty of maintaining uniform standards, controls, procedures and policies.

POTENTIAL INADEQUACY OF INSURANCE

Although we maintain general liability insurance, claims could exceed the coverage obtained or might not be covered by our insurance. In addition, while we typically obtain representations from our technology and content providers and contractual partners as to the ownership of licensed technology and informational content and obtain indemnification to cover any breach of these representations we still may not receive accurate representations or adequate compensation for any breach of such representations. We may have to pay a substantial amount of money for claims which are not covered by indemnification.

INFONAUTICS MAY HAVE TO REGISTER UNDER THE INVESTMENT COMPANY ACT.

The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer's total assets. Infonautics believes it is not an investment company under the Investment Company Act of 1940. However, if it is determined that Infonautics is an investment company and it is unable to rely on an exclusion or exemption from the Investment Company Act of 1940 or unable to obtain relief from the Securities and Exchange Commission, it could be required to register under the Investment Company Act of 1940 which would make operating Infonautics business in its current format difficult or impossible.

ITEM 2. PROPERTIES

Our headquarters are currently located in approximately 30,000 square feet of office space in King of Prussia, Pennsylvania that we lease from American Baptist Churches USA. Effective at the end of January 2001, we terminated our lease for approximately 2,400 square feet in New York, New York.

ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings as of December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Year	Fiscal Quarter Ended	High	Low
1999	March 31, 1999	5.938	3.750
	June 30, 1999	8.313	4.313
	September 30, 1999	7.313	5.250
	December 31, 1999	9.250	4.375
2000	March 31, 2000	15.938	6.875
	June 30, 2000	7.688	3.906
	September 30, 2000	4.750	2.125
	December 31, 2000	2.250	0.563

As of March 26, 2001, the Company had 162 shareholders of record and approximately 5,000-6,000 beneficial owners.

We have not declared or paid dividends on our Common Stock and we do not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below under the caption Consolidated Statements of Operations Data with respect to each of the five years in the period ended December 31, 2000 and under the caption Consolidated Balance Sheet Data are derived from our the consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1996	1997	1998	1999	2000
Consolidated Statements of Operations Data:	(in thousands, except share and per share data)
Revenue	$1,441	$6,832	$14,925	$23,234	$11,161

Costs and expenses:
Cost of revenues	822	2,641	4,384	7,164	3,079
Customer support expenses	324	578	1,093	1,147	426
Technical operations and development expenses	5,210	6,272	7,606	8,375	6,175
Sales and marketing expenses	6,142	10,674	14,835	11,773	8,179
General and administrative expenses	3,927	5,029	4,609	3,068	3,814

Total costs and expense	16,425	25, 194	32,527	31,527	21,673

Loss from operations	(14,984)	(18,362)	(17,602)	(8,293)	(10,512)
Equity in net losses of unconsolidated affiliate	-----	-----	-----	(413)	(10,606)
Gain on sale of net assets	-----	-----	-----	34,919	-----
Other income	-----	-----	-----	-----	6,616
Interest income (expense), net	1,198	1,003	154	(1,516)	181

Net income (loss)	$(13,786)	$(17,359)	$(17,448)	$24,697	$(14,321)

Redemption of preferred stock in excess of carrying amount	-----	-----	-----	-----	(75)

Net income (loss) applicable to common shareholders	$(13,786)	$(17,359)	$(17,448)	$24,622	$(14,321)

Net income (loss) per common equivalent share - basic (1)	$(1.61)	$(1.83)	$(1.77)	$2.10	$(1.16)

Weighted average number of common and equivalent shares outstanding - basic	8,549,800	9,491,600	9,830,900	11,729,900	12,348,100

Net income (loss) per common equivalent share - diluted (1)	$(1.61)	$(1.83)	$(1.77)	$1.88	$(1.16)

Weighted average number of common and equivalent shares outstanding	8,549,800	9,491,600	9,830,900	13,126,300	12,348,100

	Year Ended December 31,
	1996	1997	1998	1999	2000
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments	$27,379	$12,997	$3,268	$3,739	$12,346
Working capital (deficit)	25,841	7,163	(5,561)	11,511	10,192
Total assets	30,227	18,794	10,192	30,061	15,796
Long-term obligations, net of current portion	-----	404	577	-----	111
Shareholders' equity (deficit)	27,688	10,460	(3,298)	22,916	12,452

________________

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Item 7 contains, in addition to historical information, forward-looking statements by Infonautics with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding the merger with Tucows Inc., any conditions that apply to the merger, the consequences of the merger, and the costs and fees related to the merger, the continued listing of the Company's stock on the Nasdaq Small Cap Market, the sufficiency of Infonautics' liquidity, including cash resources and capital, the number of registered users and subscribers, monetization of users and subscribers, traffic to our sites, gross margins, current and future expenses and costs, future revenues and shortfalls in revenues, costs of revenue, pricing and its effects on our business, use of system resources and marketing effects, technology and systems, growth and expansion plans, product development plans, sales and marketing plans, our business models, changes in our marketing partners, capital expenditures, seasonality, effects of the U.S. economy, operating results, licensing and service contracts with bigchalk.com, inc., the transaction with bigchalk.com, inc., the Company's equity interest in bigchalk.com, inc., the Company's other equity interest and the derivative collar agreement, and the Company's status under the Investment Company Act of 1940.

These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission from time to time. The sections of this Annual Report entitled "Business" and "Risk Factors," as well as other sections, contain a discussion of some of the factors that could contribute to these differences. All forward-looking statements included in this document are based on information available to Infonautics as of the date of this document, and Infonautics assumes no obligation to update or revise these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance and you should not rely on them.

OVERVIEW AND RECENT DEVELOPMENTS

Infonautics, Inc. (including its subsidiaries, "Infonautics," the "Company," "we," or "our") is a provider of personalized information agents and Web sites. We deliver information over the Internet. We began generating Web-based revenues in the first quarter of 1996 with the introduction of the Electric Library site to the end-user market, followed by a version designed for the educational market where it was sold to schools, libraries and other educational institutions. In October of 1998, we entered the market for free, advertising supported, Internet-based content services with the launch of Company Sleuth. We also have supplied e-commerce-based online publishing services to publishers and other content creators to offer their content for sale over the Web directly to customers.

On March 28, 2001, the Company announced that it signed a definitive merger agreement with privately held Tucows Inc., a leading provider of wholesale digital products to Internet service providers and web hosting companies worldwide. In consideration of the merger, the Company will issue approximately 50 million shares of Class A common stock to the Tucows shareholders who will own roughly 80% of the merged company at closing. Upon completion of the merger, which is subject to Company and Tucows shareholder approval, certain regulatory approvals, and certain other closing conditions, Infonautics will remain a public company and is expected to adopt the Tucows name. The transaction is expected to close during the third quarter of 2001.

On December 15, 1999, we closed a transaction with Bell & Howell Company ("Bell & Howell") and its wholly owned subsidiary, Bell and Howell Information and Learning Company ("BHIL"), following approval of the transaction by our shareholders on November 30, 1999. In the transaction, we contributed our Electric Library K-12 and public library business and assets and liabilities into what is now bigchalk.com, inc. ("bigchalk.com"), an Internet education company. Also in the transaction, BHIL contributed its ProQuest K-12 and public library business and certain assets and liabilities into bigchalk.com. As part of the transaction, we also sold our e-commerce online archive business to BHIL and granted a two year option to bigchalk.com to purchase our Electric Library end-user business.

As a result of the transaction and taking into account subsequent private placements into bigchalk.com, we currently own approximately 11% of bigchalk.com's stock on a diluted basis. The majority of bigchalk.com's stock is owned by Series A & B preferred shareholders. Other shareholders are Bell & Howell, BHIL, board members and employees of bigchalk.com.

During 2000, we generated most of our revenue from Electric Library end-user subscriptions. This accounted for approximately 80% of total revenues. We generated the remaining 20% of revenues from advertising and e-commerce activities on the Infonautics Network. During 2000, we generated approximately 52% of total revenues from the educational market and 35% from the end-user market of Electric Library. Approximately 4% was from advertising and other e-commerce revenues generated from the Infonautics Network and the remaining revenue was generated from the e-commerce online archive business as well as products which the Company was no longer actively pursuing.

Revenues from online monthly end-user subscriptions are recognized in the month the subscription service is provided, and for annual end-user subscriptions, revenues are recognized ratably over the term of the subscription. Potential individual subscribers are given a free trial period, after which the Company has typically charged a fee of $9.95 per month for monthly subscriptions and $59.95 per year for annual subscriptions, both for virtually unlimited usage. During March 2001, the Company discontinued its monthly subscription offer and added a two-year subscription for $99.95.

Advertising revenues on the Infonautics Network sites are derived principally from short-term advertising contracts in which Infonautics typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee. Revenues from advertising sales are recognized ratably over the term of the contract during the period in which the advertising is displayed.

E-commerce revenues consist of referral fees from partners. Revenues are earned when subscribers register with a partner's site, through a direct link from the Infonautics Network. The revenues from e-commerce are recognized in the same period that the subscribers register with the partner site. There is typically no minimum guarantee, and Infonautics has no further obligations after the users' registrations.

E-mail revenues consist of advertisements placed in e-mails which are sent to subscribers of the Infonautics Network. Infonautics typically guarantees a minimum number of e-mail impressions to advertisers over a specified period of time for a fixed fee. Revenues from e-mail sales are recognized ratably in the period in which the e-mails are sent, provided that no significant obligations remain.

Partner revenues are derived from the creation of customized content notification sites through Infonautics partners. The partners sell or provide the custom site to their customers. The revenues recognized include any initial fees which are deferred and recognized ratably over the contract and monthly minimum guaranteed revenues from the partners which are contractually agreed for terms of less than one year.

Approximately 5% of Infonautics' 2000 revenues were from barter advertisements or e-commerce. These are agreements whereby Infonautics trades advertisements on the Infonautics Network sites in exchange for advertisements on third-party web sites. Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered. Barter expense is recognized when Infonautics advertisements are run on third-party web sites, which typically coincides with the time that barter revenue is recognized. Barter expense is included in sales and marketing. Barter revenues are expected to be a nominal percentage of the Company's overall revenues in 2001.

The Company currently uses two primary sources of content: published content licensed from bigchalk.com, inc. and Web-based content that we link to directly or purchase from the provider. Bigchalk.com licenses content to the Company for use in the Electric Library site for end-users, and, if the Company requests, in its content notification sites and for any new Company sites. To date, the Company has only licensed content from bigchalk.com for use on the Electric Library site for end-users. The bigchalk.com content license has a five year term and grants the Company a non-exclusive, worldwide, royalty bearing license to use the full text licensed content subject to its terms. The royalty payable by the Company to bigchalk.com for the licensed content is based on an initially fixed percentage of net revenues derived from sales made to our customers of sites that include the licensed titles, which approximates our historical royalty percentage. Annually following the initial 12 months of the content license, the percentage of net revenues is subject to a proportionate adjustment based on a formula.

In addition to the content licensed directly from bigchalk.com or third party content providers, the Company also accesses certain Web-based content in its content notification sites. Web-based content is accessed primarily by searching selected third party Web sites for relevant content and then providing links to that content from the Company's sites. In most cases, clicking on the link to that content takes a user of the Company's site directly to the third party Web site where the content is located. Typically, the Company pays no fee or a nominal fee for these links to content on third party Web sites.

RESULTS OF OPERATIONS

REVENUES. Revenue was $11.2 million in 2000, $23.2 million in 1999 and $14.9 million in 1998, representing a decrease of 52% in 2000, and an increase of 56% in 2000. The decrease in 2000 is a result of the sale of certain contracts, assets and liabilities to bigchalk.com on December 15, 1999. The Company's 2000 revenues consist entirely of end-user subscription revenues and advertising and e-commerce revenues over the Infonautics Network.

End-user subscription revenue accounted for $8.9 million or 80% of revenue in 2000, $8.2 million or 35% of revenue in 1999 and $4.7 million or 31% of revenue in 1998. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk. Electric Library had nearly 75,000 subscribers at December 31, 2000, as compared to 75,000 subscribers at December 31, 1999 and 60,000 subscribers at December 31, 1998. While the first half of 2000 had increased subscriber and revenue growth, the company had a drop in subscribers and end user revenues in the fourth quarter of 2000 as a result of reduced marketing spending to acquire subscribers. We do not expect revenue growth in end-user subscription revenues without an increase in customer acquisition costs to grow the subscriber base. We may implement other pricing policies or subscription terms in 2001, which may include an increase in the fee for annual subscriptions, a different trial period and a new quarterly subscription option. These changes may have and impact in volume, and/or pricing and accordingly, on revenues, the impact of which is not expected to be significant.

Advertising and other e-commerce revenues were $2.3 million, or 20% of revenues in 2000, $1.0 million or 4% of revenues in 1999. Barter revenue accounted for $590,000 and $371,000 of 2000 and 1999 revenues, respectively. There were no advertising and other e-commerce revenues in 1998. The Company expects that advertising and other e-commerce revenue growth will be impacted by the registered user base of the Company's web sites. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk.com. We also expect this revenue to be affected by the size of the advertising and sponsorship contracts entered into in any one quarter and industry pressure on e-commerce advertising. Accordingly, revenue growth may increase or decrease in consecutive quarters. The volatility in pricing for banner advertising in the marketplace may negatively impact future revenues or revenues on an annual basis.

Educational revenue accounted for $12.2 million or 52% of revenue in 1999 and $7.0 million or 47% of revenue in 1998. There were no educational revenues in 2000, as all educational contracts are now owned by bigchalk.com. See Management's Discussion and Analysis-Overview.

E-commerce online publishing revenue was $715,000 or 3% of revenue in 1999, compared to $857,000 or 5% of revenue in 1998. Online publishing revenue was generated primarily from archive services. There were no revenues from E-commerce online publishing in 2000, as we sold this business to BHIL as part of our bigchalk.com transaction. See Management's Discussion and Analysis-Overview.

Extranet and intranet knowledge management services (IntelliBank) revenue was $167,000, or 1% of revenue in 1999 and $1.7 million, or 12% of revenue in 1998. IntelliBank revenue was generated primarily from archive services, which the company discontinued marketing in 1999.

Other revenue was $948,000, or 4% of revenue in 1999, and $700,000, or 5% of revenue in 1998. Other revenue consisted primarily of international revenue. There was no revenue of this type during 2000.

As of December 31, 2000, deferred revenue amounted to $738,000 compared to $858,000 at December 31, 1999, and $8.3 million at December 31, 1998. The decrease in 2000 is due to a lower number of annual subscribers. The decrease in 1999, was attributable to the Bell & Howell transaction, in which we transferred deferred revenue of $10.6 million. The deferred revenue balances in 2000 and 1999 consist primarily of revenue to be recognized from annual end-user subscriptions.

COST OF REVENUES. The principal elements of our cost of revenues during 2000 are royalty and license fees on end-user revenues paid to bigchalk.com, which is currently the sole provider of content, hardware and software, and communication costs associated with the delivery of the Electric Library products. Cost of revenues was $3.1 million, $7.2 million and $4.4 million, and gross margin percentages were 72%, 69% and 71% in 2000, 1999 and 1998, respectively. Cost of revenues in absolute dollars decreased in 2000 due to the decrease in revenues as a result of the sale of the educational and international contracts to bigchalk.com. Additionally, the gross margin percentages increased as a result of change in the product mix, as the advertising and e-commerce revenues make up a greater portion of revenues in 2000, and there are no royalty or license fees on these revenues. In December 2000, bigchalk.com had the option to reprice the content services they provide us based on their actual cost. The Company has reached an agreement with bigchalk.com to keep the pricing structure the same for one year. In addition, the Company may choose to use other parties who can provide us with the content and processing required to deliver the consumer version of Electric Library. However, cost of revenues is expected to remain approximately the same as a percentage of sales, unless the Company provides new subscription services for another property within the Infonautics network. See Business-Intellectual Property and Licenses.

CUSTOMER SUPPORT. Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback, and centralized support for all billing-related inquiries. Customer support expenses were $426,000 in 2000, $1,147,000 in 1999 and $1,093,000 in 1998, representing a decrease of 63% in 2000 and an increase of 5% in 1999. As a percentage of revenue, customer support expenses were 4% in 2000, 5% in 1999 and 7% in 1998. The decrease in 2000 resulted primarily from lower staffing levels as a result of the bigchalk.com transaction. We anticipate customer support expenditures will remain flat in 2001, unless new products are introduced which could require increased customer service support.

TECHNICAL OPERATIONS AND DEVELOPMENT. Technical operations and development expenses consist primarily of costs associated with maintaining our products, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of our new and existing sites. Technical operations and development expenses were $6.2 million in 2000, $8.4 million in 1999 and $7.6 million in 1998, representing a decrease of 26% in 2000 and an increase of 10% in 1999. As a percentage of revenue, technical operations and development expenses were 55% in 2000, 36% in 1999 and 51% in 1998. A portion of these development costs in 2000 have resulted from the technical services agreement with bigchalk.com, requiring a percentage of Electric Library end-user revenues to be paid to bigchalk.com for use of the Electric Library technical support and data center operations. The absolute dollar decrease was largely due to the bigchalk.com transaction, as many of our personnel and costs associated with those personnel were included in the sale to bigchalk.com. As a percentage of revenues, the percentages in 2000 are much higher than the percentages in 1999 due to the transaction with bigchalk.

During the fourth quarter of 2000, we implemented cost reduction efforts including headcount reductions, limited use of consultants, and selected upgrades to the existing sites. However, the Company may develop new sites, which could result in an offset to some of these cost reductions.

Due to the bigchalk.com transaction in December 1999, the Company reduced its technical operation and development staffing levels from 79 to 35. In 2000, the staffing levels were reduced even further to 21. A further decrease in the percentage of revenues in 2001 is expected, as a result of our ability to leverage synergies developed during 2000 and further headcount reductions. The Company will continue to incur certain fees to bigchalk.com under the technical services agreements and is expected to incur these costs internally over time. See Business-Intellectual Property and Licenses.

SALES AND MARKETING. Sales and marketing costs consist primarily of costs related to compensation, attendance at conferences and trade shows, advertising, promotion and other marketing programs. Sales and marketing expenses (which include barter expenses) were $8.2 million in 2000, $11.8 million in 1999 and $14.8 million in 1998, representing decreases of 31% in 2000 and 21% in 1999. The principal reasons for the decrease in absolute dollars was a decrease in sales personnel costs as a result of the bigchalk.com transaction. As a percentage of sales, sales and marketing costs were 73%, 51% and 99% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in costs as a percentage of sales is a result of a Sports Sleuth marketing campaign in March 2000 which cost approximately $1 million. The decrease of costs as a percentage of sales in 1999 was a result of the Company's cost reduction efforts, lower costs associated with renewals, and the effect of earlier period start up costs. Additionally, the Company opened and closed a sales office in California during 1998. As a percentage of revenues, the percentages in 2000 are also much higher than the percentages in 1999 due to the transaction with bigchalk. We use affiliate and other marketing programs to acquire registered users. We have discontinued much of our direct customer acquisition marketing and we do not expect to recommence these programs, or run any significant marketing campaigns. Further, we no longer incur the same amount of trade show, conference and other costs of marketing to the educational market as a result of our bigchalk.com transaction. We are limiting our marketing efforts, and accordingly expect that sales and marketing costs may decline in 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for content, administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $3.8 million in 2000, $3.1 million in 1999 and $4.6 million in 1998, representing an increase of 24% in 2000 and a decrease of 33% in 1999. The change in general and administrative expenses is a result of reduced administrative costs associated with the e-commerce online publishing and the educational businesses, which were sold as part of the bigchalk.com transaction, offset by approximately $1 million of professional fees related to a planned merger which was announced and terminated during 2000. The decrease in 1999 was a result of $500,000 of severance costs incurred in 1998 associated with the February 1998 resignation of the former chairman of the board, as well as reductions in overall expenses, offset by professional fees and other costs related to the bigchalk.com transaction and related severance incurred. The Company expects that general and administrative expenses will increase in 2001, as the Company incurs costs related tot he merger and for management retention costs.

INCOME (LOSS) IN EQUITY INVESTMENT. The loss in equity investment consists of the Company's equity pickup in the results of operations of bigchalk.com. The loss from equity in the investment was $10.6 million in 2000, and $413,000 during 1999. There were no such costs during 1998. As of December 31, 2000 and 1999, the Company held approximately a 27% and 31% interest in the common stock of bigchalk.com, respectively. This interest had been diluted as a result of additional preferred stock private placements to a 11% diluted interest at upon completion of a private placement in February 2001. The original investment recorded has been fully amortized during 2000.

OTHER INCOME: The Company realized a $6,616,000 gain on the fair value of the shares of eBay, Inc. received during July 2000 in exchange for the Company's $280,000 cost basis investment in Half.com, Inc., exclusive of 17,434 shares held in escrow. There was no other income during 1999 or 1998. The Company purchased a six and twelve month option collar on 130,500 and 26,453 shares, respectively, of eBay, Inc. stock. Subsequent to year end, on February 23, 2001, the Company exercised its put option on the 130,500 shares, and received approximately $6.6 million in cash. Approximately 17,434 additional shares of eBay are held in escrow and are not valued on the balance sheet, included in the income statement, or hedged. These shares will be released to the Company in July 2001, assuming there are no matters for which Half.com is required to indemnify eBay.

GAIN ON SALE OF NET ASSETS. There was no gain on sale of net assets in 2000. In 1999, the gain on sale of net assets consisted of the cash and note receivable received, plus the net liabilities transferred upon consummation of the transaction with BHIL and Bell & Howell. The gain amounted to $34.9 million. There are no current or future Federal or state income tax liabilities resulting from the transaction due to utilization of available net operating loss carryforwards.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $181,000 in 2000, compared to net interest expense of $1.5 million in 1999 and net interest income of approximately $154,000 in 1998. In 2000, $473,000 of interest expense was incurred, $459,000 of which related to the amortization of the warrant valuation on the issuance of convertible debt in 1999, and 7% interest on the convertible debt. The remaining interest was incurred on capital leases. In 1999, approximately $369,000 of interest expense was incurred for the discount on the issuance of convertible debt below market and approximately $657,000 was incurred for the amortization of the warrant valuation and 7% interest on the convertible debt. The remainder of 1999 interest expense related to capital leases, the accounts receivable financing, and interest expense related to an accrual for a potential liability owed to the Commonwealth of Pennsylvania as a result of the $13.5 million note receivable from Bell & Howell at December 31, 1999.. The convertible debt was partially converted and partially repaid to the debt holder in August 2000. Interest expense in 2001 is expected to be recognized from capital leases. The Company expects that it will recognize net interest income in 2000 .

INCOME TAXES. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception. As of December 31, 2000, the Company had approximately $ 19 million in Federal net operating loss carryforwards. The Federal net operating losses will expire beginning in 2008 through 2020 if not utilized. The state net operating losses of $4.3 million will expire beginning between 2005 and 2009, if not utilized. See Note 6 of Notes to Consolidated Financial Statements. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations and capital requirements through proceeds from the private sale of equity securities, our initial public offering, proceeds from the transaction with Bell & Howell Company, proceeds from the issuance of preferred stock and convertible debt, utilization of an accounts receivable purchase agreement, and equipment leases. In 2001, we believe we will be able to fund operations through existing cash, cash generated through operations, and proceeds received from the sale of eBay, Inc. ("eBay") stock.

We had cash and cash equivalents of approximately $4.5 million at December 31, 2000 and $3.7 million at December 31, 1999. During 2000, we collected a $13.5 million note receivable arising from the Bell & Howell transaction, and generated nearly $1 million from the issuance of common stock. Additionally, at December 31, 2000 we have marketable securities available for sale of $7.9 million.

Working capital of approximately $10.2 million existed at December 31, 2000, compared to $11.5 million at December 31, 1999. The Company monitors its cash and investment balances regularly and invests excess funds in short-term government investment funds. In February of 2001 the Company sold 130,500 shares of eBay for net proceeds of approximately $6.6 million.

We used cash in operations of approximately $8.2 million, $6.6 million and $11.7 million for 2000, 1999 and 1998, respectively. The increase in cash used in operations during 2000 was due to the absence of collections from educational customers in 1999, a result of the bigchalk.com transaction. The decrease in cash used in 1999 was due to increased cash collections from customers in advance of providing our sites and services.

Net cash provided by investing activities was $9.5 million in 2000, $4.3 million in 1999 and $9.8 million in 1998. The increase in cash provided is a result of the collection of the $13.5 million note receivable arising from the Bell & Howell transaction, net of certain costs associated with the transaction. The decrease in 1999 is a result of $10.7 million in net proceeds received during 1998 from investments maturing during 1998 which were not reinvested. No such investments matured during 1999, causing the cash provided to decrease. Offsetting this decrease was the receipt of $5.0 million from the Bell & Howell transaction. In 2000, approximately $2.3 million was used for capital expenditures. In 1999 and 1998, $454,000 and $852,000, respectively, was used for capital expenditures. Net cash used for the purchase of intangibles related to Newsdirectory.com was $70,000 in 2000.

The Company's principal commitments at December 31, 2000 consist of obligations under the bigchalk.com service and license agreements, as well as equipment and facility lease agreements entered during 2000. Additionally, Effective January 1, 2001, the Company's Board of Directors implemented a retention plan for the executive officers of the Company. The plan was instituted in order to create incentives for the officers to provide continued service to the Company operationally as well as strategically following the termination of the Digital Fusion transaction in late 2000 and as the Company entered the new year. The retention plan is cash-based and depends on the date on which an officer continues to be employed by the Company and a substantial portion is contingent upon the close of a strategic transaction. Such payments in the aggregate will not exceed $850,000. No officer is entitled to more than one payment under the retention plan and any applicable employment or severance agreement. Other previous commitments such as content provider and lease agreements were assigned to bigchalk.com.

With the exception of expenditures related to our corporate office relocation during 2000, capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures would increase if the number of registered users increase. As of December 31, 2000, the Company did not have any material commitments for capital expenditures.

Net cash used in financing activities was $590,000 in 2000, as compared to net cash provided by financing activities of $2.8 million in both 1999 and 1998. During 2000, we repaid $1,548,000 to the holder of a $3.0 million convertible debenture, which had been issued on February 11, 1999. This payment represented $1.4 million of the principal plus accrued interest. The remaining $1.6 million in principal plus interest was converted to the Company's Class A common stock. We also entered a receivables financing agreement during 1999 from which $2.9 million was borrowed and repaid during the year. On July 22, 1998, the Company raised $3.0 million in a private placement of 3,000 shares of Preferred Stock. See Note 7 to the Consolidated Financial Statements.

We currently anticipate that the cash balances, cash from operations and cash from sale of investments, will be sufficient to meet our anticipated needs for at least through March 12, 2002. We may need to raise additional funds in the future in order to fund more aggressive marketing or growth, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all. The Company received a letter dated January 3, 2001 from the NASDAQ Stock Market, Inc. notifying the Company that its securities have failed to meet the continued listing requirements for minimum bid price under the NASDAQ SmallCap Market rules. If the Company trades on the OTC, this may make it more difficult to raise funds in the future. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully market our services, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities, which could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and those securities may have rights superior to those of the holders of the common stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends.

MARKET RISK

During August 2000, the Company opted to mitigate the risk associated with volatility in the price of eBay, Inc. stock by entering into two derivative collar contracts which help to ensure that the Company's potential gain is within acceptable levels. These instruments are held solely for hedging purposes and are typically referred to as no-cost collars, which consist of purchasing puts and selling calls on the same equity security. The counter party to the derivative collar contracts is a major financial institution. However, the Company is exposed to market risk loss in the event of nonperformance by the financial institution. On February 23, 2001, the Company sold 130,500 shares and exercised its put option on those shares for net proceeds of approximately $6,556,000. The remaining hedged securities do not include approximately 17,000 shares of eBay stock, which are being held in escrow for a period of 1 year from the date of the exchange transaction, which was July 11, 2000. Management does monitor the credit rating of the financial institution and considers the risk of nonperformance to be remote. Information regarding the remaining collar is illustrated in the table below:

	Strike Price	Number of Shares Hedged	Expiration Date
Call	$71.410	26,453	August 23, 2001
Put	$50.235	26,453	August 23, 2001

SEASONALITY

During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, our sites may experience reduced user traffic. For example, our experience with Electric Library shows that new user registrations and usage of the site declines during the summer months and around the year-end holidays. Our experience with Company Sleuth shows that new user registrations and usage of the site declines at about the same times. Not all of our sites may experience the same seasonality effects. Seasonality may also affect advertising and affiliate performance which could in turn affect our sites' performance.

ELECTRIC SCHOOLHOUSE

In February 1998, the Company entered into an agreement with Marvin I. Weinberger, the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company called Electric Schoolhouse, LLC that will pursue the Company's Electric Schoolhouse project. Under the February 1998 agreement, Electric Schoolhouse, LLC is obligated to repay the Company for certain expenses and costs. However, in July 2000 the Company forgave approximately $120,000 of expenses owed to it in connection with Mr. Weinberger's execution of a Shareholder Agreement in favor of the Digital Fusion, Inc. transaction. Such expenses had previously been written off by the Company as uncollectable.

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

The one year safe harbor expired in January 2001. At that time, Infonautics no longer believed it fell within the statutory definition of investment company. However, to address the possibility that Infonautics might not fall outside the statutory definition of investment company upon expiration of the one year safe harbor, Infonautics submitted an application with the Securities and Exchange Commission on January 12, 2001, requesting an exemption from the definition of investment company under Section 3(b)(2) of the Investment Company Act of 1940. Section 3(b)(2) authorizes the Commission to exempt from the definition of investment company any issuer it determines to be primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities either directly or through controlled companies conducting similar types of businesses. The section further provides that the filing of an application under the section in good faith by an issuer shall exempt the applicant for a period of sixty days from all provisions of the Investment Company Act of 1940.

Infonautics believes that it filed the application for exemptive relief under Section 3(b)(2) in good faith. Consequently, Infonautics automatically was exempted from all provisions of the Investment Company Act of 1940 until approximately March 12, 2001. On February 23, 2001, Infonautics disposed of certain securities holdings. As a result of the disposition, Infonautics no longer triggered the statutory definition of investment company as of that date. Infonautics believes it continues to fall outside the definition.

 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133:

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In July 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. We will be required to implement SFAS 133 in fiscal year 2001. We believe that in accordance with SFAS 133, our derivative collars will be considered a fair value hedge and as such, gains or losses on the collars will be recognized in income.

FIN 44:

On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force (EITF) and the task force on stock compensation. FIN 44 is effective July1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position and results of operations.

SAB 101:

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The implementation of SAB 101 did not have a material impact on the Company's financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hold equity investments in a publicly traded company, eBay Inc. that is subject to considerable market risk due to market price volatility. However, we have mitigated the risk through the use of a collar. These securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of stockholders' equity. We have also invested in a privately held company, bigchalk.com. There is no public market for bigchalk.com's stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

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

(ii) FINANCIAL STATEMENTS. bigchalk.com, inc. Financial Statements listed in the accompanying Table of Contents appearing on page F-25 are filed as part of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES. The Financial Statement Schedule listed in the accompanying Index to Infonautics, Inc. Consolidated Financial Statements and Financial Statement Schedule appearing on page F-24 is filed as part of this Annual Report on Form 10-K.

3. EXHIBITS. See (c) below.

(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.
EXHIBIT NO.	DESCRIPTION
3.1

Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-2428) ("Form S-1 Registration Statement") as amended in part by the Form of Articles of Incorporation in Exhibit 3.1 attached to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2000))

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
10.18

Agreement of Lease dated June 14, 1994, as amended January 27, 1995, June 30, 1995 and November 13, 1995 (each incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement), April 18, 1996 and May 22, 1996 (each incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K), April 14, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997), September 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1997) and November 17, 1997 between Infonautics, Inc. and West Valley Business Trust

10.19**

Interactive Marketing Agreement dated as of March 10, 1998 between Infonautics Corporation and America Online, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.20

Electric Schoolhouse Agreement dated as of February 12, 1998 between Infonautics, Inc. and Marvin I. Weinberger (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998 )

10.21

Amendment Number 1 to Interactive Marketing Agreement between America Online, Inc. and Infonautics Corporation dated March 2, 1999. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

10.22***

Master Transaction Agreement by and among Infonautics, Inc., Infonautics Corporation, Bell & Howell Company and BHIL dated July 8, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A (File No. 000-28284))

10.23

First Amendment to the Master Transaction Agreement by and among Infonautics, Inc., Infonautics Corporation, Bell & Howell Company and BHIL dated September 28, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K/A (File No. 000-28284))

10.26

Amendment to Employment Agreement between Joshua Kopelman and Infonautics, Inc. dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.27

Amendment to Agreement of Termination and Assignment dated October 30, 1992 between Telebase Systems, Inc. and Marvin Weinberger and Lawrence Husick and Bill of Sale dated April 19, 1993 between Infonautics, Inc. and Marvin Weinberger, between Infonautics, Inc. and CDnow, Inc. dated June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.28

Agreement of Termination between Israel Melman and Infonautics, Inc. dated February 26, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

10.29

Securities Purchase Agreement, dated as of February 11, 1999, between Infonautics, Inc. and RGC International Investors, LDC (incorporated by reference as exhibit 99.1 to the Company's Report on Form 8-K filed February 24, 1999) (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

10.30

Registration Rights Agreement, dated as of February 11, 1999, between Infonautics, Inc. and RGC International Investors, LDC (incorporated by reference as exhibit 99.2 to the Company's Report on Form 8-K filed February 24, 1999) (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999)

10.31

Letter dated November 2, 1998 from RGC International Investors, LDC waiving certain rights under the securities purchase and related agreements discussed in Note 6 of the Notes To Consolidated Financial Statements in the Company's Report on Form 10-Q for the quarterly period ended September 30, 1998 and in Item 2, Changes in Securities, in the same Report on Form 10-Q (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1998)

10.32

Statement with Respect to Shares for Series A Convertible Preferred Stock of Infonautics, Inc. with RGC International Investors, LDC (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated July 22, 1998)

10.33

Securities Purchase Agreement, dated as of July 22, 1998 between Infonautics, Inc. and RGC International Investors, LDC (incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated July 22, 1998)

10.34

Registration Rights Agreement dated as of July 22, 1998 between Infonautics, Inc. and RGC International Investors, LDC (incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated July 22, 1998)

10.35

Stockholders Agreement dated January 10, 2000 between the Company, bigchalk.com, inc., BHIL, TBG Information Investors LLC, Core Learning Group LLC, Core Learning Group - BC, LLC, APA Excelsior V, L.P.., Patricof Private Investment Club II, L.P., Frank A. Bonsal, Jr., WS Investment Company 99B, Alan K. Austin, The San Domenico Trust, Timothy J. Sparks, and Daniel K. Yuen (incorporated by reference to Exhibit 10.20 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2000)

10.36	Lease between American Baptist Churches USA and Infonautics Corporation (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000)
10.37

Termination Agreement dated November 10, 2000 by and among DIGITAL FUSION, INC. (formerly I. I. Holding Company, Inc.), IBS INTERACTIVE, INC., INFONAUTICS, INC., IBS MERGER SUB, INC. (formerly I. I. Merger Sub I, Inc.), INFONAUTICS MERGER SUB, INC. (formerly I. I. Merger Sub II, Inc.), FIRST AVENUE MERGER SUB, INC. (formerly I. I. Mergersub III, Inc.), and FIRST AVENUE VENTURES, INC. (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.38

Shareholder Agreement dated July 30, 2000 between Infonautics, Inc, Marvin I. Weinberger, and Fran Solow Weinberger (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.39*

Amended and Restated Stockholders Agreement dated December 20, 2000 between the Company, bigchalk.com, inc., BHIL, TBG Information Investors LLC, Core Learning Group - BC, LLC, APA Excelsior V, L.P., Patricof Private Investment Club II, L.P., Frank A. Bonsal, Jr., Softbank Venture, Inc., IGSB LSP I, LLC, Oberndorf Family Partners, L.P., and others

10.40

Agreement and Plan of Reorganization dated July 30, 2000 between IBS Interactive, Inc., Infonautics, Inc. and First Avenue Ventures, Inc. ("First Avenue") (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 8, 2000)

21*

Subsidiaries of the Registrant, Infonautics Corporation, a Pennsylvania corporation, InfoLoans, Corp., a Pennsylvania corporation, Infoprop, Inc., a Delaware corporation (subsidiary of Infonautics Corporation), InfoLoans2 Corp., a Delaware corporation (subsidiary of Infonautics Corporation),

23*	Consents of PricewaterhouseCoopers LLP and KPMG LLP
24	Powers of Attorney (included as part of the signature page hereof)

_______________

* Filed herewith.

** Compensation plans and arrangements for executive officers and others.

*** Portions of these exhibits were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

COPIES OF THE EXHIBITS ARE AVAILABLE TO SHAREHOLDERS (UPON PAYMENT OF A FEE TO COVER THE COMPANY'S EXPENSES IN FURNISHING EXHIBITS) FROM GERARD J. LEWIS, JR., VICE PRESIDENT & GENERAL COUNSEL, SECRETARY, INFONAUTICS, INC., 590 NORTH GULPH ROAD, KING OF PRUSSIA, PENNSYLVANIA 19406-2800.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFONAUTICS, INC.

Date: March 31, 2001

By: /s/ David Van Riper Morris

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
Name	Capacity	Date

/s/ David Van Riper Morris David Van Riper Morris	Principal Executive Officer	March 31, 2001

/s/ Federica F. O'Brien Federica F. O'Brien	Principal Financial and Accounting Officer	March 31, 2001

/s/ Israel J. Melman Israel J. Melman	Director	March 31, 2001

/s/Howard L. Morgan Howard L. Morgan	Director	March 31, 2001

/s/Lloyd N. Morrisett Lloyd N. Morrisett	Director	March 31, 2001

/s/Brian Segal Brian Segal	Director	March 31, 2001

Infonautics, Inc.
Consolidated Financial Statements
as of December 31, 1998, 1999 and 2000

THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY.

Infonautics, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedule
December 31, 1998, 1999, and 2000

Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Infonautics, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Infonautics, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 16, 2001

Infonautics, Inc. Consolidated Balance Sheets December 31, 1999 and 2000
Assets	1999	2000
Current Assets
Cash and cash equivalents	$3,739,024	$4,461,106
Marketable securities	-----	7,884,534
Receivables:
Trade, less allowance for doubtful accounts of $99,800 in 1999 and $35,376 in 2000	637,316	776,786
Due from affiliate	13,5000,000	-----
Other	513,231	86,544
Prepaid expenses and other assets	267,230	215,153

Total current assets	18,656,801	13,424,123
Property and equipment, net	492,438	2,163,562
Investments in affiliates	10,885,773	-----
Other assets	26,415	208,059

Total assets	$30,061,427	$15,795,744

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of obligation under capital lease	-----	$71,213
Accounts payable	$916,292	621,672
Due to affiliate	-----	667,506
Accrued expenses	2,438,515	1,134,001
Accrued royalties	75,606	-----
Deferred Revenue	858,159	737,693
Convertible debt	2,857,322	-----

Total current liabilities	7,145,894	3,232,085
Noncurrent portion of obligations under capital lease	-----	111,160

Total liabilities	7,145,894	3,343,245

Commitments and contingencies
Shareholders' equity:
Series A Convertible Preferred Stock, no par value, 5,000 shares authorized	-----	-----
Class A common stock, no par value, 25,000,000 shares authorized, one vote per share, 11,757,076 and 12,679,906 shares issued and outstanding at December 31, 1999 and 2000, respectively	-----	-----
Class B common stock, no par value 100,000 shares authorized and issued; 100,000 and 0 outstanding at December 31, 1999 and 2000	-----	-----
Additional paid in capital	58,316,564	61,573,472
Accumulated deficit	(35,401,031)	(49,721,884)
Treasury stock, at cost	-----	(387,500)
Other comprehensive income	-----	988,411

Total shareholders' equity	22,915,533	12,452,499

Total liability and shareholders' equity	$30,061,427	$15,795,744

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc. Consolidated Statements of Operations For the Years Ended December 31, 1998, 1999, and 2000
	1998	1999	2000
Revenues	$14,924,567	$23,234,243	$11,161,054
Cost and expenses
Cost of revenues	4,384,362	7,164,121	3,078,503
Customer support expenses	1,093,212	1,146,967	425,817
Technical operations and development expenses	7,605,669	8,375,173	6,175,453
Sales and marketing expenses	14,834,567	11,773,119	8,179,398
General and administrative expenses	4,608,715	3,067,934	3,813,718

Total costs and expenses	32,526,525	31,527,314	21,672,889

Loss from operations	(17,601,958)	(8,293,071)	(10,511,835)
Interest and other income	293,919	76,304	653,772
Interest expense	(139,497)	(1,592,099)	(473,139)
Equity in net losses of unconsolidated affiliate	-----	(412,999)	(10,605,773)
Gain on sale of net assets	-----	34,918,964	-----
Other income	-----	-----	6,616,122

Net income (loss)	(17,447,536)	24,697,099	(14,320,853)
Redemption of preferred stock in excess of carrying amount	-----	(74,875)	-----

Net income (loss) attributable to common shareholders	$(17,447,536)	$24,622,224	$(14,320,853)

Income (loss) per common share - basic	$(1.77)	$2.10	$(1.16)

Weighted average shares outstanding - basic	9,830,900	11,729,900	12,348,100

Income (loss) per common share - diluted	$(1.77)	$1.88	$(1.16)

Weighted average shares outstanding - diluted	9,830,900	13,126,300	12,348,100

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1999, and 2000
	1998	1999	2000
Cash flows from operating activities:
Net income (loss)	$(17,447,536)	$24,697,099	$(14,320,853)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Gain on sale of net assets	-----	(34,918,964)	-----
Depreciation and amortization	1,499,837	1,428,669	865,726
Amortization of discount on convertible debt	-----	840,269	328,302
Accretion on convertible debt	-----	185,625	130,813
Provision for losses on accounts receivable	33,174	335,432	(64,424)
Amortization of deferred compensation	125,000	125,000	-----
Equity in investee losses	-----	412,999	10,605,773
Other income	-----	-----	(6,616,122)
Stock issued for services	-----	5,625	------
Severance and related costs	398,525	-----	-----
Changes in operating assets and liabilities:
Receivables:
Trade	(542,656)	(3,961,783)	(75,046)
Other	(125,724)	(328,226)	426,687
Prepaid and other assets	(232,370)	(108,380)	2,377
Accounts payable	454,098	(291,787)	(133,963)
Due to affiliate	-----	-----	667,506
Accrued expenses	(157,487)	(123,676)	180,839
Accrued royalties	659,946	107,093	(75,606)
Deferred revenue	3,614,374	4,981,121	(120,466)

Net cash used in operating activities	(11,720,819)	(6,613,884)	(8,198,457)

Cash flows from investing activities:
Purchase of property and equipment	(852,445)	(454,487)	(2,273,555)
Receipts from sale of net assets, net	-----	5,000,000	11,853,990
Minority investment	-----	(280,000)	-----
Purchases of short-term investments	(7,789,936)	-----	-----
Purchase of intangibles	-----	-----	(70,000)
Proceeds from maturity of short-term and long-term investments	18,485,440	-----	-----

Net cash provided by investing activities	9,843,059	4,265,513	9,510,435

Cash flows from financing activities:
Net proceeds from issuance of common stock	-----	-----	980,641
Proceeds from borrowings under accounts receivable purchase agreement	-----	2,913,358	-----
Repayments of borrowings under accounts receivable purchase agreement	-----	(2,913,358)	-----
Proceeds from exercise of stock options	216,037	550,804
Repurchase of preferred stock	-----	(333,358)	-----
Proceeds from issuance of long-term debt	-----	3,000,000	-----
Net proceeds from issuance of preferred stock and warrants, net	2,950,139	-----	-----
Payments on capital lease obligations	(297,538)	(397,862)	(22,866)
Loans to officers and employees	(25,000)	------	-----
Repayment of convertible debt	-----	------	(1,547,671)

Net cash provided by (used in) financing activities	2,843,638	2,819,584	(589,896)

Net increase in cash and cash equivalents	965,878	471,213	722,082
Cash and cash equivalents, beginning of period	2,301,933	3,267,811	3,739,024

Cash and cash equivalents, end of period	$3,267,811	$3,739,024	$4,461,106

Supplemental disclosure of cash flow information: See Note 13

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
For the Years Ended December 31, 1998, 1999 and 2000
	Common Stock				Treasury Stock		Preferred Stock
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Total Stockholder' Equity (Deficit)
Balance at December 31, 1997	9,391,627	----	100,000	----	----	----	----	----	$ 53,360,221	$ (42,650,594)	----	$ (250,000)	$10,459,627
Amortization of deferred compensation	----	----	----	----	----	----	----	----	----	----	----	125,000	125,000
Exercise of employee stock options	103,287	----	----	----	----	----	----	----	216,037	----	----	----	216,037
Issuance of stock to former CEO	125,000	----	----	----	----	----	----	----	398,525	----	----	----	398,525
Sale of preferred stock	-----	----	----	----	----	----	3,000	$ 2,950,139	----	----	----	----	2,950,139
Warrants issued in connection with preferred stock	-----	----	----	----	----	----	----	(261,000)	261,000	----	----	----	----
Accretion of preferred stock	-----	----	----	----	----	----	----	48,493	(48,493)	----	----	----	----
Conversion of preferred stock	1,902,778	----	----	----	----	----	(2,717)	(2,479,149)	2,479,149	----	----	----	----
Net loss for the year	-----	----	----	----	----	----	----	----	----	(17,477,536)	----	----	(17,447,536)

Balance at December 31, 1998	11,522,692	----	100,000	----	----	----	283	258,483	56,666,439	(60,098,130)	----	(125,000)	(3,298,208)
Amortization of deferred compensation	-----	----	----	----	----	----	----	----	----	----	----	125,000	125,000
Exercise of employee stock options	232,884	----	----	----	----	----	----	----	550,804	----	----	----	550,804
Accretion of preferred stock	-----	----	----	----	----	----	----	74,875	(74,875)	----	----	----	----
Repurchase of preferred stock	-----	----	----	----	----	----	(283)	(333,358)	----	----	----	----	(333,358)
Discount on issuance of convertible debt	-----	----	----	----	----	----	----	----	799,346	----	----	----	799,346
Beneficial conversion of convertible debt	-----	----	----	----	----	----	----	----	369,225	----	----	----	369,225
Stock issued for services	1,500	----	----	----	----	----	----	----	5,625	----	----	----	5,625
Net income for the year	-----	----	----	----	----	----	----	----	----	24,697,099	----	----	24,697,099

Balance at December 31, 1999	11,757,076	----	100,000	----	----	----	----	----	58,316,564	(35,401,031)	----	----	22,915,533
Exercise of employee stock options	379,557	----	----	----	----	----	----	----	980,641	----	----	----	980,641
Acquisition of treasury stock	-----	----	(100,000)	----	100,000	$(387,500)	----	----	----	----	----	----	(387,500)
Issuance of class A stock	100,000	----	----	----	----	----	----	----	387,500	----	----	----	387,500
Conversion of convertible debenture	428,273	----	----	----	----	----	----	----	1,768,767	----	----	----	1,768,767
Stock issued for acquisition	15,000	----	----	----	----	----	----	----	120,000	----	----	----	120,000
Unrealized gain on eBay, Inc. stock	-----	----	----	----	----	----	----	----	----	----	$ 988,411	----	988,411
Net loss for the year	-----	----	----	----	----	----	----	----	----	(14,320,853)	----	----	(14,320,853)
Comprehensive Income	-----	----	----	----	----	----	----	----	----	----	----	----	(13,332,442)

Balance at December 31, 2000	12,679,906	----	----	----	100,000	$(387,500)	----	----	$61,573,472	$(49,721,884)	$ 988,411	----	$12,452,499

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc.
Notes to Consolidated Financial Statements
December 31, 1998, 1999, and 2000

1.The Company and 1999 Transaction

Infonautics, Inc. is a provider of personalized information agents and Internet sites. The Infonautics Network of web properties including the free, advertising supported Sleuth Center content notification sites featuring Company Sleuth, Job Sleuth and Entertainment Sleuth. The Infonautics Network also includes search and reference sites consisting of subscriber based Electric Library and the free Encyclopedia.com and NewsDirectory.com.

Gain on Sale of Net Assets

On December 15, 1999, Infonautics completed a transaction with Bell & Howell Company and its wholly-owned subsidiary, BHIL ("BHIL") in which Infonautics contributed its Electric Library K-12 and public library contracts, assets, liabilities and related commitments into what is now bigchalk.com, Inc. ("bigchalk.com"), an Internet education company, in exchange for $16.5 million in cash and a 30.89 percent interest in bigchalk. BHIL received the remaining percentage interest in bigchalk.com. In addition, on December 15, 1999 Infonautics contributed its e-commerce online publishing business to BHIL for $2 million as part of the bigchalk.com transaction.

Infonautics continues to develop and market its Sleuth sites. The Company also retains the rights to market Electric Library to end-users (subject to an option granted to bigchalk.com to purchase the end-user business (see Note 11)).

Liquidity and Capital Resource Outlook

Management believes that cash on hand, operating cash flow and the cash proceeds from the sale of eBay stock will yield sufficient short-term liquidity to bridge the Company's financing needs until such time as the Company can secure other longer-term alternatives. In addition, the Company remains capable of reducing expenses further and terminating the treasury stock repurchases and certain capital expenditures to preserve cash. Over the long-term the Company will need to review its operating plan and determine a business strategy that utilizes the Company's financial resources to maximize shareholder value going forward.

The Company also will continue to explore options that would provide additional capital for longer-term objectives and operating needs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Infonautics, Inc. and its wholly owned subsidiaries (collectively, the Company). Investments in nonconsolidated companies which are at least 20% owned are carried at cost plus equity in undistributed earnings or losses since acquisition. All intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Marketable Securities

At December 31, 2000 all marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholder's equity.

Derivative Financial Instruments

During 2000, the Company entered into two derivative collar contracts to manage the investment risk associated with the volatility in the price of eBay, Inc. stock that was received in connection with eBay's acquisition of Half.com (see Note 5). These contracts were not entered into for speculative purposes and are classified for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

In the unlikely event that the counterparty fails to perform under the contract, the Company bears the market risk of an adverse change in the price of the eBay stock below the floor of the collar.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets. The Company defines useful lives as three years for computer equipment, office equipment, leasehold improvements and software and seven years for furniture and fixtures. Depreciation on these assets is computed on a straight-line basis. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Capital leases are amortized over the shorter of the life of the asset or the term of the respective lease, which range from two years to four years. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment (if any) is made based on estimates of undiscounted future cash flows. For the years ended December 31, 1999 and 2000 there have been no asset impairments.

Treasury Stock

In accordance with the provisions of APB Opinion No. 6 - Treasury Stock, the cost of acquired stock is shown separately as a reduction of stockholders' equity.

Other Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to the equity that are not the result of transactions with shareholders. Comprehensive income is comprised of two subsets - net income and other comprehensive income. Unrealized gains on marketable securities and the derivative collars represent the only items of other comprehensive income reported by the Company at December 31, 2000. The Company had no items of other comprehensive income at December 31, 1999.

Product Development Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Historically, within the Company's product development process, technological feasibility has been established upon completion of a working model. These costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant, and all product development costs have been expensed. In 2000, the Company applied SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" to the development of a new billing system being developed. Costs which have been capitalized were incurred after the preliminary project stage was completed and it was determined that the project would be completed and used to perform its intended function.

Advertising Costs

Advertising costs, included in sales and marketing expenses, are expensed over the period the advertising takes place. Advertising expense was $1,172,637, $959,002 and $1,685,823, respectively, for the years ended December 31, 1998, 1999 and 2000.

Subscriber Acquisition Costs

New subscriber acquisitions costs, primarily in sales and marketing expenses, are expensed as incurred. These costs relate directly to new customer solicitations and include the Company's direct costs of acquiring new customers, including the cost of providing trial subscriptions free of charge. Costs associated with renewal of current customers are also expensed as incurred.

Stock Based Compensation

Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock and amortized over the vesting period. (See Note 8).

Revenue Recognition

To date, the majority of Infonautics revenues have been derived from the sales of Electric Library subscriptions to educational and end-user markets. As a result of the sale of the educational contracts to bigchalk.com, the Company no longer has revenue from educational contracts, which had resulted in significant deferred revenue.

Revenue from educational institutions was recognized ratably over the term of the contract. Revenue from online monthly end-user subscriptions is recognized in the month the subscription service is provided. For annual end-user subscriptions, revenue is recognized ratably over the term of the subscription. Revenue from subscription agreements was deferred and recognized over the term of the respective agreement as the service is provided. Revenue from licensing contracts was recognized when delivery and services related to the license agreement are complete. Revenue from contracts for online publishing hosting services was recognized ratably over the term of the contract. Revenue from the implementation or integration services associated with online publishing agreements was recognized upon customer acceptance.

E-commerce revenue on the Infonautics network sites is derived principally from short-term advertising contracts in which Infonautics typically guarantees a minimum number of impressions to advertisers over a specified period of time for a fixed fee and e-commerce revenue. Revenue from advertising sales is recognized ratably in the period in which the advertisement is displayed, provided no significant obligations remain at the conclusion of the contract and the collection of the resulting receivable is probable.

Revenue is also derived from agreements to deliver a specific number of clicks or subscribers to other businesses. The agreements specify the dollar amount to be paid to the Company for each action delivered. Revenue is recognized over the term of the agreement, based on the number of transactions that are delivered within that period.

A portion of Infonautics' revenue was from barter advertisements (agreements whereby Infonautics exchanges advertisements on the Infonautics Network sites for advertisements on third-party web sites). Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered. Barter expense is recognized when Infonautics advertisements are run on third-party web sites, which is typically consistent with when barter revenue is recognized. Barter expense is included in sales and marketing.

Cost of Revenues

Cost of revenues include royalties payable to content, hardware, software, and telecommunications providers, as well as certain network costs. Costs incurred with the procurement of subscriptions and the delivery of the service are expensed as incurred and included in sales and marketing expense.

Income Taxes

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

Business and Credit Concentrations

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

Basic and Diluted EPS

The Company calculates EPS in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is a per share measure of an entity's performance computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic EPS) and dilutive potential common shares, such as stock options, warrants, and convertible debt on an "if converted" or "if exercised" basis.

3.Recent Accounting Pronouncements

FIN 44

On April 3, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 specifically answers twenty-nine questions on the implementation of ABP 25 that were derived from a survey of members of the Emerging Issues task Force (EITF) and the task force on stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position and results of operations.

SFAS 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No. 133." This statement amended certain provisions of FAS 133. Accordingly, we will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure such instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of comprehensive income until the hedged transactions affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Management believes that the Company's derivative collars will be considered a fair value hedge and as such, gains and losses on these instruments will be recognized in income.

SAB 101

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three-month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

4. Property and Equipment

Property and equipment consists of the following at December 31, 1999 and 2000:

	1999	2000
Property and equipment
Computer ewuipment	$652,778	$1,033,859
Office equipment	584,547	690,825
Furniture and fixtures	301,384	393,927
Leasehold improvements	161,490	1,274,361
Software	16,024	467,829
Capital leases:
Equipment	-	205,239

	1,716,223	4,066,040
Less accumulated depreciation and amortization
Property and equipment	(1,223,785)	(1,858,496)
Capital leases	-	(43,982)

Property and equipment net	$492,438	$2,163,562

Depreciation expense was approximately $1,137,300 in 1998, $1,072,000 in 1999 and $765,000 in 2000. Amortization expense was approximately $362,500 in 1998, $356,700 in 1999 and $43,000 in 2000.

5. Investments in Affiliates

In December 1999, the Company acquired a 30.89% interest in the outstanding common stock of bigchalk.com. The carrying value of this investment was $10,605,773 at December 31, 1999.

During January 2000, the Company's equity interest in the outstanding common stock of bigchalk.com was diluted from 30.89% to 30.28% as a result of a private financing closed by bigchalk.com. In April 2000, this investment was diluted to 27.5%, as a result of common stock issued by bigchalk.com in an acquisition. For the year ended December 31, 2000, the Company recognized a charge of $10,605,773 as equity in the losses of bigchalk.com. The accumulated deficit balance at December 31, 2000 and 1999 includes $11,018,772 and $412,999, respectively, in undistributed losses from bigchalk.com.

The Company also incurred approximately $2,589,000 of content royalties and $893,000 of technical services fees to bigchalk.com during the year ended December 31, 2000. These costs were the result of our content and technical services agreements with bigchalk.com. Content royalties are recorded as a cost of revenues and technical service fees are included in technical operations and development expenses. At December 31, 2000, the amount due to bigchalk.com for these content royalties and technical services fees is recorded on the balance sheet as due to affiliate.

The Company accounts for its investment in bigchalk.com under the equity method.

Summarized financial information of bigchalk follows (dollars in thousands):
2000
Condensed Statement of Operations:
Net sales	$33,185
Gross profit	21,068
Loss from continuing operations	(50,381)
Net loss	(45,966)
Condensed Statement of Financial Condition:
Current assets	$33,247
Non-current assets	69,293

$102,540

Current liabilities	$26,343
Non-current liabilities	3,572
Total equity and preferred stock	72,625

$102,540

The Company had an interest of less than 4% in Half.com, Inc. which was carried at cost, or $280,000 at December 31, 1999 (see Note 11).

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

The Company has reduced the related market risk in its investment of eBay securities by entering into two derivative financial instruments (referred to collectively herein as (the "Collar")), on August 23, 2000. The Collar essentially hedges the Company's risk of loss on the marketable securities by utilizing put options. Conversely, the Collar arrangement also limits of Company's potential gain by employing call options. By employing a hedging alternative such as the Collar, the Company can be assured that its gains will reside within the range created by the Collar. This range is set in such a way that the Black Scholes value of the call is equivalent to the Black Scholes value of the put; therefore, utilizing this means of hedging is cost effective for the Company since the premiums and costs related to the two opposing features effectively netted. Information regarding the Collar is illustrated in the table below.
	Strike Price	Number of Shares Hedged	Expiration Date
Call	$65.320	130,500	February 23, 2001
Call	$71.410	26,453	August 23, 2001
Put	$50.235	130,500	February 23, 2001
Put	$50.235	26,453	August 23, 2001

The effect of the Collar is to hedge 156,953 shares, or 100%, of the Company's investment in eBay. The Collar limits the Company's loss by placing a floor on the value the shares may be potentially sold at of, $50.235 per share. Conversely, the Collar also limits the Company's gain by creating a ceiling on the value the shares may be potentially sold at of, on a weight average, $66.35 per share. Therefore, the Company's maximum and minimum potential gain realized from the sale of its marketable securities at December 31, 2000 is approximately $3,500,000 or approximately $980,000, respectively. This potential gain was calculated by utilizing the strike prices from above, and the Company's original cost basis in its investment in eBay at August 23, 2000 of approximately $6,900,000. However, the options contained within the Collar agreement have expiration dates of February 23, 2001 and August 23, 2001. For each collar, the election of a third-party to exercise the call feature or the Company's option to exercise the pay feature, will automatically terminate the opposing component of the Collar agreement, and the owner of such option agreement will have no further rights or obligations under the agreement once this occurs.

The hedged securities do not include 17,434 shares of eBay stock, that are being held in escrow for a period of one year from the date of the exchange transaction. These shares are not valued on the Company's balance sheet and will only be released to the Company in July 2001 if there are no matters for which Half.com is required to indemnify eBay.

6. Income Taxes

The significant components of deferred tax assets at December 31, 1999 and 2000 are as follows:

	1999	2000
Federal tax loss carryforward	$18,312,000	$19,452,000
State tax loss carryforward	395,000	283,000
Research and experimentation credit	1,503,000	1,560,000
Sale of assets	(10,058,000)	(2,683,000)
Minority investment	-----	4,038,000
Change from cash basis to accrual basis for tax purposes	(1,047,000)	395,000
Other accruals	(108,000)	(269,000)

	8,997,000	22,776,000
Less: valuation allowance	(8,997,000)	(22,776,000)

	-----	----

A valuation allowance was established against the Company's net deferred tax asset due to the Company's lack of earnings history and, accordingly, the uncertainty as to the realizability of the asset.

At December 31, 2000, the Company had a net operating loss carryforward of approximately $57,212,138 for federal tax purposes, which expires between 2008 and 2020, if not utilized. The net operating loss carryforward for state tax purposes is $4,298,309, which expires between 2005 and 2009. These carryforwards may be applied as a reduction to future taxable income of the Company, if any. The Company also has research and experimentation credit carryforwards of approximately $1,559,728, which expire between 2009 and 2020. The Company's ability to utilize its net operating loss carryforwards and credit carryforwards may be subject to annual limitations as a result of prior or future changes in ownership.

7. Convertible Debentures

On February 11, 1999, the Company entered into a Securities Purchase Agreement with an investor under which it agreed to issue convertible debentures in the amount of $3,000,000 and warrants to purchase 522,449 shares of Class A Common Stock, no par value per share, of the Company.

The warrants may be exercised at any time during the five-year period following their issuance at an exercise price of $5.97 per share, which is equal to 130% of the closing bid price of the Company's Class A Common Stock on February 10, 1999. At issuance, the fair market value of the warrants was $800,000, which the Company recorded as an additional discount to the debt. This discount was amortized ratably over the term of the debt, which was eighteen months.

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

On August 14, 2000, the holder of the $3 million Convertible Debenture, converted $1.6 million in principal plus $168,767 of accrued interest into 428,273 shares of Class A common stock of the Company. In addition, the Company paid the remaining $1.4 million principal balance of the Debenture plus accrued interest of $147,671 to the holder of the Debenture.

8. Shareholders' Equity (Deficit)

Treasury Stock

On November 30, 2000 the Board of Directors authorized the repurchase of up to five percent of the Company's outstanding common stock. Stock repurchases may be made from time to time in the open market during the next twelve months. The plan may be suspended or discontinued at any time. As of December 31, 2000, no shares were repurchased under this plan.

Conversion of Class B Common Stock

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

Preferred Stock

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

Stock Options

In February 1996, the Company adopted the 1996 Amended and Restated Equity Compensation Plan ("1996 Plan"). Concurrently, the 1994 Omnibus Stock Plan ("1994 Plan") was amended and restated. Both plans provide for the granting of stock options to officers, directors, employees and consultants. Grants under both plans may consist of options intended to qualify as incentive stock options ("ISOs"), or nonqualified stock options that are not intended to so qualify ("NQSOs"). In addition, under the 1996 Plan, grants may also consist of grants of restricted stock, stock appreciation rights ("SARs"), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted. The 1996 Plan and 1994 Plan authorizes up to 2,500,000 and 1,100,000, respectively, shares of Class A Common Stock.

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

If compensation cost had been determined based on the fair value of the options at the grant dates for those options for which no compensation cost has been recognized, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income (loss) and income (loss) per share would have been:

		1998	1999	2000

Net income (loss) Applicable to common Shareholders	As reported	$(17,448,000)	$24,622,000	$(14,321,000)
	Pro forma	(18,649,000)	21,600,000	(15,668,000)
Income (loss) per Diluted share	As reported	(1.77)	1.88	(1.16)
	Pro forma	(1.89)	1.64	(1.27)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively: expected volatility of 75% percent; risk-free interest rates of 5.23 percent, 6.31 percent and 6.41 percent; and expected lives of 5 years.

Compensation expense of approximately $500,000 has been recognized over the four-year vesting period for certain options which were granted in 1995. Compensation expense of $125,000 was recognized in 1998 and 1999. No compensation expense was recognized in 2000.

A summary of the Company's stock options plans are presented below:

	1998		1999		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,730,330	$ 5.77	1,666,013	$4.34	1,904,275	$4.96
Granted	485,600	2.76	769,800	6.22	124,850	5.82
Exercised	(103,287)	2.36	(256,850)	2.53	(379,557)	3.23
Expired/canceled	(446,630)	4.59	(277,402)	7.06	(182,556)	5.76

Outstanding at end of year	1,666,013	4.34	1,904,275	4.96	1,467,012	5.35

Weighted-average fair value of options granted during year		$1.77		$4.09		$3.85

The following table summarizes information about the stock options outstanding as of December 31, 2000:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise	Number Exercisable at December 31, 2000	Weighted-Average Exercise Price
$1.375 - 1.938	211,500	4.65	$1.76	210,500	$1.76
$2.105 - 3.063	78,750	4.47	$2.49	73,750	$2.50
$3.375 - 4.969	436,462	3.65	$3.87	353,962	$3.75
$5.330 - 7.660	572,500	3.24	$6.40	293,100	$6.40
$8.590 - 11.50	127,800	2.81	$2.81	91,200	$11.50
$14.00	40,000	1.99	$14.00	40,000	$14.00
	1,467,012	3.47	$5.35	1,062,512	$5.05

9. Earnings Per Share

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share, in thousands (except share and per share amounts):

Basic Net Income ( Loss) Per Share	1998	1999	2000
Net income (loss) applicable to common shareholders	$(17,448)	$24,622	$(14,321)
Weighted average common shares outstanding	9,830,900	11,729,900	12,348,100
Basic net income (loss) per share	$(1.77)	$2.10	$(1.16)
Diluted Net Income (Loss) Per Share
Income (loss) for purposes of computing diluted net income (loss) per share	$(17,448)	$24,622	$(14,321)

Weighted average common shares outstanding	9,830,900	11,729,900	12,348,100

Dilutive stock options and warrants	-----	625,100	-----
Assumed conversion of 7% convertible debentures	-----	771,300	-----
Weighted average common shares outstanding for purposes of computing diluted net income per share	9,830,900	13,126,300	12,348,100

Diluted net income (loss) per share	$(1.77)	$1.88	$(1.16)

In 1999, the Company applied the if-converted method to compute dilutive stock options, warrants and convertible debentures. The stock options, warrants and convertible debentures were assumed to have been converted at the beginning of the period, and the resulting common shares were included in the calculation, as long as the effects were not anti-dilutive.

10. Employee Benefit Plan

In 1995, the Company established a defined contribution 401(k) retirement plan covering substantially all its employees. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution up to 15% of an employee's annual compensation; however, no contributions were made by the Company through December 31, 2000.

11. Related Party Transactions

Agreements with Affiliates and Related Parties

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

The Company receives certain technical services from bigchalk and pays a fee of 10% of end user revenues as part of the technical services agreement with BHIL and bigchalk. This agreement is subject to annual review and adjustment.

The Company entered into, and subsequently amended, consulting agreements with two of its directors and shareholders during 1994 through 2000. Consulting expense of $64,000, $36,000 and $39,000 was recognized under these agreements, in each of the years ended December 31, 1998, 1999 and 2000, respectively. One of these agreements was terminated in early 1999.

In 1997, the Company loaned $25,000 and $30,000 to two officers bearing interest rates of 5.78% and 6.23%, due in March 1999 and August 1999, respectively. As part of a December 1998 termination agreement with a former vice president of the Company, the $30,000 balance due by the officer was netted against the severance payment due such officer, and accrued interest of $2,959 on the loan was forgiven. The severance, net of the loan, was subsequently paid to the former vice president of the Company on January 5, 1999. The remaining outstanding loan of $25,000 included in other receivables at December 31, 1998, was expensed as bad debt in 1999. The Company loaned another officer $40,000 in 1999, bearing an interest rate of 5.49%. As part of a severance agreement with this officer in 2000, the loan and interest accrued upon it, were netted against a severance payment made to him in January 2000.

In February 1998, the Company entered into an agreement with the former Chairman of the Board, Chief Executive Officer and founder of the Company, pursuant to which he resigned as Chairman and Chief Executive Officer of the Company to become the Chief Executive Officer of a newly formed company that was pursuing the Electric Schoolhouse project. Pursuant to the terms of the agreement, the Company transferred to the new entity all of the Company's rights in certain trademarks, trademark applications, domain names and tangible Electric Schoolhouse materials, along with certain other rights to non-Electric Schoolhouse materials and concepts and, in return, the Company has received an equity interest in the new company. The cost basis of this investment is zero at December 31, 1999 and 2000. In addition, pursuant to the terms of the agreement, his employment and royalty agreements with the Company terminated upon the issuance by the Company to him of 125,000 shares of Class A Common Stock, one option was canceled and he was granted a new option at the same exercise price with an extended termination, and another option was amended to accelerate the vesting of such option. The Company recognized severance and related expenses of approximately $500,000 in 1998.

The Company had agreed to net the amounts due to and due from Electric Schoolhouse. An amount of $339,000 was due from this company, arising from the agreement discussed above and $193,000 was owed to this company as a result of severance costs agreed to upon resignation of the former Chairman and Chief Executive Officer. During 1999, the net amount was expensed as bad debt.

Effective July 6, 1999, the Company's executive vice president resigned. Pursuant to the terms of his employment agreement, as amended, the executive vice president was entitled to receive either (i) a lump sum payment equal to $160,000 (subject to taxes) or (ii) an equity investment in the former executive's newly formed company, subject to certain conditions, in the amount of $280,000. The Company elected to make the equity investment in the new company, Half.com. This investment was recorded at cost, and was included in Investment in affiliates at December 31, 1999. This investment was exchanged for shares of eBay, Inc. on July 11, 2000 (see Note 5).

12. Commitments and Contingencies

Right to Purchase End User Business

As part of the agreement with Bell & Howell, the Company granted bigchalk a right of first refusal and an exclusive call option to purchase the Company's Electric Library end-user business. The purchase price would be equal to two times the net revenues of the end user business for the previous 12 months and expires in December 2001.

Royalty/License Agreements

Through 1999, the majority of content providers were compensated from a standard royalty pool that is based on a percentage of the Company's revenues attributable to its Electric Library and related services, aggregating up to 29% of the applicable revenue. Certain content providers are compensated on a flat-fee basis. Certain agreements with content providers provide for minimum fees or guaranteed payments. See Note 11 under Agreements with Affiliates for ongoing royalty and license commitments resulting from the transaction with Bell & Howell.

Other Agreements

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

Separate agreements with two key officers provided for payments equal to 3.15% of the Company's net income, as defined in the agreements, commencing in 1998, and continuing until 2091. In 1998, an agreement with one of the officers was terminated. The remaining agreement, which provided for payment equal to 0.15% of the Company's net income, was terminated in 1999.

The Company has entered into a retention plan with its officers which provide for graduated payments based on continued employment with the Company until the transaction described in Note 15. Such payments in the aggregate will not exceed $850,000 and would reduce any obligation that might come due for severance under employment agreements.

Marketing Agreement

The Company entered into a marketing agreement in March 1998, in which the Company agreed to pay $4.0 million in placement fees, plus $40,000 in interest charges over a two-year period. The Company paid $1,200,000, $2,340,000 and $500,000 in 1998, 1999 and 2000, respectively. The fees were amortized on a straight-line basis since the launch of the service in May 1998, over the term of the two-year agreement, with $1,333,000, $2,028,000 and $679,000 expensed during 1998, 1999 and 2000, respectively.

Leases

The Company transferred lease obligations for the majority of its facilities and other equipment to bigchalk. The Company was obligated to reimburse bigchalk for rent and certain other office expenses based on the Company's proportionate use of certain facilities through June 2000. The Company is still subject to remaining agreements classified as operating leases expiring through 2003 and capital leases expiring in 2004. Future minimum payments as of December 31, 2000, by year and in the aggregate, under non cancelable leases for each fiscal year ended December 31 are as follows:

	Capital Leases	Operating Leases
2001	$96,476	$314,522
2002	71,559	315,242
2003	36,179	330,242
2004	24,107	-----
2005 and thereafter	-----	-----
Total minimum lease payments	228,321	$960,006
Less amount representing interest	45,948
Present value of minimum capitalized lease payments	182,373
Current portion	71,213
Long-term capitalized lease obligations	$111,160

Total rent expenses for all operating leases amounted to approximately $2,802,000 in 1998, $1,769,000 in 1999 and $367,000 in 2000, respectively.

13. Supplemental Disclosure of Cash Flow Information

The assets and liabilities transferred during 1999 in the bigchalk and e-commerce online archive business transactions were:
Accounts receivable	$4,113,643
Property and equipment, net	1,432,209
Prepaid and other assets	1,047,077
Obligations under capital leases	(332,457)
Accounts payable and accrued expenses	(1,524,181)
Accrued royalties	(1,366,156)
Deferred revenues	(10,650,245)
Total	$(7,280,110)

The gain on sale of assets of $34,918,964 for the year ended December 31, 1999 consists of the cash and note receivable of $18,500,000, the net liabilities transferred of $7,280,110 plus the investment in bigchalk of $11,018,772, net of related expenses of $1,879,918, of which $1,646,010 were included in accrued expenses at December 31, 1999.

The Company issued common stock in February 2000, as part of the purchase of intangibles, with a fair value of approximately $120,000. The total cost of $190,000 is being amortized on a straight-line basis over a three year period. During the year ended December 31, 2000, the Company amortized $58,056 of this intangible asset.

Additional paid in capital of $398,525 was recorded during 1998 for the issuance of 125,000 shares of Class A Common Stock and the acceleration of vesting of 50,000 options to purchase Common Stock, respectively, pursuant to the agreement with the Company's former Chairman and CEO described in Note 11.

Additional paid in capital of $261,000 was recorded during 1998 related to the valuation of warrants issued in connection with a private placement of Series A Convertible Preferred Stock with a stated value of $1,000 per share (see Note 8). The Company recorded accretion of $48,000 on the Series A Convertible Preferred Stock.

Additional paid in capital of $387,500 was recorded during 2000 for the issuance of 100,000 shares of Class A Common Stock to the Company's former Chairman and CEO, in exchange for his 100,000 shares of Class B Common Stock. This treasury stock has been recorded at cost and is shown as a reduction of stockholders' equity.

Approximately $369,000 was recognized during the year ended December 31, 1999 as a discount for the issuance of convertible debt below market pursuant to the agreement described in Note 7. On August 14, 2000, $1.6 million of principal plus accrued interest was converted to Class A common stock of the Company. Interest expense of approximately $186,000 and $131,000 was accrued on the convertible debt in the years ended December 31, 1999 and 2000, respectively. Cash paid for interest expense was $120,865, $241,746 and $161,438 for 1998, 1999 and 2000, respectively. Approximately $800,000 was recorded as an additional discount on debt, related to the valuation of warrants issued in connection with the convertible debt. In the years ended December 31, 1999 and 2000, $471,000 and $328,000 of this discount was amortized and recorded as interest expense. In connection with the repurchase of 283 shares of Series A Convertible Preferred Stock described in Note 8, the Company charged additional paid in capital for approximately $75,000, which represents the excess of the redemption price over the accreted carrying value of the Series A Preferred Stock.

The Company acquired $205,239 of equipment under capital leases during 2000. All pre-existing capital leases and their related assets were transferred to bigchalk.com in 1999.

Gross barter income and expenses of $371,000 and $590,000 are included in revenue and marketing expenses respectively for the years ended December 31, 1999 and 2000, respectively.

14. Quarterly Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share data).

2000	Fourth	Third	Second	First
Revenues	$2,290	$2,824	$3,006	$3,041
Loss from operations	(3,536)	(2,196)	(1,981)	(2,799)
Equity in net losses of unconsolidated affiliate	(1,445)	(3,219)	(3,442)	(2,499)
Other income	-----	6,616	-----	-----
Net income (loss)	(4,894)	1,281	(5,415)	(5,293)
Net income (loss) attributable to common shareholders	(4,894)	1,281	(5,415)	(5,293)
Income (loss) per common share - basic	(0.39)	0.10	(0.44)	(0.44)
Income (loss) per common share - diluted	(0.39)	0.10	(0.44)	(0.44)
1999	Fourth	Third	Second	First
Revenues	$ 5,854	$6,172	$ 5,977	$ 5,231
Loss from operations	(2,072)	(1,750)	(1,948)	(2,523)
Equity in net losses of unconsolidated affiliate	(413)	-----	-----	-----
Other income	-----	-----	-----	-----
Gain on sale of net assets	34,919	-----	-----	-----
Net income (loss)	31,892	(2,025)	(2,360)	(2,810)
Redemption of preferred stock in excess of carrying amount	-----	-----	-----	(75)
Net income (loss) attributable to common shareholders	31,892	(2,025)	(2,360)	(2,810)
Income (loss) per common share - basic	2.69	(0.17)	(0.20)	(0.25)
Income (loss) per common share - diluted	2.41	(0.17)	(0.20)	(0.25)

15. Subsequent Events (unaudited)

On March 28, 2001, the Company announced that it signed a definitive merger agreement with privately held Tucows Inc., a leading provider of wholesale digital products to Internet service providers and web hosting companies worldwide. In consideration of the merger, the Company will issue approximately 50 million shares of Class A common stock to the Tucows shareholders who will own roughly 80% of the merged company at closing. Upon completion of the merger, which is subject to Company and Tucows shareholder approval, certain regulatory approvals, and certain other closing conditions, Infonautics will remain a public company and is expecting to adopt the Tucows name. The transaction is expected to close during the third quarter of 2001.

Infonautics, Inc. Schedule II: Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe	Deductions - describe	Balance at end of period
Valuation allowances for deferred tax asset
2000	$ 8,997,000	$13,779,000	-----	-----	$ 27,776,000
1999	21,919,000	-----	-----	$12,922,000	8,997,000
1998	15,221,000	6,698,000	-----	-----	21,919,000
Allowance for doubtful accounts
2000	99,800	43,101	-----	107,525	35,376
1999	65,740	53,860	-----	19,800	99,800
1998	32,566	33,174	-----	-----	65,740

D - The reduction in the valuation allowance for deferred tax assets reflects utilization of deferred tax assets to offset the gain recorded on the sale of net assets.

bigchalk.com, inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2000, 1999 and 1998
(With Independent Auditors' Report Thereon)

bigchalk.com, inc. and Subsidiaries

Table of Contents

Independent Auditors' Report

The Board of Directors
bigchalk.com, inc.:

We have audited the accompanying consolidated balance sheets of bigchalk.com, inc and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bigchalk.com, inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
March 26, 2001
bigchalk.com, inc. and Subsidiaries Consolidated Balance Sheets December 31, 2000 and 1999 (dollars in thousands, except per share amounts)
Assets	2000	1999
Current Assets
Cash and cash equivalents	$18,489	$134
Accounts receivable, net	11,714	6,846
Prepaid expenses and other current assets	3,044	1,578

Total current assets	33,247	8,558
Property and equipment, net	10,846	1,553
Goodwill and other intangible assets, net	57,588	50,318
Other	859	1000

Total assets	$102,540	$61,429

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	6,497	4,513
Accrued expenses	2,686	944
Current portion of capital lease obligations	116	190
Deferred Revenue	17,044	16,654
Due to members	-----	17,970

Total current liabilities	26,343	40,271
Long term deferred revenue	2,692	1,830
Capital lease obligations, less current portion	10	143
Deferred income taxes	870	-----

Total liabilities	29,915	42,244
Series A Preferred Stock; $0.01 par value; 7,600,002 and -0- shares authorized; 7,600,002 and -0- shares issued and outstanding at December 31, 2000 and 1999 (aggregate liquidation preferences of $79,800 at December 31, 2000 and aggregate redemption value of $86,184, including accrued dividends, at December 31, 2003)	55,256	-----
Series A-2 Preferred Stock; $0.01 par value; 7,600,002 and -0- shares authorized; -0- shares issued and outstanding at December 31, 2000 and 1999	-----	-----
Series B Preferred Stock; $0.01 par value; 20,000,000 and -0- shares authorized; 6,676,846 and -0- shares issued and outstanding at December 31, 2000 and 1999 (aggregate liquidation preferences of $30,347 at December 31, 2000 and aggregate redemption value of $32,890, including accrued dividends, at December 31, 2003)	20,240	-----
Equity (deficit):
Members' interest	-----	34,135
Due from member for members' interests	-----	(15,000)
Undesignated Preferred Stock; $0.01 par value; 20,000,000 and -0- shares authorized; -0- shares issued and outstanding at December 31, 2000 and 1999	-----	-----
Common Stock subscribed	-----	50
Common Stock; $0.01 par value; 100,000,000 and -0- shares authorized; 16,816,020 and -0- shares issued and outstanding at December 31, 2000 and 1999	168	-----
Additional paid in capital	45,334	-----
Accumulated deficit	(48,373)	-----
Total equity (deficit)	(2,871)	19,185

Total liabilities and equity (deficit)	$102,540	$61,429

See accompanying notes to consolidated financial statements
bigchalk.com, Inc. and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998 (dollars in thousands, except per share amounts)
	2000	1999	1999
Sales	$33,185	$14,701	$9,365
Cost of sales	12,117	6,461	3,662

Gross profit	21,068	8,240	5,703

Operating expenses:
Sales and marketing	25,265	7,866	5,452
Product development	3,067	1,761	-----
Information and technology	15,553	774	875
General and administrative expenses	9,163	2,621	963
Depreciation and amortization	18,401	657	145

Total operating expenses	71,449	13,679	7,435

Operating Loss	(50,381)	(5,439)	(1,732)
Interest income (expense), net	1,136	(30)	-----

Loss before income taxes	(49,245)	(5,469)	(1,732)
Income tax benefit	3,279	-----	-----

Net loss	(45,966)	(5,469)	(1,732)
Dividends on and accretion of Series A Preferred Stock and Series B Preferred Stock	(2,407)	-----	-----

Net (loss) available to common shareholders	$(48,373)	(5,469)	(1,732)

Basic and diluted loss per share	$(2.95)	(0.36)	-----
Weighted average common shares outstanding	16,423,042	15,000,000	-----

bigchalk.com, Inc. and Subsidiaries
Consolidated Statements of Equity (Deficit)
For the Years Ended December 31, 2000, 1999 and 1999
	Undesignated Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder' Equity (Deficit)
Balance at December 31, 1997	----	----	----	----	----	----	(3,174)	(3,174)
Net loss	----	----	----	----	----	----	(1,732)	(1,732)
Distributions to BHIL, net	----	----	----	----	----	----	(1,242)	(1,242)

Balance at December 31, 1998	----	----	----	----	----	----	(6,148)	(6,148)
Net loss	----	----	----	----	----	----	(5,469)	(5,469)
Contributions from BHIL, net	----	----	----	----	----	----	2,252	2,252
Issuance of members' interests	----	----	----	----	----	----	43,500	43,500
Due from member for members' interest	----	----	----	----	----	----	(15,000)	(15,000)
Common Stock subscribed	----	----	----	----	----	----	50	50

Balance at December 31, 1999	----	----	----	----	----	----	19,185	19,185
Receipt of amount due from member for members' interest	----	----	----	----	----	----	15,000	15,000
Exchange of members' interests for Common Stock	----	----	15,000,000	150	33,985	----	(34,135)	----
Issuance of Common Stock	----	----	1,816,620	18	10,721	----	(50)	10,689
Issuance of stock options and warrants in Common Stock	----	----	----	----	469	----	----	469
Issuance of stock options in Common Stock to non-employee	----	----	----	----	159	----	----	159
Dividends earned on convertible, redeemable Series A Preferred Stock	----	----	----	----	----	(2,032)	----	(2,032)
Adjustment to accrete convertible, redeemable Series A Preferred Stock to redemption value by December 31, 2003	----	----	----	----	----	(268)	----	(268)
Dividends earned on convertible, redeemable Series B Preferred Stock	----	----	----	----	----	(23)	----	(23)
Adjustment to accrete convertible, redeemable Series B Preferred Stock to redemption value by December 31, 2003	----	----	----	----	----	(84)	----	(84)
Net loss	----	----	----	----	----	(45,966)	----	(45,966)

Balance at December 31, 2000	----	----	16,816,620	168	45,334	(48,373)	----	(2,871)

bigchalk.com, Inc. and Subsidiaries
Consolidated Statements of Equity (Deficit)
For the Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net loss	$(45,966)	$(5,469)		$(1,732)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,401	657		145
Provision for doubtful accounts	305	-----		-----
Non-cash compensation expense	159	-----		-----
Deferred income taxes	(3,279)	-----		-----
Changes in operating assets and liabilities, net of effect of acquisitions
Account receivable	(4,574)	14		(31)
Prepaid expenses and other current assets	(1,368)	(768)		(409)
Other non-current assets	(856)	-----		-----
Accounts payable	1,304	736		700
Accrued expenses	1,346	53		111
Due to members	(2,970)	2,970		-----
Deferred revenue	1,140	629		2,676

Net cash flows from operating activities	(36,358)	(1,178)		1,460

Cash flows from investing activities:
Deposit for acquisition	-----	(1,000)		-----
Acquisition of businesses, less cash acquired	(23,286)	(5,000)		-----
Capital expenditures, net of minor disposals	(11,298)	10		(218)
Issuance of note receivable	(240)	-----		-----

Net cash provided by investing activities	(34,824)	(5,990)		(218)

Cash flows from financing activities:
Contributions from (distributions to) BHIL, net	-----	2,252		(1,242)
Proceeds from issuance of members' interests	-----	5,000		-----
Proceeds from Common Stock subscribed	-----	50		-----
Principal payments on capital lease obligations	(304)	-----		-----
Receipt of amount due from member for members' interest	15,000	-----		-----
Proceeds from issuance of Series A Preferred Stock and Series B Preferred Stock, net of issuance costs	73,089	-----		-----
Proceeds from issuance of Common Stock	1,752	-----		-----

Net cash flows from financing activities	89,537	7,302		(1,242)

Net increase in cash and cash equivalents	18,355	134		-----
Cash and cash equivalents at beginning of year	134	-----		-----

Cash and cash equivalents at end of year	$18,489	$134	$	-----

(1) Description and Formation of Business

bigchalk.com, inc., including its subsidiaries, (the "Company") is a leading online learning destination in the kindergarten through twelfth grade ("K-12") domestic educational market, which includes teachers, administrators, students, and parents of students of public and private schools (the "K-12 Market") and publicly-owned and government-funded libraries (the "Public Library Market"). The Company provides a portfolio of products and services, including: research and reference services consisting of an extensive collection of published material; standards correlation services for educational resources; standards-based curriculum solutions; an integrated platform for building Web-based communities; and professional development services for teachers.

On September 30, 1999, BHIL ("BHIL") and Infonautics, Inc. ("Infonautics") (collectively, the "Members") entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") that provided for the formation and capitalization of BHW/INFO/EDCO.COM, LLC ("LLC") under the Delaware Limited Liability Company Act. On December 15, 1999, BHIL contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market, $5,000 in cash, and an obligation to pay $15,000 in cash on January 3, 2000 in exchange for an equity investment in LLC. On that same date, Infonautics contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and Public Library Market in exchange for an equity investment in LLC, $5,000 in cash, and the right to receive $15,000 in cash on January 3, 2000. Subsequent to the contributions, the equity interests owned by BHIL and Infonautics were approximately 73% and 27%, respectively. On January 10, 2000, pursuant to the Certificate of Conversion, the LLC Agreement was terminated and LLC was converted to bigchalk.com, inc., a Delaware corporation.

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

On January 10, 2000, the Company converted from a limited liability company under the Delaware Limited Liability Company Act to a Delaware corporation. The Certificate of Incorporation provided for the authorization of 25,900,002 shares of Common Stock and 7,600,002 shares of Series A Preferred Stock.

On December 19, 2000, the Company amended and restated its Certificate of Incorporation. The Amended and Restated Certificate of Incorporation provides for the authorization of 100,000,000 shares of Common Stock, 7,600,002 shares of Series A Preferred Stock, 7,600,002 shares of Series A-2 Preferred Stock, 20,000,000 shares of Series B Preferred Stock, and 20,000,000 shares of Undesignated Preferred Stock.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements have been prepared as if the Company operated as a stand-alone entity prior to December 15, 1999. Accordingly, for periods prior to December 15, 1999, certain expenses reflected in the consolidated financial statements include allocations from BHIL. These allocations take into consideration related business volume, personnel, or other appropriate bases, and generally include administrative expenses related to general management, information management, and other services provided to the Company by BHIL. The allocations of expenses are based on BHIL's assessment of actual expenses incurred by the Company and are reasonable in the opinion of BHIL's management.

The financial information for periods prior to December 15, 1999 may not necessarily reflect the financial position, results of operations, or cash flows of the Company in the future, or what the financial position, results of operations, or cash flows of the Company would have been if it had been a separate, stand-alone corporation during such periods.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MediaSeek Technologies, Inc. ("MediaSeek") and HomeworkCentral.com, Inc. ("HomeworkCentral"), the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

(d) Cash Equivalents

Cash equivalents are comprised of investments in highly liquid debt instruments, with original maturities of 90 days or less.

(e) Revenue/Commission Expense Recognition

The Company principally derives its revenue from subscriptions. Subscription sales are deferred as a liability and recognized ratably as revenue in the periods the subscriptions are fulfilled, normally over twelve months. Prepaid expenses and other current assets includes commissions paid to sales representatives on successful subscription sales, which are recorded as an asset and recognized as expense over the periods the subscriptions are fulfilled.

(f) Contributions from (Distributions to) BHIL

Prior to December 15, 1999, BHIL provided funding for working capital. The Company participated in Bell & Howell Company's cash management system, and accordingly, all cash generated from and cash required to support the Company's operations was deposited and received through BHIL's cash accounts. The amounts represented by the caption "Contributions from (distributions to) BHIL, net" in the Company's consolidated statements of cash flows and equity (deficit) represent the net effect of all cash transactions between the Company and BHIL. No interest expense has been charged on such activity. The average balances of member's deficit was $7,079 and $4,661 for the period from January 1, 1999 and December 15, 1999, and the year ended December 31, 1998, respectively.

(g) Income Taxes

The consolidated financial statements of the Company have been prepared assuming the Company was a limited liability company prior to December 15, 1999. On December 15, 1999, the Company was formed as a limited liability company in the state of Delaware. As such, the net loss of the Company for the period from December 16, 1999 to December 31, 1999 was reportable in the members' tax returns. As discussed in note 1, on January 10, 2000, the Company converted from a limited liability company to a C corporation. Accordingly, prior to January 10, 2000, the consolidated financial statements contain no provision or benefit and no assets or liabilities for Federal or state income taxes as the net loss recorded prior to January 10, 2000 was reported in the members' tax returns.

Beginning January 10, 2000, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. All share and per share data have been retroactively adjusted to January 1, 1999 to reflect the incorporation of the Company as described in note 1 as if all shares were outstanding for the periods presented.

The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the year ended December 31, 2000. There were no equity securities that could have had a dilutive effect on earnings per share for the year ended December 31, 1999. As of December 31, 2000, shares issuable from securities that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive were as follows: Common Stock options - 2,613,079, Common Stock warrants - 61,432, and convertible preferred stock - 14,276,848.

(i) Financial Instruments

The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued expenses, capital lease obligations, and amounts due to members, approximate the fair values of such items based on their short maturities.

(j) Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	3 years
Software	3 years
Web-site development costs	3 years

Equipment held under capital leases is stated at the present value of minimum lease payments at inception of the lease and is depreciated on a straight-line basis over the estimated useful life of the equipment or the lease term, whichever is shorter.

(k) Computer Software and Web-site Development Costs

The Company has adopted the provisions of Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), Accounting for Web-site Development Costs. During 2000, the Company capitalized costs incurred to purchase and install computer software in accordance with SOP 98-1. In addition, during 2000, the Company capitalized costs associated with acquiring and developing technology to operate its website in accordance with EITF 00-2. The Company has recorded these capitalized costs as property and equipment in the accompanying consolidated balance sheet.

All costs incurred by the Company in the planning stage for the development of its web-site and costs incurred in operating its web-site were expensed.

(l) Intangible Assets

Intangible assets consist of the values assigned to customer lists, technology, workforce, tradename, license agreements, and non-compete agreements in connection with purchase business combinations. Intangible assets also include goodwill, which represents the excess of purchase price over fair value of net assets acquired for such transactions. Goodwill is amortized on a straight-line basis over five years. Other intangible assets are amortized over their estimated useful lives, which range from two to five years, on a straight-line basis. When events and circumstances so indicate, the Company assesses the recoverability of intangible assets by comparing the carrying amount of the asset balances to undiscounted future net operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows expected to be generated by the asset using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

(m) Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), in recognizing compensation costs associated with its stock option plan. Under Opinion No. 25, compensation is measured as the difference between the stock option exercise price and the estimated fair value of the stock at the measurement date. The measurement date is the first date on which are known both the number of shares subject to the option and the option exercise price. As required by SFAS No. 123, the Company provides pro forma net loss information as if compensation had been measured under the fair value based method defined in SFAS No. 123. Under that method, compensation is measured by the fair value of the stock option. Under both SFAS No. 123 and Opinion No. 25, compensation is recognized using an accelerated method over the periods in which an employee renders service to the Company, generally the vesting period.

(n) Retirement Savings Plan

On February 1, 2000, the Company established the bigchalk.com Retirement Savings Plan ("Retirement Savings Plan") which covers substantially all full-time employees. Participants may make tax-deferred contributions up to 20% of annual compensation (subject to limitations specified by the Internal Revenue Code). The Retirement Savings Plan provides for an annual Company match dollar for dollar up to $1 after the employee has achieved one year of service. During 2000, the Company contributed $161 to the Retirement Savings Plan on behalf of employees of the Company.

(o) Supplemental Cash Flow Information

During 2000, the Company's investing activities included the following non-cash transactions: (1) the Company acquired equipment when it purchased MediaSeek and assumed a lease obligation totaling $97 to acquire this equipment, (2) the purchase price for HomeworkCentral included 1,516,622 shares of Common Stock valued at $9,096, and (3) the Company acquired equipment totaling $101 by incurring a lease obligation.

During 1999, the Company's investing activities included a non-cash transaction whereby the Company acquired equipment totaling $217 by incurring a lease obligation.

The Company paid interest of $40, $3, and $-0- for 2000, 1999, and 1998, respectively.

(3) Business Combinations

As described in note 1, on December 15, 1999, Infonautics contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and the Public Library Market to the Company, in exchange for $5,055 in cash, the right to receive $15,000 in cash, and an interest valued at $23,500.

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(43,555)
Long-term assets acquired	1,599
Long-term liabilities assumed	(1,867)
Working capital	(7,033)
Other intangible assets	20,799
Goodwill	30,057

The following unaudited pro forma information assumes that the Infonautics transaction occurred on January 1, 1998. It does not purport to be indicative of the results that would have occurred if the transaction had been consummated on the date indicated or which may be attained in the future.

	Years ended December 31,
	1999	1998
Sales	$27,532	16,637
Net loss	(19,614)	(23,799)

On January 27, 2000, the Company, MediaSeek, and the principal vendors of MediaSeek entered into a Share Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of MediaSeek pursuant to a purchase business combination. The Company provided aggregate consideration of $8,004.

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(8,004)
Long-term assets acquired	126
Long-term liabilities assumed	(39)
Deferred income taxes	(1,563)
Working capital	(45)
Other intangible assets	4,597
Goodwill	4,928

On April 1, 2000, the Company and HomeworkCentral completed an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding shares of HomeworkCentral pursuant to a purchase business combination. The shareholders of HomeworkCentral had the option to receive either cash or shares of the Company's Common Stock. Aggregate consideration was $11,472, comprised of $1,907 in cash, 1,516,622 shares of Common Stock valued at $9,096, and 122,506 Common Stock options valued at $150 and 61,432 Common Stock warrants valued at $319.

In connection with the acquisition of HomeworkCentral, employee stock options for HomeworkCentral common stock were exchanged for 122,506 of stock options for the Company's Common Stock. The exchange of these options occurred in the same ratio as the exchange of HomeworkCentral stock for the Company's Common Stock and the exercise prices of these options were adjusted to reflect the change in the number of options held by each employee as a result of the exchange.

Also in connection with the acquisition of HomeworkCentral, warrants to purchase shares of HomeworkCentral common stock were exchanged for 61,432 warrants to purchase shares of the Company's Common Stock. The exchange of these warrants occurred in the same ratio as the exchange of HomeworkCentral stock for the Company's Common Stock and the price at which these warrants were exercisable was adjusted reflect the change in the number of warrants outstanding as a result of the exchange. At December 31, 2000, the Company had outstanding warrants to purchase 61,432 of the Company's Common Stock at an exercise price of $8.79 per share, to be reduced upon certain conditions in the issuance of common stock. The warrants are exercisable at any time and expire on dates ranging from October 1, 2004 to December 22, 2004.

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(11,472)
Long-term assets acquired	329
Deferred income taxes	(2,586)
Working capital	132
Other intangible assets	6,466
Goodwill	7,131

The following unaudited pro forma information assumes that the Infonautics, MediaSeek, and HomeworkCentral transactions occurred on January 1, 1999. It does not purpose to be indicative of the results that would have occurred if the transactions had been consummated on the date indicated or which may be attained in the future.
	Year ended December 31,
	2000	1999

Sales	$33,401	28,476
Net loss attributable to common shareholders	(50,594)	(28,940)

(4) Property and Equipment

Property and equipment consisted of the following at December 31:
	2000	1999
Equipment	$4,919	986
Equipment under capital lease	326	283
Furniture and fixtures	1,329	550
Leasehold improvements	2,885	66
Software	2,241	--
Web-site development costs	1,594	--

	13,294	1,885
Less accumulated depreciation and amortization	(2,448)	(332)

	$10,846	1,533

(5) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following at December 31:
	2000	1999	Estimated useful life
Customer list	$19,040	14,882	3-5 years
Technology	7,709	2,655	3-4 years
Workforce	2,625	2,016	4-5 years
Tradename	1,242	--	5 years
License agreements	1,023	1,023	2 years
Non-compete agreements	223	223	3 years
Goodwill	42,116	30,002	5 years
	73,978	50,801
Less accumulated amortization	(16,390)	(483)
	$57,588	50,318

(6) Lease Obligations

The Company leases its facility and certain equipment under non-cancelable operating leases expiring at varying dates through June 2008. Rent expense was approximately $1,639, $504, and $-0- for the years ended December 31, 2000, 1999, and 1998.

The Company also leases certain equipment under agreements accounted for as capital leases.

Minimum lease payments as of December 31, 2000 are as follows:
	Capital leases	Operating leases
2001	$132	2,387
2002	10	2,418
2003	--	2,174
2004	--	2,027
2005	--	1,403
Thereafter	--	4,683
Total future minimum lease payments	142	15,092
Less amounts representing interest	(16)
Present value of future minimum lease payments	126
Less amounts due within one year	(116)
Amounts due after one year	$10

During 2000, the Company moved its primary office space to a new facility. In January 2001 and March 2001, the Company entered into sublease arrangements for its previous office space expiring at varying dates through January 2003.

Minimum lease payments to be received under non-cancelable subleases as of December 31, 2000 are as follows:

2001	$129
2002	97
2003	8
Total future minimum lease payments to be received	$234

(7) Income Taxes

No provision for Federal or state income taxes was recorded prior to January 10, 2000, as such liability (benefit) was the responsibility of the Company's members, rather than of the Company. As a result of the Company's change from a limited liability company to a C corporation on January 10, 2000, the Company recorded initial deferred income taxes of $4,687 to reflect the establishment of deferred tax assets and liabilities. The provision for income taxes for the year then ended relates to the period subsequent to January 10, 2000.

The provision for income taxes consists of the following for the year ended December 31, 2000:

Current taxes:
Federal	$--
State	--
Total	--
Deferred taxes:
Federal	(2,541)
State	(738)
Total	(3,279)
Provision for income taxes	$(3,279)

Deferred taxes assets (liabilities) are comprised of the following at December 31, 2000:

Deferred tax assets:
Net operating loss carryforwards	$12,711
Deferred revenue and accrued expenses	1,343
Subtotal	14,054
Less valuation allowance	(8,166)
Net deferred tax assets	5,888
Deferred tax liabilities:
Intangible assets	(6,002)
Capitalized software costs and accrued expenses	(756)
Subtotal	(6,758)
Net deferred income taxes	$(870)

The reconciliation of the expected income tax benefit using the Federal statutory rate of 34% for the year ended December 31, 2000 to the Company's income tax expense is as follows:

Federal income tax benefit at statutory rate	(34.00)%
State income tax benefit, net of Federal taxes	(3.25)
Permanent differences	5.81
Establishment of deferred tax liabilities upon conversion to C corporation	8.12
Increase in valuation allowance	16.64
Other	(0.09)
Total	(6.77)%

The Company has Federal net operating loss carryforwards aggregating approximately $31,000 as of December 31, 2000, which can potentially be carried forward twenty years and will expire in 2020. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater-than-50% change in ownership within a three year period. Due to the Company's prior equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term tax-exempt rate. Any unused limitation can be carried forward to future years for the balance of the net operating loss carryforward period. The Company has state net operating loss carryforwards aggregating approximately $31,000 as of December 31, 2000, which can potentially be carried forward ten years and will expire in 2010. The majority of the state net operating loss carryforwards relate to Pennsylvania which are subject to an annual utilization limitation of $2,000.

During the year ended December 31, 2000, the valuation allowance increased by $8,166.

In addition, the Company has cumulative Canadian net operating loss carryforwards of approximately $5,000 related to its acquisition of MediaSeek as described in note 3. The Company has established a valuation allowance of $2,000 for net operating loss carryforwards related to Canada as management is uncertain regarding the realizability of these carryforwards. Subsequently recognized tax benefits, if any, will be allocated to reduce goodwill related to the Company's acquisition of MediaSeek.

Although realization of the gross deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized after considering the reversal of the deferred tax liabilities.

(8) Redeemable Preferred Stock

On January 10, 2000, the Company completed the sale of 7,600,002 shares of Series A Preferred Stock for proceeds of $53,200. On December 20, 2000, the Company completed the sale of 6,676,846 shares of Series B Preferred Stock for proceeds of $20,231.

As described in the Amended and Restated Certificate of Incorporation, each share of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock (collectively, "Preferred Stock") is convertible at the shareholder's option into such number of shares of Common Stock as determined by the Series A Conversion Price, the Series A-2 Conversion Price, and the Series B Conversion Price (collectively, "Conversion Prices"), respectively, as defined in the Amended and Restated Certificate of Incorporation (one-for-one at December 31, 2000). The Company reserved 14,276,848 shares of its Common Stock to provide for the conversion of such Preferred Stock. Upon the closing of a qualified public offering of the Company's Common Stock, the Preferred Stock will automatically convert to a number of shares of Common Stock as determined by the Conversion Prices.

Beginning January 1, 2002, the holders of Preferred Stock shall be entitled to receive cumulative dividends of 6% per annum of the original issue price of $7.00 per share for Series A Preferred Stock and of the original issue price of $3.03 per share for the Series B Preferred Stock, payable in preference and priority to payment of dividends on common stock. The holders of Preferred Stock shall also be entitled to receive, when and if declared, dividends in the same amount per share as would be payable on the number of shares of Common Stock into which the Preferred Stock is then convertible.

After December 31, 2003, and at the request of the holders of a majority of the outstanding shares of preferred stock, the Company will redeem all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock for $10.50 and $4.545 per share, respectively, plus accrued and unpaid dividends.

Upon the liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock and Series B Preferred Stock shall be first entitled, before any distribution or payment to holders of common stock, to a minimum amount of $10.50 and $4.545 per share, respectively, plus accrued and unpaid dividends. As of December 31, 2000, the holders of Series A Preferred Stock and Series B Preferred Stock would be entitled to a minimum aggregate amount of $79,800 and $30,347, respectively, in the event of a liquidation.

(9) Equity Instruments

On January 10, 2000, the Company's Board of Directors adopted the bigchalk.com, inc. 2000 Stock Plan (the Plan), covering employees, directors, and unaffiliated consultants. Stock options are granted at an exercise price equal to the stock's fair value on the date of grant. All stock options have a contractual life of ten years and generally vest ratably over a period of four years; however, certain options vested in part immediately upon grant and ratably over a period of three years. The Company has reserved 3,000,000 shares of common stock for issuance under the Plan.

Stock option transactions consisted of the following at December 31, 2000:
	Shares	Weighted-average exercise price
Balance at January 10, 2000	--	$--
Granted	2,968,750	6.00
Granted in connection with HomeworkCentral acquisition	122,506	2.83
Exercised	(100)	6.00
Cancelled	(478,077)	5.88
Balance at December 31, 2000	2,613,079	$5.87
Weighted-average fair value of options granted		$1.17
Options exercisable at December 31, 2000	469,810

The weighted-average contractual life of options outstanding at December 31, 2000 is 9.4 years and the exercise prices for options outstanding at December 31, 2000 range from $.59 to $9.88.

The Company applies Opinion No. 25 in accounting for the Plan and, accordingly, no compensation expense has been recognized as the exercise price of all grants equaled the fair value of the underlying stock on the date of grant. The pro forma impact of recognizing the fair value of granted options as expense is as follows for the year ended December 31, 2000:

	Net loss	Loss per share
As reported	$(48,373)	(2.95)
Pro forma	(50,693)	(3.09)

For purposes of calculating pro forma compensation expense, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: nominal volatility; risk free interest rate of 6%; no dividend yield; and expected life of 2.5 years.

During 2000, the Company granted 37,500 stock options in Common Stock with an exercise price of $6.00 per share to a consultant and recorded the related compensation expense of $159 in accordance with EITF Issue No. 96-18, " Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". At December 31, 2000, all of these options are exerciseable and are outstanding.

(10) Related-party Transactions

The Company enters into various transactions with two of its significant shareholders, BHIL and Infonautics.

The Company sells BHIL's products and pays royalties to BHIL based on a percentage of revenue. The amounts paid to BHIL are recorded as costs of sales in the accompanying consolidated statements of operations and amounted to $5,927 in fiscal 2000. At December 31, 2000 and 1999, the Company was obligated to BHIL for $2,343 and $2,596, respectively. These amounts were included in accounts payable and accrued expenses at December 31, 2000 and in due to members at December 31, 1999 in the accompanying consolidated balance sheets.

Infonautics sells the Company's products and pays royalties to the Company based on a percentage of revenue. The amounts received from Infonautics are recorded as sales in the accompanying consolidated statements of operations and amounted to $3,472 and $118 in 2000 and 1999, respectively. At December 31, 2000, Infonautics was obligated to the Company for $655. This amount is included in accounts receivable in the accompanying consolidated balance sheet. At December 31, 1999, the Company was obligated to Infonautics for a net amount of $227. This amount is comprised of a receivable which is included in accounts receivable in the accompanying consolidated balance sheet and a payable which is included in accounts payable in the accompanying consolidated balance sheet. The payable amount related to the funding of operating expenses due to the timing of the acquisition.

(11) Commitments and Contingencies

The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

The Company has entered into contracts with several partners to provide content for the Company's portfolio of products and services. Under these contracts, the Company is obligated to make minimum payments for license fees of $1,122, $956, and $348 in 2001, 2002, and 2003 respectively. In addition, under the terms of most of these contracts, the Company is required to pay royalties based on various units of measure related to the content provided the Company.

(12) Subsequent Events

On February 28, 2001, the Company completed the sale of 7,625,577 shares of Series B Preferred Stock for proceeds of $23,105. In connection with the sale of the Series B Preferred Stock, holders of Series A Preferred Stock, who also invested in Series B Preferred Stock, exchanged their Series A Preferred Stock for Series A-2 Preferred Stock. A total of 6,055,716 shares of Series A Preferred Stock were exchanged for shares of Series A-2 Preferred Stock. Holders of Series A-2 Preferred Stock have the same rights and preferences as holders of Series B Preferred Stock, except that (1) the Series A-2 Conversion Price is the same price as the Series A Conversion Price, (2) the holders of Series A-2 Preferred Stock are entitled to receive cumulative dividends of 6% per annum of the original issue price of the Series A Preferred Stock of $7.00, (3) the redemption value of Series A-2 Preferred Stock is $10.50 per share, which is the same redemption value as the redemption value for Series A Preferred Stock, and (4) the liquidation value of Series A-2 Preferred Stock is $10.50 per share plus accrued and unpaid dividends, which is the same liquidation value as for the Series A Preferred Stock.

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-61199 and No. 333-75343) and Form S-8 (No. 333-61181, No. 333-37545, No. 333-12279 and No. 333-30342) of Infonautics, Inc. of our report dated February 16, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 1, 2001

EXHIBIT 23.2

Consent of KPMG LLP

The Board of Directors
bigchalk.com, inc.:

We consent to the incorporation by reference in the registration statements on Form S-3 (Nos. 333-61199 and 333-75343) and on Form S-8 (Nos. 333-61181, 333-37545, 333-12279, and 333-30342) of Infonautics, Inc. of our report dated March 26, 2001, relating to the consolidated balance sheets of bigchalk.com, inc. and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the fiscal 2000 annual report on Form 10-K of Infonautics, Inc.

/s/ KPMG LLP

Chicago, Illinois
March 30, 2001