Form 10-K/A
period 2000-12-31
INFONAUTICS INC
filed 2001-04-30
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _.

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
Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. /X/

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 2, 2001 was $7,287,842. For purposes of making this calculation only, the registrant has defined affiliates to include all directors and executive officers, all holders of more than ten percent of the Company's Class A Common Stock and all holders of more than five percent of the Company's Class A Common Stock who also have a representative on the Company's board of directors.

The number of shares outstanding of the registrant's common stock as of April 2, 2001 was 12,648,626.

Documents incorporated by reference:

None.

Preliminary Note: This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 2001 Annual Meeting of Shareholders. In addition, the Company notes that although it is a "small business issuer" as defined in Regulation S-B, it has filed its annual report using Form 10-K and is filing this amendment using Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant
Name of Director	Age	Year First Became Director, Principal Occupations During Past Five Years and Certain Directorships
Lloyd N. Morrisett	71

Dr. Morrisett has served as a director of Infonautics since February 1994 and as chairman of the board of directors since March 1998. He is the co-founder of the Children's Television Workshop (now Sesame Workshop) and served from 1969-1998 as president of The Markle Foundation, a charitable organization. Dr. Morrisett is a director of iShares MSCI Index Funds.

Israel J. Melman	81

Mr. Melman, a co-founder of Infonautics, has served as a director of Infonautics since April 1993. He is presently, and for the last 27 years has been, the president of Lexan Associates, a management consulting firm working with companies in the areas of video, graphics, microelectronics, communication, optics and robotics. From 1985 through 1993, Mr. Melman was chairman of Telebase Systems, Inc., a developer of customized information and entertainment services that became part of CDnow, Inc. as a result of its merger with N2K Inc.

Howard L. Morgan	55

Dr. Morgan has served as a director of Infonautics since March 1993. He is currently vice-chairman and president, New York for idealab!, which creates and operates Internet companies. Since 1989, he has been president of the Arca Group, Inc., a consulting and investment management firm specializing in the areas of computer and communications technologies. Dr. Morgan also served as chief executive officer of Franklin Electronic Publishers, Inc. in early 1998. Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania from 1972 through 1986. Dr. Morgan serves as director for a number of technology companies, including Cylink Corporation, Franklin Electronic Publishers, Inc., MyPoints.com, Inc., Segue Software, Inc., and Unitronix Corporation.

David Van Riper Morris	46

Mr. Morris has served as chief executive officer, president and as a director of Infonautics since March 1998. Mr. Morris joined Infonautics as president and chief operating officer in September 1995. From 1992 until he joined Infonautics, Mr. Morris held various vice president and general management positions at Legent Corporation, a systems management software company. From 1987 to 1992, Mr. Morris was employed by Goal Systems International, initially as director of marketing, later as vice president of marketing. Goal was purchased by Legent in 1992.

Brian Segal	57

Dr. Segal has served as a director of Infonautics since May 1998. Dr. Segal is the president and chief executive officer of Publishing and Online Services, Rogers Media, Canada's leading magazine publishing and interactive media company. Rogers Media is a wholly-owned subsidiary of Rogers Communications Inc. Before joining Rogers Media in 1992, Dr. Segal was president of the University of Guelph and chair of the Council of Ontario Universities.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Infonautics' directors and executive officers, and persons who own more than ten percent of a registered class of Infonautics' equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Infonautics. Officers, directors and ten-percent shareholders are required by SEC regulation to furnish Infonautics with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by Infonautics and written representations from certain reporting persons that no Forms 5 were required for those persons, Infonautics believes that during the year ended December 31, 2000, all filing requirements applicable to its officers, directors and ten-percent shareholders were satisfied.

Item 11. Executive Compensation.

The following table provides information for the years ended December 31, 2000, 1999 and 1998 concerning compensation paid by Infonautics to its chief executive officer and
    its other most highly compensated executive officers earning $100,000 or more who were serving as executive officers as of December 31, 2000.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Long Term Compensation Awards
	Year	Salary	Bonus	Securities Underlying Options	Other Compensation
David Van Riper Morris President and Chief Executive Officer	2000 1999 1998	$176,041 $175,000 $166.667	--- --- ---	--- 200,000 75,000	--- --- ---
Federica F. O'Brien Vice President and Chief Financial Officer, Treasurer	2000 1999 1998	$140,000 $121,970 $ 86,500	$140,000 $5,000 ---	--- 20,000 13,500	--- --- ---
Gerard J. Lewis, Jr. Vice President and General Counsel, Secretary	2000 1999 1998	$141,160 $127,256 $108,986	$42,000 --- ---	--- 45,000 25,000	--- --- ---
Cedarampattu Mohan Vice President and Chief Technical Officer	2000 1999 1998	$141,128 $125,663 $ 90,000	--- --- ---	--- 80,000 20,000	--- --- ---

 The following table summarizes stock options granted during 2000 to the executive officers named in the summary compensation table above.

Name	Number of Securities Underlying Options Granted	Percent of Total Option Granted to Employees in 1999	Exercise or Base Price	Expiration Date
David Van Riper Morris	---	---	---	---
Federica F. O'Brien	---	---	---	---
Gerard J. Lewis, Jr.	---	---	---	---
Cedarampattu S. Mohan	---	---	---	---

The following table summarizes option exercises during 2000 and the value of vested and unvested options for the executive officers named in the summary compensation table above at December 31, 2000. Year-end values are based upon a price of $0.72 per share, which was the closing market price of a share of Infonautics' common stock on December 31, 2000.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2000		Value of Unexercised in the Money Options at December 31, 2000
			Exercisable	Unexercisable	Exercisable	Unexercisable
David Van Riper Morris	---	---	638,200	0	$0	---
Federica F. O'Brien	---	---	39,000	0	$0	---
Gerard J. Lewis, Jr.	---	---	115,000	0	$0	---
Cedarampattu S. Mohan	---	---	113,500	0	$0	---

Infonautics does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, Infonautics does not sponsor any defined benefit or actuarial plans at this time.

Employment Agreements

As of September 5, 1995, Van Morris entered into an employment agreement with Infonautics that provided for an annual base salary of $135,000. Mr. Morris' salary is subject to review at least annually and is currently $200,000. His employment agreement was subsequently amended on November 4, 1996. At the time of execution of his employment agreement, Infonautics agreed to grant Mr. Morris an aggregate of 152,000 options to purchase common stock. Mr. Morris' employment can be terminated by either party at any time, with limited non-compete provisions applicable for up to one year after termination, as long as Infonautics continues salary payments during the non-competition period. However, if Infonautics terminates Mr. Morris without cause, Infonautics must pay Mr. Morris as severance a lump sum equal to his annual salary within 30 days of termination. Infonautics must receive a general release from Mr. Morris before Infonautics is required to make this payment. Infonautics' obligations to pay Mr. Morris will terminate upon Mr. Morris obtaining other employment or other full-time consulting work.

Effective November 24, 1997, Infonautics entered into an employment agreement with Gerard J. Lewis, Jr. that provided for a base annual salary $95,000. This salary is subject to review at least annually and is currently $160,000. Mr. Lewis' employment can be terminated by either party at any time. However, if Infonautics terminates Mr. Lewis without cause, Infonautics is required to pay as severance a lump sum equal to his annual salary within 30 days of termination. Before Infonautics is required to make this payment, Infonautics must receive a general release from Mr. Lewis, and Mr. Lewis must comply with any provisions of the employment agreement that expressly survive its termination.

Effective January 1, 2001, the Infonautics Board of Directors implemented a retention plan for the four executive officers named in the Summary Compensation Table in Item 11 above. The plan was instituted in order to create incentives for the officers to provide continued service to Infonautics operationally as well as strategically following the termination of the Digital Fusion transaction in late 2000 and as Infonautics entered the new year. The retention plan is cash-based and depends on the date on which an officer continues to be employed by Infonautics and a substantial portion is contingent upon the close of a strategic transaction. Payments under the retention plan in the aggregate will not exceed $850,000; individual payments under the plan range from one month of then-current annual salary to 15 months of then-current annual salary. No officer is entitled to payment under both the retention plan and any applicable employment or severance agreement. For Mr. Morris and Mr. Lewis, both of whom have employment agreements with Infonautics, payments under the retention plan in certain cases could be less than severance payments under their respective employment agreements.

Compensation of Directors

Beginning January 2001, the non-employee directors of Infonautics each receive a one time only fee of $15,000 per year for their service on the board of directors and are reimbursed for their out-of-pocket expenses. In addition, during the year 2001, each non-employee director shall receive a fee of $1,000 per special meeting at which the director is in attendance and at which strategic options or transactions for Infonautics are considered (among other business that may also be considered at such meeting). Dr. Morgan has agreed to waive the $15,000 fee for himself while Infonautics continues his consulting agreement for $3,000 per month. This consulting agreement is described below in this "Compensation to Directors" section. Dr. Morrisett, as chairman of the board, receives an additional $3,000 per month for his service on the board. Other directors do not receive compensation for their service on the board of directors or any committee thereof, although they are reimbursed for their out-of-pocket expenses for serving on the board of directors.

Under Infonautics' amended and restated 1996 equity compensation plan, each non-employee director who was a member of the board of directors as of the effective date of the plan received a formula grant of a non-qualified stock option to purchase 10,000 shares of common stock at a price equal to the initial public offering price in Infonautics' initial public offering. Dr. Morgan waived his rights to the initial grant of options to purchase 10,000 shares of common stock. Each non-employee director who became or becomes a member of the board of directors after the effective date of the plan received or will receive a formula grant of an non-qualified stock option to purchase 10,000 shares of common stock on the date that director became or becomes a member of the board of directors at an exercise price equal to the closing price per share on The Nasdaq National Market on the date of grant. However, the exercise price for each non-employee director who became or becomes a member of the board of directors after January 5, 1999 is equal to the mean between the last reported "bid" and "asked" prices per share on The Nasdaq SmallCap Market on the date of grant.

On each date on which Infonautics holds its annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors will receive a grant of a non-qualified stock option to purchase 2,500 shares of common stock at an exercise price equal to the mean between the last reported "bid" and "asked" prices per share on The Nasdaq SmallCap Market on the date of grant. The term of each option is or will be five years, and each option is or will be fully and immediately exercisable on the date of grant.

Each director is a party to an indemnification agreement with Infonautics. Under these agreements, the directors are indemnified against liabilities and expenses incurred as a result of litigation which may be brought alleging that they violated their fiduciary duties to Infonautics, if they have not met the applicable standard of care.

Dr. Morgan is a party to a consulting agreement with Infonautics under which he provides consulting services to Infonautics for up to three days per month for a monthly consulting fee of $3,000. The agreement may be terminated with 10 days' notice by either Dr. Morgan or Infonautics. In general, Dr. Morgan's services to date have focused on technical assessment and planning and identification of market and strategic opportunities for Infonautics.

Compensation Committee Interlocks and Insider Participation

Dr. Morgan, a member of the compensation committee, is party to a consulting agreement with Infonautics. This consulting agreement is described in the immediately preceding section "Compensation of Directors" of this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table includes information as of April 2, 2001 about the ownership of Infonautics common stock by each person known by Infonautics to be the beneficial owner of more than five percent of Infonautics' outstanding common stock, by each director of Infonautics,
    by each executive officer named in the summary compensation table in Item 11 above, and by all named executive officers and directors of Infonautics as a group.
Name and Address	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares(2)
Marvin I. Weinberger (3) Sabine and Essex Avenues Narberth, PA 19072	1,155,637	9.1%
Emerald Advisors, Inc. (4) P.O. Box 10666 Lancaster, PA 17605	940,200	7.4%
Officers and Directors
David Van Riper Morris (5)	375,400	2.97%
Howard L. Morgan (6)	250,000	2.0%
Gerald J. Lewis, Jr. (7)	102,650	*
Cedarampattu Mohan (8)	64,955	*
Israel J. Melman (9)	104,422	*
Lloyd N. Morrisett (10)	52,000	*
Federica O'Brien (11)	23,625	*
Brian Segal (12)	15,000	*
All named executive officers and directors as a group (8 persons)	988,552	7.88%
*Less than one percent

(1)	Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options held by each individual or group if the options are exercisable within sixty days of April 2, 2001.
(2)	The percentage for each individual or group is based on the aggregate of the shares outstanding as of April 2, 2001, which was 12,648,276 shares, and all shares issuable upon the exercise of outstanding stock options held by the individual or group if the options are exercisable within sixty days of April 2, 2001.
(3)	Represents:
1,109,693 shares of common stock held directly by Mr. Weinberger;

  17,400 shares of common stock under The Marvin Weinberger GST Trust dated January 31, 1996. Fran Solow Weinberger, Mr. Weinberger's wife, and Howard L. Morgan are trustees under this trust and have shared voting and investment power over the shares held by the trusts Mr. Weinberger disclaims beneficial ownership of these shares.

  28,544 shares of common stock held by The Danna Company, an Ohio corporation, of which Mr. Weinberger is the president and a director. Mr. Weinberger has shared voting and investment power over these shares and disclaims beneficial ownership of these shares.

(4)	Represents 940,200 shares of common stock for which the owner has either sole voting and investment power or shared voting power and sole investment power. All these shares are owned for investment advisory and investment company clients of the owner.
(5)	Represents 34,100 shares of common stock and 241,300 restricted shares of common stock and options to purchase 100,000 shares of common stock.
(6)	Represents:
125,000 shares of common stock held directly by Dr. Morgan,
options to purchase up to 119,000 shares of common stock held by Dr. Morgan, and

  6,000 shares of common stock held under three trusts for the benefit of Dr. Morgan's children. Eleanor Morgan, Dr. Morgan's wife, and Beverly Budin are trustees of all these trusts and have shared voting and investment power over the shares held by the trusts. Dr. Morgan disclaims beneficial ownership of these shares.
  Excludes 160,000 shares of common stock under The Marvin Weinberger 1996 Trust Agreement dated January 31, 1996 and 17,400 shares of common stock under The Marvin Weinberger GST Trust dated January 31, 1996. Fran Solow Weinberger and Dr. Morgan are trustees under both of these trusts and have shared voting and investment power over the shares held by the trusts. Dr. Morgan disclaims beneficial ownership of these shares.

  (7)
Represents 150 shares of common stock, 12,500 restricted shares of common stock and options to purchase 90,000 shares of common stock.
(8)	Represents 3,330 shares of common stock and 61,625 restricted shares of common stock.
(9)	Represents:
84,670 shares of common stock held directly by Mr. Melman,
options to purchase 12,500 shares of common stock held by Mr. Melman, and
7,252 shares of common stock held by the Melman Trust, over which Mr. Melman has shared voting and investment power.
(10)	Represents 22,000 shares of common stock held jointly by Dr. Morrisett and his wife, 10,000 shares of common stock held directly by Dr. Morrisett and options to purchase 20,000 shares of common stock owned by Dr. Morrisett.
(11)	Represents 23,625 restricted shares of common stock.
(12)	Represents options to purchase 15,000 shares of common stock.

  Item 13. Certain Relationships and Related Transactions.

  On December 15, 1999, Infonautics closed a transaction with Bell & Howell Company and its wholly owned subsidiary, Bell and Howell Information and Learning Company. In the transaction, Infonautics contributed its Electric Library K-12 and public library business and assets and liabilities into what is now bigchalk.com, Inc., an Internet education company. Also in the transaction, Bell and Howell Information and Learning contributed its ProQuest K-12 and public library business and certain assets and liabilities into bigchalk.com. As part of the transaction, Infonautics also sold its e-commerce online archive business to Bell and Howell Information and Learning and granted an option to bigchalk.com to purchase Infonautics' Electric Library end-user business. Infonautics owns approximately 11% of the aggregate common and preferred stock of bigchalk.com as of February 28, 2001. Two members of Infonautics' board of Directors, Mr. Morris and Dr. Morrisett, are also members of the board of directors of bigchalk.com and are shareholders of bigchalk.com.

  In February 1998, Infonautics entered into an agreement with Marvin I. Weinberger, the former chairman of the board, chief executive officer and founder of Infonautics, pursuant to which he resigned as chairman and chief executive officer of Infonautics to become the chief executive officer of a newly formed company called Electric Schoolhouse, LLC. Under this agreement, Electric Schoolhouse LLC was obligated to repay Infonautics for certain expenses and costs. The amount of $118,700 which was owed to Infonautics under this agreement was forgiven in July 2000 when Mr. Weinberger agreed to convert his shares of class B common stock to class A common stock. In March 2001, Mr. Weinberger executed a shareholder agreement in which he agreed to vote all of his shares for approval of the issuance of Infonautics common stock in the Infonautics and Tucows Inc. merger, which was announced publicly on March 28, 2001.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFONAUTICS, INC. (Registrant)
Dated: April 30, 2001
By: /s/ Gerard J. Lewis, Jr.
Gerard J. Lewis, Jr. Vice President & General Counsel, Secretary