Form 10-Q
period 2001-03-31
INFONAUTICS INC
filed 2001-05-15
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ________________

Commission file number 0-28284

INFONAUTICS, INC.
(exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2707366 (I.R.S. Employer Identification No.)

590 North Gulph Road, King of Prussia, PA 19406-2800 (Address of principal executive offices) (Zip Code)
(610) 971-8840 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes /X/ No / /

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 2, 2001
Class A Common Stock, no par value	12,648,626
Class B Common Stock, no par value	0

Infonautics, Inc.
Form 10-Q Quarterly Report

INDEX

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Infonautics, Inc.
Consolidated Balance Sheets

ASSETS	March 31, 2001 (unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$9,550,993	$4,461,106
Marketable securities	1,326,534	7,884,534
Receivables:
Trade, less allowance for doubtful accounts of $44,376 in 2001 and $35,376 in 2000	473,336	776,786
Other	80,590	86,544
Prepaid expenses and other assets	145,974	215,153

Total current assets	11,577,427	13,424,123
Property and equipment, net	2,048,397	2,163,562
Intangible and other assets	190,318	208,059

Total assets	$13,816,142	$15,795,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current obligations under capital lease	$74,304	$71,213
Accounts payable	249,815	621,672
Due to affiliate	658,879	667,506
Accrued expenses	1,476,667	1,134,001
Deferred revenue	921,477	737,693

Total current liabilities	3,381,142	3,232,085
Non-current portion of obligations under capital lease	91,383	111,160

Total liabilities	3,472,525	3,343,245

Commitments and contingencies
Shareholders' equity:
Class A common stock, no par value; 25,000,000 shares authorized; one vote per share; 12,574,406 and 12,679,906 shares issued and outstanding at March 31, 2001 and December 31, 2000 respectively	___	___
Additional paid-in capital	61,573,472	61,573,472
Accumulated deficit	(50,912,537)	(49,721,884)
Treasury stock, at cost	(483,906)	(387,500)
Accumulated other comprehensive income	166,588	988,411

Total shareholders' equity	10,343,617	12,452,499

Total liabilities and shareholders' equity	$13,816,142	$15,795,744

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2001	2000
Revenues	$1,839,026	$3,041,137

Costs and expenses:
Cost of revenues	539,429	803,627
Customer support expenses	103,158	19,727
Technical operations and development expenses	814,462	1,430,113
Sales and marketing expenses	739,840	2,883,446
General and administrative expenses	1,697,783	703,339

Total costs and expenses	3,894,672	5,840,252

Loss from operations	(2,055,646)	(2,799,115)
Equity in net losses of unconsolidated affiliate	---	(2,499,160)
Interest income, net	43,169	5,373
Other income	821,824	---

Net loss	(1,190,653)	(5,292,902)

(Loss) per common share - basic and diluted	$(.09)	$(.44)

Weighted average shares outstanding - basic and diluted	12,629,269	12,034,300

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,190,653)	$(5,292,902)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	247,283	133,747
Amortization of discount on debt	---	133,224
Accretion on convertible debt	---	52,500
Equity in investee losses	---	2,499,160
Other income	(821,824)	---
Changes in operating assets and liabilities:
Receivables:
Trade	303,450	(119,353)
Other	5,954	319,259
Prepaid and other assets	71,087	12,676
Accounts payable	(371,857)	163,769
Due to affiliate	(8,627)	646,695
Accrued expenses	342,666	(32,980)
Accrued royalties	---	(75,606)
Deferred revenue	183,784	(23,180)

Net cash used in operating activities	(1,238,737)	(1,582,991)

Cash flows from investing activities:
Purchases of property and equipment	(116,284)	(198,637)
Sale of marketable securities and equity collar	6,558,000	---
Receipts from disposition of businesses, net	---	11,853,990
Purchase of intangibles	---	(70,000)

Net cash provided by investing activities	6,441,716	11,585,353

Cash flows from financing activities:
Net proceeds from issuance of common stock	---	821,982
Repurchase of treasury stock	(96,406)	---
Payments on capital lease obligations	(16,686)	---

Net cash (used in) provided by financing activities	(113,092)	821,982

Net increase in cash and cash equivalents	5,089,887	10,824,344
Cash and cash equivalents, beginning of period	4,461,106	3,739,024

Cash and cash equivalents, end of period	$9,550,993	$14,563,368

The accompanying notes are an integral part of these consolidated financial statements.

Infonautics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION:

  The unaudited consolidated financial statements of Infonautics, Inc. (including its subsidiaries, "Infonautics," and the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

  The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results may not be indicative of results that would be expected for the full year.

  THE COMPANY AND 2001 MERGER AGREEMENT:

  Infonautics, Inc. is a provider of personalized information agents and Web sites. The Infonautics Network includes search and reference sites consisting of the subscriber based Electric Library and the free Encyclopedia.com and Newsdirectory.com sites. The Infonautics Network of web properties also includes the free, advertising supported Sleuth content notification sites featuring Company Sleuth, Job Sleuth, and Entertainment Sleuth.

  On March 28, 2001, the Company announced that it signed a definitive merger agreement with privately held Tucows Inc., a provider of wholesale digital products to Internet service providers and web hosting companies worldwide. In consideration of the merger, the Company will issue approximately 50 million shares of Class A common stock to the Tucows shareholders who will own roughly 80% of the merged company at closing. Upon completion of the merger, which is subject to Company and Tucows shareholder approval, certain regulatory approvals, and certain other closing conditions, Infonautics will remain a public company and is expected to adopt the Tucows name. The transaction is expected to close during the third quarter of 2001.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Marketable Securities:

  At March 31, 2001, marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value based on quoted market prices.

  Other Comprehensive Income:

  Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to the equity that are not the result of transactions with shareholders. Comprehensive income is comprised of two subsets - net income and other comprehensive income. Unrealized gains on marketable securities and the derivative collars represent the only items of other comprehensive income reported by the Company at March 31, 2001.

  Adoption of FAS 133

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective in the first quarter of 2001. The Company adopted SFAS No. 133 in January 2001, and the adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

  INVESTMENT IN AFFILIATES:

  For the three months ended March 31, 2001 and 2000 the Company recognized a charge of $0 and $2,499,160, respectively, as equity in the losses of bigchalk.com inc. The accumulated deficit balance at March 31, 2001 and December 31, 2000 includes $11,018,772 in undistributed losses from bigchalk.com inc.

  The Company incurred approximately $449,000 of content royalties and $155,000 of technical services fees to bigchalk.com inc. during the three months ended March 31, 2001. For the three months ended March 31, 2000, the content royalties amounted to $696,000 and the technical services fees amounted to $240,000. These costs were the result of our content and technical services agreements with bigchalk.com inc. Content royalties are recorded as a cost of revenues and technical service fees are included in technical operations and development expenses. At March 31, 2001, $659,000 is due to bigchalk.com inc. for these content royalties and technical services fees and is recorded on the balance sheet as due to affiliate.

  OTHER INCOME:

  On July 11, 2000, Infonautics exchanged its minority interest in Half.com Inc. for 174,387 shares of eBay Inc. common stock in connection with eBay's acquisition of Half.com Inc. On that date, Infonautics received 90% of the total agreed exchange amount, or 156,953 shares of eBay. Infonautics reported the transaction at fair value, resulting in a new accounting basis and a gain to the extent of the difference in the fair value from the Company's basis in Half.com Inc. On February 23, 2001, the Company sold 130,500 shares and exercised its put option on those shares for combined proceeds of approximately $6,558,000. As a result of this sale, the company realized a net gain of $822,000 during the first quarter of 2001.

  The Company's maximum and minimum potential gain from the sale of its remaining shares of eBay at March 31, 2001 is approximately $727,000 and approximately $167,000, respectively.

  BASIC AND DILUTED EPS:

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

  For the three months ended March 31, 2001 and 2000 the Company recorded net losses. Therefore, for the year to date, basic and diluted EPS are equal, as common stock equivalents are not included as inclusion of such shares would have an anti-dilutive effect.

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest expense was approximately $9,618 and $4,933, for the three months ended March 31, 2001 and 2000, respectively. Interest expense of $0 and $52,500 was incurred on the February 1999 convertible debt instrument during the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, $0 and $133,225, respectively, of an additional discount was amortized and recorded as interest expense.

  The Company issued common stock in February 2000, as part of the purchase of intangibles, with a fair value of approximately $120,000. During the three months ended March 31, 2001 and 2000, the Company amortized $15,834 and $10,556 of this intangible asset, respectively.

  Gross barter income and expenses of $0 and $151,500 are included in revenue and marketing expenses for the three months ended March 31, 2001 and 2000, respectively.

  SHAREHOLDERS EQUITY:

  Treasury Stock:

  On November 30, 2000 the Board of Directors authorized the repurchase of up to five percent of the Company's outstanding common stock. Stock repurchases were to be made from time to time in the open market during the next twelve months. The plan could be suspended or discontinued at any time. As of March 31, 2001, the Company repurchased 115,800 shares of its common stock at an average price of $.84 per share. The Company suspended stock repurchases on the open market in March 2001.

  SUBSEQUENT EVENT:

  Option Contract:

  On April 27, 2001, the Company entered into an option contract to manage its exposure to the volatility in the price of eBay Inc. stock. The hedged securities are approximately 17,400 shares of eBay stock, which are being held in escrow for a period of one year from the date of the exchange transaction, which was July 11, 2000. The information regarding the option contract is illustrated in the table below:

	Strike Price	Number of Shares Hedged	Expiration Date
Put	$30.00	17,400	07/21/2001

  Restricted Stock:

  On April 2, 2001, certain employees elected to participate in a restricted stock program that was offered to employees in February 2001. Under this program, 782,200 options were surrendered in exchange for 370,100 shares of restricted stock. On April 2, 2001, 74,020, or twenty percent of the restricted stock issued vested. The remainder will vest for those employees who are employed by the Company on either a change of control, which the proposed merger with Tucows would be considered, or an additional 50% on October 2, 2001 and the remaining 30% on April 2, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains, in addition to historical information, forward-looking statements by Infonautics with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example: statements regarding the merger with Tucows Inc., any conditions that apply to the merger, the consequences of the merger, and the costs and fees related to the merger; the continued listing of the Company's stock on the NASDAQ SmallCap Market, the sufficiency of Infonautics' liquidity, including cash resources and capital, the number of registered users and subscribers, monetization of users and subscribers, traffic to our sites, gross margins, current and future expenses and costs, future revenues and shortfalls in revenues, costs of revenue, pricing and its effects on our business, use of system resources and marketing effects, technology and systems, growth and expansion plans, product development plans, sales and marketing plans, our business models, changes in our marketing partners, capital expenditures, seasonality, effects of the U.S. economy, operating results, licensing and service contracts with bigchalk.com inc., the transaction with bigchalk.com inc., the Company's equity interest in bigchalk.com inc., the Company's other equity interest and the derivative collar agreements, the release of eBay shares from escrow, and the Company's status under the Investment Company Act of 1940. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Infonautics as of the date of this document, and Infonautics assumes no obligation to update these cautionary statements or any forward-looking statements.

RECENT DEVELOPMENTS:

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

The Company received a letter dated January 3, 2001 from the NASDAQ Stock Market, Inc. notifying the Company that its securities have failed to meet the continued listing requirements for minimum bid price under the NASDAQ SmallCap Market rules. On April 20, 2001, the Company announced that it had filed an appeal of a NASDAQ Staff Determination to remove the Company's listing on the SmallCap Market for failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4310(c)(8)(B). The Company has requested an oral hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination. The Company will continue to trade under the symbol INFO on the SmallCap Market pending the outcome of these proceedings. In the event the Company's request for continued listing on the SmallCap Market is not granted, the Company's securities would then be eligible for quotation on the NASD's OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES:

Total revenues were $1,839,000 for the three months ended March 31, 2001, and $3,041,000 for the three months ended March 31, 2000.

End-user subscription revenue accounted for $1,554,000, or 85% of revenues for the three months ended March 31, 2001 and $2,407,000 or 79% of revenue for the three months ended March 31, 2000. The decrease in the total revenues is primarily a result of the decreasing number of subscribers, as we had approximately 75,000 Electric Library subscribers at March 31, 2001 compared to approximately 100,000 at March 31, 2000. The Company did not incur the significant customer acquisition costs in the first quarter of 2001 necessary to grow the subscriber base. The Company offered, primarily, an annual only subscription model after March 14, 2001, which has resulted in greater deferred revenue and lower revenue recognized upfront. We expect subscription revenue to decline in the second quarter. The Company may introduce a monthly model again during the second quarter.

Advertising and other e-commerce revenues, a continuing market for us, were $285,000, or 15% of revenues for the three months ended March 31, 2001 and $634,000, or 21% of revenues for the three months ended March 31, 2000. We expect this revenue to be affected by the size of the advertising and sponsorship contracts entered into in any one quarter and industry pressure on e-commerce advertising. Accordingly, revenue growth may increase or decrease in consecutive quarters, and is expected to decrease in the second quarter. The volatility in pricing for banner advertising in the marketplace may negatively impact future revenues.

COST OF REVENUES:

The principal elements of our cost of revenues during 2001 are royalty and license fees on end-user revenues paid to bigchalk.com inc., which is currently the sole provider of content, hardware and software, and communication costs associated with the delivery of the Electric Library products. Cost of revenues was $539,000, or 29% of revenues, for the three months ended March 31, 2001 compared to $804,000, or 26% of revenues, for the three months ended March 31, 2000.

Cost of revenues in absolute dollars decreased in 2001 due to the decrease in end-user revenues. Additionally, the gross margin percentages decreased as a result of change in the product mix, as the advertising and e-commerce revenues made up a greater portion of revenues in 2000, and there are no royalty or license fees on these revenues. In December 2000, bigchalk.com inc. had the option to reprice the content services they provide us based on their actual cost. The Company has reached an agreement with bigchalk.com inc. to keep the pricing structure the same for one year from December 2000. In addition, the Company may choose to use other parties who can provide us with the content and processing required to deliver the consumer version of Electric Library. However, cost of revenues is expected to remain approximately the same as a percentage of sales, unless the Company provides new subscription services for another property within the Infonautics network.

CUSTOMER SUPPORT:

Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $103,000 for the three months ended March 31, 2001, compared to $20,000 for the three months ended March 31, 2000. The Company was ramping up its own customer service department during the early part of 2000, after the bigchalk transaction. As a percentage of revenue, customer support expenses for the first quarter were 6% in 2001 and less than 1% in 2000. We anticipate customer support expenditures will remain flat in 2001, unless new products are introduced which could require increased customer service support.

TECHNICAL OPERATIONS AND DEVELOPMENT:

Technical operations and development expenses consist primarily of costs associated with maintaining our products, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of our new and existing sites. Technical operations and development expenses were $814,000 or 44% of total revenues for the three months ended March 31, 2001, compared to $1,430,000 or 47% of total revenues for the three months ended March 31, 2000. A portion of these development costs in 2001 have resulted from the technical services agreement with bigchalk.com inc., requiring a percentage of Electric Library end-user revenues to be paid to bigchalk.com inc. for use of the Electric Library technical support and data center operations.

During the fourth quarter of 2000, we implemented cost reduction efforts including headcount reductions and limited use of consultants. However, the Company is developing a subscription-based version of Company Sleuth that could have certain development expenses and other costs that could result in an offset to some of these cost reductions. The Company will continue to incur certain fees to bigchalk.com inc. under the technical services agreements and is expected to incur these costs internally over time.

SALES AND MARKETING:

Sales and marketing costs consist primarily of costs related to compensation, marketing programs, advertising, promotion and attendance at conferences and trade shows. Sales and marketing expenses were $740,000 for the three months ended March 31, 2001, compared to $2,883,000 for the three months ended March 31, 2000. As a percentage of revenue, sales and marketing costs were 40% and 95% for the three months ended March 31, 2001 and 2000, respectively. The principal reasons for the decrease in absolute dollars was a Sport Sleuth marketing campaign in March 2000, which cost approximately $1 million. Marketing of the Electric Library end-user business has been and will continue to be limited in the near term. We use affiliate and other marketing programs to acquire registered users. We do not expect to accelerate these programs, or run any significant marketing campaigns.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,698,000 for the three months ended March 31, 2001, compared to $703,000 for the three months ended March 31, 2000. The increase in general and administrative expenses resulted primarily from approximately $696,000 in expenses related to the proposed business combination with Tucows Inc. and an officer retention plan, offset by cost reduction efforts. Included in these cost reduction efforts were severance costs associated with employee reductions. A total of twelve employees were terminated in the first quarter of 2001. The Company expects that general and administrative expenses may increase in the second quarter of 2001, as the Company continues to incur costs related to the merger and for management retention costs.

INCOME (LOSS) IN EQUITY INVESTMENT:

The loss in equity investment consists of our share of the results of operations of bigchalk.com inc. The loss from equity in the bigchalk.com inc. investment was $0 during the first quarter of 2001, and $2,499,000 for the three months ended March 31, 2000. We do not expect that there will be any investment losses during 2001 since that asset was written down to zero at December 31, 2000. As of March 31, 2001, we held a 27.54% interest in the common stock of bigchalk.com inc. and taking into account subsequent private placements into bigchalk.com inc., we currently own approximately 11% of bigchalk.com inc.'s stock on a diluted basis. We expect that bigchalk.com inc. will continue to generate net losses in 2001 as it develops its business.

OTHER INCOME:

During February 2001, the Company sold 130,500 shares of eBay Inc., and the related collar, and as a result realized a net gain of $822,000 during the first quarter of 2001. There was no other income recognized during the three months ended March 31, 2000.

The Company also had purchased a twelve-month option collar on 26,453 shares, of eBay Inc. stock. As a result, the Company is guaranteed to recognize a minimum gain of approximately $167,000 while the derivative collar contract is effective. This represents the difference between the strike price of the puts and the value of the eBay stock at July 11, 2001. The maximum potential gain under the collar is limited to approximately $727,000.

There are 17,434 additional shares of eBay that are held in escrow and are not valued on the balance sheet or included in the income statement. In April 2001, the Company purchased a put on, or an option to sell, these shares for $30 a share. These shares will be released to the Company in July 2001, assuming there are no matters for which Half.com Inc. is required to indemnify eBay. If the shares are released, the Company is guaranteed a minimum sale price of $30 per share, excluding fees, or an aggregate of approximately $500,000 if sold prior to the date the put expires.

 INTEREST INCOME, NET:

The Company earned net interest income of $43,000 in the three months ended March 31, 2001, as compared to net interest income of $5,000 in the three months ended March 31, 2000. Approximately $50,000 of interest income was earned in the current quarter. Offsetting this income was $7,000 in interest expense primarily arising from interest on capital leases. Approximately $196,000 of interest income was earned in the comparable prior quarter. Offsetting this income was $191,000 in interest expense primarily arising from the interest accrued upon the convertible debt issued February 11, 1999 and the amortization of the debt discount.

INCOME TAXES:

The Company has not recorded an income tax benefit because it has incurred net operating losses since inception.

LIQUIDITY AND CAPITAL RESOURCES:

To date, we have funded our operations and capital requirements through proceeds from the private sale of equity securities, our initial public offering, proceeds from the transaction with Bell & Howell Company and bigchalk.com inc., proceeds from the issuance of preferred stock, proceeds from the sale of equity holdings, utilization of an accounts receivable purchase agreement, and, to a lesser extent, operating and capital leases.

We had cash and cash equivalents of approximately $9,551,000 at March 31, 2001, as compared to $4,461,000 at December 31, 2000, an increase of 5,090,000. Additionally we have marketable securities available for sale of $1,327,000. We monitor our cash balances regularly and invest excess funds in a short-term government investment fund. We had working capital of approximately $8,196,000 at March 31, 2001.

We used cash in operations of approximately $1,239,000 for the three months ended March 31, 2001 compared with $1,583,000 for the comparable period in 2000.

Net cash provided by investing activities was $6,442,000 for the three months ended March 31, 2001. The Company sold the majority of its marketable securities and exercised its put option on such securities for proceeds of $6,558,000. This compares to cash provided by investing activities of $11,585,000 for the three months ended March 31, 2000. Net cash used for capital expenditures was $116,000 and $199,000, respectively, for the three months ended March 31, 2001 and 2000.

The Company's principal commitments at March 31, 2001 consist of obligations under the bigchalk.com inc. service and license agreements, equipment and facility lease agreements and professional fees related to the merger agreement. Additionally, effective January 1, 2001, the Company's Board of Directors implemented a retention plan for the executive officers of the Company. The plan was instituted in order to create incentives for the officers to provide continued service to the Company operationally as well as strategically following the termination of the Digital Fusion transaction in late 2000 and as the Company entered the new year. The retention plan is cash-based and the payment amount depends on the date through which an officer continues to be employed by the Company and a substantial portion is contingent upon the close of a strategic transaction. The Company accrued $340,000 as of March 31, 2001, and such payments in the aggregate will not exceed $850,000. No officer is entitled to payment under both the retention plan and any applicable employment or severance agreement.

Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures would increase if the number of registered users increases. As of March 31, 2001, the Company did not have any material commitments for capital expenditures.

Net cash used in financing activities was $113,000 in the three months ended March 31, 2001, compared to net cash provided by financing activities of $822,000 in the three months ended March 31, 2000.

We currently anticipate that the cash balances, cash from operations and cash from sale of investments, will be sufficient to meet our anticipated needs for at least the next twelve months. We may need to raise additional funds in the future in order to fund more aggressive marketing or growth, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Any required additional financing may not be available on terms favorable to us, or at all.

The Company received a letter dated January 3, 2001 from the NASDAQ Stock Market, Inc. notifying the Company that its securities have failed to meet the continued listing requirements for minimum bid price under the NASDAQ SmallCap Market rules. If the Company trades on the pink sheets or Over the Counter market, this may make it more difficult to raise funds in the future. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully market our services, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities, which could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and those securities may have rights superior to those of the holders of the common stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends.

MARKET RISK:

During August 2000, the Company opted to mitigate the risk associated with volatility in the price of eBay Inc. stock by entering into two derivative collar contracts which help to ensure that the Company's potential gain is within desired levels. One collar is still in effect hedging 26,453 shares. This instrument is held solely for hedging purposes and is typically referred to as a no-cost collar, which consist of purchasing puts and selling calls on the same equity security. The strike price of the call is $71.410 and of the put is $50.235, both expiring on August 23, 2001. The counter party to the derivative collar contracts is a major financial institution. However, the Company is exposed to market risk loss in the event of nonperformance by the financial institution. Management monitors the credit rating of the financial institution and considers the risk of nonperformance to be remote.

The hedged securities described above do not include approximately 17,434 shares of eBay stock, which are being held in escrow for a period of one year from the date of the exchange transaction, which was July 11, 2000. In April 2001, the Company purchased a put on, or an option to sell, these shares for $30 a share. These shares will be released to the Company in July 2001, assuming there are no matters for which Half.com Inc. is required to indemnify eBay. If the shares are released, the Company is guaranteed a minimum sale price of $30 per share, excluding fees, or an aggregate of approximately $500,000 if sold prior to the date the put expires on July 21, 2001.

SEASONALITY:

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

INVESTMENT COMPANY ACT:

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

The one-year safe harbor expired in January 2001. At that time, Infonautics no longer believed it fell within the statutory definition of investment company. However, to address the possibility that Infonautics might not fall outside the statutory definition of investment company upon expiration of the one-year safe harbor, Infonautics submitted an application with the Securities and Exchange Commission on January 12, 2001, requesting an exemption from the definition of investment company under Section 3(b)(2) of the Investment Company Act of 1940. Section 3(b)(2) authorizes the Commission to exempt from the definition of investment company any issuer it determines to be primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities either directly or through controlled companies conducting similar types of businesses. The section further provides that the filing of an application under the section in good faith by an issuer shall exempt the applicant for a period of sixty days from all provisions of the Investment Company Act of 1940.

Infonautics believes that it filed the application for exemptive relief under Section 3(b)(2) in good faith. Consequently, Infonautics automatically was exempted from all provisions of the Investment Company Act of 1940 until approximately March 12, 2001. On February 23, 2001, Infonautics disposed of certain securities holdings. As a result of the disposition, Infonautics no longer triggered the statutory definition of investment company as of that date. Infonautics believes it continues to fall outside the definition. On April 6, 2001, the Company requested that the SEC withdraw its January 12, 2001 application for an exemption from the definition of investment company.

RECENT ACCOUNTING PRONOUNCEMENTS:

Adoption of FAS 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective in the first quarter of 2001. The Company adopted SFAS No. 133 in January 2001, and the adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We hold investments in the equity of a publicly traded company, eBay Inc., that is subject to considerable market risk due to market price volatility. However, we have mitigated the risk through the use of a collar. These securities are generally classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of stockholders' equity. We have also invested in a privately held company, bigchalk.com inc. There is no public market for bigchalk.com inc.'s stock.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1 Agreement and Plan of Merger dated March 27, 2001 between Infonautics, Inc., Tucows Inc. ("Tucows"), and TAC Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated April 11, 2001).

4.1 Shareholder Agreement dated March 28, 2001 between Infonautics, Inc, Tucows Inc., Marvin I. Weinberger, and Fran Solow Weinberger.

(b) Reports on Form 8-K:

On January 8, 2001, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that the NASDAQ Stock Market had notified the Registrant that it failed to meet the continued listing requirements for the minimum bid price on the NASDAQ SmallCap Market.

On March 6, 2001, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that it offered to cancel and replace certain stock option grants to employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFONAUTICS, INC.
Dated: May 15, 2001	By:	/s/ David Van Riper Morris
David Van Riper Morris Chief Executive Officer

Dated: May 15, 2001	By:	/s/ Federica F. O'Brien
Federica F. O'Brien Chief Financial Officer