Form 10-Q
period 2001-06-30
INFONAUTICS INC
filed 2001-08-14
CIK 909494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                      OUTSTANDING AT JUNE 30, 2001
     Class A Common Stock, no par value                 12,940,996
     Class B Common Stock, no par value                      0

                                INFONAUTICS, INC.
                            FORM 10-Q QUARTERLY REPORT
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

                                                                               PAGE
                                                                               ----
ITEM 1 FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED)
           AND DECEMBER 31, 2000                                                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
           THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000                  5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6-8

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                                8-13

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               13

                                     PART II
                                OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                         14

                                INFONAUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 2001    DECEMBER 31, 2000
                                                             -------------    -----------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  7,780,819       $  4,461,106
  Marketable securities                                         1,844,233          7,884,534
  Receivables:
    Trade, less allowance for doubtful accounts of
      $80,114 in 2001 and $35,376 in 2000                         338,769            776,786
    Other                                                          66,766             86,544
  Note Receivable                                               1,318,873               --
  Prepaid expenses and other assets                               111,065            215,153
                                                             ------------       ------------
        Total current assets                                   11,460,525         13,424,123

Property and equipment, net                                     1,822,207          2,163,562
Intangible and other assets                                       138,037            208,059
                                                             ------------       ------------
        Total assets                                         $ 13,420,769       $ 15,795,744
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current obligations under capital lease                    $     77,532       $     71,213
  Accounts payable                                                402,047            621,672
  Due to affiliate                                                758,757            667,506
  Accrued expenses                                              1,408,074          1,134,001
  Deferred revenue                                              1,116,620            737,693
                                                             ------------       ------------
        Total current liabilities                               3,763,030          3,232,085

Non-current portion of obligations under capital lease             70,745            111,160
                                                             ------------       ------------
        Total liabilities                                       3,833,775          3,343,245
                                                             ------------       ------------


Shareholders' equity:
  Class A common stock, no par value; 25,000,000 shares
    authorized; one vote per share; 12,940,996 and
    12,679,906 shares issued and outstanding at
    June 30, 2001 and December 31, 2000 respectively                 --                 --
  Additional paid-in capital                                   61,573,472         61,573,472
  Accumulated deficit                                         (52,375,370)       (49,721,884)
  Treasury stock, at cost                                        (483,906)          (387,500)
  Restricted stock                                                252,031               --
  Other comprehensive income                                      620,767            988,411
                                                             ------------       ------------
        Total shareholders' equity                              9,586,994         12,452,499
                                                             ------------       ------------
        Total liabilities and shareholders' equity           $ 13,420,769       $ 15,795,744
                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INFONAUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------            -------------------------
                                                            2001              2000                2001               2000
                                                            ----              ----                ----               ----
Revenues                                                $  1,516,951       $  3,005,707       $  3,355,977       $  6,046,844
                                                        ------------       ------------       ------------       ------------
Costs and expenses:
     Cost of revenues                                        475,921            863,106          1,015,350          1,666,733
     Customer support expenses                               106,832             98,413            209,990            118,140
     Technical operations and development expenses           655,101          1,584,874          1,469,563          3,014,987
     Sales and marketing expenses                            388,880          1,903,588          1,128,720          4,787,034
     General and administrative expenses                   1,443,489            536,532          3,141,272          1,239,871
                                                        ------------       ------------       ------------       ------------
        Total costs and expenses                           3,070,223          4,986,513          6,964,895         10,826,765
                                                        ------------       ------------       ------------       ------------
Loss from operations                                      (1,553,272)        (1,980,806)        (3,608,918)        (4,779,921)
Equity in net losses of unconsolidated affiliate                --           (3,441,817)              --           (5,940,977)
Interest income (expense), net                                90,439              7,797            133,608             13,170
Other income                                                    --                 --              821,824               --
                                                        ------------       ------------       ------------       ------------
        Net loss                                          (1,462,833)        (5,414,826)        (2,653,486)       (10,707,728)
                                                        ============       ============       ============       ============
Loss per common share-basic and diluted                 $       (.11)      $       (.44)      $       (.21)      $       (.88)
                                                        ============       ============       ============       ============
Weighted average shares
    outstanding-basic and diluted                         12,936,968         12,212,900         12,784,551         12,123,000
                                                        ============       ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INFONAUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                       2001                2000
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (2,653,486)      $(10,707,728)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
  Depreciation and amortization                                         494,306            294,587
  Amortization of discount on debt                                         --              266,448
  Accretion on convertible debt                                            --              105,000
  Provision for losses on accounts receivable                            44,739              6,000
  Equity in investee losses                                                --            5,940,977
  Issuance of restricted stock                                          252,031               --
  Other income                                                         (821,824)              --
  Changes in operating assets and liabilities:
    Receivables:
        Trade                                                           393,278           (119,043)
        Other                                                            19,778            468,674
      Prepaid and other assets                                          142,444             28,284
      Accounts payable                                                 (219,625)           156,115
      Due to affiliate                                                   91,251          1,044,581
      Accrued expenses                                                  274,073           (342,700)
      Accrued royalties                                                    --              (75,606)
      Deferred revenue                                                  378,927            (53,385)
                                                                   ------------       ------------
          Net cash (used in) operating activities                    (1,604,108)        (2,987,796)
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (121,284)          (500,459)
  Purchases of option contracts                                         (63,520)              --
  Issuance of note receivable                                        (1,318,873)              --
  Sale of marketable securities and equity collar                     6,558,000               --
  Receipts from disposition of businesses, net                             --           11,853,990
  Purchase of intangibles                                                  --              (70,000)
                                                                   ------------       ------------
          Net cash provided by investing activities                   5,054,323         11,283,531
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                               --              940,453
  Repurchase of treasury stock                                          (96,406)              --
  Payments on capital lease obligations                                 (34,096)              --
                                                                   ------------       ------------
          Net cash (used in) provided by financing activities          (130,502)           940,453
                                                                   ------------       ------------
  Net increase in cash and cash equivalents                           3,319,713          9,236,188
  Cash and cash equivalents, beginning of period                      4,461,106          3,739,024
                                                                   ------------       ------------
  Cash and cash equivalents, end of period                         $  7,780,819       $ 12,975,212
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

2. THE COMPANY AND 2001 MERGER AGREEMENT

     Infonautics, Inc. is a provider of personalized information agents and Web sites. The Infonautics Network includes search and reference sites consisting of the subscriber-based Electric Library and the free Encyclopedia.com and Newsdirectory.com sites. The Infonautics Network of web properties also includes the free, advertising supported Sleuth content notification sites featuring Company Sleuth and Job Sleuth as well as a subscription-based version of Company Sleuth.

     On March 28, 2001, the Infonautics announced that it signed a definitive merger agreement ("the merger agreement") with privately held Tucows Inc.("Tucows"), a leading provider of wholesale digital products to internet service providers and web hosting companies worldwide. In consideration of the merger, Infonautics will issue approximately 60 million shares of Class A common stock to the Tucows shareholders who will own roughly 80% of the merged company at closing. Upon completion of the merger, which is subject to Infonautics and Tucows shareholder approval, certain regulatory approvals, and certain other closing conditions, Infonautics will remain a public company and is expected to adopt the Tucows name. The transaction is expected to close during the third quarter of 2001 and a shareholder meeting is scheduled for August 28, 2001 at which the transaction, among other business, is to be voted on by the Infonautics shareholders.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Marketable Securities:

     At June 30, 2001, marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value based on quoted market prices.

     Other Comprehensive Income:

     Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to the equity that is not the result of transactions with shareholders. Comprehensive income is comprised of two subsets-net income and other comprehensive income. Unrealized gains on marketable securities and the derivative collars represent the only items of other comprehensive income reported by the Company at June 30, 2001.

4. NOTE RECEIVABLE

     On April 26, 2001, the Company loaned Tucows $1,300,000 as provided for in the Merger Agreement. This promissory note has an interest rate of 8% per annum with principal and interest due in full on August 31, 2001. In the event the Merger Agreement between the Company and Tucows is terminated (see note 2), any termination fee the Company is obligated to pay will reduce the amount of the note receivable.

5. INVESTMENT IN AFFILIATES

     For the three months ended June 30, 2000 the Company recognized a charge of $3,442,000 as equity in the losses of bigchalk.com, Inc. ("bigchalk.com"). There was no charge in 2001. The accumulated deficit balance at June 30, 2001 and December 31, 2000 includes $11,018,772 in undistributed losses from bigchalk.com.

     The Company incurred approximately $398,000 of content royalties and $137,000 of technical services fees to bigchalk.com during the three months ended June 30, 2001. For the three months ended June 30, 2000, the content royalties amounted to $725,000 and the technical services fees amounted to $250,000. The content royalties amounted to $847,000 for the six months ended June 30, 2001, compared to $1,422,000 for the six months ended June 30, 2000. Technical services fees amounted to $292,000 for the six months ended June 30, 2001, compared to $490,000 for the six months ended June 30, 2000. Content royalties are recorded as a cost of revenues and technical service fees are included in technical operations and development expenses. At June 30, 2001, $759,000 is due to bigchalk.com for these content royalties and technical services fees and is recorded on the balance sheet as due to an affiliate.

6. OTHER INCOME

     On July 11, 2000, Infonautics exchanged its minority interest in Half.com, Inc. for 174,387 shares of eBay Inc. common stock in connection with eBay's acquisition of Half.com. On that date, Infonautics received 90% of the total agreed exchange amount, or 156,953 shares of eBay. Infonautics reported the transaction at fair value, resulting in a new accounting basis and a gain to the extent of the difference in the fair value from the Company's basis in Half.com. On February 23, 2001, the Company sold 130,500 shares for net proceeds of approximately $6,556,000. As a result of this sale, the company realized a net gain of $822,000 during the first quarter of 2001.

7. DERIVATIVE INSTRUMENTS

     The Company's maximum and minimum potential gain realized from the sale of its marketable securities, 26,453 shares of eBay, Inc. ("eBay"), at June 30, 2001 is approximately $727,000 and approximately $167,000, respectively. See
Note 11.

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

     For the three and six months ended June 30, 2001 the Company recorded a net loss. Therefore, for the quarterly and year to date, basic and diluted EPS are equal, as common stock equivalents are not included, as inclusion of such shares would have an anti-dilutive effect.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense was approximately $15,000 and $5,000, for the six months ended June 30, 2001 and 2000, respectively. Interest expense of $0 and $105,000 was accrued on the February 1999 convertible debt instrument during the six months ended June 30, 2001 and 2000 respectively. For the six months ended June 30, 2001 and 2000, $0 and $266,000 respectively, of this additional discount was amortized and recorded as interest expense.

     The Company issued common stock in February 2000, as part of the purchase of intangibles, with a fair value of approximately $120,000. During the six months ended June 30, 2001, the Company amortized $31,667 of this intangible asset. Gross barter income and expenses of $0 and $257,000 are included in revenue and marketing expenses for the six months ended June 30, 2001 and 2000, respectively.

     During the three months ended June 30, 2001, the Company recognized compensation expense of $252,000 for the restricted shares issued. See Note 10.

10. STOCKHOLDERS EQUITY

     Treasury Stock:

     On November 30, 2000 the Board of Directors authorized the repurchase of up to five percent of the Company's outstanding common stock. Stock repurchases were to be made from time to time in the open market during the next twelve months. The plan could be suspended or discontinued at any time. As of June 30, 2001, the Company repurchased 115,800 shares of its common stock at an average price of $.84 per share. The Company suspended stock repurchases on the open market in March 2001.

     Restricted Stock:

     On April 2, 2001, certain employees elected to participate in a restricted stock program that was offered to employees in February 2001. Under this program, 782,200 options were surrendered in exchange for 370,100 shares of restricted stock. On April 2, 2001, 74,020, or twenty percent of the restricted stock issued vested. The remainder will vest for those employees who are employed by the Company on either a change of control, which the proposed merger with Tucows would be considered, or 70% on October 2, 2001 and 100% on April 2, 2002.

11. SUBSEQUENT EVENT

     On July 18, 2001, the Company sold 26,453 shares of marketable securities in eBay and the related collar, for net proceeds of approximately $1,600,000, for a net gain of approximately $435,000.

     On July 11, 2001, an additional 17,434 shares of eBay Inc. stock that were held in escrow and not valued on the balance sheet were released to the Company. The Company will recognize a gain of $1,200,000 on these shares in July 2001. The Company sold these shares on July 13, 2001 for net proceeds of approximately $1,200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains, in addition to historical information, forward-looking statements by Infonautics with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding the merger with Tucows Inc., any conditions that apply to the merger, the consequences of the merger, and the costs and fees related to the merger, the sufficiency of the Company's 'liquidity, including cash resources and capital, the number of registered users and subscribers, monetization of users and subscribers, traffic to our sites, gross margins, current and future expenses and costs, future revenues and shortfalls in revenues, costs of revenue, pricing and its effects on our business, use of system resources and marketing effects, technology and systems, growth and expansion plans, product development plans, sales and marketing plans, our business models, changes in our marketing partners, capital expenditures, seasonality, effects of the U.S. economy, operating results, licensing and service contracts with bigchalk.com, inc., the transaction with bigchalk.com, inc., the Company's equity interest in bigchalk.com, inc. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to the Company as of the date of this document, and the Company assumes no obligation to update these cautionary statements or any forward-looking statements.

RECENT DEVELOPMENTS

     On March 28, 2001, the Company announced that it signed a definitive merger agreement with privately held Tucows Inc., a leading provider of wholesale digital products to internet service providers and web hosting companies worldwide. In consideration of the merger, the Company will issue approximately 60 million shares of Class A common stock to the Tucows shareholders who will own roughly 80% of the merged company at closing. Upon completion of the merger, which is subject to Company and Tucows shareholder approval, certain regulatory approvals, and certain other closing conditions, Infonautics will remain a public company and is expected to adopt the Tucows name. The transaction is expected to close during the third quarter of 2001 and a shareholder meeting is scheduled for August 28, 2001 at which the transaction, among other business, is to be voted on by the Infonautics shareholders.

     On June 21, 2001, the Company announced that its common stock, previously traded on the Nasdaq SmallCap Market, commenced trading on the OTC Bulletin Board. The Company had earlier appealed to the Nasdaq Listing Qualifications Panel with respect to a Nasdaq Staff Determination to remove the Company's listing on the SmallCap Market for failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days. On June 20, 2001, the Company received notification of the Panel's determination to delist the Company's common stock from the SmallCap Market effective June 21, 2001 for non-compliance with the minimum bid price requirements of Marketplace Rule 4310(c)(8)(B) and 4330(f).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000, AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

REVENUES

     Total revenues were $1,517,000 for the three months ended June 30, 2001, and $3,006,000 for the three months ended June 30, 2000. Total revenues were $3,356,000 for the six months ended June 30, 2001 compared to $6,047,000 for the six months ended June 30, 2000.

     End-user subscription revenue accounted for $1,385,000 or 91% of revenues for the three months ended June 30, 2001 and $2,507,000 or 83% of revenue for the three months ended June 30, 2000. Total end-user revenues were $2,939,000 or 88%, for the six months ended June 30, 2001 compared to $4,908,000, or 81%, for the six months ended June 30, 2000. The decrease in the total revenues is primarily a result of the decreasing number of subscribers, as we had approximately 66,000 Electric Library subscribers at June 30, 2001 compared to approximately 100,000 at June 30, 2000. The Company did not incur significant customer acquisition costs in the second quarter to grow the subscriber base. Therefore, we do not expect revenue growth in the third quarter, and may experience continued subscription declines. The Company offered primarily an annual only subscription model after March 14, 2001, which will result in greater deferred revenue and lower revenue recognized upfront. The Company may introduce a monthly model again during the third quarter. In June 2001, the Company launched a paid subscription based service for Company Sleuth. This did not have a significant impact on revenues for the second quarter and is not expected to increase revenues for the third and fourth quarter of 2001. This subscription service may be discontinued in the future.

     Advertising and other e-commerce revenues were $132,000 or 9% of revenues for the three months ended June 30, 2001 and $499,000, or 17% of revenues for the three months ended June 30, 2000. Total advertising revenues were $417,000 or 12%, for the six months ended June 30, 2001 and $1,139,000 or 19%, for the six months ended June 30, 2000. We expect this revenue to be affected by the size of the advertising and sponsorship contracts entered into in any one quarter and industry pressure on e-commerce advertising. Accordingly, revenue growth may increase or decrease in consecutive quarters, and is expected to remain flat in the third quarter. The volatility in pricing for banner advertising in the marketplace may negatively impact future revenues.

COST OF REVENUES

     The principal elements of our cost of revenues during 2001 are royalty and license fees on end-user revenues paid to bigchalk.com inc., which is currently the sole provider of content, hardware and software, and communication costs associated with the delivery of the Electric Library products. Cost of revenues was $476,000 or 31% of revenues, for the three months ended June 30, 2001 compared to $863,000, or 29% of revenues, for the three months ended June 30, 2000. Cost of revenues for the six months ended June 30, 2001 and 2000 were $1,015,000 or 30% and $1,667,000, or 28% respectively.

     Cost of revenues in absolute dollars decreased in 2001 due the decrease in end-user revenues. Additionally, the gross margin percentages decreased as a result of change in the product mix, as the advertising and e-commerce revenues make up a greater portion of revenues in 2000, and there are no royalty or license fees on these revenues. In December 2000, bigchalk.com had the option to reprice the content services they provide us based on their actual cost. The Company has reached an agreement with bigchalk.com to keep the pricing structure the same for one year from December 2000. In addition, the Company may choose to use other parties who can provide us with the content and processing required to deliver the consumer version of Electric Library. However, cost of revenues is expected to remain approximately the same as a percentage of sales, unless the Company provides new subscription services for another property within the Infonautics network.

CUSTOMER SUPPORT

     Customer support expenses consist primarily of costs associated with the staffing of professionals responsible for assisting users with technical and product issues and monitoring customer feedback. Customer support expenses were $107,000 for the three months ended June 30, 2001, compared to $98,000 for the three months ended June 30, 2000. The Company was building its own customer service department during the early part of 2000, after the bigchalk transaction. As a percentage of revenue, customer support expenses for the first quarter were 7% in 2001 and 3% in 2000. Customer support expense were $210,000 for the six months ended June 30, 2001, compared to $118,000 for the six months ended June 30, 2000. We anticipate customer support expenditures will remain flat in 2001, unless new products are introduced which could require increased customer service support.

TECHNICAL OPERATIONS AND DEVELOPMENT

     Technical operations and development expenses consist primarily of costs associated with maintaining our products, data center operations, hardware expenses and data conversion costs as well as the design, programming, testing, documentation and support of our new and existing sites. Technical operations and development expenses were $655,000 or 43% of total revenues for the three months ended June 30, 2001, compared to $1,585,000 or 53% of total revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the technical and development and operations costs were $1,470,000 and $3,015,000, or 44% and 50% of total revenues, respectively. A portion of these development costs in 2001 have resulted from the technical services agreement with bigchalk.com, requiring a percentage of Electric Library end-user revenues to be paid to bigchalk.com for use of the Electric Library technical support and data center operations.

     During the fourth quarter of 2000, we implemented cost reduction efforts including headcount reductions and limited use of consultants. However, the Company has developed a subscription-based version of Company Sleuth that has certain development and maintenance expenses and other costs may result in an offset to some of these cost reductions. The Company will continue to incur certain fees to bigchalk.com under the technical services agreements and is expected to incur these costs internally over time.

SALES AND MARKETING

     Sales and marketing costs consist primarily of costs related to compensation, marketing programs, advertising, and promotion. Sales and marketing expenses were $389,000 for the three months ended June 30, 2001, compared to $1,904,000 for the three months ended June 30, 2000. As a percentage of revenue, sales and marketing costs were 26% and 63% for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing costs were $1,129,000 and $4,787,000, or 34% and 79% of revenue, for the six months ended June 30, 2001 and 2000 respectively. The principal reasons for the decrease was a Sports Sleuth marketing campaign in March 2000, which cost approximately $1 million and that the marketing of the Electric Library end-user business has been and will continue to be limited in the near term. We use affiliate and other marketing programs to acquire registered users. We do not expect to accelerate these programs, or run any significant marketing campaigns.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,443,000 for the three months ended June 30, 2001, compared to $537,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses were $3,141,000 as compared to $1,240,000 for the six months ended June 30, 2000. The increase in general and administrative expenses resulted primarily from approximately $1,337,000 in expenses related to the proposed business combination with Tucows Inc and an officer retention plan, and non-cash compensation expense related to the restricted stock program, offset by cost reduction efforts. The Company expects that general and administrative expenses will not grow in the third quarter of 2001.

INCOME (LOSS) IN EQUITY INVESTMENT

     The loss in equity investment consists of our share of the results of operations of bigchalk.com. The loss from equity in the bigchalk.com investment was $3,442,000 for the three months ended June 30, 2000. We do not expect that there will be any investment losses during 2001 since that asset has been written down to zero at December 31, 2000. As of June 30, 2001, we held a 27.54% interest in the common stock of bigchalk.com and taking into account subsequent private placements into bigchalk.com, we currently own approximately 11% of bigchalk.com's stock on a diluted basis. We expect that bigchalk.com will continue to generate net losses in 2001 as it develops its business.

OTHER INCOME

     During February 2001, the Company sold 130,500 shares of eBay Inc., and the related collar, and as a result realized a net gain of $822,000 during the first quarter of 2001. There was no other income during the three months ended June 30, 2001.

     During July 2001, the Company sold 26,453 shares of eBay Inc. and the related collar, and as a result will recognize a net gain of $435,000 during the first quarter of 2001.

     There were 17,434 additional shares of eBay that were held in escrow and are not valued on the balance sheet or included in the income statement. These shares share were released to the Company in July 2001. The Company will recognize a gain on the issuance of shares out of escrow of approximately $1,200,000 in July 2001 and these shares were soon after sold for net proceeds of the same amount.

INTEREST INCOME (EXPENSE), NET

     The Company earned net interest income of $90,000 in the three months ended June 30, 2001, as compared to net interest income of $8,000 in the three months ended June 30, 2000. Approximately $96,000 of interest income was earned in the current quarter. Offsetting this income was $6,000 in interest expense primarily arising from interest on capital leases. Approximately $194,000 of interest income was earned in the prior year quarter. Offsetting this income was $186,000 in interest expense primarily arising from the interest accrued upon the convertible debt issued February 11, 1999 and the amortization of the debt discount. The Company earned net interest income of $134,000 in the six months ended June 30, 2001, as compared to net interest income of $13,000 in the six months ended June 30, 2000. Offsetting the interest income of $146,000 for the six months ended June 30, 2001 is interest expense of $12,000. For the six months ended June 30, 2000, offsetting the interest income of $390,000 was interest expense of $377,000. This expense was primarily related to the interest accrued upon the convertible debt issued on February 11, 1999, and the amortization of the debt discount.

INCOME TAXES

     The Company has not recorded an income tax benefit because it has incurred net operating losses since inception.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have funded our operations and capital requirements through proceeds from the private sale of equity securities, our initial public offering, proceeds from the transaction with Bell & Howell Company and bigchalk.com, proceeds from the issuance of preferred stock, proceeds from the sale of equity holdings, utilization of an accounts receivable purchase agreement, and, to a lesser extent, operating and capital leases.

     We had cash and cash equivalents of approximately $7,781,000 at June 30, 2001, as compared to $4,461,000 at December 31, 2000, an increase of $3,320,000, primarily resulting from the sale of marketable securities. Additionally we had marketable securities available for sale of $1,844,000 at June 30, 2001. We monitor our cash balances regularly and invest excess funds in a short-term government investment fund. We had working capital of approximately $7,697,000 at June 30, 2001.

     On July 18, 2001, we sold all of our remaining eBay Inc. marketable securities and the related collar, for net proceeds of approximately $1,600,000. On July 11, 2001, an additional 17,434 shares of eBay Inc. stock that were held in escrow and not valued on the balance sheet or included in the income statement were released to the Company. The Company sold these shares on July 13, 2001 for net proceeds and an increase in capital resources of approximately $1,200,000.

     We used cash in operations of approximately $ 1,604,000 for the six months ended June 30, 2001 compared with $2,988,000 for the comparable period in 2000.

     Net cash provided by investing activities was $ 5,054,000 for the six months ended June 30, 2001. This compares to cash provided by investing activities of $11,284,000 for the six months ended June 30, 2000. Net cash used for capital expenditures was $121,000 and $500,000, respectively, for the six months ended June 30, 2001 and 2000.

     The Company's principal commitments at June 30, 2001 consist of obligations under the bigchalk.com service and license agreements, equipment and facility lease agreements, and fees related to the merger agreement. Additionally, effective January 1, 2001, the Company's Board of Directors implemented a retention plan for the executive officers of the Company. The plan was instituted in order to create incentives for the officers to provide continued service to the Company operationally as well as strategically following the termination of the Digital Fusion transaction in late 2000 and as the Company entered the new year. The retention plan is cash-based and depends on the date on which an officer continues to be employed by the Company and a substantial portion is contingent upon the close of a strategic transaction. The Company accrued $567,000 through June 30, 2001, and such payments in the aggregate will not exceed $850,000. No officer is entitled to payment under both the retention plan and any applicable employment or severance agreement.

     Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support the expansion of the Company's operations and systems. The Company expects that its capital expenditures would increase if the number of registered users increases. As of June 30, 2000, the Company did not have any material commitments for capital expenditures.

     Net cash used in financing activities was $131,000 in the six months ended June 30, 2001, compared to net cash provided by financing activities of $940,000 in the six months ended June 30, 2000.

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

     Since the Company currently trades on the Over the Counter market, this may make it more difficult to raise funds in the future. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully market our services, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities, which could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and those securities may have rights superior to those of the holders of the common stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of SFAS 133 Disclosure

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have invested in a privately held company, bigchalk.com. There is no public market for bigchalk.com's stock.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits:

          None.

     (b) Reports on Form 8-K

     On April 11, 2001, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger dated March 27, 2001 with Tucows Inc. and TAC Acquisition Corp. and generally summarizing the proposed merger; a copy of the Merger Agreement and its exhibits was attached to the Form 8-K as Exhibit 10.1.

     On June 21, 2001, the Registrant filed with the Securities and Exchange Commission a current report on Form 8-K reporting that trading in its common stock had moved to the OTC Bulletin Board from the Nasdaq SmallCap Market as a result of the determination of a Nasdaq Listing Qualifications Panel to delist the Company's stock; a copy of the press release was attached to the Form 8-K as
Exhibit 99.1.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                INFONAUTICS, INC.

Dated: August 14, 2001                          By:  /s/ David Van Riper Morris
                                                     --------------------------
                                                      David Van Riper Morris
                                                      Chief Executive Officer


Dated: August 14, 2001                          By:  /s/ Federica F. O'Brien
                                                     --------------------------
                                                      Federica F. O'Brien
                                                      Chief Financial Officer