Form 10-Q
period 2001-09-30
TUCOWS INC /PA/
filed 2001-11-13
CIK 909494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         COMMISSION FILE NUMBER 0-28284

                                   TUCOWS INC.
             (exact name of registrant as specified in its charter)

              PENNSYLVANIA                             23-2707366
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


                                96 MOWAT AVENUE,
                        TORONTO, ONTARIO M6K 3M1, CANADA
               (Address of principal executive offices) (Zip Code)

                                (416) 535-0123
              (Registrant's telephone number, including area code)


                               INFONAUTICS, INC.
                             590 NORTH GULPH ROAD
                        KING OF PRUSSIA, PA 19406-2800
                                     U.S.A.
                     (Registrant's former name and address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   CLASS                    OUTSTANDING AT SEPTEMBER 30, 2001
          Common Stock, no par value                   64,626,429

                                   TUCOWS INC.
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION
                                                                               PAGE
                                                                               ----
Item 1   Financial Statements

           Consolidated Balance Sheets as of September 30, 2001 (unaudited)
           and December 31, 2000                                                 3

           Consolidated Statements of Operations (unaudited) for the
           Three Months and Nine Months Ended September 30, 2001 and
           September 30, 2000                                                    4

           Consolidated Statements of Cash Flows (unaudited) for the
           Nine Months Ended September 30, 2001 and September 30, 2000           5

           Notes to Consolidated Financial Statements                           6-9

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 10-18

Item 3   Quantitative and Qualitative Disclosures about Market Risk            18-29

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings                                                       29

Item 2   Changes in Securities and Use of Proceeds                               29

Item 4   Submission of Matters to a Vote of Securityholders                    29-30

Item 6   Exhibits and Reports on Form 8-K                                        31

Item 1. Financial Statements

                                         TUCOWS INC.
                                 CONSOLIDATED BALANCE SHEETS
                              (DOLLAR AMOUNTS IN U.S. DOLLARS)

                                                                            December 31, 2000     September 30, 2001
                                                                                                     (unaudited)
                                                                            ------------------    -------------------
Assets

Current assets:
  Cash and cash equivalents                                                    $  2,170,195         $  5,034,588
  Accounts receivable, net of allowance for doubtful accounts
    of $276,579 at September 30, 2001 and $248,500 at December 31, 2000             767,104            1,600,499
  Prepaid expenses and deposits                                                     983,544            1,865,381
  Prepaid domain name registry fees                                               7,873,677            9,960,006
                                                                               ------------         ------------
    Total current assets                                                         11,794,520           18,460,474

Prepaid domain name registry fees, net of current portion                         1,584,408            2,215,277
Property and equipment                                                            3,842,364            4,068,302
Intangible assets                                                                 5,204,446            2,015,300
Investments                                                                         100,000            1,578,737
                                                                               ------------         ------------
Total assets                                                                   $ 22,525,738         $ 28,338,090
                                                                               ============         ============

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable                                                             $  2,796,892         $  1,958,124
  Accrued liabilities                                                             3,467,592            3,191,461
  Customer deposits                                                               2,150,185            2,531,147
  Obligations under capital lease                                                      --                 70,994
  Deferred revenue                                                               13,109,801           17,786,695
                                                                               ------------         ------------
    Total current liabilities                                                    21,524,470           25,538,421

Deferred revenue, net of current portion                                          2,698,131            3,483,734
Obligations under capital lease, net of current portion                                --                 59,119

Stockholders' deficiency
  Capital stock (note 6)                                                         44,390,257           58,532,817
  Common stock to be issued                                                       1,512,778                 --
  Options                                                                         1,072,412                 --
  Deferred stock-based compensation                                                (508,704)            (387,012)
  Deficit                                                                       (48,163,606)         (58,888,989)
                                                                               ------------         ------------
    Total stockholders' deficiency                                               (1,696,863)            (743,184)
                                                                               ------------         ------------
Total liabilities and stockholders' deficiency                                 $ 22,525,738         $ 28,338,090
                                                                               ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   TUCOWS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (DOLLAR AMOUNTS IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                Three months ended September 30,   Nine months ended September 30,
                                                                    2000                2001           2000              2001
                                                                 ------------      ------------    ------------      ------------
Net revenues                                                     $  4,320,315      $  8,200,917    $  8,527,759      $ 21,779,959
Cost of revenues                                                    2,486,149         5,929,612       4,503,557        14,500,083
                                                                 ------------      ------------    ------------      ------------
Gross profit                                                        1,834,166         2,271,305       4,024,202         7,279,876
                                                                 ------------      ------------    ------------      ------------
Operating expenses:
  Sales and marketing, which includes stock-based
    compensation of $27,707, $27,707, $65,385 and
    $82,218, respectively                                           2,824,853         1,522,296       7,403,299         5,292,725
  Technical operations and development                              1,248,022         1,411,193       2,676,730         4,054,074
  General and administrative, which includes
    stock-based compensation of $13,303,
    $13,303, $35,715 and $39,474, respectively                        997,486           912,277       2,662,430         2,850,088
  Depreciation of property and equipment                              389,172           631,024       1,102,375         2,462,042
  Amortization of intangible assets                                 2,942,731         1,325,700       8,603,669         3,189,146
                                                                 ------------      ------------    ------------      ------------
    Total operating expenses                                        8,402,264         5,802,490      22,448,503        17,848,075
                                                                 ------------      ------------    ------------      ------------
Loss from operations                                               (6,568,098)       (3,531,185)    (18,424,301)      (10,568,199)
Interest income/(expense), net                                         71,587          (156,428)        173,962          (157,184)
                                                                 ------------      ------------    ------------      ------------
Loss before provision for income taxes                             (6,496,511)       (3,687,613)    (18,250,339)      (10,725,383)
Provision for income taxes                                               --                --              --                --
                                                                 ------------      ------------    ------------      ------------
Loss for the period                                              $ (6,496,511)     $ (3,687,613)   $(18,250,339)     $(10,725,383)
                                                                 ============      ============    ============      ============
Loss per common share - basic and diluted                        $      (1.51)     $      (0.07)   $      (4.25)     $      (0.20)
                                                                 ============      ============    ============      ============
Weighted average shares outstanding - basic and diluted             4,291,500        56,574,253       4,291,500        53,297,131
                                                                 ============      ============    ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                           TUCOWS INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (DOLLAR AMOUNTS IN U.S. DOLLARS)
                                           (UNAUDITED)

                                                                              Nine months ended September 30,
                                                                                  2000             2001
                                                                              -------------    -------------
Cash provided by/(used in):

Operating activities:
  Loss for the period                                                         $(18,250,339)    $(10,725,383)
  Items not involving cash:
    Depreciation of property and equipment                                       1,102,375        2,462,042
    Amortization of intangible assets                                            8,603,669        3,189,146
    Amortization of deferred stock-based compensation                              101,100          121,692
  Changes in non-cash operating working capital:
    Accounts receivable                                                           (144,315)        (724,661)
    Prepaid expenses and deposits                                               (1,008,152)        (456,489)
    Prepaid domain name registry fees                                           (7,817,198)      (2,717,198)
    Accounts payable                                                               578,952       (1,235,813)
    Accrued liabilities                                                          1,274,089       (1,183,757)
    Customer deposits                                                            1,738,614          380,962
    Deferred revenue                                                            12,930,435        4,464,134
                                                                              ------------     ------------
    Net cash used in operating activities                                         (890,770)      (6,425,325)
                                                                              ------------     ------------

Financing activities
  Proceeds on issue of Series A convertible preferred stock                      5,294,999             --
  Proceeds on issuance of promissary notes                                            --          2,500,000
  Repayment of promissary notes                                                       --         (2,500,000)
  Proceeds on rights issue                                                            --          2,999,973
  Proceeds received on exercise of stock options                                      --             24,396
  Repayment of obligations under capital lease                                        --             (5,821)
                                                                              ------------     ------------
  Cash provided by financing activities                                          5,294,999        3,018,548
                                                                              ------------     ------------

Investing activities
  Investment in Afilias, Limited                                                      --           (253,737)
  Acquisition of net assets of Eklektix, Inc.                                   (1,000,000)            --
  Additions of property and equipment                                           (1,942,320)      (2,308,524)
  Acquisition of Infonautics, Inc., net of cash acquired                              --          8,833,431
                                                                              ------------     ------------
  Cash (used in)/provided by investing activities                               (2,942,320)       6,271,170
                                                                              ------------     ------------

Increase in cash and cash equivalents                                            1,461,909        2,864,393

Cash and cash equivalents, beginning of period                                   1,669,888        2,170,195
                                                                              ------------     ------------

Cash and cash equivalents, end of period                                      $  3,131,797     $  5,034,588
                                                                              ============     ============

Supplemental cash flow information:
  Interest paid                                                               $      1,500     $    181,400

Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued on the acquisition of Eklektix, Inc.                    $  1,500,000     $       --
  Common stock issued on the acquisition of Infonautics, Inc.                         --          8,489,000
  Value assigned to Infonautics, Inc. outstanding option on acquisition of
    Infonautics, Inc.                                                                 --             44,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (the "Company" or "Tucows"), is a provider of wholesale digital products and distributor of e-business services and applications on the Internet. Tucows is an ICANN-accredited registrar and a leading provider of wholesale domain name registrations for generic and country code top-level domains plus web certificates.

On August 28, 2001, Tucows Inc., a Delaware corporation ("Tucows (Delaware) Inc."), acquired Infonautics, Inc., a Pennsylvania corporation (now known as Tucows Inc.) (see note 2). The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Tucows (Delaware) Inc., and the consolidated results of operations of the Company subsequent to the acquisition date of August 28, 2001.

The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments consisting of normal recurring adjustments and other adjustments appropriate in the circumstances that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows Inc. and its subsidiaries at September 30, 2001 and the results of operations and cash flows for the interim periods ended September 30, 2001 and 2000.

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and notes normally provided in annual financial statements and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000 included in the joint proxy statement/prospectus of Infonautics, Inc. and Tucows Inc. filed under rule 424(b)(3) of the Securities Exchange Act of 1933 on August 2, 2001.

The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their respective fair values due to the relatively short periods to maturity of the instruments.

2. ACQUISITION OF INFONAUTICS, INC.:

On August 28, 2001, Tucows (Delaware) Inc. finalized the acquisition of Infonautics, Inc. In connection with the acquisition for accounting purposes, all of the outstanding shares of Tucows (Delaware) Inc. were exchanged for 51,685,432 shares of Infonautics common stock. The acquisition of Infonautics has been accounted for as a reverse purchase acquisition as the former shareholders of Tucows (Delaware) Inc. own a majority of the outstanding shares of common stock and control the combined group of companies as a result of the acquisition. The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity Tucows (Delaware) Inc. and the consolidated results of operations of the Company subsequent to the acquisition date of August 28, 2001.

The total aggregate consideration valued at $8,894,000 is comprised of:

     o $8,489,000 based on Infonautics, Inc.'s share price on March 28, 2001 applied to the 51,685,432 common shares issued by Infonautics, Inc. to effect the acquisition representing the fair value of the net assets acquired,
     o $44,000 of value assigned to the Infonautics, Inc. options outstanding on August 28, 2001, and
     o    $361,000 of transaction costs.

The fair value of the shares of Infonautics, Inc. common stock was determined by treating the market value of the Infonautics, Inc. stock at the date of the announcement of the acquisition as having been effectively received by former Infonautics, Inc. shareholders. The fair value of the stock options was determined by reference to an option pricing model and the number of Infonautics, Inc. options was treated as having been exchanged by the Company under reverse takeover accounting rules. To determine the fair value of these options, the following assumptions were used in the option pricing model: dividend yield of 0.0%, 75% volatility, a weighted average risk free interest rate of 6.41% and an average expected life of the options of 3.05 years. As all of these options have vested, no adjustment was required to be made for deferred compensation.

The fair value of assets acquired, based on the consideration paid, is as follows:

    Current assets (including cash of $9,194,431)             $ 9,728,513
    Property and equipment                                        379,456
    Investment in bigchalk.com, inc                             1,225,000
    Current liabilities and obligation under capital lease     (2,438,969)
                                                              -----------
                                                              $ 8,894,000
                                                              ===========

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine months ended September 30, 2001 and 2000 as if the acquisition had occurred at the beginning of the respective period.

                           Three months ended September 30,         Nine months ended September 30,
                           --------------------------------        ---------------------------------
                              2001                2000                 2001                 2000
                           ------------        ------------        -------------        ------------
Net revenues               $ 9,056,000         $ 7,144,000         $ 25,991,000         $ 17,399,000
Loss for the period        $(4,343,000)        $(5,099,000)        $(13,748,000)        $(27,283,000)
Loss per share             $     (0.07)        $     (0.08)        $      (0.21)        $      (0.43)


3. INTANGIBLE ASSETS:

During 2001, management concluded that the value of the goodwill related to Eklektix, Inc. was impaired and a write-down of $396,000 was necessary. The impairment is the result of the current economic outlook and the Company's decision to assess the future of "Linux Weekly News". The impairment evaluation was determined based upon the excess of the carrying value over the estimated fair value of this operation. The assumptions supporting the cash flows, including the discount rate, were determined using management's best estimates of future cash flows and economic conditions. The write-down is included in amortization expense in the consolidated statement of operations.

4. INVESTMENTS:

Investments, over which the Company is unable to exercise significant influence, are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

Tucows holds a 7.38% interest in Afilias, Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars. Afilias has been selected to serve as the registry for the new top-level domain ".info".

The Company also holds an 11% interest in bigchalk.com, inc., a private company. Tucows pays bigchalk.com content royalties and technical service fees for content provided to the Electric Library site. At September 30, 2001, $300,000 is due to bigchalk.com for these content royalties and technical service fees and is included within accounts payable.

5. BASIC AND DILUTED EARNINGS PER SHARE:

Loss per common share has been calculated on the basis of loss for the period divided by the weighted average number of common shares outstanding during each period. The dilutive effect on loss per common share, calculated assuming that the Series A convertible preferred shares, the Series A convertible preferred share options and the common share options outstanding at the end of the period had been issued, converted or exercised at the later of the beginning of the period or their date of issuance, is antidilutive.

Due to the loss for all periods presented, all potential common shares outstanding, being shares issuable on exercise of options or on conversion of Series A convertible preferred stock, are considered anti-dilutive and are excluded from the calculation of diluted loss per common share. Therefore, for the quarterly and year to date, basic and diluted earnings per share are equal.

6. CAPITAL STOCK:

                                                                            December 31, 2000            September 30, 2001
                                                                            shares        amount         shares        amount
                                                                          ----------    -----------    ---------     ----------
Capital stock

    Series A convertible preferred stock, $0.001 par value:
      Authorized:
        35,000,000 shares at December 31, 2000 and nil at
        September 30, 2001
      Issued and outstanding:                                             28,677,402    $    28,677          --      $      --

    Preferred stock, $0.001 par value at December 31, 2000 and no par value at September 30, 2001
      Authorized:
        5,000,000 shares at December 31, 2000 and 1,250,000
        shares at September 30, 2001
      Issued and outstanding:                                                   --             --            --             --
        Nil at December 31, 2000 and September 30, 2001

    Common stock, $0.001 par value at December 31, 2000, no par value at September 30, 2001
      Authorized:
        60,000,000 shares at December 31, 2000 and 250,000,000
        at September 30, 2001
      Issued and outstanding:                                              3,000,000          3,000    64,626,429      8,525,131
    Additional paid in capital                                                           44,358,580                   50,007,686
                                                                          ----------    -----------    ----------    -----------
                                                                          31,677,402    $44,390,257    64,626,429    $58,532,817
                                                                          ==========    ===========    ==========    ===========

In January 2001, the Company entered into irrevocable subscription agreements with certain of the Company's shareholders whereby they subscribed for and paid $2,999,973 for the right to acquire Series A convertible preferred shares. Under the subscriptions agreements, the value that was to be used in determining the number of Series A convertible preferred shares to be issued to each subscriber was the valuation used by the Company in its next equity financing less a discount of 25%. In August 2001, the Company issued 3,953,609 Series A convertible preferred shares in connection with these subscription agreements.

On August 28, 2001, all of the outstanding Series A convertible preferred shares were converted into common stock.

7. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company's revenue earned from each significant revenue stream:

                                                 Three months ended September 30,      Nine months ended September 30,
                                                      2000              2001              2000               2001
                                                   ----------        ----------        -----------       ------------
Digital content distribution services              $1,044,655        $  379,573        $ 3,515,220        $ 1,538,076
Domain name and ancillary services - wholesale,
  retail and registry                               3,275,660         7,417,339          5,012,539         19,837,877
Subscription fees from Tucows search and
  reference media sites                                  --             404,006               --              404,006
                                                   ----------        ----------        -----------        -----------
                                                   $4,320,315        $8,200,918        $ 8,527,759        $21,779,959
                                                   ==========        ==========        ===========        ===========

8. COMMITMENTS AND CONTINGENCIES:

Tucows has been named in a class action lawsuit filed in the Superior Court, County of Los Angeles, U.S.A. The claim alleges that the defendants are engaged in unfair competition under state laws because they are conducting an illegal lottery enterprise through the pre-registration of .biz generic top level domains. Tucows has not yet been formally served with notice of the legal proceedings and management believes that it is without merit. Tucows does not believe that it will be liable for any damages and accordingly has not accrued any amounts at September 30, 2001. If it becomes likely that Tucows will incur damages as a result of this claim, it will record the expected amount of those damages at that time.

9. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 has been applied to the acquisition of Infonautics, Inc. (note 2).

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement and cease amortization of goodwill effective January 1, 2002. Goodwill amortization recorded in the three and nine month periods ended September 30, 2001 was approximately $1.3 million and approximately $3.2 million respectively.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and became effective in the first quarter of 2001. The Company adopted SFAS No. 133 in January 2001. Because the Company currently holds no derivative financial instruments and the Company does not currently engage in hedging activities, the adoption did not have a material effect on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements by Tucows concerning its expectations about its financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions identify forward-looking statements. These forward-looking statements may include statements about, for example, the issuance of shares, ownership percentages as a result of the acquisition of Infonautics, the status of the Nasdaq listing of the company, the continued growth and success of Tucows' business, the introduction of new products and services and their success, in particular the .INFO generic top-level domain from the perspective of Tucows' dual role as registrar and technical backend service provider, and the inability to further develop and achieve commercial success for the Company's business strategy. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below and in Tucows' other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Tucows as of the date of this document, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

Tucows Inc. is a distributor of e-business services and applications on the Internet, with a network of more than 5,000 resellers in more than 100 countries around the world. The Tucows site offers more than 30,000 software titles in libraries located around the world, providing users with a fast local download. Tucows is a registrar accredited by the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top-level domains and web certificates. Tucows' properties include search and reference media sites consisting of Electric Library, Encyclopedia.com, and NewsDirectory.com.

On August 28, 2001, Tucows concluded an acquisition of Infonautics, Inc., a provider of personalized information agents and websites. In the acquisition, Infonautics issued 51,685,432 shares of common stock to Tucows (Delaware) Inc. stockholders, which amounted to an approximately 80% interest of the consolidated company on completion of the acquisition. Infonautics changed its name to Tucows Inc. Notwithstanding that legally Infonautics, Inc. became the parent company of Tucows, for accounting purposes Tucows is deemed to be the acquirer and Infonautics the acquired entity.

In November 2000, ICANN selected Afilias, Limited to operate the registry for the .info top-level domains. Liberty Registry Management Services Inc., a wholly owned subsidiary of Tucows, was selected by Afilias to provide technical registry management services for the registry operations. In August 2001, Liberty began accepting registrations from registered trademark owners.

Tucows' founder and editor-in-chief, Scott Swedorski, founded the Tucows.com website in 1994. Tucows.com was primarily in the business of aggregating and offering software for download. The Tucows website was acquired in 1995 by ComputerLink Online, which was subsequently renamed Tucows Interactive Limited. Tucows Interactive was primarily in the business of providing Internet access and related services and carried on its business of aggregating and offering software for download through its Tucows division. On April 26, 1999, Tucows Inc. was incorporated to purchase substantially all of the assets of the content business of the Tucows division from Tucows Interactive Limited. On May 4, 1999, Tucows acquired those assets for a total consideration of $30 million in cash and three million shares of Tucows common stock valued at an aggregate of $3,444,444.

Net Revenues

Tucows earns revenues from:
     o Domain name registration and ancillary services on both a wholesale and retail basis
     o    Domain name registry management services
     o    Subscription fees from Tucows search and reference media sites
     o    Digital content distribution services

Tucows produces the majority of its net revenues from domain name registration fees and ancillary services. Tucows began providing retail domain name services in November 1997 and wholesale, or private label, domain name registrations in January 2000.

Domain Name Registration and Ancillary Services

Tucows offers domain name registration services on both a wholesale and retail basis. These services are purchased for a term of one to ten years. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.

On a wholesale basis, Tucows offers domain name registration and ancillary services to managed service providers, which Tucows refers to as MSPs, or resellers, who provide these services to their end-users. Tucows receives revenues for each domain name registration passed through its system by customers. Tucows' registration fee for wholesale domain name registrations of each .com, .net and .org domain name registration is typically $10 per year of registration, although some additional rebates are offered based upon volume or participation in other programs Tucows offers. Tucows receives $19 for each .ca domain name registration. The .ca registrations are subject to some additional rebates based upon volume or participation in other programs that Tucows offers. Tucows offers additional country code domain names, including .uk, .tv and .vc, and digital certificates to its MSPs. Tucows receives between $13 and $100 for each country code domain name registration and $99 for each digital certificate sold. The average term for wholesale domain name registration services over the past year is 14 months and if registrations are renewed, Tucows would expect to produce ongoing revenues.

On a retail basis, Tucows offers domain registration services directly to end users through its domaindirect division. Tucows receives revenues for the retail registration of domain names and the managing of other services relating to a domain name such as domain forwarding and e-mail forwarding. Tucows' registration fee for the full suite of services is approximately $35 per year. The average term for retail domain name registration services is 18 months and if registrations are renewed, Tucows would expect to produce ongoing revenues.

Registry Management Services

Through Liberty, Tucows provides technical back-end registry management services to Afilias, Limited, the .info registry. Tucows receives from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management is due annually in the anniversary month.

Search and Reference Media Sites

Electric Library is a web-accessible online archive that aggregates content from hundreds of sources and contains over thirteen million documents from books, magazines and newspapers. Revenues are generated from subscription sales and are recognized ratably over the term of the subscription. Potential individual subscribers are given a free trial period, after which Tucows typically charges a fee of approximately $15 per month for monthly subscriptions and approximately $80 per year for annual subscriptions, both for virtually unlimited usage.

Digital Content Distribution Services

Tucows aggregates software and other downloadable content, which it distributes to MSPs through an integrated network. Through these services, Tucows generates revenues from online advertising and sales of its digital content. Tucows derives advertising revenues through ads placed on its website and through ads placed on the websites of its MSP network. Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. Advertising revenues are recognized ratably over the period in which the advertisement is presented. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows recognized barter revenue of approximately $74,000 for the three months ended September 30, 2000, approximately $81,000 for the three months ended September 30, 2001, approximately $989,000 for the nine months ended September 30, 2000 and approximately $81,000 for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES.

A comparison of revenues for the three months and nine months ended September 30, 2000 and 2001 is presented below.


                                      2000             2001          Change
      Three-month period:
               Net revenues         $4,320,000      $ 8,201,000        90%
      Nine-month period:
               Net revenues         $8,528,000      $21,780,000       155%

The increase in revenues primarily reflects growth in revenues from the Company's domain name registration business.

During the quarter ended September 30, 2001, Tucows processed approximately 510,000 new domain name registrations (including transfers). This includes approximately 122,000 names processed on behalf of other registrars. This brings the number of registered domain names under Tucows management at September 30, 2001 to approximately 2.8 million, up significantly from approximately 1.5 million at September 30, 2000. This revenue increase in domain name registrations resulted in Tucows' deferred revenue from domain name registrations increasing to approximately $19.2 million at September 30, 2001 from approximately $13.5 million at September 30, 2000.

Tucows believes that the introduction of new generic top-level domains, or gTLDs, will be an important factor in the growth of the domain name registration market. Tucows believes that there is a natural absorption of the new gTLDs and that anything in excess of this absorption will result primarily from marketing efforts. Tucows anticipates that as each new gTLD is introduced, there will be an initial increase in new registrations, which will level off over time. Tucows anticipates that registration renewals will contribute to its revenues from domain name registrations as its customers' initial registrations reach the end of their terms and a portion of these customers renew their registrations.

Tucows also believes that a large number of the names registered in 1999 and 2000 were registered by domain name speculators who register names with the intention of reselling them rather than putting them to use. For this reason, Tucows expects that a significant percentage of existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, Tucows expects to see an increase in the renewal rates across the industry. Taking into account all of these market dynamics, Tucows anticipates that revenues from domain name registrations will continue to increase.

One customer accounted for approximately 12% of net revenues in the three months ended September 30, 2001, and 15% of net revenues for the nine months ended September 30, 2001.

In late August 2001, Afilias began accepting pre-registrations for the new gTLD,
 .info. This resulted in Tucows earning revenues for registry management services for the .info domain name amounting to approximately $100,000 for the three months ended September 30, 2001. Payment for each registration under management is due annually, in the anniversary month. These amounts are recorded as deferred revenue and recognized ratably on a monthly basis over the year.

The Infonautics business acquired on August 28, 2001 contributed revenue of approximately $404,000 for the three months ended September 30, 2001. To encourage growth in the subscriber base, Tucows has re-introduced the monthly subscription model that was suspended in March 2001. Currently the Company's subscriber base for its Electric Library end user services is approximately 66,000.

The increases in revenue were partially offset by declines in advertising and related services revenues to approximately $380,000 for the three months ended September 30, 2001 from approximately $1.0 million for the three months ended September 30, 2000. This decline is primarily the result of the significant slowdown in online advertising revenue from emerging new economy companies as they re-assess their online strategies.

COST OF REVENUES.

Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and digital content distribution services.

A comparison of cost of revenues for the three months and nine months ended September 30, 2000 and 2001 is presented below.


                                              2000            2001              Change

      Three-month period:
               Cost of revenues             $2,486,000     $ 5,930,000           139%
               Percentage of revenues               58%             72%
      Nine-month period:
               Cost of revenues             $4,504,000     $14,500,000           222%
               Percentage of revenues               53%             67%

Cost of revenues for domain name registrations consist of registry fees and network costs. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses comprise primarily communication and provisioning costs related to the management and support of the network.

The increase in cost of revenues was primarily due to Tucows recognizing the appropriate ratable portion of the cost of registry services from its increased domain name activity and the increased networking costs relating to its registry management services division.

Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. These fees are recognized ratably over the term of the registration. Through January 14, 2000, Tucows paid a $9 per domain year registry fee for each
 .com, .net and .org domain name registration. This fee was reduced to $6 per year beginning on January 15, 2000. Registration fees for each .info domain name registration are $5.75 per domain year. From October 2000, Tucows paid a Cdn$20.00 per year registry fee for each .ca domain name registration. These fees are payable on the anniversary date of each domain name registration.

To provide the registry management services contemplated in the back end registry services agreements signed with Afilias, Tucows has entered into agreements with third party suppliers for services and technical support, including web hosting necessary for the operation of the .info registry. Under these agreements, Tucows is committed to monthly payments ranging from approximately $97,000 to approximately $460,000 per month, depending upon the completion of certain milestones specified in the agreements. As the number of domain names under management increases, Tucows expects that the gross margin related to these names will increase as the increased volume will offset the impact of the fixed monthly fee payable to the third party suppliers for these services.

The principal elements of cost associated with the delivery of the Electric Library products are royalty and license fees on end-user revenues paid to bigchalk.com, inc. bigchalk.com is currently the sole provider of content, hardware, software, and related costs to deliver the Electric Library products.

Cost of revenues of digital content distribution services includes the costs of network operations. Tucows expects communication costs to increase as its network expands geographically and network activity increases. The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network.

Tucows has no direct cost of revenues relating to its advertising revenues.

SALES AND MARKETING.

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of Tucows' sales, product management, public relations, call center, support and marketing personnel. Tucows also incurs advertising expenses, including barter advertising, trade show and other promotional costs.

A comparison of sales and marketing expenses for the three months and nine months ended September 30, 2000 and 2001 is presented below.


                                                  2000              2001             Change
      Three-month period:
               Sales and marketing             $2,825,000        $1,522,000           (46)%
               Percentage of revenues                  65%               19%
      Nine-month period:
               Sales and marketing             $7,403,000        $5,293,000           (29)%
               Percentage of revenues                  87%               24%

The lower cost structure was primarily the result of a reduction in marketing expenses to approximately $498,000 for the three months ended September 30, 2001 from approximately $2.0 million for the three months ended September 30, 2000. In light of the current economic environment, Tucows re-assessed its marketing strategies and decreased its headcount to reduce its cost base to better position it to return to a positive cash flow position. The Company believes that sales and marketing expenses (in absolute dollars) will remain flat or increase slightly on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT.

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings. This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names (both at a registrar and registry level) and to distribute its digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs incurred are expensed as incurred.

A comparison of technical operations and development expenses for the three months and nine months ended September 30, 2000 and 2001 is presented below.

                                                 2000           2001          Change
      Three-month period:
               Technical operations and
                 development                   $1,248,000     $1,411,000        13%
               Percentage of revenues                  29%            17%
      Nine-month period:
               Technical operations and
                 development                   $2,677,000     $4,054,000        52%
               Percentage of revenues                  31%            19%

The increases in technical operations and development expenses were due to Tucows' efforts to develop the registry services platform and to develop, expand and upgrade its technology, transaction processing systems and network infrastructure as the volume of traffic on its website and transactional volume through its delivery platform, OpenSRS, increases. The increases were partially offset by cost cutting initiatives, primarily headcount reductions, undertaken in September 2001, which, in the short-term, are expected to result in a decrease in absolute dollars spent on technical operations and development. Thereafter, Tucows expects technical operations and development expenses (in absolute dollars) to increase as its business continues to grow and as it further develops its applications and services.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

A comparison of general and administrative expenses for the three months and nine months ended September 30, 2000 and 2001 is presented below.


                                                    2000            2001          Change
      Three-month period:
           General and administrative             $997,000        $912,000          (9)%
           Percentage of revenues                       23%             11%
      Nine-month period:
           General and administrative           $2,662,000      $2,850,000           7%
           Percentage of revenues                       31%             13%

General and administrative expenses remained relatively flat over the three and nine months ended September 30, 2001. The incremental increase in costs for the three months ended September 30, 2001 associated with the additional infrastructure costs as a result of the Infonautics acquisition in August 2001, were primarily offset by the costs incurred by the Company during 2000 in exploring the possibility of a public offering. Tucows expects general and administrative expenses to increase in absolute dollars as it begins to incur expenses as a public company and adds infrastructure and expands facilities, primarily as a result of the Infonautics merger.

DEPRECIATION

Depreciation consists of amounts relating to Tucows' property and equipment. Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

A comparison of depreciation expenses for the three months and nine months ended September 30, 2000 and 2001 is presented below.

                                                   2000            2001          Change
      Three-month period:
           Depreciation                         $  389,000      $  631,000         62%
           Percentage of revenues                        9%              8%
      Nine-month period:
           Depreciation                         $1,102,000      $2,462,000        123%
           Percentage of revenues                       13%             11%

The increase in depreciation was primarily due to additions to property and equipment, such as computers, furniture and software.

AMORTIZATION

Amortization consists of amounts relating to Tucows' intangible assets. Intangible assets consist of goodwill and amounts relating to the non-competition agreements entered into with the former owners of the Tucows Division of Tucows Interactive Limited and are amortized on a straight-line basis over three years.

A comparison of amortization expenses for the three months and nine months ended September 30, 2000 and 2001 is presented below.

                                                   2000            2001          Change
      Three-month period:
           Amortization                         $2,943,000      $1,326,000        (55)%
           Percentage of revenues                       68%             16%
      Nine-month period:
           Amortization                         $8,604,000      $3,189,000        (63)%
           Percentage of revenues                      101%             15%

The decreases in amortization resulted from Tucows' determination that goodwill relating to its content properties was impaired at December 31, 2000 and booking a goodwill impairment charge of $11.3 million at December 31, 2000. During the three months ended September 30, 2001, Tucows determined that, in light of the current economic outlook and the Company's decision to assess the future of "Linux Weekly News", that an additional impairment charge of $396,000 was necessary.

INTEREST INCOME/(EXPENSES), NET.

A comparison of interest income/(expenses) for the three months and nine months ended September 30, 2000 and 2001 is presented below.

                                                    2000           2001          Change
      Three-month period:
          Interest income/(expenses), net          $72,000      $(156,000)        317%
          Percentage of revenues                         2%             2%
      Nine-month period:
          Interest income/(expenses), net         $174,000      $(157,000)        190%
          Percentage of revenues                         2%             1%

For the three months ended September 30, 2001, Tucows incurred an interest expense on loans of approximately $178,000, and for the nine months ended September 30, 2001, Tucows incurred an interest expense of approximately $203,000. This compares to the interest earned of approximately $72,000 for the three months ended September 30, 2000 and approximately $175,000 earned for the nine months ended September 30, 2001 on its cash and cash equivalent balances. As a result of the acquisition of Infonautics on August 28, 2001, Tucows no longer has any loans outstanding at September 30, 2001 and expects interest expenses to decline accordingly.

INCOME TAXES.

No provision for income taxes has been recorded for the three months and nine months ended September 30, 2000 and 2001 because Tucows had operating losses for all of these periods.

LIQUIDITY AND CAPITAL RESOURCES

Before the acquisition of Infonautics on August 28, 2001, Tucows (Delaware) Inc. had funded operations and capital requirements through private placement of series A convertible preferred shares, which totaled approximately $43.3 million in aggregate net proceeds through September 30, 2001. Of these proceeds, $30 million was utilized to purchase substantially all of the assets of the content business of the Tucows division of Tucows Interactive Limited in 1999. On March 21, 2000, Tucows issued and sold approximately 1.7 million additional shares of series A convertible preferred stock for proceeds of $5.3 million. In January 2001 substantially all of Tucows' stockholders subscribed for the right to acquire shares of series A convertible preferred stock for total proceeds of approximately $3.0 million. Under the agreement under which these rights were acquired, the number of shares to be issued was to be determined by the valuation used by Tucows in its next equity financing less a discount of 25%.

Tucows had cash and cash equivalents of approximately $5.0 million at September 30, 2001 as compared to $2.2 million at December 31, 2000, an increase of $2.8 million. The primary reason for the increase was obtaining approximately $9.2 million from the acquisition of Infonautics on August 28, 2001.

Tucows' operating activities used cash of approximately $6.4 million during the nine months ended September 30, 2001, as compared to approximately $891,000 for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from net losses for the period, increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities. This was partially offset by an increase in deferred revenue. Net cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from net losses for the period and increases in prepaid domain name registry fees. This was partially offset by the amortization of intangible assets and increases in deferred revenue.

Tucows' investing activities for the nine months ended September 30, 2001 provided cash of approximately $6.3 million, and for the nine months ended September 30, 2000 used cash of approximately $2.9 million. Net cash used for capital expenditures was approximately $2.3 million for the nine months ended September 30, 2001 and approximately $1.9 million for the nine months ended September 30, 2000. Under the stockholders' agreement with Afilias, Limited, capital calls were made of approximately $254,000 during the nine months ended September 30, 2001 and approximately $100,000 during the year ended December 31, 2000. This was partially offset by the acquisition of Infonautics which provided approximately $8.8 million, consisting of the net of Infonautics cash acquired over cash costs of the transaction.

Net cash provided by financing activities was approximately $3.0 million for the nine months ended September 30, 2001 and approximately $5.3 million for the nine months ended September 30, 2000.

Tucows anticipates that capital expenditures (in absolute dollars) will continue to increase. Based on Tucows' operations, Tucows believes that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months. Tucows may then need to, or before that time it may choose to, raise additional funds or seek other financing arrangements to facilitate more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or services, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products.

If additional financing is required, Tucows may not be able to raise it on acceptable terms or at all, and additional financing may be dilutive to existing investors. There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tucows develops products in Canada and sells these products in North America and Europe. Tucows' sales are primarily made in United States dollars. Tucows' financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows does not use derivative instruments to hedge its foreign exchange risk. Tucows' interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material market risk exposure.

Tucows has invested in two privately held companies. There is no public market for their stock.

                                  RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Tucows and its business because these factors currently have a significant impact or may have a significant impact on its business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q.

TUCOWS COMMON STOCK HAS BEEN DELISTED, AND INVESTORS MAY FIND IT MORE DIFFICULT TO SELL TUCOWS COMMON STOCK.

The Tucows common stock was delisted from the Nasdaq SmallCap market because Tucows has failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Nasdaq's minimum listing requirements. The Tucows common stock is quoted on the OTC Bulletin Board maintained by Nasdaq. Tucows is subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser's written consent to the transaction prior to sale.

The fact that the Tucows common stock is not listed is likely to make trading Tucows shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for Tucows to raise additional capital. An investor may find it more difficult to sell Tucows common stock or to obtain accurate quotations of the share price of the Tucows common stock. Management has not determined when or whether it will apply again for listing on the Nasdaq SmallCap market.

TUCOWS' STOCK PRICE MAY VARY SIGNIFICANTLY WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES WHEN YOU WANT TO AT PRICES YOU FIND ATTRACTIVE.

If Tucows' stock price continues to vary significantly, the price of its common stock may decrease in the future regardless of its operating performance. You may be unable to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

The following factors may contribute to this volatility:

     o actual or anticipated variations in Tucows' quarterly operating results;

     o    interruptions in Tucows' services;

     o    seasonality of the markets and businesses of Tucows' customers;

     o announcements of new technologies or new services by Tucows or its competitors;

     o changes in financial estimates or recommendations by securities analysts;

     o the operating and stock price performance of other companies that investors may view as comparable to Tucows;

     o    news relating to Tucows' industry as a whole; and

     o    news relating to trends in Tucows' markets.

The stock market in general, and the market for Internet-related companies, including Tucows, in particular, have experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of Tucows' stock to drop, regardless of Tucows' performance.

Tucows common stock was delisted from the Nasdaq SmallCap market effective June 21, 2001, and it now is quoted on the OTC Bulletin Board maintained by Nasdaq. The volatility of Tucows' stock price could increase because of this change.

A LIMITED NUMBER OF PRINCIPAL SHAREHOLDERS CONTROL TUCOWS, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Six principal shareholders beneficially own approximately 75% of Tucows voting stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows' assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Tucows' other shareholders. Third parties may be discouraged from making a tender offer or bid to acquire Tucows because of this concentration of ownership.

TUCOWS HAS INCURRED LOSSES AND EXPECTS LOSSES TO CONTINUE.

Tucows incurred net losses of approximately $37.7 million for the year ended December 31, 2000 and approximately $10.7 million for the nine months ended September 30, 2001, including approximately $22.9 million of amortization and write down of intangible assets for the year ended December 31, 2000 and approximately $3.2 million for the nine months ended September 30, 2001. Tucows is likely to incur additional losses, and it may never become profitable. If Tucows should become profitable, it may not be able to sustain or increase its profitability.

TUCOWS HAS A LIMITED HISTORY AS A DOMAIN NAME REGISTRAR AND BECAUSE IT OPERATES IN A NEW INDUSTRY FOR PRIVATE LABEL INTERNET APPLICATIONS AND SERVICES, IT IS EXPOSED TO RISKS THAT AFFECT ITS ABILITY TO CONDUCT ITS BUSINESS.

The introduction of competition in the domain name registration industry was made in 1999. Tucows entered the domain name registration business in January 2000 by providing a wholesale service to customers with primary operations that involve direct dealings with registrants. Tucows' primary customers, which Tucows refers to as managed service providers or MSPs, have been Internet service providers, web hosting, cable and telecommunications companies. Tucows has a limited operating history as a domain name registrar upon which its current business and prospects can be evaluated.

As a company operating in a newly competitive and rapidly evolving industry, Tucows faces risks and uncertainties relating to its ability to implement its business plan successfully. Tucows cannot assure you that it will adequately address these risks and uncertainties or that its business plans will be successful.

IF TUCOWS CANNOT OBTAIN OR DEVELOP ADDITIONAL APPLICATIONS AND SERVICES THAT MEET THE EVOLVING BUSINESS NEEDS OF ITS MSPS, THE MARKET FOR ITS SERVICES WILL NOT GROW AND MAY DECLINE.

Part of Tucows' strategy is to expand its services by offering its MSP base additional applications and services that address their evolving business needs. Tucows cannot be sure that it will be able to license these applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline, and sales of its services may suffer as MSPs turn to alternate providers that are able to more fully supply their business needs. Tucows may not produce sufficient revenues to offset the related costs and will remain dependent on domain name registrations as a primary source of revenue, and revenue may fall below anticipated levels.

GOVERNMENTAL AND REGULATORY POLICIES OR CLAIMS CONCERNING THE DOMAIN NAME REGISTRATION SYSTEM, AND INDUSTRY REACTIONS TO THOSE POLICIES OR CLAIMS, MAY CAUSE INSTABILITY IN THE INDUSTRY AND DISRUPT TUCOWS' DOMAIN NAME REGISTRATION BUSINESS.

Before 1999, Network Solutions Inc. managed the domain name registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN, the Internet Corporation for Assigned Names and Numbers, to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, earlier this year, Congress held hearings to evaluate ICANN's selection process for new top-level domains.

Tucows faces the risks that:

     o the U.S. or any other government may reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market; and

     o the Internet community or the Department of Commerce or U.S. Congress may refuse to recognize ICANN's authority or support its policies.

ICANN has established policies and practices for itself and the companies it accredits to act as domain name registries and registrars. Some of ICANN's policies and practices, and the policies and practices adopted by registries and registrars in the domain name business, could be found to conflict with the laws of one or more jurisdictions. On July 23, 2001, a class action lawsuit was filed in Superior Court in California against ICANN, NeuLevel, Inc., which is the registry for the .biz generic top level domain, and over 60 other defendants including Tucows. The lawsuit claims that the defendants are engaged in unfair competition under state laws because they are conducting an illegal lottery enterprise through the pre-registration of .biz generic top level domains. Tucows has not yet been formally served with notice of the legal proceedings and management believes it is without merit. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorneys' fees and an injunction to stop the pre-registrations. Tucows intends to defend itself vigorously in the lawsuit and believes that it should not be subject to any liability or an injunction. The California Superior Court or other courts or governmental agencies may disagree.

If any of these risks occur or the class action lawsuit, or others like it, are maintained, they could create instability in the domain name registration system business. These risks and the class action lawsuit, or others like it, could also disrupt or suspend portions of Tucows' domain name registration business, which would result in reduced revenue. Any litigation or claims against Tucows could result in significant costs of defense, liability for damages and diversion of management's time and attention.

TUCOWS MAY NOT BE ABLE TO MAINTAIN OR IMPROVE ITS COMPETITIVE POSITION, AND MAY BE FORCED TO REDUCE ITS PRICES, BECAUSE OF STRONG COMPETITION FROM VERISIGN, INC. AND OTHER COMPETITIVE REGISTRARS.

Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, VeriSign, Inc., a provider of Internet trust services, acquired Network Solutions. The acquisition of Network Solutions by VeriSign has facilitated cross-marketing between the two companies and has strengthened VeriSign's competitive advantage by enabling it to couple registration services with an expanded range of products and services.

Based on VeriSign's press release dated October 25, 2001, the VeriSign registrar registered approximately 2.0 million new, renewed and transferred registrations in the .com, .net and .org domains for the three months ended September 30, 2001. This compares with the approximately 695,000 new, renewed and transferred domain names that Tucows registered for the three months ended September 30, 2001. As of September 30, 2001, the VeriSign registrar supported approximately
14.5 million of the approximately 32 million active domain names, compared to approximately 2.8 million domain names that Tucows supported as of September 30, 2001.

Tucows faces significant competition from VeriSign as it seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. The growth of competitive registrars who have entered the industry may make it difficult for Tucows to maintain its current market share. As of October 10, 2001, ICANN had accredited 157 competitive registrars, including Tucows, to register domain names in the .com, .net and .org domains, 86 of which were operational. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.

In response to increasing competition in the domain name registration industry, Tucows may be required to reduce the prices it charges for its core domain name registration business. The VeriSign registry charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows' competitors offer registration services at a price level minimally above the $6 VeriSign registry fee and less than the basic $10 fee charged by Tucows for each domain name registered in the .com, .net and .org registry. During the years 2000 and 2001, other competitors, including VeriSign, reduced their pricing for domain name registrations both for short-term promotions and on a permanent basis. Some of Tucows' competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services.

IF THE GROWTH RATE OF THE MARKET FOR DOMAIN NAMES CONTINUES TO FALL, TUCOWS' NET REVENUE FROM REGISTRATIONS MAY FALL BELOW ANTICIPATED LEVELS.

The .com, net and .org domain name markets are now stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they have experienced in the past. The VeriSign registry has witnessed a decline in the number of registrations starting in the third quarter of 2000.

In 2001, the registry recorded approximately 3.1 million new registrations during the first quarter, approximately 2.8 million new registrations during the second quarter and approximately 2.6 million new registrations during the third quarter, as the market for new domain names began to absorb the slow-down in the growth and expansion of the Internet.

The renewal of existing domains as a proportion of the total domains market has increased and is expected to increase further in 2002. The registry reported approximately 2.7 million renewals during the first quarter of 2001, 2.3 million renewals in the second quarter and approximately 2 million renewals in the third quarter.

Tucows' market share in new registrations increased from approximately 12% to approximately 15% as of

September 30, 2001 and its market share in renewals increased from approximately 8% to just over 10% in this period. Though Tucows' period-to-period total new and transferred registrations declined with the rest of the market, the period-to-period total renewals have been growing. A continuing decline in the market for new domain names would restrict the growth of Tucows' domain name registration business and its revenues may decline.

IF TUCOWS' MSPS DO NOT RENEW THEIR DOMAIN NAME REGISTRATIONS THROUGH TUCOWS, ITS REVENUES MAY DECLINE.

The growth of Tucows' business depends in part on its MSPs' renewal of their domain name registrations through Tucows. The first expirations for .com, .net and .org domain names occurred in January 2001, and Tucows has limited experience with registration renewals for generic top level and country code domain names.

Tucows also anticipates that its renewal rates will be affected by the high number of registrations that occurred during the initial growth stage of the domain name industry in 2000 by speculators who register domain names with the intention of reselling them rather than putting them to use and who may not renew a significant portion of the names they registered.

If MSPs decide, for any reason, not to renew their registrations through Tucows, revenues from domain name registrations will decrease.

IF TUCOWS' MSPS TURN TO OTHER REGISTRARS FOR THEIR REGISTRATION NEEDS IN THE NEWLY APPROVED GENERIC TOP-LEVEL DOMAINS TUCOWS' BUSINESS MAY NOT GROW, AND ITS REVENUE FROM THAT BUSINESS MAY DECLINE.

In the fourth quarter of 2000, ICANN announced that the introduction of new generic top-level domains was scheduled for the first or second quarter of 2001. .info was launched to the public on September 12, 2001 and .biz on November 7, 2001. It is too early to determine the success of the .info top-level domain. If customers do not respond positively to the new generic top-level domains, Tucows may not be able to develop its domain name registration business as planned.

If Tucows' MSPs turn to other registrars for their registration needs in the newly approved generic top-level domains, Tucows business may not grow and its revenue may decline.

TUCOWS' REVENUE FROM DOMAIN NAME REGISTRATION SERVICES IS LIKELY TO DECLINE IF THE ADMINISTRATION AND OPERATION OF THE INTERNET NO LONGER RELIES UPON THE EXISTING DOMAIN NAME SYSTEM OR IF VERISIGN'S SHARED REGISTRATION SYSTEM NO LONGER FUNCTIONS.

Future developments in the domain name registration industry may include changes in the administration or operation of the Internet, including the creation and institution of alternative systems for directing Internet traffic without the use of the existing domain name system. Some of Tucows' competitors have begun registering domain names with extensions that rely on these alternative systems. These competitors are not subject to ICANN accreditation requirements and restrictions. The widespread acceptance of any alternate systems could eliminate the need to register a domain name to establish an on-line presence and reduce Tucows' revenues from domain name registrations.

The success of Tucows' business as a competitive registrar depends upon the continued availability and functionality of the shared registration system, which is maintained by VeriSign. Because the shared registration system has been in general use only since 1999, Tucows cannot assure you that the system will be able to handle the growing traffic caused by the increasing number of registrars or registrations.

Tucows' ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed, and its revenue from those services would likely decline, by any failure of the shared registration system.

TUCOWS RELIES ON ITS NETWORK OF MSPS TO DISTRIBUTE ITS APPLICATIONS AND SERVICES, AND IF TUCOWS IS UNABLE TO MAINTAIN THESE RELATIONSHIPS OR ESTABLISH NEW RELATIONSHIPS, ITS REVENUE MAY DECLINE.

Tucows obtains revenues by distributing applications and services through its network of MSPs.

Tucows also relies on its MSPs to market, promote and sell its services. Tucows' ability to increase revenues in the future will depend significantly on its ability to increase the number of MSPs forming its customer network and to develop its relationships with existing MSPs by providing customer and sales support and additional products. MSPs have no obligations to distribute Tucows' applications and services and may stop doing so at any time. If Tucows is not able to maintain its relationships with MSPs, its ability to distribute its applications and services will be harmed, and its revenue may decline.

A SIGNIFICANT PORTION OF TUCOWS' REVENUES IS OBTAINED FROM A LIMITED NUMBER OF MSPS, AND THE LOSS OF ANY MAJOR CUSTOMERS COULD CAUSE TUCOWS' REVENUES TO DECLINE.

A limited number of MSPs account for a substantial portion of Tucows' transaction volume and revenues. In particular, one MSP accounted for approximately 15% of Tucows' net revenues for the nine months ended September 30, 2001. If Tucows loses and is unable to replace any major customers, Tucows' revenues will decline.

TUCOWS IS A MINORITY SHAREHOLDER IN THE AFILIAS CONSORTIUM THAT IS RESPONSIBLE FOR THE .INFO TOP-LEVEL DOMAIN. THE VENTURE MAY CAUSE TUCOWS TO INCUR ADDITIONAL CAPITAL AND OPERATING EXPENSES TO ESTABLISH AND DEVELOP THESE PRODUCTS AND SERVICES.

Afilias, Limited, a consortium of 18 ICANN-accredited registrars, including Tucows, is responsible for the .info domain name. In its early stages, the Afilias venture may require additional infusions of capital as it competes to establish itself as the registry of a new top-level domain. A lack of funding could impact Afilias' ability to promote .info in the marketplace.

Afilias is a new venture with a limited operating history. Its success is not guaranteed. The demand for the new registry is unknown and profits cannot be predicted. If there is no demand, or if actual demand is lower than anticipated, for .info or for any of the new generic top-level domains, or if the returns on Tucows' capital expenditures are lower than expected or take longer to materialize than expected, Tucows' net revenues may decline.

TUCOWS WILL INCUR COSTS AND MAY NOT REALIZE ANTICIPATED REVENUES FROM THE CONTRACT OF ITS SUBSIDIARY TO PROVIDE BACK END REGISTRY SERVICES FOR AFILIAS.

Tucows has made capital expenses to establish Liberty Registry Management Services, Inc. as the back end service provider for the .info registry. The demand for the new registry is unknown and profits cannot be predicted. If there is no demand, or if actual demand for .info is lower than anticipated or if the returns on Tucows' capital expenditures are lower than expected or take longer to materialize than expected, Tucows' net revenues may decline.

A failure by Liberty to satisfy its contractual obligations to Afilias may also give rise to a claim for damages by Afilias or cause Liberty to lose its exclusive contract with Afilias.

Liberty has entered into an agreement with IBM for IBM to provide services and technical support, including web hosting, necessary for the operation of the
 .info registry. If IBM defaults in its obligations to Liberty, Liberty will likely find itself in breach of its obligations to Afilias. Similarly, any breach by Afilias in its obligations to Liberty may cause a corresponding breach in Liberty's obligations to IBM. If Liberty does breach either of these agreements, its co-contracting party may have legal claims and it may be subject to penalties.

VERISIGN'S MULTILINGUAL DOMAIN NAME REGISTRATION SERVICE HAS ONLY RECENTLY BEGUN TO ALLOW REGISTRANTS TO USE THE DOMAIN NAMES THEY HAVE APPLIED TO REGISTER. IF THIS SERVICE DOES NOT BECOME FULLY FUNCTIONAL, TUCOWS WILL NOT BENEFIT FROM THE ADDITIONAL REVENUE IT ANTICIPATES FROM THIS OPPORTUNITY AND MAY EXPOSE ITSELF TO LIABILITY FROM PARTIES WHO HAVE FILED APPLICATIONS.

In November 2000, VeriSign introduced multilingual domain names on a test basis. This service is designed to allow consumers to register domain names in a number of scripts including Chinese, Japanese and Korean. The purpose of the test was to gather operational data concerning the technology created to provide the multilingual domain name registration service. Although there was no guarantee that the test would result in operational domain name registrations, Tucows decided to offer the service to remain competitive with other registrars. On June 20, 2001, VeriSign announced that the names registered through the test would become operational. There is no guarantee that these names will ever work. If multilingual domain names do not become fully functional, Tucows expects that demand will decrease, names that have been registered will not be renewed, and Tucows' credibility and revenues may suffer. If some of the domain names do not become operational, Tucows may be exposed to liability from participants in the program.

FAILURE BY TUCOWS TO SECURE AGREEMENTS WITH COUNTRY CODE REGISTRIES OR A SUBSEQUENT FAILURE BY TUCOWS TO COMPLY WITH THE REGULATIONS OF THE COUNTRY CODE REGISTRIES COULD CAUSE CUSTOMERS TO SEEK A REGISTRAR THAT OFFERS THESE SERVICES.

The country code registries require registrars to comply with specific regulations. Many of these regulations vary from country code to country code. If Tucows fails to comply with the regulations imposed by country code registries, these registries will likely prohibit Tucows from registering or continuing to register names in their country codes. Any failure on Tucows' part to offer domain name registrations in a significant number of country codes, or in a popular country code would cause Tucows to lose a competitive advantage and could cause MSPs to elect to take their business to a registrar that offers these services.

TUCOWS OPERATES ON A GLOBAL BASIS AND CLIENTS AROUND THE WORLD ARE REQUIRED TO EXECUTE ITS STANDARD FORM AGREEMENTS. TUCOWS' STANDARD DOMAIN NAME REGISTRATION AGREEMENT MAY NOT BE ENFORCEABLE, WHICH COULD SUBJECT TUCOWS TO LIABILITY.

All of Tucows' MSPs must execute Tucows' standard domain name registration agreement as part of the process of registering a domain name. This agreement contains provisions intended to limit Tucows' potential liability arising from its registration of domain names on behalf of its MSPs and their customers, including liability resulting from its failure to register or maintain domain names. If a court were to find that the registration agreement is unenforceable, Tucows could be subject to liability.

TUCOWS RELIES ON SUBSCRIPTIONS FOR ITS REVENUE FROM THE ELECTRIC LIBRARY SITE. IF TUCOWS DOES NOT ACQUIRE NEW SUBSCRIBERS AND RETAIN EXISTING SUBSCRIBERS OR THE COST OF ACQUIRING OR RETAINING SUBSCRIBERS INCREASES, TUCOWS' REVENUE FROM THIS SITE WILL DECLINE AND ITS ABILITY TO ACHIEVE PROFITABILITY WILL BE IMPAIRED.

Tucows obtains most of its subscription-based revenue from the fee-based Electric Library site.

The following factors affect Tucows' net revenue from Electric Library:

     o Tucows pays fees to third party websites and services to obtain new subscribers to Electric Library. Tucows may be required to make payments even if the agreements don't result in revenues from new subscribers sufficient to cover Tucows' costs. One or more of these agreements may not be renewed, which could reduce Tucows' revenue from new subscribers.

     o Tucows may choose to limit spending on subscriber acquisition, which will likely result in fewer new subscribers.

     o Tucows' customers may not renew their subscriptions after their subscription period has ended.

     o Tucows may reduce the selling price of Electric Library in response to increased competition or loss of customers.

If Tucows' subscriber acquisition, retention and renewal rates or pricing decreases significantly, its net revenues from Electric Library will decline.

THE COMPETITION TUCOWS FACES FROM OTHER PROVIDERS OF ELECTRONIC INFORMATION IS INTENSE, AND TUCOWS MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR SUCCESSFULLY ATTRACT AND RETAIN CUSTOMERS.

Competition in Tucows' business of providing electronic information is intense. Tucows' competitors, Yahoo!, America Online, About.com, Britannica.com, and Northern Light, may have greater resources and name recognition than Tucows. Many of these competitors have substantially greater experience and larger customer bases than Tucows. Tucows' competitors may succeed in:

     o    responding more quickly to new or emerging technologies;

     o    responding more rapidly to changes in customer requirements;

     o devoting greater resources to the development, promotion and sale of their products or services than Tucows; and

     o establishing relationships with affiliates, advertisers, content providers, and others who have not entered into agreements with Tucows.

Tucows' competitors may also succeed in developing services and products that are superior to those of Tucows and also may prove more successful in marketing their products or services to the same customers to which Tucows intends to market its products or services. Because of this competition, Tucows may not be successful in attracting and retaining customers which would cause revenues to decline.

BIGCHALK.COM, INC. OR A THIRD PARTY COULD PURCHASE THE ELECTRIC LIBRARY END USER BUSINESS FROM TUCOWS. TUCOWS WOULD RECEIVE CASH IN THIS TRANSACTION, AND ITS REVENUES WOULD LIKELY DECLINE.

Tucows' agreements with Bell & Howell Company give bigchalk.com, inc. a right of first refusal and exclusive call option to purchase the Electric Library site and end user business from Tucows.

This right and option expire December 15, 2001. Tucows can sell the Electric Library site and end user business to a third party on terms negotiated with the third party if bigchalk.com declines to purchase that site and business by matching the terms. If the Electric Library site and end user business have not already been purchased, bigchalk.com has the right to acquire that site and business for a purchase price equal to the preceding 12 months net revenue for the site and business multiplied by two. If a third party or bigchalk.com purchases the Electric Library site and business, Tucows would receive cash and its revenues would likely decline.

TUCOWS DEPENDS ON THIRD PARTIES FOR PUBLISHED CONTENT, TECHNOLOGY AND TECHNOLOGY SERVICES. LOSS OF THESE SERVICES COULD RESTRICT TUCOWS' ABILITY TO DO BUSINESS AND COULD RESULT IN REDUCED REVENUE.

Tucows relies on bigchalk.com for published content and technology and technology services. bigchalk.com is Tucows' preferred provider of published content for Electric Library. The loss of the bigchalk.com content license could require Tucows to change Electric Library and any other site using the content licensed from bigchalk.com. These changes may cause interruptions in Tucows' business and could cause it to incur substantial costs to replace any lost content.

Tucows also depends on licenses of additional content on a cost-effective basis from sources other than bigchalk.com. If Tucows is unable to maintain its existing relationships with its existing freeware and shareware providers and/or license content at a reasonable cost, its ability to deliver its sites could be impaired which could cause it to lose customers or fail to attract new customers.

bigchalk.com also licenses the Electric Library site and related software, technology, and systems to Tucows. The license is royalty free and perpetual, but bigchalk.com has a right to terminate the license on a change of control of Tucows. The loss of this license could hurt Tucows' business and cause its revenues to decline.

Tucows also depends on bigchalk.com to provide technical and data center support and services for Electric

Library for individual end users. This agreement expires on December 15, 2002 and may be renewed by the mutual written agreement of the parties. The loss of this agreement could force Tucows to provide technical and data center support and services itself, or hire a third party to provide those services. This could cause Tucows' business to suffer interruptions and require it to incur substantial costs.

TUCOWS DEPENDS ON THIRD PARTIES FOR FREE AND LOW COST WEB-BASED CONTENT.

Tucows accesses and provides web-based content for certain of its content notification and other sites.

Tucows accesses this content mainly by searching selected websites and then providing links to relevant content from the individual sites. Usually, Tucows pays no fee, or a small fee, for accessing web-based content in this manner. Tucows' ability to continue to use web-based content in this manner without cost, or for small fees, is fundamental to its goal of providing free, or low cost, content notification sites.

TUCOWS MAY BE SUBJECT TO GOVERNMENT REGULATION AND LEGAL LIABILITIES WHICH MAY BE COSTLY AND MAY INTERFERE WITH ITS ABILITY TO CONDUCT BUSINESS.

Tucows is not subject to direct regulation by any United States or state government agency other than the laws and regulations applicable to businesses generally. There are few laws or regulations directly applicable to access to or commerce on the Internet. Tucows believes these laws and regulations do not seriously affect its operations and that it is materially in compliance with them.

Although transmission of Tucows' sites primarily originates in Canada and the United States, the Internet is global in nature. Governments of foreign countries might try to regulate Tucows' transmissions or prosecute it for violations of their laws. Because of the increasing popularity and use of the Internet, federal, state and foreign governments may adopt laws or regulations in the future concerning commercial online services and the Internet, about:

     o    user privacy;

     o    children;

     o    copyrights and other intellectual property rights and infringement;

     o    domain names;

     o    pricing;

     o    content regulation;

     o    defamation;

     o    taxation; and

     o    the characteristics and quality of products and services.

Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. Laws and regulations such as those listed above or others could expose Tucows to substantial liability, if enacted, and increase its costs of compliance and doing business.

TUCOWS MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGES IN THE INDUSTRY, AND ITS ATTEMPTS TO RESPOND MAY REQUIRE SIGNIFICANT CAPITAL EXPENDITURES.

The Internet and electronic commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new applications and services embodying new technologies and the emergence of new industry standards and practices could make obsolete the applications, services and systems offered by Tucows. The emerging nature of applications and services in the e-business industry and their rapid evolution will require that Tucows continually improve the performance, features and reliability of its applications and services. The success of Tucows will depend, in part, on its ability:

     o to develop and license new applications, services and technologies that address the increasingly sophisticated and varied needs of its current and prospective customers; and

     o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. Tucows may be unable to use new technologies effectively or adapt its internally developed technology and transaction-processing systems to customer requirements or emerging industry standards. Updating technology internally and licensing new technology from third parties may require Tucows to incur significant additional capital expenditures.

CLAIMS OF INFRINGEMENT OF INTELLECTUAL PROPERTY OR OTHER RIGHTS OF THIRD PARTIES BY TUCOWS COULD RESULT IN SUBSTANTIAL COSTS.

Third parties may assert claims of infringement of patents or other intellectual property rights against Tucows concerning past, current or future technologies.

Content obtained from third parties and distributed over the Internet by Tucows may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. Tucows may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domain names. These claims may include claims under the Anticybersquatting Consumer Protection Act, which was enacted to curtail the registration of a domain name that is identical or similar to another party's trademark or the name of a living person with the bad faith intent to profit from use of the domain name.

These claims and any resultant litigation could result in significant costs of defense, liability for damages and diversion of management's time and attention. Any claims from third parties may also result in limitations on the ability of Tucows to use the intellectual property subject to these claims unless it is able to enter into agreements with the third parties making these claims. If a successful claim of infringement is brought against Tucows and it fails to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it may have to limit or discontinue the business operations which used the infringing technology.

Tucows relies on technologies licensed from other parties. These third-party technology licenses may infringe on the proprietary rights of others and may not continue to be available on commercially reasonable terms, if at all. The loss of this technology could require Tucows to obtain substitute technology of lower quality or performance standards or at greater cost, which could make its products and services less attractive to customers or increase its costs.

IF TUCOWS FAILS TO PROTECT ITS PROPRIETARY RIGHTS, THE VALUE OF THOSE RIGHTS COULD BE DIMINISHED.

Tucows relies upon copyright, trade secret and trademark law, confidentiality and nondisclosure agreements, invention assignment agreements and work for hire agreements to protect its proprietary technology. Tucows owns seven United States patents and has two pending United States patent applications. Tucows cannot ensure that its efforts to protect its proprietary information will be adequate to protect against infringement and misappropriation by third parties, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States.

Tucows has licensed, and may in the future license, some of its trademarks and other proprietary rights to others. Third parties may also reproduce or use intellectual property rights of Tucows without seeking a license and thus benefit from the technology of Tucows without paying for it. Third parties could also independently develop technology, processes or other intellectual property that are similar to or superior to those used by Tucows. Actions by licensees, misappropriation of the intellectual property rights or independent development by others of similar or superior technology might diminish the value of the proprietary rights of Tucows or damage the reputation of Tucows.

Once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business and may result in Tucows losing significant rights and its ability to operate all or a portion of its business.

TUCOWS COULD SUFFER UNINSURED LOSSES.

Although Tucows maintains general liability insurance, claims could exceed the coverage obtained or might not be covered by Tucows' insurance. While Tucows typically obtains representations from its technology and content providers and contractual partners concerning the ownership of licensed technology and informational content and obtains indemnification to cover any breach of these representations, Tucows still may not receive accurate representations or adequate compensation for any breach of these representations. Tucows may have to pay a substantial amount of money for claims which are not covered by insurance or indemnification or for claims where the existing scope or adequacy of insurance or indemnification is disputed or insufficient.

TUCOWS COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS WHICH WOULD CAUSE INTERRUPTIONS IN ITS SERVICES AND ULTIMATELY CAUSE IT TO LOSE CUSTOMERS.

The ability of Tucows to maintain its computer hardware and software and telecommunications equipment in working order and to reasonably protect them from error and interruption is critical to its success. Failures and interruptions of, and the slowing of response times on, these systems could be caused by:

     o an increase in the traffic on Tucows' websites of the company without any necessary increase in system capacity;

     o natural disasters, power losses, telecommunications failures, break-ins and similar events;

     o    computer viruses and electronic break-ins;

     o    errors, defects and bugs in software; and

     o failure or inability to upgrade technical infrastructure to handle unexpected surges in customer levels and increases in customers' usage of bandwidth.

Tucows' website has experienced slower response times because of increased traffic and has occasionally suffered failures of the computer hardware and software and telecommunications systems that it uses to deliver its sites to customers. Substantial or persistent system failures could result in:

     o    loss of customers;

     o    loss of or delay in revenue; and

     o    failure to attract new customers or achieve market acceptance.

TUCOWS' SYSTEMS FACE SECURITY RISKS, AND ANY COMPROMISE OF THE SECURITY OF THESE SYSTEMS COULD RESULT IN LIABILITY FOR DAMAGES AND IN LOST CUSTOMERS.

Tucows' security systems may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate customer or proprietary information or cause interruptions in Internet operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service because of the accidental or intentional actions of Internet users, current and former employees or others. Tucows may need to expend significant capital or other resources to protect against the threat of security breaches or alleviate problems caused by breaches. Unauthorized persons may be able to circumvent the measures that are implemented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Tucows' web sites and the web pages that deliver Tucows' content services. Repeated or substantial interruptions could result in the loss of customers and reduced revenues.

Many users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. Users might circumvent the measures Tucows takes to protect customers' private and confidential information, such as credit card numbers. Security breaches could damage Tucows' reputation and expose it to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes. Tucows may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 23, 2001, a class action lawsuit was filed in Superior Court, county of Los Angeles, in California against ICANN, NeuLevel, Inc., which is the registry for the .biz generic top level domain, and over 60 other defendants including Tucows. The title of the lawsuit is David S. Smiley, individually and doing business as Smiley Productions, a sole proprietorship, and Skyscraper Productions, LLC v. Internet Corporation for Assigned Names and Numbers, and others, No. BC254659. The lawsuit claims that the defendants are engaged in unfair competition under state laws because they are conducting an illegal lottery enterprise through the pre-registration of .biz generic top level domains. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorneys' fees and an injunction to stop the pre-registrations. Tucows has not been formally served with notice of the legal proceedings. If served, Tucows intends to defend itself vigorously in the lawsuit and believes that it should not be subject to any liability or an injunction. The California Superior Court, county of Los Angeles, or other courts or governmental agencies may disagree.

ITEM 2. Changes in Securities and Use of Proceeds.

On August 28, 2001, Tucows, Inc., a Delaware corporation ("Tucows (Delaware)"), completed a merger with a subsidiary of Infonautics, Inc ("Infonautics"). Under the merger agreement between Infonautics, Infonautics' subsidiary and Tucows (Delaware) dated as of March 27, 2001, Infonautics issued 51,685,432 shares of its common stock to the stockholders of Tucows (Delaware) at an exchange ratio of 1.4305 shares of Infonautics common stock for each share of Tucows (Delaware) common stock. After the merger, shareholders of Infonautics owned approximately 20% of the outstanding common stock of Infonautics, and former stockholders of Tucows (Delaware) owned approximately 80% of the outstanding common stock of Infonautics. After the merger, Infonautics changed its name to Tucows Inc.

ITEM 4. Submission of Matters to a Vote of Securityholders.

On August 28, 2001 the annual meeting of shareholders was held. At the meeting, the following actions were taken:

          1. Lloyd N. Morrisett, Israel J. Melman, Howard L. Morgan, David Van Riper Morris and Brian Segal were elected as directors. The results of the shares voted were as follows:

     David Van Riper Morris:
        For             11,664,086 shares
        Against                  0 shares
        Abstain            473,252 shares

     Howard L. Morgan:
        For             11,736,951 shares
        Against                  0 shares
        Abstain            400,387 shares

     Brian Segal:
        For             11,724,381 shares
        Against                  0 shares
        Abstain            412,957 shares

     Lloyd N. Morrisett:
        For             11,670,851 shares
        Against                  0 shares
        Abstain            430,487 shares

     Israel J. Melman:
        For             11,688,251 shares
        Against                  0 shares
        Abstain            413,087 shares

     After completion of the merger, Mr. Melman, Mr. Morgan and Mr. Segal resigned as directors. The number of members of the board of directors was increased to nine, and Dennis Bennie, Erez Gissen, Elliot Noss, Stanley Stern, Robert F. Young, Alan Lipton and Tomer Kariv were appointed to fill the vacancies.

          2. A proposal for the issuance of shares of Infonautics common stock in the merger of a subsidiary of Infonautics into Tucows, Inc., a Delaware corporation, was approved. The results of the shares voted were as follows:

        For              6,727,040 shares
        Against            415,715 shares
        Abstain             84,905 shares

          3. A proposal to amend and restate the articles of incorporation of Infonautics was approved. The results of the shares voted were as follows:

        For              6,662,884 shares
        Against            478,913 shares
        Abstain             85,863 shares

          4. A proposal to amend Infonautics' amended and restated 1996 equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan to 10 million. The results of the shares voted were as follows:

        For               6,549,527 shares
        Against             587,520 shares
        Abstain              90,613 shares

ITEM 6. Exhibits & Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K:

A Current Report on Form 8-K was filed on September 6, 2001, reporting Item 4 (Change in the Registrant's Certifying Accountant) and Item 5 (Other Events).


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TUCOWS INC.

Dated: November 13, 2001                   By: /s/ Elliot Noss
                                               ----------------------
                                               Elliot Noss
                                               Chief Executive Officer


Dated: November 13, 2001                   By: /s/ Michael Cooperman
                                               -----------------------
                                               Michael Cooperman
                                               Chief Financial Officer