Form 10-K
period 2001-12-31
TUCOWS INC /PA/
filed 2002-04-01
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-28284

Tucows Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2707366
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
96 Mowat Avenue Toronto, Ontario, Canada	M6K 3M1
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 535-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 26, 2002, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the OTC Bulletin Board maintained by Nasdaq on such date was $12.7 million (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

        The number of shares of the registrant's Common Stock outstanding as of the close of business on March 26, 2002 was 64,626,429.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement of Tucows Inc. to be used in connection with the 2002 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2001

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

        This Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements about, for example, statements regarding the consequences of Tucows' August 2001 merger with Infonautics, Inc., the continued growth and success of Tucows' business, the introduction of new products and services and their success, and the ability to further develop and achieve commercial success for the Tucows' business strategy. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below and in Tucows' other filings with the Securities and Exchange Commission, or SEC. All forward-looking statements included in this document are based on information available to Tucows as of the date of this document, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

        Tucows offers its Internet services through a global Internet-based distribution network of resellers. These resellers are a heterogeneous group of companies including Internet service providers, web hosting providers, telecommunications and cable companies. Tucows refers to its customers as managed service providers, or MSPs and sometimes as resellers. Tucows' services are provided on a wholesale or private label basis, allowing MSPs to deal directly with their own end-user customers. By using Tucows' services, MSPs are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies.

        Tucows' objective is to use its global sales and distribution channel to become a leading distributor of e-business applications and services on the Internet.

        Tucows' OpenSRS platform provides a technical infrastructure that allows MSPs to register and manage the delivery of domain names and other digital applications and services to end-users. Tucows' accelerated content delivery system, a network of over 629 partners located around the world, allows partners to quickly and efficiently deliver software and digital content to their consumers. Through the website, www.tucows.com, and its accelerated content delivery system and search and reference services, Tucows served over 990 million page views and facilitated over 100 million digital content downloads during the year ended December 31, 2001.

        The Tucows website was founded in 1994 as a resource for aggregating and offering software for download. The Tucows website was acquired by ComputerLink Online Limited in 1995, which was subsequently re-named Tucows Interactive Limited. Tucows Interactive Limited was primarily in the business of providing Internet access and related services and carried on its business of aggregating and offering software for download through its Tucows division. On April 26, 1999, Tucows Inc. was incorporated to purchase substantially all of the assets of the content business of the Tucows division from Tucows Interactive Limited, and the original owners of ComputerLink Online sold the significant majority of their interest.

        On August 28, 2001, Tucows concluded an acquisition of Infonautics, Inc., an unrelated provider of personalized information agents and websites. The acquisition was done as a merger of a subsidiary of Infonautics into Tucows (Delaware) Inc. (formerly, Tucows Inc.). In the acquisition, Infonautics issued

51,685,432 shares of common stock to Tucows (Delaware) Inc. stockholders, which amounted to an approximately 80% interest of the consolidated company. On completion of the acquisition, Infonautics changed its name to Tucows Inc.

        Tucows, through its subsidiary Liberty Registry Management Services Inc., has a two year contract with Afilias Limited to provide the back-end registry services for the .info registry. The .info registry began accepting real-time registrations in early September 2001. The difficult economic environment that has existed since the launch has resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows now believes that it will require a longer timeframe than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows entered into a definitive agreement to sell the business of Liberty RMS and certain software technology required to provide registry services, to Afilias on March 25, 2002. Under the agreement, consideration for this sale will comprise $1 million in cash, up to $1 million in contingent consideration based on future performance criteria and working capital adjustments. Completion of this sale is subject to standard closing arrangements. Tucows retains its 7.38% stake in Afilias and remains a registrar for the registry.

        Tucows uses the content provided by its group of independent authors to provide a platform for advertisers to create brand awareness and to sell products to Tucows' large, technologically sophisticated audience. The website creates brand awareness for Tucows, solidifies its reputation for serving the interests of Internet end-users and creates significant opportunities to develop and expand relationships with MSPs.

        Tucows' search and reference sites—Electric Library and Encyclopedia.com—provide information in response to users' questions and preferences from sites that are highly differentiated from traditional search engines and directories. Tucows' search and reference sites obtain revenue primarily through subscription fees and also through advertising, affiliate marketing and co-branding.

Industry Background

  Emergence of the Managed Services Industry

        The Internet has emerged as a global medium, enabling millions of people to share information, communicate, and conduct business electronically. The growth in Internet users, combined with the web's reach has created a powerful channel for conducting commerce, marketing and advertising. This growth in Internet usage and e-commerce provides significant opportunities for organizations of all types and sizes to improve operational efficiencies and produce additional revenues through new Internet-only channels. Conversely, the Internet has given rise to additional competitive pressures due to shifting and increasingly diversified supplier and consumer demands. These pressures are leading organizations to adopt new Internet based business models, requiring the use of a wide array of e-business applications and services that perform a variety of vital functions, including:

  •
  access to the Internet;

  •
  domain name registration;

  •
  high performance web hosting and server hosting facilities;

  •
  e-mail and other advanced messaging, or groupware, applications;

  •
  e-commerce enabling applications;

  •
  hosted customer relationship management software and services; and

  •
  hosted billing and administration software and services.

        Tucows refers to Internet businesses that provide these applications and services as managed service providers, or MSPs. These businesses often operate as:

  •
  Internet service providers, which provide end-users with access to the Internet through dial-up, high speed and dedicated private line hook-ups;

  •
  telecommunications companies and cable service providers;

  •
  web hosting companies, which offer corporate customers and individual users hosting of their web site on a commercial web server at a unique domain registered to the customer;

  •
  system and network management providers, which offer high end server hosting facilities for web based businesses and corporations;

  •
  domain name MSPs, which facilitate domain name registrations in .com, .net, .org and country code domains;

  •
  value-added MSPs of internal and external networks, which are typically consultants that assist companies with systems management, application procurement, installation, maintenance and training; and

  •
  original equipment manufacturers of network servers and appliances.

        MSPs typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the Internet end-user. End-users can range from individuals to large corporations. MSPs tend to specialize in one particular application or service. Once an MSP has secured an end-user as a customer by providing excellent service in one area of specialty, it has an opportunity to provide this customer with additional applications and services. In most cases, end-users will contact MSPs first when they seek to learn more about, or to purchase, additional applications and services. Providing a range of applications and services to end-users creates stronger relationships between MSPs and end-users, increases the costs of switching to another MSP and leads to increased revenues per end-user. The relationship between MSPs and end-users typically involves the payment of recurring fees, which results in end-users being more receptive to purchasing additional applications and services.

  Trend towards Outsourcing

        While MSPs are capitalizing on the growth in Internet usage and the demand for new e-business applications and services, they also face significant competition from numerous other MSPs offering similar applications and services. This has led to a greater focus on core competencies, as MSPs are increasingly seeking to outsource non-core applications and services that they provide to their end-users. Outsourcing enables these MSPs to better focus on their customer acquisition and retention efforts by eliminating the need to own, develop and support non-core applications in-house.

  Domain Name Registration Background

        The Internet domain name registration system is composed of two principal functions: registry and registrar. The registry maintains the database that contains the domain names registered in the top-level domains and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

        The domain name system is organized according to industry custom by levels, so that, for example, in the domain name mybrand.com, .com is the top-level domain and mybrand is the second level domain. Top-level domains are classified as either generic, or gTLDs, or country code, or ccTLDs. The most common gTLDs are .com, .net and .org. The new .info, .biz and .name gTLDs were introduced in the second half of 2001.

        There are over 240 different country code top level domains, such as .co.uk and .org.uk for the United Kingdom, .ca for Canada and .jp for Japan, representing over 240 countries. Each registry for country code domain names is responsible for maintaining and operating its own database of registered domain names. Some country code domains are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that prospective registrants have a local presence in the country to be able to register domain names in that country. While there have been movements directed at creating uniform domain name registration rules and registrar administration guidelines, there has been no international uniformity.

        From January 1993 until April 1999, Network Solutions, now a part of VeriSign, Inc., was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the .com, .net and .org top level domains. VeriSign continues to act as sole registry for the .com, .net and .org domains, maintaining the files in the shared registration system for these domains and the directory databases listing these domain names and their numerical addresses.

        In October 1998, the Department of Commerce called for the formation of a non-profit corporation to oversee the management of the .com, .net and .org domains and in November 1998, the Internet Corporation for Assigned Names and Numbers, commonly known as ICANN, was recognized as this non-profit corporation. In January 2000, Tucows began operations as an ICANN accredited registrar and began to register domain names in the .com, .net and .org domains. As of February 28, 2002, there were over 145 ICANN-accredited registrars, of which approximately 100 are active.

        In November 2000, ICANN approved bids for the following seven new generic top-level domain registries: .info, .biz, .pro, .name, .museum, .coop and .aero. To date, ..info, .biz and .name have begun selling registrations, and Tucows anticipates that .pro, will begin selling registrations through registrars in the second quarter of 2002.

  Growth in Domain Name Registrations

        Because end-users typically require a domain name to receive, enhance or better personalize their use of new e-business applications and services, it is critical that MSPs provide domain name registration and related support services. Tucows believes that, despite volatility induced by economic recession, the market for domain name registrations will continue to trend upward gradually because of the continuing growth and convergence to the Internet and the development of the domain name registration industry, including the introduction of new gTLDs. This growth will be driven primarily by:

  •
  Individuals.    As more people begin to use the Internet and as online activities become a greater part of family communications and identities, individuals will want to establish their own unique presence on the Internet;

  •
  Organizations.    Because of the significant growth in electronic commerce and the increasing focus on the global promotion and protection of their identities, organizations will continue to be significant users of domain name registration services;

  •
  Small Offices and Home Offices.    As small offices and home offices increasingly move their businesses online, the demand for domain name registration and related online applications and services will continue; and

  •
  International Markets.    Although the Internet's historical growth has primarily been driven by the U.S. market, adoption of the Internet continues to grow internationally. This growth will lead to a greater demand for domain name registrations.

        Further, organizations use domain names for a number of distinct purposes including promoting:

  •
  Products and Services.    Registering products and services as domains and establishing Internet identities related to particular products and services which are key components of a promotional, marketing and brand protection strategy;

  •
  Events.    Events, such as movies, sporting events and political campaigns, which represent additional name registration opportunities as individuals or organizations increasingly turn to the Internet to differentiate and promote their events; and

  •
  Regional Commerce.    Businesses are increasingly localizing their global on-line presence and commerce efforts to accommodate different cultures, currencies, languages and delivery requirements. Tucows believes that this trend will lead to an increased demand for country-code registrations.

  The Need for a Dedicated Outsourcing Solution

        Offering e-business applications and services such as domain name registration is a complex technological challenge. Historically, MSPs would need to build proprietary, in-house systems or source applications and services from a fragmented array of third party providers. The ability to offer a large number of disparate services requires:

  •
  tracking of administration, billing and usage;

  •
  integrating information and functionality from multiple sources;

  •
  delivering content, applications and services in a robust, scalable and efficient manner; and

  •
  implementing and managing these services with a sufficient level of technical human resources.

        Tucows believes that MSPs will seek a reliable, trustworthy and comprehensive source to deliver many of these applications and services.

Tucows' Solution

        Tucows manages an Internet-based distribution network through which Tucows delivers business applications and services and digital software content to a network of over 5,000 MSPs in over 100 countries. Tucows' services are designed to allow MSPs to provide a higher level of customer service and performance, to enhance revenue per customer through offering additional products and services, to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies. Tucows believes that its services to MSPs offer the following benefits:

  An Attractive Outsourcing Proposition.

        Applications and services distributed by Tucows allow its MSPs to focus on their customer acquisition and retention while avoiding the costs of developing, implementing and maintaining hardware and software systems extraneous to their core businesses. Tucows' services simplify product integration and administration for its MSPs and provide them with applications at economies of scale. Web certificates and domain name registration services are provided on a generic basis that allows the Tucows customer to interact directly with its clientele, thus strengthening the MSP's relationships and enhancing the MSP's brand. Tucows also acts as the technical and administrative intermediary with domain regulators and provides input on domain policy on behalf of its MSPs.

  Ease of Integration and Support

        Tucows' OpenSRS software system operates using open source principles. Open source is an industry term used to indicate a permissive software license that allows the recipient to use the software for any purpose, view the operating source code for the software, make modifications to this source code, distribute and retain legal rights to any modifications. The open source methodology provides the following benefits to Tucows and its MSPs:

  •
  Reliability.    Tucows' software platform is subject to extensive review and validation by third party developers in a public forum. The system has been tested in different operating environments;

  •
  Scalability.    Tucows enables its clients to offer domain names and other easily integrated additional applications and services to end-users;

  •
  Flexibility.    Tucows enables its clients to offer a variety of applications and services from multiple sources such as VeriSign, national registries and web certificate providers; and

  •
  Ease of Use.    Tucows allows its clients to administer a variety of applications and services from a single, easy to use interface.

  Experience in Focusing on Solutions for MSPs

        Tucows focuses on the challenges facing its MSPs as they compete to attract and retain their clients. For example, the OpenSRS domain name registration system was developed to provide a cost-efficient, reliable and generic domain name registration system. Its expanded operational capabilities now enable Tucows' clients to attract and retain their customers with the sale of additional applications and services, such as web certificates. Tucows has also developed a system that avoids bottle-necks and disruptions when downloading information on the Internet by locating software libraries closer to end-users on its MSPs' networks. Tucows' search and reference sites provide users with relevant information they cannot conveniently locate in any one place elsewhere on the Internet.

  Global Reach

        By working directly with a global customer base, Tucows has acquired experience that enables it to manage a number of regional challenges, including language differences, local regulations and process requirements, privacy legislation and local currency exchange and payment regulations. Tucows supports MSPs located in over 100 countries.

Tucows' Strategy

        Tucows' objective is to use its global network of MSPs to become a leading distributor of e-business applications and services on the Internet. The key elements of its strategy include:

  Continue the Private Label Focus

        Tucows plans to continue to offer its e-business applications and services to its MSPs on a wholesale, or private label, basis. Tucows believes that its MSP customers view it as a partner, rather than as a competitor, for providing applications and services to end-users. Tucows focuses on addressing its MSP customers' technical requirements and business objectives and on providing applications and services that MSPs require to grow their businesses. Tucows is dedicated to providing a high degree of flexibility to its MSPs' end-users by offering products and services from a wide variety of third party providers in any given application category. By delivering applications and services on a private label basis, Tucows avoids the high marketing costs typically related to building a brand on the Internet. Tucows uses its MSPs' marketing efforts and allows them to maintain their relationships with and promote their brands to their end-users. Tucows has built its business and its brand, through use and reputation, not marketing and public relations.

  Continue to use Network Effects

        Tucows believes that the growth of its MSP network and the growth of the range of applications and services it distributes will be interrelated. As the number of MSPs in Tucows' network increases, Tucows believes that it will be able to distribute applications and services to a larger number of end-users, which will make it more attractive for third parties to provide applications and services to Tucows for distribution. In turn, as Tucows acquires more applications and services for distribution, there will be more incentive for MSPs to become part of the Tucows network.

  Capitalize on Additional Revenue Opportunities

        By increasing the number of applications and services Tucows offers and by promoting them to its MSPs, Tucows believes that it will be able to produce higher revenues from its customers. Tucows provides domain name registration, advertising and co-branding services, search and reference and software distribution services and web certificates. To create further opportunities for revenue growth, Tucows also intends to offer, generally on an outsourced, private label basis from one integrated interface:

  •
  Domain name registration services for the new gTLDs, including .name and .pro and additional multilingual domain names when and if they become available in the marketplace. As the domain name market matures, and Tucows' renewal and transfer efforts become increasingly important to increasing the lifetime economic value of its customer base, Tucows is committed to making its automated transfer and renewal services more efficient and easier to use;

  •
  Renewal services to encourage Tucows' customers to renew their domain name registrations with it. Tucows believes that renewals will allow Tucows to increase profitability by lowering overall marketing costs. Over time, Tucows believes that its focus on customer service and the adoption by its customers of its additional products and services will have a positive impact on renewals;

  •
  Messaging products, including web based and regular e-mail and integration with offline messaging; and

  •
  Payment processing, allowing Tucows' MSPs to receive money from end-users in a much more seamless fashion, especially internationally.

        To provide a full range of features and performance capabilities in its product categories, Tucows intends to offer services from numerous third party providers. This allows its MSPs to provide their end-users with the ability to choose the products and services that are best suited to their individual needs.

  Build Strategic Alliances

        Tucows intends to continue developing strategic alliances to expand its product offerings, extend its platform and increase its sales. For example, Tucows has entered into a strategic relationship with Entrust, Inc. to provide digital certificates.

Tucows' Products and Services

        Tucows offers its applications and services to its network of MSPs and directly to end-users. Its principal applications and services include domain name registration services, digital certificate delivery and digital content distribution.

  Domain Name Registration Services

        Tucows offers wholesale and retail domain name registration services in the .com, .net, .org, .info, .biz and .name generic top level domains, or gTLD's, and the co.uk, org.uk, .ca, .cc and .tv country code top-level domains, or ccTLDs. Since November 2000, Tucows has participated in the multilingual .com, .net and .org test through which the registry began to accept multilingual domain name registrations and domain names using certain non-Roman characters. Multilingual domain names are now available supporting 35 scripts (Latin, Cryillic, etc.) that are used in hundreds of languages. Key components of Tucows' domain name registration services include:

  •
  OpenSRS.    Tucows' wholesale service is designed to enable MSPs to register domain names for their end-users. Pricing is based on a per name, per year charge. Tucows imposes no restrictions on the prices charged by Tucows' clients to its customers;

  •
  Domain Direct—www.domaindirect.com.    Tucows' retail domain name registration service allows consumers to register, develop, use and manage their web sites. Included in the service is the ability to refer a domain name to a free web site such as Geocities or Tripod to avoid the expense of web hosting; and

  •
  Hosted Registrar Services.    A service that allows ICANN accredited registrars to use Tucows' technical systems to process domain name registrations. Hosted registrar services enable registrars to use a proven system without incurring the costs of building their own technical infrastructure. Hosted registrar services also include professional service elements, including custom development, data management and systems administration.

  Digital Certificate Delivery

        Tucows has entered into a partnership with Entrust, Inc. to provide Tucows' MSPs with the ability to purchase digital certificates through the OpenSRS system. Digital certificates authenticate identities over the Internet and secure transactions between buyers and merchants. Tucows offers this service exclusively to MSPs on a private label basis so that they may involve their brand in selling digital certificates to their end-users, which is especially important in a trust-related service such as digital certificates.

  Digital Content Distribution

        Tucows distributes software and other digital content both directly to consumers and through its accelerated content delivery network.

        Its digital content distribution services include:

  •
  Tucows website, www.tucows.com, is designed to provide consumers with fast access to Tucows' extensive libraries of software and digital content. Primary navigation is designed around users selecting the libraries of interest to them, such as Windows or Linux. There are eight main libraries containing a total of over 30,000 titles. Each software title in Tucows' library is reviewed, virus-tested and rated on a scale of one to five. Revenue is produced from the Tucows website through advertising and co-branding agreements; and

  •
  The accelerated content delivery network sends Tucows' software and digital content libraries to its MSPs' networks, which are the initial access points where end-users connect to the Internet. Tucows has entered into relationships with approximately 629 partners around the world. Each partner that agrees to use the accelerated content delivery network is expected to download the content libraries it offers at least once a day. Advantages of this service include:

  •
  Bandwidth Savings and Faster Downloads.    Having Tucows' software libraries on its clients' local networks conserves Internet bandwidth and reduces the client's bandwidth costs.

      Because traffic from the subscriber base remains local to the client's network, consumers receive a faster download;

    •
    Flexible and Customizable.    Tucows enables content providers to choose from among a broad range of software libraries so that they are able to customize their offerings to best satisfy local interests; and

    •
    Tucows Rating System.    Each software title offered by Tucows is reviewed by Tucows' editorial staff, allowing MSPs end-users to sort through the huge range of alternative software titles available to them in any given category.

  Search and Reference Sites

        Tucows' search and reference sites employ a series of Web search capabilities that provide relevant information in response to end users' questions and preferences from sites that are highly differentiated from traditional search engines. Tucows' current search and reference sites include:

  •
  Electric Library, or eLibrary, a subscriber based, comprehensive digital archive for information seekers of all ages. Users can do business, school or personal research on both current and historical events. Subscribers ask plain English questions and eLibrary searches a very large text and image database designed for both content depth and interface simplicity to provide answers. eLibrary aggregates hundreds of full-text periodicals, major international newswires, classic books, hundreds of maps and thousands of photographs, as well as major works of literature, art and reference.

  •
  Encyclopedia.com is a basic, easy-to-use research tool for anyone on the Internet. The site was launched in January 1998. The site contains the complete text of The Complete Columbia Encyclopedia, and more than 52,000 articles from the encyclopedia have been assembled to provide free, quick, and useful information on almost any topic.

  •
  Newshub integrates and reports headlines from varied news sources very frequently, to provide a reliable source of breaking news. Headlines are reported in topic-oriented channels. Newshub syndicates its content to partners such as portal sites and company intranets, and provides both standard and customized newsfeeds. Newshub's automated, intelligent agent technology allows for the mining and aggregating of news headlines and other online informational content from a variety of different sources.

  •
  Tucows also holds an 11% interest in bigchalk.com, inc. which provides a broad spectrum of educational Internet services to teachers, students, parents, librarians and school administrators in the K-12 educational and public library markets.

Customer Support

        Tucows seeks to provide superior customer service by anticipating the technical requirements and business objectives of its MSPs. Tucows also provides its MSPs with technical advice to help them understand how Tucows' applications and services can be customized for their particular needs. MSPs may contact Tucows by e-mail, toll-free telephone service and instant chat facilities. A library of frequently asked questions and answers is made available to all MSPs through Tucows' website.

        Tucows' customer service team consists of trained technicians who provide support in many languages. These staff members handle general inquiries, investigate the status of orders and payments and answer technical questions about Tucows' applications and services. In response to customer inquiries, customer service representatives monitor site and network operations, refer complex problems to technical teams for resolution and make recommendations for future enhancements.

        Tucows employs a number of customer service techniques that are specific to its applications and services and to the Internet. For example, Tucows uses the Internet to provide support directly to MSPs by effecting changes on their computers residing on their networks, often behind firewalls.

        Tucows also uses its own online discussion forums to communicate with its MSPs. These forums have been used to discuss:

  •
  suggestions or feedback on new features;

  •
  marketing promotions;

  •
  domain policy positions; and

  •
  negotiation of agreements.

        These forums are open to the public, which increases the level of scrutiny Tucows faces and the standard to which it is held. This, in turn produces credibility with the MSPs. Problems are raised that are often solved by other customers who have faced similar situations. This greatly increases the speed and breadth of response the customer is able to receive in a cost effective manner.

Technology and Infrastructure

        Tucows employs advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary software and platform infrastructure.

  Tucows OpenSRS Platform

        The OpenSRS platform provides a way for MSPs to access applications and services, without having to make substantial investments in their own software or hardware. The client software is distributed on the MSPs' servers, which provides the OpenSRS platform with a high degree of scalability. It allows Tucows to add customers and services without overburdening its own centralized systems. As the client code is open source, Tucows MSPs can supplement Tucows software so that it better integrates with their own systems.

        The key components of Tucows' transactional platform include:

  •
  Tucows' OpenSRS Server.    This system acts as an interface between third party suppliers, including VeriSign's global registry service, and Tucows' MSPs. This is the component of the platform through which all MSPs complete transactions. It allows MSPs and their customers to add, delete, change and transfer domain names in an automated fashion.

    The OpenSRS server also provides MSPs with a comprehensive set of tools to allow them to easily operate, administer and manage the domain names of their clients, the registrants. These tools are accessible by Tucows' MSPs through the Internet and enable them to monitor domain name registrations as they occur, and perform other administrative functions. The tools also allow Tucows' MSPs to efficiently manage a large number of domains belonging to a single registrant. For example, the administrative contact for a large number of domains can be changed using a single screen.

    The OpenSRS server also facilitates country-code top-level domains and multilingual domains, including the ability to process the different communication protocols, price points, taxes and policies of the various top-level domains.

  •
  Tucows OpenSRS Client.    The OpenSRS client usually resides on the servers of channel partners and communicates with the OpenSRS server over the Internet using Tucows' published interface protocol. The OpenSRS client also allows MSPs to seamlessly and transparently integrate their existing web sites with Tucows' OpenSRS server. The OpenSRS client also provides MSPs and their end-users with tools to administer multiple domains. The OpenSRS client was developed as open source software, which allows Tucows' MSPs to make changes to the software as required to meet their particular needs and to ease the integration of the client code into their billing, payment and other administrative systems.

  Digital Content Distribution Network Architecture

        Tucows manages an extensive network for distributing software and other digital content using proprietary software and standard hardware. The key elements of the accelerated content delivery network include main hubs that Tucows owns and servers that are owned by clients located at their facilities. As of December 31, 2001, the Tucows network reached over 1,000 servers in over 100 countries.

Competition

        The market for Internet applications and services including domain name registrations, software and content distribution, content notification and search and reference sites and other e-business services is rapidly evolving and highly competitive. Tucows' competition may be divided into groups consisting of:

  •
  other domain name registrars who market private label offerings to MSPs;

  •
  domain name registrars who market domain names primarily on a retail basis, such as Network Solutions and Register.com, who compete with Tucows' MSPs for end-users;

  •
  providers of content and services to web sites and MSPs, such as Openwave, and Critical Path;

  •
  providers of content notification and search and reference sites, such as Yahoo! and Northern Light;

  •
  providers of software downloads and other open source related content, such as CNET and VA Linux;

  •
  Internet service providers and web hosting providers, such as Concentric Network, DIGEX, Genuity and MCI Worldcom;

  •
  major technology providers, such as Cisco Systems, IBM, Intel and Nortel Networks;

  •
  Internet portals, such as AOL and Yahoo; and

  •
  telecommunications, cable and wireless companies.

        Tucows expects to experience significant competition from the companies identified above, and, as its business develops and Tucows competes in an increasingly broad range of e-business services, Tucows expects to encounter competition from other providers of Internet services. Internet service providers, web hosting companies, e-mail hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their service offerings to include outsourced domain name registrations and other e-business solutions.

        Tucows believes that the primary competitive factors in its domain name registration and digital content distribution businesses are:

  •
  providing cost savings over in-house solutions by relieving customers of expenses of acquiring and maintaining hardware and software and the associated administrative burden;

  •
  providing greater functionality and access to e-business applications and services, which in turn enables customers to choose the application that best suit their end-users' needs;

  •
  enabling MSPs to maintain their relationships with their end-users; and

  •
  facilitating scalability through an infrastructure designed to support millions of transactions across millions of end-users.

        While Tucows believes that its products and services compare favorably with these competitive factors, many of Tucows' current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources which may help them to develop domain name registration and digital content distribution services that are superior or achieve greater market recognition. New technologies and the expansion of existing technologies may increase competitive pressures on Tucows.

U.S. Government Regulation of Domain Names

        The Internet domain name registration system is composed of two principal functions: registry and registrar. The registry maintains the database that contains the domain names registered in the top-level domains and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

        Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions, which is now a part of VeriSign, was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org, top-level domains. In October 1998, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies about, domain names in the .com, .net and .org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names in these domains based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

        ICANN's authority is based upon voluntary compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they are expected to have a significant influence on the future of the domain name registration system. On December 1, 1999, ICANN's first substantive policy, the Uniform Dispute Resolution Policy, became effective. This dispute resolution policy was created to address the problem of cybersquatting, or registering the trademark of another as a domain name with the intent to wrongfully profit from the goodwill in that name created by the trademark holder. ICANN has indicated that it intends to create additional policies governing the domain name registration system, and Tucows will be affected by these policies.

        Additionally, there have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names. To help protect itself from liability in the face of these ongoing legal developments, Tucows has taken the following precautions:

  •
  Its standard registration agreement requires that each registrant indemnify, defend and hold Tucows harmless for any dispute arising from the registration or use of a domain name registered in that person's name; and

  •
  Since December 1, 1999, Tucows has required its MSPs to ensure that all registrants are bound to the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

        Despite these precautions, Tucows cannot assure you that its indemnity and dispute resolution policies will be sufficient to protect it against claims asserted by various third parties, including claims of trademark infringement and unfair competition.

        New laws or regulations concerning domain names and domain name registrars may be adopted at any time. Tucows responses to uncertainty in the industry or new regulations could increase its costs or prevent it from delivering its domain name registration services over the Internet, which could delay growth in demand for Tucows' services and limit the growth of its revenues. New and existing laws may cover issues such as:

  •
  pricing controls;

  •
  the creation of additional generic top level domains and country code domains;

  •
  consumer protection;

  •
  cross-border domain name registrations;

  •
  trademark, copyright and patent infringement;

  •
  domain name dispute resolution; and

  •
  other claims based on the nature of content of domain names and domain name registration.

        In November 1999, the Anticybersquatting Consumer Protection Act, or the ACPA, was enacted by the United States government. This law seeks to curtail a practice commonly known in the domain name registration industry as cybersquatting. A cybersquatter is generally defined in the ACPA as one who registers a domain name that is identical or similar to another party's trademark, or the name of another living person, with the bad faith intent to profit from use of the domain name. The ACPA states that registrars may not be held liable for registration or maintenance of a domain name for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain name. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the ACPA. For example, if there is litigation involving a domain name, the registrar is required to deposit a certificate representing the domain name registration with the court. If Tucows is held liable under the ACPA, any liability could have a material adverse effect on its business, financial condition and results of operations.

Intellectual Property

        Tucows believes that it is well positioned in the content services and domain name registration markets in part due to its highly recognized brand, Tucows. Its success and ability to compete are dependent on its ability to develop and maintain the proprietary aspects of its brand name and technology. Tucows relies on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect its intellectual property rights. These legal protections cannot guarantee protection of Tucows' intellectual property. Despite precautions, third parties could obtain and use Tucows' intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving, and the laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

        Tucows has registered the Tucows trademark in the United States and in other countries and will seek to register additional service marks and trademarks, as appropriate.

        Tucows seeks to limit disclosure of its intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality, non-disclosure and work-for hire agreements with Tucows. All Tucows employees are required to execute confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies accrue to Tucows. Before entering into discussions with potential content providers and network partners about Tucows' business and technologies, Tucows generally requires that these parties enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, Tucows also generally requires that the agreement containing the parties' rights and obligations include provisions for the protection of Tucows' intellectual property rights.

        Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which Tucows' services are or will be made available. Tucows also expects to license proprietary rights such as trademarks or copyrighted material to network partners during planned national and international expansion.

Seasonality

        During the summer months, and possibly during other times of the year such as major holidays, Internet usage often declines. As a result, Tucows' sites may experience reduced user traffic. For example, Tucows' experience shows that new user registrations and site usage declines during the summer months and around the year-end holidays. Seasonality may also affect advertising and affiliate performance which could in turn affect Tucows' sites' performance. These seasonal effects could cause fluctuations in Tucows' financial results as well as Tucows' performance statistics reported and measured by services such as Media Metrix, Inc.

Employees

        Tucows believe that one of its strengths is the quality and dedication of its people and the shared sense of being part of a team. Tucows strives to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among its employees. As of December 31, 2001, Tucows had 193 full time employees.

Executive Officers

        The following table sets forth specific information regarding Tucows' executive officers as of March 26, 2002.

Name	Age	Position(s)
Elliot Noss	39	President and Chief Executive Officer
Michael Cooperman	50	Chief Financial Officer
Scott Swedorski	31	Editor-in-Chief
Graham Morris	50	Chief Operating Officer
Supriyo Sen	55	Chief Technology Officer

        Elliot Noss has served as Tucows' president and chief executive officer since the completion of the merger in August 2001. Before that, he served in the same capacity with Tucows (Delaware) since May 1999 and served as vice president of corporate services for Tucows Interactive Limited, which was acquired by Tucows (Delaware) in May 1999, from April 1997 to May 1999.

        Michael Cooperman has served as Tucows' chief financial officer since the completion of the merger in August 2001. Before that, he served in the same capacity with Tucows (Delaware) since January 2000. From October 1997 to September 1999, Mr. Cooperman was the chief executive officer of Archer Enterprise Systems Inc., a developer of sales force automation software. From January 1996 to June 1997, he was chief operating officer and a director of SoftQuad International Inc. a developer of SGML and HTML authoring products. He also served as president of SoftQuad International from December 1996 until June 1997.

        Scott Swedorski has served as Tucows' editor-in-chief with responsibility for the editorial content of the Tucows software libraries since the completion of the merger in August 2001. Before that, he served in the same capacity with Tucows (Delaware) since 1994 when he founded the Tucows.com web site.

        Graham Morris has served as Tucows' chief operating officer since the completion of the merger in August 2001. Before that, he served in the same capacity with Tucows (Delaware) since June 2001. Mr. Morris joined Tucows (Delaware) as executive vice president, content, in September 2000. Before joining Tucows (Delaware), he spent 15 years at Telemedia Publishing, a Canadian consumer magazine publishing company, where he became president in 1996.

        Supriyo Sen has served as Tucows' chief technology officer since the completion of the merger in August 2001. Before that, he served in the same capacity with Tucows (Delaware) since February 2001. Before joining Tucows (Delaware), from May 2000 to February 2001, Mr. Sen was vice president, marketing at GoLinQ.com, an Internet software company focused on e-commerce solutions for small and medium businesses. Before that, Mr. Sen spent 14 years at Hitachi Data Systems, a multi-national computer hardware company, where he served at various times as vice president, knowledge center, vice president, corporate strategy and vice president, marketing.

Risk Factors

        Tucows' business faces significant risks. The risks described below may not be the only risks Tucows faces. Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in the following risks actually occur, Tucows' business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Tucows common stock has been delisted, and investors may find it more difficult to sell Tucows common stock.

        The Tucows common stock was delisted from the Nasdaq SmallCap market because Tucows had failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Nasdaq's minimum listing requirements. The Tucows common stock is quoted on the OTC Bulletin Board maintained by Nasdaq. Tucows is subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule, broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser's written consent to the transaction prior to sale.

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

Tucows' stock price may vary significantly, which may make it difficult to resell your shares when you want to at prices you find attractive.

        If Tucows' stock price continues to vary significantly, the price of its common stock may decrease in the future regardless of its operating performance. You may be unable to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

        The following factors may contribute to this volatility:

  •
  actual or anticipated variations in Tucows' quarterly operating results;

  •
  interruptions in Tucows' services;

  •
  seasonality of the markets and businesses of Tucows' customers;

  •
  announcements of new technologies or new services by Tucows or its competitors;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  the operating and stock price performance of other companies that investors may view as comparable to Tucows;

  •
  news relating to Tucows' industry as a whole; and

  •
  news relating to trends in Tucows' markets.

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

        Tucows incurred net losses of approximately $13.4 million for the year ended December 31, 2001, including approximately $8.3 million of amortization and write down of intangible assets and negative cash flow from operating activities of $6.1 million. Tucows is likely to incur additional losses, and it may never become profitable or generate positive cash flow from operating activities. For the year ended December 31, 2000, Tucows incurred a net loss of $37.7 million which included $22.9 million of amortization and write down of intangible assets, and negative cash flow from operating activities of $0.5 million. If Tucows should become profitable, it may not be able to sustain or increase its profitability.

Tucows has only been operating as a domain name registrar since January 2000 and because it operates in a new industry for private label Internet applications and services, it is exposed to risks that affect its ability to conduct its business.

        Competition in the domain name registration industry was introduced in 1999. Tucows entered the domain name registration business in January 2000 by providing a wholesale service to customers with primary operations that involve direct dealings with registrants. Tucows' primary customers, which Tucows refers to as managed service providers, or MSPs, have been Internet service providers, web hosting, cable and telecommunications companies. Tucows has a limited operating history as a domain name registrar upon which its current business and prospects can be evaluated.

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

        Part of Tucows' strategy is to expand its services by offering its MSPs additional applications and services that address their evolving business needs. Tucows cannot be sure that it will be able to license these applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline, and sales of its services may suffer as MSPs turn to alternate providers that are able to more fully supply their business needs. Tucows may not produce sufficient revenues to offset the related costs and will remain dependent on domain name registrations as a primary source of revenue, and revenue may fall below anticipated levels.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt Tucows' domain name registration business.

        Before 1999, Network Solutions Inc., which is now a part of VeriSign, managed the domain name registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN, the Internet Corporation for Assigned Names and Numbers, to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, Congress has held hearings to evaluate ICANN's selection process for new top-level domains.

        Tucows faces the risks that:

  •
  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market; and

  •
  the Internet community or the Department of Commerce or U.S. Congress may refuse to recognize ICANN's authority or support its policies.

        ICANN has established policies and practices for itself and the companies it accredits to act as domain name registries and registrars. Some of ICANN's policies and practices, and the policies and practices adopted by registries and registrars in the domain name business, could be found to conflict with the laws of one or more jurisdictions. Two class action lawsuits were filed in Superior Court in California against ICANN, NeuLevel, Inc., which is the registry for the .biz generic top-level domain, and over 60 other defendants including Tucows. The lawsuits claim that the defendants are engaged in unfair competition under state laws because they were pre-registering .biz generic top-level domains (which is alleged to constitute an illegal lottery enterprise). The lawsuits seek a refund of the fees paid to the defendants, additional damages, costs, attorneys' fees and an injunction to stop the pre-registrations. NeuLevel, Inc. has ceased accepting pre-registrations and has decided to refund the fees paid by applications. Although Tucows, in turn, is implementing a plan designed to return fees to the applicants who came through the Tucows system, Tucows management believes the lawsuits to be without merit. Tucows intends to defend itself vigorously in the lawsuits and believes that it should not be subject to any liability or an injunction. The California Superior Court or other courts or governmental agencies may disagree.

        If any of these risks occur or the class action lawsuits, or others like them, are maintained, they could create instability in the domain name registration system business. These risks and the class action lawsuits, or others like them, could also disrupt or suspend portions of Tucows' domain name registration business, which would result in reduced revenue. Any litigation or claims against Tucows could result in significant costs of defense, liability for damages and diversion of management's time and attention.

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from VeriSign and other competitive registrars.

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

        Based on VeriSign's quarterly press releases, the VeriSign registrar registered approximately 8.4 million new, renewed and transferred registrations under the top-level domains for the year ended December 31, 2001. This compares with the approximately 2.8 million new, renewed and transferred domain names that Tucows registered for the year ended December 31, 2001. As of December 31, 2001, the VeriSign registrar supported approximately 13.1 million of the approximately 28.8 million active .com, .net and .org domain names, compared to approximately 2.9 million domain names that Tucows supported as of December 31, 2001.

        Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. The growth of competitive registrars who have entered the industry may make it difficult for Tucows to maintain its current market share. As of December 31, 2001, ICANN had accredited 161 competitive registrars, including Tucows, to register domain names in the .com, .net and .org domains. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.

        In response to increasing competition in the domain name registration industry, Tucows may be required to reduce the prices it charges for its core domain name registration business. The VeriSign registry charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows' competitors offer registration services at a price level minimally above the $6 VeriSign registry fee and less than the basic $10 fee charged by Tucows for each domain name registered in the .com, .net and .org registry. During the years 2000 and 2001, other competitors, including VeriSign, reduced their pricing for domain name registrations both for short-term promotions and on a permanent basis. Some of Tucows' competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. Although Tucows offers discounts and rebates based on volume or participation in other programs Tucows offers, Tucows does not presently intend to reduce its prices. If Tucows should reduce prices in order to remain competitive, Tucows' revenues may decline.

If the growth rate of the market for domain names continues to fall, Tucows' net revenue from registrations may fall below anticipated levels.

        The .com, .net and .org domain name markets are now stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they have experienced in the past. The VeriSign registry has reported a decline in the number of registrations starting in the third quarter of 2000.

        In 2001, the registry recorded approximately: 3.1 million new registrations during the first quarter, 2.8 million new registrations during the second quarter, 2.6 million new registrations during the third quarter and 2.3 million new registrations during the fourth quarter as the market for new domain names began to absorb the slow-down in the growth and expansion of the Internet.

        The renewal and transfer of existing domain registrations as a proportion of the total domains market has increased and is expected to increase further in 2002. The registry reported approximately: 2.7 million renewals and transfers during the first quarter of 2001, 3 million renewals and transfers in the second quarter, 2.6 million renewals and transfers in the third quarter and 2.8 million renewals and transfers during the fourth quarter.

        A continuing decline in the market for new domain names would restrict the growth of Tucows' domain name registration business and its revenues may decline.

The introduction of new generic top-level domains may cause significant fluctuations in Tucows' financial results and may make it difficult to predict future performance.

        Tucows anticipates significant demand with the introduction of each new generic top-level domain as individuals and companies seek to protect their intellectual property and attempt to register names that have already been claimed in the existing registries. The numbers of new registrations will likely increase and then plateau which will have a corresponding impact on Tucows' net revenues. As a result, Tucows' operating results may fluctuate in the future. If Tucows incurs expenses associated with the introduction of the new generic top-level domains and is not able to recover its costs, Tucows' revenues may decline.

If Tucows' MSPs do not renew their domain name registrations through Tucows, its revenues may decline.

        The growth of Tucows' business depends in part on its MSPs' renewal of their domain name registrations through Tucows. The first expirations for .com, .net and ..org domain names occurred in January 2001, and Tucows has limited experience with registration renewals for generic top level and country code domain names.

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

If Tucows' MSPs do not choose to sell the recently introduced generic top-level domains Tucows' business may not grow, and its revenue from that business may decline.

        In the fourth quarter of 2000, ICANN announced that the introduction of new generic top-level domains was scheduled for the first or second quarter of 2001. .info was launched to the public on September 12, 2001 and .biz on November 7, 2001. Although demand for .info has been below expectations, it is too early to determine the long-term success of these two new top level domains. If Tucows' MSP's do not elect to sell the new top level domains or if their customers do not respond positively to the new generic top level domains, Tucows may not be able to develop its domain name registration business as planned.

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

        Tucows' ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed, and its revenue from those services would decline, upon any failure of the shared registration system.

Tucows relies on its network of MSPs to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

        Tucows obtains revenues by distributing applications and services through its network of MSPs.

        Tucows also relies on its MSPs to market, promote and sell its services. Tucows' ability to increase revenues in the future will depend significantly on its ability to maintain its customer network, to sell more services through existing MSPs and to develop its relationships with existing MSPs by providing customer and sales support and additional products. MSPs have no obligations to distribute Tucows' applications and services and may stop doing so at any time. If Tucows is not able to maintain its relationships with MSPs, its ability to distribute its applications and services will be harmed, and its revenue may decline.

        If Tucows MSPs should choose to become accredited registrars of the new registries and choose not to utilize Tucows' hosted registrar service, Tucows' revenues could decline.

A significant portion of Tucows' revenues is obtained from a limited number of MSPs, and the loss of any major customers could cause Tucows' revenues to decline.

        A limited number of MSPs account for a substantial portion of Tucows' transaction volume and revenues. In particular, one MSP, Intercosmos Media Group, Inc., accounted for approximately 13% of Tucows' net revenues for the year ended December 31, 2001. Tucows does not expect any customer to account for more than 10% of net revenues in 2002. If Tucows loses and is unable to replace any major customers, Tucows' revenues will decline.

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

Tucows operates on a global basis, and clients around the world are required to execute its standard form agreements. Tucows' standard domain name registration agreement may not be enforceable, which could subject Tucows to liability.

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

  •
  Tucows pays fees to third party websites and services to obtain new subscribers to Electric Library. Tucows may be required to make payments even if the agreements don't result in revenues from new subscribers sufficient to cover Tucows' costs. One or more of these agreements may not be renewed, which could reduce Tucows' revenue from new subscribers.

  •
  Tucows may choose to limit spending on subscriber acquisition, which will likely result in fewer new subscribers.

  •
  Tucows' customers may not renew their subscriptions after their subscription period has ended.

  •
  Tucows may reduce the selling price of Electric Library in response to increased competition or loss of customers.

  •
  If Tucows' subscriber acquisition, retention and renewal rates or pricing decreases significantly, its net revenues from Electric Library will decline.

The competition Tucows faces from other providers of electronic information is intense, and Tucows may not be able to compete effectively or successfully attract and retain customers.

        Competition in Tucows' business of providing electronic information is intense. Some of Tucows' competitors, such as Yahoo!, America Online, About.com, Britannica.com, and Northern Light, have greater resources and name recognition than Tucows. Many of these competitors have substantially greater experience and larger customer bases than Tucows. Tucows' competitors may succeed in:

  •
  responding more quickly to new or emerging technologies;

  •
  responding more rapidly to changes in customer requirements;

  •
  devoting greater resources to the development, promotion and sale of their products or services than Tucows; and

  •
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

Tucows holds a minority interest in bigchalk.com. If this venture fails Tucows will take a significant writedown.

        Tucows holds an 11% interest in bigchalk.com inc., which provides educational Internet services to teachers, students, parents and school administrators in the K-12 educational and public library markets. bigchalk.com is a private company for which there is no public market and over which Tucows is unable to exercise significant influence. Due to the inherent risk associated with an investment in a private company, and in light of the current stock market conditions, Tucows may never realize any return on this investment. If bigchalk.com is not successful, Tucows could incur charges related to write-downs or write-off of this investment.

Tucows depends on bigchalk.com and other third parties for published content, technology and technology services. Loss of these services could restrict Tucows' ability to do business and could result in reduced revenue.

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

        Although transmission of Tucows' sites primarily originates in Canada and the United States, the Internet is global in nature. Governments of foreign countries might try to regulate Tucows' transmissions or prosecute it for violations of their laws. Because of the increasing popularity and use of the Internet, federal, state and foreign governments may adopt laws or regulations in the future concerning commercial online services and the Internet, about:

  •
  user privacy;

  •
  children;

  •
  copyrights and other intellectual property rights and infringement;

  •
  domain names;

  •
  pricing;

  •
  content regulation;

  •
  defamation;

  •
  taxation; and

  •
  the characteristics and quality of products and services.

        Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. Laws and regulations such as those listed above or others could expose Tucows to substantial liability, if enacted, and increase its costs of compliance and doing business.

Current economic trends and the events of and following September 11, 2001 may have a negative impact on Tucows' sales.

        Tucows' sales are subject to risks arising from adverse changes in domestic and global economic conditions and fluctuations in consumer confidence and spending. As a result, Tucows' sales may decline as a result of factors beyond its control, such as war and terrorism. Although the North

American markets suffered a general slowdown prior to the events of September 11, 2001, this slowdown was more pronounced thereafter and may worsen depending upon future events occurring in response to the terrorist attacks on the World Trade Center. These events include ongoing armed conflicts and retaliatory terrorist attacks. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global markets and economy. If the current economic slowdown continues or worsens or if any of the foregoing events occur, Tucows' sales may decline and its business may be adversely affected.

Tucows may be unable to respond to the rapid technological changes in the industry, and its attempts to respond may require significant capital expenditures.

        The Internet and electronic commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new applications and services embodying new technologies and the emergence of new industry standards and practices could make obsolete the applications, services and systems offered by Tucows. The emerging nature of applications and services in the e-business industry and their rapid evolution will require that Tucows continually improves the performance, features and reliability of its applications and services. The success of Tucows will depend, in part, on its ability:

  •
  to develop and license new applications, services and technologies that address the increasingly sophisticated and varied needs of its current and prospective customers; and

  •
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

If Internet usage does not grow or if the Internet does not continue to expand as a medium for commerce, Tucows' business may suffer.

        Tucows' success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. Rapid growth in the uses of and interest in the Internet is a relatively recent phenomenon and its continued growth cannot be assured. A number of factors could prevent continued growth, development and acceptance, including:

  •
  the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

  •
  the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

  •
  security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

  •
  privacy concerns, including those related to the ability of websites to gather user information without the user's knowledge or consent, may impact consumers' willingness to interact online.

        Any of these issues could slow the growth of the Internet, which could limit Tucows' growth and revenues.

Claims of infringement of intellectual property or other rights of third parties against Tucows could result in substantial costs.

        Third parties may assert claims of infringement of patents or other intellectual property rights against Tucows concerning past, current or future technologies.

        Content obtained from third parties and distributed over the Internet by Tucows may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. Tucows may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domain names. These claims may include claims under the Anti-cybersquatting Consumer Protection Act, which was enacted to curtail the registration of a domain name that is identical or similar to another party's trademark or the name of a living person with the bad faith intent to profit from use of the domain name.

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

        The unauthorized reproduction or other misappropriation of Tucows' intellectual property rights, including copying the look, feel and functionality of its website could enable third parties to benefit from Tucows' technology without Tucows receiving any compensation.

        Once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business and may result in Tucows losing significant rights and its ability to operate all or a portion of its business.

Tucows depends on key personnel to manage its business effectively.

        Tucows depends on the performance of its senior management team and other key employees. Tucows' success will also depend on its ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel. In addition, Tucows does not maintain key person life insurance for any of its officers or key employees. The loss of the services of any of Tucows' senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm Tucows' business.

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

        The ability of Tucows to maintain its computer hardware and software and telecommunications equipment in working order and to reasonably protect them from error and interruption is critical to its success. Failures and interruptions of, and the slowing of response times on, these systems could be caused by:

  •
  an increase in the traffic on Tucows' websites without any necessary increase in system capacity;

  •
  natural disasters, power losses, telecommunications failures, break-ins and similar events;

  •
  computer viruses and electronic break-ins;

  •
  errors, defects and bugs in software; and

  •
  failure or inability to upgrade technical infrastructure to handle unexpected surges in customer levels and increases in customers' usage of bandwidth.

        Tucows' website has experienced slower response times because of increased traffic and has occasionally suffered failures of the computer hardware and software and telecommunications systems that it uses to deliver its sites to customers. Substantial or persistent system failures could result in:

  •
  loss of customers;

  •
  loss of or delay in revenue; and

  •
  failure to attract new customers or achieve market acceptance.

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

ITEM 2.    PROPERTIES

        Tucows' principal administrative, engineering, marketing and sales office totals approximately 18,426 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2004. Tucows also maintains offices of approximately 10,000 square feet in Flint, Michigan and approximately 30,000 square feet in King of Prussia, Pennsylvania. Liberty Registry Management Services Inc. also maintains an office of approximately 4,000 square feet in Toronto, Ontario. Tucows does not own any real estate.

        Substantially all of Tucows' computer and communications hardware is located at either its facilities or at server hosting facilities in Toronto, Ontario.

ITEM 3.    LEGAL PROCEEDINGS

        Tucows has been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. Both claims allege that the defendants are engaged in unfair competition under state laws because they are conducting an illegal lottery enterprise through the pre-registration of .biz generic top level domains. The claims do not specify potential damages. Management believes the suits to be without merit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Tucows' common stock has traded on the OTC bulletin board maintained by Nasdaq under the symbol TCOW since September 4, 2001. During the remainder of the period covered in the following table, the common stock traded under the symbol INFO on the OTC bulletin board maintained by Nasdaq from June 22, 2001 to September 3, 2001 and prior to that time on the Nasdaq SmallCap Market. The following table sets forth the high and low last reported sale prices for Tucows' common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2000	March 31, 2000	15.938	6.875
	June 30, 2000	7.688	3.906
	September 30, 2000	4.750	2.125
	December 31, 2000	2.250	0.563
2001	March 31, 2001	1.250	0.531
	June 30, 2001	1.000	0.400
	September 30, 2001	0.980	0.300
	December 31, 2001	0.550	0.300

        As of March 26, 2002, Tucows had 312 shareholders of record and Tucows believes that a substantially larger number of beneficial owners hold shares of its common stock in depository or nominee form.

        Tucows has not declared or paid any cash dividends on its common stock and does not intend to do so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data as of December 31, 1999, 2000 and 2001, and for the period from May 4, 1999 to December 31, 1999 and the years ended December 31, 2000 and 2001, reflects the financial position and results of operations of Tucows Inc. The selected historical financial data as of December 31, 1997 and 1998, and for the period from January 1, 1999 to May 3, 1999, reflects the financial position and results of operations of Tucows' predecessor entity, the Tucows division of Tucows Interactive Limited. The statement of operations data for the year ended December 31, 1999 is prepared, as described in footnote 1, on a pro forma basis as though Tucows' acquisition of the assets of the Tucows division had occurred on January 1, 1999.

        The balance sheet data as of December 31, 2000 and 2001, and the statements of operations data for the period from May 4, 1999 to December 31, 1999 and the years ended December 31, 2000 and 2001 have been extracted from Tucows' consolidated financial statements that have been audited by KPMG LLP, independent accountants which consolidated financial statements are listed in response to Item 8 of this annual report on Form 10-K.

        The historical financial data for the other periods indicated have been extracted from the applicable audited financial statements for the periods indicated, which financial statements are not included herein.

        The historical data is only a summary, and you should read it with Tucows Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Tucows Division Year ended December 31,
				Tucows Division Period from Jan. 1, 1999 to May 3, 1999	Tucows Inc. Period from May 4, 1999 to Dec. 31, 1999	Tucows Inc. Year Ended Dec. 31, 2000	Tucows Inc. Year Ended Dec. 31, 2001
	1997	1998	1999(1)
	(in thousands, except share and per share data)
Statement of Operations Data:
Net revenues	$1,137	$2,271	$3,580	$746	$2,834	$14,440	$31,590
Cost of revenues	64	98	341	58	283	7,785	21,106

Gross profit	1,073	2,173	3,239	688	2,551	6,655	10,484
Operating expenses:
Sales and marketing	357	696	2,499	379	2,120	11,121	6,380
Technical operations and development	223	494	1,385	290	1,095	4,132	5,053
General and administrative	416	691	2,750	508	2,242	4,704	4,013
Depreciation of property and Equipment	60	169	280	53	228	1,701	3,203
Loss on write-off of property and Equipment	—	—	—	—	—	—	130
Amortization of intangible assets	—	—	10,995	—	7,330	11,617	3,657
Write-down of intangible assets	—	—	—	—	—	11,325	1,325

	1,056	2,050	17,909	1,230	13,015	44,600	23,761

Loss from operations	17	123	(14,670)	(542)	(10,464)	(37,945)	(13,277)
Interest income, (expense), net	(4)	(5)	30	—	30	215	(136)

Loss before provision for income taxes	13	118	(14,640)	(542)	(10,434)	(37,730)	(13,413)
Provision for income taxes	8	55	(63)	(63)	—	—	—

Loss for the period	$5	$63	$(14,577)	$(479)	$(10,434)	$(37,730)	$(13,413)

Basic and diluted loss per common share			$(3.40)		$(2.43)	$(8.79)	$(0.24)
Shares used in computing basic and diluted loss per common share			4,291,500		4,291,500	4,291,500	56,152,735

(1)
The selected statement of operations data for the year ended December 31, 1999 is prepared on a pro forma basis as though Tucows' acquisition of the assets of the Tucows division had occurred on January 1, 1999 and combines the results of operation for the periods from January 1, 1999 to May 3, 1999 of the Tucows division and for the period from May 4, 1999 to December 31, 1999 of Tucows Inc.

	Tucows Division As of December 31,
			Tucows Division As of May 3, 1999	Tucows Inc. As of Dec. 31, 1999	Tucows Inc. As of Dec. 31, 2000	Tucows Inc. As of Dec. 31, 2001
	1997	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3	$128	$100	$1,670	$2,170	$4,814
Working capital (deficit)	(106)	122	(301)	1,352	(9,729)	(6,947)
Total assets	198	659	715	30,677	22,526	25,589
Deferred revenue	55	215	308	676	15,808	22,714
Long-term obligations, net of current Portion	52	29	22	—	—	52
Stockholders' equity (deficiency)	—	—	—	29,083	(1,697)	(3,390)
Divisional equity (deficiency)	(14)	230	(153)	—	—	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        The following discussion of Tucows' financial condition and results of operations should be read with Tucows' consolidated financial statements and notes. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding Tucows' anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words expects, anticipates, intends, believes and similar language. Tucows' actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under "Risk Factors." You should carefully review the risks described in other documents Tucows files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Tucows will file in 2002. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Tucows undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

        Tucows is a distributor of Internet services to Internet service providers and web hosting companies worldwide, with a network of more than 5,000 resellers in more than 100 countries around the world. The Tucows website offers more than 30,000 software titles in libraries located around the world, providing users with a fast local download. Tucows is a registrar accredited by the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top-level domains and web certificates. Tucows' properties include search and reference media sites consisting of Electric Library and Encyclopedia.com.

        On August 28, 2001, Tucows concluded an acquisition of Infonautics, Inc., a provider of personalized information agents and websites. The acquisition was done as a merger of a subsidiary of Infonautics into Tucows (Delaware) Inc., (formerly Tucows Inc.) so that after the merger Tucows (Delaware) became a subsidiary of Infonautics. In the acquisition, Infonautics issued 51,685,432 shares of common stock to Tucows (Delaware) Inc. stockholders, which amounted to an approximately 80% interest of the consolidated company. Upon completion of the merger, Infonautics changed its name to Tucows Inc. Notwithstanding the legal structure of the transaction, for accounting purposes Tucows, now known as Tucows (Delaware) Inc., is deemed to be the acquirer and Infonautics, now known as Tucows Inc., the acquired entity. The consolidated financial statements reflect the results of operations of Tucows since inception combined with those of Infonautics effective August 28, 2001.

        In November 2000, ICANN selected Afilias, Limited to operate the registry for the .info top-level domains. Liberty Registry Management Services Inc., or Liberty RMS, a wholly owned subsidiary of Tucows (Delaware), was granted a two-year contract by Afilias to provide technical registry management services for the registry operations. In August 2001, Liberty RMS began accepting registrations from registered trademark owners and in early September 2001 began accepting real-time registrations. The difficult economic environment that has existed since the launch has resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows now believes that it will require a longer timeframe than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows entered into a definitive agreement to sell the business of Liberty RMS and certain software technology required to provide registry services, to Afilias on March 25, 2002. Under the agreement, consideration for this sale will comprise $1 million in cash, up to a $1 million in future consideration based on future performance criteria and working capital adjustments. Completion of this sale is subject to standard closing arrangements. Tucows will retain its 7.38% stake in Afilias and remain a registrar for the registry.

        Tucows' founder and editor-in-chief, Scott Swedorski, founded the Tucows.com website in 1994. Tucows.com was primarily in the business of aggregating and offering software for download. The Tucows website was acquired in 1995 by ComputerLink Online Limited, which was subsequently renamed Tucows Interactive Limited. Tucows Interactive Limited was primarily in the business of providing Internet access and related services and carried on its business of aggregating and offering software for download through its Tucows division. On April 26, 1999, Tucows Inc. was incorporated in Delaware to purchase substantially all of the assets of the content business of the Tucows division from Tucows Interactive Limited. On May 4, 1999, Tucows acquired those assets for a total consideration of $30 million in cash and three million shares of Tucows common stock valued at an aggregate of $3,444,444.

        During the year ended December 31, 2001, Tucows undertook certain actions, including rationalizing staff positions, which it believes were necessary to manage its operating expenses prudently. As a result of the cost savings achieved, Tucows loss from operations is likely to be reduced and it has been cash flow positive from operations since November 2001. In addition, Tucows does not anticipate significant increases in the levels of capital assets in the foreseeable future.

Net Revenues

        Tucows derives its net revenues from four product suites: domain name registration and ancillary services, advertising, electric library subscription fees and digital content distribution. Digital content distribution revenues accounted for only $60,000 of Tucows revenues and are not considered significant.

  Domain name registration and ancillary services

        Tucows generates the majority of its net revenues from domain name registration fees on both a wholesale and retail basis. Tucows began providing retail domain name services in November 1997 and wholesale, or private label, domain name registrations in January 2000. These services are purchased for a term of one to ten years. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and recognized ratably on a monthly basis over the term of registration.

        On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificate sales, to managed service providers, which Tucows refers to as MSPs, or resellers, who provide these services to their end-users to assist them in creating their web presence. The domain name registration services offered by Tucows relate to the registrar services provided for the gTLds .com, .net, .org, .info and .biz and the country code domain .ca, .cc, co.uk, org.uk and .tv. Tucows receives revenues for each domain name registration passed through its system by resellers. Typically, Tucows receives $10 per year of registration, although some additional discounts and rebates are offered based upon volume or participation in other programs Tucows offers. Tucows receives between $13 to $100 for each country code domain name registration and $99 for each digital certificate sold. The average term for wholesale domain name registration services over the past year is 14 months, and if registrations are renewed, Tucows would expect to produce ongoing revenues.

        Tucows also processes domain names on behalf of other registrars.

        On a retail basis, Tucows offers domain registration services directly to end users through its DomainDirect division. Tucows receives revenues for the retail registration of domain names and the managing of other services relating to a domain name such as domain forwarding and e-mail forwarding. Tucows' registration fee for the full suite of services is approximately $32 per year. The average term for retail domain name registration services is 18 months, and if registrations are renewed, Tucows would expect to produce ongoing revenues.

        Through Liberty RMS, Tucows provides technical back-end registry management services to Afilias, the .info registry. Tucows receives from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management is due annually in the anniversary month. This business is included among the assets sold to Afilias as more fully described above.

  Digital content distribution services

        Tucows aggregates software and other downloadable content, which it distributes to MSPs through an integrated network. Through these services Tucows generates revenues from online advertising and sales of its digital content. Tucows creates advertising revenues through advertisements placed on its website and through advertisements placed on the websites of its MSP network. Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows recognized barter revenue of approximately $989,000 for the year ended December 31, 2000 and approximately $86,000 for the year ended December 31, 2001.

  Electric library subscriptions

        Electric Library is a web-accessible online archive that aggregates content from hundreds of sources and contains over 13 million documents from books, magazines and newspapers. Potential individual subscribers are given a free trial period, after which Tucows typically charges a fee of approximately $15 per month for monthly subscriptions and approximately $80 per year for new annual subscriptions, both for virtually unlimited usage.

Critical accounting policies

        The following is a brief discussion of Tucows' critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of the company's financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 of the notes to the consolidated financial statements includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows' consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires Tucows to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Tucows evaluates its estimates, including those related to the recoverability of investments, intangible assets, prepaid domain name registry fees, product development costs, revenue recognition and deferred revenue, and contingencies and litigation. Tucows bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

  Revenue recognition policy

        Tucows earns revenues from:

  •
  Domain name registration fees on both a wholesale and retail basis, ancillary services and domain name registry management services fees;

  •
  Advertising;

  •
  Subscription fees from Tucows search and reference media sites principally Electric Library; and

  •
  Digital content distribution services.

        Tucows derives the majority of its net revenues from domain name registration fees and ancillary services. Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.

        Service fees for providing domain name registry services are also recognized ratably on a monthly basis over the term of the registration once proof of registration has been provided to the registrar.

        Tucows' search and reference media sites obtain revenue from subscription sales that are recognized ratably over the term of the subscription. Potential individual subscribers are given a free trial period, after which Tucows charges a subscription fee for the required monthly or annual period. Revenues are reduced at the time of sale to reflect expected refunds and credit card charge-backs that are estimated based on historical experience and current expectations.

        Tucows also generates revenues from online advertising through advertisements placed on its website and those of its MSP network. Advertising revenues are primarily derived from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. Advertising revenues are recognized ratably over the period in which the advertisement is presented. To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

        In those cases where payment is not received at the time of sale, additional conditions for recognition of revenue are that the collection of sales proceeds is reasonably assured and Tucows has no further performance obligations. Tucows records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

        Tucows establishes reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, credit losses have been within Tucows' expectations and the reserves Tucows has established have been appropriate. However, Tucows has, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

  Product development costs

        Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 of the notes to the consolidated financial statements. Tucows' policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or amortization of property and equipment. Management is required to use judgment in assessing criteria like the establishment of technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization. Actual results may differ from these estimates under different assumptions or conditions.

  Valuation of acquired software and other identifiable intangible assets and goodwill

        Tucows' business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that Tucows may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect Tucows' consolidated financial statements. Tucows reviews its identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that Tucows considers important that could trigger an impairment review include the following:

  •
  a significant underperformance relative to expected historical or projected future operating results;

  •
  a significant change in the manner of Tucows' use of the acquired asset or the strategy for its overall business; and

  •
  a significant negative industry or economic trend.

        When Tucows determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, Tucows measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in Tucows' current business model. Management bases its estimates in preparing the discounted cash flows based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        In 2000, as a result of the significant downturn in the emerging new economy and the overall decline in the on-line advertising industry, Tucows considered $11.3 million of the goodwill related to its acquisition of the assets of the Tucows division of Tucows Interactive Limited and of Eklektix Inc. to be impaired. In 2001, due to the current and expected future economic conditions for on-line advertising, additional impairment charges totaling $1.3 million were recorded against these assets.

Results of operations for the year ended December 31, 2001 compared to December 31, 2000

  Net revenues

	2000	2001
Net revenues	$14,439,829	$31,589,759
Increase over prior period		$17,149,930
Increase—Percentage		119%

        The increase in net revenues primarily reflects growth in Tucows' domain name registration business. During the year ended December 31, 2001, Tucows processed approximately 2.3 million new domain name registrations (including transfers). This includes approximately 415,000 names processed on behalf of other registrars. This results in the total number of registered domain names under Tucows management at December 31, 2001 being approximately 3.4 million (including approximately 433,000 on behalf of other registrars), up from approximately 2.1 million at December 31, 2000. This revenue increase from domain name registrations has correspondingly resulted in Tucows' deferred revenue from domain name registrations increasing to approximately $22.7 million for the year ended December 31, 2001 from approximately $15.8 million for the year ended December 31, 2000.

        Tucows also believes that a large number of the names registered in 1999 and 2000 were registered by domain name speculators, who register names with the intention of reselling them, rather than putting them to use. For this reason, Tucows expects that a significant percentage of existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, Tucows expects to see an increase in the renewal rates across the industry. Taking into account all of these market dynamics, Tucows anticipates that revenues from domain name registrations will continue to increase.

        One customer accounted for approximately 13% of net revenues for the year ended December 31, 2001. The same customer accounted for approximately 12% of net revenues in 2000. Tucows does not expect any customer to account for more than 10% of net revenues in 2002.

        In late August 2001, Afilias began accepting pre-registrations for the new gTLD, .info. This resulted in Tucows earning revenues for registry management services for the .info domain name amounting to approximately $578,000 for the five months ended December 31, 2001. Payment for each registration under management is due annually, in the anniversary month.

        The Infonautics business acquired on August 28, 2001 contributed revenue of approximately $1.6 million for the four months ended December 31, 2001. Tucows' subscriber base for its Electric Library end user services dropped to approximately 53,000 as a result of the difficult direct marketing environment experienced during the fourth quarter.

        The increases in revenues summarized above were partially offset by declines in advertising and related services revenues. These revenues amounted to approximately $2.1 million for the year ended December 31, 2001 as compared to approximately $4.7 million for the year ended December 31, 2000. This decline is primarily the result of the significant slowdown in online advertising revenue from emerging new economy companies as they re-assess their online advertising strategies.

  Cost of revenues

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and digital content distribution services.

	2000	2001
Cost of revenues	$7,785,105	$21,105,790
Increase over prior period		$13,320,685
Increase—Percentage		171%

        Growth of revenues was the primary factor in the increase of cost of revenues in 2001 from 2000. In addition, during the second half of 2001, Tucows began incurring costs in providing back-end registry services. This business is included among the assets sold to Afilias as more fully described above. Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services. Tucows acquisition of Infonautics has resulted in an increase in its cost of revenues since the acquisition in August 2001.

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

        Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. These fees are recognized ratably over the term of the registration. Through January 14, 2000, Tucows paid a $9 per domain year registry fee for each .com, .net and .org domain name registration. This fee was reduced to $6 per year beginning on January 15, 2000. Registration fees for each .info domain name registration are $5.75 per domain year, and registration fees for each .biz domain name registration are $5.30 per domain year. From October 2000, Tucows paid Cdn$20.00 per year registry fee for each .ca domain name registration. These fees are payable on the anniversary date of each domain name registration. Domain name fees paid for future registrations are deferred as prepaid expenses and are then recognized on a straight-line basis over the registration period consistent with the recognition of revenues from Tucows' customers.

        To provide the registry management services contemplated in the back-end registry services agreements signed with Afilias, Tucows has entered into agreements with third party suppliers for services and technical support, including web hosting necessary for the operation of the .info registry. Under these agreements, Tucows is committed to monthly payments ranging from approximately $97,000 to approximately $335,000, depending upon the completion of certain milestones specified in the agreements. This resulted in an increase of approximately $2 million in cost of sales for 2001. This business is included among the assets sold to Afilias as more fully described above and these costs will be assumed by Afilias after the sale.

        The principal elements of cost associated with the delivery of the Electric Library products was the approximately $579,000 royalty and license fees on end-user revenues paid to bigchalk.com, inc. for the period in which Tucows held its investment in bigchalk.com during 2001. bigchalk.com is currently the sole provider of content, hardware, software, and related costs to deliver the Electric Library products.

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

  Sales and marketing

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of Tucows' sales, product management, public relations, call center, support and marketing personnel. Tucows also incurs advertising expenses, including barter advertising, trade show and other promotional costs.

	2000	2001
Sales and marketing	$11,121,051	$6,380,102
Decrease over prior period		$(4,740,949)
Decrease—Percentage		(43)%

        The decrease in sales and marketing costs from 2000 to 2001 was primarily the result of a reduction in marketing expenses to approximately $2.4 million for the year ended December 31, 2001 from approximately $6.7 million for the year ended December 31, 2000 as a result of the lower cost structure. Sales expenses remained consistent. In light of the current economic environment, Tucows re-assessed its marketing strategies and decreased its headcount to reduce its cost base to better position it to return to a positive cash flow position. Tucows believes that sales and marketing expenses (in absolute dollars) will remain flat or increase slightly on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

  Technical operations and development

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

	2000	2001
Technical operations and development expenses	$4,132,301	$5,052,569
Increase over prior period		$920,268
Increase—Percentage		22%

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

  General and administrative

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	2000	2001
General and administrative	$4,704,213	$4,012,969
Decrease over prior period		$(691,244)
Decrease—Percentage		(15)%

        General and administrative expenses remained relatively flat over the year ended December 31, 2001. The incremental increase in costs associated with the additional infrastructure costs as a result of the Infonautics acquisition in August 2001, were primarily offset by the cost of approximately $500,000 incurred by Tucows during 2000 in exploring the possibility of a public offering and in achieving better control over credit card processing fees. Tucows expects general and administrative expenses to increase in absolute dollars as it begins to incur expenses as a public company and adds infrastructure and expands facilities, primarily as a result of the Infonautics merger.

  Amortization of property and equipment

        Amortization consists of amounts relating to Tucows' property and equipment. Property and equipment is amortized on a straight-line basis over the estimated useful life of the assets.

	2000	2001
Amortization	$1,700,944	$3,202,948
Increase over prior period		$1,502,004
Increase—Percentage		88%

        The increase in amortization was primarily due to additions to property and equipment, such as computers, furniture and software.

        During the year ended December 31, 2001, as a result of reductions in headcount, furniture and computer equipment in the amount of $130,000 was written off. This was required as the market value of these assets exceeded the carrying value.

  Amortization of intangible assets

        Amortization consists of amounts relating to Tucows' intangible assets. Intangible assets consist of goodwill and amounts relating to the non-competition agreements entered into with the former owners of the Tucows division of Tucows Interactive Limited and are amortized on a straight-line basis over three years.

	2000	2001
Amortization	$11,616,414	$3,656,846
Decrease over prior period		$(7,959,568)
Decrease—Percentage		(69)%

        The decreases in amortization resulted from Tucows' determination that goodwill relating to its content properties was impaired at December 31, 2000 and 2001, and booking a goodwill impairment charge of approximately $11.3 million at December 31, 2000 and approximately $929,000 at December 31, 2001. During the year ended December 31, 2001, Tucows determined that, in light of the current economic outlook and Tucows' decision to assess the future of "Linux Weekly News", that an additional impairment charge of $396,000 was necessary.

  Interest income/(expense), net

	2000	2001
Interest income/(expense), net	$215,154	$(135,920)
Decrease over prior period		$(351,074)
Decrease—Percentage		(163)%

        Tucows incurred an interest expense on loans of approximately $203,000 for the year ended December 31, 2001. This compares to the interest earned of approximately $215,000 for the year ended December 31, 2000 on its cash and cash equivalent balances.

        As a result of the acquisition of Infonautics on August 28, 2001, Tucows no longer has any loans outstanding at December 31, 2001 and expects interest expenses to decline accordingly.

  Income taxes

        No provision for income taxes has been recorded for the years ending December 31, 2000 and 2001 because Tucows had operating losses for these periods.

Results of operations for the year ended December 31, 2000 compared to December 31, 1999

        The financial data for the year ended December 31, 1999 has been prepared on a pro forma basis as though Tucows' acquisition of the assets of the Tucows division of Tucows Interactive Limited had occurred on January 1, 1999.

  Net revenues

	1999	2000
Net revenues	$3,579,767	$14,439,829
Increase over prior period		$10,860,062
Increase—Percentage		303%

        Net revenues increased $10.9 million, or 303%, to approximately $14.4 million in 2000 from approximately $3.6 million in 1999. Approximately $9.5 million of this increase was due to Tucows' beginning wholesale domain name registration services during 2000. This revenue increase in wholesale domain name registrations resulted in Tucows deferred revenue from domain name registrations increasing to $15.8 million at December 31, 2000 from $0.7 million at December 31, 1999.

        One customer accounted for 12% of net revenues in 2000.

        Net revenue from advertising increased approximately $1.3 million, or approximately 38%, to approximately $4.7 million in 2000 from approximately $3.4 million in 1999 as emerging new economy companies increased their online advertising commitments. This increase is not expected to continue as the industry began to experience a decline in online advertising revenues primarily because of the significant economic downturn affecting emerging new economy companies.

        Barter transactions for the year ended December 31, 2000 represented approximately 7% of Tucows' total net revenues. The barter transactions during this period were a result of an increase in promotional campaigns for Tucows' domain name registration services business.

        Net revenues from digital software distribution increased to approximately $118,000 from approximately $23,000 in 1999.

  Cost of revenues

	1999	2000
Cost of revenues	$340,610	$7,785,105
Increase over prior period		$7,444,495
Increase—Percentage		2186%

        Cost of revenues increased $7.4 million, to approximately $7.8 million in 2000 from $341,000 in 1999. This increase was due primarily to the cost of recognizing the appropriate ratable portion of the cost of registry services due to registering more domain names, especially wholesale registrations.

  Sales and marketing

	1999	2000
Sales and marketing	$2,499,547	$11,121,051
Increase over prior period		$8,621,504
Increase—Percentage		345%

        Sales and marketing expenses increased approximately $8.6 million, or 345%, to approximately $11.1 million in 2000 from $2.5 million in 1999. This increase was caused by the expansion of Tucows'

sales force and marketing team by 52 employees during 2000. Tucows incurred additional advertising expenses primarily to promote its wholesale domain name registration services business. Advertising expenses for the year ended December 31, 2000 amounted to $4.3 million, inclusive of barter advertising in the amount of $989,000 during the year ended December 31, 2000 compared to $343,000 for the year ended December 31, 1999. Tucows also incurred trade show costs in the amount of $1.4 million during the year ended December 31, 2000.

  Technical operations and development

	1999	2000
Technical operations and development expenses	$1,384,960	$4,132,301
Increase over prior period		$2,747,341
Increase—Percentage		198%

        Technical operations and development expenses increased approximately $2.7 million, or 198%, to $4.1 million in 2000 from $1.4 million in 1999. This increase relates to the addition of approximately 60 employees involved in the development that Tucows undertook during 2000 to enhance its technology, transaction-processing systems and network infrastructure relating to its wholesale domain name registration and digital content services.

  General and administrative

	1999	2000
General and administrative	$2,750,108	$4,704,213
Increase over prior period		$1,954,105
Increase—Percentage		71%

        General and administrative expenses increased approximately $2.0 million, or 71%, to $4.7 million in 2000 from $2.7 million in 1999. This increase was due in part to the addition of approximately 10 employees to accommodate growth. Tucows moved its Toronto, Canada office to a newer, larger facility.

        In 2000, Tucows undertook various financing initiatives including beginning the process to file a registration statement for an initial public offering. All financing initiatives undertaken during 2000 were withdrawn due to market conditions. As these financing initiatives have been postponed or abandoned, related costs amounting to approximately $505,000 were expensed during 2000. There were no corresponding costs during 1999.

  Amortization of property and equipment

	1999	2000
Amortization	$280,752	$1,700,944
Increase over prior period		$1,420,192
Increase—Percentage		506%

        Amortization of property and equipment increased $1.4 million, or 506%, to $1.7 million in 2000 from $280,000 in 1999. This increase was primarily due to the additions to property and equipment, such as computers, furniture and software and leasehold improvements relating to the new facility in Toronto, Canada.

  Amortization of intangible assets

	1999	2000
Amortization	$10,995,000	$11,616,414
Increase over prior period		$4,286,450
Increase—Percentage		58%

        Amortization of intangible assets increased $622,000, or 6%, to $11.6 million in 2000 from $11.0 million in 1999 because of the full year's amortization on the purchase of substantially all of the assets of the content business of the Tucows division on May 4, 1999 and the purchase of Eklektix Inc. in April 2000. During the fourth quarter of fiscal year 2000, management determined that the value of the goodwill related to Tucows' acquisition of the Tucows division of Tucows Interactive Limited and Eklektix Inc. was impaired and recorded a write-down of $11.3 million. The impairment is the result of the significant downturn in the emerging new economy and the overall decline in the on-line advertising industry.

  Interest income/(expense), net

	1999	2000
Interest income/(expense), net	$30,264	$215,154
Increase over prior period		$184,890
Increase—Percentage		611%

        Net interest income amounted to $215,000 in 2000, compared to $30,000 in 1999, reflecting the interest earned on the cash and cash equivalents balance arising from the issuance of Tucows' series A convertible preferred shares in March 2000.

  Income taxes

        No provision for income taxes was recorded for 2000 as Tucows had operating losses for this year. For the year ended December 31, 1999, Tucows recorded an income tax recovery of $63,000.

Liquidity and capital resources

        Before the acquisition of Infonautics on August 28, 2001, Tucows (Delaware) Inc. had funded operations and capital requirements through private placements of series A convertible preferred shares (as more fully described in Note 7 to the consolidated financial statements), which totaled approximately $43.3 million in aggregate net proceeds through December 31, 2001.

        Tucows had cash and cash equivalents of approximately $4.8 million at December 31, 2001 as compared to $2.2 million at December 31, 2000, an increase of $2.6 million. The primary reason for the increase was obtaining approximately $9.2 million from the acquisition of Infonautics on August 28, 2001.

        Tucows' operating activities used cash of approximately $6.1 million during the year ended December 31, 2001, as compared to approximately $454,000 for the year ended December 31, 2000. Net cash used in operating activities for the year ended December 31, 2001 resulted primarily from net losses for the period, increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities. During the year Tucows also automated some of its cash collection systems which enabled its resellers to more effectively manage their customer deposit accounts. This was partially offset by an increase in deferred revenue and prepaid domain name registry fees. Net cash used in operating activities for the year ended December 31, 2000 resulted primarily from net losses for the period and increases in prepaid domain name registry fees. This was partially offset by the amortization of intangible assets and increases in deferred revenue.

        Tucows' investing activities for the year ended December 31, 2001 provided cash of approximately $5.7 million, and for the year ended December 31, 2000 used cash of approximately $4.4 million. Net cash used for capital expenditures was approximately $2.9 million for the year ended December 31, 2001 and approximately $3.3 million for the year ended December 31, 2000. Under the stockholders' agreement with Afilias, Limited, capital calls were made of approximately $254,000 during the year ended December 31, 2001 and approximately $100,000 during the year ended December 31, 2000. This was partially offset by the acquisition of Infonautics which provided approximately $8.8 million, consisting of the net of Infonautics cash acquired over cash costs of the transaction.

        Net cash provided by financing activities was approximately $3.0 million for the year ended December 31, 2001 and approximately $5.3 million for the year ended December 31, 2000.

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

        If additional financing is required, Tucows may not be able to raise it on acceptable terms or at all, and additional financing may reduce the interests of existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may reduce the interests of existing investors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Tucows has invested in several privately held companies, including bigchalk.com and Afilias, Limited. There is no public market for bigchalk.com's or Afilias's stock. Tucows does not hold any derivative financial instruments as of December 31, 2001. Tucows has no long-term debt other than fixed interest obligations under capital leases aggregating $52,387 as of December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Tucows' consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Before Tucows' acquisition of Infonautics in August 2001, PricewaterhouseCoopers LLP served as Infonautics' independent auditors and KPMG LLP served as Tucows (Delaware's) independent auditors. However, because, on completion of the merger, the former stockholders of Tucows (Delaware) acquired approximately 80% of Infonautics and the former officers of Tucows (Delaware) took over the operations of Infonautics, Tucows' board of directors determined it to be in the best interests of the company to continue Tucows (Delaware's) relationship with KPMG LLP. Accordingly, on August 29, 2001, the board of directors determined that, effective as of that date, KPMG LLP would serve as Tucows' independent auditors. By that action, the board of directors dismissed PricewaterhouseCoopers LLP.

        The reports of PricewaterhouseCoopers LLP on Infonautics', which is now named Tucows Inc., financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        There have been no disagreements with PricewaterhouseCoopers LLP as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audits of Infonautics' financial statements for the fiscal years ended December 31, 2000 and 1999 or for the subsequent interim period through August 29, 2001, which disagreements, if not resolved to its satisfaction, would have caused PricewaterhouseCoopers LLP to make reference to the disagreements in its reports on the financial statements for such years. In addition, during the two most recent fiscal years and through August 29, 2001, there have been no reportable events, as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

        During the two most recent fiscal years and through August 29, 2001, Infonautics did not consult with KPMG LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that may be rendered on its financial statements. In addition, Infonautics did not consult with KPMG LLP as to any matter that was either the subject of a disagreement, as defined in Instruction 4 of Item 304 of Regulation S-K, or a reportable event, as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K, during the two most recent fiscal years and through August 29, 2001.

        As required by the rules of the Securities and Exchange Commission, Tucows filed a current report on Form 8-K on September 6, 2001, to report the change in its accountants. Tucows also provided PricewaterhouseCoopers LLP a copy of its disclosure describing the change of accountants in the current report on Form 8-K. As also required by the rules of the Securities and Exchange Commission, Tucows requested PricewaterhouseCoopers LLP to furnish to it a letter addressed to the Securities and Exchange Commission indicating whether or not it agreed with the statements made by Tucows in the Form 8-K in response to Item 304 of Regulation S-K. PricewaterhouseCoopers LLP provided such a letter and in the letter indicated that it agreed with Tucows' statements concerning PricewaterhouseCoopers LLP in the Form 8-K. The letter was filed as an exhibit to the Form 8-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is incorporated by reference to Tucows' proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Tucows' proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A and is incorporated herein by reference.

        The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Tucows' proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to Tucows' proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Tucows' proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements. The financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Form-10-K.

2.
Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.
Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Infonautics, Inc., Tucows Inc. and TAC Merger Sub Corporation.(1)
3.1	Third Amended and Restated Articles of Incorporation of Tucows.(2)
3.2	Amended and Restated Bylaws of Tucows.(3)
10.1
Registration Rights Agreement, dated as of August 28, 2001, by and among Infonautics, Inc., Parman Holding Corp., Yossi Vardi, Redel Inc., Hapoalim Nechasim (Menayot) Ltd., Eurocom Communications Ltd., XDL U.S. Holdings Inc., FIBI Investment House Ltd., STI Ventures N.V. and Scorpio Communications Ltd.(4)
10.2	Amended and Restated 1996 Equity Compensation Plan Agreement.(5)
10.3†	Employment Agreement dated May 4, 1999 between Tucows International Corp. and Elliot Noss.(6)
10.4†	Employment Agreement dated May 4, 1999 between Tucows.Com Inc. and Scott Swedorski.(7)
10.5†	Executive Compensation Agreement dated January 1, 2000 between Tucows International Corporation and Michael Cooperman.(8)
10.6†	Executive Compensation Agreement dated September 5, 2000 between Tucows International Corporation and Graham Morris.(9)
10.7†	Executive Compensation Agreement dated February 5, 2001 between Tucows International Corporation and Supriyo Sen.(10)
10.8	Lease between American Baptist Churches USA and Infonautics Corporation.(11)
10.9	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999.
10.10	Lease between Pier North Associate and Tucows.Com, Inc., dated July 23, 2000.

16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated September 4, 2001.(6)
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.

†
Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.

(1)
Incorporated by reference to annex 1 to the joint proxy statement/prospectus forming a part of Tucows' registration statement on Form S-4 (File No. 333-60306) (the "Registration Statement"), as filed with the Securities and Exchange Commission on May 4, 2001.

(2)
Incorporated by reference to exhibit with corresponding number filed with Tucows' report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2001.

(3)
Incorporated by reference to exhibit with corresponding number filed with the Registration Statement.

(4)
Incorporated by reference to exhibit number 10.27 filed with the Commission on October 19, 2001, with Post-Effective Amendment No. 1 to the Registration Statement.

(5)
Incorporated by reference to exhibit number 4.3 filed with Tucows' registration statement on Form S-8, as filed with the Securities and Exchange Commission on November 27, 2001.

(6)
Incorporated by reference to exhibit number 10.22 filed with the Commission on July 19, 2001, with Amendment No. 2 to the Registration Statement.

(7)
Incorporated by reference to exhibit number 10.23 filed with the Commission on July 19, 2001, with Amendment No. 2 to the Registration Statement.

(8)
Incorporated by reference to exhibit number 10.24 filed with the Commission on July 19, 2001, with Amendment No. 2 to the Registration Statement.

(9)
Incorporated by reference to exhibit number 10.25 filed with the Commission on July 19, 2001, with Amendment No. 2 to the Registration Statement.

(10)
Incorporated by reference to exhibit number 10.26 filed with the Commission on July 19, 2001, with Amendment No. 2 to the Registration Statement.

(11)
Incorporated by reference to exhibit number 10.1 filed with Tucows' report on Form 10-Q for the quarterly period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000.

(b)
Reports on Form 8-K

        Tucows did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Toronto, Province of Ontario, Canada on April 1, 2002.

TUCOWS INC.
By:	/s/ ELLIOT NOSS Name: Elliot Noss Title: President and Chief Executive Officer

        Each person whose signature appears below hereby appoints Elliot Noss and Michael Cooperman, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2002
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ DAVID VAN RIPER MORRIS David Van Riper Morris	Director	April 1, 2002
/s/ LLOYD MORRISETT Lloyd N. Morrisett	Director	April 1, 2002
Dennis Bennie	Director	April , 2002
Erez Gissin	Director	April , 2002
/s/ STANLEY STERN Stanley Stern	Director	April 1, 2002
Robert F. Young	Director	April , 2002
/s/ ALAN LIPTON Alan Lipton	Director	April 1, 2002
Tomer Kariv	Director	April , 2002

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Pages
Consolidated Financial Statements of Tucows Inc.	F-2
Independent Auditors' Report dated February 1, 2002	F-3
Consolidated Balance Sheets as of December 31, 2000 and 2001	F-4
Consolidated Statements of Operations for years ended December 31, 2000 and 2001 and the period May 4, 1999 (commencement of operations) to December 31, 1999	F-5
Consolidated Statements of Stockholders' Equity (Deficiency)	F-6
Consolidated Statements of Cash Flows for years ended December 31, 2000 and 2001 and the period May 4, 1999 (commencement of operations) to December 31, 1999	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statements of Tucows Division of Tucows Interactive Limited

Tucows Inc.

Consolidated Financial Statements

(Dollar amounts in US dollars)

Period from May 4, 1999 (commencement
of operations) to December 31, 1999 and
years ended December 31, 2000 and 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tucows Inc.

        We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the period from May 4, 1999 (commencement of operations) to December 31, 1999 and for the years ended December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 2001 and the results of its operations and its cash flows for the period from May 4, 1999 (commencement of operations) to December 31, 1999 and for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
February 1, 2002, except
as to note 14 which is
as of March 25, 2002

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2000	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$2,170,195	$4,814,189
Accounts receivable, net of allowance for doubtful accounts of $248,500 at December 31, 2000 and $276,579 at December 31, 2001	767,104	817,990
Prepaid expenses and deposits	983,544	2,041,927
Prepaid domain name registry fees	7,873,677	10,034,413

Total current assets	11,794,520	17,708,519
Prepaid domain name registry fees, net of current portion	1,584,408	2,599,962
Property and equipment (note 4)	3,842,364	3,691,390
Intangible assets (note 5)	5,204,446	222,222
Investments (note 6)	100,000	1,367,072

Total assets	$22,525,738	$25,589,165

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$2,796,892	$1,958,744
Accrued liabilities	3,467,592	2,242,858
Customer deposits	2,150,185	1,951,336
Obligations under capital lease	—	58,772
Deferred revenue	13,109,801	18,444,280

Total current liabilities	21,524,470	24,655,990
Deferred revenue, net of current portion	2,698,131	4,270,341
Obligations under capital lease, net of current portion	—	52,387
Stockholders' deficiency:
Capital stock (note 7)	44,390,257	58,532,816
Common stock to be issued	1,512,778	—
Option (note 7(a))	1,072,412	—
Deferred stock-based compensation	(508,704)	(346,000)
Deficit	(48,163,606)	(61,576,369)

Total stockholders' deficiency	(1,696,863)	(3,389,553)

Total liabilities and stockholders' deficiency	$22,525,738	$25,589,165

See accompanying notes to consolidated financial statements.

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Period from May 4, 1999 (commencement of operations) to December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
Net revenues (note 13)	$2,833,509	$14,439,829	$31,589,759
Cost of revenues	282,742	7,785,105	21,105,790

Gross profit	2,550,767	6,654,724	10,483,969
Operating expenses:
Sales and marketing, which includes stock-based compensation of nil for the period from May 4, 1999 (commencement of operations) to December 31, 1999, $93,092 for the year ended December 31, 2000 and $109,926 for the year ended December 31, 2001	2,120,063	11,121,051	6,380,102
Technical operations and development expenses	1,095,083	4,132,301	5,052,569
General and administrative, which includes stock-based compensation of $1,072,462 for the period from May 4, 1999 (commencement of operations) to December 31, 1999, $49,018 for the year ended December 31, 2000 and $52,778 for the year ended December 31, 2001	2,242,372	4,704,213	4,012,969
Amortization of property and equipment	227,379	1,700,944	3,202,948
Loss on write-off of property and equipment	—	—	130,000
Amortization of intangible assets	7,329,964	11,616,414	3,656,846
Write-down of intangible assets (note 5)	—	11,324,731	1,325,378

Total operating expenses	13,014,861	44,599,654	23,760,812

Loss from operations	(10,464,094)	(37,944,930)	(13,276,843)
Interest income (expense), net	30,264	215,154	(135,920)

Loss before provision for income taxes	(10,433,830)	(37,729,776)	(13,412,763)
Provision for income taxes (note 10)	—	—	—

Loss for the period	$(10,433,830)	$(37,729,776)	$(13,412,763)

Basic and diluted loss per common share (note 9)	$(2.43)	$(8.79)	$(0.24)

Shares used in computing basic and diluted loss per common share (note 9)	4,291,500	4,291,500	56,152,735

See accompanying notes to consolidated financial statements.

Tucows Inc.

Consolidated Statements of Stockholders' Equity (Deficiency)

(Dollar amounts in U.S. dollars)

			Series A convertible preferred stock
	Common stock
					Additional paid-in capital	Common stock to be issued		Deferred stock-based compensation		Total stockholders' equity (deficiency)
	Number	Amount	Number	Amount			Option		Deficit
Balances, May 4, 1999 (commencement of operations)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issued for cash	—	—	38,623,500	38,624	30,961,376	—	—	—	—	31,000,000
Issued on acquisition of business	4,291,500	4,292	—	—	3,440,152	—	—	—	—	3,444,444
Issuance of option	—	—	—	—	—	—	1,072,412	—	—	1,072,412
Additional capital contribution	—	—	—	—	4,000,000	—	—	—	—	4,000,000
Loss for the period	—	—	—	—	—	—	—	—	(10,433,830)	(10,433,830)

Balances, December 31, 1999	4,291,500	4,292	38,623,500	38,624	38,401,528	—	1,072,412	—	(10,433,830)	29,083,026
Issued for cash	—	—	2,399,524	2,400	5,292,599	—	—	—	—	5,294,999
Acquisition of Eklektix Inc. (note 3(b))	—	—	—	—	—	1,500,000	—	—	—	1,500,000
Exercise of stock options for cash	—	—	—	—	—	12,778	—	—	—	12,778
Deferred stock-based compensation	—	—	—	—	650,814	—	—	(650,814)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	142,110	—	142,110
Loss for the year	—	—	—	—	—	—	—	—	(37,729,776)	(37,729,776)

Balances, December 31, 2000	4,291,500	4,292	41,023,024	41,024	44,344,941	1,512,778	1,072,412	(508,704)	(48,163,606)	(1,696,863)
Issued for cash	5,655,638	5,656	—	—	2,994,317	—	—	—	—	2,999,973
Exercise of stock options for cash	36,233	36	—	—	37,138	(12,778)	—	—	—	24,396
Acquisition of Eklektix Inc. (note 3(b))	679,034	679	—	—	1,499,321	(1,500,000)	—	—	—	—
Series A convertible preferred stock converted to common stock	41,023,024	41,024	(41,023,024)	(41,024)	—	—	—	—	—	—
Cancellation of option	—	—	—	—	1,072,412	—	(1,072,412)	—	—	—
Reverse acquisition (note 3(a))	12,941,000	8,489,000	—	—	44,000	—	—	—	—	8,533,000
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	162,704	—	162,704
Loss for the year	—	—	—	—	—	—	—	—	(13,412,763)	(13,412,763)

Balances, December 31, 2001	64,626,429	$8,540,687	$—	$—	$49,992,129	$—	$—	$(346,000)	$(61,576,369)	$(3,389,553)

See accompanying notes to consolidated financial statements.

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Period from May 4, 1999 (commencement of operations) to December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
Cash provided by (used in):
Operating activities:
Loss for the period	$(10,433,830)	$(37,729,776)	$(13,412,763)
Items not involving cash:
Amortization of property and equipment	227,379	1,700,944	3,202,948
Amortization of intangible assets	7,329,964	11,616,414	3,656,846
Write-down of intangible assets	—	11,324,731	1,325,378
Loss on write-off of property and equipment	—	—	130,000
Stock-based compensation	1,072,412	142,110	162,704
Change in non-cash operating working capital:
Accounts receivable	(480,715)	(107,453)	57,847
Prepaid expenses and deposits	(376,411)	(582,073)	(633,035)
Prepaid domain name registry fees	—	(9,458,085)	(3,176,290)
Accounts payable	602,124	2,204,989	(1,235,193)
Accrued liabilities	315,682	3,151,910	(1,851,638)
Customer deposits	—	2,150,185	(198,850)
Deferred revenue	676,226	15,131,706	5,908,326

Cash used in operating activities	(1,067,169)	(454,398)	(6,063,720)
Financing activities:
Proceeds on issue of Series A convertible preferred stock	35,000,000	5,294,999	—
Proceeds on issuance of promissory note	—	—	2,500,000
Repayment of promissory note	—	—	(2,500,000)
Proceeds on rights issue	—	—	2,999,973
Proceeds received on exercise of stock options	—	—	24,396
Repayment of obligations under capital lease	—	—	(24,774)
Proceeds received on common stock to be issued	—	12,778	—

Cash provided by financing activities	35,000,000	5,307,777	2,999,595
Investing activities:
Acquisition of net assets of the Tucows Division of Tucows Interactive Limited	(30,000,000)	—	—
Acquisition of Infonautics, Inc., net of cash acquired	—	—	8,833,431
Acquisition of Eklektix Inc., net of cash acquired	—	(1,000,000)	—
Additions to property and equipment	(2,262,944)	(3,253,071)	(2,871,575)
Increase in investment in Afilias, Limited	—	(100,000)	(253,737)

Cash provided by (used in) investing activities	(32,262,944)	(4,353,071)	5,708,119

Increase in cash and cash equivalents	1,669,887	500,308	2,643,994
Cash and cash equivalents, beginning of period	—	1,669,887	2,170,195

Cash and cash equivalents, end of period	$1,669,887	$2,170,195	$4,814,189

Supplemental cash flow information:
Interest paid	$377	$—	$221,368

Income taxes paid	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Eklektix Inc.	$—	$1,500,000	$—
Common stock issued on the acquisition of Infonautics, Inc.	—	—	8,489,000
Value assigned to Infonautics, Inc. outstanding options on acquisition of Infonautics, Inc.	—	—	44,000
Value assigned to common stock issued on the acquisition of the Tucows Division of Tucows Interactive Limited	3,444,444	—	—

See accompanying notes to consolidated financial statements.

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in U.S. dollars)

1. Organization of the Company:

        The Company provides Internet domain name registration and other online products and services such as the delivery of private label applications, services and content through its global Internet-based distribution network to Internet Service Providers, Web hosting companies and telecommunications and cable companies.

2. Significant accounting policies:

        These financial statements are stated in U.S. dollars, except where otherwise noted. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

  (a) Basis of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

        Investments, which the Company is unable to exercise significant influence, are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

  (b) Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

  (c) Cash and cash equivalents

        All highly liquid investments, with an original term to maturity of three months or less at the date of acquisition, are classified as cash equivalents.

  (d) Property and equipment

        Property and equipment are stated at cost net of accumulated amortization. Amortization is provided on a straight-line basis so as to amortize the cost of depreciable assets over their estimated useful lives at the following rates:

Asset	Rate
Computer equipment	30%
Computer software	100%
Furniture and equipment	20%
Leasehold improvements	Over term of lease

        The Company regularly reviews the carrying values of its property and equipment for potential impairment in value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

  (e) Intangible assets

        Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired, and is being amortized on a straight-line basis over three years.

        Non-competition agreements were entered into with the former owners of the Tucows Division of Tucows Interactive Limited (note 3(c)). These balances are being amortized on a straight-line basis over the term of the non-competition agreement, being three years.

        The Company regularly reviews the carrying value of its intangible assets for potential impairment in value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. Any impairment in the carrying value of intangible assets is charged to the statement of operations.

  (f) Revenue recognition

        The Company's revenues are derived from Internet private label domain name registration services, software and other digital content distribution and advertising. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

        Registration fees charged for domain name registration and ancillary services are recognized on a straight-line basis over the life of the registration period, which ranges from one to ten years and are net of any promotional rebates. A provision for chargebacks from credit card carriers is included in accrued liabilities and deducted from gross registration fees in determining net revenues.

        The Company has agreements with vendors to digitally distribute their products over the Company's delivery network. Net revenue is derived by deducting royalties due to vendors from amounts billed to end-users, who typically pay for online product purchases with credit cards. Net revenue is recorded upon completion of the purchase and delivery of the product to the customer. To date, these revenues have not been significant.

        Advertising revenues are primarily derived from short-term advertising agreements in which the Company typically guarantees a minimum number of impressions or pages to be delivered over a specified period of time. Advertising revenues are recognized rateably over the period in which the advertisement is presented. To the extent that minimum guaranteed impressions have not been met, the

Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. In addition, the Company will enter into barter arrangements with other Internet companies to place advertisements on each other's web sites. Revenue and expense from an advertising barter transaction is recognized only when the value of the advertising surrendered is determinable based on the Company's own historical practice of receiving cash for similar advertising. The Company recognized $342,609 of barter advertising for the period from May 4, 1999 (commencement of operations) to December 31, 1999, $988,878 for the year ended December 31, 2000 and $86,088 for the year ended December 31, 2001.

        Revenues from the sale of Electric Library subscriptions are derived from end user markets. Revenues from online monthly end-user subscriptions from Electric Library are recognized in the month that the subscription services are provided. For annual end user subscriptions, revenue is recognized rateably over the term of the subscription.

  (g) Prepaid domain name registry fees

        Prepaid domain name registry fees represent amounts paid to registries and country code domain name operators for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term for initial registrations and registration renewals.

  (h) Translation of foreign currency transactions

        Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars (which is considered to be the measurement currency) at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Exchange gains and losses resulting from the translation of these foreign denominated amounts which are insignificant are included in the consolidated statements of operations in the year in which they occur.

  (i) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll-related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $96,792 for the period from May 4, 1999 (commencement of operations) to December 31, 1999, $668,222 for the year ended December 31, 2000 and $1,454,800 for the year ended December 31, 2001 of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

  (j) Income taxes

        Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. A valuation allowance is recorded if it is not "more likely than not" that some portion of or all of a deferred tax asset will be realized.

  (k) Stock-based compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the market value of a common share and the exercise price of the option. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally four years, in accordance with the accelerated measurement method in Financial Accounting Standards Board Interpretation No. 28.

        Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Under this method, the fair value of options granted is recognized as services are performed and options are earned.

  (l) Loss per common share

        Loss per common share has been calculated on the basis of loss for the period divided by the weighted average number of common shares outstanding during each period. The dilutive effect on loss per common share, calculated assuming that the Series A convertible preferred shares, the Series A convertible preferred share options and the common share options outstanding at the end of the period had been issued, converted or exercised at the later of the beginning of the period or their date of issuance, is anti-dilutive.

  (m) Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less form the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. One customer accounted for 12% of net revenues in 2000 and the same customer accounted for 13% of net revenues in 2001. No other customer accounted for more than 10% of revenue in any other period.

  (n) Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

  (o) Comprehensive income

        The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between loss for the period and comprehensive income for the period from May 4, 1999 (commencement of operations) to December 31, 1999 and the years ended December 31, 2000 and 2001.

  (p) Segment reporting

        The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment.

        The Company's revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer.

  (q) Recent accounting pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at lease annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

        The Company will adopt the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

        Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and the residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not believe that the implementation of SFAS No. 144 will have a material impact on the consolidated financial position of the Company.

3. Business acquisitions:

        (a)  On August 28, 2001, Tucows (Delaware) Inc. finalized the acquisition of Infoanutics, Inc. In connection with the acquisition for accounting purposes, all of the outstanding shares of Tucows (Delaware) Inc. were exchanged for 51,685,432 shares of Infonautics, Inc. common stock. In addition, vested stock options were issued for Infonautics, Inc. options. The acquisition of Infonautics, Inc. has been accounted for as a reverse purchase acquisition as the former shareholders of Tucows (Delaware) Inc. acquired a majority of the outstanding shares of common stock and controlled the combined group of companies as a result of the acquisition. The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity, Tucows (Delaware) Inc., and the consolidated results of operations of the Company subsequent to the acquisition date of August 28, 2001.

        The total aggregate consideration valued at $8,894,000 is comprised of:

  •
  $8,489,000 based on Infonautics, Inc.'s share price on March 28, 2001 applied to the 51,685,432 common shares issued by Infonautics, Inc. to effect the acquisition representing the fair value of the net assets acquired,

  •
  $44,000 of value assigned to the Infonautics, Inc. options outstanding on August 28, 2001, and

  •
  $361,000 of transaction costs.

        The fair value of the shares of Infonautics, Inc. common stock was determined by treating the market value of the Infonautics, Inc. stock at the date of the announcement of the acquisition as having been effectively received by former Infonautics, Inc. shareholders. The fair value of the stock options was determined by reference to an option pricing model and the number of Infonautics, Inc. options was treated as having been exchanged by the Company under reverse takeover accounting rules. To determine the fair value of these options, the following assumptions were used in the option pricing model: dividend yield of 0.0%, 75% volatility, a weighted average risk free interest rate of 6.41% and an average expected life if the options of 3.05 years. As all of these options have vested, no adjustment was required to be made for deferred compensation.

        The fair value of assets acquired, based on the consideration paid, is as follows:

Current assets (including cash of $9,194,431)	$9,728,513
Property and equipment	310,399
Investment in bigchalk.com, Inc.	1,013,335
Current liabilities and obligation under capital lease	(2,158,247)

$8,894,000

        The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the years ended December 31, 2000 and 2001, as if the acquisition had occurred at the beginning of the respective years.

	December 31, 2000	December 31, 2001
Net revenues	$25,600,883	$34,585,903
Loss for the year	(52,023,029)	(16,112,799)
Loss per share	(0.81)	(0.25)

        (b)  On April 4, 2000, the Company acquired 100% of the outstanding shares of Eklektix Inc., a newsletter publishing company. Total consideration consisted of $1,000,000 in cash and $1,500,000 in common shares valued at $3.16 per share. The shares were issued in April 2001. In addition, the Company granted 150,000 incentive stock options to purchase common stock at an exercise price of $3.16 per share under the Company's 1999 Stock Option Plan which have been valued at $295,050. To determine the fair value of these incentive stock options, the following assumptions were used: dividend yield of 0.0%, 80% volatility, a risk-free interest rate of 5.7% and an average expected life of the options of four years. The acquisition has been accounted for as a purchase and, accordingly, these consolidated financial statements include the results of operations from the date of acquisition. The fair value of the assets acquired, based on the consideration paid, is as follows:

Net assets acquired	$10,221
Goodwill	2,489,779

$2,500,000

        A pro forma statement of operations to reflect the acquisition of Eklektix Inc. has not been presented as it would not be materially different than the Company's consolidated statement of operations.

        (c)  On May 4, 1999, the Company acquired certain of the business assets of the Tucows Division of Tucows Interactive Limited. Total consideration consisted of $30,000,000 in cash and 3,000,000 common shares of the Company having a fair value of $3,444,444. The acquisition has been accounted for as a purchase and, accordingly, these consolidated financial statements include the results of operations from the date of acquisition. The fair value of the assets acquired, based on the consideration paid, is as follows

Accounts receivable	$178,936
Prepaid expenses and deposits	25,060
Property and equipment	254,672
Non-competition agreements	2,000,000
Goodwill	30,985,776

$33,444,444

4. Property and equipment:

        Property and equipment consist of the following:

	December 31, 2000	December 31, 2001
Computer equipment	$2,370,759	$3,052,954
Computer software	2,047,193	4,570,342
Furniture and equipment	773,704	815,821
Leasehold improvements	579,031	551,698

	5,770,687	8,990,815
Less:
Accumulated amortization	1,928,323	5,169,425
Write-down of property and equipment	—	130,000

	1,928,323	5,299,425

	$3,842,364	$3,691,390

5. Intangible assets:

        Intangible assets consist of the following:

	December 31, 2000	December 31, 2001
Goodwill	$33,475,555	$33,475,555
Non-competition agreements	2,000,000	2,000,000

	35,475,555	35,475,555
Less:
Accumulated amortization	18,946,378	22,603,224
Write-down of intangible assets	11,324,731	12,650,109

	30,271,109	35,253,333

	$5,204,446	$222,222

        In accordance with the Company's policy of regularly reviewing the carrying value of its intangible assets for potential impairment, management concluded that the value of goodwill related to the Tucows Division of Tucows Interactive Limited acquisition and the goodwill related to the Eklektix Inc. acquisition was impaired and a write-down of approximately $1.3 million (2000—$11.3 million) was necessary. The impairment was the result of the continued significant downturn in the emerging new economy and the overall decline in the on-line advertising industry. The impairment evaluation was determined based upon the excess of the carrying value over the estimated discounted cash flows from these operations. The assumptions supporting the cash flows, including the discount rate, were determined using management's best estimates of future cash flows and economic conditions. The remaining identifiable intangible asset balance of $222,222 will be amortized over the remaining estimated useful life at December 31, 2001 of approximately 4 months.

6. Investments:

        The Company holds a 7.38% interest in Afilias, Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars. Afilias has been selected to serve as the registry for the new top-level domain ".info".

        The Company also holds an 11% interest in bigchalk.com, Inc., a private company. The Company pays bigchalk.com, Inc. content royalties and technical service fees for content provided to the Electric Library site, which amounted to $579,386 for the period in which the Company held the investment in bigchalk.com, Inc. during 2001. At December 31, 2001, $285,353 is due to bigchalk.com, Inc. for these content royalties and technical service fees and is included within accounts payable.

        Investments consist of the following:

	December 31, 2000	December 31, 2001
Investment in Afilias, Limited	$100,000	$353,737
Investment in bigchalk.com, Inc.	—	1,013,335

	$100,000	$1,367,072

7. Capital stock:

	December 31, 2000		December 31, 2001
	Shares	Amount	Shares	Amount
Series A preferred stock, $0.001 par value:
Authorized:
35,000,000 shares at December 31, 2000 and nil at December 31, 2001
Issued and outstanding	41,023,024	$41,024	—	$—
Preferred stock, $0.001 par value at December 31, 2000 and no par value at December 31, 2001:
Authorized:
5,000,000 shares at December 31, 2000 and 1,250,000 at December 31, 2001
Issued and outstanding	—	—	—	—
Common stock, $0.001 par value at December 31, 2000 and no par value at December 31, 2001:
Authorized:
60,000,000 shares at December 31, 2000 and 250,000,000 at December 31, 2001
Issued and outstanding:	4,291,500	4,292	64,626,429	8,525,131
Additional paid-in capital		44,344,941		50,007,685

		$44,390,257		$58,532,816

        (a)  On May 4, 1999, the Company issued 38,623,500 Series A convertible preferred shares for a total cash consideration of $31,000,000.

        Simultaneously with the issue of the Series A convertible preferred shares, the Company issued options to the then Chairman of the Company and an advisor to the Company. Each of these options entitle the holder to acquire 2,565,360 Series A convertible preferred shares with an exercise price of $0.91 exercisable until May 4, 2004. As the exercise price is not lower than the fair market value of the shares at the date of grant, no compensation expense has been recorded for the options granted to the Chairman.

        The Company has accounted for the option issued to the advisor of the Company based on the fair value at the date of grant of the option, being the date the option vested, consistent with the method under SFAS 123. To determine the fair value of this option, the following assumptions were used: dividend yield of 0.0%, 80% volatility, a weighted average risk free interest rate of 5.5% and an average expected life of the option of two years. Compensation of $1,072,412 arising on the issuance of this option has been included in general and administrative expenses in the consolidated statement of operations during the period from May 4, 1999 (commencement of operations) to December 31, 1999.

        (b)  During September 1999, the Company's Board of Directors issued a working capital call amounting to $4,000,000 to the holders of the Series A convertible preferred shares as stipulated within the stockholders' agreement dated May 4, 1999. No additional preferred shares were issued relating to this additional equity injection and, correspondingly, additional paid-in capital was increased to reflect this working capital call.

        (c)  During March 2000, the Company issued 2,399,524 Series A convertible preferred shares for a total cash consideration of $5,294,999.

        (d)  In January 2001, the Company entered into irrevocable subscription agreements with certain of the Company's shareholders whereby they subscribed for and paid $2,999,973 for the right to acquire Series A convertible preferred shares. Under the subscription agreements, the value that was to be used in determining the number of Series A convertible preferred shares to be issued to each subscriber was the valuation used by the Company in its next equity financing less a discount of 25%. In August 2001, the Company issued 5,655,638 Series A convertible preferred shares in connection with these subscription agreements.

        (e)  On August 28, 2001, all of the Series A convertible preferred shares were converted into common stock in accordance with their original terms.

8. 1996 Stock Option Plan:

        The Company's 1999 Stock Option Plan, which was rolled over into the 1996 Stock Option Plan (the "Plan") of Infonautics, Inc. on August 28, 2001 as a result of the reverse acquisition (note 3(a)), was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which may be set aside for issuance under the Plan is 10,000,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Prior to August 28, 2001, the maximum number set aside for issuance under the Plan was 8,583,000 common shares and 5,130,720 Series A convertible preferred shares. Generally, options issued under the Plan vest over a four-year period.

        Details of stock option transactions are as follows:

	Period from May 4, 1999 (commencement of operations) to December 31, 1999		Year ended December 31, 2000		Year ended December 31, 2001
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	—	$—	9,985,308	$0.91	12,901,436	$1.23
Granted	9,990,458	0.91	3,438,350	2.15	1,076,637	0.87
Exercised	—	—	(14,060)	0.91	(22,173)	0.91
Forfeited	(5,150)	0.91	(508,162)	1.10	(6,991,988)	1.83
Granted on reverse acquisition (note 3(a))	—	—	—	—	349,500	3.57

Outstanding, end of period	9,985,308	0.91	12,901,436	$1.23	7,313,412	$1.35

Options exercisable, end of period	5,559,870	$0.91	7,120,208	$0.96	4,028,241	$1.52

Weighted average fair value of options granted during the year with exercise prices equal to fair value at date of grant		$0.18		$0.31		$0.20

Weighted average fair value of options granted during the year with exercise prices less than fair value at date of grant		$—		$0.56		$—

Weighted average fair value of options granted during the year with exercise prices greater than fair value at date of grant		$—		$0.12		$—

        The stock options expire at various dates between July 2002 and August 2011.

        As of December 31, 2001, the exercise prices and weighted average remaining contractual life of outstanding options were as follows:

	Options outstanding
			Options exercisable
		Weighted average remaining contractual life (years)
Exercise price	Number outstanding		Number exercisable	Weighted average exercise price per share
$0.67	180,000	9.7	—	$—
$0.91	5,966,631	7.8	3,248,123	0.91
$1.38-$1.88	107,000	5.4	106,719	1.87
$2.21	485,297	8.3	201,911	2.21
$2.50-$3.50	65,000	3.2	65,000	2.58
$3.75-$4.84	68,500	5.2	68,500	4.00
$5.59-$9.41	420,984	8.5	317,988	5.62
$14.00	20,000	4.3	20,000	14.00

	7,313,412		4,028,241

        The Company recorded deferred stock-based compensation amounting to nil for the year ended December 31, 2001 ($650,814 for the year ended December 31, 2000). Amortization of deferred stock-based compensation amounted to $162,704 for the year ended December 31, 2001 ($142,110 for the year ended December 31, 2000).

        Had compensation expense for the Company's 1999 Stock Option Plan and the Series A convertible preferred share option issued to the then Chairman been determined based on the fair value at the grant dates for the awards under the plan consistent with the method under SFAS 123, "Accounting for Stock-Based Compensation", the Company's loss and loss per common share would have been reported as the pro forma amounts indicated in the table below. To determine the fair value of each option on the grant date in 1999, 2000 and 2001, the following assumptions were used for the Company's stock option plan: dividend yield of 0.0% for each period, zero volatility for each period as all options granted were granted while Tucows (Delaware) was a private company, a weighted average risk free interest rate of 5.5%, 6.5% and 6.6%, respectively, and a weighted average expected life of options of four years for each period; and the following assumptions were used for the Series A convertible preferred stock option issued to the Chairman: dividend yield of 0.0%, zero volatility, a weighted average risk free interest rate of 5.5% and a weighted average expected life of the option of two years. Pro forma information for the years is indicated as follows:

	Period from May 4, 1999 (commencement of operations) to December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
Loss, as reported	$(10,433,830)	$(37,729,776)	$(13,412,763)
Loss, pro forma	(10,634,601)	(38,191,648)	(13,788,442)
Loss per common share, as reported	(2.43)	(8.79)	(0.24)
Loss per common share, pro forma	(2.48)	(8.90)	(0.25)

9. Loss per common share:

        The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Period from May 4, 1999 (commencement of operations) to December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
Numerator for basic and diluted loss per common share:
Loss for the period	$(10,433,830)	$(37,729,776)	$(13,412,763)

Denominator for basic and diluted loss per common share:
Weighted average common shares	4,291,500	4,291,500	56,152,735

Basic and diluted loss per common share	$(2.43)	$(8.79)	$(0.24)

        Due to the loss for all periods presented, all potential common shares outstanding, being shares issued on exercise of options or on conversion of Series A convertible preferred stock, are considered anti-dilutive and are excluded from the calculation of diluted loss per common share.

10. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the loss before provision for income taxes as a result of the following:

	Period from May 4, 1999 (commencement of operations) to December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
Loss for the period	$(10,433,830)	$(37,729,776)	$(13,412,763)

Computed expected tax recovery	$3,652,000	$13,205,000	$4,694,000
Reduction in income tax recovery resulting from:
State income taxes	522,000	1,887,000	671,000
Permanent differences	(430,000)	(487,000)	(1,903,000)
Change in beginning of the period balance of the valuation allowance allocated to income tax expense	(3,744,000)	(14,605,000)	(3,462,000)

	$—	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the future tax assets as of December 31, 2000 and 2001 are presented below:

	December 31, 2000	December 31, 2001
Future tax assets:
Net operating loss carried forward	$4,702,000	$7,837,000
Deferred revenue	3,158,000	4,032,000
Amortization	10,489,000	9,942,000

Total gross future tax assets	18,349,000	21,811,000
Less valuation allowance	(18,349,000)	(21,811,000)

Net future tax assets	$—	$—

        In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the future tax assets are deductible, management believes it is appropriate to record a full valuation allowance at this time.

        As of December 31, 2001, the Company had approximately $19,593,000 of losses available to reduce future years' taxable income which expire in various dates between 2006 and 2020.

11. Related party transactions:

        In June 2001, the Company entered into an agreement with XDL Capital Corporation, a management company of one of the shareholders of the Company, XDL USA Holdings Inc., which provided for a $2,500,000 promissory note bearing interest at 20% per annum, secured by a fixed priority general security interest over all assets of the Company. The Company repaid the promissory note on August 28, 2002. During the year, the Company paid interest and financing fees amounting to $256,667 to XDL Capital Corporation in connection with this note.

12. Commitments and contingencies:

        (a)  The Company has several non-cancellable leases primarily for general office facilities and equipment that expire over the next five years. Future minimum lease payments under these leases are as follows:

2002	$4,532,000
2003	2,637,000
2004	1,007,000
2005	64,000
2006	14,000

        (b)  The Company has been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. The lawsuits allege that the defendants are engaged in unfair competition under state laws because they are conducting an illegal lottery enterprise through the pre-registration of.biz generic top-level domains. The Company believes that the cases are without merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at December 31, 2001.

13. Supplemental information:

        (a)  The following is a summary of the Company's revenue earned from each significant revenue stream:

	Period from May 4, 1999 (commencement of operations) to December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
	(in thousands)
Advertising	$2,715	$4,693	$2,139
Domain name and ancillary services	96	9,629	27,772
Digital content distribution	23	118	60
Electric Library subscription	—	—	1,619

	$2,834	$14,440	$31,590

        (b)  Valuation and qualifying accounts:

Description	Balance at beginning period	Charged to costs and expenses	Write-offs during period	Balance at end of period
Allowance for doubtful accounts
2001	$248,500	$51,984	$23,885	$276,579
2000	73,258	175,242	—	248,500
1999	—	73,258	—	73,258
Valuation allowance for deferred tax asset:
2001	18,349,000	3,462,000	—	21,811,000
2000	3,744,000	14,605,000	—	18,349,000
1999	—	3,744,000	—	3,744,000

14. Subsequent event:

        On March 25, 2002, the Company entered into a definitive agreement to sell the business of Liberty RMS and certain software technology required to provide registry services, to Afilias, Limited. Under the agreement, consideration for this sale will comprise $1,000,000 in cash, contingent consideration of up to $1,000,000 based on certain future performance criteria and working capital adjustments. Completion of the sale is subject to standard closing arrangements.

FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN U.S. DOLLARS)

TUCOWS DIVISION

OF

TUCOWS INTERACTIVE LIMITED

PERIOD FROM JANUARY 1, 1999

TO MAY 3, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Tucows Inc.

        We have audited the statements of operations, comprehensive loss and cash flows of the Tucows Division of Tucows Interactive Limited for the period from January 1, 1999 to May 3, 1999. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Division's operations and its cash flows for the period from January 1, 1999 to May 3, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
June 9, 2000

TUCOWS DIVISION OF
TUCOWS INTERACTIVE LIMITED

STATEMENT OF OPERATIONS

(DOLLAR AMOUNTS IN U.S. DOLLARS)

PERIOD FROM JANUARY 1, 1999 TO MAY 3, 1999
Net revenues	$746,258
Cost of revenues	57,868

Gross profit	688,390
Operating expenses:
Sales and marketing	379,484
Product development	289,877
General and administrative	507,736
Amortization	53,373

Total operating expenses	1,230,470

Loss before provision for income taxes	(542,080)
Provision for income taxes (recovery) (note 3)	(63,000)

Net loss	$(479,080)

See accompanying notes to financial statements.

TUCOWS DIVISION OF
TUCOWS INTERACTIVE LIMITED

STATEMENTS OF COMPREHENSIVE LOSS

(DOLLAR AMOUNTS IN U.S. DOLLARS)

PERIOD FROM JANUARY 1, 1999 TO MAY 3, 1999
Net loss	$(479,080)
Change in cumulative translation adjustment	4,101

Comprehensive loss	$(474,979)

See accompanying notes to financial statements.

TUCOWS DIVISION OF
TUCOWS INTERACTIVE LIMITED

STATEMENT OF CASH FLOWS

(DOLLAR AMOUNTS IN U.S. DOLLARS)

PERIOD FROM JANUARY 1, 1999 TO MAY 3, 1999
Cash provided by (used in):
Operating activities:
Net loss	$(479,080)
Amortization of property and equipment	53,373
Change in non-cash operating working capital:
Accounts receivable	(8,009)
Prepaid expenses and deposits	(5,093)
Accounts payable and accrued liabilities	347,277
Deferred revenue	89,339

Net cash used in operating activities	(2,193)
Financing activities:
Capital lease repayments	(5,161)
Advances from head office	92,347

Cash provided by financing activities	87,186
Investing activities:
Purchase of property and equipment	(114,816)

Cash used in investing activities	(114,816)

Effect of exchange rate changes on cash and cash equivalents	2,275

Decrease in cash and cash equivalents	(27,548)
Cash, beginning of period	127,625

Cash, end of period	$100,077

See accompanying notes to financial statements.

TUCOWS DIVISION OF
TUCOWS INTERACTIVE LIMITED

NOTES TO FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN U.S. DOLLARS)

These special purpose financial statements have been prepared with respect to the sale of certain of the business assets of the Tucows Division of Tucows Interactive Limited to Tucows Inc.

1. SIGNIFICANT ACCOUNTING POLICIES:

  (a) Basis of presentation

        These special purpose financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        The accompanying financial statements present the financial position and results of operations and cash flows of the Division as if such division had operated as a separate corporate entity unaffiliated with Tucows Interactive Limited. Accordingly, the results of operations reflect expenses common to all divisions of Tucows Interactive Limited allocated to the Division using a proportional cost allocation method. It is management's assertion that the proportional cost allocation method used is a practical and reasonable method of allocation of common expenses to all divisions of Tucows Interactive Limited. In addition, income taxes have been accounted for as if the Division was a separate taxable entity.

  (b) Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Property and equipment

        Property and equipment are stated at cost net of accumulated amortization. Amortization is provided so as to amortize the cost of depreciable assets over their estimated useful lives at the following rates:

ASSET	METHOD	RATE
Computer equipment	Declining balance	30%
Furniture and fixtures	Declining balance	20%
Computer software	Straight line	50%
Leasehold improvements	Straight line	Over term of lease

  (d) Revenue recognition

        The Division's revenues are derived from Internet domain name registration fees, advertising and the online sale of products. Amounts received in advance of meeting the revenue recognition criteria below are recorded as deferred revenue.

        Registration fees charged to end-users for domain name registration services are recognized on a straight-line basis over the life of the registration period, which is typically one or two years. End-users typically pay for domain registrations with credit cards. A provision for chargebacks from credit card carriers is included in accounts payable and accrued liabilities and deducted from gross registration fees in determining net revenues. Commissions earned by resellers on the sale of domain name registrations are deducted from gross registration fees in arriving at net revenues. Advertising revenues are primarily derived from short-term advertising agreements in which the Division typically guarantees a minimum number of impressions or pages to be delivered over a specified period of time. Advertising revenues are recognized ratably over the period in which the advertisement is presented. To the extent that minimum guaranteed impressions are not met, the Division defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

        The Division has agreements with vendors to digitally distribute their products over the Division's delivery network. Net revenue is derived by deducting royalties due to vendors from amounts billed to end-users, who typically pay for online product purchases with credit cards. Net revenue is recorded upon completion of the purchase and delivery of the product to the customer. To date, these revenues have not been significant.

  (e) Translation of foreign currency transactions

        Assets and liabilities of the Division have been translated from Canadian dollars (which is considered to be the measurement currency) into United States dollars (which is the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenue and expenses have been translated at the average rate for the period. Exchange gains and losses resulting from the translation into the reporting currency have been included as a separate component of Divisional equity.

  (f) Product and development costs:

        Product development costs are expensed as incurred. The Division accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

        Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll-related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. For the period ended May 3, 1999, the application of SOP 98-1 did not have a material impact on the financial statements.

        The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year.

  (g) Income taxes

        The Division's results have been included in the Canadian federal and provincial income tax returns of Tucows Interactive Limited. The income tax provision (recovery) included in the accompanying statements of operations is presented on an "as-if separate return" basis.

        Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying of existing assets and liabilities and their respective tax bases operating loss carryforwards. Deferred tax assets and liabilities are using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be or settled. Under SFAS 109, the effect on deferred tax assets liabilities of a change in tax rates is recognized in the statement income in the period that includes the enactment date. A valuation is recorded if it is not "more likely than not" that some or all of a deferred tax asset will not be recognized.

  (h) Concentration of credit risk

        Financial instruments that potentially subject the Division to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents consist of deposits with, or, by major commercial banks, the maturities of which are three or less from the date of purchase. With respect to accounts, management performs periodic credit evaluations of the condition of its customers and typically does not require from them. Management assesses the need for allowances for credit losses by considering the credit risk of specific, historical trends and other information.

  (i) Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, accounts receivable, payable and accrued liabilities and obligations under capital approximate their fair values due to the relatively short periods maturity of the instruments.

2. DIVISIONAL EQUITY (DEFICIENCY):

        The Division maintains its own cash accounts which are funded either from or through financing received from the head office of Tucows Limited. No provision for interest expense has been made for financing provided by Tucows Interactive Limited. The activity in the divisional equity (deficiency) be summarized as follows:

PERIOD FROM JANUARY 1, 1999 TO MAY 3, 1999
Division equity, beginning of period	$230,008
Loss for the period	(479,080)
Net transactions with Tucows Interactive Limited head office	92,347
Change in cumulative translation adjustment	4,101

Divisional equity (deficiency), end of period	$(152,624)

3. INCOME TAXES:

        The provision for income taxes differs from the amount computed by applying the statutory income tax rate of 45% to the loss before provision for income taxes as a result of the following:

PERIOD FROM JANUARY 1, 1999 TO MAY 3, 1999
Loss before income taxes	$(542,080)

Computed expected tax recovery	$(244,000)
Increase in income tax provision or reduction in recovery resulting from:
Non-deductible expenses	7,000
Change in beginning of the period balance of the valuation allowance allocated to income tax expense	174,000

$(63,000)

        In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future assets will not be realized. The ultimate realization of future tax is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Considers projected future taxable income, uncertainties to the industry in which the Division operates, and tax planning in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods the future tax assets are deductible, management believes it is to record a full valuation allowance.

EXHIBIT INDEX

Exhibit No.	Description
10.9	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999
10.10	Lease between Pier North Associate and Tucows.Com, Inc., dated July 23, 2000
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
SIGNATURES
EXHIBIT INDEX