Form 10-Q
period 2002-03-31
TUCOWS INC /PA/
filed 2002-05-15
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, no par value	Outstanding at March 31, 2002 64,626,429

Tucows Inc.
Form 10-Q Quarterly Report
INDEX

		Page
PART I FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
PART II OTHER INFORMATION
Item 1	Legal Proceedings	31
Item 6	Exhibits and Reports on Form 8-K	31

Item 1. Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	December 31, 2001	March 31, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,814,189	$6,203,412
Accounts receivable, net of allowance for doubtful accounts of $276,579 at December 31, 2001 and March 31, 2002	817,990	437,252
Prepaid expenses and deposits	2,041,927	1,873,855
Prepaid domain name registry fees, current portion	10,034,413	10,344,232

Total current assets	17,708,519	18,858,751
Prepaid domain name registry fees, long-term portion	2,599,962	2,917,275
Property and equipment	3,691,390	2,620,320
Intangible assets	222,222	55,556
Investments	1,367,072	1,367,072

Total assets	$25,589,165	$25,818,974

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$1,958,744	$1,576,801
Accrued liabilities	2,242,858	1,779,548
Customer deposits	1,951,336	2,009,938
Obligations under capital lease	58,772	46,000
Deferred revenue, current portion	18,444,280	17,996,933

Total current liabilities	24,655,990	23,409,220
Deferred revenue, long-term portion	4,270,341	4,948,194
Obligations under capital lease, net of current portion	52,387	45,383
Stockholders' deficiency:
Capital stock	58,532,816	58,532,816
Deferred stock-based compensation	(346,000)	(305,882)
Deficit	(61,576,369)	(60,810,757)

Total stockholders' deficiency	(3,389,553)	(2,583,823)

Total liabilities and stockholders' deficiency	$25,589,165	$25,818,974

See accompanying notes to condensed consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2001	2002
Net revenues	$6,391,648	$9,926,533
Cost of revenues	3,917,300	6,594,525

Gross profit	2,474,348	3,332,008
Operating expenses:
Sales and marketing, which includes stock-based compensation of $27,105 for the three months ended March 31, 2001 and 2002	1,951,078	1,104,856
Technical operations and development	1,246,084	1,058,929
General and administrative, which includes stock-based compensation of $13,013 for the three months ended March 31, 2001and 2002	844,359	1,034,832
Depreciation of property and equipment	864,955	1,130,098
Amortization of intangible assets	925,860	166,666

Total operating expenses	5,832,336	4,495,381

Loss from operations	(3,357,988)	(1,163,373)

Other income (expenses)
Interest income	26,437	17,846
Gain on disposal of Liberty Registry Management Services Inc.	—	1,955,443
Loss on disposal of Eklektix, Inc.	—	(44,304)

	26,437	1,928,985

Net (loss) income before provision for income taxes	(3,331,551)	765,612
Provision for income taxes	—	—

Net (loss) income for the period	$(3,331,551)	$765,612

Basic and diluted (loss) earnings per share	$(0.78)	$0.01

Shares used in computing basic and diluted (loss) earnings per common share	4,291,500	64,626,429

See accompanying notes to condensed consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2001	2002
Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(3,331,551)	$765,612
Items not involving cash:
Depreciation of property and equipment	864,955	1,130,098
Amortization of intangible assets	925,860	166,666
Stock-based compensation	40,118	40,118
Gain on disposal of Liberty Registry Management Services Inc.	—	(1,955,443)
Loss on write-off of Eklektix Inc.	—	44,304
Change in non-cash operating working capital:
Accounts receivable	143,104	207,834
Prepaid expenses and deposits	(443,120)	28,650
Prepaid domain name registry fees	(2,244,907)	(904,364)
Accounts payable	(1,024,722)	(44,498)
Accrued liabilities	597,954	(344,506)
Customer deposits	(112,163)	73,196
Deferred revenue	1,938,824	1,498,445

Cash (used in) provided by operating activities	(2,645,648)	706,112

Financing activities:
Proceeds on rights issue	2,999,973	—
Proceeds received on common stock to be issued	24,396	—
Repayment of obligations under capital leases	—	(19,776)

Cash provided by (used in) financing activities	3,024,369	(19,776)

Investing activities:
Additions to property and equipment	(1,154,759)	(205,374)
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	938,889
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	(30,628)
Deferred acquisition costs	(313,098)	—

Cash (used in) provided by investing activities	(1,467,857)	702,887

(Decrease) increase in cash and cash equivalents	(1,089,136)	1,389,223
Cash and cash equivalents, beginning of period	2,170,194	4,814,189

Cash and cash equivalents, end of period	$1,081,058	$6,203,412

Supplemental cash flow information:
Interest paid	$303	$4,498

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
BUSINESS AND BASIS OF PRESENTATION:

        Tucows Inc., a Pennsylvania corporation (the "Company" or "Tucows"), provides Internet domain name registration and other online products and services such as the delivery of private label applications, services and content through its global Internet-based distribution network to Internet service providers, web hosting companies and telecommunications and cable companies.

        The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments consisting of normal recurring adjustments and other adjustments appropriate in the circumstances that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at March 31, 2002 and the results of operations and cash flows for the interim periods ended March 31, 2001 and 2002.

        The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all information and notes normally provided in annual financial statements. These interim financial statements follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002.

        The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.
ACQUISITION OF INFONAUTICS, INC.:

        On August 28, 2001, Tucows Inc., a Delaware corporation which later changed its name to Tucows (Delaware) Inc., finalized the acquisition of Infonautics, Inc., a Pennsylvania corporation ("Infonautics"). The acquisition was done as a merger of a subsidiary of Infonautics into Tucows (Delaware) Inc. so that after the merger, Tucows (Delaware) Inc. became a wholly owned subsidiary of Infonautics and Infonautics changed its name to Tucows Inc. In connection with the acquisition, for accounting purposes, all of the outstanding shares of Tucows (Delaware) Inc. were exchanged for 51,685,432 shares of Infonautics common stock. The acquisition of Infonautics has been accounted for as a reverse purchase acquisition as the former stockholders of Tucows (Delaware) Inc. acquired a majority of the outstanding shares of common stock of Infonautics and controlled the combined group of companies as a result of the acquisition. The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Tucows (Delaware) Inc., and the consolidated results of operations of the Company subsequent to the acquisition date of August 28, 2001.

        The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three months ended March 31, 2001, as if the acquisition had occurred at the beginning of that period. No pro-forma information is required for the three months ended March 31, 2002 as all the relevant entities are included in these condensed consolidated financial statements for the full three months.

Three months ended March 31, 2001
(unaudited)
Net revenues	$8,231,000
Loss for the period	(4,322,000)
Loss per share	(0.07)
3.
DISPOSITION OF LIBERTY REGISTRY MANAGEMENT SERVICES INC.:

        On March 25, 2002, the Company sold all of the outstanding shares of Liberty Registry Management Services Inc. ("Liberty RMS"), which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias, Limited. Liberty RMS owned and operated the back-end registry services for the .info registry. Total consideration received consisted of cash proceeds of $977,000 and a receivable of $87,000. The Company has recorded a gain on the disposition of Liberty RMS of $1,955,443. The Company is also entitled to additional contingent consideration of up to $1 million based on certain future performance criteria. The amount the Company may earn from the future consideration cannot be estimated at this time and no amounts have been recognized. Any amounts receivable based on these criteria will be recorded when determinable.

4.
INVESTMENTS:

        Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

        The Company holds a 7.38% interest in Afilias, Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars.

        The Company also holds an 11% interest in bigchalk.com, inc., a private company. Tucows pays bigchalk.com inc. content royalties and technical service fees for content provided to Tucows' Electric Library site, which amounted to nil and $407,000 for the three months ended March 31, 2001 and 2002, respectively. At March 31, 2002, approximately $269,000 is due to bigchalk.com inc. for these content royalties and technical service fees and is included within accounts payable.

5.
BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:

        The Company's basic (loss) earnings per common share for the three months ended March 31, 2001 and 2002 has been calculated by dividing net earnings by the weighted average number of common shares outstanding.

        The diluted earnings per common share exclude the effect of potentially dilutive shares when their effect is anti-dilutive. As all options to purchase common stock had exercise prices greater than the average market price of the common stock for all reported periods, they have been excluded from the computation of diluted earnings per share. Therefore, for all reported periods basic and diluted (loss) earnings per share are equal.

6.
CAPITAL STOCK:

	December 31, 2001		March 31, 2002
	shares	Amount	shares	Amount
			(Unaudited)
Capital stock
Common stock, no par value:
Authorized:
250,000,000 at December 31, 2001 and March 31, 2002 Issued and outstanding	64,626,429	$8,525,131	64,626,429	$8,525,131
Additional paid-in capital		50,007,685		50,007,685

		$58,532,816		$58,532,816

        In January 2001, Tucows (Delaware) Inc. entered into irrevocable subscription agreements with certain of its stockholders whereby they subscribed for and paid $2,999,973 for the right to acquire Series A convertible preferred shares. Under the subscription agreements, the value that was to be used in determining the number of Series A convertible preferred shares to be issued to each subscriber was the valuation used by Tucows (Delaware) Inc. in its next equity financing less a discount of 25%. In August 2001, Tucows (Delaware) Inc. issued 5,655,638 Series A convertible preferred shares in connection with these subscription agreements.

        On August 28, 2001, all of the outstanding Series A convertible preferred shares were converted into common stock.

7.
SUPPLEMENTAL INFORMATION:

        The following is a summary of the Company's revenue earned from each significant revenue stream:

	Three months ended March 31,
	2001	2002
	(Unaudited)
Advertising	$591,662	$377,646
Domain name and ancillary services	5,767,700	8,424,894
Digital content distribution	32,286	5,029
Electric Library subscription	—	1,118,964

	$6,391,648	$9,926,533

8.
COMMITMENTS AND CONTINGENCIES:

        The Company has been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. The lawsuits allege that the defendants are engaged in unfair competition under state laws because they are conducting an illegal lottery enterprise through the pre-registration of .biz generic top-level domains. The Company believes that the cases are without merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at March 31, 2002.

9.
RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The new statements mandate the purchase method of accounting be used for business combinations initiated on or after July 1, 2001. These new statements also establish criteria for identifying and measuring intangible assets acquired in business combinations that are recorded and reported apart from goodwill. Goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually by comparing their fair values with their book values. The new statements do not change the accounting for intangible assets with determinable lives, so they continue to be amortized over their estimated useful lives and are tested for impairment by comparing their book values with undiscounted cash flow expected to be received from their use.

        The Company adopted SFAS No. 141 and SFAS No. 142 beginning January 1, 2002. During the three months ended March 31, 2002, the Company has evaluated its intangible assets and has concluded that these intangible assets should continue to be accounted for apart from goodwill. Non-competition agreements are a definite life intangible asset and continue to be amortized over the term of the non-competition agreements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the consolidated financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        The following discussion of Tucows' financial condition and results of operations should be read with Tucows' consolidated financial statements and notes. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding Tucows' anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words expects, anticipates, intends, believes and similar language. Tucows' actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Risk Factors." You should carefully review the risks described in this Quarterly Report on Form 10-Q and in other documents Tucows files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Tucows undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

OVERVIEW

        Tucows is a distributor of Internet services to Internet service providers and web hosting companies worldwide, with a network of more than 5,000 resellers in more than 100 countries. The Tucows website offers more than 30,000 software titles in libraries located around the world, providing users with a fast local download. Tucows is a registrar accredited by the Internet Corporation for

Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top-level domains and web certificates. Tucows' properties include search and reference media sites consisting of Electric Library and Encyclopedia.com.

        On August 28, 2001, Tucows concluded an acquisition of Infonautics, Inc., an unrelated provider of personalized information agents and websites. The acquisition was done as a merger of a subsidiary of Infonautics into Tucows (Delaware) Inc. (formerly, Tucows Inc.) so that after the merger, Tucows (Delaware) Inc. became a wholly owned subsidiary of Infonautics. In the acquisition, Infonautics issued 51,685,432 shares of common stock to Tucows (Delaware) Inc. stockholders, which amounted to an approximately 80% interest of the consolidated company. On completion of the acquisition, Infonautics changed its name to Tucows Inc.

        In November 2000, ICANN selected Afilias to operate the registry for the .info top-level domains. Liberty RMS, which at that time was a wholly owned subsidiary of Tucows (Delaware) Inc., was granted a two-year contract by Afilias to provide technical registry management services for the registry operations. In August 2001, Liberty RMS began accepting registrations from registered trademark owners and in early September 2001 began accepting real-time registrations. The difficult economic environment that has existed since the launch has resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows believed that it would require a longer timeframe than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows sold the business of Liberty RMS and certain software technology required to provide registry services to Afilias in March 2002. Under the agreement, consideration for this sale was comprised of $977,000 in cash, a receivable of $87,000 and up to a $1 million in future consideration based on future performance criteria. Tucows retains its 7.38% stake in Afilias and remains a registrar for the registry.

        During the year ended December 31, 2001, Tucows undertook certain actions, including rationalizing staff positions, which it believes were necessary to manage its operating expenses prudently. As a result of the cost savings achieved, Tucows loss from operations is likely to be reduced and it has been cash flow positive from operations since November 2001. In addition, Tucows does not anticipate significant increases in the levels of capital expenditures in the foreseeable future.

Net Revenues

        Tucows earns its net revenues from four product suites: domain name registration and ancillary services, advertising, Electric Library subscription fees and digital content distribution. Digital content distribution services revenues accounted for only $5,000 of Tucows revenues for the three months ended March 31, 2002 and are not considered significant.

  Domain Name Registration and Ancillary Services

        Tucows generates the majority of its net revenues from domain name registration services on both a wholesale and retail basis. These services are purchased for a term of one to ten years. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.

        On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificate sales, to managed service providers, which Tucows refers to as MSPs, or resellers, who provide these services to their end-users to assist them in creating their web presence. The domain name registration services offered by Tucows relate to the registrar services provided for the gTLDs .com, .net, .org, .info and .biz and the country code domain .ca, .cc, .co.uk and .tv. Tucows receives revenues for each domain name registration passed through its system by resellers. Typically, Tucows receives $10 per year of registration, although some additional discounts and rebates are offered based upon volume or participation in other programs Tucows offers. Tucows receives between

$13 and $100 for each country code domain name registration and $99 for each digital certificate sold. The average term for wholesale domain name registration services over the three months ended March 31, 2002 was 15 months (for the three months ended March 31, 2001, the average term was 14 months) and if registrations are renewed, Tucows expects to produce ongoing revenues.

        On a retail basis, Tucows offers domain registration services directly to end users through its DomainDirect division. Tucows receives revenues for the retail registration of domain names and the managing of other services relating to a domain name such as domain forwarding and e-mail forwarding. Tucows' registration fee for the full suite of services is approximately $32 per year. The average term for retail domain name registration services over the three months ended March 31, 2002 was 20 months (for the three months ended March 31, 2001, the average term was 17 months) and if registrations are renewed, Tucows expects to produce ongoing revenues.

        Until the sale of Liberty RMS in March 2002, Tucows provided technical back-end registry management services to Afilias, the .info registry. Tucows received from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management was due annually in the anniversary month. Effective March 25, 2002, Tucows sold Liberty RMS to Afilias. Prior to the sale, Tucows held and it continues to hold a 7.38% interest in Afilias.

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

  Advertising

        Tucows creates advertising revenues through advertisements placed on its website and through advertisements placed on the websites of its MSP network. Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. Advertising revenues are recognized ratably over the period in which the advertisement is presented. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows recognized barter revenue of approximately $35,000 for the three months ended March 31, 2002, and nil for the three months ended March 31, 2001.

Critical accounting policies

        The following is a brief discussion of Tucows' critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of the Company's financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 of the audited financial statements of the Company for the year ended December 31, 2001 included in the Company's Annual Report on form 10-K filed with the SEC on April 1, 2002, includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows' consolidated financial statements.

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

  •
  Advertising;

  •
  Subscription fees from Tucows search and reference media sites, principally Electric Library; and

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

Product development costs

        Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 of the audited financial statements of Tucows for the year ended December 31, 2001 included in Tucows' Annual Report on form 10-K filed with the SEC on April 1, 2002. Tucows' policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management is required to use judgment in assessing criteria like the establishment of technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of long-lived assets

        Tucows reviews the recoverability of long-lived assets-based upon the existence of one or more of the following indicators of impairment:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES

	Three months ended March 31,
	2001	2002
Net revenues	$6,392,000	$9,927,000
Increase over prior period		$3,535,000
Increase—percentage		55%

        The increase in revenues primarily reflects growth in revenues from the Company's domain name registration business.

        During the quarter ended March 31, 2002, Tucows processed approximately 893,000 new, renewed and transferred-in domain name registrations. This includes approximately 166,000 names processed on behalf of other registrars. This brings the number of registered domain names under Tucows management at March 31, 2002 to approximately 3.7 million (including approximately 592,000 on behalf of other registrars), up from approximately 3.4 million (including approximately 433,000 on behalf of other registrars) at December 31, 2001 and up significantly from approximately 2.6 million at March 31, 2001. This revenue increase in domain name registrations resulted in Tucows' deferred revenue from domain name registrations and ancillary services increasing to approximately $22.0 million at March 31, 2002 from approximately $17.7 million at March 31, 2001.

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

        During the quarter ended March 31, 2002, no customer accounted for more than 10% of net revenues. One customer accounted for approximately 18% of net revenues in the three months ended Mach 31, 2001. Tucows does not expect any one customer to account for more than 10% of net revenues in 2002.

        Revenue from registry management services amounted to approximately $522,000 for the three months ended March 31, 2002. This revenue stream will not continue after March 2002 because the registry management services business was sold to Afilias. As part of the transaction, the deferred revenue recorded on Tucows' books was transferred to the purchaser.

        The Infonautics business acquired on August 28, 2001 contributed revenue of approximately $1.1 million for the three months ended March 31, 2002. As a result of the difficult direct marketing environment, Tucows' subscriber base for its Electric Library end user services dropped to approximately 51,000 at March 31, 2002 from approximately 53,000 at December 31, 2001. Subscription revenue from Electric Library resulted in Tucows' deferred revenue incrementally increasing by approximately $942,000 at March 31, 2002.

        The increases in revenue were partially offset by declines in advertising and related services revenues to approximately $378,000 for the three months ended March 31, 2002 from approximately $592,000 for the three months ended March 31, 2001. This decline is primarily the result of the continued slowdown in online advertising revenue from emerging new economy companies as they re-assess their online strategies.

COST OF REVENUES

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and digital content distribution services.

	Three months ended March 31,
	2001	2002
Cost of revenues	$3,917,000	$6,595,000
Increase over prior period		$2,678,000
Increase—percentage		68%
Percentage of revenues	61%	66%

        Growth of revenues was the primary factor in the increase of cost of revenues in the three months ended March 31, 2002 from 2001. In addition, during the second half of 2001 until March 2002, Tucows incurred costs in providing back-end registry services for the .info gTLD which was sold to Afilias in March 2002. Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth of domain name registrations and ancillary services. Tucows acquisition of Infonautics has resulted in an increase in its cost of revenues since the acquisition in August 2001.

        Cost of revenues for domain name registrations consist of registry fees and network costs. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses comprise primarily communication and provisioning costs related to the management and support of the network. The increase in cost of revenues was primarily due to the corresponding cost of the increased registry fees for domain names registered during the three months ended March 31, 2002 and the full impact of the ratable portion of the cost of registry fees for domain names registered in prior periods. Cost of revenues also increased as a result of the impact of higher networking costs relating to Tucows' registry management services division.

        Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. These fees are recognized ratably over the term of the registration. Tucows pays a $6 per domain year registry fee for each .com, .net and .org domain name registration. Registration fees for each .info domain name registration are $5.75 per domain year, and registration fees for each .biz domain name registration are $5.30 per domain year. From October 2000, Tucows paid Cdn$20.00 per year registry fee for each .ca domain name registration. This was reduced to Cdn$15.00 in February 2002. These fees are payable on the anniversary date of each domain name registration. Domain name fees paid for future registrations are deferred as prepaid expenses and are then recognized on a straight-line basis over the registration period consistent with the recognition of revenues from Tucows' customers.

        To provide the registry management services contemplated in the back-end registry services agreements signed with Afilias, Tucows entered into agreements with third party suppliers for services and technical support, including web hosting necessary for the operation of the .info registry. Under these agreements, Tucows was committed to monthly payments ranging from approximately $97,000 to approximately $335,000, depending upon the completion of certain milestones specified in the agreements. This resulted in an increase of approximately $881,000 in cost of sales for the three months ended March 31, 2002. These costs will not continue as a result of the disposal of these commitments as a part of the sale of Liberty to Afilias.

        The principal elements of cost associated with the delivery of the Electric Library services was the approximately $407,000 royalty and license fees on end-user revenues paid to bigchalk.com, inc. during the three months ended March 31, 2002. bigchalk.com is currently the sole provider of content, hardware, software, and related costs to deliver the Electric Library services.

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

	Three months ended March 31, 2002
	2001	2002
Sales and marketing	$1,951,000	$1,105,000
Decrease over prior period		$(846,000)
Decrease—percentage		(43)%
Percentage of revenues	31%	11%

        The lower cost structure was primarily the result of a reduction in marketing expenses to approximately $245,000 for the three months ended March 31, 2002 from approximately $834,000 for the three months ended March 31, 2001. In light of the current economic environment, Tucows re-assessed its marketing strategies and decreased its headcount to reduce its cost base to better position it to return to a positive cash flow position during the fourth quarter of 2001. The Company believes that sales and marketing expenses (in absolute dollars) will remain flat or increase slightly on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings. This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names (both at a registrar and registry level) and to distribute its digital content services. Editorial costs relating to the rating and review of the software content libraries are expensed in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Three months ended March 31,
	2001	2002
Technical operations and development expenses	$1,246,000	$1,059,000
Decrease over prior period		$(187,000)
Decrease—percentage		(15)%
Percentage of revenues	19%	11%

        The decrease in technical operations and development expenses was due to Tucows' cost cutting initiatives, primarily headcount reductions, undertaken in September 2001, which, in the short-term, are expected to result in a decrease in absolute dollars spent on technical operations and development (headcount at March 31, 2002 had decreased by 21 individuals from March 31, 2001). This decrease was offset by a reduction in the amount of capitalized research and development expenses, amounting to approximately $180,000 for the three months ended March 31, 2002, down from approximately $440,000 for the three months ended March 31, 2001. Tucows expects technical operations and development expenses (in absolute dollars) to increase as its business continues to grow and as it further develops its applications and services.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended March 31,
	2001	2002
General and administrative	$844,000	$1,035,000
Increase over prior period		$191,000
Increase—percentage		23%
Percentage of revenues	13%	10%

        General and administrative expenses increased over the three months ended March 31, 2002. The incremental increase in costs for the three months ended March 31, 2002 is associated with public listing expenses and the additional infrastructure costs as a result of the Infonautics acquisition in August 2001. Tucows expects general and administrative expenses to increase in absolute dollars as it incurs incremental expenses as a public company and adds infrastructure.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2001	2002
Depreciation	$865,000	$1,130,000
Increase over prior period		$265,000
Increase—percentage		31%
Percentage of revenues	14%	11%

        The increase in depreciation was primarily due to additions to property and equipment, such as computers, furniture and software.

DEPRECIATION OF INTANGIBLE ASSETS

        Intangible assets consist of amounts relating to the non-competition agreements entered into with the former owners of the Tucows Division of Tucows Interactive Limited and are amortized on a straight-line basis over three years.

        Amortization of goodwill amounted to approximately $759,000 and nil for the three months ended March 31, 2001 and 2002, respectively.

	Three months ended March 31,
	2001	2002
Amortization	$926,000	$167,000
Decrease over prior period		$(759,000)
Decrease—percentage		(82)%
Percentage of revenues	14%	2%

        The decrease in the amortization expense relates to amortization of goodwill during the three months ended March 31, 2001, which was fully written off at December 31, 2001.

OTHER INCOME (EXPENSES), NET

	Three months ended March 31,
	2001	2002
Other income (expenses)	$26,000	$1,929,000
Increase over prior period		$1,903,000
Increase—percentage		7,319%
Percentage of revenues	0%	19%

        For the three months ended March 31, 2002, Tucows showed a gain from disposition of Liberty RMS in the amount of approximately $2.0 million. In addition, during January 2002 Tucows concluded the sale of its subsidiary, Eklektix, Inc., and recorded a loss in the amount of approximately $44,000. Other income includes net interest income of approximately $18,000 for the three months ended March 31, 2002 as compared to net interest income of approximately $26,000 for the three months ended March 31, 2001.

INCOME TAXES

        No provision for income taxes has been recorded for the three months ended March 31, 2002 and 2001 because Tucows had operating losses for both of these periods.

LIQUIDITY AND CAPITAL RESOURCES

        Tucows had cash and cash equivalents of approximately $6.2 million at March 31, 2002 as compared to $4.8 million at December 31, 2001, an increase of $1.4 million. The primary reasons for the increase were the disposition of Liberty RMS in March 2002 and the cash generated from operating activities for the three months ended March 31, 2002.

        Tucows' operating activities provided cash of approximately $706,000 during the three months ended March 31, 2002, as compared to using cash of approximately $2.6 million for the three months ended March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2002 resulted primarily from net income for the period and a net increase in deferred revenue (before the disposition of Liberty RMS). This was partially offset by the increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities.

        Net cash used in financing activities was approximately $20,000 for the three months ended March 31, 2002 relating to repayments of capital lease obligations and net cash provided by financing activities was approximately $3.0 million for the three months ended March 31, 2001 being proceeds on a rights issue.

        Tucows does not anticipate that capital expenditures (in absolute dollars) will continue to increase. Based on Tucows' operations, Tucows believes that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months. Tucows may then need to, or before that time it may choose to, raise additional funds or seek other financing arrangements to facilitate more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or services, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products.

        If additional financing is required, Tucows may not be able to raise it on acceptable terms or at all, and additional financing may reduce the interest of existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may reduce the interest of existing investors.

RISK FACTORS

        In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Tucows and its business because these factors currently have a significant impact or may have a significant impact on its business, operating results or financial condition. Actual results could differ materially from those suggested in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q.

Tucows common stock has been delisted, and investors may find it more difficult to sell Tucows common stock.

        Tucows common stock was delisted from the Nasdaq SmallCap market in June 2001. Tucows common stock is now quoted on the OTC Bulletin Board maintained by Nasdaq. The fact that Tucows common stock is not listed is likely to make trading Tucows shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for Tucows to raise additional capital. An investor may find it more difficult to sell Tucows common stock or to obtain accurate quotations of the share price of Tucows common stock. Management has not determined when or whether it will apply again for listing on the Nasdaq SmallCap market.

        Tucows is also subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule, broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser's written consent to the transaction prior to the sale. This rule may deter broker-dealers from recommending or selling Tucows' stock, which may negatively affect the liquidity of Tucows' stock.

Tucows' stock price may vary significantly, which may make it difficult to resell your shares when you want to at prices you find attractive.

        Tucows' stock price has varied significantly recently and if it continues to vary, the price of its common stock may decrease in the future regardless of the company's operating performance. Investors may be unable to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

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

        The stock market in general, and the market for Internet-related companies, including Tucows, in particular, has experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of Tucows' stock to drop, regardless of Tucows' performance.

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

        Tucows incurred net losses of approximately $13.4 million for the year ended December 31, 2001, including approximately $8.3 million of amortization and write down of intangible assets and negative cash flow from operating activities of $6.1 million. Although Tucows was profitable in the first three months of 2002, primarily because of the sale of its subsidiary, Liberty Registry Management Services Inc., Tucows believes it will incur losses in the future, and it may never become consistently profitable or generate positive cash flow from operating activities.

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

        Before 1999, Network Solutions Inc., which is now a part of VeriSign, Inc., managed the domain name registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN, the Internet Corporation for Assigned Names and Numbers, to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, in the U.S., Congress has held hearings to evaluate ICANN's selection process for new top-level domains.

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

        If any of these risks occur or the class action lawsuits, or others like them, are maintained, they could create instability in the domain name registration system business. These risks and the class action lawsuits, or others like them, could also disrupt or suspend portions of Tucows' domain name registration business, which would result in reduced revenue. Any litigation or claims against Tucows could result in significant costs of defence, liability for damages and diversion of management's time and attention.

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

        Based on VeriSign's quarterly press releases, the VeriSign registrar registered approximately 1.6 million, new, renewed and transferred registrations under the top-level domains for the three months ended March 31, 2002. This compares with the approximately 893,000 new, renewed and transferred domain names that Tucows registered (including approximately 166,000 processed on behalf of other registrars) for the three months ended March 31, 2002. As of March 31, 2002, the VeriSign registrar supported approximately 11.5 million of the approximately 27.3 million active .com, .net and .org domain names, compared to approximately 3.7 million domain names that Tucows supported (including approximately 592,000 on behalf of other registrars).

        Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. The growth of registrars who have entered the industry may make it difficult for Tucows to maintain its current market share. As of March 31, 2002, ICANN had accredited 104 competitive registrars, including Tucows, to register domain names in the .com, .net and .org domains. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.

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

        The .com, .net and .org domain name markets are now stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they experienced in the past. The VeriSign registry has reported a decline in the number of new registrations starting in the third quarter of 2000; this has continued until the first quarter of 2002, for which VeriSign reported a slight increase in new registrations.

        If a decline in the market for new domain names were to resume and continue, the growth of Tucows' domain name registration business would be restricted and its revenues may decline.

If Tucows' MSPs do not renew their domain name registrations through Tucows, its revenues may decline.

        The growth of Tucows' business depends in part on its MSPs' renewal of their domain name registrations through Tucows. The renewal and transfer of existing domain registrations as a proportion of the total domain name market has increased and is expected to increase further in 2002. Tucows believes that a large number of the domain names registered in 1999 and 2000 were registered by speculators who registered names with the intention of reselling them rather than putting them to use. For this reason, Tucows believes that a significant number of the existing domain names will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, Tucows believes that renewals will become an increasingly important part of the business. If Tucows' MSP's do not renew their domain name registrations through Tucows, its revenues may decline. The first expirations for .com, .net and .org domain names occurred in January 2001, and Tucows has limited experience with registration renewals for generic top level and country code domain names.

        Tucows anticipates that its renewal rate will be affected by the growing use of direct marketing practices by some competitors. If Tucows is unable to retain customers in the face of direct solicitation of its renewing customers by competitors, revenues from renewals will decrease.

        If MSPs decide, for any reason, not to renew their registrations through Tucows, revenues from domain name registrations will decrease.

If Tucows' MSPs do not choose to sell the recently introduced generic top-level domains Tucows' business may not grow, and its revenue from that business may decline.

        In the fourth quarter of 2000, ICANN announced that the introduction of new generic top-level domains was scheduled for the first or second quarter of 2001. .info was launched to the public on September 12, 2001 and .biz on November 7, 2001. .name began to sell registrations in January 2002 and expects its live registration service to begin in June 2002. Although demand for these new registries has been below expectations, it is too early to determine the long-term success of these new top-level domains. If Tucows' MSP's do not elect to sell the new top level domains or if their customers do not respond positively to the new generic top level domains, Tucows may not be able to develop its domain name registration business as planned.

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

        Tucows is a minority shareholder in the Afilias consortium that is responsible for the .info top level domain. The venture may cause Tucows to incur additional capital and operating expenses to develop the registry.

        Afilias, Limited, a consortium of 18 ICANN accredited registrars, including Tucows, is responsible for the .info top level domain. If Afilias is unable to operate with its existing capital or elects to expand its business, it may request additional investments by its shareholders. If Tucows decides not to make any further investments, its shareholdings in the venture may be diluted.

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

Tucows operates on a global basis, and clients around the world are required to execute its standard agreements. Tucows' standard domain name registration agreement may not be enforceable which could subject Tucows to liability.

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

        Competition in Tucows' business of providing electronic information is intense. Some of Tucows' competitors, such as Yahoo!, America Online, About.com, Britannica.com, and Northern Light, have greater resources and name recognition than Tucows. Many of these competitors have substantially greater experience and larger customer bases than Tucows. Tucows' competitors may succeed in:

  •
  responding more quickly to new or emerging technologies and changes in customer requirements;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Tucows develops products in Canada and sells these products in North America and Europe. Tucows' sales are primarily made in United States dollars. Tucows' financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows has not to date used derivative instruments to hedge its foreign exchange risk. Tucows' interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material market risk exposure.

        Tucows has invested in two privately held companies. There is no public market for their stock.

PART II.
OTHER INFORMATION

ITEM 1. Legal Proceedings.

        Since April 1, 2002, the date of the filing of Tucows' Annual Report on Form 10-K for the year ended December 31, 2001, there have been no new material legal proceedings involving Tucows, nor have there been any material developments in the legal proceedings reported in the Form 10-K. Please see note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:

        None.

(b)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCOWS INC.
Dated: May 15, 2002	By:	/s/ ELLIOT NOSS Elliot Noss Chief Executive Officer
Dated: May 15, 2002	By:	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer Principal Financial and Accounting Officer

QuickLinks

Tucows Inc. Form 10-Q Quarterly Report INDEX
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings.
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES