Form 10-Q
period 2002-06-30
TUCOWS INC /PA/
filed 2002-08-13
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, no par value	Outstanding at June 30, 2002 64,626,429

Tucows Inc.
Form 10-Q Quarterly Report
INDEX

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,870,965	$4,814,189
Restricted cash (note 8)	746,000	—
Accounts receivable, net of allowance for doubtful accounts of $363,579 at June 30, 2002 and $276,579 at December 31, 2001	322,203	817,990
Prepaid expenses and deposits	2,095,362	2,041,927
Prepaid domain name registry fees, current portion	10,889,447	10,034,413

Total current assets	19,923,977	17,708,519
Restricted cash (note 8)	450,000	—
Prepaid domain name registry fees, long-term portion	3,307,667	2,599,962
Property and equipment	2,098,427	3,691,390
Intangible assets	—	222,222
Investments	353,737	1,367,072

Total assets	$26,133,808	$25,589,165

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$1,442,150	$1,958,744
Accrued liabilities	1,382,786	2,242,858
Customer deposits	2,245,958	1,951,336
Obligations under capital lease	27,495	58,772
Deferred revenue, current portion	18,925,874	18,444,280

Total current liabilities	24,024,263	24,655,990
Deferred revenue, long-term portion	5,495,257	4,270,341
Obligations under capital lease, net of current portion	38,093	52,387
Stockholders' deficiency:
Capital stock	58,532,816	58,532,816
Deferred stock-based compensation	(265,317)	(346,000)
Deficit	(61,691,304)	(61,576,369)

Total stockholders' deficiency	(3,423,805)	(3,389,553)

Total liabilities and stockholders' deficiency	$26,133,808	$25,589,165

See accompanying notes to condensed consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net revenues	$9,480,187	$7,187,394	$19,406,720	$13,579,042
Cost of revenues	5,636,988	4,653,170	12,231,513	8,570,470

Gross profit	3,843,199	2,534,224	7,175,207	5,008,572
Operating expenses:
Sales and marketing(*)	800,897	1,819,352	1,905,753	3,770,430
Technical operations and development	958,780	1,396,797	2,017,709	2,642,881
General and administrative(*)	1,151,621	1,093,453	2,186,453	1,937,812
Depreciation of property and equipment	764,576	966,063	1,894,674	1,831,018
Amortization of intangible assets	55,556	937,586	222,222	1,863,446

Total operating expenses	3,731,430	6,213,251	8,226,811	12,045,587

Income (loss) from operations	111,769	(3,679,027)	(1,051,604)	(7,037,015)
Other income (expenses)
Interest income	21,019	(27,193)	38,865	(756)
Write down of investment in bigchalk.com	(1,013,335)	—	(1,013,335)	—
Gain on disposal of Liberty Registry Management Services Inc.	—	—	1,955,443	—
Loss on disposal of Eklektix Inc.	—	—	(44,304)	—

	(992,316)	(27,193)	936,669	(756)

Loss before provision for income taxes	(880,547)	(3,706,220)	(114,935)	(7,037,771)
Provision for income taxes	—	—	—	—

Net loss for the period	$(880,547)	$(3,706,220)	$(114,935)	$(7,037,771)

Basic and diluted loss per share	$(0.01)	$(0.86)	$(0.00)	$(1.64)

Shares used in computing basic and diluted loss per common share	64,626,429	4,291,500	64,626,429	4,291,500

(*)Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$27,406	$27,406	$54,511	$54,511
General and administrative	$13,159	$13,159	$26,172	$26,172

See accompanying notes to condensed consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Cash provided by (used in):
Operating activities:
Net Loss for the period	$(880,547)	$(3,706,220)	$(114,935)	$(7,037,771)
Items not involving cash:
Depreciation of property and equipment	764,576	966,063	1,894,674	1,831,018
Amortization of intangible assets	55,556	937,586	222,222	1,863,446
Write down of investment in bigchalk.com	1,013,335	—	1,013,335	—
Stock-based compensation	40,565	40,565	80,683	80,683
Gain on disposal of Liberty Registry Management Services Inc.	—	—	(1,955,443)	—
Loss on write-off of Eklektix Inc.	—	—	44,304	—
Change in non-cash operating working capital:
Accounts receivable	115,049	62,989	322,883	206,093
Prepaid expenses and deposits	(221,508)	(271,661)	(192,858)	(714,781)
Prepaid domain name registry fees	(935,607)	(964,264)	(1,839,971)	(3,209,171)
Accounts payable	(134,651)	290,409	(179,149)	(734,313)
Accrued liabilities	(396,762)	86,533	(741,268)	684,487
Customer deposits	236,021	130,170	309,217	18,007
Deferred revenue	1,476,004	740,798	2,974,449	2,679,622

Cash provided by (used in) operating activities	1,132,031	(1,687,032)	1,838,143	(4,332,680)

Financing activities:
Proceeds on rights issue	—	—	—	3,024,369
Loans payable	—	3,800,000	—	3,800,000
Repayments of obligations under capital leases	(25,795)	—	(45,571)	—

Cash provided by (used in) financing activities	(25,795)	3,800,000	(45,571)	6,824,369

Investing activities:
Additions to property and equipment	(242,683)	(816,455)	(448,057)	(1,971,214)
Increase in restricted cash—being margin security against forward exchange contracts (note 8)	(1,196,000)	—	(1,196,000)	—
Investment in Afilias Limited	—	(95,706)	—	(95,706)
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	—	938,889	—
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	—	(30,628)	—
Deferred acquisition costs	—	—	—	(313,098)

Cash used in investing activities	(1,438,683)	(912,161)	(735,796)	(2,380,018)

Increase (decrease) in cash and cash equivalents	(332,447)	1,200,807	1,056,776	111,671
Cash and cash equivalents, beginning of period	6,203,412	1,081,058	4,814,189	2,170,194

Cash and cash equivalents, end of period	$5,870,965	$2,281,865	$5,870,965	$2,281,865

Supplemental cash flow information:
Interest paid	$7,130	$37,361	$11,628	$37,664

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND BASIS OF PRESENTATION:

        Tucows Inc., a Pennsylvania corporation (the "Company" or "Tucows"), provides Internet domain name registration and other online products and services such as the delivery of private label applications, services and content through its global Internet-based distribution network to Internet service providers, web hosting companies, web designers, VARs and other providers of internet services to end users (sometimes collectively referred to as "MSP's").

        The accompanying interim unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments consisting of normal recurring adjustments and other adjustments appropriate in the circumstances that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at June 30, 2002 and the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001.

        The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and do not include all information and notes normally provided in annual financial statements. Except for derivative financial instruments, which have been accounted for in the manner described in the following paragraph, these interim financial statements follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002.

        The Company follows Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 and Statement of Financial Accounting Standard No. 138, which amended SFAS No. 133, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized in the statement of financial position at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The Company has not complied with the documentation standards for its derivative financial instruments to be accounted for as hedges and has therefore accounted for such derivative financial instruments at their fair value.

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

        The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2001, as if the acquisition had occurred at the beginning of that period. No pro-forma information is required for the three and six months ended June 30, 2002 as all the relevant entities are included in these condensed consolidated financial statements for the full six months.

	Three months ended June 30, 2001	Six months ended June 30, 2001
	(unaudited)	(unaudited)
Net revenues	$8,704,000	$16,935,000
Loss for the period	$(5,083,000)	$(9,405,000)
Loss per share	$(0.08)	$(0.15)

3.    DISPOSITION OF LIBERTY REGISTRY MANAGEMENT SERVICES INC.:

        On March 25, 2002, the Company sold all of the outstanding shares of Liberty Registry Management Services Inc. ("Liberty RMS"), which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited. Liberty RMS owned and operated the back-end registry services for the.info registry. Total consideration received consisted of cash proceeds of $977,000 and a receivable of $87,000. The Company has recorded a gain on the disposition of Liberty RMS of $1,955,443. The Company is also entitled to additional contingent consideration of up to $1 million based on certain future performance criteria. The amount the Company may earn from the future consideration cannot be estimated at this time and no amounts have been recognized. Any amounts receivable based on these criteria will be recorded when determinable.

4.    INVESTMENTS:

        Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

        The Company holds a 7.38% interest in Afilias Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars.

        The Company also holds an 11% interest in bigchalk.com, inc. ("bigchalk"), a private company. Tucows pays bigchalk content royalties and technical service fees for content provided to Tucows' Electric Library site, which amounted to approximately $378,000 for the three months ended June 30, 2002, and approximately $785,000 for the six months ended June 30, 2002. At June 30, 2002, approximately $246,000 is owed to bigchalk for these content royalties and technical service fees and is included within accrued liabilities. During the quarter ended June 30, 2002, the Company reviewed the carrying value of its investment in bigchalk. Based on this review, Tucows believes that a permanent decline in the value of this investment has occurred and has recorded a write down in the amount of $1,013,335 against the carrying value of this investment. The carrying value of this investment at June 30, 2002 was nil.

5.    BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:

        The Company's basic (loss) earnings per common share for the three and six months ended June 30, 2002 and 2001 has been calculated by dividing net earnings by the weighted average number of common shares outstanding.

        The diluted earnings per common share exclude the effect of potentially dilutive shares when their effect is anti-dilutive. As all options to purchase common stock had exercise prices greater than the average market price of the common stock for all reported periods, they have been excluded from the computation of diluted earnings per share. Therefore, for all reported periods, basic and diluted loss per share is equal.

6.    CAPITAL STOCK:

	June 30, 2002		December 31, 2001
	shares	Amount	shares	Amount
	(unaudited)
Capital stock
Common stock, no par value:
Authorized:
250,000,000 at June 30, 2002 and December 31, 2001
Issued and outstanding	64,626,429	$8,525,131	64,626,429	$8,525,131
Additional paid in capital		50,007,685		50,007,685

		$58,532,816		$58,532,816

7.    SUPPLEMENTAL INFORMATION:

        The following is a summary of the Company's revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Advertising and other revenue	$379,953	$534,555	$762,628	$1,158,503
Domain name and ancillary services	8,054,774	6,652,839	16,479,668	12,420,539
Electric Library subscription	1,045,460	—	2,164,424	—

	$9,480,187	$7,187,394	$19,406,720	$13,579,042

8.    COMMITMENTS AND CONTINGENCIES:

        The Company has been named as a defendant in a lawsuit filed in the Superior Court in the Province of Ontario, Canada. The lawsuit alleges that the Company defamed the plaintiff when the Company warned its customers about the plaintiff's business practices. Tucows does not believe that the lawsuit has merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe it will be liable for any damages and accordingly has not accrued any amounts at June 30, 2002.

        In addition, the Company has been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. The lawsuits allege that the defendants were engaged in unfair competition under state laws because they conducted an illegal lottery enterprise through the pre-registration of.biz generic top-level domains. The Company believes that the cases are without merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at June 30, 2002.

        The Company has entered into a series of forward foreign exchange contracts ("Contracts") in the aggregate amount of $14.25 million, at an average foreign exchange rate of 1.5430, whereby an amount of U.S.$375,000 is converted into Canadian dollars on a semi-monthly basis from June 2002 until the end of December 2003. As margin security against these Contracts, the Company has placed $1,196,000 into secured term deposits, which mature on a monthly basis in line with the Contracts. The margin security in the amount of $1,196,000 is reflected as restricted cash on the balance sheet. As of June 30, 2002, notional amounts of $13.5 million were outstanding under these contracts.

9.    RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The new statements mandate the purchase method of accounting be used for business combinations initiated on or after July 1, 2001. These new statements also establish criteria for identifying and measuring intangible assets acquired in business combinations that are recorded and reported apart from goodwill. Goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually by comparing their fair values with their book values. The new statements do not change the accounting for intangible assets with determinable lives; they continue to be amortized over their estimated useful lives and are tested for impairment by comparing their book values with undiscounted cash flows expected to be received from their use.

        The Company adopted SFAS No. 141 and SFAS No. 142 beginning January 1, 2002. During the three and six months ended June 30, 2002, the Company has evaluated its intangible assets and has concluded that these intangible assets should continue to be accounted for apart from goodwill. Non-competition agreements are definite life intangible assets and continue to be amortized over the term of the non-competition agreements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of Tucows' financial condition and results of operations should be read with Tucows' condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding Tucows' anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words expects, anticipates, intends, believes and similar language. Tucows' actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Risk Factors." You should carefully review the risks described in this Quarterly Report on Form 10-Q and in other documents Tucows files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Tucows undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

OVERVIEW

        Tucows is a distributor of Internet services, including domain registration, to Internet service providers, web hosting companies and other providers of Internet services to end-users, with a network of more than 5,000 resellers in more than 100 countries. Tucows is a registrar accredited by the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top-level domains and web certificates. The Tucows website offers more than 30,000 software titles in libraries located around the world, providing users with a fast local download. Tucows' other content properties include search and reference media sites such as of Electric Library, Sleuth Technology and Encyclopedia.com.

        The three months ended June 30, 2002 represents the first quarter in which Tucows was both cash flow positive and profitable from operations. This has primarily been achieved by both revenue growth and continued cost savings. The cost savings are the result of Tucows' continued efforts to manage operating expenses prudently.

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

        In November 2000, ICANN selected Afilias to operate the registry for the .info top-level domains. Liberty RMS, which at that time was a wholly owned subsidiary of Tucows (Delaware) Inc., was granted a two-year contract by Afilias to provide technical registry management services for the registry operations. In August 2001, Liberty RMS began accepting registrations from registered trademark owners and in early September 2001 began accepting real-time registrations. The difficult economic environment that has existed since the launch has resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows believed that it would require a longer timeframe than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows sold the business of Liberty RMS and certain software technology required to provide registry services to Afilias in March 2002. Under the agreement, consideration for this sale was comprised of $977,000 in cash, a receivable of $87,000 and up to a $1 million in future consideration based on future performance criteria. Tucows retains its 7.38% stake in Afilias and remains a registrar for the ..info registry.

Net Revenues

        Tucows earns its net revenues primarily from three services: domain name registration and ancillary services, Electric Library subscription fees and advertising and other revenue. Digital content distribution services revenues accounted for only $23,000 and $28,000 of Tucows revenues for the three and six months ended June 30, 2002, respectively, and as this revenue stream is not considered significant, it has been included with advertising and other revenue.

  Domain name registration and ancillary services

        Tucows generates the majority of its net revenues from domain name registration services on both a wholesale and retail basis. These services are purchased for terms of one to ten years. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably into revenue on a monthly basis over the term of the registration.

        On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificates, to MSPs, or resellers, who provide these services to their end-users to assist them in creating their web presence. The domain name registration services offered by Tucows are for the gTLDs .com, .net, .org, .info and .biz and the country code domains .ca, .cc, .co, .uk, .us and .tv. Tucows receives revenues for each domain name registration passed through its system by resellers. Typically, Tucows receives $10 per year of registration, although some additional discounts and rebates are offered based upon volume or participation in other programs Tucows offers. Tucows receives between $13 and $100 for each country code domain name registration and $99 for each digital certificate sold. The average term for wholesale domain name registration services over the three and six months ended June 30, 2002 was 15 months (for the three and six months ended June 30, 2001, the average term was 14 months). If registrations are renewed, Tucows expects to produce ongoing revenues.

        On a retail basis, Tucows offers domain registration services directly to end users through its DomainDirect division. Tucows receives revenues for the retail registration of domain names and the managing of other services relating to a domain name such as domain forwarding, Domain Name Service ("DNS"), web site creation and web site hosting, e-mail and e-mail forwarding. Tucows' registration fee for the full suite of services is approximately $32 per year. The average term for retail domain name registration services over the three and six months ended June 30, 2002, was 19 and 20 months, respectively (for the three and six months ended June 30, 2001, the average term was 17 months).

        Prior to the sale of Liberty RMS in March 2002, Tucows provided technical back-end registry management services to Afilias, the .info registry. Tucows received from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management was due annually in the anniversary month. Effective March 25, 2002, Tucows sold Liberty RMS to Afilias. Prior to the sale, Tucows held and it continues to hold a 7.38% interest in Afilias.

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

  Advertising and other revenue

        Tucows generates advertising revenues through advertisements placed on its content properties. Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered to traditional advertisers. In addition, in response to the decline in the online advertising marketplace, Tucows established an Author Resource Centre ("ARC"), whereby software developers, who rely on Tucows as a primary source of distribution, are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Advertising revenues are recognized ratably over the period in which the advertisement is presented. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows recognized barter revenue of approximately $7,000 and $42,000 for the three and six months ended June 30, 2002, respectively, and nil for the three and six months ended June 30, 2001.

Critical accounting policies

        The following is a brief discussion of Tucows' critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of the Company's financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 of the audited financial statements of the Company for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002, includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows' consolidated financial statements.

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

Revenue recognition policy

        Tucows earns revenues from:

  •
  Domain name registration fees on both a wholesale and retail basis and ancillary services;

  •
  Advertising and other revenue; and

  •
  Subscription fees from Tucows search and reference media sites, principally Electric Library.

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

        Tucows also generates revenues from online advertising through advertisements placed on its content properties. Advertising revenues are primarily derived from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. Advertising revenues are recognized ratably over the period in which the advertisement is presented. To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

Product development costs

        Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to the audited financial statements of Tucows for the year ended December 31, 2001, included in Tucows' Annual Report on Form 10-K filed with the SEC on April 1, 2002. Tucows' policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management is required to use its judgment in assessing technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of long-lived assets

        Tucows reviews the recoverability of long-lived assets based upon the existence of one or more of the following indicators of impairment:

  •
  a significant underperformance relative to expected historical or projected future operating results;

  •
  a significant change in the manner of Tucows' use of the acquired asset or the strategy for its overall business; and

  •
  a significant negative industry or economic trend.

        Tucows measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in Tucows' current business model. Management bases its estimates in preparing the discounted cash flows on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net revenues	$9,480,187	$7,187,394	$19,406,720	$13,579,042
Increase over prior period	$2,292,793		$5,827,678
Increase—percentage	32%		43%

        The increase in revenues primarily reflects growth in revenues from the Company's domain name registration business and acquisition of Infonautics in August 2001, as further described below.

        During the quarter ended June 30, 2002, Tucows processed approximately 740,000 new, renewed and transferred-in domain name registrations bringing the number of registered domain names under Tucows' management at June 30, 2002 to approximately 3.3 million, up from approximately 2.8 million at June 30, 2001. In addition, during the quarter ended June 30, 2002, Tucows processed approximately 208,000 names on behalf of other registrars, bringing the total number of domain names processed on behalf of other registrars to approximately 734,000, up from approximately 592,000 at March 31, 2002 and approximately 152,000 at June 30, 2001. This revenue increase in domain name registrations resulted in Tucows' deferred revenue from domain name registrations and ancillary services increasing to approximately $23.5 million at June 30, 2002 from approximately $22.0 million at March 31, 2002 and approximately $18.5 million at June 30, 2001.

        During the three and six months ended June 30, 2002, no customer accounted for more than 5% of net revenues. One customer accounted for approximately 17% of net revenues in the three and six months ended June 30, 2001. Tucows does not expect any one customer to account for more than 10% of net revenues in 2002.

        In March 2002, Tucows sold its registry management services business to Afilias. Revenue from registry management services for the three months ended March 31, 2002 was approximately $522,000.

        The Infonautics business, which consists primarily of the Electric Library subscription service, which was acquired on August 28, 2001, contributed revenue of approximately $1.0 and $2.2 million for the three and six months ended June 30, 2002 respectively. As a result of seasonality and the continued difficult direct marketing environment, Tucows' subscriber base for its Electric Library end user services continued to fall and dropped to approximately 47,000 at June 30, 2002 from approximately 51,000 at March 31, 2002. This decline in subscription revenue from Electric Library resulted in Tucows' deferred revenue, relating to Electric Library, decreasing to approximately $899,000 at June 30, 2002 from approximately $942,000 at March 31, 2002.

        The increases in revenue were partially offset by declines in advertising and related services revenues to approximately $380,000 and approximately $763,000 for the three and six months ended June 30, 2002, respectively, from approximately $535,000 and $1.2 million for the three and six months ended June 30, 2001, respectively. This decline is primarily the result of the continued slowdown in the traditional online advertising market, which has been partially offset by revenue generated by the Tucows Author Resource Centre.

COST OF REVENUES

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and digital content distribution services.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Cost of revenues	$5,636,988	$4,653,170	$12,231,513	$8,570,470
Increase over prior period	$983,818		$3,661,043
Increase—percentage	21%		43%
Percentage of revenues	59%	65%	63%	63%

        Growth of revenues was the primary factor in the increase of cost of revenues in the three and six months ended June 30, 2002 compared to the same periods ended June 30, 2001. The decrease of approximately $1.0 million in cost of revenues for the quarter ended June 30, 2002 when compared to the quarter ended March 31, 2002 was primarily attributable to Tucows transferring its monthly contractual payments ranging from approximately $97,000 to approximately $335,000 to Afilias in March 2002, as part of the sale of its registry services business. Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of the continued growth of domain name registrations and ancillary services.

        Cost of revenues for domain name registrations consist of registry fees and network costs. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses comprise primarily communication and provisioning costs related to the management and support of the network. The increase in cost of revenues for domain name registrations was primarily due to the growth in domain name registration revenues and the corresponding cost of registry fees for domain names registered during the three and six months ended June 30, 2002 and the full impact of the ratable portion of the cost of registry fees for domain names registered in prior periods.

        Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. These fees are recognized ratably over the term of the registration. Tucows pays a $6 per domain year registry fee for each .com, .net and .org domain name registration. Registration fees for each .info domain name registration are $5.75 per domain year, and registration fees for each .biz domain name registration are $5.30 per domain year. From October 2000 to February 2002, Tucows paid Cdn$20.00 per year registry fee for each .ca domain name registration. This was reduced to Cdn$15.00 in February 2002. These fees are payable on the anniversary date of each domain name registration. Domain name fees paid for future registrations are deferred as prepaid expenses and are then recognized on a straight-line basis over the registration period consistent with the recognition of revenues from Tucows' customers.

        The acquisition of Infonautics in August 2001 has increased cost of revenues with the addition of the Electric Library subscriptions revenue stream. The principal elements of costs associated with the delivery of the Electric Library subscriptions are royalty and license fees on end-user revenues paid to bigchalk.com, inc. ("bigchalk"), amounting to approximately $381,000 and $792,000 for the three and six months ended June 30, 2002, respectively. bigchalk is currently the sole provider of content, hardware, software, and related costs to deliver the Electric Library subscriptions.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Sales and marketing	$800,897	$1,819,352	$1,905,753	$3,770,430
Decrease over prior period	$(1,018,455)		$(1,864,677)
Decrease—percentage	-56%		-49%
Percentage of revenues	8%	25%	10%	28%

        The decrease in sales and marketing expenses was primarily due to the headcount reductions and the reassessment of the Company's marketing strategies in 2001. These initiatives have resulted in an increased focus on targeted customer acquisition programs being undertaken in fiscal 2002, which has resulted in significantly lower amounts being spent on other traditional marketing activities including trade shows (approximately $100,000), advertising (approximately $500,000), and other marketing programs (approximately $100,000). In addition, marketing activities traditionally slows in the summer months which also contributed to the lower marketing expenses during the second quarter. The Company believes that sales and marketing expenses (in absolute dollars) will increase on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings. This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names and to distribute its digital content services. Editorial costs relating to the rating and review of the software content libraries are expensed in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Technical operations and development expenses	$958,780	$1,396,797	$2,017,709	$2,642,881
Decrease over prior period	$(438,017)		$(625,172)
Decrease—percentage	-31%		-24%
Percentage of revenues	10%	19%	10%	19%

        The decrease in technical operations and development expenses was due to Tucows' cost cutting initiatives, primarily headcount reductions, undertaken in September 2001, which resulted in a decrease in absolute dollars spent on technical operations and development (headcount at June 30, 2002 had decreased by 26 individuals from June 30, 2001). This decrease was offset by a reduction in the amount of capitalized research and development expenses. The amount of research and development expenses decreased from approximately $325,000 for the three months ended June 30, 2001 to approximately $142,000 for the three months ended June 30, 2002 and from approximately $765,000 for the six months ended June 30, 2001 to approximately $333,000 for the six months ended June 30, 2002. Tucows expects technical operations and development expenses (in absolute dollars) to increase as its business continues to grow and as it further develops its applications and services.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
General and administrative	$1,151,621	$1,093,453	$2,186,453	$1,937,812
Increase over prior period	$58,168		$248,641
Increase—percentage	5%		13%
Percentage of revenues	12%	15%	11%	14%

        General and administrative expenses remained relatively consistant over the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. The increased costs for the three and six months ended June 30, 2002 compared to the corresponding periods in 2001 were primarily the result of public listing expenses and additional infrastructure costs as a result of the Infonautics acquisition. These increases were offset by a gain of approximately $130,000 relating to the accounting for the change in the fair value of the forward foreign exchange contracts on hand at June 30, 2002, which were entered into in June 2002.

        Tucows expects general and administrative expenses to increase in absolute dollars as it incurs incremental expenses as a public company and adds infrastructure.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Depreciation of property and equipment	$764,576	$966,063	$1,894,674	$1,831,018
(Decrease) Increase over prior period	$(201,487)		$63,656
(Decrease) Increase—percentage	-21%		3%
Percentage of revenues	8%	13%	10%	13%

        The decrease in depreciation for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily due to some of the Company's older computer software being fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

        Intangible assets consist of amounts relating to the non-competition agreements entered into with the former owners of the Tucows Division of Tucows Interactive Limited which, in accordance with the provisions of SFAS No.142, are being amortized on a straight-line basis over three years. These agreements were fully amortized during the quarter ended June 30, 2002.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Amortization of intangible assets	$55,556	$937,586	$222,222	$1,863,446
Decrease over prior period	$(882,030)		$(1,641,224)
Decrease—percentage	-94%		-88%
Percentage of revenues	1%	13%	1%	14%

        All goodwill pertaining to the purchase of any assets acquired in purchase business combinations was fully amortized as of December 31, 2001. Amortization of this goodwill amounted to approximately $771,000 for the three months ended June 30, 2001, and approximately $1.5 million for the six months ended June 30, 2001.

        The decrease in amortization was primarily due to amortization and write-off of goodwill during 2001, which was fully amortized at December 31, 2001.

OTHER INCOME (EXPENSES), NET

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Other income (expenses)	$(992,316)	$(27,193)	$936,669	$(756)

        During the quarter ended June 30, 2002, Tucows reviewed the carrying value of its investment in bigchalk. Based on this review, Tucows believes that an other than temporary decline in the value of this investment has occurred and has recorded a loss on the write down of its investment in bigchalk in the amount of approximately $1.0 million.

        For the three months ended March 31, 2002, Tucows showed a gain from disposition of Liberty RMS in the amount of approximately $2.0 million. In addition, during January 2002, Tucows concluded the sale of its subsidiary, Eklektix, Inc., and recorded a loss in the amount of approximately $44,000.

        Other income includes net interest income of approximately $21,000 and approximately $(27,000) for the three months ended June 30, 2002 and 2001, respectively, and approximately $39,000 and approximately $(1,000) for the six months ended June 30, 2002 and 2001, respectively.

INCOME TAXES

        No provision for income taxes has been recorded for the three and six months ended June 30, 2002 and 2001 because Tucows had operating losses for these periods.

LIQUIDITY AND CAPITAL RESOURCES

        Tucows had cash and cash equivalents of approximately $7.1 million (including restricted cash in the amount of approximately $1.2 million) at June 30, 2002 as compared to $4.8 million at December 31, 2001, an increase of $2.3 million. The primary reasons for the increase were the disposition of Liberty RMS in March 2002 and the cash generated from operating activities for the six months ended June 30, 2002.

        In order to manage its foreign exchange fluctuations, in June 2002, Tucows entered into a series of forward foreign exchange contracts with its bank in the aggregate amount of US$14.25 million. The forward foreign exchange contracts mature on a semi-monthly basis through December 2003. Pursuant to these forward foreign exchange contracts, twice each month US$375,000 will be converted into Canadian dollars at a predetermined foreign exchange rate equal to 1.5430 Canadian dollars per each US dollar. As margin security for the outstanding forward foreign exchange contracts, Tucows' bank required it to deposit an aggregate amount of US $1,196,000 into term deposits. The term deposits are released to Tucows on a monthly basis as the forward foreign exchange contracts mature. Tucows refers to the $1,196,000 as "restricted cash" on its balance sheet contained in this Quarterly Report on Form 10-Q. Tucows' cash and cash equivalents of approximately $7.1 million at June 30, 2002, include this approximately $1.2 million of restricted cash.

        Tucows' operating activities provided cash of approximately $1.8 million during the six months ended June 30, 2002, as compared to using cash of approximately $4.7 million for the six months ended June 30, 2001. Net cash provided by operating activities for the six months ended June 30, 2002 resulted primarily from net income for the period and a net increase in deferred revenue (before the disposition of Liberty RMS). This was partially offset by the increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities.

        Net cash used in financing activities was approximately $46,000 for the six months ended June 30, 2002 relating to repayments of capital lease obligations and net cash provided by financing activities was approximately $6.8 million for the six months ended June 30, 2001 being proceeds on a rights issue and loans received in the amount of approximately $3.8 million.

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

        If additional financing is required, Tucows may not be able to raise it on acceptable terms or at all, and additional financing may reduce the ownership interest of existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may reduce the ownership interest of existing investors.

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

  •
  general economic and political conditions in the United States, Canada and globally;

  •
  acts of war and terrorist activities;

  •
  news relating to high-profile corporate scandals and/or bankruptcies;

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

Tucows has incurred losses and may incur losses in the future.

        Tucows incurred net losses of approximately $115,000 for the six months ended June 30, 2002. Although these net losses are down significantly from net losses of approximately $7.0 million for the same period in 2001, Tucows believes it may incur losses in the future, and it may never become consistently profitable or consistently generate positive cash flow from operating activities.

Tucows has only been operating as a domain name registrar since January 2000 and because it operates in a new industry for private label Internet applications and services, it is exposed to risks that affect its ability to conduct its business.

        Competition in the domain name registration industry was introduced in 1999. Tucows entered the domain name registration business in January 2000 by providing a wholesale service to customers with primary operations that involve direct dealings with registrants. Tucows' primary customers, which Tucows refers to as MSPs, have been Internet service providers, web hosting companies, web designers, VARs and other providers of Internet services to end users. Tucows has a limited operating history as a domain name registrar upon which its current business and prospects can be evaluated.

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

        ICANN has established policies and practices for itself and the companies it accredits to act as domain name registries and registrars. Some of ICANN's policies and practices, and the policies and practices adopted by registries and registrars in the domain name business, could be found to conflict with the laws of one or more jurisdictions. Two class action lawsuits were filed in Superior Court in California against ICANN, NeuLevel, Inc., which is the registry for the .biz generic top-level domain, and over 60 other defendants including Tucows. The lawsuits claim that the defendants were engaged in unfair competition under state laws because they were pre-registering .biz generic top-level domains (which is alleged to constitute an illegal lottery enterprise). The lawsuits seek a refund of the fees paid to the defendants, additional damages, costs, attorneys' fees and an injunction to stop the pre-registrations. NeuLevel, Inc. decided to refund the fees paid by applications. Although Tucows, in turn, has implemented a plan designed to return fees to the applicants who came through the Tucows system, Tucows management believes the lawsuits to be without merit. Tucows intends to defend itself vigorously in the lawsuits and believes that it should not be subject to any liability or an injunction. The California Superior Court or other courts or governmental agencies may disagree.

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

        Based on VeriSign's quarterly press releases, the VeriSign registrar registered approximately 2.8 million, new, renewed and transferred registrations under all domains (including ccTLDs) for the six months ended June 30, 2002. This compares with the approximately 1.86 million new, renewed and transferred domain names that Tucows registered (including approximately 373,000 processed on behalf of other registrars) for the six months ended June 30, 2002. As of June 30, 2002, the VeriSign registrar supported approximately 9.6 million of the approximately 27.3 million active .com, .net and .org domain names, compared to approximately 4 million domain names that Tucows supported (including approximately 730,000 on behalf of other registrars).

        Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. The growth of registrars who have entered the industry may make it difficult for Tucows to maintain its current market share. As of June 30, 2002, ICANN had accredited 110 competitive registrars, including Tucows, to register domain names in the .com, .net and .org domains. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.

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

        The .com, .net and .org domain name markets are now stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they experienced in the past. The VeriSign registry has reported a decline in the number of new registrations starting in the third quarter of 2000 until December 31, 2001. For the first two quarters of 2002, VeriSign has reported a slight increase in new registrations.

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

        Tucows anticipates that its renewal rate will be affected by the growing use of direct marketing practices by some competitors. If Tucows is unable to retain customers in the face of direct solicitation by competitors or for any other reason, revenues from renewals of domain name registrations will decrease.

If Tucows' MSPs do not choose to sell the recently introduced generic top-level domains Tucows' business may not grow, and its revenue from that business may decline.

        In the fourth quarter of 2000, ICANN announced that the introduction of new generic top-level domains was scheduled for the first or second quarter of 2001. .info was launched to the public on September 12, 2001 and .biz on November 7, 2001. .name began to sell registrations in January 2002 and began its live registration service in June 2002. Although demand for these new registries has been below expectations, it is too early to determine the long-term success of these new top-level domains. If Tucows' MSP's do not elect to sell the new top level domains or if their customers do not respond positively to the new generic top level domains, Tucows may not be able to develop its domain name registration business as planned.

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

        Afilias Limited, a consortium of 18 ICANN accredited registrars, including Tucows, is responsible for the .info top level domain. If Afilias is unable to operate with its existing capital or elects to expand its business, it may request additional investments by its shareholders. If Tucows decides not to make any further investments, its shareholdings in the venture may be diluted.

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

        The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. Tucows may be unable to use new technologies effectively or adapt its internally developed technology and transaction-

processing systems to customer requirements or emerging industry standards. Updating technology internally and licensing new technology from third parties may require Tucows to incur significant additional capital expenditures.

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

        Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are derived from Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, the Company has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure with a maximum hedging period of 19 months.

        Such foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as Tucows has not complied with the documentation standards for these foreign exchange forward contracts to be accounted for as hedges. Tucows has accounted for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding gain or loss is recorded within general and administrative expenses. The Company has no other freestanding or embedded derivative instruments.

        The impact of the foreign exchange forward contracts for the three months ended June 30, 2002 was a net gain of approximately $130,000 which is included in general and administrative expenses on the consolidated statements of operations. As of June 30, 2002, Tucows had outstanding foreign currency forward contracts totaling $13.5 million with an average exchange of US$1.00 to CDN$1.543.

PART II.
OTHER INFORMATION

  Item 1. Legal Proceedings

        In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Tucows reported that the Company had been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. The lawsuits allege that the defendants were engaged in unfair competition under state laws because they conducted an illegal lottery enterprise through the pre-registration of .biz generic top-level domains. The Company believes that the cases are without merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at June 30, 2002. There have been no material developments in those proceedings during the quarter ended June 30, 2002.

        On July 2, 2002, a lawsuit was filed in the Superior Court in the Province of Ontario, Canada against Tucows. The title of the lawsuit is 1446513 Ontario Limited v. Tucows Inc. et al. The lawsuit alleges that the Company defamed the plaintiff when the Company warned its customers about the plaintiff's business practices. The lawsuit seeks damages in excess of $10 million. Tucows does not believe that the lawsuit has merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe it will be liable for any damages and accordingly has not accrued any amounts at June 30, 2002.

  Item 4. Submission of Matters to a Vote of Security Holders

        Tucows Annual Meeting of Shareholders was held on June 13, 2002. Holders of an aggregate of 64,626,429 shares of Tucows common stock at the close of business on April 29, 2002 were entitled to vote at the meeting, of which 49,654,728 were present in person or represented by proxy. At such meeting, Tucows' shareholders voted as follows:

        Proposal 1. To elect six directors to serve until the 2003 Annual Meeting of Shareholders or until their respective successors shall have been duly selected and qualified.

Nominee	Votes For	Votes Witheld
Stanley Stern	49,592,313	62,415
Elliot Noss	49,590,313	64,415
Erez Gissin	49,595,313	59,415
Robert F. Young	49,599,813	54,915
Alan Lipton	49,596,663	58,065
Lloyd Morisett	49,599,713	55,015

        No other persons were nominated, or received votes, for election as directors of Tucows Inc. at the 2002 Annual Meeting of Shareholders. There were no abstentions or broker non-votes with respect to this proposal.

        Proposal 2. To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

	Votes For	Votes Against	Votes Abstained
Ratification of Appointment of KPMG LLP	49,622,184	22,224	10,320

        There were no broker non-votes with respect to this proposal.

  Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to Periodic Report Containing Financial Statements
(b)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUCOWS INC.
Dated August , 2002	By:	/s/ ELLIOT NOSS Elliot Noss Chief Executive Officer
Dated August , 2002	By:	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

QuickLinks

Tucows Inc. Form 10-Q Quarterly Report INDEX
Tucows Inc. Consolidated Balance Sheets (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Operations (Dollar amounts in U.S. dollars) (unaudited)
Tucows Inc. Consolidated Statements of Cash Flows (Dollar amounts in U.S. dollars) (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX