Form 10-Q/A
period 2002-06-30
TUCOWS INC /PA/
filed 2002-08-14
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 to Tucows' Quarterly Report on Form 10-Q for the period ending June 30, 2002, is being filed solely to amend Exhibit 99.1 to include the dates thereon, which were inadvertently omitted. No revisions have been made to Tucows' financial statements or any other disclosure contained in such Quarterly Report.

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

TUCOWS INC.
Dated: August 14, 2002	By:	/s/ ELLIOT NOSS Elliot Noss Chief Executive Officer
Dated: August 14, 2002	By:	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

QuickLinks

SIGNATURES
EXHIBIT INDEX