Form 10-Q
period 2002-09-30
TUCOWS INC /PA/
filed 2002-11-14
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). : Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2002
Common Stock, no par value	64,626,429

TUCOWS INC.
Form 10-Q Quartely Report
INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	September 30, 2002 (unaudited)	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$7,421,668	$4,814,189
Restricted cash (note 7)	839,750	—
Accounts receivable, net of allowance for doubtful accounts of $210,000 at September 30, 2002 and $276,579 at December 31, 2001	374,035	817,990
Promissory note, secured and bearing interest at the rate of 6% per annum due on October 31, 2002	1,121,480	—
Prepaid expenses and deposits	1,637,059	2,041,927
Prepaid domain name registry fees, current portion	11,146,638	10,034,413

Total current assets	22,540,630	17,708,519
Restricted cash (note 7)	225,000	—
Prepaid domain name registry fees, long-term portion	3,531,857	2,599,962
Property and equipment	1,747,828	3,691,390
Investments	353,737	1,367,072
Intangible assets	—	222,222

Total assets	$28,399,052	$25,589,165

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$1,249,357	$1,958,744
Accrued liabilities	2,554,406	2,242,858
Customer deposits	2,021,196	1,951,336
Obligations under capital lease, current portion	—	58,772
Deferred revenue, current portion	18,494,147	18,444,280
Deferred gain on disposition of Electric Library subscription assets	1,121,480	—

Total current liabilities	25,440,586	24,655,990
Deferred revenue, long-term portion	5,744,877	4,270,341
Obligations under capital lease, net of current portion	—	52,387
Stockholders' deficiency:
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 64,626,429 shares issued and outstanding at September 30, 2002 and December 31, 2001	8,540,687	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	(224,309)	(346,000)
Deficit	(61,094,918)	(61,576,369)

Total stockholders' deficiency	(2,786,411)	(3,389,553)

Total liabilities and stockholders' deficiency	$28,399,052	$25,589,165

See accompanying notes to condensed consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net revenues	$8,879,281	$8,200,917	$28,286,001	$21,779,959
Cost of revenues	5,413,730	5,929,612	17,645,243	14,500,083

Gross profit	3,465,551	2,271,305	10,640,758	7,279,876
Operating expenses:
Sales and marketing(*)	926,098	1,522,296	2,831,851	5,292,725
Technical operations and development	866,061	1,411,193	2,883,770	4,054,074
General and administrative(*)	914,248	912,277	3,230,594	2,850,088
Depreciation of property and equipment	378,913	631,024	2,273,587	2,462,042
Amortization of intangible assets	—	1,325,700	222,222	3,189,146
(Gain) loss on change in fair value of forward contracts	530,381	—	400,488	—

Total operating expenses	3,615,701	5,802,490	11,842,512	17,848,075

Loss from operations	(150,150)	(3,531,185)	(1,201,754)	(10,568,199)
Other income (expenses)
Interest income (expense), net	21,299	(156,428)	60,164	(157,184)
Gain on disposal of Electric Library subscription assets (note 3(b))	725,237	—	725,237	—
Gain on disposal of Liberty Registry Management Services Inc.	—	—	1,955,443	—
Loss on disposal of Eklektix Inc.	—	—	(44,304)	—
Write down of investment in bigchalk.com	—	—	(1,013,335)	—

Total other income (expenses)	746,536	(156,428)	1,683,205	(157,184)

Income (loss) before provision for income taxes	596,386	(3,687,613)	481,451	(10,725,383)
Provision for income taxes	—	—	—	—

Net income (loss) for the period	$596,386	$(3,687,613)	$481,451	$(10,725,383)

Basic and diluted earnings (loss) per share	$0.01	$(0.07)	$0.01	$(0.20)

Shares used in computing basic and diluted earnings (loss) per common share	64,626,429	56,574,253	64,626,429	53,297,131

(*)
Stock-based compensation has been included in operating expenses as follows:

Sales and marketing	$27,707	$27,707	$82,218	$82,218
General and administrative	$13,302	$13,303	$39,474	$39,474

See accompanying notes to condensed consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$596,386	$(3,687,613)	$481,451	$(10,725,383)
Items not involving cash:
Depreciation of property and equipment	378,913	631,024	2,273,587	2,462,042
Amortization of intangible assets	—	1,325,700	222,222	3,189,146
(Gain) loss on change in fair value of forward contracts	530,381	—	400,488	—
Write down of investment in bigchalk.com	—	—	1,013,335	—
Stock-based compensation	41,009	41,010	121,692	121,692
Gain on disposal of Electric Library subscription assets	(725,237)	—	(725,237)	—
Gain on disposal of Liberty Registry Management Services Inc.	—	—	(1,955,443)	—
Loss on write-off of Eklektix Inc.	—	—	44,304	—
Change in non-cash operating working capital:
Accounts receivable	(51,270)	(930,753)	271,613	(724,661)
Prepaid expenses and deposits	296,718	258,292	233,754	(456,489)
Prepaid domain name registry fees	(481,381)	491,973	(2,321,352)	(2,717,198)
Accounts payable	(192,794)	(501,500)	(371,943)	(1,235,813)
Accrued liabilities	387,166	(1,868,244)	(354,102)	(1,183,757)
Customer deposits	(224,762)	362,955	84,455	380,962
Deferred revenue	634,973	1,784,512	3,609,422	4,464,134

Cash provided by (used in) operating activities	1,190,102	(2,092,644)	3,028,246	(6,425,325)

Financing activities:
Proceeds on issuance of promissory notes	—	2,500,000	—	2,500,000
Repayment of promissory note	—	(2,500,000)	—	(2,500,000)
Proceeds on rights issue	—	—	—	2,999,973
Loans payable	—	(3,800,000)	—	—
Proceeds received on exercise of stock options	—	—	—	24,396
Repayments of obligations under capital leases	(65,588)	(5,821)	(111,160)	(5,821)

Cash provided by (used in) financing activities	(65,588)	(3,805,821)	(111,160)	3,018,548

Investing activities:
Additions to property and equipment	(160,710)	(337,310)	(608,767)	(2,308,524)
Decrease (increase) in restricted cash—being margin security against forward exchange contracts (note 7)	131,250	—	(1,064,750)	—
Net proceeds on disposal of Electric Library subscription assets	455,649	—	455,649	—
Investment in Afilias Limited	—	(158,031)	—	(253,737)
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	—	938,889	—
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	—	(30,628)	—
Acquisition of Infonautics Inc., net of cash acquired	—	8,833,431	—	8,833,431
Deferred acquisition costs	—	313,098	—	—

Cash provided by (used in) investing activities	426,189	8,651,188	(309,607)	6,271,170

Increase in cash and cash equivalents	1,550,703	2,752,723	2,607,479	2,864,393
Cash and cash equivalents, beginning of period	5,870,965	2,281,865	4,814,189	2,170,195

Cash and cash equivalents, end of period	$7,421,668	$5,034,588	$7,421,668	$5,034,588

Supplemental cash flow information:
Interest paid	$12,304	$143,736	$23,932	$181,400
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Infonautics, Inc.	$—	$8,489,000	$—	$8,489,000
Value assigned to Infonautics, Inc. outstanding option on acquisition of Infonautics, Inc.	—	44,000	—	44,000
Promissory note receivable on disposal of Electric Library subscription assets	1,121,480	—	1,121,480	—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND BASIS OF PRESENTATION:

        Tucows Inc., a Pennsylvania corporation (the "Company" or "Tucows"), provides Internet domain name registration and other Internet services through its global distribution network of Internet service providers, web hosting companies, web designers, value added resellers and other providers of Internet services to end users (sometimes collectively referred to as "MSP's").

        The accompanying unaudited interim condensed consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments consisting of normal recurring adjustments and other adjustments appropriate in the circumstances that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at September 30, 2002 and the results of operations and cash flows for the interim periods ended September 30, 2002 and 2001.

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

        The Company follows Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 and Statement of Financial Accounting Standard No. 138, which amended SFAS No. 133, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized in the balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The Company has not complied with the documentation standards for its derivative financial instruments to be accounted for as hedges and has therefore accounted for such derivative financial instruments at their fair value, with any changes in the fair value accounted for through the statement of operations.

        The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.    ACQUISITION OF INFONAUTICS, INC.:

        On August 28, 2001, Tucows Inc., a Delaware corporation, which later changed its name to Tucows (Delaware) Inc., finalized the acquisition of Infonautics, Inc., a Pennsylvania corporation ("Infonautics"). In connection with the acquisition, for accounting purposes, all of the outstanding shares of Tucows (Delaware) Inc. were exchanged for 51,685,432 shares of Infonautics common stock. The acquisition of Infonautics has been accounted for as a reverse purchase acquisition as the former stockholders of Tucows (Delaware) Inc. acquired a majority of the outstanding shares of common stock of Infonautics and controlled the combined group of companies as a result of the acquisition. The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Tucows (Delaware) Inc., and the consolidated results of operations of the Company subsequent to the acquisition date of August 28, 2001.

        The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine months ended September 30, 2001, as if the acquisition had occurred at the beginning of that period. No pro-forma information is required for the three and nine months ended September 30, 2002 as all the relevant entities are included in these condensed consolidated financial statements for the full nine months.

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(unaudited)	(unaudited)
Net revenues	$9,056,000	$25,991,000
Loss for the period	$(4,343,000)	$(13,748,000)
Loss per share	$(0.07)	$(0.21)

3.    DISPOSITIONS:

a)
Liberty Registry Management Services Inc. ("Liberty RMS"):

        On March 25, 2002, the Company sold all of the outstanding shares of Liberty RMS, which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited. Liberty RMS owned and operated the back-end registry services for the.info registry. Total consideration received consisted of cash proceeds of $977,000 and a receivable of $87,000. The Company has recorded a gain on the disposition of Liberty RMS of $1,955,443. The Company is also entitled to additional contingent consideration of up to $1 million based on certain future performance criteria. The amount the Company may earn from the future consideration cannot be estimated at this time and no amounts have been recognized. Any amounts receivable based on these criteria will be recorded when determinable.

b)
Electric Library subscription assets and Encyclopedia.com services:

        On August 16, 2002, the Company sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude, LLC ("Alacritude"). Total consideration received consisted of cash proceeds of $500,000 (including an intellectual property license fee of $100,000) and a promissory note receivable of approximately $1.1 million. This resulted in a gain on the disposition of these assets in the amount of approximately $1.8 million. As Tucows is accounting for the assets sold to Alacritude using a cost recovery method, Tucows has deferred approximately $1.1 million of the gain. This has been recorded on the balance sheet as a deferred gain on disposition of Electric Library subscription assets, and will be recognized when payment of the promissory note receivable has been received. The remainder of the gain, in the amount of approximately $725,000, has been recognized as a gain at September 30, 2002.

        The promissory note bore interest at 6% per annum and was due on October 31, 2002. The note was secured by a first priority security interest in all of Alacritude's assets and certain securities owned by Alacritude's Chairman and Chief Executive Officer. On October 30, 2002, the Company received repayment of this promissory note in full.

4.    INVESTMENTS:

        Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

        The Company holds a 7.38% interest in Afilias Limited ("Afilias"), a private company, which is a consortium of domain name registrars.

        The Company also holds an 11% interest in bigchalk.com, inc. ("bigchalk"), a private company. Until the disposal of all the assets and certain liabilities associated with its Electric Library subscription and Encyclopedia.com services to Alacritude on August 16, 2002, Tucows paid bigchalk content royalties and technical service fees for content provided to Tucows' Electric Library site, which amounted to approximately $166,000 for the three months ended September 30, 2002, and approximately $952,000 for the nine months ended September 30, 2002. At September 30, 2002, approximately $166,000 was owed to bigchalk for these content royalties and technical service fees and is included within accrued liabilities. During the quarter ended June 30, 2002, the Company reviewed the carrying value of its investment in bigchalk. Based on this review, Tucows believes that a decline in the value of this investment that is other than temporary, has occurred and has recorded a write down in the amount of $1,013,335 against the carrying value of this investment. The carrying value of this investment at September 30, 2002 was nil.

5.    BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:

        The Company's basic (loss) earnings per common share for the three and nine months ended September 30, 2002 and 2001 has been calculated by dividing net earnings by the weighted average number of common shares outstanding.

        The diluted (loss) earnings per common share exclude the effect of potentially dilutive shares when their effect is anti-dilutive. As all options to purchase common stock had exercise prices greater than the average market price of the common stock for all reported periods, they have been excluded from the computation of diluted earnings per share. Therefore, for all reported periods, basic and diluted (loss) earnings per share are equal.

6.    SUPPLEMENTAL INFORMATION:

        The following is a summary of the Company's revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Advertising and other revenue	$296,354	$379,573	$1,058,982	$1,538,076
Domain name and ancillary services	8,118,966	7,417,338	24,598,634	19,837,877
Electric Library subscription	463,961	404,006	2,628,385	404,006

	$8,879,281	$8,200,917	$28,286,001	$21,779,959

7.    COMMITMENTS AND CONTINGENCIES:

        The Company has been named as a defendant in a lawsuit filed in the Superior Court in the Province of Ontario, Canada. The lawsuit alleges that the Company defamed the plaintiff when the Company warned its customers about the plaintiff's business practices. Tucows does not believe that the lawsuit has merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe it will be liable for any damages and accordingly has not accrued any amounts at September 30, 2002.

        The Company has been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. The lawsuits allege that the defendants were engaged in unfair competition under state laws because they conducted an illegal lottery enterprise through the pre-registration of.biz generic top-level domains. The Company believes that the cases are without merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at September 30, 2002.

        On July 2, 2002, an action was commenced in the District Court for the Eastern District of Pennsylvania alleging that the Company has defaulted on several payments incurred by Infonautics prior to its acquisition by the Company in August 2001. Infonautics had contested these claims but the matter was never resolved. The Company does not believe that the lawsuit has merit and intends to defend this claim vigorously.

        To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts ("Contracts") whereby U.S.$375,000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2003 at an average foreign exchange rate of 1.5430. The notional principal of the outstanding Contracts at September 30, 2002 is $11.3 million. As margin security against these Contracts, the Company has placed $1.1 million into secured term deposits, which mature on a monthly basis in line with the Contracts and has been reflected as restricted cash on the balance sheet. As these Contracts do not meet the criteria to be accounted for as a cash flow hedge, the Company has recorded these Contracts at their fair value with a charge to the Consolidated Statement of Operations of $530,381 and $400,488 for the three months and nine months ended September 30, 2002, respectively.

8.    RECENT ACCOUNTING PRONOUNCEMENTS:

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

        The Company adopted SFAS No. 141 and SFAS No. 142 beginning January 1, 2002. During the three and nine months ended September 30, 2002, the Company has evaluated its intangible assets and has concluded that these intangible assets should continue to be accounted for apart from goodwill. Non-competition agreements are definite life intangible assets and continue to be amortized over the term of the non-competition agreements.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. The Company has adopted SFAS No. 146 on July 1, 2002.

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

        On August 16, 2002, the Company sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude. Total consideration received consisted of cash proceeds of $500,000 (including an intellectual property license fee of $100,000) and a promissory note receivable of approximately $1.1 million. This resulted in a gain on the disposition of these assets in the amount of approximately $1.8 million. As Tucows is accounting for the assets sold to Alacritude using a cost recovery method, Tucows has deferred approximately $1.1 million of the gain. This has been recorded on the balance sheet as a deferred gain on disposition of Electric Library subscription assets, and will be recognized when payment of the promissory note receivable has been received. The remainder of the gain, in the amount of approximately $725,000, has been recognized as a gain at September 30, 2002. On October 30, 2002, the Company received repayment of the promissory note in full.

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

        In November 2000, ICANN selected Afilias to operate the registry for the.info top-level domains. Liberty RMS, which at that time was a wholly owned subsidiary of Tucows (Delaware) Inc., was granted a two-year contract by Afilias to provide technical registry management services for the registry operations. In August 2001, Liberty RMS began accepting registrations from registered trademark owners and in early September 2001 began accepting real-time registrations. The difficult economic environment that has existed since the launch has resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows believed that it would require a longer timeframe than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows sold the business of Liberty RMS and certain software technology required to provide registry services to Afilias in March 2002. Under the agreement, consideration for this sale was comprised of $977,000 in cash, a receivable of $87,000 and up to a $1 million in future consideration based on future performance criteria. Tucows has retained its 7.38% stake in Afilias and remains a registrar for the.info registry.

NET REVENUES

        Tucows earns its net revenues primarily from three services: domain name registration and ancillary services, Electric Library subscription fees and advertising and other revenue. Digital content distribution services revenues accounted for only $9,000 and $37,000 of Tucows revenues for the three and nine months ended September 30, 2002, respectively, and as this revenue stream is not considered significant, it has been included with advertising and other revenue.

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

        On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificates, to resellers, who provide these services to their end-users to facilitate their use of Internet services such as e-mail or web-hosting. The domain name registration services offered by Tucows are for the gTLDs.com,.net,.org,.info,.name and.biz and the country code domains.ca,.cc,.uk,.us and.tv. Tucows receives revenues for each domain name registration passed through its system by resellers. Typically, Tucows receives $10 per year of registration, although some additional discounts and rebates are offered based upon volume or participation in other programs Tucows offers. Tucows receives between $10 and $35 for each country code domain name registration and $99 for each digital certificate sold. The average term for wholesale domain name registration services over the three and nine months ended September 30, 2002 was 15 months (for the three and nine months ended September 30, 2001, the average term was 14 months). If registrations are renewed, Tucows expects to produce ongoing revenues.

        On a retail basis, Tucows offers domain registration services directly to end users through its Domain Direct division. Tucows receives revenues for the retail registration of domain names and the managing of other services relating to a domain name such as domain forwarding, Domain Name Service, web site creation and web site hosting, e-mail and e-mail forwarding. Depending on the service offered, Domain Direct receives between $19.99 per year and $79.99 per year. The average term for retail domain name registration services over the three and nine months ended September 30, 2002, was 19 and 20 months, respectively (for the three and nine months ended September 30, 2001, the average term was 15 and 16 months, respectively).

        Prior to the sale of Liberty RMS in March 2002, Tucows provided technical back-end registry management services to Afilias, the.info registry. Tucows received from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management was due annually in the anniversary month. Effective March 25, 2002, Tucows sold Liberty RMS to Afilias. Prior to the sale, Tucows held and it continues to hold a 7.38% interest in Afilias.

  Electric Library subscriptions

        All of the assets and certain liabilities associated with the Electric Library subscription and Encyclopeadia.com services were sold to Alacritude in August 2002. Prior to the sale, Electric Library was a web-accessible online archive that aggregated content from hundreds of sources and contained over 13 million documents from books, magazines and newspapers. Potential individual subscribers were given a free trial period, after which Tucows typically charged a fee of approximately $15 per month for monthly subscriptions and approximately $80 per year for annual subscriptions, both for virtually unlimited usage.

  Advertising and other revenue

        Tucows generates advertising revenues through advertisements placed on its content properties. Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered to traditional advertisers. In addition, in response to the decline in the online advertising marketplace, Tucows established an Author Resource Center, whereby software developers, who rely on Tucows as a primary source of distribution, are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Advertising revenues are recognized ratably over the period in which the advertisement is presented. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows recognized barter revenue of approximately $5,000 and $47,000 for the three and nine months ended September 30, 2002, respectively, and $81,000 for the three and nine months ended September 30, 2001.

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

        Until its sale in August 2002, Tucows' search and reference media sites obtained revenue from subscription sales that were recognized ratably over the term of the subscription. Potential individual subscribers were given a free trial period, after which Tucows charged a subscription fee for the required monthly or annual period. Revenues were reduced at the time of sale to reflect expected refunds and credit card charge-backs that were estimated based on historical experience and current expectations.

        Tucows also generates revenues from online advertising through advertisements placed on its content properties. Advertising revenues are primarily derived from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. In addition, revenue is generated from software developers who utilize the Tucows site to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Advertising revenues are recognized ratably over the period in which the advertisement is presented. To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net revenues	$8,879,281	$8,200,917	$28,286,001	$21,779,959
Increase over prior period	$678,364		$6,506,042
Increase—percentage	8%		30%

        The increase in revenues primarily reflects the growth in revenues from the Company's domain name registration and Electric Library subscription businesses as further described below.

        Recognition of revenues from domain name and ancillary services increased 9% to approximately $8.1 million and 24% to approximately $24.6 million for the three and nine months ended September 30, 2002, respectively, from approximately $7.4 million and $19.8 million for the three and nine months ended September 30, 2001. During the quarter ended September 30, 2002, the number of domain names processed for Tucows declined by approximately 50,000 to approximately 690,000 new, renewed and transferred-in domain name registrations, compared to the quarter ended June 30, 2002. This decline was primarily the result of seasonality and general market conditions. While Tucows anticipates the number of new, renewed and transferred in domain name registrations to incrementally increase as a result of seasonality, the prevailing market conditions could have a greater impact on the total number of domain names processed. During the three months ended September 30, 2002, the total number of domain names under Tucows management increased by approximately 77,000 to approximately 3.3 million.

        This increase in domain name registrations resulted in Tucows' deferred revenue from domain name registrations and ancillary services increasing to approximately $24.2 million at September 30,

2002 from approximately $23.5 million at June 30, 2002 and approximately $21.3 million at September 30, 2001.

        During the three and nine months ended September 30, 2002, no customer accounted for more than 5% of billed revenue.

        In March 2002, Tucows sold its registry management services business to Afilias. Revenue from registry management services for the three months ended March 31, 2002 was approximately $522,000.

        Subscription fees from Tucows search and reference services contributed revenue of approximately $464,000 and $2.6 million for the three and nine months ended September 30, 2002, respectively. In August 2002, Tucows sold the assets and certain liabilities of its search and reference services, Electric Library and Encyclopaedia.com to Alacritude. Subscription fees from Tucows search and reference services for the three and nine months ended September 30, 2001 were approximately $404,000.

        The increases in revenue were partially offset by declines in advertising and related services revenues to approximately $296,000 and approximately $1.1 million for the three and nine months ended September 30, 2002, respectively, from approximately $380,000 and $1.5 million for the three and nine months ended September 30, 2001, respectively. This decline is primarily the result of the continued slowdown in the traditional online advertising market, which has been partially offset by revenue generated by the Tucows Author Resource Center.

COST OF REVENUES

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and advertising and other revenue.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Cost of revenues	$5,413,730	$5,929,612	$17,645,243	$14,500,083
(Decrease) increase over prior period	$(515,882)		$3,145,160
(Decrease) increase—percentage	-9%		22%
Percentage of revenues	61%	72%	62%	67%

        Growth of revenues was the primary factor in the increase of cost of revenues in the nine months ended September 30, 2002 compared to the same period ended September 30, 2001. After adjusting the cost of revenues for the three months ended September 30, 2001 by an amount of approximately $875,000 pertaining to Liberty RMS which was disposed of in June 2002, the cost of revenues for the three months ended September 30, 2002, compared to the same period ended September 30, 2001 increased as a result of the growth of revenues.

        Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of the continued growth of domain name registrations and ancillary services.

        Cost of revenues for domain name registrations consist of registry fees and network costs. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses comprise primarily communication and provisioning costs related to the management and support of the network. The increase in cost of revenues for domain name registrations was primarily due to the growth in domain name registration revenues and the corresponding cost of registry fees for domain names registered during the three and nine months ended September 30, 2002 and the full impact of the ratable portion of the cost of registry fees for domain names registered in prior periods.

        Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. These fees are recognized ratably over the term of the registration. Tucows pays registry fees of between $5.30 and $15.00 per year for each domain name registration. These fees are payable on the anniversary date of each domain name registration. Domain name fees paid for future registrations are deferred as prepaid expenses and are then recognized on a straight-line basis over the registration period consistent with the recognition of revenues from Tucows' customers.

        The acquisition of Infonautics in August 2001 increased cost of revenues with the addition of the Electric Library subscriptions revenue stream, until the disposal of these assets in August 2002. The principal elements of costs associated with the delivery of the Electric Library subscriptions were royalty and license fees on end-user revenues paid to bigchalk, amounting to approximately $247,000 and $1.0 million for the three and nine months ended September 30, 2002 respectively. bigchalk was the sole provider of content, hardware, software, and related costs to deliver Electric Library subscriptions services.

        Tucows has no direct cost of revenues relating to its advertising revenues. Cost of revenues for other revenue streams, including digital content distribution services, includes the costs of network operations. Tucows expects communication costs to increase as its network expands geographically and network activity increases. The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of Tucows' sales, product management, public relations, call center, support and marketing personnel. Tucows also incurs advertising expenses, including barter advertising, trade show and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Sales and marketing	$926,098	$1,522,296	$2,831,851	$5,292,725
Decrease over prior period	$(596,198)		$(2,460,874)
Decrease—percentage	-39%		-46%
Percentage of revenues	10%	19%	10%	24%

        The decrease in sales and marketing expenses was primarily due to headcount reductions and the reassessment of the Company's marketing strategies in 2001. Personnel related expenditures accounted for approximately $1.5 million of the decrease in sales and marketing expenses during the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The increased focus on targeted customer acquisition programs being undertaken in fiscal 2002, have resulted in significantly lower amounts being spent on other traditional marketing activities on a year to date basis, including trade shows (approximately $120,000), advertising (approximately $730,000), and other marketing programs (approximately $163,000).

        Comparing the three months ended September 30, 2002 to the three months ended September 30, 2001, personnel related expenditures accounted for approximately $419,000 of the decrease with the balance being made up primarily of advertising expenses of approximately $133,000. The Company believes that sales and marketing expenses (in absolute dollars) will increase on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings. This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names and to distribute its digital content services. Editorial costs relating to the rating and review of the software content libraries are expensed in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized. Costs incurred during the application development stage primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Technical operations and development expenses	$866,061	$1,411,193	$2,883,770	$4,054,074
Decrease over prior period	$(545,132)		$(1,170,304)
Decrease—percentage	-39%		-29%
Percentage of revenues	10%	17%	10%	19%

        The decrease in technical operations and development expenses for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due to Tucows' cost cutting initiatives undertaken in September 2001. These initiatives resulted primarily in headcount reductions of 19 employees and personnel related expenditures of approximately $968,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. During 2002, further cost reductions have been achieved as a result of the sales of Liberty RMS and the assets of the Electric Library subscription business, which resulted in further headcount reductions of 17 employees during the nine month period ended September 30, 2002 and a reduction in personnel related expenditures of approximately $202,000 during the nine month period ended September 30, 2002 compared to the nine months ended September 30, 2001.

        The decrease in technical operations and development expenses for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, was due mainly to a decrease in personnel related expenditures which accounted for approximately $240,000 of the decrease. The balance of approximately $305,000 was as a result of the sale of Liberty RMS and the assets of the Electric Library subscription services.

        With the maturing of Tucows' product offerings, the level of expenditure for capitalized research and development have decreased from approximately $449,000 for the three months ended September 30, 2001 to approximately $124,000 for the three months ended September 30, 2002 and from approximately $1.2 million for the nine months ended September 30, 2001 to approximately $446,000 for the nine months ended September 30, 2002. Tucows expects technical operations and development expenses (in absolute dollars) to increase slightly as its business continues to grow and as it further develops its applications and services.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
General and administrative	$914,248	$912,277	$3,230,594	$2,850,088
Increase over prior period	$1,971		$380,506
Increase—percentage	0%		13%
Percentage of revenues	10%	11%	11%	13%

        During the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, personnel related expenditures increased by approximately $124,000, reflecting higher personnel related costs. In addition, primarily as a result of the Infonautics acquisition, office and general expenses increased by approximately $96,000 and investor relations and professional fees increased during the same period by approximately $357,000. As a result of a more favorable methodology for computing state taxes, Tucows received a refund of approximately $197,000 during the quarter ended September 30, 2002.

        During the three months ended September 30, 2002 compared to the three months ended September 30, 2001, personnel related expenditures increased by approximately $52,000, reflecting higher personnel related costs. Primarily as a result of the Electric Library subscription assets disposition, office and general expenses decreased by approximately $62,000 and investor relations and professional fees increased by approximately $209,000. As a result of a more favorable methodology for computing state taxes, Tucows received a refund of approximately $197,000 during the quarter ended September 30, 2002. Tucows expects that the cost savings effected by the sale of the assets of the Electric Library subscription business to be offset by incremental increases in operating expenses such as rent and insurance.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Depreciation of property and equipment	$378,913	$631,024	$2,273,587	$2,462,042
Decrease over prior period	$(252,111)		$(188,455)
Decrease—percentage	-40%		-8%
Percentage of revenues	4%	8%	8%	11%

        The decrease in depreciation for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was primarily due to some of the Company's older computer software being fully depreciated.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Amortization of intangible assets	$—	$1,325,700	$222,222	$3,189,146
Decrease over prior period	$(1,325,700)		$(2,966,924)
Decrease—percentage	-100%		-93%
Percentage of revenues	0%	16%	1%	15%

        All goodwill pertaining to purchase business combinations was fully amortized as of December 31, 2001. Amortization of goodwill and non-compete agreements amounted to approximately $1.3 million for the three months ended September 30, 2001, and approximately $3.2 million for the nine months ended September 30, 2001.

(GAIN) LOSS ON CHANGE IN FAIR VALUE OF FORWARD CONTRACTS

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
(Gain) loss on change in fair value of forward contracts	$530,381	$—	$400,488	$—

        Tucows revenue is primarily realized in United States dollars and a significant portion of the Company's operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on the Company's results from operations. In particular, the Company may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar.

        During the nine months ended September 30, 2002, Tucows incurred a foreign exchange loss of approximately $400,000 as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at September 30, 2002, which were entered into in June 2002. During the three months ended September 30, 2002, Tucows incurred a foreign exchange loss of approximately $530,000 as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at September 30, 2002, which were entered into in June 2002.

OTHER INCOME (EXPENSES), NET

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Other income (expenses)	$746,536	$(156,428)	$1,683,205	$(157,184)

        During the quarter ended September 30, 2002, Tucows sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopeadia.com to Alacritude. Total consideration received consisted of cash proceeds of $500,000 (including an intellectual property license fee of $100,000) and a promissory note receivable of approximately $1.1 million. This resulted in a gain in the amount of approximately $1.8 million. As Tucows is accounting for the assets sold to Alacritude using a cost recovery method, Tucows has deferred approximately $1.1 million of the gain. This has been recorded on the balance sheet as s deferred gain on disposition of Electric Library subscription assets, and will be recognized when payment of the promissory note receivable has been received. The remainder of the gain, in the amount of approximately $725,000 has been recognized as a gain at September 30,2002. On October 30, 2002, the Company received repayment of the promissory note in full.

        During the quarter ended June 30, 2002, Tucows reviewed the carrying value of its investment in bigchalk. Based on this review, Tucows believes that an other than temporary decline in the value of this investment had occurred and has recorded a loss on the write down of its investment in bigchalk in the amount of approximately $1.0 million.

        For the three months ended March 31, 2002, Tucows recorded a gain from disposition of Liberty RMS in the amount of approximately $2.0 million. In addition, during January 2002, Tucows concluded the sale of its subsidiary, Eklektix, Inc., and recorded a loss in the amount of approximately $44,000.

        Other income includes net interest income of approximately $21,000 and approximately $(156,000) for the three months ended September 30, 2002 and 2001, respectively, and approximately $60,000 and approximately $(157,000) for the nine months ended September 30, 2002 and 2001, respectively.

INCOME TAXES

        No provision for income taxes has been recorded for the three and nine months ended September 30, 2002 and 2001 because Tucows had operating losses for these periods.

LIQUIDITY AND CAPITAL RESOURCES

        Tucows had cash and cash equivalents of approximately $8.5 million (including restricted cash in the amount of approximately $1.1 million) at September 30, 2002 as compared to $4.8 million at December 31, 2001, an increase of $3.7 million. The primary reasons for the increase were the cash generated from operating activities for the nine months ended September 30, 2002, the proceeds on disposition of Liberty RMS in March 2002, and the proceeds on disposal of the assets and certain liabilities of Tucows search and reference services, Electric Library and Encyclopaedia.com in August 2002.

        In order to manage its foreign exchange fluctuations, Tucows entered into a series of forward foreign exchange contracts with its bank in the aggregate amount of US$14.25 million. The forward foreign exchange contracts mature on a semi-monthly basis through December 2003. Pursuant to these forward foreign exchange contracts, twice each month US$375,000 will be converted into Canadian dollars at a predetermined foreign exchange rate equal to 1.5430 Canadian dollars per each US dollar. As margin security for the outstanding forward foreign exchange contracts, Tucows' bank required it to deposit an aggregate amount of approximately $1.2 million into term deposits. The term deposits are released to Tucows on a monthly basis as the forward foreign exchange contracts mature. Based on maturities to date, Tucows has approximately $1.1 million in term deposits at September 30, 2002. Tucows refers to the approximately $1.1 million as "restricted cash" on its balance sheet contained in this Quarterly Report on Form 10-Q.

        Tucows' operating activities provided cash of approximately $3.0 million during the nine months ended September 30, 2002, as compared to using cash of approximately $6.4 million for the nine months ended September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 resulted primarily from net income for the period and a net increase in deferred revenue (before the disposition of Liberty RMS). This was partially offset by the increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities.

        Net cash used in investing activities was approximately $310,000 for the nine months ended September 30, 2002. This was made up of additions to property and equipment of approximately $609,000, and an increase in restricted cash, being margin security against forward exchange contracts of approximately $1.1 million. This was offset by proceeds on the disposal of Electric Library subscription assets and Liberty RMS of approximately $1.4 million.

        Net cash used by financing activities was approximately $111,000 for the nine months ended September 30, 2002 relating to repayments of capital lease obligations. For the nine months ended September 30, 2001, net cash provided by financing activities was approximately $3.0 million being proceeds on a rights issue.

        Although the Company has no material commitments for capital expenditures, Tucows does anticipate that capital expenditures (in absolute dollars) will continue to increase consistent with anticipated growth in operations and the addition of new products and services. Based on Tucows' operations, Tucows believes that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months. Tucows may then need to, or before that time it may choose to, raise additional funds or seek other financing arrangements to facilitate more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or services, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products.

        If additional financing is required, Tucows may not be able to raise it on acceptable terms, or at all, and additional financing may reduce the ownership interest of existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may reduce the ownership interest of existing investors.

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

Tucows' stock price may vary significantly, which may make it difficult for investors to resell their shares when they want to at prices they find attractive.

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

A limited number of principal shareholders control Tucows, which may limit an investor's ability to influence corporate matters.

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

Tucows has a history of losses and although Tucows has been able to operate on a positive cash flow basis from operations for the last four quarters, Tucows may not be able to sustain or increase its positive cash flow in the future.

        Although Tucows has maintained a positive cash flow from operations for the year 2002, it was not profitable for the year ended December 31, 2001. In addition, part of the Company's positive cash flow may be attributed to one-time gains associated with the sales of its search and reference services, Electric Library and Encyclopaedia.com and its former subsidiary, Liberty RMS.

        Tucows earned net income of approximately $256,000 for the nine months ended September 30, 2002, compared to net losses of approximately $10.7 million for the same period in 2001. Tucows believes it may incur losses in the future, and it may never become consistently profitable or consistently generate positive cash flow from operating activities.

Tucows has only been operating as a domain name registrar since January 2000 and because it operates in a new industry for private label Internet applications and services, it is exposed to risks that affect its ability to conduct its business.

        Competition in the domain name registration industry was introduced in 1999. Tucows entered the domain name registration business in January 2000 by providing a wholesale service to customers with primary operations that involve direct dealings with registrants. Tucows' primary customers, which Tucows refers to as resellers, have typically been Internet service providers, web hosting companies, web designers, VARs and other providers of Internet services to end users. Tucows has a limited operating history as a domain name registrar upon which its current business and prospects can be evaluated.

        As a company operating in a newly competitive and rapidly evolving industry, Tucows faces risks and uncertainties relating to its ability to implement its business plan successfully. Tucows cannot assure you that it will adequately address these risks and uncertainties or that its business plans will be successful.

If Tucows cannot obtain or develop additional applications and services that meet the evolving business needs of its resellers, the market for its services will not grow and may decline.

        Part of Tucows' strategy is to expand its services by offering its resellers additional applications and services that address their evolving business needs. Tucows cannot be sure that it will be able to license these applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline, and sales of its services may suffer as resellers turn to alternate providers that are able to more fully supply their business needs. Tucows may not produce sufficient revenues to offset the related costs and will remain dependent on domain name registrations as a primary source of revenue, and revenue may fall below anticipated levels.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt Tucows' domain name registration business.

        Before 1999, Network Solutions Inc., which is now a part of VeriSign, Inc., managed the domain name registration system for the.com,.net and.org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN, the Internet Corporation for Assigned Names and Numbers, to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, in the U.S., Congress has held hearings to evaluate ICANN's selection process for new top-level domains.

        Tucows faces the risks that:

  •
  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

  •
  the Internet community or the Department of Commerce or U.S. Congress may refuse to recognize ICANN's authority or support its policies; and

  •
  ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations.

        ICANN has established policies and practices for itself and the companies it accredits to act as domain name registries and registrars. Some of ICANN's policies and practices, and the policies and practices adopted by registries and registrars in the domain name business, could be found to conflict with the laws of one or more jurisdictions.

        Two class action lawsuits were filed in Superior Court in California against ICANN, NeuLevel, Inc., which is the registry for the.biz generic top-level domain, and over 60 other defendants including Tucows. The lawsuits claim that the defendants were engaged in unfair competition under state laws because they were pre-registering.biz generic top-level domains (which is alleged to constitute an illegal lottery enterprise). The lawsuits seek a refund of the fees paid to the defendants, additional damages, costs, attorneys' fees and an injunction to stop the pre-registrations. NeuLevel, Inc. decided to refund the fees paid by applications. Although Tucows, in turn, has implemented a plan designed to return fees to the applicants who came through the Tucows system, Tucows management believes the lawsuits to be without merit. Tucows is defending itself in the lawsuits and believes that it should not be subject to any liability or an injunction. The California Superior Court or other courts or governmental agencies may disagree.

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

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from VeriSign.

        Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the.com,.net and.org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, VeriSign, Inc., a provider of Internet trust services, acquired Network Solutions. The acquisition of Network Solutions by VeriSign has facilitated cross-marketing between the two companies and has strengthened VeriSign's competitive advantage by enabling it to couple registration services with an expanded range of products and services.

        Based on VeriSign's quarterly press releases, the VeriSign registrar registered approximately 4.0 million, new, renewed and transferred registrations under all domains (including ccTLDs) for the nine months ended September 30, 2002. This compares with the approximately 2.6 million new, renewed and transferred domain names that Tucows registered (including approximately 429,000 processed on behalf of other registrars) for the nine months ended September 30, 2002. As of September 30, 2002, the VeriSign registrar supported approximately 8.7 million of the approximately 27.5 million active.com,.net and.org domain names, compared to approximately 3.5 million domain names that Tucows supported (including approximately 144,000 on behalf of other registrars).

VeriSign's exclusive control over the registry for.com,.net and.org domains gives it an advantage over all competitive registrars.

        On May 25, 2001, ICANN finalized agreements with VeriSign that supercede the original agreements between the parties and enable VeriSign to operate the.com registry until at least 2007 and the.net registry until at least June 30, 2005 while retaining ownership and control over its registrar business. The agreements also provide that, under certain conditions, VeriSign may continue to operate both registries beyond these dates.

        As the exclusive registry for the.com and the.net domains, VeriSign receives $6 per domain name for each year of registration. The substantial net revenues from these registry fees, and the certainty of receiving them, provide VeriSign significant advantages over any competitive registrar.

Tucows also faces competition from other registrars and other participants in the domain names industry and expect this competition to continue.

        Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. The growth of registrars, such as Register.com, Melbourne IT, Go Daddy Software, Inc., eNom Inc. and InterCosmos Media Group, Inc., who have entered the industry may make it difficult for Tucows to maintain its current market share. As of September 30, 2002, ICANN had accredited 112 competitive registrars, including Tucows, to register domain names in the.com,.net and.org domains. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.

        In response to increasing competition in the domain name registration industry, Tucows may be required to reduce the prices it charges for its core domain name registration business. The VeriSign registry charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows' competitors offer registration services at a price level minimally above the $6 VeriSign registry fee and less than the basic $10 fee charged by Tucows for each domain name registered in the.com,.net and.org registry. During the years

2000 and 2001, other competitors, including VeriSign, reduced their pricing for domain name registrations both for short-term promotions and on a permanent basis. Some of Tucows' competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. Although Tucows offers discounts and rebates based on volume or participation in other programs Tucows offers, Tucows does not presently intend to reduce its prices. If Tucows should reduce prices in order to remain competitive, Tucows' revenues may decline.

If the growth rate of the market for domain names continues to fall, Tucows' net revenue from registrations may fall below anticipated levels.

        The.com,.net and.org domain name markets are now stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they experienced in the past. The VeriSign registry has reported a decline in the number of new registrations starting in the third quarter of 2000 until December 31, 2001. For the first three quarters of 2002, VeriSign has reported a slight increase in new registrations.

        If a decline in the market for new domain names were to resume and continue, the growth of Tucows' domain name registration business would be restricted and its revenues may decline.

If Tucows' resellers do not renew their domain name registrations through Tucows, its revenues may decline.

        The growth of Tucows' business depends in part on its resellers renewal of their domain name registrations through Tucows. The renewal and transfer of existing domain registrations as a proportion of the total domain name market has increased and is expected to increase further in 2002. Tucows believes that a large number of the domain names registered in 1999 and 2000 were registered by speculators who registered names with the intention of reselling them rather than putting them to use. For this reason, Tucows believes that a significant number of the existing domain names will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, Tucows believes that renewals will become an increasingly important part of the business. If Tucows' resellers do not renew their domain name registrations through Tucows, its revenues may decline. The first expirations for.com,.net and.org domain names occurred in January 2001, and Tucows has limited experience with registration renewals for generic top level and country code domain names.

        Tucows anticipates that its renewal rate will be affected by the growing use of direct marketing practices by some competitors. If Tucows is unable to retain customers in the face of direct solicitation by competitors or for any other reason, revenues from renewals of domain name registrations will decrease.

The Company may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar.

        Tucows revenue is primarily realized in United States dollars and a significant portion of the Company's operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on the Company's results from operations. In particular, the Company may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar. To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts.

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

        Tucows' ability to provide domain name registration services in the.com,.net and.org domains would be materially harmed, and its revenue from those services would decline, upon any failure of the shared registration system.

Tucows relies on its network of resellers to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

        Tucows obtains revenues by distributing applications and services through its network of resellers.

        Tucows also relies on its resellers to market, promote and sell its services. Tucows' ability to increase revenues in the future will depend significantly on its ability to maintain its customer network, to sell more services through existing resellers and to develop its relationships with existing resellers by providing customer and sales support and additional products. Resellers have no obligations to distribute Tucows' applications and services and may stop doing so at any time. If Tucows is not able to maintain its relationships with resellers, its ability to distribute its applications and services will be harmed, and its revenue may decline.

        If Tucows resellers should choose to become accredited registrars and choose not to utilize Tucows' hosted registrar service, Tucows' revenues could decline.

Tucows is a minority shareholder in the Afilias consortium that is responsible for the.info top level domain. The venture may cause Tucows to incur additional capital and operating expenses to develop the registry.

        Afilias Limited, a consortium of ICANN accredited registrars, including Tucows, is responsible for the .info top level domain. If Afilias is unable to operate with its existing capital or elects to expand its business, it may request additional investments by its shareholders. If Tucows decides not to make any further investments, its shareholdings in the venture may be diluted.

Failure by Tucows to secure agreements with country code registries or a subsequent failure by Tucows to comply with the regulations of the country code registries could cause customers to seek a registrar that offers these services.

        The country code registries require registrars to comply with specific regulations. Many of these regulations vary from country code to country code.

        If Tucows fails to comply with the regulations imposed by country code registries, these registries will likely prohibit Tucows from registering or continuing to register names in their country codes. Any failure on Tucows' part to offer domain name registrations in a significant number of country codes, or in a popular country code would cause Tucows to lose a competitive advantage and could cause resellers to elect to take their business to a registrar that offers these services.

Tucows operates on a global basis, and clients around the world are required to execute its standard agreements. Tucows' standard domain name registration agreement may not be enforceable which could subject Tucows to liability.

        All of Tucows' resellers must execute Tucows' standard domain name registration agreement as part of the process of registering a domain name. This agreement contains provisions intended to limit Tucows' potential liability arising from its registration of domain names on behalf of its resellers and their customers, including liability resulting from its failure to register or maintain domain names. If a court were to find that the registration agreement is unenforceable, Tucows could be subject to liability.

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

        The ability of Tucows to maintain its computer hardware and software and telecommunications equipment in working order and to reasonably protect them from error and interruption is critical to its success. Failures and interruptions of, and the slowing of response times on, these systems could be caused by:

  •
  an increase in the traffic on Tucows' website without any necessary increase in system capacity;

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

        Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, the Company has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure with a maximum hedging period of 19 months.

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

        The impact of the foreign exchange forward contracts for the three months ended September 30, 2002 was a net loss of approximately $530,000 which is included in general and administrative expenses on the consolidated statements of operations. As of September 30, 2002, Tucows had outstanding foreign currency forward contracts totaling $11.3 million with an average exchange of US$1.00 to CDN$1.543.

Item 4. Controls and Procedures

        An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 15, 2002 was conducted under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's management, including its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of October 15, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to October 15, 2002.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings

        In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Tucows reported that the Company had been named as a co-defendant with other entities in the industry in two class action lawsuits filed in the Superior Court, County of Los Angeles, U.S.A. The lawsuits allege that the defendants were engaged in unfair competition under state laws because they conducted an illegal lottery enterprise through the pre-registration of.biz generic top-level domains. The Company believes that the cases are without merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at September 30, 2002.

        On July 2, 2002, a lawsuit was filed in the Superior Court in the Province of Ontario, Canada against Tucows. The title of the lawsuit is 1446513 Ontario Limited v. Tucows Inc. et al. The lawsuit alleges that the Company defamed the plaintiff when the Company warned its customers about the plaintiff's business practices. The lawsuit seeks damages in excess of $10 million. Tucows does not believe that the lawsuit has merit and has retained local counsel to represent the Company in the proceedings. The Company does not believe it will be liable for any damages and accordingly has not accrued any amounts at September 30, 2002.

        On July 2, 2002, an action was commenced by Worldcom, Inc. in the District Court for the Eastern District of Pennsylvania alleging that Tucows has defaulted on several payments incurred by prior management. Prior management had contested these claims but the matter was never resolved. The lawsuit seeks damages of approximately $250,000. Tucows does not believe that the lawsuit has merit and has retained local counsel to represent the Company in the proceedings.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements
(b)
Reports on Form 8-K.

        On August 28, 2002, Tucows filed with the SEC a current report on Form 8-K to report the execution of an asset purchase agreement with Alacritude, LLC pursuant to which the Company sold and transferred to Alacritude certain intellectual property and technology assets comprising the Company's search and reference services, eLibrary and Encyclopedia.com.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	TUCOWS INC.
	By:	/s/ ELLIOT NOSS Elliot Noss Chief Executive Officer
	By:	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Elliot Noss, President and Chief Executive Officer of Tucows Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Tucows Inc. (the "Registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ELLIOT NOSS Elliot Noss President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael Cooperman, Chief Financial Officer of Tucows Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Tucows Inc. (the "Registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

QuickLinks

TUCOWS INC. Form 10-Q Quartely Report INDEX
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Tucows Inc. Consolidated Balance Sheets (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Operations (Dollar amounts in U.S. dollars) (unaudited)
Tucows Inc. Consolidated Statements of Cash Flows (Dollar amounts in U.S. dollars) (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
EXHIBIT INDEX