Form 10-K
period 2002-12-31
TUCOWS INC /PA/
filed 2003-03-28
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        As of June 28, 2002, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the OTC Bulletin Board maintained by Nasdaq on such date was $30.0 million (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

        The number of shares of the registrant's Common Stock outstanding as of the close of business on March 25, 2003 was 64,626,429.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement of Tucows Inc. to be used in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2002

TABLE OF CONTENTS

Forward-Looking Statements

        This Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding the number of new, renewed and transferred-in domain names, the competition Tucows expects to encounter as its business develops and competes in a broad range of Internet services, the effectiveness of Tucows' intellectual property protection, including its ability to license proprietary rights to network partners and to register additional trademarks and service marks, the likelihood of Tucows receiving the maximum $1.0 million contingent payment from Afilias Limited in connection with the sale of Liberty Registry Management Services to Afilias Limited in March 2002 and the potential return Tucows may receive on its investment in bigchalk.com, inc. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below. This list of factors that may affect Tucows' future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to Tucows as of the date of this document, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

PART I

ITEM 1.    BUSINESS

Overview

        Tucows primary line of business is the sale of Internet services through a global Internet-based distribution network of resellers. These resellers are a heterogeneous group of companies including Internet service providers, web hosting providers and telecommunications and cable companies. Tucows refers to its customers or clients as managed service providers, or MSPs, and sometimes as resellers. The Internet services which Tucows currently provides include domain name registration and security and identity products through digital certificates. These services are provided through Tucows' Open Shared Reseller System, or OpenSRS, platform which provides the technical infrastructure that allows MSPs to register and manage the provisioning of Tucows services to their end-users. Tucows' services are provided on a wholesale or private label basis, allowing MSPs to deal directly with their own end-user customers. By using Tucows' services, MSPs are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies.

        Tucows' objective is to use its global sales and distribution channel to become a leading distributor of Internet services on a global basis.

        Tucows secondary line of business is the maintenance and distribution of a large library of software comprised mostly of freeware and shareware. This software is made available to global end-users on a local basis through a separate distribution network which has some overlap with the network of Tucows' primary business.

        Tucows' web site (www.tucows.com) is the public interface for MSPs and Tucows' software libraries. Tucows' web site also creates overall brand awareness for Tucows, solidifies Tucows' reputation for serving the interests of Internet end-users and creates significant opportunities for Tucows to develop and expand relationships with MSPs.

Developments in 2002

        During January 2002, as a result of the significant downturn in the emerging new economy and the overall decline in the on-line advertising industry, Tucows sold 85% of its interest in the web-based newsletter publishing company, Eklektix Inc. ("Eklektix") to Eklektix's management. Tucows recorded a loss in the amount of approximately $44,000 on this sale. The carrying value of Tucows' investment in Eklektix at December 31, 2002 was nil.

        In March 2002, Tucows sold the business of Liberty Registry Management Services ("Liberty RMS") to Afilias Limited ("Afilias"). In November 2000, the Internet Corporation for Assigned Names and Numbers ("ICANN"), selected Afilias to operate the registry for the .info top level domain names. Afilias and Liberty RMS entered into two year contract for Liberty RMS to provide technical registry management services for the registry operations for the .info registry. Liberty RMS began accepting real-time registrations in early September 2001. The difficult economic environment that existed post launch resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows believed that it would require a longer time frame than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows sold the business of Liberty RMS and certain software technology required to provide registry services to Afilias. Tucows received cash proceeds of approximately $1 million in connection with the sale of the business of Liberty RMS. In addition, Afilias agreed that if it was selected to provide back end registry services to support the .org registry, it would pay Tucows a royalty on each name registered or renewed in such registry, up to maximum of $1 million. Effective as of January 1, 2003, the registry operator for the .org registry selected Afilias to provide its back end registry services. Tucows believes Afilais may meet these performance criteria during 2003 and earn the maximum payment of $1 million. Prior to the sale of the business of Liberty RMS to Affilias, Tucows held, and it continues to hold, a 7.38% interest in Afilias. Moreover, Tucows remains a registrar for the .info registry.

        On August 16, 2002, Tucows sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude, LLC, an unrelated party. Total consideration received consisted of cash proceeds of approximately $1.6 million (including an intellectual property license fee of $100,000). Tucows recognized a gain on disposition of these assets in the amount of approximately $1.8 million.

        Tucows holds an 11% interest in bigchalk.com, inc. ("bigchalk"), a privately held company. The carrying value of this investment at December 31, 2002 was nil. On December 31, 2002, Tucows received notice that bigchalk had received sufficient written consents from its stockholders to approve the merger of bigchalk with a wholly-owned subsidiary of ProQuest Information and Learning Company, Curious Acquisition, Inc. Under the terms of the merger agreement, bigchalk's common stockholders will receive $0.0001 per share. Accordingly, any proceeds received by Tucows will be immaterial.

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

  •
  domain name MSPs, who facilitate domain name registrations in .com, .net, .org, .info, .biz, .name and country code domains;

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

  Domain Name Registration Background

        The Internet domain name registration system is composed of two principal functions: registry and registrar. The registry maintains the database that contains the domain names registered in the top level domains and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

        The domain name system is organized according to industry custom by levels, so that, for example, in the domain name mybrand.com, .com is the top level domain and mybrand is the second level domain. Top level domains are classified as either generic, or gTLDs, or country code, or ccTLDs. The gTLDs that are currently accepting registrations are .com, .net, .org, .info, .biz and ..name.

        There are over 300 different country code top level domains, such as.us for the United States, .ca for Canada, .cn for China, .co.uk and .org.uk for the United Kingdom and .jp for Japan, representing over 240 countries. Each registry for country code domain names is responsible for maintaining and operating its own database of registered domain names. Some country code domains are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that prospective registrants have a local presence in the country to be able to register domain names in that country. While there have been movements directed at creating uniform domain name registration rules and registrar administration guidelines, there has been no international uniformity.

        From January 1993 until April 1999, Network Solutions, now a part of VeriSign, Inc. ("VeriSign"), was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the .com, .net and .org top level domains. VeriSign continues to act as sole registry for the .com and .net domains, maintaining the files in the shared registration system for these domains and the directory databases listing these domain names and their numerical Internet protocol addresses.

        In October 1998, the Department of Commerce called for the formation of a non-profit corporation to oversee the management of the .com, .net and .org domains and in November 1998, appointed ICANN as this non-profit corporation. In January 2000, Tucows began operations as an ICANN accredited registrar and began to register domain names in the .com, .net and .org domains. As of March 4, 2003, there were 163 ICANN-accredited registrars, of which 123 are active.

        In November 2000, ICANN approved bids for the following seven new generic top level domain registries: .info, .biz, .pro, .name, .museum, .coop and .aero. To date, .info, .biz and ..name have begun selling registrations.

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

  •
  Events.    Events, such as movies, sporting events and political campaigns, which represent additional name registration opportunities as individuals or organizations increasingly turn to the Internet to differentiate and promote their events; and

  •
  Regional Commerce.    Businesses are increasingly localizing their global on-line presence and commerce efforts to accommodate different cultures, currencies, languages and delivery requirements. Tucows believes that this trend will lead to an increased demand for country code registrations.

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

  •
  implementing and managing these services with a sufficient level of technical human resources; and

  •
  ensuring system reliability and redundancy.

        Tucows believes that MSPs will continue to seek a reliable, trustworthy and comprehensive source to deliver many of these applications and services.

Tucows' Solution

        Tucows manages an Internet-based distribution network through which Tucows delivers business applications and services and digital software content to a network of over 8,000 MSPs in over 100 countries. Tucows' services are designed to allow MSPs to provide a higher level of customer service and performance, to enhance revenue per customer through offering additional products and services, to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies. Tucows believes that its services to MSPs offer the following benefits:

  An Attractive Outsourcing Proposition

        Applications and services distributed by Tucows allow its MSPs to focus on their customer acquisition and retention while avoiding the costs of developing, implementing and maintaining hardware and software systems extraneous to their core businesses. Tucows' services simplify product integration and administration for its MSPs and provide them with applications at economies of scale. Web certificates and domain name registration services are provided on a generic basis that allows Tucows' MSPs to interact directly with their clientele, thus strengthening the MSP's relationships and enhancing the MSP's brand. Tucows also acts as the technical and administrative intermediary with domain regulators and provides input on domain policy on behalf of its MSPs.

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

  •
  Scalability.    Tucows enables its clients to offer domain names and other easily integrated additional applications and services to their end-users;

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

  Global Reach

        By working directly with a global customer base, Tucows has acquired experience that enables it to manage a number of regional challenges, including language differences, local regulations and process requirements, privacy legislation and payment regulations. Tucows supports MSPs located in over 100 countries.

Tucows' Strategy

        Tucows' objective is to use its global network of MSPs to become a leading distributor of Internet services. The key elements of its strategy include:

  Continue the Private Label Focus

        Tucows plans to continue to offer its Internet applications and services to its MSPs on a wholesale, or private label, basis. Tucows believes that its MSP customers view it as a partner, rather than as a competitor, for providing applications and services to end-users. Tucows focuses on addressing its MSP customers' technical requirements and business objectives and on providing applications and services that MSPs require to grow their businesses. Tucows is dedicated to providing a high degree of flexibility to its MSPs' end-users by offering products and services from a wide variety of third party providers in any given application category. By delivering applications and services on a private label basis, Tucows avoids the high marketing costs typically related to building a brand on the Internet. Tucows uses its MSPs' marketing efforts and allows them to maintain their relationships with and promote their brands to their end-users. Tucows has built its business and its brand, through use and reputation, not marketing and public relations.

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

  Capitalize on Additional Revenue Opportunities

        By increasing the number of applications and services Tucows offers and by promoting them to its MSPs, Tucows believes that it will be able to produce higher revenues from its customers. Tucows provides domain name registration, software distribution services and web certificates, advertising and co-branding services and search and reference sites. To create further opportunities for revenue growth, Tucows also intends to offer, generally on an outsourced, private label basis from one integrated interface:

  •
  Domain name registration services for the new gTLDs as they become available in the marketplace. As the domain name market matures, and Tucows' renewal and transfer efforts become increasingly important to increasing the lifetime economic value of its customer base, Tucows is committed to making its automated transfer and renewal services more efficient and easier to use;

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

  Build Strategic Alliances

        Tucows intends to continue developing strategic alliances to expand its product offerings, extend its platform and increase its sales. For example, Tucows has entered into a strategic relationship with GeoTrust, Inc. ("GeoTrust") to provide security products such as secure e-commerce transactions, identity verification and trust authentication services designed specifically for small and medium-sized businesses doing business online.

Tucows' Products and Services

        Tucows offers its applications and services to its network of MSPs and directly to end-users. Tucows principal applications and services include domain name registration services, digital certificate delivery and digital content distribution. Tucows also continues to operate its Newshub web site as well as offer its Sleuth search technology to the market. However, these products are not material to Tucows' operations.

  Domain Name Registration Services

        Tucows offers wholesale and retail domain name registration services for numerous gTLD's and ccTLDs. Key components of Tucows' domain name registration services include:

  •
  OpenSRS.    Tucows' wholesale service is designed to enable MSPs to register domain names for their end-users. Pricing is based on a per name, per year charge. Tucows imposes no restrictions on the prices charged by Tucows' clients to their customers;

  •
  Domain Direct—www.domaindirect.com.    Tucows' retail domain name registration service is designed to enable consumers to establish an internet presence using Domain Direct's Domain Control Panel. Included in the service are tools for domain name registration, personalized e-mail addresses, domain forwarding and web hosting that allow customers to register, develop, use and manage their web sites; and

  •
  Hosted Registrar Services.    A service that allows ICANN accredited registrars to use Tucows' technical systems to process domain name registrations. Hosted registrar services enable registrars to use a proven system without incurring the costs of building their own technical infrastructure. Hosted registrar services also include professional service elements, including custom development, data management and systems administration.

  Digital Certificate Delivery

        Tucows has entered into a partnership with GeoTrust to provide Tucows' MSPs with the ability to purchase security products such as secure e-commerce transactions, identity verification and trust authentication services through the OpenSRS system. Digital certificates authenticate identities over the Internet and secure transactions between buyers and merchants. Tucows offers these services exclusively to MSPs on a private label basis so that they may involve their brands in selling security products to their end-users, which is especially important in a trust-related service such as digital certificates.

  Digital Content Distribution

        Tucows distributes software and other digital content both directly to customers and through its accelerated content delivery network. Tucows digital content distribution services include:

  •
  Tucows web site, www.tucows.com, which is designed to provide customers with fast access to Tucows' extensive libraries of software and digital content. Primary navigation is designed around users selecting the libraries of interest to them, such as Windows or Linux. There are eight main libraries containing a total of over 36,000 titles. Each software title in Tucows' library is reviewed, virus-tested and rated on a scale of one to five. Revenue is produced from the Tucows web site through advertising and co-branding agreements;

  •
  Tucows accelerated content delivery network which sends Tucows' software and digital content libraries to its MSPs' networks, which are the initial access points where their end-users connect to the Internet. Tucows has entered into relationships with over 1,000 partners around the world. Each partner that agrees to use the accelerated content delivery network is expected to download the content libraries it offers at least once a day. Advantages of this service include:

  •
  Bandwidth Savings and Faster Downloads.    Having Tucows' software libraries on its MSPs' local networks conserves Internet bandwidth and reduces the MSPs' bandwidth costs. Because traffic from the subscriber base remains local to the MSPs' network, customers receive a faster download;

  •
  Flexible and Customizable.    Tucows enables content providers to choose from among a broad range of software libraries so that they are able to customize their offerings to best satisfy local interests; and

  •
  Tucows Rating System.    Each software title offered by Tucows is reviewed by Tucows' editorial staff, allowing MSPs' end-users to sort through the huge range of alternative software titles available to them in any given category; and

  •
  Tucows Author Resource Center, or ARC.    ARC provides software developers who rely on Tucows as a primary source of distribution with the tools to both manage and promote their software on the Tucows web site through advertising services, including keyword search placements, banners, promotional placements, expedited reviews and premium data services to Tucows' large, technologically sophisticated audience. The advertising sales business model is based on both the audience cost-per-thousand variable and the cost-per-click-through variable.

Customer Support

        Tucows seeks to provide superior customer service by anticipating the technical requirements and business objectives of its MSPs. Tucows also provides its MSPs with technical advice to help them understand how Tucows' applications and services can be customized for their particular needs. MSPs may contact Tucows by e-mail or Tucows toll-free telephone number. A library of frequently asked questions and answers is made available to all MSPs through Tucows' web site.

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

  •
  marketing promotions;

  •
  domain policy positions; and

  •
  negotiation of agreements.

        These forums are open to the public, which increases the level of scrutiny Tucows faces and the standard to which it is held. This, in turn, produces credibility with the MSPs. Problems are raised that are often solved by other customers who have faced similar situations. This greatly increases the speed and breadth of response the customer is able to receive in a cost effective manner.

Technology and Infrastructure

        Tucows employs advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary software and platform infrastructure.

  Tucows OpenSRS Platform

        The Tucows OpenSRS platform provides the technical infrastructure that allows MSPs to provision Internet services to their customers without having to make substantial investments in their own software or hardware. In 2000, the OpenSRS platform was primarily used to provision domain name registration services. Since then, a number of significant enhancements and architectural changes have been made to the OpenSRS platform to extend its capabilities to provision additional Internet services like security and identity products and email. In addition, Tucows extends the facilities offered by its OpenSRS platform to other ICANN-accredited registrars to register domain names under their own registrar tag.

        The key components of Tucows' transactional platform include:

  •
  Tucows' OpenSRS Server. This system acts as an interface between third party suppliers, including VeriSign's global registry service, GeoTrust, Afilias and NeuLevel and Tucows' MSPs. This is the component of the platform through which all MSPs provision services and complete transactions. It allows MSPs and their customers to add, delete, change and transfer domain names and other Internet services in an automated fashion.

    The OpenSRS server also provides MSPs with a comprehensive set of tools to allow them to easily administer and manage the domain names of their clients, the registrants. These tools are accessible by Tucows' MSPs through the Internet and enable them to monitor domain name registrations as they occur, and perform other administrative functions. The tools also allow Tucows' MSPs to efficiently manage a large number of domains belonging to a single registrant. For example, the administrative contact for a large number of domains can be changed using a single screen.

    The OpenSRS server also facilitates country code top level domains and multilingual domains, including the ability to process the different communication protocols, price points, taxes and policies of the various top level domains.

  •
  Tucows OpenSRS Client. Resellers access the OpenSRS server either through a web interface, through the API or by running the open source Tucows Client code on their servers. The end user accesses the resellers' systems, which then uses one of the above methods, to interface with Tucows OpenSRS to complete the transaction. The client-server environment allows resellers and registrants to add, renew, transfer and manage the domains they own. In addition, resellers can also perform administration and reporting for all domains that were registered through them. Detailed reporting is available for the resellers to efficiently manage their portfolio and the open source nature of the OpenSRS client allows resellers to easily integrate the client code into their billing, payment and other administrative systems.

  Digital Content Distribution Network Architecture

        Tucows manages an extensive network for distributing software and other digital content using proprietary software and standard hardware. The key elements of the accelerated content delivery network include main hubs that Tucows owns and servers that are owned by MSPs located at their facilities. Bandwidth and update times are minimized by utilizing mirroring software that sends compressed and incremental updates to Tucows' mirrors which results in Tucows' mirror sites being able to keep their libraries more current and provide MSPs customers with fresher content. As of December 31, 2002, Tucows network reached over 1,000 servers in over 100 countries.

Competition

        The market for Internet services including domain name registrations, software and content distribution, content notification and search and reference sites and other e-business services is rapidly evolving and highly competitive. Tucows' competition may be divided into groups consisting of:

  •
  other domain name registrars who market private label offerings to MSPs;

  •
  domain name registrars who market domain names primarily on a retail basis, such as Network Solutions, Register.com and GoDaddy, and who compete with Tucows' MSPs for end-users;

  •
  providers of content and services to web sites and MSPs, such as Openwave, and Critical Path;

  •
  providers of content notification and search and reference sites, such as Yahoo! and Northern Light;

  •
  providers of software downloads and other open source related content, such as CNET and VA Linux;

  •
  Internet service providers and web hosting providers, such as Concentric Network, DIGEX and Genuity;

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

U.S. Government Regulation of Domain Names

        The Internet domain name registration system is composed of two principal functions: registry and registrar. The registry maintains the database that contains the domain names registered in the top level domains and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

        Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions, which is now a part of VeriSign, was authorized to act as the sole registry and sole registrar for domain names in the .com, .net and .org, top level domains. In October 1998, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies about, domain names in the .com, .net and .org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names in these domains based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

        ICANN's authority is based upon voluntary compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the domain name registration system. On December 1, 1999, ICANN's first substantive policy, the Uniform Domain Name Dispute Resolution Policy, became effective. This dispute resolution policy was created to address the problem of cybersquatting, or registering the trademark of another as a domain name with the intent to wrongfully profit from the goodwill in that name created by the trademark holder. As ICANN creates additional policies governing the domain name registration system, Tucows will be affected by these policies.

        Additionally, there have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names. To help protect itself from liability in the face of these ongoing legal developments, Tucows has taken the following precautions:

  •
  Tucows' standard registration agreement requires that each registrant indemnify, defend and hold Tucows harmless for any dispute arising from the registration or use of a domain name registered in that person's name; and

  •
  since December 1, 1999, Tucows has required its MSPs to ensure that all registrants are bound to the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

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

        Tucows seeks to limit disclosure of its intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality, non-disclosure and work-for-hire agreements with Tucows. All Tucows employees are required to execute confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies accrue to Tucows. Before entering into discussions with potential content providers and network partners about Tucows' business and technologies, Tucows generally requires that these parties enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, Tucows also generally requires that the agreement containing the parties' rights and obligations include provisions for the protection of Tucows' intellectual property rights.

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

Employees

        Tucows believe that one of its strengths is the quality and dedication of its people and the shared sense of being part of a team. Tucows strives to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among its employees. As of December 31, 2002, Tucows had 141 full time employees.

Executive Officers of the Registrant

        The following table sets forth specific information regarding Tucows' executive officers as of March 25, 2003.

Name	Age	Position(s)
Elliot Noss	40	President and Chief Executive Officer
Michael Cooperman	51	Chief Financial Officer
Graham Morris	52	Chief Operating Officer
Supriyo Sen	56	Chief Technology Officer
Scott Swedorski	32	Editor-in-Chief

        Elliot Noss has served as Tucows' president and chief executive officer since May 1999 and served as vice president of corporate services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

        Michael Cooperman has served as Tucows' chief financial officer since January 2000. From October 1997 to September 1999, Mr. Cooperman was the chief executive officer of Archer Enterprise Systems Inc., a developer of sales force automation software.

        Graham Morris has served as Tucows' chief operating officer since June 2001. From September 2000 to June 2001, Mr. Morris served as Tucows' executive vice president, content. Before joining Tucows, he spent 15 years at Telemedia Publishing, a Canadian consumer magazine publishing company, where he became president in 1996.

        Supriyo Sen has served as Tucows' chief technology officer since February 2001. Before joining Tucows, from May 2000 to February 2001, Mr. Sen was vice president, marketing at GoLinQ.com, an Internet software company focused on e-commerce solutions for small and medium businesses. Before that, Mr. Sen spent 14 years at Hitachi Data Systems, a multi-national computer hardware company, where he served at various times as vice president, knowledge center, vice president, corporate strategy and vice president, marketing.

        Scott Swedorski has served as Tucows' editor-in-chief with responsibility for the editorial content of the Tucows software libraries since 1994 when he founded the Tucows.com web site.

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

        Tucows' stock price has varied significantly recently and if it continues to vary, the price of its common stock may decrease in the future regardless of Tucows operating performance. Investors may be unable to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

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

  •
  Tucows' ability to accurately select appropriate business models and strategies;

  •
  the impact that terrorist acts or military action may have on global economic conditions and the impact that this will have on Tucows' customers or business;

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

        Four principal shareholders beneficially own approximately 52% of Tucows voting stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows' assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Tucows' other shareholders.

        Third parties may be discouraged from making a tender offer or bid to acquire Tucows because of this concentration of ownership.

Tucows' quarterly and annual operating results may fluctuate and its future revenues and profitability are uncertain.

        Tucows' quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of Tucows' control. Tucows' quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

  •
  Tucows' ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of its services;

  •
  Tucows' ability to identify and develop new technologies or services and to commercialize those technologies into new services in a timely manner;

  •
  the mix of Tucows' services sold during the quarter or year;

  •
  Tucows' ability to make appropriate decisions which will position it to achieve further growth;

  •
  changes in Tucows' pricing policies or those of its competitors and other competitive pressures on selling prices;

  •
  Tucows' ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

  •
  market acceptance of Internet services generally and of new and enhanced versions of Tucows services in particular;

  •
  Tucows' ability to establish and maintain a competitive advantage;

  •
  the continued development of Tucows' global distribution channel and its ability to compete successfully as part of Tucows' sales and marketing strategy;

  •
  the number and significance of service enhancements and new service and technology announcements by Tucows competitors;

  •
  Tucows ability to identify, develop, deliver, and introduce in a timely manner new and enhanced versions of its current service offerings which anticipate market demand and address customer needs;

  •
  changes in foreign currency exchange rates and issues relating to the conversion to the Canadian dollar;

  •
  interruptions in Tucows' services;

  •
  seasonality of the markets and businesses of Tucows' customers;

  •
  news relating to Tucows' industry as a whole; and

  •
  Tucows' ability to enforce its intellectual property rights.

        Tucows operating expenses may increase. Tucows bases its operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. As a result of current economic conditions, Tucows intends to reduce discretionary spending; however, Tucows will continue to selectively incur expenditures in areas that it believes will strengthen its position in the marketplace. If Tucows does not meet revenue goals, it may not be able to meet reduced operating expense levels and its operating results will suffer. It is possible that in one or more future quarters, Tucows operating results may be below Tucows' expectations and the expectations of public market analysts and investors. In that event, the price of Tucows common stock may fall.

Tucows has a history of losses and although it was profitable and cash flow positive for the year ended December 31, 2002, it cannot assure you that it will be able to sustain profitability or positive cash flow.

        Although Tucows was cash flow positive from operations by approximately $3.4 million and achieved profitability of approximately $1.9 million for the year ended December 31, 2002, this profitability was primarily due to the gain of approximately $3.8 million on the sale of certain assets. The proceeds on the sale of the assets against which the gain was recorded are not, however, included in the cash flow from operations figure. This was offset by the write-down in the value of Tucows' investment in bigchalk of approximately $1.0 million and an operating loss of approximately $980,000. Tucows incurred net losses of approximately $13.4 million for the year ended December 31, 2001, including approximately $5.0 million of amortization and write down of intangible assets and negative cash flow from operating activities of $6.1 million. For the year ended December 31, 2000, Tucows incurred a net loss of $37.7 million that included $22.9 million of amortization and write down of intangible assets, and negative cash flow from operating activities of $0.5 million.

        As of December 31, 2002, Tucows had an accumulated deficit of approximately $59.7 million. Tucows anticipates that its operating expenses will increase. If an increase in operating expenses is not accompanied by a corresponding increase in revenues, Tucows operating results will suffer, particularly as most of Tucows revenue is recorded as deferred revenue and is then recognized ratably over the term of the service, while Tucows operating expenses are expensed in full when incurred. Accordingly, although Tucows was profitable and had positive cash flow from operations for the year ended December 31, 2002, it cannot assure you that it will be able to sustain or increase its profitability or cash flow in the future.

Tucows has only been operating as a domain name registrar since January 2000 and because it operates in a new industry for private label Internet applications and services, it is exposed to risks that affect its ability to conduct its business.

        Competition in the domain name registration industry was introduced in 1999. Tucows entered the domain name registration business in January 2000 and, therefore, has a limited operating history as a domain name registrar upon which its business and prospects can be evaluated. As a company operating in a newly competitive and rapidly evolving industry, Tucows faces risks and uncertainties relating to its ability to implement its business plan successfully. Tucows cannot assure you that it will adequately address these risks and uncertainties or that its business plans will be successful.

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

        Before 1999, Network Solutions, which is now a part of VeriSign, managed the domain name registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, in the United States, Congress has held hearings to evaluate ICANN's selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN's president recently recommended a restructuring of the organization to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. Tucows continues to face the risks that:

  •
  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

  •
  the Internet community or the Department of Commerce or U.S. Congress may refuse to recognize ICANN's authority or support its policies, which could create instability in the domain name registration system;

  •
  ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

  •
  the terms of the registrar accreditation process could change in ways that are disadvantageous to Tucows; and

  •
  International regulatory bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation and privacy.

        In addition, ICANN has established policies and practices for itself and the companies it accredits to act as domain name registries and registrars. Some of ICANN's policies and practices, and the policies and practices adopted by registries and registrars in the domain name business, could be found to conflict with the laws of one or more jurisdictions.

        If any of these risks occur they could create instability in the domain name registration system business. These risks could also disrupt or suspend portions of Tucows' domain name registration business, which would result in reduced revenue.

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from VeriSign and other competitive registrars.

        Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, VeriSign, a provider of Internet trust services, acquired Network Solutions. The acquisition of Network Solutions by VeriSign has facilitated cross-marketing between the two companies and has strengthened VeriSign's competitive advantage by enabling it to couple registration services with an expanded range of products and services.

        Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. As of December 31, 2002, ICANN had accredited 163 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows. Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market. As a result, Tucows may not be able to compete effectively.

        In response to increasing competition in the domain name registration industry, Tucows may be required to reduce the prices it charges for its core domain name registration business. The VeriSign registry charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows' competitors offer registration services at a price level minimally above the $6 VeriSign registry fee for each domain name registered in the .com, .net and .org registry. Other competitors, including VeriSign, have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis. Some of Tucows' competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. Although Tucows offers discounts and rebates based on volume or participation in other programs Tucows offers, Tucows does not presently intend to reduce its prices. If Tucows should reduce prices in order to remain competitive, Tucows' revenues may decline.

If the growth rate of the market for new domain names continues to fall, Tucows' net revenue from registrations may fall below anticipated levels.

        The .com, .net and .org domain name markets are now stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they have experienced in the past. The VeriSign registry has reported a decline in the number of registrations starting in the third quarter of 2000.

        In 2002, the VeriSign registry recorded approximately 10.6 million new registrations compared to 10.8 million new registrations during 2001, reflecting the slow-down in the growth and expansion of the Internet market for new domain names.

        The renewal and transfer of existing domain registrations as a proportion of the total domain name market has increased and is expected to increase further in 2003. The VeriSign registry reported approximately 14.5 million renewals and transfers for 2002, up from approximately 11.1 million for 2001.

        A continuing decline in the market for new domain names would restrict the growth of Tucows' domain name registration business and its revenues may decline.

The introduction of new generic top level domains may cause significant fluctuations in Tucows' financial results and may make it difficult to predict future performance.

        Tucows anticipates significant demand with the introduction of each new generic top level domain as individuals and companies seek to protect their intellectual property and attempt to register names that have already been claimed in the existing registries. The numbers of new registrations will likely increase and then plateau which will have a corresponding impact on Tucows' net revenues. As a result, Tucows' operating results may fluctuate in the future. If Tucows incurs expenses associated with the introduction of the new generic top level domains and is not able to recover its costs, Tucows' revenues may decline.

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

        Tucows also anticipates that its renewal rates will be affected by the high number of registrations that occurred during the initial growth stage of the domain name industry in 2000 by speculators who registered domain names with the intention of reselling them rather than putting them to use and who may not renew a significant portion of the names they registered.

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

        If Tucows MSPs should choose to become accredited registrars and choose not to utilize Tucows' hosted registrar service, Tucows' revenues could decline.

A significant portion of Tucows' cash revenues is obtained from a limited number of MSPs, and the loss of any major customers could cause Tucows' cash revenues to decline.

        While no customer accounted for more than 10% of Tucows cash revenues in 2002, approximately 100 MSPs account for approximately 50% of Tucows' transaction volume and cash revenues. Tucows does not expect any customer to account for more than 10% of cash revenues in 2003. If Tucows loses and is unable to replace any major customers, Tucows' cash revenues will decline.

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

Currency fluctuations may adversely affect Tucows.

        Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows' operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows' business, financial condition, and results from operations. In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar. Tucows' policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure. At December 31, 2002, Tucows had $9.0 million in notional forward foreign exchange contracts to convert

U.S. dollars into Canadian dollars at an average rate of 1.543 which expire on various dates to December 31, 2003.

Tucows depends on third parties for free and low cost web-based content.

        Tucows accesses and provides web-based content for certain of its content notification and other sites. Tucows accesses this content mainly by searching selected web sites and then providing links to relevant content from the individual sites. Usually, Tucows pays no fee, or a small fee, for accessing web-based content in this manner. Tucows' ability to continue to use web-based content in this manner without cost, or for small fees, is fundamental to its goal of providing free, or low cost, content notification sites.

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

  •
  security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

  •
  privacy concerns, including those related to the ability of web sites to gather user information without the user's knowledge or consent, may impact consumers' willingness to interact online.

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

        The unauthorized reproduction or other misappropriation of Tucows' intellectual property rights, including copying the look, feel and functionality of its web site could enable third parties to benefit from Tucows' technology without Tucows receiving any compensation.

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

        The ability of Tucows to maintain its computer hardware and software and telecommunications equipment in working order and to reasonably protect them from error and interruption is critical to its success. Failures and interruptions of, and the slowing of response times on, these systems could be caused by:

  •
  an increase in the traffic on Tucows' web sites without any necessary increase in system capacity;

  •
  natural disasters, power losses, telecommunications failures, break-ins and similar events;

  •
  computer viruses and electronic break-ins;

  •
  errors, defects and bugs in software; and

  •
  failure or inability to upgrade technical infrastructure to handle unexpected surges in customer levels and increases in customers' usage of bandwidth.

        Tucows' web site has experienced slower response times because of increased traffic and has occasionally suffered failures of the computer hardware and software and telecommunications systems that it uses to deliver its sites to customers. Substantial or persistent system failures could result in:

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

Tucows' Web Site

        Tucows' address on the World Wide Web is www.tucows.com. Tucows makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and other documents, filed with the SEC available free of charge, on its web site, as soon as reasonably practicable after such materials are electronically filed with the SEC.

ITEM 2.    PROPERTIES

        Tucows owns no real property. Tucows' principal administrative, engineering, marketing and sales office totals approximately 18,426 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2004. Tucows also maintains offices of approximately 10,000 square feet in Flint, Michigan and approximately 30,000 square feet in King of Prussia, Pennsylvania. Tucows does not own any real estate.

        Substantially all of Tucows' computer and communications hardware is located at either its facilities or at server hosting facilities in Toronto, Ontario.

ITEM 3.    LEGAL PROCEEDINGS

        On July 2, 2002, an action was commenced by Worldcom, Inc. in the District Court for the Eastern District of Pennsylvania alleging that Tucows has defaulted on several payments incurred by Infonautics prior to its acquisition by Tucows. Infonautics had contested these claims but the matter was never resolved. The lawsuit seeks damages of approximately $250,000. Tucows does not believe that the lawsuit has merit and intends to defend this claim vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Tucows' common stock has traded on the OTC bulletin board maintained by Nasdaq under the symbol TCOW since September 4, 2001. During the remainder of the period covered in the following table, the common stock traded under the symbol INFO on the OTC bulletin board maintained by Nasdaq from June 22, 2001 to September 3, 2001 and prior to that time on the Nasdaq SmallCap Market. The following table sets forth the range of high and low bid prices for Tucows common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Fiscal Quarter Ended	High	Low
2001	March 31, 2001	$1.38	$0.50
	June 30, 2001	1.06	0.40
	September 30, 2001	1.00	0.25
	December 31, 2001	0.63	0.29
2002	March 31, 2002	0.50	0.24
	June 30, 2002	0.61	0.33
	September 30, 2002	0.51	0.30
	December 31, 2002	0.39	0.21

        As of March 25, 2003, Tucows had 303 shareholders of record and Tucows believes that a substantially larger number of beneficial owners hold shares of its common stock in depository or nominee form.

        Tucows has not declared or paid any cash dividends on its common stock and does not intend to do so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data as of December 31, 2002, 2001, 2000 and 1999, and for the period from May 4, 1999 to December 31, 1999 and the years ended December 31, 2002, 2001 and 2000, reflects the financial position and results of operations of Tucows Inc. The selected historical financial data for the period from January 1, 1999 to May 3, 1999 and as of December 31, 1998, reflects the financial position and results of operations of Tucows' predecessor entity, the Tucows division of Tucows Interactive Limited. The statement of operations data for the year ended December 31, 1999 is prepared, as described in footnote 1, on a pro forma basis as though Tucows' acquisition of the assets of the Tucows division had occurred on January 1, 1999.

        The balance sheet data as of December 31, 2002, 2001 and 2000, and the statements of operations data for the years ended December 31, 2002, 2001 and 2000 and for the period from May 4, 1999 to December 31, 1999 have been extracted from Tucows' consolidated financial statements that have been audited by KPMG LLP, independent accountants which consolidated financial statements are listed in response to Item 8 of this annual report on Form 10-K.

        The historical financial data for the other periods indicated have been extracted from the applicable audited financial statements for the periods indicated which financial statements are not included herein.

        The historical data is only a summary, and you should read it with Tucows Management's Discussion and Analysis of Financial Condition and Results of Operations.

				Tucows Inc. Period from May 4, 1999 to Dec. 31, 1999		Tucows Division Year Ended December 31,
					Tucows Division Period from Jan. 1, 1999 to May 3, 1999
	Tucows Inc. Year Ended Dec. 31, 2002	Tucows Inc. Year Ended Dec. 31, 2001	Tucows Inc. Year Ended Dec. 31, 2000
						1999(1)	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$37,046	$31,590	$14,440	$2,834	$746	$3,580	$2,271
Cost of revenues	23,108	21,106	7,785	283	58	341	98

Gross profit	13,938	10,484	6,655	2,551	688	3,239	2,173
Operating expenses:
Sales and marketing	3,771	6,380	11,121	2,120	379	2,499	696
Technical operations and development	3,726	5,053	4,132	1,095	290	1,385	494
General and administrative	4,263	4,013	4,704	2,242	508	2,750	691
Depreciation of property and equipment	2,676	3,203	1,701	228	53	280	169
Loss on write-off of property and equipment	—	130	—	—	—	—	—
Amortization of intangible assets	222	3,657	11,617	7,330	—	10,995	—
Write-down of intangible assets	—	1,325	11,325	—	—	—	—
Loss on change in fair value of forward contracts	260	—	—	—	—	—	—

	14,918	23,761	44,600	13,015	1,230	17,909	2,050

Loss from operations	(980)	(13,277)	(37,945)	(10,464)	(542)	(14,670)	123
Other income (expenses)
Interest income, (expense), net	102	(136)	215	30	—	30	(5)
Gain on disposal of Electric Library subscription assets	1,847	—	—	—	—	—	—
Gain on disposal of Liberty Registry Management Services	1,955	—	—	—	—	—	—
Loss on disposal of Eklektix Inc.	(44)	—	—	—	—	—	—
Write-down of investment in bigchalk.com	(1,013)	—	—	—	—	—	—

Total other income (expenses)	2,847	(136)	215	30	—	30	(5)

Gain (loss) before provision for income taxes	1,867	(13,413)	(37,730)	(10,434)	(542)	(14,640)	118
Provision for income taxes	—	—	—	—	(63)	(63)	55

Net income (loss) for the year	$1,867	$(13,413)	$(37,730)	$(10,434)	$(479)	$(14,577)	$63

Basic and diluted earnings (loss) per common share	$0.03	$(0.24)	$(8.79)	$(2.43)		$(3.40)
Shares used in computing basic and diluted earnings (loss) per common share	64,626,429	56,152,735	4,291,500	4,291,500		4,291,500

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

	Tucows Inc. As of Dec. 31, 2002	Tucows Inc. As of Dec. 31, 2001	Tucows Inc. As of Dec. 31, 2000	Tucows Inc. As of Dec. 31, 1999	Tucows Division As of May 3, 1999	Tucows Division As of Dec. 31, 1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash)	$9,782	$4,814	$2,170	$1,670	$100	$128
Working capital (deficit)	(1,066)	(6,947)	(9,729)	1,352	(301)	122
Total assets	28,853	25,589	22,526	30,677	715	659
Deferred revenue	24,361	22,714	15,808	676	308	215
Long-term obligations, net of current portion	—	52	—	—	22	29
Stockholders' equity (deficiency)	(1,360)	(3,390)	(1,697)	29,083	—	—
Divisional equity (deficiency)	—	—	—	—	(153)	230

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of Tucows' financial condition and results of operations should be read with Tucows' consolidated financial statements and notes.

Overview

        Tucows is a distributor of Internet services, including domain registration, to Internet service providers, web hosting companies and other providers of Internet services to end-users, with a network of more than 8,000 resellers in more than 100 countries. Tucows is a registrar accredited by the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top level domains and web certificates. The Tucows web site offers more than 36,000 software titles in libraries located around the world, providing users with a fast local download.

        On August 28, 2001, Tucows concluded an acquisition of Infonautics, Inc., an unrelated provider of personalized information agents and web sites. The acquisition was done as a merger of a subsidiary of Infonautics into Tucows (Delaware) Inc. (formerly, Tucows Inc.) so that after the merger, Tucows (Delaware) Inc. became a wholly owned subsidiary of Infonautics. In the acquisition, Infonautics issued 51,685,432 shares of common stock to Tucows (Delaware) Inc. stockholders, which amounted to an approximately 80% interest of the consolidated company. On completion of the acquisition, Infonautics changed its name to Tucows Inc.

        During January 2002, as a result of the significant downturn in the emerging new economy and the overall decline in the on-line advertising industry, Tucows sold 85% of its interest in the web-based newsletter publishing company, Eklektix to Eklektix's management. Tucows recorded a loss in the amount of approximately $44,000 on this sale. The carrying value of Tucows' investment in Eklektix at December 31, 2002 was nil.

        In March 2002, Tucows sold the business of Liberty RMS, a wholly owned subsidiary of Tucows, to Afilias. In November 2000, ICANN selected Afilias to operate the registry for the .info top level domain names. Afilias and Liberty RMS entered into a two year contract for Liberty RMS to provide technical registry management services for the registry operations for the ..info registry. Liberty RMS began accepting real-time registrations in early September 2001. The difficult economic environment that existed post launch resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows believed that it would require a longer time frame than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry. Therefore, as a step in Tucows' effort to achieve profitability, Tucows sold the business of Liberty RMS and certain software technology required to provide registry services to Afilias. Tucows received cash proceeds of approximately $1 million in connection with the sale of the business of Liberty RMS. In addition, Afilias agreed that if it was selected to provide back end registry services to support the .org registry, it would pay Tucows a royalty on each name registered or renewed in such registry, up to maximum of $1 million. Effective as of January 1, 2003, the registry operator for the .org registry selected Afilias to provide its back end registry services. Tucows believes Afilais may meet these performance criteria during 2003 and earn the maximum payment of $1 million. Prior to the sale of the business of Liberty RMS to Afilias, Tucows held, and it continues to hold, a 7.38% interest in Afilias. Moreover, Tucows remains a registrar for the .info registry.

        On August 16, 2002, Tucows sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude, LLC, an unrelated company. Total consideration received consisted of cash proceeds of approximately $1.6 million (including an intellectual property license fee of $100,000). Tucows recognized a gain on disposition of these assets in the amount of approximately $1.8 million.

        Tucows holds an 11% interest in bigchalk, a privately held company. The carrying value of this investment at December 31, 2002 was nil. On December 31, 2002, Tucows received notice that bigchalk had received sufficient written consents from its stockholders to approve the merger of bigchalk with a wholly-owned subsidiary of ProQuest Information and Learning Company, Curious Acquisition, Inc. Under the terms of the merger agreement, bigchalk's common stockholders will receive $0.0001 per share. Accordingly, any proceeds received by Tucows will be immaterial.

Net Revenues

        Tucows earns its net revenues primarily from domain name registration and ancillary services and advertising and other revenue. Tucows also earned net revenues from Electric Library subscription fees until the sale of those assets in August 2002.

  Domain name registration and ancillary services

        Tucows generates the majority of its net revenues from domain name registration services on both a wholesale and retail basis. Tucows earns registration fees in connection with new, renewed and transferred-in registrations. These services are generally purchased for terms of one to ten years. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.

        On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificates, to resellers, who provide these services to their end-users to facilitate their use of Internet services such as e-mail or web-hosting. The domain name registration services offered by Tucows are for the gTLDs ..com, .net, .org, .info, .name and .biz and the country code domains .ca, .cc, .uk, .us and .tv. Tucows receives revenues for each domain name or web certificate registered through its system by resellers. Tucows charges standard fees for its services that are published on its web site. Tucows also extends volume based discounts and rebates to resellers.

        On a retail basis, Tucows offers domain registration services directly to end users through its Domain Direct division. Tucows receives revenues for the retail registration of domain names and the managing of other services relating to a domain name such as domain forwarding, Domain Name Service, web site creation and hosting, e-mail and e-mail forwarding. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its web site. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

        Prior to the sale of Liberty RMS in March 2002, Tucows provided technical back-end registry management services to Afilias, the .info registry. Tucows received from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management was due annually in the anniversary month. Effective March 25, 2002, Tucows sold Liberty RMS to Afilias.

  Advertising and other revenue

        Tucows generates advertising revenues through advertisements placed on its content properties. Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions to traditional advertisers. In addition, in response to the decline in the online advertising marketplace, Tucows established an Author Resource Center, whereby software developers, who rely on Tucows as a primary source of distribution, are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Advertising revenues are recognized ratably over the period in which the advertisement is presented. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' web site for reciprocal space or traffic on other web sites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows recognized barter revenue of approximately $51,000 for the year ended December 31, 2002, and $86,000 for the year ended December 31, 2001.

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

Tucows derives the majority of its net revenues from domain name registration fees and ancillary services. Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration Tucows also generates revenues from online advertising through advertisements placed on its content properties. Advertising revenues are primarily derived from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered. In addition, revenue is generated from software developers who utilize the Tucows site to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Advertising revenues are recognized ratably over the period in which the advertisement is presented. To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

        Until the sale of its search and reference services, Electric Library and Encyclopedia.com, in August 2002, Tucows' obtained revenue from such search and reference media sites. The revenue was recognized ratably over the term of the subscription. Potential individual subscribers were given a free trial period, after which Tucows charged a subscription fee for the required monthly or annual period. Revenues were reduced at the time of sale to reflect expected refunds and credit card charge-backs that were estimated based on historical experience and current expectations.

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

  Product development costs

        Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to the audited financial statements of Tucows. Tucows' policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management is required to use its judgment in assessing technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization. Actual results may differ from these estimates under different assumptions or conditions.

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

        Tucows measures any impairment based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in Tucows' current business model. Management bases its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of operations for the year ended December 31, 2002 compared to December 31, 2001

  Net revenues

	2002	2001
Net revenues	$37,046,375	$31,589,759
Increase over prior year	$5,456,616
Increase—percentage	17%

        The increase in net revenues primarily reflects the growth in revenues from Tucows domain name registration and Electric Library subscription businesses as further described below.

        Recognition of revenues from domain name and ancillary services increased by approximately 18% to approximately $32.9 million for the year ended December 31, 2002 from approximately $27.8 million for the year ended December 31, 2001. During the year ended December 31, 2002, the number of domain names processed for Tucows increased by approximately 300,000 to approximately 2.8 million new, renewed and transferred-in domain name registrations, compared to the year ended December 31, 2001. While Tucows anticipates the number of new, renewed and transferred-in domain name registrations to incrementally increase, market conditions could have a greater impact on the total number of domain names processed. During the year ended December 31, 2002, the total number of domain names under Tucows management increased by approximately 470,000 to approximately 3.4 million.

        This increase in domain name registrations resulted in Tucows' deferred revenue from domain name registrations and ancillary services increasing to approximately $24.4 million at December 31, 2002 from approximately $22.7 million at December 31, 2001.

        Tucows also believes that a large number of the names registered in 1999 and 2000 were registered by domain name speculators, who registered names with the intention of reselling them, rather than putting them to use. For this reason, Tucows expects that a significant percentage of existing domain name registrations will not be renewed and will be allowed to lapse. Over time, as the percentage of names held by speculators decreases, Tucows expects to see an increase in the renewal rates across the industry. Taking into account all of these market dynamics, Tucows anticipates that revenues from domain name registrations will continue to increase.

        No single customer accounted for more than 10% of net revenues for the year ended December 31, 2002 and one customer accounted for 17% of accounts receivable at December 31, 2002. This amount was collected in January 2003. One customer accounted for approximately 13% of net revenues for the year ended December 31, 2001. Tucows does not expect any customer to account for more than 10% of net revenues in 2003.

        In late August 2001, Afilias began accepting pre-registrations for the new gTLD, .info. This resulted in Tucows earning revenues for registry management services for the .info domain name amounting to approximately $578,000 for the five months ended December 31, 2001. Payment for each registration under management was due annually, in the anniversary month. In March 2002, Tucows sold its registry management services business to Afilias. Revenue from registry management services for the three months ended March 31, 2002 was approximately $522,000.

        Subscription fees from Tucows search and reference services contributed revenue of approximately $2.7 million for the year ended December 31, 2002. In August 2002, Tucows sold the assets and certain liabilities of its search and reference services, Electric Library and Encyclopaedia.com, to Alacritude. Subscription fees from Tucows search and reference services, which was acquired from Infonautics on August 28, 2001, contributed revenue of approximately $1.6 million for the year ended December 31, 2001.

        The increases in revenues summarized above were partially offset by declines in advertising and related services revenues. These revenues amounted to approximately $1.4 million for the year ended December 31, 2002 as compared to approximately $2.1 million for the year ended December 31, 2001. This decline is primarily the result of the continued slowdown in the traditional online advertising market, which has been partially offset by revenues generated by the Tucows Author Resource Center.

  Cost of revenues

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and advertising and other revenue.

	2002	2001
Cost of revenues	$23,107,871	$21,105,790
Increase over prior year	$2,002,081
Increase—percentage	9%

        Growth of revenues was the primary factor in the increase of cost of revenues in 2002 from 2001. Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

        Cost of revenues for domain name registrations consist of registry fees and network costs. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses comprise primarily communication and provisioning costs related to the management and support of the network.

        The increase in cost of revenues for domain name registrations was primarily due to the growth in domain name registration revenues and the corresponding cost of registry fees for domain names registered during the year ended December 31, 2002 and the full impact of the ratable portion of the cost of registry fees for domain names registered in prior periods.

        Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. These fees are recognized ratably over the term of the registration on a basis consistent with the recognition of revenues from Tucows' customers.

        Until the sale of its back-end registry management services business to Afilias in March 2002, Tucows was responsible for the payment of certain agreements with third party suppliers for services and technical support, including web hosting required to operate of the .info registry. Under these agreements, Tucows was committed to monthly payments ranging from approximately $97,000 to approximately $335,000. This accounted for approximately $2 million in cost of revenues for 2001 compared to approximately $962,000 from January 1, 2002 to March 2002 when these contractual obligations were assumed by Afilias as part of the sale.

        In August 2002, Tucows sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude. The principal element of cost associated with the delivery of these services prior to the sale was the royalty and license fees on end-user revenues paid to bigchalk. This amounted to approximately $972,000 for the year ended December 31, 2002 and approximately $579,000 for the year ended December 31, 2001. bigchalk.com was the sole provider of content, hardware, software, and related costs to deliver the Electric Library products.

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

	2002	2001
Sales and marketing	$3,770,913	$6,380,102
Decrease over prior year	$(2,609,189)
Decrease—percentage	(41)%
Percentage of revenues	10%	20%

        The decrease in sales and marketing costs from 2001 to 2002 was primarily the result of Tucows reducing its headcount and curtailing marketing programs during 2002 as it reassessed its marketing strategies. This reassessment resulted in significantly lower amounts being spent on traditional marketing activities during the year ended December 31, 2002 (approximately $471,000 compared to approximately $1.7 million for the year ended December 31, 2001) as Tucows increased its focus on targeted market acquisition programs. The balance of the decrease resulted from a reduction in personnel related expenditures of approximately $1.4 million.

        Tucows believes that sales and marketing expenses (in absolute dollars) will remain flat or increase slightly on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

  Technical operations and development

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings. This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names (both at a registrar and, before the sale of the business of Liberty RMS, at a registry level) and to distribute its digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs incurred are expensed as incurred.

	2002	2001
Technical operations and development	$3,725,966	$5,052,569
Decrease over prior year	$(1,326,603)
Decrease—percentage	(26)%
Percentage of revenues	10%	16%

        The decrease in technical operations and development expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001 was due to Tucows' cost cutting initiatives undertaken in September 2001. These initiatives, which consisted primarily of headcount reductions, accounted for a decrease in personnel related expenditures of approximately $1.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. In addition, the completion of the back-end registry technology accounted for a decrease in contractor and outside services of approximately $508,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001.

        This decrease was partially offset by the level of expenditure for capitalized research and development which have decreased from approximately $1.5 million for the year ended December 31, 2001 to approximately $532,000 for the year ended December 31, 2002 as a result of the maturing of Tucows' product offerings.

        Tucows expects technical operations and development expenses (in absolute dollars) to remain in line with 2002 as its business continues to grow and as it further develops its applications and services.

  General and administrative

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	2002	2001
General and administrative	$4,263,025	$4,012,969
Increase over prior year	$250,056
Increase—percentage	6%
Percentage of revenues	12%	13%

        The increase in general and administrative expenses was a result of incremental increases in payroll, insurance and foreign exchange costs which were offset by an amount of approximately $197,000, being a refund of state taxes.

        Tucows expects general and administrative expenses to increase in absolute dollars as it continues to grow and incur incremental expenses as a public company.

  Depreciation of property and equipment

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	2002	2001
Depreciation of property and equipment	$2,675,836	$3,202,948
Decrease over prior year	$(527,112)
Decrease—percentage	(16)%
Percentage of revenues	7%	10%

        The decrease in depreciation was primarily due to various assets of Tucows' being fully depreciated in prior years with no significant current year additions to offset the reduction.

  Amortization of intangible assets

        Amortization of intangible assets consists of amounts relating to the non-competition agreements entered into with the former owners of the Tucows division of Tucows Interactive Limited, which are amortized on a straight-line basis over three years. These agreements were fully amortized during the quarter ended June 30, 2002.

	2002	2001
Amortization of intangible assets	$222,222	$3,656,846
Decrease over prior year	$(3,434,624)
Decrease—percentage	(94)%
Percentage of revenues	1%	12%

  Loss on change in fair value of forward contracts

	2002	2001
Loss on change in fair value of forward contracts	$260,289	$—

        Tucows revenue is primarily realized in United States dollars. However, a significant portion of Tucows' operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows results from operations. In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar.

        During the year ended December 31, 2002, Tucows incurred a foreign exchange loss of approximately $260,000 as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at December 31, 2002, which were entered into in June 2002.

  Other income (expenses)

	2002	2001
Other income (expenses), net	$2,846,578	$(135,920)

        Other income includes a gain of approximately $1.8 million that Tucows recorded in connection with the sale of all of the assets and certain liabilities associated with Tucows' search and reference services, Electric Library and Encyclopeadia.com to Alacritude in August 2002. It also includes a gain of approximately $2.0 million that Tucows recorded in connection with the disposition of its back-end registry services business to Afilias in March 2002. These gains were offset by the loss on sale in

January 2002 of Eklektix of approximately $44,000 and the loss of approximately $1.0 million that Tucows recorded on the write down of its investment in bigchalk in June 2002. This write down was based on Tucows' review of the carrying value of its investment in bigchalk and its conclusion that an other than temporary decline in the value of the investment had occurred.

        Other income includes net interest income (expense) of approximately $102,000 and approximately $(136,000) for the years ended December 31, 2002 and 2001, respectively.

  Income taxes

        No provision for income taxes has been recorded for the years ending December 31, 2002 and 2001 as Tucows level of historical taxable income and net operating losses of approximately $19 million make it unlikely that Tucows will reach a taxable position in the near future.

Results of operations for the year ended December 31, 2001 compared to December 31, 2000

  Net revenues

	2001	2000
Net revenues	$31,589,759	$14,439,829
Increase over prior year	$17,149,930
Increase—percentage	119%

        The increase in net revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily reflects growth in Tucows' domain name registration business. During the year ended December 31, 2001, Tucows processed approximately 2.3 million new domain name registrations (including transfers). This included approximately 415,000 names processed on behalf of other registrars. This resulted in the total number of registered domain names under Tucows management at December 31, 2001 being approximately 3.4 million (including approximately 433,000 on behalf of other registrars), up from approximately 2.1 million at December 31, 2000. This revenue increase from domain name registrations correspondingly resulted in Tucows' deferred revenue from domain name registrations increasing to approximately $22.7 million for the year ended December 31, 2001 from approximately $15.8 million for the year ended December 31, 2000.

        One customer accounted for approximately 13% of net revenues for the year ended December 31, 2001. The same customer accounted for approximately 12% of net revenues in 2000.

        The increases in revenues summarized above were partially offset by declines in advertising and related services revenues. These revenues amounted to approximately $2.1 million for the year ended December 31, 2001 as compared to approximately $4.7 million for the year ended December 31, 2000. This decline was primarily the result of the significant slowdown in online advertising revenue from emerging new economy companies as they re-assessed their online advertising strategies.

  Cost of revenues

	2001	2000
Cost of revenues	$21,105,790	$7,785,105
Increase over prior year	$13,320,685
Increase—percentage	171%

        The increase in cost of revenues in 2001 from 2000 was primarily due to the growth of revenues due to the growth in Tucows' domain name registration business, and Tucows recognizing the appropriate ratable portion of the cost of registry services and networking costs. In addition, during the second half of 2001, Tucows began incurring costs in providing back-end registry services. This business was sold to Afilias as more fully described above. Tucows acquisition of Infonautics resulted in an increase in its cost of revenues since the acquisition in August 2001.

        To provide the registry management services contemplated in the back-end registry services agreements signed with Afilias, Tucows entered into agreements with third party suppliers for services and technical support, including web hosting necessary for the operation of the.info registry. Under these agreements, Tucows was committed to monthly payments ranging from approximately $97,000 to approximately $335,000, depending upon the completion of certain milestones specified in the agreements. This resulted in an increase of approximately $2 million in cost of revenues for 2001 compared to 2000. This business was sold to Afilias and these costs have been assumed by Afilias.

  Sales and marketing

	2001	2000
Sales and marketing	$6,380,102	$11,121,051
Decrease over prior year	$(4,740,949)
Decrease—percentage	(43)%
Percentage of revenues	20%	77%

        The decrease in sales and marketing costs from 2000 to 2001 was primarily the result of a reduction in marketing expenses to approximately $2.4 million for the year ended December 31, 2001 from approximately $6.7 million for the year ended December 31, 2000 as a result of Tucows lower cost structure in 2001. In light of the economic environment in 2001, Tucows re-assessed its marketing strategies and decreased its headcount to reduce its cost base to better position it to return to a positive cash flow position.

  Technical operations and development

	2001	2000
Technical operations and development expenses	$5,052,569	$4,132,301
Increase over prior year	$920,268
Increase—percentage	22%
Percentage of revenues	16%	29%

        The increases in technical operations and development expenses from 2000 to 2001 were primarily due to Tucows' efforts to develop its registry services platform and to develop, expand and upgrade its technology, transaction processing systems and network infrastructure as the volume of traffic on its web site and transactional volume through its delivery platform, OpenSRS, increased. The increases were partially offset by cost cutting initiatives, primarily headcount reductions, undertaken in September 2001.

  General and administrative

	2001	2000
General and administrative	$4,012,969	$4,704,213
Decrease over prior year	$(691,244)
Decrease—percentage	(15)%
Percentage of revenues	13%	33%

        General and administrative expenses remained relatively flat over the year ended December 31, 2001 compared to the year ended December 31, 2000. The incremental increase in costs associated with the additional infrastructure costs as a result of the Infonautics acquisition in August 2001 were primarily offset by the cost of approximately $500,000 incurred by Tucows during 2000 in exploring the possibility of a public offering and in achieving better control over credit card processing fees.

  Depreciation of property and equipment

	2001	2000
Depreciation of property and equipment	$3,202,948	$1,700,944
Increase over prior year	$1,502,004
Increase—percentage	88%
Percentage of revenues	10%	12%

        The increase in depreciation was primarily due to additions to property and equipment in 2001, such as computers, furniture and software.

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

	2001	2000
Amortization of intangible assets	$3,656,846	$11,616,414
Decrease over prior year	$(7,959,568)
Decrease—percentage	(69)%
Percentage of revenues	12%	80%

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

  Other income (expenses)

	2001	2000
Interest income (expense), net	$(135,920)	$215,154
Decrease over prior year	$(351,074)
Decrease—percentage	(163)%

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

Liquidity and capital resources

        Before the acquisition of Infonautics on August 28, 2001, Tucows (Delaware) Inc. had funded operations and capital requirements through private placements of Series A convertible preferred shares which totaled approximately $43.3 million in aggregate net proceeds through December 31, 2001.

        At December 31, 2002, Tucows principal source of liquidity was cash and cash equivalents of approximately $8.8 million as compared to approximately $4.8 million at December 31, 2001, an increase of approximately $4.0 million.

        Net cash provided by operating activities was approximately $3.4 million for the year ended December 31, 2002, as compared to cash used in operations of approximately $6.1 million for the year ended December 31, 2001. Net cash provided by operating activities for the year ended December 31, 2002 resulted primarily from net income for the year and increases in deferred revenue (representing cash received in advance of provision of the services). These increases were partially offset by an increase in prepaid domain name registry fees. Net cash used in operating activities for the year ended December 31, 2001 resulted primarily from net losses for the period, increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities. These decreases were partially offset by an increase in deferred revenue.

        Net cash provided by investing activities was approximately $703,000 for the year ended December 31, 2002, primarily as a result of the proceeds of approximately $1.6 million received on the sale of the Electric Library and Encyclopedia.com assets in August 2002 and approximately $939,000 received on the disposition of the back-end registry management services business in March 2002. These proceeds were partially offset by net cash used for the purchase of property and equipment of approximately $845,000 and the pledging of approximately $938,000 of Tucows cash and cash equivalents as margin security against forward exchange contracts purchased in June 2002 to hedge a portion of Tucows' Canadian dollar exposure. In 2001, net cash provided by investing activities was approximately $5.7 million primarily as a result of the $8.8 million, net of cash acquired, received in the acquisition of Infonautics. These proceeds were partially offset by cash used for capital expenditures of approximately $2.9 million for the year ended December 31, 2001 and payments totaling approximately $254,000 made to Afilias in connection with capital calls under the stockholders' agreement with Afilias.

        Net cash used by financing activities was approximately $111,000 for the year ended December 31, 2002 as a result of Tucows repaying its remaining obligations under capital leases. Net cash provided by financing activities for the year ended December 31, 2001 was approximately $3.0 million in terms of a rights issue with certain of Tucows shareholders in January 2001 to acquire Series A convertible preference shares.

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

        If additional financing is required, Tucows may not be able to raise it on acceptable terms, or at all, and additional financing may be dilutive to existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors. There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Tucows develops products in Canada and sells these products in North America and Europe. Tucows' sales are primarily made in United States dollars. Tucows' financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows' interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at December 31, 2002.

        Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure. These contracts, entered into in June 2002, have a remaining hedging period of 12 months.

        Such foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as Tucows has not complied with the documentation standards for these foreign exchange forward contracts to be accounted for as hedges. Tucows has accounted for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding gain or loss is recorded in the consolidated statement of operations. Tucows has no other freestanding or embedded derivative instruments.

        The impact of the foreign exchange forward contracts for the year ended December 31, 2002 was a net loss of approximately $260,000 which is reflected on the consolidated statements of operations. As of December 31, 2002, Tucows had outstanding foreign currency forward contracts totaling $9.0 million with an average exchange of US$1.00 to CDN$1.543

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Tucows' consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

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

        The information required by this item concerning executive officers is set for the in Part I, Item 1 of this Annual Report on Form 10-K.

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

ITEM 14.    CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of the design and operation of Tucows' disclosure controls and procedures as of February 28, 2003 was carried out by Tucows under the supervision and with the participation of the Tucows' management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Tucows' disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of Tucows' internal controls, there were no significant changes in Tucows' internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
10.2	Amended and Restated 1996 Equity Compensation Plan Agreement.(5)
10.3*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss.
10.4*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman.
10.5*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Graham Morris.
10.6*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen.
10.7	Lease between American Baptist Churches USA and Infonautics Corporation.(6)
10.8	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999.(7)
10.9	Lease between Pier North Associate and Tucows.Com, Inc., dated July 3, 2000.(8)
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

*
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

(4)
Incorporated by reference to exhibit number 10.27 filed with the Securities and Exchange Commission on October 19, 2001, with Post-Effective Amendment No. 1 to the Registration Statement.

(5)
Incorporated by reference to exhibit number 4.3 filed with Tucows' registration statement on Form S-8, as filed with the Securities and Exchange Commission on November 27, 2001.

(6)
Incorporated by reference to exhibit number 10.1 filed with Tucows' report on Form 10-Q for the quarterly period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000.

(7)
Incorporated by reference to exhibit number 10.9 filed with Tucows' report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 (the "2002 Form 10-K").

(8)
Incorporated by reference to exhibit number 10.10 filed with the 2002 Form 10-K.

(b)
Reports on Form 8-K

        Tucows did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Toronto, Province of Ontario, Canada on March 28, 2003.

TUCOWS INC.
By:	/s/ ELLIOT NOSS Name: Elliot Noss Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ STANLEY STERN Stanley Stern	Director	March 28, 2003
/s/ EREZ GISSIN Erez Gissin	Director	March 28, 2003
/s/ ALAN LIPTON Alan Lipton	Director	March 28, 2003
/s/ LLOYD MORRISETT Lloyd N. Morrisett	Director	March 28, 2003
/s/ ROBERT F. YOUNG Robert F. Young	Director	March 28, 2003

CERTIFICATION

        I, Elliot Noss, certify that:

        1.    I have reviewed this annual report on Form 10-K of Tucows Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ ELLIOT NOSS Elliot Noss Chief Executive Officer

CERTIFICATION

        I, Michael Cooperman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Tucows Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Tucows Inc.

Consolidated Financial Statements

(Dollar amounts in U.S. dollars)

Years ended December 31, 2002, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tucows Inc.

        We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
February 7, 2003

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$8,844,829	$4,814,189
Restricted cash (note 13(c))	937,500	—
Accounts receivable, net of allowance for doubtful accounts of $229,938 at December 31, 2002 and $276,579 at December 31, 2001	338,697	817,990
Prepaid expenses and deposits	1,951,086	2,041,927
Prepaid domain name registry fees, current portion	11,145,187	10,034,413

Total current assets	23,217,299	17,708,519
Prepaid domain name registry fees, long-term portion	3,700,340	2,599,962
Property and equipment (note 5)	1,581,321	3,691,390
Investments (note 7)	353,737	1,367,072
Intangible assets (note 6)	—	222,222

Total assets	$28,852,697	$25,589,165

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$1,605,630	$1,958,744
Accrued liabilities	2,288,412	2,242,858
Customer deposits	1,957,657	1,951,336
Obligations under capital lease, current portion	—	58,772
Deferred revenue, current portion	18,431,100	18,444,280

Total current liabilities	24,282,799	24,655,990
Deferred revenue, long-term portion	5,929,917	4,270,341
Obligations under capital lease, net of current portion	—	52,387
Stockholders' deficiency:
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 64,626,429 shares issued and outstanding at December 31, 2002 and December 31, 2001 (note 8)	8,540,687	8,540,687
Additional paid-in capital (note 8)	49,992,129	49,992,129
Deferred stock-based compensation	(183,297)	(346,000)
Deficit	(59,709,538)	(61,576,369)

Total stockholders' deficiency	(1,360,019)	(3,389,553)

Total liabilities and stockholders' deficiency	$28,852,697	$25,589,165

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net revenues	$37,046,375	$31,589,759	$14,439,829
Cost of revenues	23,107,871	21,105,790	7,785,105

Gross profit	13,938,504	10,483,969	6,654,724

Operating expenses:
Sales and marketing (*)	3,770,913	6,380,102	11,121,051
Technical operations and development	3,725,966	5,052,569	4,132,301
General and administrative (*)	4,263,025	4,012,969	4,704,213
Depreciation of property and equipment	2,675,836	3,202,948	1,700,944
Loss on write-off of property and equipment	—	130,000	—
Amortization of intangible assets	222,222	3,656,846	11,616,414
Write-down of intangible assets (note 6)	—	1,325,378	11,324,731
Loss on change in fair value of forward contracts	260,289	—	—

Total operating expenses	14,918,251	23,760,812	44,599,654

Loss from operations	(979,747)	(13,276,843)	(37,944,930)
Other income (expenses)
Interest income (expense), net	102,057	(135,920)	215,154
Gain on disposal of Electric Library subscription assets (note 4(b))	1,846,717	—	—
Gain on disposal of Liberty Registry Management Services (note 4(a))	1,955,443	—	—
Loss on disposal of Eklektix Inc.	(44,304)	—	—
Write-down of investment in bigchalk.com	(1,013,335)	—	—

Total other income (expenses)	2,846,578	(135,920)	215,154

Income (loss) before provision for income taxes	1,866,831	(13,412,763)	(37,729,776)
Provision for income taxes (note 11)	—	—	—

Net income (loss) for the year	$1,866,831	$(13,412,763)	$(37,729,776)

Basic and diluted earnings (loss) per share (note 10)	$0.03	$(0.24)	$(8.79)

Shares used in computing basic and diluted earnings (loss) per common share (note 10)	64,626,429	56,152,735	4,291,500

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$109,926	$109,926	$93,092
General and administrative	$52,777	$52,778	$49,018

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders' Equity (Deficiency)

(Dollar amounts in U.S. dollars)

			Series A convertible preferred stock
	Common stock									Total stockholders' equity (deficiency)
					Additional paid in capital	Common stock to be issued		Deferred stock-based compensation
	Number	Amount	Number	Amount			Option		Deficit
Balances, December 31, 1999	4,291,500	$4,292	38,623,500	$38,624	$38,401,528	$—	$1,072,412	$—	$(10,433,830)	$29,083,026
Issued for cash	—	—	2,399,524	2,400	5,292,599	—	—	—	—	5,294,999
Acquisition of Eklektix Inc. (note 3(b))	—	—	—	—	—	1,500,000	—	—	—	1,500,000
Exercise of stock options for cash	—	—	—	—	—	12,778	—	—	—	12,778
Deferred stock-based compensation	—	—	—	—	650,814	—	—	(650,814)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	142,110	—	142,110
Loss for the year	—	—	—	—	—	—	—	—	(37,729,776)	(37,729,776)

Balances, December 31, 2000	4,291,500	4,292	41,023,024	41,024	44,344,941	1,512,778	1,072,412	(508,704)	(48,163,606)	(1,696,863)
Issued for cash	5,655,638	5,656	—	—	2,994,317	—	—	—	—	2,999,973
Exercise of stock options for cash	36,233	36	—	—	37,138	(12,778)	—	—	—	24,396
Acquisition of Eklektix Inc. (note 3(b))	679,034	679	—	—	1,499,321	(1,500,000)	—	—	—	—
Series A convertible preferred stock converted to common stock	41,023,024	41,024	(41,023,024)	(41,024)	—	—	—	—	—	—
Cancellation of option	—	—	—	—	1,072,412	—	(1,072,412)	—	—	—
Reverse acquisition (note 3(a))	12,941,000	8,489,000	—	—	44,000	—	—	—	—	8,533,000
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	162,704	—	162,704
Loss for the year	—	—	—	—	—	—	—	—	(13,412,763)	(13,412,763)

Balances, December 31, 2001	64,626,429	8,540,687	—	—	49,992,129	—	—	(346,000)	(61,576,369)	(3,389,553)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	162,703	—	162,703
Net income for the year	—	—	—	—	—	—	—	—	1,866,831	1,866,831

Balances, December 31, 2002	64,626,429	$8,540,687	—	$—	$49,992,129	$—	$—	$(183,297)	$(59,709,538)	$(1,360,019)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Cash provided by (used in):
Operating activities:
Net income (loss) for the year	$1,866,831	$(13,412,763)	$(37,729,776)
Items not involving cash:
Depreciation of property and equipment	2,675,836	3,202,948	1,700,944
Amortization of intangible assets	222,222	3,656,846	11,616,414
Loss on change in the fair value of forward contracts	260,289	—	—
Write-down of intangible assets	—	1,325,378	11,324,731
Loss on write-off of property and equipment	—	130,000	—
Write-down of investment in bigchalk.com, Inc.	1,013,335	—	—
Stock-based compensation	162,703	162,704	142,110
Gain on disposal of Electric Library subscription assets	(1,846,717)	—	—
Gain on disposal of Liberty Registry Management Services	(1,955,443)	—	—
Loss on write-off of Eklektix Inc.	44,304	—	—
Change in non-cash operating working capital:
Accounts receivable	306,951	57,847	(107,453)
Prepaid expenses and deposits	(80,273)	(633,035)	(582,073)
Prepaid domain name registry fees	(2,488,384)	(3,176,290)	(9,458,085)
Accounts payable	(15,669)	(1,235,193)	2,204,989
Accrued liabilities	(479,898)	(1,851,638)	3,151,910
Customer deposits	20,915	(198,850)	2,150,185
Deferred revenue	3,731,415	5,908,326	15,131,706

Cash provided by (used in) operating activities	3,438,417	(6,063,720)	(454,398)

Financing activities:
Proceeds on issue of Series A convertible preferred stock	—	—	5,294,999
Proceeds on issuance of promissory notes	—	2,500,000	—
Repayment of promissory note	—	(2,500,000)	—
Proceeds on rights issue	—	2,999,973	—
Proceeds received on exercise of stock options	—	24,396	—
Repayments of obligations under capital leases	(111,159)	(24,774)	—
Proceeds received on common stock to be issued	—	—	12,778

Cash provided by (used in) financing activities	(111,159)	2,999,595	5,307,777

Investing activities:
Additions to property and equipment	(844,508)	(2,871,575)	(3,253,071)
Increase in restricted cash—being margin security against forward exchange contracts (note 13(c))	(937,500)	—	—
Net proceeds on disposal of Electric Library subscription assets	1,577,129	—	—
Investment in Afilias, Limited	—	(253,737)	(100,000)
Proceeds on disposal of Liberty Registry Management Services, net of cash disposed	938,889	—	—
Proceeds on disposal of Eklektix Inc., net of cash disposed	(30,628)	—	—
Acquisition of Eklektix Inc., net of cash acquired	—	—	(1,000,000)
Acquisition of Infonautics Inc., net of cash acquired	—	8,833,431	—

Cash provided by (used in) investing activities	703,382	5,708,119	(4,353,071)

Increase in cash and cash equivalents	4,030,640	2,643,994	500,308
Cash and cash equivalents, beginning of year	4,814,189	2,170,195	1,669,887

Cash and cash equivalents, end of year	$8,844,829	$4,814,189	$2,170,195

Supplemental cash flow information:
Interest paid	$25,013	$221,368	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Eklektix Inc.	—	—	1,500,000
Common stock issued on the acquisition of Infonautics, Inc.	—	8,489,000	—
Value assigned to Infonautics, Inc. outstanding options on acquisition of Infonautics, Inc.	—	44,000	—

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in U.S. dollars)

1.    Organization of the Company:

        The Company provides Internet services, including domain name registration and security and identity products through digital certificates, through its global Internet-based distribution network of Internet Service Providers, Web hosting providers, telecommunications and cable companies.

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

        The Company regularly reviews the carrying values of its property and equipment for potential impairment in value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

  (e)    Intangible assets

        Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over three years. Goodwill recorded by the Company for acquisitions made prior to July 1, 2001 has been fully amortized as of December 31, 2001.

        Non-competition agreements were entered into with the former owners of the Tucows Division of Tucows Interactive Limited. These balances are being amortized on a straight-line basis over the term of the non-competition agreement, being three years and have been fully amortized at December 31, 2002.

  (f)    Revenue recognition

        The Company's revenues are derived from domain name registration services, software and other digital content distribution and advertising. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

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

        Advertising revenues are primarily derived from short-term advertising agreements in which the Company typically guarantees a minimum number of impressions or pages to be delivered over a specified period of time. Advertising revenues are recognized ratably over the period in which the advertisement is presented. In addition, revenue is generated from software developers who utilize the Tucows site to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. To the extent that minimum guaranteed impressions have not been met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. The Company also enters into barter arrangements with other Internet companies to place advertisements on each other's web sites. Revenue and expense from an advertising barter transaction is recognized only when the value of the advertising surrendered is determinable based on the Company's own historical practice of receiving cash for similar advertising. The Company recognized $51,342, $86,088 and $988,878 of barter advertising during the years ended December 31, 2002, 2001 and 2000, respectively.

        Until the disposition of the assets and certain liabilities associated with the Company's search and reference services, Electric Library and Encyclopaedia.com to Alacritude, LLC on August 16, 2002,

revenues from the sale of Electric Library subscriptions were derived from end user markets. Revenues from online monthly end-user subscriptions from Electric Library were recognized in the month that the subscription services were provided. For annual end user subscriptions, revenue was recognized ratably over the term of the subscription.

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

        Tucows establishes reserves for possible uncollectable accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, credit losses have been within Tucows' expectations and the reserves Tucows has established have been appropriate. However, Tucows has, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

  (g)    Deferred revenue

        Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and ancillary services, net of external commissions. Deferred revenue from advertising and Sleuth search technology is deferred and recognized in the month that the services are provided.

  (h)    Prepaid domain name registry fees

        Prepaid domain name registry fees represent amounts paid to registries and country code domain name operators for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the registration term.

  (i)    Translation of foreign currency transactions

        Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars (which is considered to be the measurement currency) at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Foreign exchange gains (losses) amounting to $(80,480), $36,937 and $(89,450) have been recorded in the consolidated statement of operations during the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and Statement of Financial Accounting Standards No. 138, which amended SFAS 133, establish accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives, including forward foreign currency exchange contracts, be recognized in the balance sheet at their fair value. Derivatives that are not hedges must be recorded with changes in their fair value recognized through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The Company has not complied with the documentation standards for its forward foreign exchange contracts to be accounted for as hedges and has, therefore, accounted for such forward foreign exchange contracts at their fair value with a charge to the consolidated statement of operations of $260,289 for the year ended December 31, 2002. The amount assigned to the forward foreign exchange contracts is included in accrued liabilities in the consolidated balance sheets.

  (j)    Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll-related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $532,200, $1,454,800 and $668,222 during the years ended December 31, 2002, 2001 and 2000, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

  (k)    Income taxes

        Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the year that includes the enactment date. A valuation allowance is recorded if it is not "more likely than not" that some portion of or all of a deferred tax asset will be realized.

  (l)    Stock-based compensation

        The Company has elected to follow the intrinsic-value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the market value of a common share and the exercise price of the option. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally four years, in accordance with the accelerated measurement method in Financial Accounting Standards Board Interpretation No. 28.

        Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Under this method, the fair value of options granted is recognized as services are performed and options are earned.

        The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Income (loss), as reported	$1,866,831	$(13,412,763)	$(37,729,776)
Add stock-based employee compensation expense included in reported net income, net of tax	162,703	162,704	142,110
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(481,014)	(538,383)	(603,982)

Income (loss), pro forma	$1,548,520	$(13,788,442)	$(38,191,648)

Earnings (loss) per common share, as reported	$0.03	$(0.24)	$(8.79)
Earnings (loss) per common share, pro forma	0.02	(0.25)	(8.90)

  (m)    Earnings (loss) per common share

        Earnings (loss) per common share has been calculated on the basis of earnings (loss) for the year divided by the weighted average number of common shares outstanding during each year. The dilutive effect on earnings (loss) per common share, calculated assuming that the Series A convertible preferred shares, the Series A convertible preferred share options and the common share options outstanding at the end of the year had been issued, converted or exercised at the later of the beginning of the year or their date of issuance, is anti-dilutive.

  (n)    Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and forward foreign exchange contracts. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less form the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to the forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. One customer accounted for 13% of net revenues in 2001 and the same customer accounted for 12% of net revenues in 2000. No customer accounted for more than 10% of revenue in 2002. One customer accounted for 17% of accounts receivable at December 31, 2002.

  (o)    Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

  (p)    Comprehensive income

        The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000.

  (q)    Segment reporting

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

  (r)    Recent accounting pronouncements

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the year in which the Company incurs the obligation. SFAS 143 is effective for the Company's fiscal year commencing January 1, 2003. The Company does not believe the adoption of SFAS 143 will have a material impact on its financial position, results of operations or cash flows.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The principal difference between SFAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for exit or disposal costs only when the liability is incurred, whereas under EITF 94-3 the liability was recognized when a company commits to an exit plan, and that the liability be initially measured at fair value. The Company does not believe the adoption of SFAS 146 will have a material impact on the consolidated financial position of the Company.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires certain disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of certain guarantees, that is, it requires the recognition of a liability for the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company has not identified any guarantees which would require disclosure in the consolidated financial statements. The Company believes that the adoption of FIN 45 will not have a material impact on the consolidated financial position of the Company.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs") ("FIN 46"), which requires that companies that control another entity through interest other than voting interest should consolidate the controlled entity. In the absence of clear control through a voting equity interest, a company's exposure (variable interests) to the economic risk and the potential rewards from a VIE's assets and activities are the best evidence of a controlling financial interest. VIE's created after January 31, 2003 must be evaluated for consolidation under FIN 46 immediately. VIE's existing prior to February 1, 2003 must be evaluated for consolidation under FIN 46 by the Company commencing with its third quarter 2003 financial statements. The Company has not determined whether it has any VIE's which will require consolidation.

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

4.    Dispositions:

        a)    Liberty Registry Management Services ("Liberty RMS"):

        On March 25, 2002, the Company sold all of the outstanding shares of Liberty RMS, which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited. Liberty RMS owned and operated the back-end registry services for the.info registry. Total consideration received consisted of cash proceeds of $977,000 and a receivable of $87,000. The Company has recorded a gain on the disposition of Liberty RMS of $1,955,443. The Company is also entitled to additional contingent consideration of up to $1 million primarily based on Afilias having been awarded the back end registry provider for the .org registry. The amount the Company may earn from the future consideration cannot be estimated at this time and no amounts have been recognized. Any amounts receivable will be recorded when determinable.

        b)    Electric Library subscription assets and Encyclopedia.com services:

        On August 16, 2002, the Company sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude, LLC, an unrelated party. Total consideration received consisted of cash proceeds of $1,577,129 (including an intellectual property license fee of $100,000), net of liabilities assumed by Alacritude, LLC. This resulted in a gain on the disposition of these assets in the amount of approximately $1,846,717.

5.    Property and equipment:

        Property and equipment consist of the following:

	December 31, 2002	December 31, 2001
Computer equipment	$2,782,245	$3,052,954
Computer software	5,015,004	4,570,342
Furniture and equipment	784,780	815,821
Leasehold improvements	554,203	551,698

	9,136,232	8,990,815

Less:
Accumulated amortization	7,424,911	5,169,425
Write-down of property and equipment	130,000	130,000

	7,554,911	5,299,425

	$1,581,321	$3,691,390

6.    Intangible assets:

        Intangible assets consist of the following:

	December 31, 2002	December 31, 2001
Goodwill	$28,230,132	$33,475,555
Non-competition agreements	2,000,000	2,000,000

	30,230,132	35,475,555

Less:
Accumulated amortization	17,580,023	22,603,224
Write-down of intangible assets	12,650,109	12,650,109

	30,230,132	35,253,333

	$—	$222,222

        In accordance with the Company's policy of regularly reviewing the carrying value of its intangible assets for potential impairment, management concluded that the value of goodwill related to the Tucows Division of Tucows Interactive Limited acquisition and the goodwill related to the Eklektix Inc. acquisition was impaired and a write-down of approximately $1.3 million in 2001 was necessary. The impairment was the result of the continued significant downturn in the emerging new economy and the overall decline in the on-line advertising industry. The impairment evaluation was determined based upon the excess of the carrying value over the estimated discounted cash flows from these operations. The assumptions supporting the cash flows, including the discount rate, were determined using management's best estimates of future cash flows and economic conditions.

7.    Investments:

        The Company holds a 7.38% interest in Afilias, Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars.

        The Company also holds an 11% interest in bigchalk.com, Inc. ("bigchalk"), a private company. The Company paid bigchalk content royalties and technical service fees for content provided to the Electric Library site, which amounted to $971,586 during 2002, and $579,386 during 2001. At December 31, 2002 there were no amounts owing to bigchalk for these content royalties and technical service fees. At December 31, 2001, $285,353 was due to bigchalk for these content royalties and technical service fees and is included within accounts payable. During 2002, the Company reviewed the carrying value of its investment in bigchalk. Based on this review, which included a review of the current financial position of bigchalk, bigchalk's current business plans and the preference rights of senior equity instruments, the Company believes that a decline in the value of this investment that is other than temporary, has occurred, and has recorded a write-down in the amount of $1,013,335 against the carrying value of this investment. The carrying value of this investment at December 31, 2002 was nil.

        Investments consist of the following:

	December 31, 2002	December 31, 2001
Investment in Afilias, Limited	$353,737	$353,737
Investment in bigchalk.com, Inc.	—	1,013,335

	$353,737	$1,367,072

8.    Capital stock:

	December 31, 2002		December 31, 2001
	Shares	Amount	Shares	Amount
Preferred stock, no par value at December 31, 2002 and 2001:
Authorized:
1,250,000 at December 31, 2002 and 2001
Issued and outstanding	—	$—	—	$—
Common stock no par value at December 31, 2002 and 2001:
Authorized:
250,000,000 at December 31, 2002 and 2001
Issued and outstanding:	64,626,429	8,540,687	64,626,429	8,540,687
Additional paid-in capital		49,992,129		49,992,129

		$58,532,816		$58,532,816

        (a)  On August 28, 2001, all of the Series A convertible preferred shares were converted into common stock in accordance with their original terms.

        (b)  In January 2001, the Company entered into irrevocable subscription agreements with certain of the Company's shareholders whereby they subscribed for and paid $2,999,973 for the right to acquire Series A convertible preferred shares. Under the subscription agreements, the value that was to be used in determining the number of Series A convertible preferred shares to be issued to each subscriber was the valuation used by the Company in its next equity financing less a discount of 25%. In August 2001, the Company issued 5,655,638 Series A convertible preferred shares in connection with these subscription agreements.

        (c)  During March 2000, the Company issued 2,399,524 Series A convertible preferred shares for a total cash consideration of $5,294,999.

9.    1996 Stock Option Plan:

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

        Details of stock option transactions are as follows:

	Year ended December 31, 2002		Year ended December 31, 2001		Year ended December 31, 2000
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	7,313,412	$1.35	12,901,436	$1.23	9,985,308	$0.91
Granted	1,445,363	0.47	1,076,637	0.87	3,438,350	2.15
Exercised	—		(22,173)	0.91	(14,060)	0.91
Forfeited	(867,017)	1.33	(6,991,988)	1.83	(508,162)	1.10
Expired	(231,500)	3.48	—	—	—	—
Granted on reverse acquisition (note 3(a))	—	—	349,500	3.57	—	—

Outstanding, end of year	7,660,258	$1.12	7,313,412	$1.35	12,901,436	$1.23

Options exercisable, end of year	5,594,549	$1.27	4,028,241	$1.52	7,120,208	$0.96

Weighted average fair value of options granted during the year with exercise prices equal to fair value at date of grant		$0.47		$0.20		$0.31

Weighted average fair value of options granted during the year with exercise prices less than fair value at date of grant		$—		$—		$0.56

Weighted average fair value of options granted during the year with exercise prices greater than fair value at date of grant		$—		$—		$0.12

        The stock options expire at various dates between July 2004 and November 2012.

        As of December 31, 2002, the exercise prices and weighted average remaining contractual life of outstanding options were as follows:

	Options outstanding		Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Number exercisable	Weighted average exercise price per share
$0.36-$0.49	667,000	9.6	—	$—
$0.50-$0.91	927,250	6.6	649,255	$0.54
$1.38-$1.88	5,419,417	6.8	4,361,970	$0.91
$2.21-$6.09	646,591	3.5	583,324	$4.74

	7,660,258		5,594,549

        The Company recorded deferred stock-based compensation amounting to nil for the year ended December 31, 2002 (nil for the years ended December 31, 2001 and 2000). Amortization of deferred stock-based compensation amounted to $162,703 for the year ended December 31, 2002, $162,704 for the year ended December 31, 2001 and $142,110 for the year ended December 31, 2000.

        To determine the fair value of each option on the grant date in 2002, 2001 and 2000, the following assumptions were used for the Company's stock option plan: dividend yield of 0.0% for each year, volatility of 157%, 0%, and 0%, respectively (zero volatility for 2001 and 2000 as all options granted were granted while Tucows (Delaware) was a private company), a weighted average risk free interest rate of 3.46%, 6.6% and 6.5%, respectively, and a weighted average expected life of options of four years for each year.

10.    Earnings (loss) per common share:

        The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Numerator for basic and diluted earnings (loss) per common share:
Income (loss) for the year	$1,866,831	$(13,412,763)	$(37,729,776)

Denominator for basic and diluted earnings (loss) per common share:
Basic weighted average number of common shares outstanding	64,626,429	56,152,735	4,291,500
Effect of stock options	—	—	—

Diluted weighted average number of shares outstanding	64,626,429	56,152,735	4,291,500

Basic earnings (loss) per common share	$0.03	$(0.24)	$(8.79)

Diluted earnings (loss) per common share	$0.03	$(0.24)	$(8.79)

        All potential common shares, being shares issuable on exercise of options or on conversion of Series A convertible preferred stock, are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per common share during each year presented.

11.    Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes as a result of the following:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Income (loss) for the year before provision for income taxes	$1,866,831	$(13,412,763)	$(37,729,776)

Computed expected tax (expense) recovery	$(653,000)	$4,694,000	$13,205,000
Reduction in income tax recovery resulting from:
State income taxes	(56,000)	671,000	1,887,000
Permanent differences	(198,000)	(1,903,000)	(487,000)
Impact of change in income tax rates	(1,091,000)	—	—
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	1,998,000	(3,462,000)	(14,605,000)

	$—	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the future tax assets as of December 31, 2002 and 2001 are presented below:

	December 31, 2002	December 31, 2001
Future tax assets:
Net operating loss carried forward	$7,133,000	$7,837,000
Deferred revenue	3,616,000	4,032,000
Reserves	385,000	—
Amortization	8,679,000	9,942,000

Total gross future tax assets	19,813,000	21,811,000
Less valuation allowance	(19,813,000)	(21,811,000)

Net future tax assets	$—	$—

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

        As of December 31, 2002, the Company had approximately $18,773,000 of losses available to reduce future years' taxable income which expire on various dates between 2006 and 2020.

12.    Related party transactions:

        In June 2001, the Company entered into an agreement with XDL Capital Corporation, a management company of one of the shareholders of the Company, XDL USA Holdings Inc., which loaned $2,500,000 under a promissory note bearing interest at 20% per annum, secured by a fixed priority general security interest over all assets of the Company. The Company repaid the promissory note on August 28, 2001. During the year ended December 31, 2001, the Company paid interest and financing fees amounting to $256,667 to XDL Capital Corporation in connection with this note.

13.    Commitments and contingencies:

        (a)  The Company has several non-cancelable leases primarily for general office facilities and equipment that expire over the next five years. Future minimum lease payments under these leases are as follows:

2003	$751,000
2004	736,000
2005	67,000
2006	—
2007	—

        (b)  On July 2, 2002, an action was commenced in the District Court for the Eastern District of Pennsylvania alleging that the Company has defaulted on several payments incurred by Infonautics prior to its acquisition by the Company. Infonautics had contested these claims but the matter was never resolved. The Company does not believe that the lawsuit has merit and intends to defend this claim vigorously.

        (c)  To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts ("Contracts") whereby U.S.$375,0000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2003 at an average foreign exchange rate of 1.5430. The notional principal of the outstanding Contracts at December 31, 2002 is $9,000,000. As margin security against these Contracts, the Company has placed $937,500 into secured term deposits, which mature on a monthly basis in line with the Contracts and has been reflected as restricted cash on the balance sheet.

        (d)  At December 31, 2002, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2003.

14.    Supplemental information:

        (a)  The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Advertising and other revenue	$1,435,679	$2,198,774	$9,628,800
Domain name and ancillary services	32,944,811	27,772,088	4,811,029
Electric Library subscription	2,665,885	1,618,897	—

	$37,046,375	$31,589,759	$14,439,829

        (b)  Valuation and qualifying accounts:

	Balance at beginning year	Charged to costs and expenses	Write-offs during year	Provision reversed on disposition of Electric Library assets	Balance at end of year
Allowance for doubtful accounts
2002	$276,579	$112,595	$22,657	$136,579	$229,938
2001	248,500	51,964	23,885	—	276,579
2000	73,258	175,242	—	—	248,500
Valuation allowance for deferred tax asset:
2002	$21,811,000	$(1,998,000)	$—	$—	$19,813,000
2001	18,349,000	3,462,000	—	—	21,811,000
2000	3,744,000	14,605,000	—	—	18,349,000

EXHIBIT INDEX

Exhibit No.	Description
10.3	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss.
10.4	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman.
10.5	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Graham Morris.
10.6	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen.
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO FINANCIAL STATEMENTS Consolidated Financial Statements of Tucows Inc.
INDEPENDENT AUDITORS' REPORT
Tucows Inc. Consolidated Balance Sheets (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Operations (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Stockholders' Equity (Deficiency) (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Cash Flows (Dollar amounts in U.S. dollars)
Tucows Inc. Notes to Consolidated Financial Statements (Dollar amounts in U.S. dollars)
EXHIBIT INDEX