Form 10-Q
period 2003-03-31
TUCOWS INC /PA/
filed 2003-05-14
CIK 909494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(416) 535-0123
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2003
Common Stock, no par value	64,626,429

TUCOWS INC.

Form 10-Q Quarterly Report

INDEX

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,546,932	$8,844,829
Restricted cash (note 7(b))	712,500	937,500
Accounts receivable, net of allowance for doubtful accounts of $113,938 as of March 31, 2003 and $229,938 as of December 31, 2002	266,323	338,697
Prepaid expenses and deposits	2,243,506	1,951,086
Prepaid domain name registry fees, current portion	11,597,474	11,145,187
Total current assets	24,366,735	23,217,299

Prepaid domain name registry fees, long-term portion	4,207,477	3,700,340
Property and equipment	1,614,553	1,581,321
Investments	353,737	353,737

Total assets	$30,542,502	$28,852,697

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$1,404,207	$1,605,630
Accrued liabilities	1,845,351	2,288,412
Customer deposits	1,955,843	1,957,657
Deferred revenue, current portion	19,111,915	18,431,100
Total current liabilities	24,317,316	24,282,799

Deferred revenue, long-term portion	6,664,804	5,929,917

Stockholders’ deficiency:
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 64,626,429 shares issued and outstanding as of March 31, 2003 and December 31, 2002	8,540,687	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	(143,179)	(183,297)
Deficit	(58,829,255)	(59,709,538)
Total stockholders’ deficiency	(439,618)	(1,360,019)

Total liabilities and stockholders’ deficiency	$30,542,502	$28,852,697

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2003	2002

Net revenues	$8,996,914	$9,926,533
Cost of revenues	5,576,643	6,594,525
Gross profit	3,420,271	3,332,008

Operating expenses:
Sales and marketing (*)	912,336	1,104,856
Technical operations and development	831,769	1,058,929
General and administrative (*)	1,169,850	1,034,832
Depreciation of property and equipment	434,965	1,130,098
Amortization of intangible assets	—	166,666
Gain on change in fair value of forward contracts	(546,870)	—
Total operating expenses	2,802,050	4,495,381

Income (loss) from operations	618,221	(1,163,373)

Other income (expenses):
Interest income, net	26,449	17,846
Gain on disposal of Liberty Registry Management Services Inc. (note 2)	235,613	1,955,443
Loss on disposal of Eklektix, Inc.	—	(44,304)
Total other income (expenses)	262,062	1,928,985

Income before provision for income taxes	880,283	765,612
Provision for income taxes	—	—

Net income for the period	$880,283	$765,612

Basic and diluted earnings per share	$0.01	$0.01

Shares used in computing basic and diluted earnings per common share	64,626,429	64,626,429

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$27,105	$27,105
General and administrative	$13,013	$13,013

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2003	2002

Cash provided by (used in):
Operating activities:
Net income for the period	$880,283	$765,612
Items not involving cash:
Depreciation of property and equipment	434,965	1,130,098
Amortization of intangible assets	—	166,666
Gain on change in the fair value of forward contracts	(546,870)	—
Stock-based compensation	40,118	40,118
Gain on disposal of Liberty Registry Management Services Inc.	(235,613)	(1,955,443)
Loss on write-off of Eklektix Inc.	—	44,304
Change in non-cash operating working capital:
Accounts receivable	72,374	207,834
Prepaid expenses and deposits	(5,839)	28,650
Prepaid domain name registry fees	(959,424)	(904,364)
Accounts payable	(201,423)	(44,498)
Accrued liabilities	(182,772)	(344,506)
Customer deposits	(1,814)	73,196
Deferred revenue	1,415,702	1,498,445

Cash provided by operating activities	709,687	706,112

Financing activities:
Repayments of obligations under capital leases	—	(19,776)

Cash used in financing activities	—	(19,776)

Investing activities:
Additions to property and equipment	(468,197)	(205,374)
Decrease in restricted cash - being margin security against forward exchange contracts (note 7(b))	225,000	—
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	235,613	938,889
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	(30,628)

Cash (used in) provided by investing activities	(7,584)	702,887

Increase in cash and cash equivalents	702,103	1,389,223
Cash and cash equivalents, beginning of period	8,844,829	4,814,189

Cash and cash equivalents, end of period	$9,546,932	$6,203,412

Supplemental cash flow information:
Interest paid	$172	$4,498

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (the “Company” or “Tucows”), provides Internet domain name registration and other Internet services through its global distribution network of Internet service providers, web hosting companies, web designers, value added resellers and other providers of Internet services to end users (sometimes collectively referred to as “MSP’s”).

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments appropriate in the circumstances, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at March 31, 2003 and the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and notes normally provided in annual financial statements. These interim financial statements follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K filed with the SEC on March 28, 2003.

The Company has elected to follow the intrinsic-value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock options.  Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the market value of a common share and the exercise price of the option.  Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally four years, in accordance with the accelerated measurement method in Financial Accounting Standards Board Interpretation No. 28.

Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation”.  Under this method, the fair value of options granted is recognized as services are performed and options are earned.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2003	2002
	(unaudited)

Net income, as reported	$880,283	$765,612
Add stock-based employee compensation expense included in reported net income, net of tax	40,118	40,118
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(106,995)	(102,220)
Net income, pro forma	$813,406	$703,510
Earnings per common share, as reported	$0.01	$0.01
Earnings per common share, pro forma	$0.01	$0.01

The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.  DISPOSITIONS:

Liberty Registry Management Services Inc. (“Liberty RMS”):

On March 25, 2002, the Company sold all of the outstanding shares of Liberty RMS, which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited (“Afilias”). Liberty RMS owned and operated the back-end registry services for the .info registry.  Total consideration received consisted of cash proceeds of $977,000.  The Company recorded a gain on the disposition of Liberty RMS of $1,955,443 in the three months ended March 31, 2002.  The Company is also entitled to additional contingent consideration of up to $1 million as a royalty based on each name registered or renewed in the .org registry.  Such royalty amounts are recorded as earned.  During the three months ended March 31, 2003, the Company received and recognized $235,613 of this amount.

3.  INVESTMENTS:

Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

The Company holds a 7.38% interest in a private company, Afilias, the registry for the .info generic top level domain.

The Company also held an 11% interest in bigchalk.com, inc. (“bigchalk”), a private company.  The carrying value of this investment at March 31, 2003 was nil.  On December 31, 2002, Tucows received notice that bigchalk had received sufficient written consents from its stockholders to approve the acquisition of bigchalk.  Under the terms of the merger agreement, bigchalk’s common stockholders will receive $0.0001 per share.  Accordingly, any proceeds received by Tucows will be immaterial and will be included in other income when received.

4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share for the three months ended March 31, 2003 and 2002 have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share excludes the effect of potentially dilutive shares when their effect is anti-dilutive.  As all options to purchase common stock had exercise prices greater than the average market price of the common stock for all reported periods, they have been excluded from the computation of diluted earnings per share.  Therefore, for all reported periods, basic and diluted earnings per share are equal.

5.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2003	2002
	(unaudited)

Domain name and ancillary services	$8,509,050	$8,424,894
Advertising and other revenue	487,864	382,675
Electric Library subscription	—	1,118,964
	$8,996,914	$9,926,533

6.  CAPITAL STOCK:

	March 31, 2003		December 31, 2002
	shares	Amount	shares	Amount
	(unaudited)
Capital stock
Common stock, no par value:
Authorized:
250,000,000 at March 31, 2003 and December 31, 2002 Issued and outstanding	64,626,429	$8,540,687	64,626,429	$8,540,687
Additional paid in capital		49,992,129		49,992,129

		$58,532,816		$58,532,816

7.  COMMITMENTS AND CONTINGENCIES:

(a)                                  On July 2, 2002, an action was commenced in the District Court for the Eastern District of Pennsylvania alleging that the Company has defaulted on several payments incurred by Infonautics prior to its acquisition by the Company. Infonautics had contested these claims but the matter was never resolved. The Company does not believe that the lawsuit has merit and intends to continue to defend this claim vigorously.

(b)                                 To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts (“Contracts”) whereby $375,000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2003 at an average foreign exchange rate of 1.5430.  The notional principal of the outstanding Contracts at March 31, 2003 was $6,750,000. As margin security against these Contracts, the Company has placed $712,500 (December 31, 2002 - $937,500) into secured term deposits, which mature on a monthly basis in line with the Contracts and which are reflected as restricted cash on the balance sheet.

(c)                                  At March 31, 2003, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2003.

8.  RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”.  The principal difference between SFAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for exit or disposal costs only when the liability is incurred, whereas under EITF 94-3 the liability was recognized when a company commits to an exit plan, and that the liability be initially measured at fair value.  The adoption of SFAS 146 has had no impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the note 1 to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46”), which requires that companies that control another entity through interest other than voting interest should consolidate the controlled entity.  In the absence of clear control through a voting equity interest, a company’s exposure (variable interests) to the economic risk and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest.  VIE’s created after January 31, 2003 must be evaluated for consolidation under FIN 46 immediately.  VIE’s existing prior to February 1, 2003 must be evaluated for consolidation under FIN 46 by the Company commencing with its third quarter 2003 financial statements.  The Company has not yet determined whether it has any VIE’s which will require consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this report include statements regarding the number of new, renewed and transferred-in domain names, the future cost of Tucows revenues, growth in domain name registration, Tucows beliefs concerning its future operating expenses, Tucows’ belief that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months, and the likelihood of Tucows receiving the maximum $1.0 million contingent payment from Afilias Limited in connection with the sale of Liberty Registry Management Services to Afilias Limited in March 2002.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under “Risk Factors” below.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this document are based on information available to Tucows as of the date of this document, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

OVERVIEW

Tucows is a distributor of Internet services, including domain name registration, to Internet service providers, web hosting companies and other providers of Internet services to end-users, with a network of more than 8,000 resellers in more than 100 countries.  Tucows is a registrar accredited by the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top level domains and web certificates.  The Tucows web site offers more than 36,000 software titles in libraries located around the world, providing users with a fast local download.

In March 2002, Tucows sold the business of Liberty RMS, a wholly owned subsidiary of Tucows, to Afilias.  In November 2000, ICANN selected Afilias to operate the registry for the ..info top level domain names. Afilias and Liberty RMS entered into a two year contract for Liberty RMS to provide technical registry management services for the registry operations for the .info registry.  Liberty RMS began accepting real-time registrations in early September 2001.  The difficult economic environment that existed post launch resulted in monthly registration volumes being well below those anticipated by Afilias and Tucows. As a result, Tucows believed that it would require a longer time frame than its two-year contract to recover the high fixed cost component of implementing and maintaining the registry.  Therefore, as a step in Tucows’ effort to achieve profitability, Tucows sold the business of Liberty RMS and certain software technology required to provide registry services to Afilias.  Tucows received cash proceeds of approximately $1 million in connection with the sale of the business of Liberty RMS.  In addition, Afilias agreed that if it was selected to provide back end registry services to support the .org registry, it would pay Tucows a royalty on each name registered or renewed in such registry, up to maximum of $1 million.  Effective as of January 1, 2003, the registry operator for the .org registry selected Afilias to provide its back end registry services.  During the three months ended March 31, 2003, Tucows received and recognized $235,613 in royalty payments from Afilias.  Tucows believes it may earn the maximum additional payment of $1 million during the remainder of 2003.  Royalty amounts will be recorded as such amounts are earned.  Prior to the sale of the business of Liberty RMS to Afilias,

Tucows held, and it continues to hold, a 7.38% interest in Afilias.  Moreover, Tucows remains a registrar for the .info registry.

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

On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificates, to resellers, who provide these services to their end-users to facilitate their use of Internet services such as e-mail or web-hosting.  The domain name registration services offered by Tucows are for the gTLDs .com, .net, .org, .info, .name and .biz and the country code domains .ca, ..cc, .uk, .us and .tv.  Tucows receives revenues for each domain name or web certificate registered through its system by resellers.  Tucows charges standard fees for its services that are published on its web site.  Tucows also extends volume based discounts and rebates to resellers.

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

Advertising and other revenue

Tucows generates advertising revenues through advertisements placed on its content properties.  Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions to traditional advertisers.  In addition, in response to the decline in the online advertising marketplace, Tucows established its Author Resource Center, whereby software developers, who rely on Tucows as a primary source of distribution, are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Advertising revenues are recognized ratably over the period in which the advertisement is presented.  Tucows also enters into barter transactions, which are a component of advertising revenues.  Barter transactions are the exchange of advertising space on Tucows’ web site for reciprocal space or traffic on other web sites.  Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows’ historical practice of receiving cash for similar advertising.  Tucows recognized barter revenue of nil for the three months ended March 31, 2003, and approximately $35,000 for the three months ended March 31, 2002.

Electric Library subscriptions

All of the assets and certain liabilities associated with the Electric Library subscription and Encyclopeadia.com services were sold to Alacritude, LLC in August 2002.  Electric Library was a web-accessible online archive that aggregated content from hundreds of sources and contained over 13 million documents from books, magazines and newspapers.  Potential individual subscribers were given a free trial period, after which Tucows typically charged a fee of approximately $15 per month for monthly subscriptions and approximately $80 per year for annual subscriptions, both for virtually unlimited usage.

Critical Accounting Policies

The following is a brief discussion of Tucows’ critical accounting policies and methods.  Critical accounting policies are defined as those that are both important to the portrayal of the company’s financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions.  Note 2 of Tucows audited financial statements for the year ended December 31, 2002 included in the Tucows Annual Report on form 10-K filed with the SEC on March 28, 2003, includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows’ consolidated financial statements.

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

•                                          Advertising and other revenue; and

•                                          Subscription fees from Tucows customized search technology sites.

Tucows derives the majority of its net revenues from domain name registration fees and ancillary services.  Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards.  Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.  Tucows also generates revenues from online advertising through advertisements placed on its content properties.  Advertising revenues are primarily derived from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered.  In addition, revenue is generated from software developers who utilize the Tucows website to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Advertising revenues are recognized ratably over the period in which the advertisement is presented.  To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

Until the sale of its search and reference services, Electric Library and Encyclopedia.com, in August 2002, Tucows’ obtained revenue from such search and reference media sites.  The revenue was recognized ratably over the term of the subscription.  Potential individual subscribers were given a free trial period, after which Tucows charged a subscription fee for the required monthly or annual period.  Revenues were reduced at the time of sale to reflect expected refunds and credit card charge-backs that were estimated based on historical experience and current expectations.

In those cases where payment is not received at the time of sale, additional conditions for recognition of revenue are that the collection of sales proceeds is reasonably assured and Tucows has no further performance obligations.  Tucows records expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

Tucows establishes reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business.  Historically, credit losses have been within Tucows’ expectations and the reserves Tucows has established have been appropriate.  However, Tucows has, on occasion, experienced issues which have led to accounts receivable not being fully collected.  Should these issues occur more frequently, additional reserves may be required.

Product development costs

Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 of Tucows audited financial statements for the year ended December 31, 2002 included in Tucows Annual Report on form 10-K filed with the SEC on March 28, 2003.  Tucows’ policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs.  In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment.  Management is required to use its judgment in assessing technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization.  Actual results may differ from these estimates under different assumptions or conditions.

Valuation of long-lived assets

Tucows reviews the recoverability of long-lived assets based upon the existence of one or more of the following indicators of impairment:

•                                          a significant underperformance relative to expected historical or projected future operating results;

•                                          a significant change in the manner of Tucows’ use of the acquired asset or the strategy for its overall business; and

•                                          a significant negative industry or economic trend.

Tucows measures any impairment based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in Tucows’ current business model.  Management bases its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

NET REVENUES

	Three months ended March 31,
	2003	2002
Net revenues	$8,996,914	$9,926,533
Decrease over prior period	$(929,619)
Decrease - percentage	(9)%

Net revenue for the three months ended March 31, 2003 from Tucows domain name registration and ancillary services increased by approximately $0.6 million, or approximately 8%, to approximately $8.5 million (after removing the effect of net revenue of approximately $0.5 million from back-end registry management services provided to the .info registry that was disposed of in March 2002).  This increase is more fully described below.  Advertising and other revenue for the three months ended March 31, 2003 increased by approximately 27% to approximately $0.5 million, primarily as a result of a slight increase in the traditional online advertising market, as well as additional revenue generated by Tucows Author Resource Center.  The increases in revenue were offset by a loss in revenue of approximately $1.6 million that was no longer generated by Tucows due to the sale of Electric Library subscription assets and Encyclopedia.com services in August 2002, and the sale of the back-end registry management services business to Afilias in March 2002.

During the quarter ended March 31, 2003, the number of domain names processed for Tucows increased by approximately 26,000 to approximately 772,000 new, renewed and transferred-in domain name registrations, compared to the quarter ended December 31, 2002.  This increase in the number of domain name registrations was primarily the result of an increase in the number of renewal registrations.  The impact of this increase was offset in part by a lower average price as a result of competitive pricing pressure and a generally flat market for new and transferred domain names.  While Tucows anticipates the number of new, renewed and transferred in domain name registrations to incrementally increase, the prevailing market conditions could have a greater impact on the total number of domain names processed.  During the three months ended March 31, 2003, the total number of domain names under Tucows management increased by approximately 88,000 to approximately 3.5 million.

This increase in domain name registrations resulted in Tucows’ deferred revenue from domain name registrations and ancillary services increasing to approximately $25.8 million at March 31, 2003 from approximately $24.4 million at December 31, 2002 and approximately $22.9 million at March 31, 2002.

During the three months ended March 31, 2003 and 2002, no customer accounted for more than 5% of billed revenue.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain name registration and ancillary services, Electric Library subscription services and advertising and other revenue.  Cost of revenues for domain name registrations consist of registry fees and network costs.  Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services.  Bandwidth and co-location expenses are comprised primarily of communication and provisioning costs related to the management and support of Tucows network.

	Three months ended March 31,
	2003	2002
Cost of revenues	$5,576,643	$6,594,525
Decrease over prior period	$(1,017,882)
Decrease - percentage	(15)%
Percentage of revenues	62%	66%

The decrease in cost of revenues is primarily due to the cost of revenues attributable to Electric Library subscription services and back-end registry services that were no longer incurred during the quarter ended March 31, 2003 as those assets were disposed of during 2002.  After removing cost of revenues of approximately $1.4 million attributable to the above dispositions, cost of revenues increased by approximately $0.4 million as a result of the costs associated with the growth in revenues from Tucows domain name registration businesses.  Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

Registry fees, the primary component of cost of revenues for domain name registrations, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees.  These fees are recognized ratably over the term of the registration on a basis consistent with the recognition of revenues from Tucows’ customers.

Cost of revenues of digital content distribution services includes the costs of network operations.  The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of Tucows network.  Tucows expects communication costs to increase as its network expands geographically and network activity increases.

Tucows has no direct cost of revenues relating to its advertising revenues.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Tucows also incurs advertising expenses, including barter advertising, trade show and other promotional costs.

	Three months ended March 31,
	2003	2002
Sales and marketing	$912,336	$1,104,856
Decrease over prior period	$(192,520)
Decrease - percentage	(17)%
Percentage of revenues	10%	11%

The decrease in sales and marketing expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily resulted from costs of approximately $133,000 incurred during the quarter ended March 31, 2002 for Electric Library subscription services and back-end registry services that were no longer incurred in the quarter ended March 31, 2003 and lower expenses related to media advertising and other promotional activities of approximately $227,000.  These decreases were partially offset by an increase in headcount that resulted in sales and marketing expenses increasing by approximately $119,000 and increased fees payable to ICANN of approximately $49,000 reflecting the larger base of Tucows names under management.

Tucows believes that sales and marketing expenses (in absolute dollars) will remain flat or increase slightly on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings.  This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names (both at a registrar and, before the sale of the business of Liberty RMS, at a registry level) and to distribute its digital content services.  Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development.  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage only are capitalized and primarily include personnel costs for employees directly related to the development project.  All other costs incurred are expensed as incurred.

	Three months ended March 31,
	2003	2002
Technical operations and development	$831,769	$1,058,929
Decrease over prior period	$(227,160)
Decrease - percentage	(21)%
Percentage of revenues	9%	11%

The decrease in technical operations and development expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily resulted from costs of approximately $222,000 incurred during the quarter ended March 31, 2002 for Electric Library subscription services and back-end registry services no longer incurred during the quarter ended March 31, 2003.  Headcount reductions and lower contract and outside service costs accounted for a further reduction of approximately $84,000 in technical operations and development expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  This was offset by costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1 being approximately $99,000 less in the three months ended March 31, 2003 than for the comparable period for 2002.

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

	Three months ended March 31,
	2003	2002
General and administrative	$1,169,850	$1,034,832
Increase over prior period	$135,018
Increase - percentage	13%
Percentage of revenues	13%	10%

General and administrative expenses increased during the three months ended March 31, 2003 compared to the three months ended March 31 2002 by approximately $135,000.  This increase was attributable to higher personnel related expenditures and other costs of approximately $134,000.  In addition, professional fees increased during the same period by approximately $266,000.  These increases were offset by a decrease in general and administrative expenses as a result of costs of approximately $273,000 incurred during the three months ended March 31, 2002 for Electric Library subscription services and back-end registry services that were no longer incurred during the three months ended March 31, 2003.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2003	2002
Depreciation of property and equipment	$434,965	$1,130,098
Decrease over prior period	$(695,133)
Decrease - percentage	(62)%
Percentage of revenues	5%	11%

The decrease in depreciation for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily due to certain of Tucows older computer software being fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

Intangible assets consist of amounts relating to the non-competition agreements entered into with the former owners of the Tucows Division of Tucows Interactive Limited, which, in accordance with the provisions of SFAS No.142, are being amortized on a straight-line basis over three years.

	Three months ended March 31,
	2003	2002
Amortization of intangible assets	$—	$166,666
Decrease over prior period	$(166,666)
Decrease - percentage	(100)%
Percentage of revenues	—%	2%

Intangible assets were fully amortized during the quarter ended June 30, 2002.

GAIN ON CHANGE IN FAIR VALUE OF FORWARD CONTRACTS

	Three months ended March 31,
	2003		2002
Gain on change in fair value of forward contracts	$546,870		$—
Increase over prior period	$546,870
Increase - percentage	N/A	%
Percentage of revenues	6%		—%

Tucows revenue is primarily realized in United States dollars and a significant portion of its operating expenses are paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows results from operations.  In particular, the United States dollar weakened against the Canadian dollar from $0.6572 to Cdn$1.00 at December 31, 2002 to $0.6771 to Cdn$1.00 at March 31, 2003.

During the three months ended March 31, 2003, Tucows incurred a foreign exchange gain of approximately

$547,000 as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at March 31, 2003, which were entered into in June 2002.

OTHER INCOME (EXPENSES), NET

	Three months ended March 31,
	2003	2002
Other income (expenses), net	$262,062	$1,928,985
Decrease over prior period	$(1,666,923)
Decrease - percentage	(86)%
Percentage of revenues	3%	19%

For the three months ended March 31, 2003, Tucows recorded royalties of approximately $236,000, being a portion of the contingent consideration of up to $1.0 million that Tucows may earn in connection with its sale of Liberty RMS, based on each name registered or renewed in the .org registry.  For the three months ended March 31, 2002, Tucows recorded a gain from disposition of its back-end registry management services business in the amount of approximately $2.0 million.  In addition, during January 2002, Tucows concluded the sale of its subsidiary, Eklektix, Inc., and recorded a loss in the amount of approximately $44,000.

Other income includes net interest income of approximately $26,000 and approximately 18,000 for the three months ended March 31, 2003 and 2002, respectively.

INCOME TAXES

No provision for income taxes was recorded for the three months ended March 31, 2003 and 2002 because Tucows had operating losses to offset against its operating income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, Tucows principal source of liquidity was cash and cash equivalents of approximately $9.5 million as compared to approximately $8.8 million at December 31, 2002, an increase of approximately $0.7 million.

Net cash provided by operating activities was approximately $710,000 for the three months ended March 31, 2003, as compared to approximately $706,000 for the three months ended March 31, 2002 and $410,000 for the three months ended December 31, 2002.  Net cash provided by operating activities for the three months ended March 31, 2003 resulted primarily from net income for the period and increases in deferred revenue (representing cash received in advance of provision of the services). This was partially offset by an increase in prepaid domain name registry fees. Net cash provided by operating activities for the three months ended March 31, 2002 resulted primarily from net income for the period and a net increase in deferred revenue (before the disposition of Liberty RMS).  This was partially offset by the increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $8,000 for the three months ended March 31, 2003.  This was primarily comprised of the proceeds of approximately $236,000, being a portion of the contingent consideration of up to $1.0 million that Tucows may earn in connection with its sale of Liberty RMS, based on royalties for each name registered or renewed in the .org registry, and approximately $225,000 being a decrease in restricted cash.  These proceeds were partially offset by cash used for the purchase of property and equipment of approximately $468,000.  For the three months ended March 31, 2002, net cash provided by investing activities was approximately $703,000.  This was primarily the result of the $939,000 received on the disposition of Liberty RMS.  These proceeds were partially offset by cash used for capital expenditures of approximately $205,000 and an amount of approximately $31,000 being proceeds on disposal of Eklektix, Inc.

Net cash used in financing activities was approximately $20,000 for the three months ended March 31, 2002 relating to repayments of capital lease obligations.

Based on Tucows’ operations, Tucows believes that its cash and cash equivalents and cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months. Tucows may then need to, or before that time it may choose to, raise additional funds or seek other financing arrangements to facilitate more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or services, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products.

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

RISK FACTORS

Tucows’ business faces significant risks. The risks described below may not be the only risks Tucows faces. Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in the following risks actually occur, Tucows’ business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

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

Tucows is also subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule, broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser’s written consent to the transaction prior to the sale. This rule may deter broker-dealers from recommending or selling Tucows’ stock, which may negatively affect the liquidity of Tucows’ stock.

Tucows’ stock price may vary significantly, which may make it difficult to resell your shares when you want to at prices you find attractive.

Tucows’ stock price has varied significantly recently and if it continues to vary, the price of its common stock may decrease in the future regardless of Tucows operating performance. Investors may be unable to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility.

The following factors may contribute to this volatility:

•  actual or anticipated variations in Tucows’ quarterly operating results;

•  interruptions in Tucows’ services;

•  seasonality of the markets and businesses of Tucows’ customers;

•  announcements of new technologies or new services by Tucows or its competitors;

•  changes in financial estimates or recommendations by securities analysts;

•  Tucows’ ability to accurately select appropriate business models and strategies;

•  the impact that terrorist acts or military action may have on global economic conditions and the impact that this will have on Tucows’ customers or business;

•  the operating and stock price performance of other companies that investors may view as comparable to Tucows;

•  news relating to Tucows’ industry as a whole; and

•  news relating to trends in Tucows’ markets.

The stock market in general, and the market for Internet-related companies, including Tucows, in particular, have experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of Tucows’ stock to drop, regardless of Tucows’ performance.

A limited number of principal shareholders control Tucows, which may limit your ability to influence corporate matters.

Four principal shareholders beneficially own approximately 52% of Tucows voting stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows’ assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Tucows’ other shareholders.

Third parties may be discouraged from making a tender offer or bid to acquire Tucows because of this concentration of ownership.

Tucows’ quarterly and annual operating results may fluctuate and its future revenues and profitability are uncertain.

Tucows’ quarterly operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of Tucows’ control. Tucows’ quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•  Tucows’ ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of its services;

•  Tucows’ ability to identify and develop new technologies or services and to commercialize those technologies into new services in a timely manner;

•  the mix of Tucows’ services sold during the quarter or year;

•  Tucows’ ability to make appropriate decisions which will position it to achieve further growth;

•  changes in Tucows’ pricing policies or those of its competitors and other competitive pressures on selling prices;

•  Tucows’ ability to identify, hire, train, motivate, and retain highly qualified personnel, and to achieve targeted productivity levels;

•  market acceptance of Internet services generally and of new and enhanced versions of Tucows services in particular;

•  Tucows’ ability to establish and maintain a competitive advantage;

•  the continued development of Tucows’ global distribution channel and its ability to compete successfully as part of Tucows’ sales and marketing strategy;

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

•  interruptions in Tucows’ services;

•  seasonality of the markets and businesses of Tucows’ customers;

•  news relating to Tucows’ industry as a whole; and

•  Tucows’ ability to enforce its intellectual property rights.

Tucows operating expenses may increase. Tucows bases its operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. As a result of current economic conditions, Tucows intends to reduce discretionary spending; however, Tucows will continue to selectively incur expenditures in areas that it believes will strengthen its position in the marketplace. If Tucows does not meet revenue goals, it may not be able to meet reduced operating expense levels and its operating results will suffer. It is possible that in one or more future quarters, Tucows operating results may be below Tucows’ expectations and the expectations of public market analysts and investors. In that event, the price of Tucows common stock may fall.

Tucows has a history of losses and although it was profitable and cash flow positive for the quarter ended March 31, 2003, it cannot assure you that it will be able to sustain profitability or positive cash flow.

Although Tucows was cash flow positive from operations by approximately $0.7 million and achieved profitability of approximately $0.9 million for the quarter ended March 31, 2003, this profitability was achieved primarily as a result of Tucows incurring a foreign exchange gain of approximately $547,000 as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at March 31, 2003 and the recording of a gain of approximately $236,000, being a portion of the contingent consideration of up to $1.0 million that Tucows may earn in connection with its sale of Liberty RMS, based on royalties for each name registered or renewed in the .org registry.  However, neither the contingent consideration nor the foreign exchange gain are included in the cash flow from operations figure.

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

As of March 31, 2003, Tucows had an accumulated deficit of approximately $58.9 million. Tucows anticipates that its operating expenses will increase. If an increase in operating expenses is not accompanied by a corresponding increase in revenues, Tucows operating results will suffer, particularly as most of Tucows revenue is recorded as deferred revenue and is then recognized ratably over the term of the service, while many of Tucows operating expenses are expensed in full when incurred. Accordingly, although Tucows was profitable and had positive cash flow from operations for the year ended December 31, 2002 and the quarter ended March 31, 2003 it cannot assure you that it will be able to sustain or increase its profitability or cash flow in the future.

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

Part of Tucows’ strategy is to expand its services by offering its MSPs additional applications and services that address their evolving business needs. Tucows cannot be sure that it will be able to license these applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline, and sales of its services may suffer as MSPs turn to alternate providers that are able to more fully supply their business needs. Tucows may not produce sufficient revenues to offset the related costs and will remain dependent on domain name registrations as a primary source of revenue, and revenue may fall below anticipated levels.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt Tucows’ domain name registration business.

Before 1999, Network Solutions, which is now a part of VeriSign, managed the domain name registration system for the .com, .net and ..org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN’s president recently recommended a restructuring of the organization to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. Tucows continues to face the risks that:

•  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN’s role in overseeing, the domain name registration market;

•  the Internet community or the Department of Commerce or U.S. Congress may refuse to recognize ICANN’s authority or support its policies, which could create instability in the domain name registration system;

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

In addition, ICANN has established policies and practices for itself and the companies it accredits to act as domain name registries and registrars. Some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars in the domain name business, could be found to conflict with the laws of one or more jurisdictions.

If any of these risks occur they could create instability in the domain name registration system business. These risks could also disrupt or suspend portions of Tucows’ domain name registration business, which would result in reduced revenue.

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from VeriSign and other competitive registrars.

Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. On June 9, 2000, VeriSign, a provider of Internet trust services, acquired Network Solutions. The acquisition of Network Solutions by VeriSign has facilitated cross-marketing between the two companies and has strengthened VeriSign’s competitive advantage by enabling it to couple registration services with an expanded range of products and services.

Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services. Tucows also faces competition from the continued introduction of registrars into the domain name registration industry. As of March 31, 2003, ICANN had accredited 165 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows. Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market. As a result, Tucows may not be able to compete effectively.

In response to increasing competition in the domain name registration industry, Tucows may be required to reduce the prices it charges for its core domain name registration business. The VeriSign registry charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows’ competitors offer registration services at a price level minimally above the $6 VeriSign registry fee for each domain name registered in the .com, .net and .org registry. Other competitors, including VeriSign, have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis. Some of Tucows’ competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. Although Tucows offers discounts and rebates based on volume or participation in other programs Tucows offers, Tucows does not presently intend to reduce its prices. If Tucows should reduce prices in order to remain competitive, Tucows’ revenues may decline.

If the growth rate of the market for new domain names continues to fall, Tucows’ net revenue from registrations may fall below anticipated levels.

The .com, .net and .org domain name markets are stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they have experienced in the past. The VeriSign registry has reported a decline in the number of new registrations starting in the third quarter of 2000. A continuing decline in the market for new domain names would restrict the growth of Tucows’ domain name registration business and its revenues may decline.

The introduction of new generic top level domains may cause significant fluctuations in Tucows’ financial results and may make it difficult to predict future performance.

Tucows anticipates significant demand with the introduction of each new generic top level domain as individuals and companies seek to protect their intellectual property and attempt to register names that have already been claimed in the existing registries. The numbers of new registrations will likely increase and then plateau which will have a corresponding impact on Tucows’ net revenues. As a result, Tucows’ operating results may fluctuate in the future. If Tucows incurs expenses associated with the introduction of the new generic top level domains and is not able to recover its costs, Tucows’ revenues may decline.

If Tucows’ MSPs do not renew their domain name registrations through Tucows, its revenues may decline.

The growth of Tucows’ business depends in part on its MSPs’ renewal of their domain name registrations through Tucows. The first expirations for .com, .net and .org domain names occurred in January 2001, and Tucows has limited experience with registration renewals for generic top level and country code domain names.

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

Tucows’ revenue from domain name registration services is likely to decline if the administration and operation of the Internet no longer relies upon the existing domain name system or if VeriSign’s shared registration system no longer functions.

Future developments in the domain name registration industry may include changes in the administration or operation of the Internet, including the creation and institution of alternative systems for directing Internet traffic without the use of the existing domain name system. Some of Tucows’ competitors have begun registering domain names with extensions that rely on these alternative systems. These competitors are not subject to ICANN accreditation requirements and restrictions. The widespread acceptance of any alternate systems could eliminate the need to register a domain name to establish an on-line presence and reduce Tucows’ revenues from domain name registrations.

The success of Tucows’ business as a competitive registrar depends upon the continued availability and functionality of the shared registration system, which is maintained by VeriSign. Because the shared registration system has been in general use only since 1999, Tucows cannot assure you that the system will be able to handle the growing traffic caused by the increasing number of registrars or registrations.

Tucows’ ability to provide domain name registration services in the .com, .net and .org domains would be materially harmed, and its revenue from those services would decline, upon any failure of the shared registration system.

Tucows relies on its network of MSPs to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

Tucows obtains revenues by distributing applications and services through its network of MSPs.

Tucows also relies on its MSPs to market, promote and sell its services. Tucows’ ability to increase revenues in the future will depend significantly on its ability to maintain its customer network, to sell more services through existing MSPs and to develop its relationships with existing MSPs by providing customer and sales support and additional products. MSPs have no obligations to distribute Tucows’ applications and services and may stop doing so at any time. If Tucows is not able to maintain its relationships with MSPs, its ability to distribute its applications and services will be harmed, and its revenue may decline.

If Tucows MSPs should choose to become accredited registrars and choose not to utilize Tucows’ hosted registrar service, Tucows’ revenues could decline.

A significant portion of Tucows’ bookings is obtained from a limited number of MSPs, and the loss of any major customers could cause Tucows’ bookings to decline.

While no customer accounted for more than 5% of Tucows booked revenues in the first three months of 2003, approximately 75 MSPs account for approximately 50% of Tucows’ transaction volume and cash revenues. Tucows does not expect any customer to account for more than 10% of cash revenues in 2003. If Tucows loses and is unable to replace any major customers, Tucows’ cash revenues will decline

Failure by Tucows to secure agreements with country code registries or a subsequent failure by Tucows to comply with the regulations of the country code registries could cause customers to seek a registrar that offers these services.

The country code registries require registrars to comply with specific regulations. Many of these regulations vary from country code to country code.

If Tucows fails to comply with the regulations imposed by country code registries, these registries will likely prohibit Tucows from registering or continuing to register names in their country codes. Any failure on Tucows’ part to offer domain name registrations in a significant number of country codes, or in a popular country code, would cause Tucows to lose a competitive advantage and could cause MSPs to elect to take their business to a registrar that offers these services.

Tucows operates on a global basis, and clients around the world are required to execute its standard form agreements. Tucows’ standard domain name registration agreement may not be enforceable, which could subject Tucows to liability.

All of Tucows’ MSPs must execute Tucows’ standard domain name registration agreement as part of the process of registering a domain name. This agreement contains provisions intended to limit Tucows’ potential liability arising from its registration of domain names on behalf of its MSPs and their customers, including liability resulting from its failure to register or maintain domain names. If a court were to find that the registration agreement is unenforceable, Tucows could be subject to liability.

Currency fluctuations may adversely affect Tucows.

Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition, and results from operations. In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar. Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure.  At March 31, 2003, Tucows had $6.75 million in notional forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at an average rate of 1.543 which expire on various dates to December 31, 2003.

Tucows depends on third parties for free and low cost web-based content.

Tucows accesses and provides web-based content for certain of its content notification and other sites. Tucows accesses this content mainly by searching selected web sites and then providing links to relevant content from the individual sites. Usually, Tucows pays no fee, or a small fee, for accessing web-based content in this manner. Tucows’ ability to continue to use web-based content in this manner without cost, or for small fees, is fundamental to its goal of providing free, or low cost, content notification sites.

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

Although transmission of Tucows’ sites primarily originates in Canada and the United States, the Internet is global in nature. Governments of foreign countries might try to regulate Tucows’ transmissions or prosecute it for violations of their laws. Because of the increasing popularity and use of the Internet, federal, state and foreign governments may adopt laws or regulations in the future concerning commercial online services and the Internet, about:

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

Current economic trends and the events of and following September 11, 2001 may have a negative impact on Tucows’ sales.

Tucows’ sales are subject to risks arising from adverse changes in domestic and global economic conditions and fluctuations in consumer confidence and spending. As a result, Tucows’ sales may decline as a result of factors beyond its control, such as war and terrorism. Although the North American markets suffered a general slowdown prior to the events of September 11, 2001, this slowdown was more pronounced thereafter and may worsen depending upon future events occurring in response to the terrorist attacks on the World Trade Center. These events include ongoing armed conflicts and retaliatory terrorist attacks. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global markets and economy. If the current economic slowdown continues or worsens or if any of the foregoing events occur, Tucows’ sales may decline and its business may be adversely affected.

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

If Internet usage does not grow or if the Internet does not continue to expand as a medium for commerce, Tucows’ business may suffer.

Tucows’ success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. Rapid growth in the uses of and interest in the Internet is a relatively recent phenomenon and its continued growth cannot be assured. A number of factors could prevent continued growth, development and acceptance, including:

•  the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

•  the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

•  security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

•  privacy concerns, including those related to the ability of web sites to gather user information without the user’s knowledge or consent, may impact consumers’ willingness to interact online.

Any of these issues could slow the growth of the Internet, which could limit Tucows’ growth and revenues.

Claims of infringement of intellectual property or other rights of third parties against Tucows could result in substantial costs.

Third parties may assert claims of infringement of patents or other intellectual property rights against Tucows concerning past, current or future technologies.

Content obtained from third parties and distributed over the Internet by Tucows may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. Tucows may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domain names. These claims may include claims under the Anti-cybersquatting Consumer Protection Act, which was enacted to curtail the registration of a domain name that is identical or similar to another party’s trademark or the name of a living person with the bad faith intent to profit from use of the domain name.

These claims and any resultant litigation could result in significant costs of defense, liability for damages and diversion of management’s time and attention. Any claims from third parties may also result in limitations on the ability of Tucows to use the intellectual property subject to these claims unless it is able to enter into agreements with the third parties making these claims. If a successful claim of infringement is brought against Tucows and it fails to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it may have to limit or discontinue the business operations which used the infringing technology.

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

The unauthorized reproduction or other misappropriation of Tucows’ intellectual property rights, including copying the look, feel and functionality of its web site could enable third parties to benefit from Tucows’ technology without Tucows receiving any compensation.

Once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business and may result in Tucows losing significant rights and its ability to operate all or a portion of its business.

Tucows depends on key personnel to manage its business effectively.

Tucows depends on the performance of its senior management team and other key employees. Tucows’ success will also depend on its ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel. In addition, Tucows does not maintain key person life insurance for any of its officers or key employees. The loss of the services of any of Tucows’ senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm Tucows’ business.

Tucows could suffer uninsured losses.

Although Tucows maintains general liability insurance, claims could exceed the coverage obtained or might not be covered by Tucows’ insurance. While Tucows typically obtains representations from its technology and content providers and contractual partners concerning the ownership of licensed technology and informational content and obtains indemnification to cover any breach of these representations, Tucows still may not receive accurate representations or adequate compensation for any breach of these representations. Tucows may have to pay a substantial amount of money for claims which are not covered by insurance or indemnification or for claims where the existing scope or adequacy of insurance or indemnification is disputed or insufficient.

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

The ability of Tucows to maintain its computer hardware and software and telecommunications equipment in working order and to reasonably protect them from error and interruption is critical to its success. Failures and interruptions of, and the slowing of response times on, these systems could be caused by:

•  an increase in the traffic on Tucows’ web sites without any necessary increase in system capacity;

•  natural disasters, power losses, telecommunications failures, break-ins and similar events;

•  computer viruses and electronic break-ins;

•  errors, defects and bugs in software; and

•  failure or inability to upgrade technical infrastructure to handle unexpected surges in customer levels and increases in customers’ usage of bandwidth.

Tucows’ web site has experienced slower response times because of increased traffic and has occasionally suffered failures of the computer hardware and software and telecommunications systems that it uses to deliver its sites to customers. Substantial or persistent system failures could result in:

•  loss of customers;

•  loss of or delay in revenue; and

•  failure to attract new customers or achieve market acceptance.

Tucows’ systems face security risks, and any compromise of the security of these systems could result in liability for damages and in lost customers.

Tucows’ security systems may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate customer or proprietary information or cause interruptions in Internet operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service because of the accidental or intentional actions of Internet users, current and former employees or others. Tucows may need to expend significant capital or other resources to protect against the threat of security breaches or alleviate problems caused by breaches. Unauthorized persons may be able to circumvent the measures that are implemented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Tucows’ web sites and the web pages that deliver Tucows’ content services. Repeated or substantial interruptions could result in the loss of customers and reduced revenues.

Many users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. Users might circumvent the measures Tucows takes to protect customers’ private and confidential information, such as credit card numbers. Security breaches could damage Tucows’ reputation and expose it to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes. Tucows may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tucows develops products in Canada and sells these products in North America and Europe.  Tucows’ sales are primarily made in United States dollars.  Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments.  Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at March 31, 2003.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars.  Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure.  These contracts, entered into in June 2002, have a remaining hedging period of 9 months.

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

The impact of the foreign exchange forward contracts for the three months ended March 31, 2003 was a net gain of approximately $547,000 which is reflected on the consolidated statements of operations.  As of March 31, 2003, Tucows had outstanding foreign currency forward contracts totaling $6.75 million with an average exchange of US$1.00 to CDN$1.543

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of Tucows’ disclosure controls and procedures as of February 28, 2003 was carried out by Tucows under the supervision and with the participation of the Tucows’ management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Tucows’ disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation of Tucows’ internal controls, there were no significant changes in Tucows’ internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

Since March 28, 2003, the date of the filing of Tucows’ Annual Report on Form 10-K for the year ended December 31, 2002, there have been no new material legal proceedings involving Tucows, nor have there been any material developments in the legal proceedings reported in the Form 10-K.  Please see note 7 to the Consolidated Financial Statements included in this Form 10-Q.

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

Date: May 14, 2003	Tucows inc.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Elliot Noss, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Tucows Inc;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ ELLIOT NOSS
Elliot Noss President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael Cooperman, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Tucows Inc.;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ MICHAEL COOPERMAN
Michael Cooperman Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements