Form 10-Q
period 2003-06-30
TUCOWS INC /PA/
filed 2003-08-14
CIK 909494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2003
Common Stock, no par value	64,626,429

TUCOWS INC.

Form 10-Q Quarterly Report

INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30 2003	December 31, 2002
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$11,055,646	$8,844,829
Restricted cash (note 7(a))	487,500	937,500
Accounts receivable, net of allowance for doubtful accounts of $102,089 as of June 30, 2003 and $229,938 as of December 31, 2002	304,583	338,697
Prepaid expenses and deposits	2,578,602	1,951,086
Prepaid domain name registry fees, current portion	11,954,743	11,145,187
Total current assets	26,381,074	23,217,299

Prepaid domain name registry fees, long-term portion	4,559,420	3,700,340
Property and equipment	1,325,027	1,581,321
Investments	353,737	353,737

Total assets	$32,619,258	$28,852,697

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$1,395,059	$1,605,630
Accrued liabilities	2,324,761	2,288,412
Customer deposits	2,099,366	1,957,657
Deferred revenue, current portion	19,496,850	18,431,100
Total current liabilities	25,316,036	24,282,799

Deferred revenue, long-term portion	7,124,357	5,929,917

Stockholders’ equity (deficiency):
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 64,626,429 shares issued and outstanding as of June 30, 2003 and December 31, 2002	8,540,687	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	(102,615)	(183,297)
Deficit	(58,251,336)	(59,709,538)
Total stockholders’ equity (deficiency)	178,865	(1,360,019)

Total liabilities and stockholders’ equity (deficiency)	$32,619,258	$28,852,697

See accompanying notes to consolidated financial statements

Tucows  Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenues	$9,167,299	$9,480,187	$18,164,213	$19,406,720
Cost of revenues	5,682,722	5,636,988	11,259,365	12,231,513
Gross profit	3,484,577	3,843,199	6,904,848	7,175,207

Operating expenses:
Sales and marketing (*)	956,887	800,897	1,869,223	1,905,753
Technical operations and development	1,018,925	958,780	1,850,694	2,017,709
General and administrative (*)	1,492,577	1,281,514	2,662,427	2,316,346
Depreciation of property and equipment	441,951	764,576	876,916	1,894,674
Amortization of intangible assets	—	55,556	—	222,222
Gain on change in fair value of forward contracts	(337,358)	(129,893)	(884,228)	(129,893)
Total operating expenses	3,572,982	3,731,430	6,375,032	8,226,811

(Loss) income from operations	(88,405)	111,769	529,816	(1,051,604)

Other income (expenses):
Interest income, net	30,047	21,019	56,496	38,865
Write down of investment in bigchalk.com	—	(1,013,335)	—	(1,013,335)
Gain on disposal of Liberty Registry Management Services Inc. (note 2)	636,277	—	871,890	1,955,443
Loss on disposal of Eklektix, Inc.	—	—	—	(44,304)
Total other income (expenses)	666,324	(992,316)	928,386	936,669

Income (loss) before provision for income taxes	577,919	(880,547)	1,458,202	(114,935)
Provision for income taxes	—	—	—	—

Net income (loss) for the period	$577,919	$(880,547)	$1,458,202	$(114,935)

Basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$0.02	$—

Shares used in computing basic earnings (loss) per common share	64,626,429	64,626,429	64,626,429	64,626,429

Shares used in computing diluted earnings (loss) per common share	64,674,737	64,626,429	64,652,926	64,626,429

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$27,406	$27,406	$54,511	$54,511
General and administrative	$13,158	$13,159	$26,171	$26,172

See accompanying notes to consolidated financial statements

Tucows  Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$577,919	$(880,547)	1,458,202	$(114,935)
Items not involving cash:
Depreciation of property and equipment	441,951	764,576	876,916	1,894,674
Amortization of intangible assets	—	55,556	—	222,222
Gain on change in the fair value of forward contracts	(337,358)	(129,893)	(884,228)	(129,893)
Write-down of investment in bigchalk.com	—	1,013,335	—	1,013,335
Stock-based compensation	40,564	40,565	80,682	80,683
Gain on disposal of Liberty Registry Management Services	(636,277)	—	(871,890)	(1,955,443)
Loss on write-off of Eklektix Inc.	—	—	—	44,304
Change in non-cash operating working capital:
Accounts receivable	(38,260)	115,049	34,114	322,883
Prepaid expenses and deposits	2,262	(91,615)	(3,577)	(62,965)
Prepaid domain name registry fees	(709,212)	(935,607)	(1,668,636)	(1,839,971)
Accounts payable	(9,148)	(134,651)	(210,571)	(179,149)
Accrued liabilities	479,410	(396,762)	296,638	(741,268)
Customer deposits	143,523	236,021	141,709	309,217
Deferred revenue	844,488	1,476,004	2,260,190	2,974,449

Cash provided by operating activities	799,862	1,132,031	1,509,549	1,838,143

Financing activities:
Repayments of obligations under capital leases	—	(25,795)	—	(45,571)

Cash used in financing activities	—	(25,795)	—	(45,571)

Investing activities:
Additions to property and equipment	(152,425)	(242,683)	(620,622)	(448,057)
(Increase)/decrease in restricted cash - being margin security against forward exchange contracts (note 7(a))	225,000	(1,196,000)	450,000	(1,196,000)
Proceeds on disposal of Liberty Registry Management Services, net of cash disposed	636,277	—	871,890	938,889
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	—	—	(30,628)

Cash provided by (used in) investing activities	708,852	(1,438,683)	701,268	(735,796)

Increase (decrease) in cash and cash equivalents	1,508,714	(332,447)	2,210,817	1,056,776
Cash and cash equivalents, beginning of period	9,546,932	6,203,412	8,844,829	4,814,189

Cash and cash equivalents, end of period	$11,055,646	$5,870,965	$11,055,646	$5,870,965

Supplemental cash flow information:
Interest paid	$144	$7,130	$316	$11,628

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (the “Company” or “Tucows”), provides Internet domain name registration and other Internet services through its global distribution network of Internet service providers, web hosting companies, web designers, value added resellers and other providers of Internet services to end users.

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at June 30, 2003 and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income (loss), as reported	$577,919	$(880,547)	$1,458,202	$(114,935)
Add stock-based employee compensation expense included in reported net income, net of tax	40,564	40,565	80,682	80,683
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(89,414)	(102,534)	(196,409)	(204,754)
Net income (loss), pro forma	$529,069	$(942,516)	$1,342,475	$(239,006)
Earnings (loss) per common share, as reported	$0.01	$(0.01)	$0.02	$—
Earnings (loss) per common share, pro forma	$0.01	$(0.01)	$0.02	$—

The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.  DISPOSITIONS:

On March 25, 2002, the Company sold all of the outstanding shares of Liberty Registry Management Services Inc. (“Liberty RMS”), which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited (“Afilias”).  Liberty RMS owned and operated the back-end registry services for the .info registry.  Total consideration received consisted of cash proceeds of $977,000.  The Company recorded a gain on the disposition of Liberty RMS of $1,955,443 in the three months ended March 31, 2002.  The Company is also entitled to additional contingent consideration of up to $1 million as a royalty based on each name registered or renewed in the ..org registry.  Such royalty amounts are recorded as earned.  During the three months and six months ended June 30, 2003, the Company received and recognized $636,277 and $871,890 of this amount respectively.

3.  INVESTMENTS:

Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

The Company holds a 7.3% interest in a private company, Afilias, the registry for the .info generic top level domain.

4.  BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

The Company’s basic earnings (loss) per common share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding.

The diluted earnings (loss) per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods.  Potentially dilutive common shares assumes the exercising of all options, if dilutive, in the period.  Potentially dilutive common shares are excluded in net loss periods, as their effect would be anitdilutive.

5.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Domain name and ancillary services	$8,729,655	$8,054,774	$17,238,705	$16,479,668
Advertising and other revenue	437,644	454,953	925,508	912,628
Electric Library subscription	—	970,460	—	2,014,424
	$9,167,299	$9,480,187	$18,164,213	$19,406,720

Certain of the prior period’s figures have been reclassified to conform with the presentation adopted during the current fiscal period.  The Company has reclassified revenues of $75,000 for the three months ended June 30, 2002 and $150,000 for the six months ended June 30, 2002 from Electric Library subscription to Advertising and other revenue.  The Company has reclassified these amounts as certain ancillary revenue sources were maintained after the disposition of Electric Library subscription services to Alacritude, LLC in August 2002.

6.  CAPITAL STOCK:

	June 30, 2003		December 31, 2002
	shares	Amount	shares	Amount
	(unaudited)
Capital stock
Common stock, no par value:
Authorized:
250,000,000 at June 30, 2003 and December 31, 2002
Issued and outstanding	64,626,429	$8,540,687	64,626,429	$8,540,687
Additional paid in capital		49,992,129		49,992,129

		$58,532,816		$58,532,816

7.  COMMITMENTS AND CONTINGENCIES:

(a)                                  To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts (“Contracts”) whereby $375,000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2003 at an average foreign exchange rate of 1.5430.  The notional principal of the outstanding Contracts at June 30, 2003 was $4,500,000.  As margin security against these Contracts, the Company has placed $487,500 (December 31, 2002 - $937,500) into secured term deposits, which mature on a monthly basis in line with the Contracts and which are reflected as restricted cash on the balance sheet.

(b)                                 At June 30, 2003, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2003.

8.  RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46”), which requires that companies that control another entity through interest other than voting interest should consolidate the controlled entity.  In the absence of clear control through a voting equity interest, a company’s exposure (variable interests) to the economic risk and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest.  VIE’s created after January 31, 2003 must be evaluated for consolidation under FIN 46 immediately.  VIE’s existing prior to February 1, 2003 must be evaluated for consolidation under FIN 46 by the Company commencing with its third quarter 2003 financial statements.  The Company has not yet determined whether it has any VIE’s which will require consolidation.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The provisions of SFAS 149 will be effective for contracts entered into after June 30, 2003.  The Company does not expect that the adoption of SFAS 149 will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.

The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial position or results of operations.

In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In general, EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes.  EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently assessing the impact EITF 00-21 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Form 10-Q include statements regarding the number of new, renewed and transferred-in domain names, the future cost of Tucows revenues, growth in domain name registration, Tucows beliefs concerning its future operating expenses and Tucows’ belief that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under “Risk Factors” below.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

OVERVIEW

Tucows is a global distributor of Internet services, including domain name registration, to Internet service providers, web hosting companies and other providers of Internet services to end-users.  Tucows is a registrar accredited by the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and a provider of wholesale domain name registrations for country code and generic top level domains (“gTLD’s”), web certificates and e-mail boxes through its network of more than 5,000 active resellers in more than 100 countries.  The Tucows web site, which was launched in 1993, offers more than 36,000 software titles through a number of mirrored sites located around the world, providing users with a fast local download.

Net Revenues

Tucows earns its net revenues primarily from domain name registration and ancillary services.  Other revenue sources include advertising and other revenue.  Tucows also earned net revenues from Electric Library subscription fees until the sale of those assets in August 2002.

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

On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificates and e-mail services, to resellers, who provide these services to their end-users to facilitate their use of Internet services such as e-mail or web hosting.  The domain name registration services offered by Tucows are for the gTLDs .com, .net, .org, ..info, .name and .biz and the country code domains .ca, .cc, .uk, .cn, .de, .tv and .us.  Tucows receives revenues for each domain name, web certificate or e-mail box registered through its system by resellers.  Tucows charges standard fees for its services that are published on its web site.  Tucows also extends volume based discounts and rebates to resellers.

On a retail basis, Tucows offers internet services directly to end users through its Domain Direct division.  These services include domain name registration, e-mail, hosting and web site creation.  The standard fees for these services are published on its web site.  In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

Prior to the sale of Liberty RMS in March 2002 (see note 2 to the notes to Consolidated Financial Statements), Tucows provided technical back-end registry management services to Afilias, the .info registry.  Tucows received from Afilias a service fee of $2.95 for each domain year registered.  Payment for each registration under management was due annually in the anniversary month.

Advertising and other revenue

Tucows generates advertising revenues through advertisements placed on its content properties.  Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions, or per click, to traditional advertisers.  In addition, in response to the decline in the online advertising marketplace, Tucows established its Author Resource Center, whereby software developers, who rely on Tucows as a primary source of distribution, are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Advertising revenues are recognized ratably over the period in which the advertisement is presented.  Tucows also enters into barter transactions, which are a component of advertising revenues.  Barter transactions are the exchange of advertising space on Tucows’ web site for reciprocal space or traffic on other web sites.  Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows’ historical practice of receiving cash for similar advertising.  Tucows recognized barter revenue of nil for the three months and six months ended June 30, 2003, and approximately $7,000 and $42,000 for the three months and six months ended June 30, 2002, respectively.

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

Tucows derives the majority of its net revenues from domain name registration fees and ancillary services.  Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards or the web certificate or e-mail box has been activated.  Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.  Tucows also generates revenues from online advertising through advertisements placed on its content properties.  Advertising revenues are primarily derived from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions delivered.  In addition, revenue is generated from software developers who utilize the Tucows website to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Advertising revenues are recognized ratably over the period in which the advertisement is presented.  To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

NET REVENUES

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues	$9,167,299	$9,480,187	$18,164,213	$19,406,720
Decrease over prior period	$(312,888)		$(1,242,507)
Decrease - percentage	(3)%		(6)%

Net revenues for the three months and six months ended June 30, 2003 from Tucows domain name registration and ancillary services increased by approximately $0.7 million, or approximately 8%, to approximately $8.7 million, and by approximately $1.3 million, or approximately 8%, to approximately $17.2 million, respectively (after removing the effect of net revenue of approximately $0.5 million from back-end registry management services provided to the .info registry that was disposed of in March 2002).  This increase is more fully described below.

Deferred revenue from domain name registrations and ancillary services increased to approximately $26.6 million at June 30, 2003 from approximately $24.4 million at December 31, 2002 and approximately $25.8 million at March 31, 2003.

Advertising and other revenue for the three months and six months ended June 30, 2003 remained relatively flat compared to the corresponding periods in 2002.  During the three and six months ended June 30, 2003, there was a slight decrease in the traditional online advertising market, which was offset by additional revenue generated by Tucows Author Resource Center.

                The increases in revenues were offset for the three months and six months ended June 30, 2003 by a loss in revenue of approximately $1.0 million and approximately $2.5 million, respectively, that was no longer generated by Tucows due to the sale of Electric Library subscription assets and Encyclopedia.com services in August 2002.

During the quarter ended June 30, 2003, the number of domain names processed by Tucows decreased slightly to approximately 764,000 new, renewed and transferred-in domain name registrations, compared to approximately 772,000 during the quarter ended March 31, 2003. This decrease was primarily the result of seasonality and registration patterns as well as a decline in the pool of names eligible for renewal compared to the previous quarter.  Although the number of renewals decreased, the renewal rate increased from 56.8% to 58.7%.  While Tucows anticipates the number of new, renewed and transferred-in domain name registrations to incrementally increase, the prevailing market conditions could have a greater impact on the total number of domain names processed.  During the three months ended June 30, 2003, the total number of domain names under Tucows management remained constant at approximately 3.5 million.

During the three months and six months ended June 30, 2003, no customer accounted for more than 5% of billed revenue.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain name registration and ancillary services, advertising and other revenue.  Tucows has no direct cost of revenues relating to its advertising revenues.  Cost of revenues for domain name registrations consist of registry fees and network costs.  Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services.  Bandwidth and co-location expenses are comprised primarily of communication and provisioning costs related to the management and support of Tucows network.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cost of revenues	$5,682,722	$5,636,988	$11,259,365	$12,231,513
Increase (decrease) over prior period	$45,734		$(972,148)
Increase (decrease) - percentage	1%		(8)%
Percentage of revenues	62%	59%	62%	63%

The change in cost of revenues was impacted by the cost of revenues attributable to Electric Library subscription services and back-end registry services that were no longer incurred as those assets were disposed of during 2002.  After removing cost of revenues pertaining to the above dispositions of approximately $400,000 and approximately $1.9 million for the three months and six month periods ended June 30, 2002, respectively, cost of revenues increased by approximately $400,000 and approximately $900,000 for the three months and six months ended June 30, 2003.  This increase was predominantly a result of the costs associated with the growth in revenues from Tucows domain name registration businesses.  Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

Registry fees, the primary component of cost of revenues for domain name registrations, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees.  These fees are recognized ratably over the term of the registration on a basis consistent with the recognition of revenues from Tucows’ customers.

Network costs are expensed as they are incurred.  Tucows expects communication costs to increase as its network expands geographically and network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Sales and marketing	$956,887	$800,897	$1,869,223	$1,905,753
Increase (decrease) over prior period	$155,990		$(36,530)
Increase (decrease) - percentage	19%		(2)%
Percentage of revenues	10%	8%	10%	10%

The increase in sales and marketing expenses for the three months ended June 30, 2003 compared to the corresponding period in 2002 is predominantly the result of increases in staff related costs, including contractors of approximately $131,000, as a result of ongoing initiatives to improve and mature customer service and sales efforts.

The decrease in sales and marketing expenses for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily resulted from costs of approximately $252,000 no longer being incurred for the Electric Library subscriptions services and the back-end registry services businesses that were sold during 2002 together with lower expenses related to media advertising and other promotional activities of approximately $126,000.  This was partly offset by an increase in people-related costs, including contractors, of approximately $244,000, and increased fees to ICANN of approximately $93,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget.

Tucows believes that sales and marketing expenses will increase, in absolute dollars, on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure.  This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names (both at a registrar and, before the sale of the business of Liberty RMS, at a registry level) and to distribute its digital content services.  Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development.  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“AICPA 98-1”), costs incurred during the application development stage only are capitalized and primarily include personnel costs for employees directly related to the development project.  All other costs incurred are expensed as incurred.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Technical operations and development	$1,018,925	$958,780	$1,850,694	$2,017,709
Increase (decrease) over prior period	$60,145		$(167,015)
Increase (decrease) - percentage	6%		(8)%
Percentage of revenues	11%	10%	10%	10%

The increase of approximately $60,000 in technical operations and development expenses during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 resulted primarily from people-related costs, including contract and outside service costs increasing by approximately $192,000, travel and other costs increasing by approximately $23,000 and capitalizing approximately $38,000 less costs of computer software developed or obtained for internal use in accordance with AICPA 98-1.  This increase was offset by costs of approximately $193,000 no longer being incurred for the Electric Library subscriptions services business that was sold in August 2002.  The decrease of approximately $167,000 in technical operations and development expenses during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 resulted primarily from costs of approximately $414,000 no longer being incurred for the Electric Library subscriptions services business that was sold in August 2002 being partially offset by people-related costs, including contract and outside service costs increasing by approximately $107,000, travel and other costs increasing by approximately $21,000 and capitalizing approximately $119,000 less costs of computer software developed or obtained for internal use in accordance with AICPA 98-1.

Tucows expects technical operations and development expenses to increase slightly, in absolute dollars, on a go forward basis as its business continues to grow and as it further develops its applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
General and administrative	$1,492,577	$1,281,514	$2,662,427	$2,316,346
Increase over prior period	$211,063		$346,081
Increase - percentage	16%		15%
Percentage of revenues	16%	14%	15%	12%

The increase in general and administrative expenses for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 was primarily attributable to higher professional fees in the amount of approximately $720,000 and $933,000, respectively.  The higher professional fees for both periods in 2003 were the result of advice obtained in connection with the evaluation of strategic alterntives.  In addition, personnel related expenditures increased by approximately $78,000 and $162,000 for the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002.  Public listing and related expenses increased by approximately $32,000 and $64,000 for the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002.

These increases were offset by a decrease in general and administrative expenses as a result of costs of approximately $299,000 and approximately $517,000 incurred during the three months and six months ended June 30, 2002 for Electric Library subscription services and back-end registry services that were no longer incurred during the three months and six months ended June 30, 2003.  General and administrative expenses were further decreased during the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002 by approximately $193,000 and approximately $187,000, respectively, by a gain in foreign exchange forward contracts.  This is a reflection of the foreign exchange forward contracts converting at an exchange rate which varies, at times significantly, from prevailing rates.  In addition, general and administrative expenses were further decreased during the three months and six months ended June 30, 2003 by an amount of approximately $131,000 for both periods, being a decrease in the provision for doubtful accounts.

Excluding the impact of the additional professional fees incurred during the quarter ended June 30, 2003, Tucows expects general and administrative expenses (in absolute dollars) to remain flat or increase slightly on a go forward basis as its business continues to grow.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Depreciation of property and equipment	$441,951	$764,576	$876,916	$1,894,674
Decrease over prior period	$(322,625)		$(1,017,758)
Decrease - percentage	(42)%		(54)%
Percentage of revenues	5%	8%	5%	10%

The decrease in depreciation for the three months and six months ended June 30, 2003 compared to the corresponding periods in 2002 was primarily due to certain of Tucows older computer software being fully depreciated as well as Electric Library subscription services and back-end registry services that were no longer incurred.

AMORTIZATION OF INTANGIBLE ASSETS

Intangible assets consist of amounts relating to the non-competition agreements entered into with the former owners of the Tucows Division of Tucows Interactive Limited, which were amortized on a straight-line basis over three years.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Amortization of intangible assets	$—	$55,556	$—	$222,222
Decrease over prior period	$(55,556)		$(222,222)
Decrease - percentage	(100)%		(100)%
Percentage of revenues	—%	1%	—%	1%

Intangible assets were fully amortized during the quarter ended June 30, 2002.

GAIN ON CHANGE IN FAIR VALUE OF FORWARD CONTRACTS

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Gain on change in fair value of forward contracts	$(337,358)	$(129,893)	$(884,228)	$(129,893)
Increase over prior period	$(207,465)		$(754,335)
Increase - percentage	160%		581%
Percentage of revenues	(4)%	(1)%	(5)%	(1)%

Tucows revenue is primarily realized in United States dollars and a significant portion of its operating expenses are paid in Canadian dollars.  Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows results from operations.  In particular, the United States dollar weakened against the Canadian dollar from $0.6339 per Cdn$1.00 at December 31, 2002 to $0.7421 per Cdn$1.00 at June 30, 2003.

During the three months and six months ended June 30, 2003, Tucows incurred a foreign exchange gain as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at June 30, 2003, which were entered into in June 2002.  These contracts expire over the six month period ending December 31, 2003, and will result in the net gain on change in fair value of forward contracts recognized to date, in the amount of approximately $624,000, being offset by charges against operations during this period.

OTHER INCOME (EXPENSES), NET

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Other income (expenses), net	$666,324	$(992,316)	$928,386	$936,669
Increase (decrease) over prior period	$1,658,640		$(8,283)
Increase (decrease) - percentage	(167)%		(1)%
Percentage of revenues	7%	(10)%	5%	5%

For the three months and six months ended June 30, 2003, Tucows received royalty payments of approximately $636,000 and $872,000, respectively, from Afilias in connection with the sale of Tucows back-end registry management services assets.  In connection with the sale of these assets, Tucows was entitled to earn contingent consideration of up to $1.0 million based on each name registered or renewed in the .org registry.  Subsequent to the end of the second quarter, Tucows received the final payment of approximately $128,000 of this contingent consideration.

During the three months ended June 30, 2002, Tucows reviewed the carrying value of its investment in bigchalk.com inc. (“bigchalk”)  Based on this review, Tucows recorded a loss on the write down of its investment in bigchalk in the amount of approximately $1.0 million.

For the three months ended March 31, 2002, Tucows showed a gain from disposition of Liberty RMS in the amount of approximately $2.0 million.  In addition, during January 2002, Tucows concluded the sale of its subsidiary, Eklektix, Inc., and recorded a loss in the amount of approximately $44,000.

Other income includes net interest income of approximately $30,000 and $21,000 for the three months ended June 30, 2003 and 2002, respectively, and net interest income of approximately $56,000 and $39,000 for the six months ended June 30, 2003 and 2002, respectively.

INCOME TAXES

No provision for income taxes was recorded for the three months and six months ended June 30, 2003 and 2002 because Tucows had operating losses to offset against its operating income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, Tucows principal source of liquidity was cash and cash equivalents of approximately $11.1 million as compared to approximately $8.8 million at December 31, 2002, an increase of approximately $2.3 million.  The cash and cash equivalents at June 30, 2003 represent an increase of approximately $1.6 million over the approximately $9.5 million at March 31, 2003.

Net cash provided by operating activities was approximately $1.5 million for the six months ended June 30, 2003, as compared to approximately $1.8 million for the six months ended June 30, 2002.  Net cash provided by operating activities for the six months ended June 30, 2003 resulted primarily from net income for the period and increases in deferred revenue (representing cash received in advance of provision of the services).  This was partially offset by an increase in prepaid domain name registry fees.  Net cash provided by operating activities for the six months ended June 30, 2002 resulted primarily from net income for the period and a net increase in deferred revenue which was partially offset by the increases in prepaid domain name registry fees and decreases in accounts payable and accrued liabilities.

Net cash provided by investing activities was approximately $700,000 for the six months ended June 30, 2003.  This was primarily comprised of the proceeds of approximately $872,000, being a portion of the contingent consideration of up to $1.0 million that Tucows was eligible to earn in connection with its sale of Liberty RMS, based on royalties for each name registered or renewed in the .org registry.  In addition, approximately $450,000 of term deposits, being margin security against forward foreign exchange contracts, matured during the period.  These proceeds were partially offset by cash used for the purchase of property and equipment of approximately $621,000.  For the six months ended June 30, 2002, net cash used in investing activities was approximately $736,000.  This was primarily the result of investing in term deposits in the amount of approximately $1.2 million, being margin security against forward foreign exchange contracts, the purchase of property and equipment of approximately $448,000 and proceeds of approximately $31,000 received on the disposition of Eklektix, Inc.  This was offset by proceeds on the disposal of Liberty RMS of approximately $939,000.

No financing activities were undertaken during the three or six month periods ended June 30, 2003.  Net cash used in financing activities was approximately $26,000 and $46,000 for the three months and six months ended June 30, 2002, relating to repayments of capital lease obligations.

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

RISK FACTORS

Tucows’ business faces significant risks. The risks described below may not be the only risks Tucows faces. Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in the following risk factors actually occur, Tucows’ business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

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

• the number and significance of service enhancements and new service and technology announcements by Tucows’ competitors;

• Tucows’ ability to identify, develop, deliver, and introduce in a timely manner new and enhanced versions of its current service offerings which anticipate market demand and address customer needs;

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

Tucows has a history of losses and although it was profitable and cash flow positive for the quarter ended June 30, 2003, it cannot assure you that it will be able to sustain profitability or positive cash flow.

Although Tucows was cash flow positive from operations by approximately $800,000 and achieved profitability of approximately $578,000 for the quarter ended June 30, 2003, this profitability was achieved primarily as a result of Tucows incurring a foreign exchange gain of approximately $337,000 as a result of accounting for the change in the fair value of the forward foreign exchange contracts on hand at June 30, 2003 and the recording of a gain of approximately $636,000, being a portion of the contingent consideration of up to $1.0 million that Tucows was eligible to earn in connection with its sale of Liberty RMS, based on royalties for each name registered or renewed in the .org registry.

Tucows anticipates that its operating expenses will increase.  If an increase in operating expenses is not accompanied by a corresponding increase in revenues, Tucows operating results will suffer, particularly as most of Tucows revenue is recorded as deferred revenue, which is then recognized ratably over the term of the service, while many of Tucows operating expenses are expensed in full when incurred.  Accordingly, although Tucows was profitable and had positive cash flow from operations for the year ended December 31, 2002 and the quarters ended March 31 and June 30, 2003, it cannot assure you that it will be able to sustain or increase its profitability or cash flow in the future.

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

Part of Tucows’ strategy is to expand its services by offering its resellers additional applications and services that address their evolving business needs.  Tucows cannot be sure that it will be able to license these applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house.  If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline, and sales of its services may suffer as resellers turn to alternate providers that are able to more fully supply their business needs.  Tucows may not produce sufficient revenues to offset the related costs and will remain dependent on domain name registrations as a primary source of revenue, and revenue may fall below anticipated levels.

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

• ICANN may lose any one of the several claims pending against it in both the U.S. and international courts, in which case its credibility may suffer and its policies may be discredited;

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

If any of these risks occur, they could create instability in the domain name registration system business.  These risks could also disrupt or suspend portions of Tucows’ domain name registration business, which would result in reduced revenue.

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

Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services.  Tucows also faces competition from the continued introduction of registrars into the domain name registration industry.  As of June 30, 2003, ICANN had accredited 168 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational.  The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share.  Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.  Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market.  As a result, Tucows may not be able to compete effectively.

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

If the growth rate of the market for new domain names remains flat or declines, Tucows’ net revenue from registrations may fall below anticipated levels.

The ..com, .net and .org domain name markets are stabilizing and Tucows does not expect these markets to continue to experience the same high level of growth they have experienced in the past.  The VeriSign registry has reported no significant growth in the number of new registrations over the past few quarters.  If the market for new domain names declines, it would restrict the growth of Tucows’ domain name registration business and its revenues may decline.

If Tucows is unable to improve its sales of existing gTLDs, generate alternate revenue streams or improve its renewal rate, its business, financial condition and results of operations could be materially adversely affected.

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of .com registrations, the introduction of new gTLDs has contributed to Tucows revenues.  Tucows does not currently anticipate the introduction of any additional commercial gTLDs in the near future that would materially affect its revenues.  As a result, in order to grow its revenues Tucows needs to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002.  Tucows business and results of operations could be materially adversely affected if the market for existing gTLDs does not develop, additional new top level domains are not introduced or if substantial numbers of its customers turn to other registrars for their registration needs.

If Tucows’ resellers do not renew their domain name registrations through Tucows, its revenues may decline.

The growth of Tucows’ business depends in part on its resellers renewal of their customers’ domain name registrations through Tucows.  The first expirations for .com, .net and .org domain names occurred in January 2001, and Tucows has limited experience with registration renewals for generic top level and country code domain names.

Tucows also anticipates that its renewal rates will be affected by the high number of registrations that occurred during the initial growth stage of the domain name industry in 2000 by speculators who registered domain names with the intention of reselling them rather than putting them to use and who may not renew a significant portion of the names they registered.

If resellers decide, for any reason, not to renew their registrations through Tucows, revenues from domain name registrations will decrease.

Tucows relies on its network of resellers to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

Tucows obtains revenues by distributing applications and services through its network of resellers.  Tucows also relies on its resellers to market, promote and sell its services.  Tucows’ ability to increase revenues in the future will depend significantly on its ability to maintain its customer network, to sell more services through existing resellers and to develop its relationships with existing resellers by providing customer and sales support and additional products.  Resellers have no obligations to distribute Tucows’ applications and services and may stop doing so at any time.  If Tucows is not able to maintain its relationships with resellers, its ability to distribute its applications and services will be harmed, and its revenue may decline.

If Tucows’ resellers should choose to become accredited registrars and choose not to utilize Tucows’ hosted registrar service, Tucows’ revenues could decline.

A significant portion of Tucows’ bookings is obtained from a limited number of resellers, and the loss of any major customers could cause Tucows’ bookings to decline.

While no customer accounted for more than 5% of Tucows booked revenues in the first six months of 2003, approximately 55 resellers account for approximately 50% of Tucows’ transaction volume and approximately 70 resellers account for approximately 50% of Tucows’ cash bookings.  Tucows does not expect any customer to account for more than 10% of cash revenues in 2003.  If Tucows loses and is unable to replace any major customers, Tucows’ cash revenues will decline.

Tucows believes that companies operating on the Internet are facing a period of consolidation.  In addition, some of Tucows resellers may decide to seek ICANN accreditation.  Both of these situations could reduce the number of Tucows active resellers, in which case its revenues may suffer.

If any of Tucows competitors merge with one another they will present a stronger combined force in the market and may attract the business of both existing and prospective resellers.  Resellers may opt to build their own technical systems and seek ICANN accreditation in order that they may process domain name applications themselves.  If a number of Tucows customers decide to pursue this option, Tucows sales will decrease.

Failure by Tucows to secure agreements with country code registries or a subsequent failure by Tucows to comply with the regulations of the country code registries could cause customers to seek a registrar that offers these services.

The country code registries require registrars to comply with specific regulations.  Many of these regulations vary from country code to country code.  If Tucows fails to comply with the regulations imposed by country code registries, these registries will likely prohibit Tucows from registering or continuing to register names in their country codes.  Any failure on Tucows’ part to offer domain name registrations in a significant number of country codes, or in a popular country code, would cause Tucows to lose a competitive advantage and could cause resellers to elect to take their business to a registrar that offers these services.

Tucows operates on a global basis, and clients around the world are required to execute its standard form agreements. Tucows’ standard domain name registration agreement may not be enforceable, which could subject Tucows to liability.

All of Tucows’ resellers must execute Tucows’ standard domain name registration agreement as part of the process of registering a domain name.  This agreement contains provisions intended to limit Tucows’ potential liability arising from its registration of domain names on behalf of its resellers and their customers, including liability resulting from its failure to register or maintain domain names.  If a court were to find that the registration agreement is unenforceable, Tucows could be subject to liability.

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

The Internet and electronic commerce are characterized by rapid technological change.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new applications and services embodying new technologies and the emergence of new industry standards and practices could make the applications, services and systems offered by Tucows obsolete.  The emerging nature of applications and services in the e-business industry and their rapid evolution will require that Tucows continually improves the performance, features and reliability of its applications and services.  The success of Tucows will depend, in part, on its ability:

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

Once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business, and may result in Tucows losing significant rights and its ability to operate all or a portion of its business.

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

Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars.  Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition, and results from operations.  In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar.  Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure.  At June 30, 2003, Tucows had $4.5 million in notional forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at an average rate of 1.543 which expire on various dates to December 31, 2003.

The introduction of tax laws targeting companies engaged in electronic commerce could materially adversely affect Tucows business, financial condition and results of operations.

Tucows files tax returns in such countries and states as required by law based on principles applicable to traditional businesses.  However, one or more economic unions, countries and states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-jurisdiction companies, such as Tucows, which engage in or facilitate electronic commerce.  A number of proposals have been made at these different government levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales.  Such proposals, if adopted, could substantially impair the growth of electronic commerce and materially adversely affect Tucows business, financial condition and results of operations.

On November 28, 2001, President Bush signed the Internet Tax Non-discrimination Act, which limits the ability of the states to impose taxes on Internet-based transactions.  While this legislation provides significant benefits to Internet-based businesses, it will expire on November 1, 2003 and if not renewed, would allow various states to impose taxes on Internet-based commerce.  The imposition of such taxes, which may be heavily lobbied for by states, many of which face increasing budget deficits, could materially adversely affect Tucows business, financial condition and results of operations.

Compliance with new rules and regulations concerning corporate governance may be costly and could harm Tucows business.

The Sarbanes-Oxley Act of 2002 mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations.  These laws, rules and regulations will increase the scope, complexity and cost of Tucows corporate governance, reporting and disclosure practices, which could harm Tucows results of operations and divert management’s attention from business operations.  Tucows also expects these developments to make it more difficult and more expensive for it to obtain director and officer liability insurance, and Tucows may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  Further, Tucows’ board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, Tucows may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

A substantial majority of Tucows revenues originate from online credit card transactions.  Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction.  Under that association’s rules, additional penalties may be imposed at the discretion of the association.  Any such potential penalties would be imposed on Tucows credit card processor by the association, and under Tucows contract with its processor, Tucows is required to reimburse it for such penalties.  Tucows current level of fraud protection is ranking its fraudulent and disputed credit card transaction history within the guidelines established by the credit card associations.  However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

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

Current world events and economic trends may have a negative impact on Tucows’ sales.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Tucows develops products in Canada and sells these products in North America and Europe.  Tucows’ sales are primarily made in United States dollars.  Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments.  Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at June 30, 2003.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars.  Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure.  These contracts, entered into in June 2002, have a remaining hedging period of six months.

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

The impact of the foreign exchange forward contracts for the three months and six months ended June 30, 2003 was a net gain of approximately $337,000 and $884,000, respectively, which is reflected on the consolidated statements of operations.  As of June 30, 2003, Tucows had outstanding foreign currency forward contracts totaling $4.5 million with an average exchange of US$1.00 to CDN$1.5430

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Tucows’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness Tucows’ disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on that evaluation, Tucows’ chief executive officer and chief financial officer concluded that Tucows’ disclosure controls and procedures as of the end of the period covered by this Form 10-Q have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Tucows believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Change in Internal Control over Financial Reporting

No change in Tucows’ internal control over financial reporting occurred during Tucows’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tucows’ internal control over financial reporting.

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

Item 4.           Submission of Matters to a Vote of Security Holders

Tucows Annual Meeting of Shareholders was held on June 3, 2003.  Holders of an aggregate of 64,626,429 shares of Tucows common stock at the close of business on April 28, 2003 were entitled to vote at the meeting, of which 53,245,942 were present in person or represented by proxy.  At such meeting, Tucows’ shareholders voted as follows:

Proposal 1. To elect six directors to serve until the 2004 Annual Meeting of Shareholders or until their respective successors shall have been duly selected and qualified.

Nominee	Votes For	Votes Witheld
Stanley Stern	53,176,092	69,850
Erez Gissin	53,172,592	73,350
Alan Lipton	53,169,492	76,450
Lloyd Morrisett	53,176,362	69,580
Elliot Noss	53,152,795	93,147
Robert F. Young	53,176,592	69,350

No other persons were nominated, or received votes, for election as directors at the 2003 Annual Meeting of Shareholders.  There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2. To amend the Company’s Amended and Restated 1996 Equity Compensation Plan to increase the aggregate number of shares of Common Stock that may be issued under the plan by 1,150,000 from 10,000,000 to 11,150,000.

	Votes For	Votes Against	Votes Abstained
Amendment of the Company’s Amended and Restated 1996 Equity Compensation Plan	52,874,537	350,923	20,482

There were no broker non-votes with respect to this proposal.

Proposal 3. To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

	Votes For	Votes Against	Votes Abstained
Ratification of Appointment of KPMG LLP	53,210,187	31,215	4,540

There were no broker non-votes with respect to this proposal.

Item 6.           Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(b)                                 Reports on Form 8-K.

Form 8-K furnished on May 7, 2003 under Item 9, “Regulation FD Disclosure” but intended to be furnished under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to Tucows’ performance in the first quarter of 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements