Form 10-Q
period 2003-09-30
TUCOWS INC /PA/
filed 2003-11-12
CIK 909494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2003
Common Stock, no par value	64,626,429

TUCOWS INC.

Form 10-Q Quarterly Report

INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30, 2003	December 31, 2002
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$11,824,783	$8,844,829
Restricted cash (note 6)	262,612	937,500
Accounts receivable, net of allowance for doubtful accounts of $102,089 as of September 30, 2003 and $229,938 as of December 31, 2002	412,175	338,697
Prepaid expenses and deposits	1,855,956	1,951,086
Prepaid domain name registry fees, current portion	12,478,496	11,145,187
Total current assets	26,834,022	23,217,299

Prepaid domain name registry fees, long-term portion	4,839,643	3,700,340
Property and equipment	1,195,855	1,581,321
Investments	353,737	353,737

Total assets	$33,223,257	$28,852,697

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$1,304,822	$1,605,630
Accrued liabilities	2,006,955	2,288,412
Customer deposits	2,034,310	1,957,657
Deferred revenue, current portion	20,006,309	18,431,100
Total current liabilities	25,352,396	24,282,799

Deferred revenue, long-term portion	7,471,600	5,929,917

Stockholders’ equity (deficiency):

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 64,626,429 shares issued and outstanding as of September 30, 2003 and December 31, 2002	8,540,687	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	(61,605)	(183,297)
Deficit	(58,071,950)	(59,709,538)
Total stockholders’ equity (deficiency)	399,261	(1,360,019)

Total liabilities and stockholders’ equity (deficiency)	$33,223,257	$28,852,697

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net revenues	$9,315,760	$8,879,281	$27,479,973	$28,286,001
Cost of revenues	5,807,808	5,413,730	17,067,173	17,645,243
Gross profit	3,507,952	3,465,551	10,412,800	10,640,758

Operating expenses:
Sales and marketing (*)	922,028	926,098	2,791,251	2,831,851
Technical operations and development	1,016,404	866,061	2,867,098	2,883,770
General and administrative (*) (note 6 (a))	1,266,708	1,444,629	3,044,907	3,631,082
Depreciation of property and equipment	289,424	378,913	1,166,340	2,273,587
Amortization of intangible assets	—	—	—	222,222
Total operating expenses	3,494,564	3,615,701	9,869,596	11,842,512

Income (loss) from operations	13,388	(150,150)	543,204	(1,201,754)

Other income (expenses):
Interest income, net	37,888	21,299	94,384	60,164
Write down of investment in bigchalk.com	—	—	—	(1,013,335)
Gain on disposal of Electric Library subscription assets	—	725,237	—	725,237
Gain on disposal of Liberty Registry Management Services Inc. (note 2)	128,110	—	1,000,000	1,955,443
Loss on disposal of Eklektix, Inc.	—	—	—	(44,304)
Total other income (expenses)	165,998	746,536	1,094,384	1,683,205

Income before provision for income taxes	179,386	596,386	1,637,588	481,451
Provision for income taxes	—	—	—	—
Net income for the period	$179,386	$596,386	$1,637,588	$481,451

Basic and diluted earnings per common share	$0.00	$0.01	$0.03	$0.01

Shares used in computing basic earnings per common share	64,626,429	64,626,429	64,626,429	64,626,429

Shares used in computing diluted earnings per common share	64,726,663	64,626,429	64,677,776	64,626,429

(*) Stock-based compensation has been included in operating expenses as follows:

Sales and marketing	$27,707	$27,707	$82,218	$82,218
General and administrative	$13,303	$13,302	$39,474	$39,474

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Cash provided by:
Operating activities:
Net income for the period	$179,386	$596,386	$1,637,588	$481,451
Items not involving cash:
Depreciation of property and equipment	289,424	378,913	1,166,340	2,273,587
Amortization of intangible assets	—	—	—	222,222
(Gain) loss on change in the fair value of forward contracts	307,758	530,381	(576,470)	400,488
Write-down of investment in bigchalk.com	—	—	—	1,013,335
Stock-based compensation	41,010	41,009	121,692	121,692
Gain on disposal of Electric Library subscription assets	—	(725,237)	—	(725,237)
Gain on disposal of Liberty Registry Management Services	(128,110)	—	(1,000,000)	(1,955,443)
Loss on write-off of Eklektix Inc.	—	—	—	44,304
Change in non-cash operating working capital:
Accounts receivable	(107,592)	(51,270)	(73,478)	271,613
Prepaid expenses and deposits	414,888	296,718	411,311	233,754
Prepaid domain name registry fees	(803,976)	(481,381)	(2,472,612)	(2,321,352)
Accounts payable	(90,237)	(192,794)	(300,808)	(371,943)
Accrued liabilities	(317,806)	387,166	(21,168)	(354,102)
Customer deposits	(65,056)	(224,762)	76,653	84,455
Deferred revenue	856,702	634,973	3,116,892	3,609,422

Cash provided by operating activities	576,391	1,190,102	2,085,940	3,028,246

Financing activities:
Repayments of obligations under capital leases	—	(65,588)	—	(111,160)

Cash used in financing activities	—	(65,588)	—	(111,160)

Investing activities:
Additions to property and equipment	(160,252)	(160,710)	(780,874)	(608,767)
Decrease (Increase) in restricted cash - being margin security against forward exchange contracts (note 7(a))	224,888	131,250	674,888	(1,064,750)
Net proceeds on disposal of Electric Library subscription assets	—	455,649	—	455,649
Proceeds on disposal of Liberty Registry Management Services, net of cash disposed	128,110	—	1,000,000	938,889
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	—	—	(30,628)

Cash provided by (used in) investing activities	192,746	426,189	894,014	(309,607)

Increase in cash and cash equivalents	769,137	1,550,703	2,979,954	2,607,479
Cash and cash equivalents, beginning of period	11,055,646	5,870,965	8,844,829	4,814,189

Cash and cash equivalents, end of period	$11,824,783	$7,421,668	$11,824,783	$7,421,668

Supplemental cash flow information:
Interest paid	$39	$12,304	$355	$23,932

Supplemental disclosure of non-cash investing and financing activities

Promissory note receivable on disposal of Electric Library subscription assets	$—	$1,121,480	$—	$1,121,480

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

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at September 30, 2003 and the results of operations and cash flows for the interim periods ended September 30, 2003 and 2002.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income, as reported	$179,386	$596,386	$1,637,588	$481,451
Add stock-based employee compensation expense included in reported net income, net of tax	41,010	41,009	121,692	121,692
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(164,372)	(139,173)	(360,781)	(343,927)
Net income, pro forma	$56,024	$498,222	$1,398,499	$259,216
Earnings per common share, as reported	$0.00	$0.01	$0.03	$0.01
Earnings per common share, pro forma	$0.00	$0.01	$0.02	$0.00

The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.  DISPOSITIONS:

On March 25, 2002, the Company sold all of the outstanding shares of Liberty Registry Management Services Inc. (“Liberty RMS”), which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited (“Afilias”).  Liberty RMS owned and operated the back-end registry services for the ..info registry.  Total consideration received consisted of cash proceeds of $977,000.  The Company recorded a gain on the disposition of Liberty RMS of $1,955,443 in the three months ended March 31, 2002.  The Company was also entitled to receive additional contingent consideration of $1 million as a royalty based on each name registered or renewed in the .org registry.  Such royalty amounts were recorded as earned.  During the three months and nine months ended September 30, 2003, the Company earned and recognized $128,110, being the final amount earned, and $1 million of this amount, respectively.

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

4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods.  Potentially dilutive common shares assumes the exercising of all options, if dilutive, in the period.  Potentially dilutive common shares are excluded in net loss periods, as their effect would be anitdilutive.

5.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Domain name and ancillary services	$8,804,374	$8,118,966	$26,043,079	$24,598,634
Advertising and other revenue	511,386	371,354	1,436,894	1,283,982
Electric Library subscription	—	388,961	—	2,403,385
	$9,315,760	$8,879,281	$27,479,973	$28,286,001

Certain of the prior period’s figures have been reclassified to conform with the presentation adopted during the current fiscal period.  The Company has reclassified revenues of $75,000 for the three months ended September 30, 2002 and $225,000 for the nine months ended September 30, 2002 from Electric Library subscription to advertising and other revenue.  The Company has reclassified these amounts as certain ancillary revenue sources were maintained after the disposition of Electric Library subscription services to Alacritude, LLC in August 2002.

6.  COMMITMENTS AND CONTINGENCIES:

(a)                                  To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts (“Contracts”) whereby $375,000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2003 at an average foreign exchange rate of 1.5430.  The notional principal of the outstanding Contracts at September 30, 2003 was $2,250,000.  As margin security against these Contracts, the Company has placed $262,612 (December 31, 2002 - $937,500) into secured term deposits, which mature on a monthly basis in line with the Contracts and which are reflected as restricted cash on the balance sheet.

In connection with the September 2003 meeting of the AICPA SEC Regulations Committee, the SEC Staff indicated that unrealized and realized gains and losses on derivative instruments not accounted for as hedging instruments should not be classified on different lines on the statement of operations.  Accordingly, the Company has reclassified $307,758 and $530,381 for the three months ended September 30, 2003 and 2002, respectively, and ($576,470) and $400,488 for the nine months ended September 30, 2003 and 2002, respectively, to “General and administrative” from “Gain (loss) on change in fair value of forward contracts” on the statement of operations.

(b)                                 At September 30, 2003, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2004.

7.  RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46”), which requires that companies that control another entity through interest other than voting interest should consolidate the controlled entity.  In the absence of clear control through a voting equity interest, a company’s exposure (variable interests) to the economic risk and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest.  VIE’s created after January 31, 2003 must be evaluated for consolidation under FIN 46 immediately.  VIE’s existing prior to February 1, 2003 must be evaluated for consolidation under FIN 46.  In September 2003, the effective dates were deferred by the FASB until the Company’s first quarter 2004 financial statements.

In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In general, EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes.  EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  EITF 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have any impact on the Company consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Form 10-Q include statements regarding expected increases in communication, personnel and sales and marketing expenses, expected stability or small increases in technical operations and development and general and administrative expenses, the number of new, renewed and transferred-in domain names, the future cost of Tucows revenues, growth in domain name registration, Tucows beliefs concerning its future operating expenses and Tucows’ belief that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under “Risk Factors”.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

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

On a wholesale basis, Tucows offers domain name registration and ancillary services, currently consisting of web certificates and e-mail services, to resellers, who provide these services to their end-users to facilitate their use of Internet services such as e-mail or web hosting.  The domain name registration services offered by Tucows are for the gTLDs .com, .net, .org, .info, .name and .biz and the country code domains .ca, .cc, .uk, .cn, .de, .tv and .us.  Tucows receives revenues for each domain name, web certificate or e-mail box registered through its system by resellers.  Tucows charges standard fees for its services that are published on its web site.  Tucows also extends volume based discounts and rebates to resellers.

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

Advertising and other revenue

Tucows generates advertising revenues through advertisements placed on its content properties.  Advertising revenues are primarily received from short-term advertising agreements in which advertising banners are delivered at an agreed upon rate per thousand impressions, or per click, to traditional advertisers.  In addition, in response to the decline in the online advertising marketplace, Tucows established its Author Resource Center, whereby software developers, who rely on Tucows as a primary source of distribution, are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Advertising revenues are recognized ratably over the period in which the advertisement is presented.  Tucows also enters into barter transactions, which are a component of advertising revenues.  Barter transactions are the exchange of advertising space on Tucows’ web site for reciprocal space or traffic on other web sites.  Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows’ historical practice of receiving cash for similar advertising.  Tucows did not undertake any barter transactions during the three months and nine months ended September 30, 2003, and recognized barter revenue of approximately $5,000 and $47,000 for the three months and nine months ended September 30, 2002, respectively.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires Tucows to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, Tucows evaluates its estimates, including those related to the recoverability of investments, prepaid domain name registry fees, product development costs, revenue recognition and deferred revenue, and contingencies and litigation.  Tucows bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual amounts could differ significantly from these estimates.

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

•                                          a significant change in the manner of Tucows’ use of the acquired asset or the strategy for its overall business; or

•                                          a significant negative industry or economic trend.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

NET REVENUES

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$9,315,760	$8,879,281	$27,479,973	$28,286,001
Increase (decrease) over prior period	$436,479		$(806,028)
Increase (decrease) over prior period	5%		(3)%

Net revenues for the three months and nine months ended September 30, 2003 from Tucows domain name registration and ancillary services increased by approximately $0.7 million, or approximately 8%, to approximately $8.8 million, and by approximately $2.0 million, or approximately 8%, to approximately $26.0 million, respectively (after removing the effect of net revenue of approximately $0.5 million from back-end registry management services provided to the .info registry that was disposed of in March 2002).

The market for domain name registration continues to be extremely competitive as participants protect their current market share and strive to improve their competitive position.  As Tucows’ business model is premised upon selling multiple services through our reseller channel, Tucows has competed aggressively to attract new clients and retain existing customers.  As a result of these actions, average selling prices have fallen, as has the gross margin percentage.  Given the volatile nature of this market place, it is difficult to predict how long this will continue.

During the quarter ended September 30, 2003, the number of domain names processed by Tucows increased slightly to approximately 785,000 new, renewed and transferred-in domain name registrations, compared to approximately 764,000 during the quarter ended June 30, 2003. This increase was primarily the result of increased volumes from new customers.  The renewal rate increased from 59% to 60%.  While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, for the reasons stated above, the volatility in the market could affect this outlook.  During the three months ended September 30, 2003, the total number of domain names under Tucows management increased by approximately 130,000 to just less than 3.7 million names.

Deferred revenue from domain name registrations and ancillary services increased to approximately $27.5 million at September 30, 2003 from approximately $24.4 million at December 31, 2002 and approximately $26.6 million at June 30, 2003.

Advertising and other revenue for the three months ended September 30, 2003 increased by approximately $140,000 or 38% compared to the three months ended September 30, 2002.  For the nine months ended September 30, 2003, advertising and other revenue increased by approximately $153,000 or 12% when compared to the nine months ended September 30, 2002.  This was predominantly as a result of the growth in revenue from the Author Resource Center.

The increases in revenues for the three months and nine months ended September 30, 2003 were offset by a reduction in revenue of approximately $0.4 million and approximately $2.9 million, respectively, resulting from Tucows sale of Electric Library subscription assets and Encyclopedia.com services in August 2002, and the sale of the back-end registry management services provided to the .info registry that was disposed of in March 2002.

During the three months and nine months ended September 30, 2003, no customer accounted for more than 5% of billed revenue.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cost of revenues	$5,807,808	$5,413,730	$17,067,173	$17,645,243
Increase (decrease) over prior period	$394,078		$(578,070)
Increase (decrease) over prior period	7%		(3)%
Percentage of revenues	62%	61%	62%	62%

The increase in cost of revenues during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily the result of increased volumes of domain names and digital certificates sold.  This was partially offset by the decrease in cost of revenues attributable to Electric Library subscription services and back-end registry services that were no longer incurred, as these assets were disposed of during 2002.

The decrease in cost of revenues during the nine months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily the result of cost of revenues attributable to Electric Library subscription services and back-end registry services that were no longer incurred as these assets were disposed of during 2002, being offset by the result of increased volumes of domain names and digital certificates sold.

Registry fees, the primary component of cost of revenues for domain name registrations, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees.  These fees are recognized ratably over the term of the registration on a basis consistent with the recognition of revenues from Tucows’ customers.

Network costs are expensed as they are incurred.  Tucows expects that communication and personnel costs will increase as its network expands geographically and network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Sales and marketing	$922,028	$926,098	$2,791,251	$2,831,851
Decrease over prior period	$(4,070)		$(40,600)
Decrease over prior period	(0)%		(1)%
Percentage of revenues	10%	10%	10%	10%

As a result of ongoing initiatives to improve customer service and expand Tucows sales reach, staff related, contractor and outside services costs increased by approximately $147,000 during the three months ended September 30, 2003 compared to the corresponding period in 2002.  This increase was offset by reduced costs of approximately $66,000 primarily related to media advertising and approximately $85,000 incurred in 2002 attributable to Electric Library subscription services.

The decrease in sales and marketing expenses for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily resulted from costs of approximately $337,000 no longer being incurred for the Electric Library subscriptions services and the back-end registry services assets that were sold during 2002 together with lower expenses related to media advertising and other promotional activities of approximately $175,000.  This was partly offset by an increase in people-related costs, including contractors, of approximately $386,000, and increased fees to ICANN of approximately $105,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Technical operations and development	$1,016,404	$866,061	$2,867,098	$2,883,770
Increase (decrease) over prior period	$150,343		$(16,672)
Increase (decrease) over prior period	17%		(1)%
Percentage of revenues	11%	10%	10%	10%

The increase of approximately $150,000 in technical operations and development expenses during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 resulted primarily from people-related costs, including contract and outside service costs increasing by approximately $223,000.  In addition, travel and other costs increased by approximately $10,000, and Tucows capitalized approximately $23,000 less costs of computer software developed or obtained for internal use in accordance with AICPA 98-1.  These increases were offset by costs of approximately $86,000 no longer being incurred for the Electric Library subscriptions services assets that were sold in August 2002.

The decrease of approximately $17,000 in technical operations and development expenses during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 resulted primarily from costs of approximately $500,000 no longer being incurred for the Electric Library subscriptions services assets that were sold in August 2002.  This decrease was partially offset by an increase in people-related costs, including contract and outside service costs of approximately $472,000 and travel and other costs increasing by approximately $11,000.

Tucows expects technical operations and development expenses to remain relatively static or to increase slightly, in absolute dollars, on a go forward basis, as its business continues to grow and the Company further develops its applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
General and administrative	$1,266,708	$1,444,629	$3,044,907	$3,631,082
Decrease over prior period	$(177,921)		$(586,175)
Decrease over prior period	(12)%		(16)%
Percentage of revenues	14%	16%	11%	13%

General and administrative expenses for the three months ended September 30, 2003 decreased principally as a result of a larger gain in foreign exchange, compared to the corresponding period in 2002, by approximately $491,000.  This gain was primarily achieved as a result of the impact of the forward foreign exchange contracts purchased in June 2002 that expire in December 2003.  The remaining forward exchange contracts will result in the net gain on change in fair value of forward contracts recognized to date, in the amount of approximately $316,000, being offset by charges against operations during this period.  In addition, costs of approximately $75,000 were no longer incurred during the three months ended September 30, 2003 for Electric Library subscription services and back-end registry services, as these assets were disposed of during 2002.  This was offset by higher net costs for payroll related costs, professional fees, credit card processing fees, bad debts, directors and officers’ liability insurance and other expenses of approximately $160,000.  In addition, as a result of a refund of approximately $197,000 received for State taxes during the quarter ended September 30, 2002, net State tax expense increased by approximately $229,000.

General and administrative expenses for the nine months ended September 30, 2003 decreased principally as a result of a larger gain in foreign exchange, compared to the corresponding period in 2002, by approximately $1.4 million.  This gain was primarily achieved as a result of the impact of the forward foreign exchange contracts purchased in June 2002 that expire in December 2003.  In addition, costs of approximately $584,000 were no longer incurred during the nine months ended September 30, 2003 for Electric Library subscription services and back-end registry services, as these assets were disposed of during 2002.  This was offset principally by higher professional fees, inclusive of approximately $567,000 pertaining to advice obtained in connection with the evaluation of strategic alternatives of approximately $1.023 million compared to the corresponding period in 2002.  During the period, Tucows also incurred higher net costs for payroll related costs, credit card processing fees, bad debts, directors and officers’ liability insurance and other expenses in the amount of approximately $156,000.  In addition, as a result of a refund of approximately $197,000 received for State taxes during the quarter ended September 30, 2002, net State tax expense increased by approximately $251,000.

Excluding the impact of the advice in connection with the evaluation of strategic alternatives in the amount of approximately $567,000 incurred during the quarter ended June 30, 2003, Tucows expects general and administrative expenses (in absolute dollars) to remain flat or increase slightly on a go forward basis as its business continues to grow.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Depreciation of property and equipment	$289,424	$378,913	$1,166,340	$2,273,587
Decrease over prior period	$(89,489)		$(1,107,247)
Decrease - percentage	(24)%		(49)%
Percentage of revenues	3%	4%	4%	8%

The decrease in depreciation for the three months and nine months ended September 30, 2003 compared to the corresponding periods in 2002 was primarily due to certain of Tucows older computer software being fully depreciated, as well as Electric Library subscription services and back-end registry services assets that were disposed of during 2002.

AMORTIZATION OF INTANGIBLE ASSETS

Intangible assets consist of amounts relating to the non-competition agreements entered into with the former owners of the Tucows Division of Tucows Interactive Limited, which were amortized on a straight-line basis over three years.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Amortization of intangible assets	$—	$—	$—	$222,222
Decrease over prior period	$—		$(222,222)
Decrease - percentage	—%		(100)%
Percentage of revenues	—%	—%	—%	1%

Intangible assets were fully amortized during the quarter ended June 30, 2002.

OTHER INCOME (EXPENSES), NET

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Other income (expenses), net	$165,998	$746,536	$1,094,384	$1,683,205
Decrease over prior period	$(580,538)		$(588,821)
Decrease - percentage	(78)%		(35)%
Percentage of revenues	2%	8%	4%	6%

In connection with the sale of its’ back-end registry management service assets, Tucows was entitled to earn contingent consideration of up to $1.0 million based on each name registered or renewed in the .org registry.  During the three months ended September 30, 2003, Tucows earned final royalty payments of approximately $128,000 from Afilias.  Tucows has now earned the full amount of this contingent consideration.

During the quarter ended September 30, 2002, Tucows sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopaedia.com to Alacritude.  Total consideration received consisted of cash proceeds of $500,000 (including an intellectual property license fee of $100,000) and a promissory note receivable of approximately $1.1 million.  This resulted in a gain of approximately $1.8 million.  As Tucows was accounting for the assets sold to Alacritude using a cost recovery method, Tucows had deferred approximately $1.1 million of the gain.  This was recorded on the balance sheet as deferred gain on disposition of Electric Library subscription assets, and was recognized when payment of the promissory note was received in October 2002.

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

Other income includes net interest income of approximately $38,000 and $21,000 for the three months ended September 30, 2003 and 2002, respectively, and net interest income of approximately $94,000 and $60,000 for the nine months ended September 30, 2003 and 2002, respectively.

INCOME TAXES

No provision for income taxes was recorded for the three months and nine months ended September 30, 2003 and 2002 because Tucows had operating losses to offset against its operating income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, Tucows principal source of liquidity was cash and cash equivalents of approximately $11.8 million as compared to approximately $8.8 million at December 31, 2002, an increase of approximately $3.0 million.  The cash and cash equivalents at September 30, 2003 represent an increase of approximately $700,000 over the approximately $11.1 million at June 30, 2003.

Net cash provided by operating activities was approximately $2.1 million for the nine months ended September 30, 2003, as compared to approximately $3.0 million for the nine months ended September 30, 2002.  Net cash provided by operating activities for the nine months ended September 30, 2003 resulted primarily from net income for the period and increases in deferred revenue (representing cash received in advance of provision of the services).  This was partially offset by an increase in prepaid domain name registry fees.  Net cash provided by operating activities for the nine months ended September 30, 2002 resulted primarily from net income for the period and a net increase in deferred revenue which was partially offset by the increases in prepaid domain name registry fees.

No financing activities were undertaken during the three or nine months ended September 30, 2003.  Net cash used in financing activities was approximately $66,000 and $111,000 for the three months and nine months ended September 30, 2002, relating to repayments of capital lease obligations.

Net cash provided by investing activities was approximately $894,000 for the nine months ended September 30, 2003.  This was primarily comprised of the proceeds of $1.0 million, being the contingent consideration of up to $1.0 million that Tucows was eligible to earn in connection with its sale of Liberty RMS, based on royalties for each name registered or renewed in the .org registry.  In addition, approximately $675,000 of term deposits, being margin security against forward foreign exchange contracts, matured during the period.  These proceeds were partially offset by cash used for the purchase of property and equipment of approximately $781,000.  For the nine months ended September 30, 2002, net cash used in investing activities was approximately $310,000.  This was primarily the result of investing in term deposits in the amount of approximately $1.1 million, being margin security against forward foreign exchange contracts, the purchase of property and equipment of approximately $609,000 and proceeds of approximately $31,000 received on the disposition of Eklektix, Inc.  This was offset by proceeds on the disposal of Electric Library subscription assets and Liberty RMS of approximately $1.4 million.

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

Tucows has a history of losses and although it was profitable and cash flow positive for the quarter ended September 30, 2003, it cannot assure you that it will be able to sustain profitability or positive cash flow.

Although Tucows was cash flow positive from operations by approximately $576,000 and achieved profitability of approximately $179,000 for the quarter ended September 30, 2003, this profitability was primarily achieved by Tucows recording the final payment of approximately $128,000, being the contingent consideration of up to $1.0 million that Tucows was eligible to earn in connection with its sale of Liberty RMS, based on royalties for each name registered or renewed in the ..org registry.

Tucows anticipates that its operating expenses will increase.  If an increase in operating expenses is not accompanied by a corresponding increase in revenues, Tucows operating results will suffer, particularly as most of Tucows revenue is recorded as deferred revenue, which is then recognized ratably over the term of the service, while many of Tucows operating expenses are expensed in full when incurred.  Accordingly, although Tucows was profitable and had positive cash flow from operations for the year ended December 31, 2002 and the quarters ended March 31, June 30, 2003 and September 30, 2003, it cannot assure you that it will be able to sustain or increase its profitability or cash flow in the future.

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

Before 1999, Network Solutions, which is now a part of VeriSign, managed the domain name registration system for the ..com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system.  ICANN has been subject to strict scrutiny by the public and by the government.  For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains.  In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN’s president recently recommended a restructuring of the organization to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. Tucows continues to face the risks that:

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

Tucows faces significant competition from VeriSign as Tucows seeks to increase its revenue from domain name registration services.  Tucows also faces competition from the continued introduction of registrars into the domain name registration industry.  As of September 30, 2003, ICANN had accredited 174 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational.  The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share.  Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.  Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market.  As a result, Tucows may not be able to compete effectively.

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

Increasing competition in the domain name registration industry could force Tucows to reduce its prices for its core products and services, which would negatively impact our results of operations.

Tucows recognized lower revenues from domain name registrations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, which was due in part to lower number of domain names registered and in part to lower average prices for those names.  Some of Tucows competitors offer domain name registration services at a wholesale price level minimally above the $6 registry fee for .com, .net and .org domains.  Other competitors have lower pricing or have reduced and may continue to reduce their pricing for domain name registrations, renewals and transfers both for short-term promotions and on a permanent basis.  Some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive. Further, some competitors have, in the past, offered domain name registrations for free, deriving their revenues from other sources. In response to increasing competition in the domain name registration industry, Tucows may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices it charges for its core domain name registration and related products and services, especially if its competitors who charge these reduced fees are able to maintain customer service comparable to Tucows.  Reducing the prices Tucows charges for domain name registration services in order to remain competitive could materially adversely affect Tucows’ business, financial position and results of operations.

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

While no customer accounted for more than 5% of Tucows booked revenues in the first nine months of 2003, approximately 60 resellers account for approximately 50% of Tucows’ transaction volume and approximately 80 resellers account for approximately 50% of Tucows’ cash bookings.  Tucows does not expect any customer to account for more than 10% of cash revenues in 2003.  If Tucows loses and is unable to replace any major customers, Tucows’ cash revenues will decline.

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

If Tucows’ customers do not find its expanded product and service offerings appealing, or if Tucows fails to establish itself as a reliable source for these products and services, Tucows may remain dependent on domain name registrations as a primary source of revenue and its net revenues may fall below anticipated levels.

A key part of Tucows, long-term strategy is to diversify its revenue base by offering value-added products and services. Although, the company has recently experienced increased sales for other products and services such as email and web certificates, its efforts to date have not resulted in substantial diversification.

Tucows’ primary business, domain name registration services, generated 93% of the company’s net revenues during the nine months ended September 30, 2003. Tucows cannot assure you that it will be able to attain the market’s confidence as a reliable provider of products and services outside of its core business. If, over time, Tucows fails to offer products and services that meet its customers’ needs and that are competitive with those offered in the marketplace, or its customers elect not to purchase its products and services, Tucows’ anticipated net revenues may fall below expectations, it may not generate sufficient revenue to offset the related costs and it will remain dependent on domain name registrations as its primary source of revenue. Tucows’ inability to successfully diversify its revenue base from domain name registrations could, together with a decline in that market, materially adversely affect its business, financial condition and results of operations.

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

Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars.  Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition, and results from operations.  In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar.  Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure.  At September 30, 2003, Tucows had $2.25 million in notional forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at an average rate of 1.543 which expire on various dates to December 31, 2003.

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

On November 28, 2001, President Bush signed the Internet Tax Non-discrimination Act, which limits the ability of the states to impose taxes on Internet-based transactions.  While this legislation provides significant benefits to Internet-based businesses, it expired on November 1, 2003.  There is currently a bill pending before the Senate that would permanently extend the Internet tax moratorium.  If this bill is not passed, or if this legislation is not otherwise renewed, it would allow various states to impose taxes on Internet-based commerce.  The imposition of such taxes, which may be heavily lobbied for by states, many of which face increasing budget deficits, could materially adversely affect Tucows business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tucows develops products in Canada and sells these products in North America and Europe.  Tucows’ sales are primarily made in United States dollars.  Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments.  Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at September 30, 2003.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars.  Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure.  These contracts, entered into in June 2002, have a remaining hedging period of three months.

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

The impact of the change in fair value of foreign exchange forward contracts was a net loss of approximately $308,000 for the three months ended September 30, 2003 and a net gain of approximately $576,000 for the nine months ended September 30, 2003, which is reflected on the consolidated statements of operations in general and administrative expenses.  As of September 30, 2003, Tucows had outstanding foreign currency forward contracts totaling $2.25 million with an average exchange of US$1.00 to CDN$1.5430

Item 4. Controls and Procedures

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

Since August 14, 2003, the date of the filing of Tucows’ Form 10-Q for the quarter ending June 30, 2003, there have been no new material legal proceedings involving Tucows.  Tucows has settled its dispute with Worldcom, Inc., as discussed in the Company’s Form 10-K for the year ended December 31, 2002, and the matter has been formally dismissed.

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

(b)                                 Reports on Form 8-K.

Form 8-K furnished on August 6, 2003 under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to Tucows’ performance in the second quarter of 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements