Form 10-K
period 2003-12-31
TUCOWS INC /PA/
filed 2004-03-23
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-28284

Tucows Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2707366 (I.R.S. Employer Identification No.)
96 Mowat Avenue Toronto, Ontario, Canada (Address of Principal Executive Offices)	M6K 3M1 (Zip Code)

Registrant's telephone number, including area code: (416) 535-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable

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

        As of June 30, 2003, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the OTC Bulletin Board maintained by Nasdaq on such date was $20 million (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

        The number of shares of the registrant's Common Stock outstanding as of the close of business on March 18, 2004 was 64,839,717.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement of Tucows Inc. to be used in connection with the 2004 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

Forward-Looking Statements

        This Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition Tucows expects to encounter as its business develops and competes in a broad range of Internet services, the effectiveness of Tucows' intellectual property protection, including its ability to license proprietary rights to network partners and to register additional trademarks and service marks, Tucows' belief that the market for domain name registration will trend upward gradually and Tucows' belief that by increasing the number of applications and services it offers, it will be able to generate higher revenues. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below. This list of factors that may affect Tucows' future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to Tucows as of the date of this document, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

PART I

ITEM 1.    BUSINESS

Overview

        Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 resellers in over 100 countries. Tucows generates revenue primarily through the provision of domain name registration and other Internet services to resellers who offer such services to their own customers. These resellers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies (collectively referred to as "Service Providers") that typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the end-user. In addition to domain name registration services, Tucows currently provides security and identity services (through digital certificates), email services, managed domain name system or "DNS" and plans to introduce a number of additional Internet services in the future. Tucows' distributes its services to resellers using its Open Shared Reseller System, or "OpenSRS" platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows' services to their end-users. Tucows' provides its services on either a wholesale or private label basis, allowing Service Providers to deal directly with their own end-user customers. By using Tucows' services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies.

        Tucows' goal is to leverage its global distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis.

        In addition to generating revenue through the provision of domain name registration and other Internet services, Tucows' generates advertising and other revenue through its online libraries of shareware, freeware and online services available at its web site www.tucows.com. Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution. Software developers use Tucows' Author Resource Center to submit their products for inclusion in the Tucows libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis. The libraries are available to end-users around the world via Tucows' internet facilities and via a global network of internet service companies who elect to mirror the Tucows libraries locally. Tucows also generates revenue from companies who contract with it to provide them with co-branded content and customized search agent services using Tucow's Sleuth technologies.

Industry Background

  Emergence of the Internet Services Industry

        The Internet has emerged as a global medium, enabling millions of people to share information, communicate, and conduct business electronically. The growth in Internet users combined with its extensive reach has created a powerful channel for conducting commerce, marketing and advertising. This growth of Internet usage in general, and, specifically, for electronic commerce ("e-commerce" or "e-business") provides significant opportunities for organizations of all types and sizes to improve operational efficiencies and generate additional revenues through the use of Internet channels. The Internet, however, has given rise to additional competitive pressures due to shifting and increasingly diversified supplier and consumer demands. These pressures are leading organizations to adopt new Internet based business models, requiring the use of a wide array of e-business applications and services that perform a variety of vital functions, including:

  •
  access to the Internet;

  •
  domain name registration;

  •
  high performance web hosting and server hosting facilities;

  •
  email and other advanced messaging, or groupware, applications; and

  •
  e-commerce enabling applications.

        Tucows refers to businesses that provide these applications and services as Service Providers. These businesses often operate as:

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

  •
  domain name Service Providers, who facilitate domain name registrations in .com, .net, .org, .info, .biz, .name and country code domains;

  •
  value-added Service Providers of internal and external networks, which are typically consultants that assist companies with systems management, application procurement, installation, maintenance and training; and

  •
  original equipment manufacturers of network servers and appliances.

        Service Providers typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the Internet end-user. End-users can range from individuals to large corporations. Service Providers tend to specialize in one particular application or service. Once a Service Provider has secured an end-user as a customer by providing excellent service in one area of specialty, it has an opportunity to provide this customer with additional applications and services. In most cases, end-users will contact Service Providers first when they seek to learn more about, or to purchase, additional applications and services. Providing a range of applications and services to end-users creates stronger relationships between Service Providers and end-users, increases the costs of switching to another Service Provider and leads to increased revenues per end-user. The relationship between Service Providers and end-users typically involves the payment of recurring fees, which results in end-users being more receptive to purchasing additional applications and services.

  Trend Towards Outsourcing

        While Service Providers are capitalizing on the growth in Internet usage and the demand for new e-business applications and services, they also face significant competition from numerous other Service Providers offering similar applications and services. This has led to a greater focus on core competencies, as Service Providers are increasingly seeking to outsource non-core applications and services that they provide to their end-users. Outsourcing enables these Service Providers to focus better on their customer acquisition and retention efforts by eliminating the need to own, develop and support non-core applications in-house.

  Domain Name Registration Background

        The Internet domain name registration system is comprised of two principal components: the registry and the registrar. The registry maintains the database that contains the domain names registered in the top level domains, or "TLDs", and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

        The domain name system is organized according to industry custom by levels, so that, for example, in the domain name mybrand.com,.com is the top level domain and mybrand is the second level domain. Top level domains are classified as either generic, or "gTLDs", or country code, or "ccTLDs". The gTLDs from which Tucows is currently accepting registrations are .com, .net, .org, ..info, .biz and .name.

        There are over 300 different ccTLDs, such as .us for the United States, .ca for Canada, .cn for China, .co.uk and .org.uk for the United Kingdom and .jp for Japan, representing over 240 countries. Each registry for country code domain names is responsible for maintaining and operating its own database of registered domain names. Some country code domains are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that prospective registrants have a local presence in the country to be able to register domain names in that country. While there have been movements directed at creating uniform domain name registration rules and registrar administration guidelines, there has been no international uniformity.

        From January 1993 until April 1999, Network Solutions (which was acquired by VeriSign, Inc. ("VeriSign") in June 2000), was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the .com, .net and .org top level domains. VeriSign continues to act as sole registry for the .com and .net domains, maintaining the files in the shared registration system for these domains and the directory databases listing these domain names and their numerical Internet protocol addresses. In November 2003, VeriSign sold its Network Solutions domain name registrar business to the Pivotal Private Equity Group.

        In October 1998, the Department of Commerce called for the formation of a non-profit corporation to oversee the management of the .com, .net and .org domains and in November 1998 appointed the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, as this non-profit corporation. In January 2000, Tucows began operations as an ICANN accredited registrar and began to register domain names in the .com, .net and .org domains. As of March 1, 2004, there were 191 ICANN-accredited registrars.

  Growth in Domain Name Registrations

        Because end-users typically require a domain name to receive, enhance or better personalize their use of new e-business applications and services, it is critical that Service Providers provide domain name registration and related support services. Tucows believes that, despite volatility induced by economic recession, the market for domain name registrations will continue to trend upward gradually because of the continuing growth of and convergence to the Internet and the development of the domain name registration industry, including the introduction of new gTLDs. This growth will be driven primarily by:

  •
  Individuals. As more people begin to use the Internet and as online activities become a greater part of family communications and identities, individuals will want to establish their own unique presence on the Internet;

  •
  Organizations. Because of the significant growth in e-commerce and the increasing focus on the global promotion and protection of their identities, organizations will continue to be significant users of domain name registration services;

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

        Further, organizations use domain names for a number of distinct purposes including promoting:

  •
  Products and Services. Registering products and services as domains and establishing Internet identities related to particular products and services, which are key components of a promotional, marketing and brand protection strategy;

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

  The Need for a Dedicated Outsourcing Solution

        Offering e-business applications and services such as domain name registration is a complex technological challenge. Historically, Service Providers would need to build proprietary, in-house systems or source applications and services from a fragmented array of third party providers. The ability to offer a large number of disparate services requires:

  •
  tracking of administration, billing and usage;

  •
  integrating information and functionality from multiple sources;

  •
  delivering content, applications and services in a robust, scalable and efficient manner;

  •
  implementing and managing these services with a sufficient level of technical human resources; and

  •
  ensuring system reliability and redundancy.

        Tucows believes that Service Providers will continue to seek a reliable, trustworthy and comprehensive source to deliver many of these applications and services.

Tucows' Solution

        Tucows manages an Internet-based distribution network through which Tucows delivers business applications and services and digital software content to a network of more than 6,000 Service Providers in over 100 countries. Tucows' services are designed to allow Service Providers to:

  •
  provide a higher level of customer service and performance,

  •
  enhance revenue per customer through offering additional products and services,

  •
  avoid the costs and complexities of building in-house systems, and

  •
  focus on their customer acquisition and retention strategies.

        Tucows believes that its services to Service Providers offer the following benefits:

  An Attractive Outsourcing Proposition

        Applications and services distributed by Tucows allow its Service Providers to focus on customer acquisition and retention while avoiding the expenditure of capital and human resources to develop, implement and maintain hardware and software systems extraneous to their core businesses. Tucows' services simplify product integration and administration for its Service Providers and provide them with economically feasible applications. Tucows provides domain name registration services, digital certificates and other Internet services on a generic basis that allows its Service Providers to private label these services and interact directly with their clientele, thus strengthening the Service Providers relationships and enhancing the Service Providers brand. Tucows also acts as the technical and administrative intermediary with domain regulators and provides input on domain policy on behalf of its Service Providers.

  Ease of Integration and Support

        Tucows' OpenSRS software system operates using open source principles. "Open source" is an industry term used to indicate a permissive software license that allows the recipient to use the software for any purpose, view the operating source code for the software, make modifications to this source code, distribute and retain legal rights to any modifications. The open source methodology provides the following benefits to Tucows and its Service Providers:

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

  Experience in Focusing on Solutions for Service Providers

        Tucows focuses on the challenges facing its Service Providers as they compete to attract and retain their clients. For example, the OpenSRS domain name registration system was developed to provide a cost-efficient, reliable and generic domain name registration system. Its expanded operational capabilities now enable Tucows' clients to attract and retain their customers with the sale of additional applications and services, such as web certificates. Tucows has also developed a system that avoids bottle-necks and disruptions when downloading information on the Internet by locating software libraries closer to end-users on its Service Providers' networks.

  Global Reach

        By working directly with a global customer base, Tucows has acquired experience that enables it to manage a number of regional challenges, including language differences, local regulations and process requirements, privacy legislation and payment regulations. Tucows supports Service Providers located in over 100 countries.

Tucows' Strategy

        Tucows' objective is to leverage its global sales and distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis. The key elements of its strategy include:

  Continue the Private Label Focus

        Tucows plans to continue to offer its Internet applications and services to its Service Providers on a wholesale, or private label, basis. Tucows believes that its Service Provider customers view it as a partner, rather than as a competitor, for providing applications and services to end-users. Tucows focuses on addressing its Service Provider customers' technical requirements and business objectives and on providing applications and services that Service Providers require to grow their businesses. Tucows is dedicated to providing a high degree of flexibility to its Service Providers' end-users by offering products and services from a wide variety of third party providers in any given application category. By delivering applications and services on a private label basis, Tucows avoids the high marketing costs typically related to building a brand on the Internet. Tucows uses its Service Providers' marketing efforts and allows them to maintain their relationships with and promote their brands to their end-users. Tucows has built its business and its brand, through use and reputation, not marketing and public relations.

  Continue to Use Network Effects

        Tucows believes that the growth of its customer base and the growth of the range of applications and services it distributes will be interrelated. As the number of Service Providers in Tucows' network increases, Tucows believes that it will be able to distribute applications and services to a larger number of end-users, which will make it more attractive for third parties to provide applications and services to Tucows for distribution. In turn, as Tucows acquires more applications and services for distribution, there will be more incentive for Service Providers to become part of the Tucows network.

  Capitalize on Additional Revenue Opportunities

        By increasing the number of applications and services Tucows offers and by promoting them to its Service Providers, Tucows believes that it will be able to generate higher revenues from its customers. Tucows provides domain name registration services, software distribution services, web certificates, advertising and co-branding services and search and reference sites. To create further opportunities for revenue growth, Tucows also intends to offer, generally on an outsourced, private label basis from one integrated interface:

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

  •
  Messaging products, including web based and regular email and integration with offline messaging; and

  •
  Payment processing, allowing Tucows' Service Providers to receive money from end-users in a much more seamless fashion, especially internationally.

        To provide a full range of features and performance capabilities in its product categories, Tucows intends to offer services from numerous third party providers. This allows its Service Providers to provide their end-users with the ability to choose the products and services that are best suited to their individual needs.

  Build Strategic Alliances

        Tucows intends to continue developing strategic alliances to expand its product offerings, extend its platform and increase its sales. For example, Tucows has entered into a strategic relationship with GeoTrust, Inc. ("GeoTrust") to provide security products such as secure e-commerce transactions, identity verification and trust authentication services designed specifically for small and medium-sized businesses doing business online. Tucows has also entered into a strategic relationship with Stalker Software Inc. and licensed Stalker's Communigate Pro software to provide private labeled email services to resellers.

Tucows' Products and Services

        Tucows offers its applications and services to its network of Service Providers and directly to end-users. Tucows principal applications and services include domain name registration services, digital certificate delivery and digital content distribution. Tucows also continues to operate its Newshub web site as well as offer its Sleuth search technology to the market. However, these products are not material to Tucows' operations.

  Domain Name Registration Services

        Tucows offers wholesale and retail domain name registration services for numerous gTLDs and ccTLDs. Key components of Tucows' domain name registration services include:

  •
  OpenSRS. Tucows' wholesale service is designed to enable Service Providers to register domain names for their end-users. Pricing is based on a per name, per year charge. Tucows imposes no restrictions on the prices charged by Tucows' clients to their customers;

  •
  Domain Direct—www.domaindirect.com. Tucows' retail domain name registration service is designed to enable consumers to establish an Internet presence using Domain Direct's Domain Control Panel. Included in the service are tools for domain name registration, personalized email addresses, domain forwarding and web hosting that allow customers to register, develop, use and manage their web sites; and

  •
  Hosted Registrar Services. A service that allows ICANN accredited registrars to use Tucows' technical systems to process domain name registrations. Hosted registrar services enable registrars to use a proven system without incurring the costs of building their own technical infrastructure. Hosted registrar services also include professional service elements, including custom development, data management and systems administration.

  Digital Certificate Delivery

        Tucows has entered into a partnership with GeoTrust to provide Tucows' Service Providers with the ability to purchase security products such as secure e-commerce transactions, identity verification and trust authentication services through the OpenSRS system. Digital certificates authenticate identities over the Internet and secure transactions between buyers and merchants. Tucows offers these services exclusively to its Service Providers on a private label basis so that they may involve their brands in selling security products to their end-users, which is especially important in a trust-related service such as digital certificates.

  Digital Content Distribution

        Tucows distributes software and other digital content both directly to customers and through its accelerated content delivery network. Tucows' digital content distribution services include:

  •
  Tucows' web site, www.tucows.com, which is designed to provide customers with fast access to Tucows' extensive libraries of software and digital content. Primary navigation is designed around users selecting the libraries of interest to them, such as Windows or Linux. There are eight main libraries containing a total of over 36,000 titles. Each software title in Tucows' library is reviewed, virus-tested and rated on a scale of one to five. Revenue is produced from the Tucows web site through advertising and co-branding agreements;

  •
  Tucows accelerated content delivery network which sends Tucows' software and digital content libraries to its Service Providers' networks, which are the initial access points where their end-users connect to the Internet. Tucows has entered into relationships with over 1,000 partners around the world. Each partner that agrees to use the accelerated content delivery network is expected to download the content libraries it offers at least once a day. Advantages of this service include:

  •
  Bandwidth Savings and Faster Downloads. Having Tucows' software libraries on its Service Providers' local networks conserves Internet bandwidth and reduces the Service Providers' bandwidth costs. Because traffic from the subscriber base remains local to the Service Providers' network, customers receive a faster download; and

    •
    Flexible and Customizable. Tucows enables content providers to choose from among a broad range of software libraries so that they are able to customize their offerings to best satisfy local interests.

  •
  Tucows Rating System. Each software title offered by Tucows is reviewed by Tucows' editorial staff, allowing Service Providers' end-users to sort through the huge range of alternative software titles available to them in any given category; and

  •
  Tucows Author Resource Center, or ARC. ARC provides software developers who rely on Tucows as a primary source of distribution with the tools to both manage and promote their software on the Tucows web site through advertising services, including keyword search placements, banners, promotional placements, expedited reviews and premium data services to Tucows' large, technologically sophisticated audience. The advertising sales business model is based on both the audience cost-per-thousand variable and the cost-per-click-through variable.

Customer Support

        Tucows seeks to provide superior customer service by anticipating the technical requirements and business objectives of its Service Providers. Tucows also provides its Service Providers with technical advice to help them understand how Tucows' applications and services can be customized for their particular needs. Service Providers may contact Tucows by email or Tucows toll-free telephone number. A library of frequently asked questions and answers is made available to all Service Providers through Tucows' web site.

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

        Tucows also uses its own online discussion forums to communicate with its Service Providers. These forums have been used to discuss:

  •
  suggestions or feedback on new features;

  •
  marketing promotions;

  •
  domain policy positions; and

  •
  negotiation of agreements.

        These forums are open to the public, which increases the level of scrutiny Tucows faces and the standard to which it is held. This, in turn, produces credibility with the Service Providers. Problems are raised that are often solved by other customers who have faced similar situations. This greatly increases the speed and breadth of response the customer is able to receive in a cost effective manner.

Technology and Infrastructure

        Tucows employs advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary software and platform infrastructure. Tucows' OpenSRS platform provides the technical infrastructure that allows its Service Providers to provide Internet services to their customers without having to make substantial investments in their own software or hardware. In 2000, Tucows used the OpenSRS platform primarily to provide domain name registration services. Since then, a number of significant enhancements and architectural changes have been made to the OpenSRS platform to extend its capabilities to provide additional Internet services such as security and identity products and email. In addition, Tucows extends the functionality offered by its

OpenSRS platform to other ICANN-accredited registrars to register domain names under their own registrar tag.

        The key components of Tucows' transactional platform include:

  •
  Tucows' OpenSRS Server. This system acts as an interface between third party suppliers, including VeriSign's global registry service, GeoTrust, Afilias and NeuLevel and Tucows' Service Providers. This is the component of the platform through which all Service Providers provide services and complete transactions. It allows Service Providers and their customers to add, delete, change and transfer domain names and other Internet services in an automated fashion.

    The OpenSRS server also provides Tucows' Service Providers with a comprehensive set of tools to allow them to easily administer and manage the domain names of their clients, the registrants. These tools are accessible by Tucows' Service Providers through the Internet and enable them to monitor domain name registrations as they occur, and perform other administrative functions. The tools also allow Tucows' Service Providers to efficiently manage a large number of domain names belonging to a single registrant. For example, the administrative contact for a large number of domain names can be changed using a single screen.

    The OpenSRS server also facilitates country code top level domains and multilingual domains, including the ability to process the different communication protocols, price points, taxes and policies of the various top level domains.

  •
  Tucows OpenSRS Client. Resellers access the OpenSRS server either through a web interface, through the Application Program Interface, or "API" or by running the open source Tucows client code on their servers. The end-user accesses the resellers' systems, which then uses one of the above methods, to interface with Tucows OpenSRS to complete the transaction. The client-server environment allows resellers and registrants to add, renew, transfer and manage the domain names they own. In addition, resellers can also perform administration and reporting for all domain names that were registered through them. Detailed reporting is available for the resellers to efficiently manage their portfolio and the open source nature of the OpenSRS client allows resellers to easily integrate the client code into their billing, payment and other administrative systems.

  Digital Content Distribution Network Architecture

        Tucows manages an extensive network for distributing software and other digital content using proprietary software and standard hardware. The key elements of the accelerated content delivery network include main hubs that Tucows owns and servers that are owned by Service Providers located at their facilities. Bandwidth and update times are minimized by utilizing mirroring software that sends compressed and incremental updates to Tucows' mirrors which results in Tucows' mirror sites being able to keep their libraries more current and provide Service Providers customers with fresher content. As of December 31, 2003, Tucows network reached over 1,000 servers in approximately 100 countries.

Competition

        The market for Internet services including domain name registrations, software and content distribution, content notification and search and reference sites and other e-business services is rapidly evolving and highly competitive. Tucows' competition may be divided into groups consisting of:

  •
  other domain name registrars who market private label offerings to Service Providers;

  •
  domain name registrars who market domain names primarily on a retail basis, such as Network Solutions, Register.com and GoDaddy, and who compete with Tucows' Service Providers for end-users;

  •
  providers of content and services to web sites and Service Providers, such as Openwave, and Critical Path;

  •
  providers of software downloads and other open source related content, such as CNET;

  •
  major technology providers, such as Cisco Systems, IBM, Intel and Nortel Networks;

  •
  Internet portals, such as AOL and Yahoo; and

  •
  telecommunications, cable and wireless companies.

        Tucows expects to experience significant competition from the companies identified above, and, as its business develops and Tucows competes in an increasingly broad range of e-business services, Tucows expects to encounter competition from other providers of Internet services. Internet service providers, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their service offerings to include outsourced domain name registrations and other e-business solutions.

        Tucows believes that the primary competitive factors in its domain name registration and digital content distribution businesses are:

  •
  providing cost savings over in-house solutions by relieving customers of expenses of acquiring and maintaining hardware and software and the associated administrative burden;

  •
  providing greater functionality and access to e-business applications and services, which in turn enables Service Providers to choose the application that best suit their end-users' needs;

  •
  enabling Service Providers to maintain their relationships with their end-users; and

  •
  facilitating scalability through an infrastructure designed to support millions of transactions across millions of end-users.

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

U.S. Government Regulation of Domain Names

        The Internet domain name registration system is comprised of two principal functions: registry and registrar. The registry maintains the database that contains the domain names registered in the top level domains and their corresponding Internet protocol addresses. The registrar acts as an intermediary between the registry and individuals and businesses, referred to as registrants, seeking to register domain names.

        Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions, was authorized to act as the sole registry and sole registrar for domain names in the.com,.net and.org, top level domains. In October 1998, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies about, domain names in the.com,.net and.org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names in these domains based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

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

        Additionally, there have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names. To help protect itself from liability in the face of these ongoing legal developments, Tucows has taken the following precautions:

  •
  Tucows' standard registration agreement requires that each registrant indemnify, defend and hold Tucows harmless for any dispute arising from the registration or use of a domain name registered in that person's name; and

  •
  since December 1, 1999, Tucows has required its Service Providers to ensure that all registrants are bound to the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

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

Employees

        Tucows believe that one of its strengths is the quality and dedication of its people and the shared sense of being part of a team. Tucows strives to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among its employees. As of December 31, 2003, Tucows had approximately 140 full time employees.

Executive Officers of the Registrant

        The following table sets forth specific information regarding Tucows' executive officers as of March 23, 2004.

Name	Age	Position(s)
Elliot Noss	41	President and Chief Executive Officer
Michael Cooperman	52	Chief Financial Officer
Supriyo Sen	57	Chief Technology Officer
David Woroch	41	Vice President Sales

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

        David Woroch has served as Tucows' vice president sales since July 2001. From March 2000 to July 2001, Mr. Woroch served as Tucows director of sales for North America. Before joining Tucows, Mr. Woroch spent 13 years at IBM Canada in a variety of roles including sales, marketing, finance and strategic planning.

Risk Factors

        Tucows' business faces significant risks. Some of the following risks relate principally to Tucows business and the industry and statutory and regulatory environment in which Tucows operates. Other risks relate principally to the securities markets and ownership of Tucows stock. The risks described below may not be the only risks Tucows faces. Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in the following risk factors actually occur, Tucows' business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Risks Related to Tucows' Business and Industry

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from other competitive registrars.

        Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the.com,.net and.org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. In addition to Network Solutions, Tucows faces significant competition from other existing registrars and the continued introduction of new registrars in the domain name registration industry. As of March 1, 2004, ICANN had accredited 191 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational. The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows. Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market. As a result, Tucows may not be able to compete effectively.

        The market for domain name registration continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position. The VeriSign registry charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows' competitors offer registration services at a price level minimally above the $6 VeriSign registry fee for each domain name registered in the.com and.net registry. Other competitors, have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis. Tucows' competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

        As Tucows' business model is premised upon selling multiple services through its reseller channel, Tucows has competed aggressively to attract new clients and retain existing customers. As a result of these actions, Tucows' average selling prices have fallen and Tucows may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices it charges for its core domain name registration and related products and services, especially if its competitors who charge these reduced fees are able to maintain customer service comparable to Tucows. Given the volatile nature of this market place, it is difficult to predict whether Tucows average selling prices will continue to decline. If Tucows continues to reduce its prices in order to remain competitive this could materially adversely affect Tucows' business, financial position and results of operations.

If the growth rate of the market for new domain names remains flat or declines, Tucows' net revenue from registrations may fall below anticipated levels.

        Demand for renewals and new registrations under .com, .net, .org and other top level domains grew moderately in 2003. According to VeriSign, the total number of registrations under .com and .net grew by 4.6 million in 2003. Tucows does not expect demand for new domain name registrations to return to the high levels experienced in 2000 and 2001. If the market for new domain name registrations declines, it would restrict the growth of Tucows' domain name registration business and its revenues may decline.

If Tucows is unable to improve its sales of existing gTLDs, improve its renewal rate or generate alternate revenue streams, its business, financial condition and results of operations could be materially adversely affected.

        Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of.com registrations, the introduction of new gTLDs has contributed to Tucows revenues. Tucows does not currently anticipate the introduction of any additional commercial gTLDs in the near future that would materially affect its revenues. As a result, in order to grow its revenues Tucows needs to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Tucows business and results of operations could be materially adversely affected if the market for existing gTLDs does not develop, additional new top level domains are not introduced or if substantial numbers of its customers turn to other registrars for their registration needs.

Tucows relies on its network of resellers to renew their domain name registrations through Tucows and to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

        The growth of Tucows' business depends, among other things, on its reseller's renewal of their customers' domain name registrations through Tucows. Resellers may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names. If resellers decide, for any reason, not to renew their registrations through Tucows, revenues from domain name registrations will decrease.

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

A significant portion of Tucows' bookings is obtained from a limited number of resellers, and the loss of any major customers could cause Tucows' bookings to decline.

        While no customer accounted for more than 10% of Tucows billed revenues in the year ended December 31, 2003, approximately 50 resellers account for approximately 50% of Tucows' transaction volume and approximately 80 resellers account for approximately 50% of Tucows' billed revenue. Tucows does not expect any customer to account for more than 10% of billed revenues in 2004. If Tucows loses and is unable to replace any major customers, Tucows' billed revenues will decline.

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

If Tucows' cannot obtain or develop additional applications and services or its customers do not find any expanded product and service offerings appealing, or if Tucows fails to establish itself as a reliable source for these products and services, Tucows may remain dependent on domain name registrations as a primary source of revenue and its net revenues may fall below anticipated levels.

        A key part of Tucows, long-term strategy is to diversify its revenue base by offering its resellers additional value-added products and services that address their evolving business needs. Although, Tucows has recently experienced increased sales for new products and services such as email and web certificates, its efforts to date have not resulted in substantial diversification. Tucows cannot be sure that it will be able to license new applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline, and sales of its services may suffer as resellers turn to alternate providers that are able to more fully supply their business needs.

        Tucows' primary business, domain name registration services, generated 94% of the company's net revenues during the year ended December 31, 2003. Tucows cannot assure you that it will be able to attain the market's confidence as a reliable provider of products and services outside of its core business. If, over time, Tucows fails to offer products and services that meet its customers' needs and that are competitive with those offered in the marketplace, or its customers elect not to purchase its products and services, Tucows' anticipated net revenues may fall below expectations, it may not generate sufficient revenue to offset the related costs and it will remain dependent on domain name registrations as its primary source of revenue. Tucows' inability to diversify successfully its revenue base from domain name registrations could, together with a decline in that market, materially adversely affect its business, financial condition and results of operations.

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

        Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows' operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows' business, financial condition, and results from operations. In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar. Tucows' policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure. At December 31, 2003, Tucows had a notional $2.65 million in forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at rates of between 1.3064 and 1.3106, which expire on various dates to March 31, 2004.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

        A substantial majority of Tucows revenues originate from online credit card transactions. Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association's rules, additional penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on Tucows credit card processor by the association, and under Tucows contract with its processor, Tucows is required to reimburse it for such penalties. Tucows current level of fraud protection is ranking its fraudulent and disputed credit card transaction history within the guidelines established by the credit card associations. However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

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

Current world events and economic trends may have a negative impact on Tucows' sales.

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

        Tucows' quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of Tucows' control. Tucows' quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

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

  •
  the number and significance of service enhancements and new service and technology announcements by Tucows' competitors;

  •
  Tucows' ability to identify, develop, deliver, and introduce in a timely manner new and enhanced versions of its current service offerings which anticipate market demand and address customer needs;

  •
  changes in foreign currency exchange rates and issues relating to the conversion to the Canadian dollar;

  •
  interruptions in Tucows' services;

  •
  seasonality of the markets and businesses of Tucows' customers;

  •
  news relating to Tucows' industry as a whole; and

  •
  Tucows' ability to enforce its intellectual property rights.

        Tucows operating expenses may increase. Tucows bases its operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. Tucows intends to continue its efforts to control discretionary spending; however, Tucows will continue to selectively incur expenditures in areas that it believes will strengthen its position in the marketplace. If Tucows does not meet revenue goals, it may not be able to meet reduced operating expense levels and its operating results will suffer. It is possible that in one or more future quarters, Tucows operating results may be below Tucows' expectations and the expectations of public market analysts and investors. In that event, the price of Tucows common stock may fall.

Risks Related to the Internet and Tucows' Technology

Tucows business could be materially harmed if the administration and operation of the Internet no longer relies upon the existing domain name system.

        The domain name registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. Some of Tucows' competitors have begun registering domain names with extensions that rely on such alternate systems. These competitors are not subject to ICANN accreditation requirements and restrictions. Other competitors have attempted to introduce naming systems that use keywords rather than traditional domain names. The widespread acceptance of any alternative systems could eliminate the need to register a domain name to establish an online presence and could materially adversely affect Tucows' business, financial condition and results of operations.

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

        Many users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. Users might circumvent the measures Tucows takes to protect customers' private and confidential information, such as credit card numbers. Security breaches could damage Tucows' reputation and expose it to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes. Tucows may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches. In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. The federal government has enacted legislation protecting the privacy of consumers' nonpublic personal information. Tucows cannot guarantee that its current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Tucows' failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require Tucows to change the way it conducts business or an investigation of Tucows privacy practices could increase the costs of operating Tucows' business.

Governmental and Regulatory Risks

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt Tucows' domain name registration business.

        Before 1999, Network Solutions managed the domain name registration system for the.com,.net and.org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the government. For example, in the United States, Congress has held hearings to evaluate ICANN's selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN's may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. Tucows continues to face the risks that:

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

        On November 28, 2001, President Bush signed the Internet Tax Non-discrimination Act, which limits the ability of the states to impose taxes on Internet-based transactions. While this legislation provided significant benefits to Internet-based businesses, it expired on November 1, 2003. There are currently bills pending before the Senate that would permanently extend the Internet tax moratorium. If these bills are not passed, or if this legislation is not otherwise renewed, it would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes, which may be heavily lobbied for by states, many of which face increasing budget deficits, could materially adversely affect Tucows business, financial condition and results of operations.

Compliance with new rules and regulations concerning corporate governance may be costly and could harm Tucows business.

        The Sarbanes-Oxley Act of 2002 mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. These laws, rules and regulations will increase the scope, complexity and cost of Tucows corporate governance, reporting and disclosure practices, which could harm Tucows results of operations and divert management's attention from business operations. Tucows also expects these developments to make it more difficult and more expensive for it to obtain director and officer liability insurance, and Tucows may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, Tucows' board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, Tucows may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

Risk Related to Tucows' Stock

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

Tucows' stock price is highly volatile, which may make it difficult to resell your shares when you want to, at prices you find attractive.

        Tucows' stock price has varied recently and if it continues to vary, the price of its common stock may decrease in the future regardless of Tucows operating performance. Investors may be unable to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

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

Tucows' Web Site

        Tucows' address on the World Wide Web is www.tucowsinc.com. Tucows makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and other documents, filed with the SEC available free of charge, on its web site, as soon as reasonably practicable after such materials are electronically filed with the SEC.

ITEM 2.    PROPERTIES

        Tucows owns no real property. Tucows' principal administrative, engineering, marketing and sales office totals approximately 18,426 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2004. Tucows also maintains offices of approximately 5,000 square feet in Flint, Michigan.

        Substantially all of Tucows' computer and communications hardware is located at its facilities or at server hosting facilities in Toronto, Ontario.

ITEM 3.    LEGAL PROCEEDINGS

        Tucows is involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in its opinion will harm its business. Tucows has settled its dispute with Worldcom, Inc., as discussed in the Company's Form 10-K for the year ended December 31, 2002, and the matter has been formally dismissed. Tucows cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require Tucows to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Tucows' common stock trades on the OTC bulletin board maintained by Nasdaq under the symbol TCOW. The following table sets forth the range of high and low sales prices for Tucows common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2002	March 31, 2002	$0.50	$0.26
	June 30, 2002	0.61	0.33
	September 30, 2002	0.51	0.30
	December 31, 2002	0.39	0.21
2003	March 31, 2003	0.32	0.20
	June 30, 2003	0.35	0.23
	September 30, 2003	0.40	0.26
	December 31, 2003	0.55	0.27

        As of March 16, 2004, Tucows had 305 shareholders of record and Tucows believes that a substantially larger number of beneficial owners hold shares of its common stock in depository or nominee form.

        Tucows has not declared or paid any cash dividends on its common stock and does not intend to do so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data as of December 31, 2003, 2002, 2001, 2000 and 1999, and for the period from May 4, 1999 to December 31, 1999 and the years ended December 31, 2003, 2002, 2001 and 2000, reflects the financial position and results of operations of Tucows Inc. The selected historical financial data for the period from January 1, 1999 to May 3, 1999, reflects the financial position and results of operations of Tucows' predecessor entity, the Tucows division of Tucows Interactive Limited. The statement of operations data for the year ended December 31, 1999 is prepared, as described in footnote 1, on a pro forma basis as though Tucows' acquisition of the assets of the Tucows division had occurred on January 1, 1999.

        The balance sheet data as of December 31, 2003 and 2002, and the statements of operations data for the years ended December 31, 2003, 2002 and 2001 have been extracted from Tucows' consolidated financial statements that have been audited by KPMG LLP, independent accountants which consolidated financial statements are listed in response to Item 8 of this Annual report on Form 10-K.

        The historical financial data for the other periods indicated have been extracted from the applicable audited financial statements for the periods indicated, which financial statements are not included herein.

        The historical data is only a summary, and you should read it with Tucows Management's Discussion and Analysis of Financial Condition and Results of Operations.

							Tucows Division Year ended December 31,
						Tucows Division Period from Jan. 1, 1999 to May 3, 1999
	Tucows Inc. Year Ended Dec. 31, 2003	Tucows Inc. Year Ended Dec. 31, 2002	Tucows Inc. Year Ended Dec. 31, 2001	Tucows Inc. Year Ended Dec. 31, 2000	Tucows Inc. Period from May 4, 1999 to Dec. 31, 1999
							1999(1)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$37,195	$37,046	$31,590	$14,440	$2,834	$746	$3,580
Cost of revenues	22,990	23,108	21,106	7,785	283	58	341

Gross profit	14,205	13,938	10,484	6,655	2,551	688	3,239
Operating expenses:
Sales and marketing	3,850	3,771	6,380	11,121	2,120	379	2,499
Technical operations and development	3,935	3,726	5,053	4,132	1,095	290	1,385
General and administrative	3,998	4,523	4,013	4,704	2,242	508	2,750
Depreciation of property and equipment	1,490	2,676	3,203	1,701	228	53	280
Loss on write-off of property and equipment	—	—	130	—	—	—	—
Amortization of intangible assets	—	222	3,657	11,617	7,330	—	10,995
Write-down of intangible assets	—	—	1,325	11,325	—	—	—

	13,273	14,918	23,761	44,600	13,015	1,230	17,909

Income (loss) from operations	932	(980)	(13,277)	(37,945)	(10,464)	(542)	(14,670)
Other income (expenses)
Interest income, (expense), net	131	102	(136)	215	30	—	30
Gain on disposal of Electric Library subscription assets	—	1,847	—	—	—	—	—
Gain on disposal of Liberty Registry Management Services Inc.	1,000	1,955	—	—	—	—	—
Loss on disposal of Eklektix Inc.	—	(44)	—	—	—	—	—
Write down of investment in bigchalk.com	—	(1,013)	—	—	—	—	—

Total other income (expenses)	1,131	2,847	(136)	215	30	—	30

Income (loss) before provision for income taxes	2,063	1,867	(13,413)	(37,730)	(10,434)	(542)	(14,640)
Provision for income taxes	—	—	—	—	—	(63)	(63)

Income (loss) for the period	$2,063	$1,867	$(13,413)	$(37,730)	$(10,434)	$(479)	$(14,577)

Basic and diluted income (loss) per common share	$0.03	$0.03	$(0.24)	$(8.79)	$(2.43)		$(3.40)
Shares used in computing basic income (loss) per common share	64,626,429	64,626,429	56,152,735	4,291,500	4,291,500		4,291,500
Shares used in computing diluted income (loss) per common share	64,725,929	64,626,429	56,152,735	4,291,500	4,291,500		4,291,500

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

	Tucows Inc. As of Dec. 31, 2003	Tucows Inc. As of Dec. 31, 2002	Tucows Inc. As of Dec. 31, 2001	Tucows Inc. As of Dec. 31, 2000	Tucows Inc. As of Dec. 31, 1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash)	$13,045	$9,782	$4,814	$2,170	$1,670
Working capital (deficit)	2,202	(1,066)	(6,947)	(9,729)	1,352
Total assets	35,336	28,853	25,589	22,526	30,677
Deferred revenue	28,589	24,361	22,714	15,808	676
Long-term obligations, net of current portion	—	—	52	—	—
Stockholders' equity (deficiency)	866	(1,360)	(3,390)	(1,697)	29,083

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

        The following discussion of Tucows' financial condition and results of operations should be read with Tucows' consolidated financial statements and notes included elsewhere herein.

Overview

        Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 resellers in over 100 countries. Tucows is an ICANN accredited registrar and generates revenue primarily through the provision of domain name registration and other Internet services to resellers who offer such services to their own customers. These resellers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies that Tucows refers to as Service Providers, that typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the end-user. Tucows is a domain name registrar accredited by ICANN. In addition to domain name registration services, Tucows currently provides security and identity services (through digital certificates), email services, managed domain name services, or DNS, and plans to introduce a number of additional Internet services in the future. Tucows provides its services on either a wholesale or private label basis, allowing Service Providers to deal directly with their own end-user customers. In addition to providing Internet services, the Tucows web site, which was launched in 1993, offers more than 36,000 software titles through a number of mirrored sites located around the world, providing users with a fast local download.

Net Revenues

        Tucows generates net revenues primarily through the provision of domain name registration and ancillary services. Other revenue sources include advertising and other revenue. Tucows also generated net revenues from subscription fees associated with its search and reference services, Electric Library and Encyclopedia.com, until it sold the assets associated with such services in August 2002.

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

        On a wholesale basis, Tucows offers domain name registration and ancillary services, which currently consist of digital certificates, email services, and managed DNS to resellers, who provide these services to their end-users to facilitate their use of Internet services such as email or web-hosting. The domain name registration services offered by Tucows are for the gTLDs.com,.net,.org,.info,.name and.biz and the country code domains.ca,.cc,.cn,.de.uk,. tv and.us. Tucows receives revenues for each domain name, web certificate or email box registered through its system by resellers. Tucows charges standard fees for its services that are published on its web site. Tucows also extends volume based discounts and rebates to resellers.

        On a retail basis, Tucows offers internet services directly to end-users through its Domain Direct division. These services include domain name registration, email, hosting and web site creation. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its web site. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

        Prior to the sale of its wholly owned subsidiary, Liberty RMS, in March 2002, Tucows provided technical back-end registry management services to Afilias, the.info registry. Tucows received from Afilias a service fee of $2.95 for each domain year registered. Payment for each registration under management was due annually in the anniversary month.

  Advertising and other revenue

        Tucows' also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com. Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution. Software developers use Tucows' Author Resource Center to submit their products for inclusion in Tucows' software libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies who contract with Tucows to provide them with co-branded content and customized search agent services using Tucow's "Sleuth" technologies. Advertising and other revenue is recognized ratably over the period in which it is presented. Tucows also enters into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' web site for reciprocal space or traffic on other web sites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows did not undertake any barter transactions during the year ended December 31, 2003, and recognized barter revenue of approximately $51,000 for the year ended December 31, 2002.

  Electric Library subscriptions

        All of the assets and certain liabilities associated with the Electric Library subscription and Encyclopedia.com services were sold to Alacritude, LLC in August 2002. Electric Library was a web-accessible online archive that aggregated content from hundreds of sources and contained over 13 million documents from books, magazines and newspapers.

Critical Accounting Policies

        The following is a brief discussion of Tucows' critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of Tucows' financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 of the notes to the consolidated financial statements includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows' consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires Tucows to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Tucows evaluates the application of these estimates, including those related to the recoverability of investments, prepaid domain name registry fees, product development costs, revenue recognition and deferred revenue, and contingencies and litigation. Tucows bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

  Revenue recognition policy

        Tucows earns revenues from:

  •
  Domain name registration fees on both a wholesale and retail basis and ancillary services; and

  •
  Advertising and other revenue.

        Tucows derives the vast majority of its net revenues from domain name registration fees and ancillary services. Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards or the web certificate or email box has been activated. Payments for the full term of all registrations are received at the time of registration but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.

        Tucows' also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site www.tucows.com. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

        Changes to contractual relationships in the future could impact the amounts and timing of revenue recognition.

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

  Product development costs

        Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to the audited financial statements of Tucows. Tucows' policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management is required to use its judgment in assessing technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization. Management reassesses these judgments on an ongoing basis. Changes in management's assessment could impact the recognition of development costs in Tucows' accounts.

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

        Tucows measures any impairment based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in Tucows' current business model. Management bases its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Management reassesses these judgments on an ongoing basis. Changes in management's assessment could impact the valuation of long-lived assets in Tucows' accounts.

Results of operations for the year ended December 31, 2003 compared to December 31, 2002

  Net revenues

	2003	2002
Net revenues	$37,194,747	$37,046,375
Increase over prior year	$148,372
Increase—percentage	0%

        Total net revenues for the year ended December 31, 2003 increased to $37.2 million from $37.0 million for the year ended December 31, 2002.

        During the year ended December 31, 2003, no customer accounted for more than 10% of billed revenue, and one customer accounted for 19% of accounts receivable at December 31, 2003. Subsequent to the fiscal year end, this amount was fully collected.

Domain name and ancillary services

        Net revenues from domain name and ancillary services for the year ended December 31, 2003 increased by $2.7 million, or 8.3%, to $35.1 million from $32.4 million for the year ended December 31, 2002 (after removing the effect of net revenue of approximately $0.5 million from back-end registry management services provided to the.info registry that was disposed of in March 2002).

        During the year ended December 31, 2003, the number of domain names processed by Tucows increased by approximately 330,000 to approximately 3.2 million new, renewed and transferred-in domain name registrations, compared to the year ended December 31, 2002. This increase was primarily the result of increased volumes from new and existing customers. The renewal rate for domain name registrations increased to 60% for the year ended December 31, 2003 compared to 55% for the year ended December 31, 2002.

        While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows management. During the year ended December 31, 2003, the total number of domain names under Tucows management increased by approximately 400,000 to approximately 3.8 million.

        Deferred revenue from domain name registrations and ancillary services at December 31, 2003 increased to $28.6 million from $24.4 million at December 31, 2002.

Advertising and other revenue

        Advertising and other revenue for the year ended December 31, 2003 increased by approximately $300,000, or 18%, to $2.0 million compared to $1.7 million for the year ended December 31, 2002. The increase was predominantly the result of growth in revenue from Tucows' Author Resource Center.

Electric Library subscription revenue

        The increase in revenues for the year ended December 31, 2003 was partially offset by a reduction in subscription fee revenue of approximately $2.4 million, resulting from the sale of Tucows search and reference services, Electric Library and Encyclopedia.com in August 2002.

  Cost of revenues

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, advertising and other revenue. Tucows has no direct cost of revenues relating to its advertising revenues. Cost of revenues for domain name registrations consist of registry fees and network costs. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of Tucows' network.

	2003	2002
Cost of revenues	$22,990,227	$23,107,871
Decrease over prior year	$(117,644)
Decrease—percentage	(1)%

        Cost of revenues for the year ended December 31, 2003 decreased by approximately $118,000, or 1%, to $23.0 million from $23.1 million for the year ended December 31, 2002. The decrease was primarily the result of lower costs of approximately $1.9 million attributable to Electric Library subscription services and back-end registry services no longer being incurred during fiscal 2003, as these assets were disposed of during 2002. The decrease was offset by the increase in cost of revenues from increased volumes of domain names registered and digital certificates sold during the year. Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

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

        Until the sale of its back-end registry management services business to Afilias in March 2002, Tucows was responsible for the payment of certain agreements with third party suppliers for services and technical support, including web hosting required to operate the.info registry. Under these agreements, Tucows was committed to monthly payments ranging from approximately $97,000 to approximately $335,000. This accounted for approximately $962,000 in payments from January 1, 2002 to March 2002, after which these contractual obligations were assumed by Afilias as part of the sale.

        In August 2002, Tucows sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude. The principal element of cost associated with the delivery of these services prior to the sale was the royalty and license fees on end-user revenues paid to bigchalk.com. This amounted to approximately $972,000 in payments for the year ended December 31, 2002. Bigchalk.com was the sole provider of content, hardware, software, and related costs to deliver the Electric Library products.

  Sales and marketing

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of Tucows' sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	2003	2002
Sales and marketing	$3,850,081	$3,770,913
Increase over prior year	$79,168
Increase—percentage	2%
Percentage of revenues	10%	10%

        Sales and marketing expenses during the year ended December 31, 2003 increased by approximately $79,000, or 2%, to $3.9 million compared to $3.8 million during the year ended December 31, 2002. The increase was the result of increased costs of approximately $528,000 related to ongoing initiatives to improve customer service and expand Tucows sales reach, people costs, including contractors, as well as reduced costs of approximately $290,000 primarily related to media advertising and other promotional activities, and approximately $335,000 in sales and marketing costs, incurred in 2002, attributable to Electric Library subscription services and back-end registry services that were sold during 2002. The decrease was offset by an increase in fees to ICANN of approximately $176,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget.

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

	2003	2002
Technical operations and development expenses	$3,935,061	$3,725,966
Increase over prior year	$209,095
Increase—percentage	6%
Percentage of revenues	11%	10%

        Technical operations and development expenses for the year ended December 31, 2003 increased approximately $209,000, or 6%, to $3.9 million from $3.7 million for the year ended December 31, 2002. The increase was primarily the result of people related costs, including contract and outside service costs, which increased by approximately $567,000, and travel and other costs, which increased by approximately $21,000. These increases were offset by costs of approximately $500,000 no longer being incurred for the Electric Library subscription services assets that were sold in August 2002.

        This increase was further achieved by a decrease of approximately $121,000 in the level of expenditure for capitalized research and development, which decreased from approximately $532,000 for the year ended December 31, 2002 to approximately $411,000 for the year ended December 31, 2003 as a result of the maturing of Tucows' product offerings.

        Tucows expects technical operations and development expenses to increase slightly, in absolute dollars, on a go forward basis, as its business continues to grow and as it further develops its applications and services.

  General and administrative

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	2003	2002
General and administrative	$3,998,073	$4,523,314
Decrease over prior year	$(525,241)
Decrease—percentage	(12)%
Percentage of revenues	11%	12%

        General and administrative expenses for the year ended December 31, 2003 decreased by approximately $525,000, or 12%, to $4.0 million from $4.5 million for the year ended December 31, 2002. The decrease was primarily the result of a larger gain on foreign exchange contracts in 2003 of approximately $1.4 million. The forward foreign exchange contracts were purchased in June 2002 and expired semi-monthly to December 2003. In addition, the company did not incur expenses of approximately $584,000 pertaining to its Electric Library subscription services and back-end registry services assets, including payroll costs, credit card processing fees and facilities costs, during the year ended December 31, 2003 as a result of the disposal of these assets during 2002. Finally, bad debts recovered and lower consulting and investor relations' expenditures reduced general and administrative expenses by approximately $120,000 in 2003 compared to the previous year.

        These decreases were offset by increases in professional fees by approximately $916,000, including approximately $567,000 related to the evaluation of strategic alternatives, directors and officers' liability insurance by approximately $100,000 and increases in payroll, credit card processing fees and facilities costs of approximately $290,000. Finally, as a result of a refund of approximately $197,000 received for state taxes during the year ended December 31, 2002, net state tax expense increased by approximately $265,000.

        Tucows expects general and administrative expenses to increase, in absolute dollars, on a go forward basis, as its business continues to grow and the impact of a higher Canadian dollar is recognized.

  Depreciation of property and equipment

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	2003	2002
Depreciation of property and equipment	$1,489,570	$2,675,836
Decrease over prior year	$(1,186,266)
Decrease—percentage	(44)%
Percentage of revenues	4%	7%

        The decrease in depreciation was primarily due to certain of Tucows older computer software being fully depreciated, as well as Electric Library subscription services and back-end registry services assets being disposed of during 2002.

  Amortization of intangible assets

        Amortization of intangible assets consists of amounts relating to the non-competition agreements entered into with the former owners of the Tucows division of Tucows Interactive Limited, which were amortized on a straight-line basis over three years

	2003	2002
Amortization of intangible assets	$—	$222,222
Decrease over prior year	$(222,222)
Decrease—percentage	(100)%
Percentage of revenues	—%	1%

        Intangible assets were fully amortized during 2002.

  Other income (expenses)

	2003	2002
Other income (expenses), net	$1,131,703	$2,846,578

        In connection with the sale of its' back-end registry management services assets in March 2002, Tucows was entitled to earn contingent consideration of up to $1.0 million, based on each name registered or renewed in the.org registry. During the year ended December 31, 2003, Tucows earned and received the full $1.0 million of contingent consideration.

        During the year ended December 31, 2002, other income includes a gain of approximately $1.8 million that Tucows recorded in connection with the sale of all of the assets and certain liabilities associated with Tucows' search and reference services, Electric Library and Encyclopedia.com, in August 2002. It also includes a gain of approximately $2.0 million that Tucows recorded in connection with the disposition of its back-end registry services business to Afilias in March 2002.

        These gains during 2002 were offset by Tucows' loss on sale of Eklektix of approximately $44,000 and the loss of approximately $1.0 million that Tucows recorded on the write down of its investment in bigchalk in June 2002. Until December 31, 2002, Tucows held an 11% interest in bigchalk.com, a privately held company. Tucows recorded a write down of its investment based on Tucows' review of the carrying value of this investment and its conclusion that an other than temporary decline in the value of the investment had occurred. The carrying value of this investment at December 31, 2002 was nil.

        Other income includes net interest income of approximately $132,000 and approximately $102,000 for the years ended December 31, 2003 and 2002, respectively.

  Income taxes

        No provision for income taxes has been recorded for the years ending December 31, 2003 and 2002 as Tucows level of historical taxable income and net operating losses of approximately $15 million make it unlikely that Tucows will reach a taxable position in the near future.

        At December 31, 2003 Tucows had a net future tax asset of $19.3 million, primarily comprised of accumulated operating loss carry forwards of $5.8 million, deferred revenue previously included in income for tax purposes of $3.0 million and amortization not yet recognized for tax purposes of $9.8 million. Tucows has provided a full valuation allowance for its net future tax assets as it believes that sufficient uncertainty exists regarding the realizability of the future tax assets. Tucows will continue to assess the realizability of the future assets based on actual and forecasted operating results. Once the available objective evidence creates sufficient certainty that Tucows believes, in accordance with the provisions of SFAS No. 109, that realization is reasonably assured, a reduction in the valuation allowance may be recorded and the carrying value of the future tax assets may be restored, resulting in a non-cash credit to earnings.

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

Domain name and ancillary services

        Recognition of revenues from domain name and ancillary services increased by 18% to $32.9 million for the year ended December 31, 2002 from $27.8 million for the year ended December 31, 2001. During the year ended December 31, 2002, the number of domain names processed by Tucows increased by approximately 300,000 to approximately 2.8 million new, renewed and transferred-in domain name registrations, compared to the year ended December 31, 2001. During the year ended December 31, 2002, the total number of domain names under Tucows management increased by approximately 470,000 to approximately 3.4 million.

        This increase in domain name registrations resulted in Tucows' deferred revenue from domain name registrations and ancillary services increasing to approximately $24.4 million at December 31, 2002 from approximately $22.7 million at December 31, 2001.

        No single customer accounted for more than 10% of net revenues for the year ended December 31, 2002 and one customer accounted for 17% of accounts receivable at December 31, 2002. This amount was collected in January 2003. One customer accounted for approximately 13% of net revenues for the year ended December 31, 2001

        In late August 2001, Afilias began accepting pre-registrations for the new gTLD,.info. This resulted in Tucows earning revenues for registry management services for the.info domain name amounting to approximately $578,000 for the five months ended December 31, 2001. Payment for each registration under management was due annually, in the anniversary month. In March 2002, Tucows sold its registry management services business to Afilias. Revenue from registry management services for the three months ended March 31, 2002 was approximately $522,000.

Advertising and other revenue

        The increases in revenues summarized above were partially offset by declines in advertising and related services revenues. These revenues amounted to approximately $1.7 million for the year ended December 31, 2002 as compared to approximately $2.1 million for the year ended December 31, 2001. This decline was primarily the result of the slowdown in the traditional online advertising market in 2002, which was partially offset by revenues generated by Tucows Author Resource Center.

Electric Library subscription revenue

        Subscription fees from Tucows search and reference services contributed revenue of approximately $2.4 million for the year ended December 31, 2002. In August 2002, Tucows sold the assets and certain liabilities of its search and reference services. Subscription fees from Tucows search and reference services contributed revenue of approximately $1.6 million for the year ended December 31, 2001.

  Cost of revenues

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

        Until the sale of its back-end registry management services business to Afilias in March 2002, Tucows was responsible for the payment of certain agreements with third party suppliers for services and technical support, including web hosting required to operate the.info registry. Under these agreements, Tucows was committed to monthly payments ranging from approximately $97,000 to approximately $335,000. This accounted for approximately $2 million in cost of revenues for 2001 compared to approximately $962,000 from January 1, 2002 to March 2002 when these contractual obligations were assumed by Afilias as part of the sale.

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

  Sales and marketing

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

  Technical operations and development

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

        This decrease was partially offset by the level of expenditure for capitalized research and development which decreased from approximately $1.5 million for the year ended December 31, 2001 to approximately $532,000 for the year ended December 31, 2002 as a result of the maturing of Tucows' product offerings.

  General and administrative

	2002	2001
General and administrative	$4,523,314	$4,012,969
Increase over prior year	$510,345
Increase—percentage	13%
Percentage of revenues	12%	13%

        The increase in general and administrative expenses in the amount of approximately $447,000, was a result of incremental increases in payroll, insurance and foreign exchange costs which were partially offset by a refund of state taxes in 2002 in the amount of approximately $197,000.

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

        The decrease in depreciation was primarily due to various assets of Tucows' being fully depreciated in prior years with no significant additions in 2002 to offset the reduction.

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

        Other income (expenses) in 2002 includes a gain of approximately $1.8 million that Tucows recorded in connection with the sale of all of the assets and certain liabilities associated with Tucows' search and reference services, Electric Library and Encyclopeadia.com to Alacritude in August 2002. It also includes a gain of approximately $2.0 million that Tucows recorded in connection with the disposition of its back-end registry services business to Afilias in March 2002. These gains were offset by the loss on sale in January 2002 of Eklektix of approximately $44,000 and the loss of approximately $1.0 million that Tucows recorded on the write down of its investment in bigchalk in June 2002.

        Other income includes net interest income (expense) of approximately $102,000 and approximately $(136,000) for the years ended December 31, 2002 and 2001, respectively.

  Income taxes

        No provision for income taxes was recorded for the years ending December 31, 2002 and 2001 as Tucows level of historical taxable income and net operating losses of approximately $19 million made it unlikely that Tucows would reach a taxable position in the near future.

Liquidity and capital resources

        At December 31, 2003, Tucows principal source of liquidity was cash and cash equivalents of approximately $12.9 million as compared to approximately $8.8 million at December 31, 2002, an increase of approximately $4.1 million.

        Net cash provided by operating activities was approximately $3.2 million for the year ended December 31, 2003, as compared to approximately $3.4 million for the year ended December 31, 2002. Net cash provided by operating activities for 2003 and 2002 resulted primarily from net income for those years and increases in deferred revenue (representing cash received in advance of provision of the services). These increases were partially offset by an increase in prepaid domain name registry fees.

        Net cash provided by investing activities was approximately $848,000 for the year ended December 31, 2003, primarily as a result of the proceeds of approximately $1.0 million received as contingent consideration based on each name registered or renewed in the.org registry, as well as the release of approximately $805,000 of Tucows cash and cash equivalents that had been pledged equivalents as margin security against forward exchange contracts purchased in June 2002 to hedge a portion of Tucows' Canadian dollar exposure. These proceeds were partially offset by net cash used for the purchase of property and equipment of approximately $957,000 in 2003. For the year ended December 31, 2002, net cash provided by investing activities was approximately $703,000. This was primarily the result of approximately $1.6 million received on the sale of the Electric Library and Encyclopedia.com assets in August 2002 and approximately $939,000 received on the disposition of the back-end registry management services business in March 2002. These proceeds were partially offset by net cash used for the purchase of property and equipment of approximately $845,000 and the pledging of approximately $938,000 of Tucows cash and cash equivalents as margin security against forward exchange contracts purchased in June 2002 to hedge a portion of Tucows' Canadian dollar exposure.

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

        If additional financing is required, Tucows may not be able to raise it on acceptable terms, or at all, and additional financing may be dilutive to existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors. There are currently no material understandings, commitments or agreements about any acquisition of other businesses, products or technologies.

Off Balance Sheet Arrangements and Contractual Obligations

        Tucows has not entered into any off balance sheet financial arrangements and has not established any special purpose entities as of December 31, 2003 nor has it guaranteed any debt or commitment of other entities. As such, Tucows is not materially exposed to any financing, liquidity, market or credit risk that could arise if Tucows had engaged in such relationships. A summary of Tucows' contractual obligations and commercial commitments as of December 31, 2003 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$953,675	$823,961	$100,547	$29,167	$—
Purchase Obligations	105,000	63,000	42,000	—	—

Total	$1,058,675	$886,961	$142,547	$29,167	$—

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Tucows develops products in Canada and sells these products in North America and Europe. Tucows' sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Tucows' financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows' interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at December 31, 2003.

        Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure. These contracts, entered into in November 2003, will be utilized over the three months ending March 31, 2004.

        Such foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as Tucows has not complied with the documentation requirements. Tucows has accounted for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. Tucows has no other freestanding or embedded derivative instruments.

        The impact of the foreign exchange forward contracts for the year ended December 31, 2003 was a net gain of approximately $279,000, and for the year ended December 31, 2002, the impact was a net loss of approximately $260,000, which is reflected on the consolidated statements of operations in general and administrative expenses. As of December 31, 2003, Tucows had outstanding foreign currency forward contracts totaling $2.65 million, with exchange rates varying from US$1.00 to Cdn$1.3064 to US$1.00 to Cdn$1.3106.

        Tucows has performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2003. The analysis used a modeling technique that compares the US dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended

December 31, 2003. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2003 of approximately $1.0 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of Tucows. Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Tucows' consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

        Tucows' management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness Tucows' disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, Tucows' chief executive officer and chief financial officer concluded that Tucows' disclosure controls and procedures as of the end of the period covered by this Form 10-K have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Tucows believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  (b)
  Change in Internal Control over Financial Reporting.

        No change in Tucows' internal control over financial reporting occurred during Tucows' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tucows' internal control over financial reporting.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Infonautics, Inc., Tucows Inc. and TAC Merger Sub Corporation.(1)
3.1	Third Amended and Restated Articles of Incorporation of Tucows.(2)
3.2	Amended and Restated Bylaws of Tucows. (3)
10.1
Registration Rights Agreement, dated as of August 28, 2001, by and among Infonautics, Inc., Parman Holding Corp., Yossi Vardi, Redel Inc., Hapoalim Nechasim (Menayot) Ltd., Eurocom Communications Ltd., XDL U.S. Holdings Inc., FIBI Investment House Ltd., STI Ventures N.V. and Scorpio Communications Ltd.(4)
10.2	Amended and Restated 1996 Equity Compensation Plan Agreement.(5)
10.3*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss.(6)
10.4*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman.(6)
10.5*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen.(6)
10.6	Lease between American Baptist Churches USA and Infonautics Corporation(7)
10.7	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999.(8)
10.8	Lease between Pier North Associate and Tucows.Com, Inc., dated July 3, 2000.(9)
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

*
Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

(1)
Incorporated by reference to annex 1 to the joint proxy statement/prospectus forming a part of Tucows' registration statement on Form S-4 (File No. 333-60306) (the "Registration Statement"), as filed with the Securities and Exchange Commission (the "Commission") on May 4, 2001.

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

(6)
Incorporated by reference to exhibit with corresponding number filed with Tucows' report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 28, 2003.

(7)
Incorporated by reference to exhibit number 10.1 filed with Tucows' report on Form 10-Q for the quarterly period ended June 30, 2000, as filed with the Commission on August 14, 2000.

(8)
Incorporated by reference to exhibit number 10.9 filed with Tucows' report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on April 1, 2002 (the "2002 Form 10-K").

(9)
Incorporated by reference to exhibit number 10.10 filed with the 2002 Form 10-K.

(b)
Reports on Form 8-K

        Tucows furnished a Form 8-K on November 14, 2003 under Item 12, "Results of Operations and Financial Condition" (with respect to a press release relating to Tucows' performance for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Toronto, Province of Ontario, Canada on March 23, 2004.

TUCOWS INC.
BY:	/S/ ELLIOT NOSS
Elliot Noss Name: Elliot Noss Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2004
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2004
/s/ STANLEY STERN Stanley Stern	Director	March 23, 2004
/s/ EREZ GISSIN Erez Gissin	Director	March 23, 2004
/s/ ALAN LIPTON Alan Lipton	Director	March 23, 2004
/s/ LLOYD N. MORRISETT Lloyd N. Morrisett	Director	March 23, 2004

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Tucows Inc.

Consolidated Financial Statements

(Dollar amounts in U.S. dollars)

Years ended December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tucows Inc.

        We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
January 30, 2004

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$12,912,811	$8,844,829
Restricted cash (note 12(c))	132,500	937,500
Accounts receivable, net of allowance for doubtful accounts of $30,000 at December 31, 2003 and $229,938 at December 31, 2002	486,289	338,697
Prepaid expenses and deposits	2,061,948	1,951,086
Prepaid domain name registry fees, current portion	13,204,566	11,145,187

Total current assets	28,798,114	23,217,299
Prepaid domain name registry fees, long-term portion	5,136,194	3,700,340
Property and equipment (note 5)	1,048,400	1,581,321
Investments (note 7)	353,737	353,737

Total assets	$35,336,445	$28,852,697

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$1,632,294	$1,605,630
Accrued liabilities	2,088,235	2,288,412
Customer deposits	2,160,601	1,957,657
Deferred revenue, current portion	20,715,191	18,431,100

Total current liabilities	26,596,321	24,282,799
Deferred revenue, long-term portion	7,874,001	5,929,917
Stockholders' equity (deficiency):
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 64,626,429 shares issued and outstanding at December 31, 2003 and December 31, 2002	8,540,687	8,540,687
Additional paid-in capital (note 8)	49,992,129	49,992,129
Deferred stock-based compensation	(20,593)	(183,297)
Deficit	(57,646,100)	(59,709,538)

Total stockholders' equity (deficiency)	866,123	(1,360,019)

Total liabilities and stockholders' equity (deficiency)	$35,336,445	$28,852,697

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net revenues	$37,194,747	$37,046,375	$31,589,759
Cost of revenues	22,990,227	23,107,871	21,105,790

Gross profit	14,204,520	13,938,504	10,483,969

Operating expenses:
Sales and marketing (*)	3,850,081	3,770,913	6,380,102
Technical operations and development	3,935,061	3,725,966	5,052,569
General and administrative (*)	3,998,073	4,523,314	4,012,969
Depreciation of property and equipment	1,489,570	2,675,836	3,202,948
Loss on write-off of property and equipment	—	—	130,000
Amortization of intangible assets	—	222,222	3,656,846
Write-down of intangible assets (note 6)	—	—	1,325,378

Total operating expenses	13,272,785	14,918,251	23,760,812

Income (loss) from operations	931,735	(979,747)	(13,276,843)
Other income (expenses)
Interest income (expense), net	131,703	102,057	(135,920)
Gain on disposal of Electric Library subscription assets (note 4(b))	—	1,846,717	—
Gain on disposal of Liberty Registry Management Services Inc. (note 4(a))	1,000,000	1,955,443	—
Loss on disposal of Eklektix Inc.	—	(44,304)	—
Write down of investment in bigchalk.com	—	(1,013,335)	—

Total other income (expenses)	1,131,703	2,846,578	(135,920)

Income (loss) before provision for income taxes	2,063,438	1,866,831	(13,412,763)
Provision for income taxes (note 10)	—	—	—

Net income (loss) for the year	$2,063,438	$1,866,831	$(13,412,763)

Basic and diluted income (loss) per share	$0.03	$0.03	$(0.24)

Shares used in computing basic income (loss) per common share	64,626,429	64,626,429	56,152,735

Shares used in computing diluted income (loss) per common share	64,725,929	64,626,429	56,152,735

(*)
Stock-based compensation has been included in
operating expenses as follows:
Sales and marketing	$109,926	$109,926	$109,926
General and administrative	$52,778	$52,777	$52,778

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Dollar amounts in U.S. dollars)

			Series A convertible preferred stock
	Common stock									Total stockholders' equity (deficiency)
					Additional paid in capital	Common stock to be issued		Deferred stock-based compensation
	Number	Amount	Number	Amount			Option		Deficit
Balances, December 31, 2000	4,291,500	$4,292	41,023,024	$41,024	$44,344,941	$1,512,778	$1,072,412	$(508,704)	$(48,163,606)	$(1,696,863)
Issued for cash	5,655,638	5,656	—	—	2,994,317	—	—	—	—	2,999,973
Exercise of stock options for cash	36,233	36	—	—	37,138	(12,778)	—	—	—	24,396
Acquisition of Eklektix Inc.	679,034	679	—	—	1,499,321	(1,500,000)	—	—	—	—
Series A convertible preferred stock converted to common stock	41,023,024	41,024	(41,023,024)	(41,024)	—	—	—	—	—	—
Cancellation of option	—	—	—	—	1,072,412	—	(1,072,412)	—	—	—
Reverse acquisition (note 3)	12,941,000	8,489,000	—	—	44,000	—	—	—	—	8,533,000
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	162,704	—	162,704
Loss for the year	—	—	—	—	—	—	—	—	(13,412,763)	(13,412,763)

Balances, December 31, 2001	64,626,429	8,540,687	—	—	49,992,129	—	—	(346,000)	(61,576,369)	(3,389,553)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	162,703	—	162,703
Net income for the year	—	—	—	—	—	—	—	—	1,866,831	1,866,831

Balances, December 31, 2002	64,626,429	8,540,687	—	—	49,992,129	—	—	(183,297)	(59,709,538)	(1,360,019)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	162,704	—	162,704
Net income for the year	—	—	—	—	—	—	—	—	2,063,438	2,063,438

Balances, December 31, 2003	64,626,429	$8,540,687	—	$—	$49,992,129	$—	$—	$(20,593)	$(57,646,100)	$866,123

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Cash provided by (used in):
Operating activities:
Net income (loss) for the year	$2,063,438	$1,866,831	$(13,412,763)
Items not involving cash:
Depreciation of property and equipment	1,489,570	2,675,836	3,202,948
Amortization of intangible assets	—	222,222	3,656,846
Unrealized change in the fair value of forward contracts	(279,174)	260,289	—
Write-down of intangible assets	—	—	1,325,378
Loss on write-off of property and equipment	—	—	130,000
Write-down of investment in bigchalk.com, Inc.	—	1,013,335	—
Stock-based compensation	162,704	162,703	162,704
Gain on disposal of Electric Library subscription assets	—	(1,846,717)	—
Gain on disposal of Liberty Registry Management Services Inc.	(1,000,000)	(1,955,443)	—
Loss on write-off of Eklektix Inc.	—	44,304	—
Change in non-cash operating working capital:
Accounts receivable	(147,592)	306,951	57,847
Prepaid expenses and deposits	(91,977)	(80,273)	(633,035)
Prepaid domain name registry fees	(3,495,233)	(2,488,384)	(3,176,290)
Accounts payable	26,664	(15,669)	(1,235,193)
Accrued liabilities	60,112	(479,898)	(1,851,638)
Customer deposits	202,944	20,915	(198,850)
Deferred revenue	4,228,175	3,731,415	5,908,326

Cash provided by (used in) operating activities	3,219,631	3,438,417	(6,063,720)

Financing activities:
Proceeds on issuance of promissory notes	—	—	2,500,000
Repayment of promissory note	—	—	(2,500,000)
Proceeds on rights issue	—	—	2,999,973
Proceeds received on exercise of stock options	—	—	24,396
Repayments of obligations under capital leases	—	(111,159)	(24,774)

Cash provided by (used in) financing activities	—	(111,159)	2,999,595

Investing activities:
Additions to property and equipment	(956,649)	(844,508)	(2,871,575)
Decrease (increase) in restricted cash — being margin security against forward exchange contracts (note 12(c))	805,000	(937,500)	—
Net proceeds on disposal of Electric Library subscription assets	—	1,577,129	—
Investment in Afilias, Limited	—	—	(253,737)
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	1,000,000	938,889	—
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	(30,628)	—
Acquisition of Infonautics Inc., net of cash acquired	—	—	8,833,431

Cash provided by (used in) investing activities	848,351	703,382	5,708,119

Increase in cash and cash equivalents	4,067,982	4,030,640	2,643,994
Cash and cash equivalents, beginning of year	8,844,829	4,814,189	2,170,195

Cash and cash equivalents, end of year	$12,912,811	$8,844,829	$4,814,189

Supplemental cash flow information:
Interest paid	$383	$25,013	$221,368
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Infonautics, Inc.	—	—	8,489,000
Value assigned to Infonautics, Inc. outstanding options on acquisition of Infonautics, Inc.	—	—	44,000

See accompanying notes to consolidated financial statements.

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in U.S. dollars)

1.    Organization of the Company:

        The Company is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates and email, through its global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

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

  (b) Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, and the recoverability of the investment in Afilias, Limited and long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

        The Company reviews the carrying values of its property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

  (e) Intangible assets

        Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over three years. Goodwill recorded by the Company for acquisitions made prior to July 1, 2001 has been fully amortized as of December 31, 2001. During 2001, the Company recorded goodwill amortization expense of $2,990,179. The change in accounting policy related to amortization of goodwill in 2002, if applied on January 1, 2001 would not have had an impact on the net loss for the year ended December 31, 2001 as any reduction in amortization would have resulted in an offsetting increase in the write-down of goodwill during 2001 as outlined in note 6.

        Non-competition agreements were entered into with the former owners of the Tucows Division of Tucows Interactive Limited. These balances were being amortized on a straight-line basis over the term of the non-competition agreement, being three years and have been fully amortized as of December 31, 2002.

  (f) Revenue recognition

        The Company's revenues are derived from domain name registration and ancillary services, software and other digital content distribution and advertising. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

        Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards. Registration fees charged for domain name registration and ancillary services are recognized on a straight-line basis over the life of the contracted registration period, which ranges from one to ten years and are net of any promotional rebates as the Company has a continuing obligation to provide services to customers throughout the registration period.

        Advertising revenues are primarily derived from short-term advertising agreements in which the Company typically guarantees a minimum number of impressions or pages to be delivered over a specified period of time. Advertising revenues are recognized ratably over the period in which the advertisement is presented. In addition, revenue is generated from software developers who utilize the Tucows site to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. To the extent that minimum guaranteed impressions have not been met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. The Company may also enter into barter arrangements with other Internet companies to place advertisements on each other's web sites. Revenue and expense from an advertising barter transaction is recognized only when the value of the advertising surrendered is determinable based on the Company's own historical practice of receiving cash for similar advertising. The Company recognized barter advertising of nil, $51,342, and $86,088 during the years ended December 31, 2003, 2002 and 2001, respectively.

        Until the disposition of the assets and certain liabilities associated with the Company's search and reference services, Electric Library and Encyclopaedia.com to Alacritude, LLC on August 16, 2002, revenues from the sale of Electric Library subscriptions were derived from end-user markets. Revenues from online monthly end-user subscriptions from Electric Library were recognized in the month that the subscription services were provided. For annual end-user subscriptions, revenue was recognized ratably over the term of the subscription.

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

  (g) Deferred revenue

        Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and ancillary services, net of external commissions. Revenue received in advance of the provision of services from advertising and Sleuth search technology is deferred and recognized in the month that the services are provided.

  (h) Prepaid domain name registry fees

        Prepaid domain name registry fees represent amounts paid to registries and country code domain name operators for updating and maintaining the registries. Domain name registry fees are recognized on a straight-line basis over the life of the contracted registration term.

  (i) Translation of foreign currency transactions

        The Company's functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars (which is considered to be the measurement currency) at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Foreign exchange gains (losses) amounting to $772,027, $(80,480), and $36,937 have been recorded in the consolidated statement of operations during the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and Statement of Financial Accounting Standards No. 138, which amended SFAS 133, establish accounting and reporting standards for derivative instruments and hedging activities. The Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges under SFAS 133 and has, therefore, accounted for such forward foreign exchange contracts at their fair value with a gain recorded in the consolidated statement of operations of $279,174 for the year ended December 31, 2003 and a loss recorded in the consolidated statement of operations of $260,289 for the year ended December 31, 2002 equal to the change in the fair value of such contracts. The Company did not have any forward foreign exchange contracts prior to January 1, 2002. The carrying amount assigned to the forward foreign exchange contracts is included in prepaid expenses in the consolidated balance sheet at December 31, 2003, and in accrued liabilities in the consolidated balance sheet at December 31, 2002.

  (j) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll-related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $411,200, $532,200, and $1,454,800 during the years ended December 31, 2003, 2002 and 2001, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

  (l) Stock-based compensation

        The Company has elected to follow the intrinsic-value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the market value of a common share and the exercise price of the option. Deferred stock- based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally four years, in accordance with the accelerated measurement method in Financial Accounting Standards Board Interpretation No. 28.

        Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Under this method, the fair value of options granted is recognized as services are performed and options are earned.

        The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net income (loss), as reported	$2,063,438	$1,866,831	$(13,412,763)
Add stock-based employee compensation expense included in reported net income, net of tax	162,704	162,703	162,704
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(571,593)	(481,014)	(538,383)

Net income (loss), pro forma	$1,654,549	$1,548,520	$(13,788,442)

Income (loss) per common share, as reported	$0.03	$0.03	$(0.24)
Income (loss) per common share, pro forma	0.03	0.02	(0.25)

        To determine the fair value of each option on the grant date in 2003, 2002 and 2001, the following assumptions were used for the Company's stock option plan: dividend yield of 0.0% for each year, volatility of138.8%, 157%, and 0%, respectively (zero volatility for 2001 as all options granted were granted while Tucows (Delaware) was a private company), a weighted average risk free interest rate of 2.8%, 3.46% and 6.6%, respectively, and a weighted average expected life of options of four years for each year.

  (m) Income (loss) per common share

        Basic income (loss) per common share has been calculated on the basis of income (loss) for the year divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is the same as basic income (loss) per share. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding at the end of the year had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted income (loss) per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options. For the years ended December 31, 2001 and 2002, all dilutive potential common shares were anti-dilutive.

        The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Numerator for basic and diluted income (loss) per common share:
Income (loss) for the year	$2,063,438	$1,866,831	$(13,412,763)

Denominator for basic and diluted income (loss) per common share:
Basic weighted average number of common shares outstanding	64,626,429	64,626,429	56,152,735
Effect of stock options	99,500	—	—

Diluted weighted average number of shares outstanding	64,725,929	64,626,429	56,152,735

Basic income (loss) per common share	$0.03	$0.03	$(0.24)

Diluted income (loss) per common share	$0.03	$0.03	$(0.24)

  (n)    Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and forward foreign exchange contracts. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less form the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to the forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information No customer accounted for more than 10% of revenue in 2003. One customer accounted for 19% of accounts receivable at December 31, 2003. This amount was collected subsequent to year end.

  (o)    Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

  (p)    Comprehensive income

        The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001.

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

  (r)    Recent accounting pronouncements

        In November 2002, the FASB reached consensus on Emerging Issues Task Force EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In general, EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have any impact on the Company consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, the FASB issued FIN 46R which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003 and otherwise to interests in VIEs for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. The guideline provides specific guidance for determining when an entity is a VIE and who, if anyone, should consolidate the VIE. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 will be effective for contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

3.    Business acquisitions:

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

        The fair value of assets acquired, based on the consideration paid, is as follows:

Current assets (including cash of $9,194,431)	$9,728,513
Property and equipment	310,399
Investment in bigchalk.com, Inc	1,013,335
Current liabilities and obligation under capital lease	(2,158,247)

$8,894,000

4.    Dispositions:

  a)    Liberty Registry Management Services ("Liberty RMS"):

        On March 25, 2002, the Company sold all of the outstanding shares of Liberty RMS, which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias Limited. Liberty RMS owned and operated the back-end registry services for the.info registry. Total consideration received consisted of cash proceeds of $977,000 and a receivable of $87,000. The Company has recorded a gain on the disposition of Liberty RMS of $1,955,443. The Company was also entitled to additional contingent consideration of up to $1 million primarily based on Afilias having been awarded the back end registry provider for the .org registry. The full amount has been earned and recognized as other income during the year ended December 31, 2003.

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

5.    Property and equipment:

        Property and equipment consist of the following:

	December 31, 2003	December 31, 2002
Computer equipment	$3,140,227	$2,782,245
Computer software	5,602,986	5,015,004
Furniture and equipment	785,706	784,780
Leasehold improvements	563,962	554,203

	10,092,881	9,136,232

Less:
Accumulated amortization	8,914,481	7,424,911
Write-down of property and equipment	130,000	130,000

	9,044,481	7,554,911

	$1,048,400	$1,581,321

6.    Intangible assets:

        During 2001, in accordance with the Company's policy of regularly reviewing the carrying value of its intangible assets for potential impairment, management concluded that the value of goodwill related to the Tucows Division of Tucows Interactive Limited acquisition and the goodwill related to the Eklektix Inc. acquisition was impaired and a write-down of approximately $1.3 million was necessary. The impairment was the result of the continued significant downturn in the emerging new economy and the overall decline in the on-line advertising industry. The impairment evaluation was determined based upon the excess of the carrying value over the estimated discounted cash flows from these operations. The assumptions supporting the cash flows, including the discount rate, were determined using management's best estimates of future cash flows and economic conditions.

7.    Investments:

        The Company holds a 7.38% interest in Afilias, Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars.

        Until December 31, 2002, the Company also held an 11% interest in bigchalk.com, Inc. ("bigchalk"), a private company. The Company paid bigchalk content royalties and technical service fees for content provided to the Electric Library site which amounted ot $971,586 during 2002 and $579,386 during 2001. At December 31, 2003 and 2002 there were no amounts owing to bigchalk for these content royalties and technical service fees. During 2002, the Company reviewed the carrying value of its investment in bigchalk. Based on this review, which included a review of the then current financial position of bigchalk, bigchalk's current business plans and the preference rights of senior equity instruments, the Company recorded a write-down in the amount of $1,013,335 against the carrying value of this investment. The carrying value of this investment at December 31, 2002 was nil.

8.    Capital stock:

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

9. 1996 Stock Option Plan:

        The Company's 1999 Stock Option Plan, which was rolled over into the 1996 Stock Option Plan (the "Plan") of Infonautics, Inc. on August 28, 2001 as a result of the reverse acquisition (note 3), was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which may be set aside for issuance under the Plan is 11,150,000 shares (2002 - 10,000,000), provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period.

        Details of stock option transactions are as follows:

	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	7,660,258	$1.12	7,313,412	$1.35	12,901,436	$1.23
Granted	6,315,235	0.37	1,445,363	0.47	1,076,637	0.87
Exercised	—	—	—	—	(22,173)	0.91
Forfeited	(5,309,738)	0.93	(867,017)	1.33	(6,991,988)	1.83
Expired	—	—	(231,500)	3.48	—	—
Granted on reverse acquisition (note 3)	—	—	—	—	349,500	3.57

Outstanding, end of year	8,665,755	$0.69	7,660,258	$1.12	7,313,412	$1.35

Options exercisable, end of year	6,826,444	$0.78	5,594,549	$1.27	4,028,241	$1.52

Weighted average fair value of options granted during the year with exercise prices equal to fair value at date of grant		$0.37		$0.47		$0.20

Weighted average fair value of options granted during the year with exercise prices less than fair value at date of grant		$—		$—		$—

Weighted average fair value of options granted during the year with exercise prices greater than fair value at date of grant		$—		$—		$—

        The stock options expire at various dates between January 2004 and November 2013.

        As of December 31, 2003, the exercise prices and weighted average remaining contractual life of outstanding options were as follows:

	Options outstanding		Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Number exercisable	Weighted average exercise price per share
$0.26-$0.37	6,204,774	6.4	4,907,106	$0.37
$0.44-$0.50	1,348,686	7.3	855,795	$0.48
$0.52-$5.94	1,112,295	3.5	1,063,543	$2.90

	8,665,755		6,826,444

        The Company recorded deferred stock-based compensation amounting to nil for the year ended December 31, 2003 (nil for the years ended December 31, 2002 and 2001). Amortization of deferred stock-based compensation amounted to $162,704 for the year ended December 31, 2003, $162,703 for the year ended December 31, 2002 and $162,704 for the year ended December 31, 2001.

10. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes as a result of the following:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Income (loss) for the year before provision for income taxes	$2,063,438	$1,866,831	$(13,412,763)

Computed expected tax (expense) recovery	$(722,000)	$(653,000)	$4,694,000
Reduction in income tax recovery resulting from:
State income taxes	(62,000)	(56,000)	671,000
Permanent differences	254,000	(198,000)	(1,903,000)
Impact of change in income tax rates	—	(1,091,000)	—
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	530,000	1,998,000	(3,462,000)

	$—	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the future tax assets as of December 31, 2003 and 2002 are presented below:

	December 31, 2003	December 31, 2002
Future tax assets:
Net operating loss carried forward	$5,844,000	$7,133,000
Deferred revenue	2,992,000	3,616,000
Reserves	190,000	385,000
Capital losses	385,000	—
Amortization	9,872,000	8,679,000

Total gross future tax assets	19,283,000	19,813,000
Less valuation allowance	(19,283,000)	(19,813,000)

Net future tax assets	$—	$—

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

        As of December 31, 2003, the Company had approximately $15,379,000 of losses available to reduce future years' taxable income which expire on various dates between 2019 and 2021. In order to utilize tax assets, the company would have to earn taxable income of approximately $50.7 million.

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

12. Commitments and contingencies:

        (a) The Company has several non-cancelable leases primarily for general office facilities and equipment that expire over the next five years. Future minimum lease payments under these leases are as follows:

2004	$824,000
2005	51,000
2006	50,000
2007	29,000
2008	—

        (b) In the normal course of operations, the Company is subject to various lawsuits and other claims. The Company believes that the outcome of any of the outstanding claims would not result in a material effect on the Company's financial position.

        (c) To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts ("Contracts") whereby amounts of $400,0000 and $650,000 are converted into Canadian dollars on a semi-monthly basis until the end of March 2004 at an foreign exchange rates varying from 1.3064 to 1.3106. The notional principal of the outstanding Contracts at December 31, 2003 is $2.65 million. As margin security against these Contracts, the Company has placed $132,500 into secured term deposits, which mature on a monthly basis in line with the Contracts and has been reflected as restricted cash on the balance sheet.

        (d) At December 31, 2003, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2004.

13. Supplemental information:

        (a) The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Advertising and other revenue	$2,046,860	$1,698,179	$2,198,774
Domain name and ancillary services	35,147,887	32,944,811	27,772,088
Electric Library subscription	—	2,403,385	1,618,897

	$37,194,747	$37,046,375	$31,589,759

        (b) Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Provision reversed on disposition of Electric Library assets	Balance at end of year
Allowance for doubtful accounts
2003	$229,938	$(116,000)	$83,938	$—	$30,000
2002	276,579	112,595	22,657	136,579	229,938
2001	248,500	51,964	23,885	—	276,579
Valuation allowance for deferred tax asset:
2003	$19,813,000	$(530,000)	$—	$—	$19,283,000
2002	21,811,000	(1,998,000)	—	—	19,813,000
2001	18,349,000	3,462,000	—	—	21,811,000

EXHIBIT INDEX

Exhibit No.	Description
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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