Form 10-Q
period 2004-03-31
TUCOWS INC /PA/
filed 2004-05-13
CIK 909494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2004
Common Stock, no par value	65,539,717

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31, 2004	December 31, 2003
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$13,656,958	$12,912,811
Restricted cash	—	132,500
Accounts receivable, net of allowance for doubtful accounts of $50,000 as of March 31, 2004 and December 31, 2003	548,957	486,289
Prepaid expenses and deposits	2,007,943	2,061,948
Prepaid domain name registry fees, current portion	14,564,254	13,204,566
Total current assets	30,778,112	28,798,114

Prepaid domain name registry fees, long-term portion	5,813,518	5,136,194
Property and equipment	843,558	1,048,400
Investments	353,737	353,737

Total assets	$37,788,925	$35,336,445

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,256,845	$1,632,294
Accrued liabilities	1,832,814	2,088,235
Customer deposits	2,113,720	2,160,601
Deferred revenue, current portion	22,595,093	20,715,191
Total current liabilities	27,798,472	26,596,321

Deferred revenue, long-term portion	8,801,562	7,874,001

Stockholders’ equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 65,039,717 shares issued and outstanding as of March 31, 2004 and 64,626,429 shares issued and outsatnading as of December 31, 2003	8,693,749	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	—	(20,593)
Deficit	(57,496,987)	(57,646,100)
Total stockholders’ equity	1,188,891	866,123

Total liabilities and stockholders’ equity	$37,788,925	$35,336,445

Subsequent events (notes 5 (b) and 6)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2004	2003

Net revenues	$10,174,909	$8,996,914
Cost of revenues	6,445,415	5,576,643
Gross profit	3,729,494	3,420,271

Operating expenses:
Sales and marketing (*)	1,220,534	912,336
Technical operations and development	1,011,422	831,769
General and administrative (*)	1,073,072	622,980
Depreciation of property and equipment	312,986	434,965
Total operating expenses	3,618,014	2,802,050

Income from operations	111,480	618,221

Other income:
Interest income, net	37,633	26,449
Gain on disposal of Liberty Registry Management Services Inc.	—	235,613
Total other income	37,633	262,062

Income before provision for income taxes	149,113	880,283
Provision for income taxes	—	—

Net income for the period	$149,113	$880,283

Basic and diluted earnings per share	$0.00	$0.01

Shares used in computing basic earnings per common share	64,690,887	64,626,429

Shares used in computing diluted earnings per common share	72,098,757	64,626,429

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$16,834	$27,105
General and administrative	$3,759	$13,013

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2004	2003

Cash provided by (used in):
Operating activities:
Net income for the period	$149,113	$880,283
Items not involving cash:
Depreciation of property and equipment	312,986	434,965
Gain on change in the fair value of forward contracts	18,885	(546,870)
Stock-based compensation	20,593	40,118
Gain on disposal of Liberty Registry Management Services Inc.	—	(235,613)
Change in non-cash operating working capital:
Accounts receivable	(62,668)	72,374
Prepaid expenses and deposits	35,120	(5,839)
Prepaid domain name registry fees	(2,037,012)	(959,424)
Accounts payable	(375,449)	(201,423)
Accrued liabilities	(255,421)	(182,772)
Customer deposits	(46,881)	(1,814)
Deferred revenue	2,807,463	1,415,702

Cash provided by operating activities	566,729	709,687

Financing activities:
Proceeds received on exercise of stock options	153,062	—

Cash provided by financing activities	153,062	—

Investing activities:
Additions to property and equipment	(108,144)	(468,197)
Decrease in restricted cash - being margin security against forward exchange contracts	132,500	225,000
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	235,613

Cash provided by (used in) investing activities	24,356	(7,584)

Increase in cash and cash equivalents	744,147	702,103

Cash and cash equivalents, beginning of period	12,912,811	8,844,829

Cash and cash equivalents, end of period	$13,656,958	$9,546,932

Supplemental cash flow information:
Interest paid	$—	$172

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (the “Company” or “Tucows”), is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates and email, through its global Internet-based distribution network of Internet service providers, web hosting companies and other providers of Internet services to end-users.

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at March 31, 2004 and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and notes normally provided in annual financial statements.  These interim financial statements follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on March 23, 2004.

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

	Three months ended March 31,
	2004	2003
	(unaudited)

Net income, as reported	$149,113	$880,283
Add stock-based employee compensation expense included in reported net income, net of tax	20,593	40,118
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(184,671)	(106,995)
Net income, pro forma	$(14,965)	$813,406
Earnings per common share, as reported	$0.00	$0.01
Earnings per common share, pro forma	$0.00	$0.01

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

3.  BASIC AND DILUTED EARNINGS PER COMMON SHARE:

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

4.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2004	2003
	(unaudited)

Domain name and ancillary services	$9,602,481	$8,509,050
Advertising and other revenue	572,428	487,864
	$10,174,909	$8,996,914

5.  COMMITMENTS AND CONTINGENCIES:

(a)           At March 31, 2004, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2004.

(b)           Subsequent to March 31, 2004, the Company entered into a series of forward foreign exchange contracts (“Contracts”) to manage its exposure to foreign exchange rate fluctuations.  On a semi-monthly basis, beginning on April 27, 2004, U.S.$425,000 is converted into Canadian dollars until the end of December 2004 at foreign exchange rates varying from 1.3608 to 1.3663.  The notional principal of the outstanding Contracts at April 27, 2004 was $7,225,000.  As margin security against these Contracts, the Company placed $446,250 into secured term deposits, which will mature on a monthly basis in line with the Contracts and will be reflected as restricted cash on the balance sheet.

6.  Subsequent events

On April 27, 2004, Tucows (Delaware) Inc., one of the Company’s wholly owned subsidiaries, acquired 100% of the outstanding shares of capital stock Boardtown Corporation for total consideration of up to $4.0 million depending on future performance milestones over the next 36 months. $1.75 million of the purchase price is being held in escrow contingent upon performance of such milestones and to secure certain warranties, representations and covenants in the acquisition agreement.  Boardtown is a leading provider of billing and customer care software solutions to Internet service providers and Application Service Providers worldwide .  Tucows will satisfy the purchase price of up to $4.0 million through the payment of up to $3.0 million in cash and the issuance of up to 1,426,531 unregistered shares of Tucows common stock.

7.  RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes Staff Accounting Bulletin No. 101 (“SAB 101”) , “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Tucows consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003, the FASB issued FIN 46R which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003 and otherwise to interests in VIEs for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. FIN 46R provides specific guidance for determining when an entity is a VIE and who, if anyone, should consolidate the VIE. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 will be effective for contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Form 10-Q include statements regarding the following: Tucows expectations regarding its collections of accounts receivable; the expected increases in communication, personnel, sales and marketing expenses and general and administrative expenses; expected small increases in technical operations and development expenses; the number of new, renewed and transferred-in domain names; the future cost of Tucows revenues; the growth in domain name registration; Tucows beliefs concerning its future operating expenses; and Tucows’ belief that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under the caption “Risk Factors”.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

OVERVIEW

Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 resellers in over 100 countries.  Tucows is an accredited registrar with the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and generates revenue primarily through the provision of domain name registration and other Internet services to resellers who offer such services to their own customers. These resellers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies (collectively referred to as “Service Providers”) that typically provide a critical component of an end-user’s Internet presence and have a very high level of interaction with the end-user. In addition to domain name registration services, Tucows currently provides security and identity services (through digital certificates), email services, managed domain name system or “DNS” and plans to introduce a number of additional Internet services in the future. Tucows’ distributes its services to resellers using its Open Shared Reseller System, or “OpenSRS” platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows’ services to their end-users. Tucows’ provides its services on either a wholesale or private label basis, allowing Service Providers to deal directly with their own end-user customers. By using Tucows’ services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies.

Tucows’ goal is to leverage its global distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis.

In addition to generating revenue through the provision of domain name registration and other Internet services, Tucows’ generates advertising and other revenue through its online libraries of shareware, freeware and online services available at its web site, www.tucows.com. Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution. Software developers use Tucows’ Author Resource Center to submit their products for inclusion in the Tucows libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis. The libraries are available to end-users around the world via Tucows’ Internet facilities and via a global network of Internet service companies who elect to mirror the Tucows libraries locally. Tucows also generates revenue from companies who contract with it to provide them with co-branded content and customized search agent services using Tucow’s “Sleuth” technologies.

Net Revenues

Tucows generates net revenues primarily through the provision of domain name registration and ancillary services.  Other revenue sources include advertising and other revenue.

Domain name registration and ancillary services

Tucows generates the majority of its net revenues from domain name registration services on both a wholesale and retail basis.  Tucows earns registration fees in connection with new, renewed and transferred-in registrations.  These services are generally purchased for terms of one to ten years.  Payments for the full term of all registrations are received at the time of registration (“billed revenue”) but are recorded as deferred revenue and are recognized ratably on a monthly basis over the term of the registration.

On a wholesale basis, Tucows offers domain name registration and ancillary services, which currently consist of digital certificates, email services, and managed DNS to resellers, who provide these services to their end-users to facilitate their use of Internet services such as email or web-hosting.  The domain name registration services offered by Tucows are for the generic top level domains, or gTLDs, .com,. net, .org, .info, .name and .biz and the country code domains ..ca, .cc, .cn, .de, .uk, .tv and .us.  Tucows receives revenues for each domain name, web certificate or email box registered through its system by resellers.  Tucows charges standard fees for its services that are published on its web site.  Tucows also extends volume based discounts and rebates to resellers.

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

Advertising and other revenue

Tucows’ also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com.  Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution.  Software developers use Tucows’ Author Resource Center to submit their products for inclusion in Tucows’ software libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis.  Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Revenue is also generated from companies who contract with Tucows to provide them with co-branded content and customized search agent services using Tucow’s “Sleuth” technologies.  Advertising and other revenue is recognized ratably over the period in which it is presented.

Critical Accounting Policies

The following is a brief discussion of Tucows’ critical accounting policies and methods.  Critical accounting policies are defined as those that are both important to the portrayal of the company’s financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions.  Note 2 of Tucows audited financial statements for the year ended December 31, 2003 included in the Tucows Annual Report on Form 10-K filed with the SEC on March 23, 2004, includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows’ consolidated financial statements.

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

Tucows’ also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web, site www.tucows.com.  Advertising and other revenue is recognized ratably over the period in which it is presented.  To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

Product development costs

Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 of Tucows audited financial statements for the year ended December 31, 2003 included in Tucows Annual Report on form 10-K filed with the SEC on March 23, 2004.  Tucows’ policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs.  In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment.  Management is required to use its judgment in assessing technological feasibility in determining whether development costs meet the criteria for immediate expense or capitalization.  Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

NET REVENUES

	Three months ended March 31,
	2004	2003
Net revenues	$10,174,909	$8,996,914
Increase over prior period	$1,177,995
Increase - percentage	13%

Total net revenues for the three months ended March 31, 2004 increased to approximately $10.2 million from approximately $9.0 million for the three months ended March 31, 2003, and from approximately $9.7 million for the three months ended December 31, 2003.

During the three months ended March 31, 2004, no customer accounted for more than 10% of billed revenue, and two customers accounted for 25% of accounts receivable at March 31, 2004. Subsequent to the quarter end, substantially all of the accounts receivable mentioned above was collected, and Tucows expects that the remaining amount will be collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the three months ended March 31, 2004 increased by $1.1 million, or 12.9%, to $9.6 million from $8.5 million for the three months ended March 31, 2003, or increased by $498,000, or 5.5%, from the $9.1 million for the three months ended December 31, 2003.

During the three months ended March 31, 2004, the number of domain names processed by Tucows increased by approximately 165,000 to over 1.0 million new, renewed and transferred-in domain name registrations, compared to the three months ended December 31, 2003.  This increase was due primarily to Tucows continuing to compete aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position.  These actions have resulted in Tucows average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows revenue and profitability.  Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability.  The renewal rate for domain name registrations increased to approximately 64% for the three months ended March 31, 2004 compared to approximately 63% for the three months ended December 31, 2003 and approximately 56% for the three months ended March 31, 2003.

While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows management.  During the three months ended March 31, 2004, the total number of domain names under Tucows management increased by approximately 251,000 to approximately 4.1 million.

Deferred revenue from domain name registrations and ancillary services at March 31, 2004 increased to $31.4 million from $28.6 million at December 31, 2003.

Advertising and other revenue

Advertising and other revenue for the three months ended March 31, 2004 increased by approximately $84,000, or 17.2%, to approximately $572,000 compared to approximately $488,000 for the three months ended March 31, 2003.  The increase was predominantly the result of growth in revenue from Tucows’ Author Resource Center.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain name registration and ancillary services, advertising and other revenue.  Tucows has no direct cost of revenues relating to its advertising revenues.  Cost of revenues for domain name registrations consist of registry fees and network costs.  Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services.  Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of Tucows’ network.

	Three months ended March 31,
	2004	2003
Cost of revenues	$6,445,415	$5,576,643
Increase over prior period	$868,772
Increase - percentage	16%
Percentage of revenues	63%	62%

Cost of revenues for the three months ended March 31, 2004 increased by approximately $869,000, or 15.6%, to approximately $6.4 million from approximately $5.6 million for the three months ended March 31, 2003, and increased by approximately $522,000, or 8.8%, from the approximately $5.9 million for the three months ended December 31, 2003.  The increase was primarily the result of the increase in cost of revenues from increased volumes of domain names registered and digital certificates sold during the applicable periods.  Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees.  These fees are recognized ratably over the term of the registration on a basis consistent with the recognition of revenues from Tucows’ customers.

Cost of revenues of digital content distribution services includes the costs of network operations.  The cost of network operations is composed primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2004	2003
Sales and marketing	$1,220,534	$912,336
Increase over prior period	$308,198
Increase - percentage	34%
Percentage of revenues	12%	10%

Sales and marketing expenses during the three months ended March 31, 2004 increased by approximately $308,000, or 34%, to approximately $1.2 million compared to approximately $912,000 during the three months ended March 31, 2003.  The increase was the result of increased costs related to ongoing initiatives to improve customer service and expand Tucows sales reach.  Of these increased costs, approximately $260,000 were a result of increased customer acquisition and people costs.  Also included in this increased amount is an increase in fees to ICANN of approximately $48,000 when compared to the three months ended March 31, 2003, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget and the increased number of domain names Tucows has under management.

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

	Three months ended March 31,
	2004	2003
Technical operations and development	$1,011,422	$831,769
Increase over prior period	$179,653
Increase - percentage	22%
Percentage of revenues	10%	9%

Technical operations and development expenses for the three months ended March 31, 2004 increased by approximately $180,000, or 22%, to approximately $1.0 million from approximately $832,000 for the three months ended March 31, 2003.  The increase was primarily the result of people related costs, including contract and outside service costs, net of capitalized research and development, which increased by approximately $195,000.  These increases were offset by decreases in bandwidth expenses, dues and subscriptions and other costs of approximately $15,000.

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

	Three months ended March 31,
	2004	2003
General and administrative	$1,073,072	$622,980
Increase over prior period	$450,092
Increase - percentage	72%
Percentage of revenues	11%	7%

General and administrative expenses for the three months ended March 31, 2004 increased by approximately $450,000, or 72%, to approximately $1.1 million from approximately $623,000 for the three months ended March 31, 2003.

The increase resulted primarily from Tucows recording a foreign exchange loss of approximately $41,000 for the three months ended March 31, 2004 compared to a foreign exchange gain of approximately $532,000  for the three months ended March 31, 2003.  The gain from foreign exchange achieved in the three months ended March 31, 2003 arose primarily as a result of the effect of the foreign exchange forward contracts that Tucows entered into in June 2002 to hedge portions of its Canadian dollar exposure.  Tucows entered into these forward exchange contracts as part of its policy to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  As a substantial portion of its fixed expenses continue to be incurred in Canadian dollars, Tucows financial results will remain subject to fluctuations in the foreign exchange on translation of its Canadian results into US dollars, its functional currency.  Therefore, Tucows will continue to regularly assess if it should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian to US dollar transaction exposures.  Tucows does not use forward contracts for trading purposes.

In addition, general and administrative expenses increased by approximately $130,000 during the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 as a result of additional credit card processing fees, people costs, including contractors and business taxes.

These increases were offset by decreases in professional fees by approximately $231,000, largely as a result of lower legal fees as well as by a decrease in facility and other costs of approximately $23,000.

Tucows expects general and administrative expenses to increase, in absolute dollars, on a go forward basis, as its business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2004	2003
Depreciation of property and equipment	$312,986	$434,965
Decrease over prior period	$(121,979)
Decrease - percentage	(28)%
Percentage of revenues	3%	5%

The decrease in depreciation for the three months ended March 31, 2004 compared to the corresponding three month period in 2003 was primarily due to certain of Tucows older computer software being fully depreciated.

OTHER INCOME (EXPENSES), NET

	Three months ended March 31,
	2004	2003
Other income (expenses), net	$37,633	$262,062
Decrease over prior period	$(224,429)
Decrease - percentage	(86)%

In connection with the sale of its’ back-end registry management service assets to Afilias, Tucows was entitled to earn contingent consideration of up to $1.0 million based on each name registered or renewed in the .org registry.  During the three months ended March 31, 2003, Tucows earned royalty payments of approximately $236,000 from Afilias.  As the full amount of the contingent consideration was fully paid by September 2003, no contingent consideration was received by Tucows during the quarter ended March 31, 2004.

Other income includes net interest income of approximately $38,000 and $26,000 for the three months ended March 31, 2004 and 2003, respectively.

INCOME TAXES

No provision for income taxes was recorded for the three months ended March 31, 2004 and 2003 because Tucows had operating losses to offset against its operating income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, Tucows principal source of liquidity was cash and cash equivalents of approximately $13.7 million as compared to approximately $12.9 million at December 31, 2003, an increase of approximately $744,000.  The cash and cash equivalents at March 31, 2004 represent an increase of approximately $4.1 million over the approximately $9.5 million at March 31, 2003.

Net cash provided by operating activities was approximately $567,000 for the three months ended March 31, 2004, as compared to approximately $710,000 for the three months ended March 31, 2003.  Net cash provided by operating activities for the three months ended March 31, 2004 resulted primarily from net income for the period and increases in deferred revenue (representing cash received in advance of provision of the services).  This was partially offset by an increase in prepaid domain name registry fees.  Net cash provided by operating activities for the three months ended March 31, 2003 resulted primarily from net income for the period and a net increase in deferred revenue which was partially offset by the increases in prepaid domain name registry fees.

Net cash provided by financing activities during the three months ended March 31, 2004 comprised the net proceeds from the exercise of stock options of approximately $153,000. During the three months ended March 31, 2003, no cash was provided by financing activities.

Net cash provided by investing activities was approximately $24,000 for the three months ended March 31, 2004.  This was primarily composed of approximately $132,000 of term deposits, being margin security against forward foreign exchange contracts, maturing during the period.  These proceeds were partially offset by cash used for the purchase of property and equipment of approximately $108,000.

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

If additional financing is required, Tucows may not be able to raise it on acceptable terms, or at all, and additional financing may be dilutive to existing investors.  Tucows may also evaluate potential acquisitions of other businesses, products and technologies.  To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors.  There are currently no understandings, commitments or agreements about any acquisition of other businesses, products or technologies other than the Boardtown Corporation acquisition more fully described in Note 6 to the consolidated financial statements contained in this Form 10-Q.

RISK FACTORS

Tucows’ business faces significant risks.  Some of the following risks relate principally to Tucows business and the industry and statutory and regulatory environment in which Tucows operates.  Other risks relate principally to the securities markets and ownership of Tucows stock.  The risks described below may not be the only risks Tucows faces.  Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations.  If any of the events or circumstances described in the following risk factors actually occur, Tucows’ business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Risks Related to Tucows’ Business and Industry

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from other competitive registrars.

Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains.  This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services.  In addition to Network Solutions, Tucows faces significant competition from other existing registrars and the continued introduction of new registrars in the domain name registration industry.  As of March, 2004, ICANN had accredited 196 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational.  The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share.  Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.  Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market.  As a result, Tucows may not be able to compete effectively.

The market for domain name registration continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position.  Verisign Global Registry Services charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers.  Some of Tucows’ competitors offer registration services at a price level minimally above the $6 VeriSign registry fee for each domain name registered in the .com and .net registry.  Other competitors have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis.  Tucows’ competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services.  In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

As Tucows’ business model is premised upon selling multiple services through its reseller channel, Tucows has competed aggressively to attract new clients and retain existing customers.  As a result of these actions, Tucows’ average selling prices have fallen and Tucows may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices it charges for its core domain name registration and related products and services, especially if its competitors who charge these reduced fees are able to maintain customer service comparable to Tucows.  Given the volatile nature of this market place, it is difficult to predict whether Tucows average selling prices will continue to decline.  If Tucows continues to reduce its prices in order to remain competitive this could materially adversely affect Tucows’ business, financial position and results of operations.

If the growth rate of the market for new domain names remains flat or declines, Tucows’ net revenue from registrations may fall below anticipated levels.

Demand for renewals and new registrations under .com, .net, .org and other top level domains grew moderately in 2003.  According to VeriSign, the total number of registrations under .com and ..net grew by 4.6 million in 2003.  While Tucows expects the market to continue to grow it does not expect demand for new domain name registrations to return to the high levels experienced in 2000 and 2001.  If the market for new domain name registrations declines, it would restrict the growth of Tucows’ domain name registration business and its revenues may decline.

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

The growth of Tucows’ business depends, among other things, on its resellers’ renewal of their customers’ domain name registrations through Tucows.  Resellers may choose to renew their domain names with other registrars or they may choose not to renew and pay for renewal of their domain names.  If resellers decide, for any reason, not to renew their registrations through Tucows, revenues from domain name registrations will decrease.

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

While no customer accounted for more than 10% of Tucows billed revenues in the three months ended March 31, 2004, approximately 40 resellers account for approximately 50% of Tucows’ transaction volume and approximately 60 resellers account for approximately 50% of Tucows’ billed revenue.  Tucows does not expect any customer to account for more than 10% of billed revenues in 2004.  If Tucows loses and is unable to replace any major customers, Tucows’ billed revenues will decline.

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

The country code top level domain (ccTLD) registries require registrars to comply with specific regulations.  Many of these regulations vary from ccTLD to ccTLD.  If Tucows fails to comply with the regulations imposed by ccTLD registries, these registries will likely prohibit Tucows from registering or continuing to register names in their ccTLD.  Any failure on Tucows’ part to offer domain name registrations in a significant number of ccTLDs, or in a popular ccTLD, would cause Tucows to lose a competitive advantage and could cause resellers to elect to take their business to a registrar that offers these services.

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

If Tucows’ cannot obtain or develop additional applications and services or its customers do not find any expanded product and service offerings appealing, or if Tucows fails to establish itself as a reliable source for these products and services, Tucows may remain dependent on domain name registrations as a primary source of revenue and its net revenues may fall below anticipated levels.

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

Tucows’ primary business, domain name registration services, generated 94% of the company’s net revenues during the three months ended March 31, 2004.  Tucows cannot assure you that it will be able to attain the market’s confidence as a reliable provider of products and services outside of its core business.  If, over time, Tucows fails to offer products and services that meet its customers’ needs and that are competitive with those offered in the marketplace, or its customers elect not to purchase its products and services, Tucows’ anticipated net revenues may fall below expectations, it may not generate sufficient revenue to offset the related costs and it will remain dependent on domain name registrations as its primary source of revenue.  Tucows’ inability to diversify successfully its revenue base from domain name registrations could, together with a decline in that market, materially adversely affect its business, financial condition and results of operations.

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

Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars.  Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition, and results from operations.  In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar on a quarterly and on an annual basis.  Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure.  At March 31, 2004, Tucows had no forward foreign exchange contracts.  Subsequent to March 31, 2004, Tucows entered into a series of forward exchange contracts more fully disclosed in Note 5 to the consolidated financial statements contained in this Form 10-Q.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

A substantial majority of Tucows revenues originate from online credit card transactions.  Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction.  Under credit card association’s rules, additional penalties may be imposed at the discretion of the association.  Any such potential penalties would be imposed on Tucows credit card processor by the association, and under Tucows contract with its processor, Tucows is required to reimburse it for such penalties.  Tucows current level of fraud protection is ranking its fraudulent and disputed credit card transaction history within the guidelines established by the credit card associations.  However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

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

Tucows’ quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of Tucows’ control.  Tucows’ quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

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

Risks Related to the Internet and Tucows’ Technology

Tucows business could be materially harmed if the administration and operation of the Internet no longer relies upon the existing domain name system.

The domain name registration industry continues to develop and adapt to changing technology.  This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system.  Some of Tucows’ competitors have begun registering domain names with extensions that rely on such alternate systems.  These competitors are not subject to ICANN accreditation requirements and restrictions.  Other competitors have attempted to introduce naming systems that use keywords rather than traditional domain names.  The widespread acceptance of any alternative systems could eliminate the need to register a domain name to establish an online presence and could materially adversely affect Tucows’ business, financial condition and results of operations.

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

Many users of online commerce services are highly concerned about the security of transmissions over public networks.  Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions.  Users might circumvent the measures Tucows takes to protect customers’ private and confidential information, such as credit card numbers.  Security breaches could damage Tucows’ reputation and expose it to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes.  Tucows may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches.  In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. The federal government has enacted legislation protecting the privacy of consumers’ nonpublic personal information.  Tucows cannot guarantee that its current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations.  Tucows’ failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require Tucows to change the way it conducts business or an investigation of Tucows privacy practices could increase the costs of operating Tucows’ business.

Governmental and Regulatory Risks

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt Tucows’ domain name registration business.

Before 1999, Network Solutions managed the domain name registration system for the ..com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government.  In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system.  ICANN has been subject to strict scrutiny by the public and by the government.  For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains.  In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity.  ICANN’s may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors.  Tucows continues to face the risks that:

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

On November 28, 2001, President Bush signed the Internet Tax Non-discrimination Act, which limits the ability of the states to impose taxes on Internet-based transactions.  While this legislation provided significant benefits to Internet-based businesses, it expired on November 1, 2003.  As of this time, both the House of Representatives (H.R. 49) and the Senate (S. 150) have passed bills regarding the extension of the Internet tax moratorium.  The House bill permanently extends the moratorium, but the Senate bill, passed on April 29, 2004, only approves a four-year extension. The House and Senate will now reconcile these bills in committee.  It appears, therefore, that some form of moratorium will be presented to the President for his signature.  If some form of moratorium legislation is not otherwise renewed, various states might be permitted to impose taxes on Internet-based commerce.  The imposition of such taxes, which has been heavily lobbied for by states, many of which face increasing budget deficits, could materially adversely affect Tucows business, financial condition and results of operations.

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

Risk Related to Tucows’ Stock

A limited number of principal shareholders control Tucows, which may limit your ability to influence corporate matters.

Four principal shareholders beneficially own approximately 51% of Tucows voting stock.  These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows’ assets, and also could prevent or cause a change in control.  The interests of these shareholders may differ from the interests of Tucows’ other shareholders.

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

Tucows’ stock price is highly volatile, which may make it difficult to resell your shares when you want to, at prices you find attractive.

Tucows’ stock price has varied recently and if it continues to vary, the price of its common stock may decrease in the future regardless of Tucows operating performance.  Investors may be unable to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Tucows services are developed in and are sold primarily from North America.  Tucows’ sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at March 31, 2004.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, Tucows has in the past, entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure and may do so in the future. At March 31, 2004 Tucows had no foreign exchange forward contracts outstanding.  Subsequent to March 31, 2004, Tucows entered into a series of forward exchange contracts more fully disclosed in Note 5 to the consolidated financial statements contained in this Form 10-Q.

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

The impact of the foreign exchange forward contracts for the three months ended March 31, 2004 was a net loss of approximately $19,000, and for the three months ended March 31, 2003, the impact was a net gain of approximately $547,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

Tucows has performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2004. The analysis used a modeling technique that compares the US dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2004 of approximately $301,000.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of Tucows. Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.  There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on Tucow’s results of operations.

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

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

Since March 23, 2004, the date of the filing of Tucows’ Form 10-K for the year ending December 31, 2003, there have been no new material legal proceedings involving Tucows.  Tucows cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require Tucows to incur significant litigation expense and may result in significant diversion of management attention.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)           Reports on Form 8-K.

Form 8-K furnished on February 9, 2004 under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to Tucows’ performance in the fourth quarter of 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.