Form 10-Q
period 2004-06-30
TUCOWS INC /PA/
filed 2004-08-13
CIK 909494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2004
Common Stock, no par value	66,791,501

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30 2004	December 31, 2003
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$11,918,720	$12,912,811
Restricted cash	361,250	132,500
Accounts receivable, net of allowance for doubtful accounts of $20,000 as of June 30, 2004 and $50,000 as of December 31, 2003	638,604	486,289
Prepaid expenses and deposits	2,047,274	2,061,948
Prepaid domain name registry fees, current portion	15,309,091	13,204,566
Total current assets	30,274,939	28,798,114

Prepaid domain name registry fees, long-term portion	6,327,869	5,136,194
Property and equipment	824,195	1,048,400
Intangible assets	2,324,787	—
Investments	353,737	353,737
Cash held in escrow	1,000,000	—

Total assets	$41,105,527	$35,336,445

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,283,037	$1,632,294
Accrued liabilities	2,062,852	2,088,235
Customer deposits	2,173,090	2,160,601
Deferred revenue, current portion	23,554,350	20,715,191
Total current liabilities	29,073,329	26,596,321

Deferred revenue, long-term portion	9,411,802	7,874,001

Stockholders’ equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 66,597,688 shares issued and outstanding as of June 30, 2004 and 64,626,429 shares issued and outstanding as of December 31, 2003	9,459,696	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	—	(20,593)
Deficit	(56,831,429)	(57,646,100)
Total stockholders’ equity	2,620,396	866,123

Total liabilities and stockholders’ equity	$41,105,527	$35,336,445

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net revenues	$10,638,965	$9,167,299	$20,813,874	$18,164,213
Cost of revenues	6,558,400	5,682,722	13,003,815	11,259,365
Gross profit	4,080,565	3,484,577	7,810,059	6,904,848

Operating expenses:
Sales and marketing (*)	1,124,726	956,887	2,345,260	1,869,223
Technical operations and development	1,140,870	1,018,925	2,152,292	1,850,694
General and administrative (*)	834,503	1,155,219	1,907,575	1,778,199
Depreciation of property and equipment	317,331	441,951	630,317	876,916
Amortization of intangible assets	39,680	—	39,680	—
Total operating expenses	3,457,110	3,572,982	7,075,124	6,375,032

Income from operations	623,455	(88,405)	734,935	529,816

Other income:
Interest income, net	42,103	30,047	79,736	56,496
Gain on disposal of Liberty Registry Management Services Inc.	—	636,277	—	871,890
Total other income	42,103	666,324	79,736	928,386

Income before provision for income taxes	665,558	577,919	814,671	1,458,202
Provision for income taxes	—	—	—	—

Net income for the period	$665,558	$577,919	$814,671	$1,458,202

Basic and diluted earnings per common share	$0.01	$0.01	$0.01	$0.02

Shares used in computing basic earnings per common share	65,991,867	64,626,429	65,341,377	64,626,429

Shares used in computing diluted earnings per common share	72,370,411	64,674,737	72,144,584	64,652,926

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$—	$27,406	$16,834	$54,511
General and administrative	$—	$13,158	$3,759	$26,171

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Cash provided by:
Operating activities:
Net income for the period	$665,558	$577,919	$814,671	$1,458,202
Items not involving cash:
Depreciation of property and equipment	317,331	441,951	630,317	876,916
Amortization of intangible assets	39,680	—	39,680	—
Gain on change in the fair value of forward contracts	(110,148)	(337,358)	(91,263)	(884,228)
Stock-based compensation	—	40,564	20,593	80,682
Gain on disposal of Liberty Registry Management Services Inc.	—	(636,277)	—	(871,890)
Change in non-cash operating working capital:
Accounts receivable	(11,616)	(38,260)	(74,284)	34,114
Prepaid expenses and deposits	75,495	2,262	110,615	(3,577)
Prepaid domain name registry fees	(1,259,188)	(709,212)	(3,296,200)	(1,668,636)
Accounts payable	26,192	(9,148)	(349,257)	(210,571)
Accrued liabilities	32,939	479,410	(222,482)	296,638
Customer deposits	50,481	143,523	3,600	141,709
Deferred revenue	1,569,497	844,488	4,376,960	2,260,190

Cash provided by operating activities	1,396,221	799,862	1,962,950	1,509,549

Financing activities:
Proceeds received on exercise of stock options	491,407	—	644,469	—

Cash provided by financing activities	491,407	—	644,469	—

Investing activities:
Additions to property and equipment	(245,106)	(152,425)	(353,250)	(620,622)
(Increase) decrease in restricted cash - being margin security against forward exchange contracts	(361,250)	225,000	(228,750)	450,000
Acquisition of Boardtown Corporation, net of cash acquired	(2,019,510)	—	(2,019,510)	—
Increase in cash held in escrow	(1,000,000)	—	(1,000,000)	—
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	636,277	—	871,890

Cash provided by (used in) investing activities	(3,625,866)	708,852	(3,601,510)	701,268

(Decrease) increase in cash and cash equivalents	(1,738,238)	1,508,714	(994,091)	2,210,817

Cash and cash equivalents, beginning of period	13,656,958	9,546,932	12,912,811	8,844,829

Cash and cash equivalents, end of period	$11,918,720	$11,055,646	$11,918,720	$11,055,646

Supplemental cash flow information:
Interest paid	$53	$144	$53	$316

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Boardtown Corporation	$274,540	$—	$274,540	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (the “Company” or “Tucows”), is a global distributor of Internet services, including domain name registration, security and identity products, billing, provisioning and customer care software solutions, email services, managed Domain Name Services (“DNS”), blogware and website building tools, through its global Internet-based distribution network of Internet service providers, web hosting companies and other providers of Internet services to end-users.

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at June 30, 2004 and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income, as reported	$665,558	$577,919	$814,671	$1,458,202
Add stock-based employee compensation expense included in reported net income, net of tax	$—	40,564	20,593	80,682
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(34,039)	(89,414)	(218,710)	(196,409)
Net income, pro forma	$631,519	$529,069	$616,554	$1,342,475
Earnings per common share, as reported	$0.01	$0.01	$0.01	$0.02
Earnings per common share, pro forma	$0.01	$0.01	$0.01	$0.02

The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.  ACQUISITION OF BOARDTOWN CORPORATION:

On April 27, 2004, Tucows (Delaware) Inc., one of the Company’s wholly owned subsidiaries, finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation (“Boardtown”) for total purchase consideration of up to $4.0 million.  The Company has paid $2.0 million of this consideration in cash and $274,540 by the issuance of 356,546 Tucows Inc. common shares.  The remaining $1.75 million in consideration is being held in escrow contingent upon the achievement of certain performance milestones and to secure certain warranties, representations and covenants in the acquisition agreement.  Of the remaining $1.75 million held in escrow, $750,000 is in the form of 1,069,644

Tucows Inc. common shares and $1.0 million is in cash.  This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

The total aggregate consideration paid at June 30, 2004 amounting to $2,321,782 is composed of:

•                  $2,000,000 paid in cash;

•                  $274,540 (based on Tucows Inc.’s average share price for the 2 days before and 2 days after April 21 2004, the date of the announcement of the transaction, of $0.77 per share for 356,546 Tucows Inc. shares); and

•                  $47,242 of transaction costs.

The fair value of assets acquired based on the consideration paid, is as follows:

Current assets (including cash of $27,732)		$110,440
Property and equipment		52,861
Intangible assets including:
Technology	540,000
Brand	170,000
Customer relationship	500,000
Non-compete	190,000
Goodwill	964,467	2,364,467
Current liabilities		(205,986)

		$2,321,782

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the for the three and six months ended June 30, 2004 and 2003, as if the acquisition had occurred at the beginning of the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net revenues	$10,740,246	$9,519,484	$21,218,875	$18,956,510
Net income	605,966	685,868	834,532	1,772,386
Earnings per share	0.01	0.01	0.01	0.03

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

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods.  Potentially dilutive common shares assumes the exercising of all options, if dilutive, in the period.  Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.

5.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Domain name and ancillary services	$9,973,019	$8,729,655	$19,575,500	$17,238,705
Advertising and other revenue	665,946	437,644	1,238,374	925,508
	$10,638,965	$9,167,299	$20,813,874	$18,164,213

6.  COMMITMENTS AND CONTINGENCIES:

(a)                                  At June 30, 2004, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2004.

b)                                     Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of reducing some of the impact of foreign currency exchange movements.  Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure from time to time.  In April 2004, Tucows entered into a series of forward foreign exchange contracts (“Contracts”) whereby $425,000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2004 at foreign exchange rates varying from 1.3608 to 1.3663.  The notional principal of the outstanding Contracts at June 30, 2004 was $5,100,000.  As margin security against these Contracts, the Company placed $361,250 into secured term deposits, which mature on a monthly basis in line with the Contracts and are reflected as restricted cash on the balance sheet.  At December 31, 2003, $132,500 had been placed into secured term deposits as marginal security against contracts that existed at that time.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003, the FASB issued FIN 46R which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003 and otherwise to interests in VIEs for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. FIN 46R provides specific guidance for determining when an entity is a VIE and who, if anyone, should consolidate the VIE. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Form 10-Q include statements regarding the following: Tucows plans to introduce a number of additional Internet services; Tucows expectations regarding its collections of accounts receivable; the expected increases in sales and marketing expenses and general and administrative expenses; expected small increases in technical operations and development expenses; the number of new, renewed and transferred-in domain names; the future cost of Tucows revenues; the growth in domain name registration; and Tucows’ belief that its cash and cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under the caption “Risk Factors”.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

OVERVIEW

Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 resellers in over 100 countries.  Tucows is an accredited registrar with the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and generates revenue primarily through the provision of domain name registration and other Internet services to resellers who offer such services to their own customers.  These resellers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies (collectively referred to as “Service Providers”) that typically provide a critical component of an end-user’s Internet presence and have a very high level of interaction with the end-user.  In addition to domain name registration services, Tucows currently provides Service Providers with security and identity services (through digital certificates), billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools and plans to introduce a number of additional Internet services in the future. Tucows’ primarily distributes its services to Service Providers using its Open Shared Reseller System, or “OpenSRS” platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows’ services to their end-users.  Tucows’ provides services for Service Providers to either consume directly or for bundling and resale to end users. This allows Service Providers to deal directly with their own end-user customers.  By using Tucows’ services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies.

Tucows’ goal is to leverage its global distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis.

In addition to generating revenue through the provision of domain name registration and other Internet services, Tucows’ generates advertising and other revenue through its online libraries of shareware, freeware and online services available at its web site, www.tucows.com.  Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution.  Software developers use Tucows’ Author Resource Center to submit their products for inclusion in the Tucows libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis.  The libraries are available to end-users around the world via Tucows’ Internet facilities and via a global network of Internet service companies who elect to mirror the Tucows libraries locally.  Tucows also generates revenue from companies who contract with it to provide them with co-branded content and customized search agent services using Tucows’ “Sleuth” technologies.

Net Revenues

Tucows generates net revenues primarily through the provision of domain name registration and ancillary services.  Other revenue sources include advertising and other revenue.

Domain name registration and ancillary services

Tucows generates the majority of its net revenues from domain name registration and ancillary services on both a wholesale and retail basis.  Tucows earns registration fees in connection with new, renewed and transferred-in registrations or when an ancillary service is activated.  These services are generally purchased for terms of one to ten years.  Payments for the full term of all services are received at the time of activation of service (“billed revenue”) but are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

For Service Providers, Tucows offers domain name registration and ancillary services, which currently consist of digital certificates, billing, provisioning and customer care software solutions, email services, managed DNS, blogware and website building tools.  Service Providers use these services to create bundles of Internet services for their end-users.  The domain name registration services offered by Tucows are for the generic top level domains, or gTLDs, .com,. net, .org, .info, .name and .biz and the country code domains .ca, .cc, .cn, .de, .uk, .tv and .us.  Tucows receives revenues for each domain name or ancillary service registered through its system by resellers.  Tucows charges standard fees for its services that are published on its web site.  Tucows also extends volume based discounts and rebates to resellers.

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

Revenue recognition policy

Tucows earns revenues from:

•                                          Domain name registration fees on both a wholesale and retail basis and ancillary services; and

•                                          Advertising and other revenue.

Tucows derives the vast majority of its net revenues from domain name registration fees and ancillary services.  Service has been provided once Tucows has confirmation that the requested domain name has been appropriately recorded in the registry under contractual performance standards or the ancillary service has been activated.  Payments for the full term of the registration or ancillary service is generally received at the time of provision of the service and is recorded as deferred revenue and are recognized as earned ratably over the term of provision of service.

Revenue from license sales is recognized when: (i) there is a signed agreement; (ii) the software is delivered (iii) the license fee is fixed and determinable; (iv) no significant vendor obligations remain; and (v) collection of the resulting receivable is determined as reasonably assured by management.  License maintenance fees are generally collected annually, in advance, and are recognized over the term of the maintenance agreement, typically 12 months, renewable annually.  Revenue from professional and application services are recognized as such services are provided to customers.  Tucows also enters into multiple-element arrangements (e.g., a sales arrangement including delivered and undelivered software products, maintenance and professional services) where the fees are allocated to each element based on vendor specific objective evidence (“VSOE”) of each element’s fair value.  Where sufficient VSOE does not exist for undelivered elements, revenue for delivered elements is deferred until the earlier of when VSOE is established or when all elements in the arrangement have been delivered.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

NET REVENUES

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$10,638,965	$9,167,299	$20,813,874	$18,164,213
Increase over prior period	$1,471,666		$2,649,661
Increase - percentage	16%		15%

The increase in revenues primarily reflects growth in revenues from Tucows domain name registration and ancillary services business.

Total net revenues for the three months ended June 30, 2004 increased by approximately 16% to approximately $10.6 million from approximately $9.2 million for the three months ended June 30, 2003, and increased by approximately 5% from approximately $10.2 million for the three months ended March 31, 2004.  The acquisition of Boardtown Corporation in April 2004 did not have a material impact on revenue during the quarter.

Total net revenues for the six months ended June 30, 2004 increased by approximately 15% to approximately $20.8 million from approximately $18.2 million for the six months ended June 30, 2003.

During the three and six months ended June 30, 2004, no customer accounted for more than 5% of billed revenue, and one customer accounted for 25% (approximately $158,000) of accounts receivable at June 30, 2004.  Significant management judgement is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured.  On an ongoing basis, Tucows assesses the ability of its customers to make required payments.  Based on this assessment, Tucows expects the above receivable to be fully collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the three months ended June 30, 2004 increased by approximately $1.3 million, or 14%, to approximately $10.0 million from approximately $8.7 million for the three months ended June 30, 2003, and increased by approximately $369,000, or 4%, from the approximately $9.6 million for the three months ended March 31, 2004.

Net revenues from domain name and ancillary services for the six months ended June 30, 2004 increased by approximately $2.4 million, or 14%, to approximately $19.6 million from approximately $17.2 million for the six months ended June 30, 2003.

During the three months ended June 30, 2004, the number of domain names processed by Tucows increased by approximately 177,000, or 23%, to approximately 941,000 new, renewed and transferred-in domain name registrations, compared to the three months ended June 30, 2003.  This increase was due primarily to Tucows continuing to compete aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position.  These actions have resulted in Tucows average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows revenue and profitability.  Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability.  The number of domain names processed by Tucows during the quarter dropped by approximately 74,000, or 7%, when compared to the three months ended March 31, 2004 primarily as a result of seasonality and registration patterns. The renewal rate for domain name registrations increased to approximately 66% for the three months ended June 30, 2004 compared to approximately 65% for the three months ended March 31, 2004 and approximately 59% for the three months ended June 30, 2003.

While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows management.  During the three months ended June 30, 2004, the total number of domain names under Tucows management increased by approximately 152,000 to approximately 4.2 million.

Deferred revenue from domain name registrations and ancillary services at June 30, 2004 increased by approximately $1.6 million, or 5%, to approximately $33.0 million from approximately $31.4 million at March 31, 2004.

Advertising and other revenue

Advertising and other revenue for the three months ended June 30, 2004 increased by approximately $228,000, or 52%, to approximately $666,000 compared to approximately $438,000 for the three months ended June 30, 2003, and increased by approximately $94,000, or 17%, from approximately $571,000 for the three months ended March 31, 2004.  The increase was largely the result of growth in revenue from syndicated advertising revenue.

Advertising and other revenue for the six months ended June 30, 2004 increased by approximately $313,000, or 34%, to approximately $1.2 million compared to approximately $926,000 for the six months ended June 30, 2003.  The increase was largely the result of growth in revenue from syndicated advertising revenue.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain name registration and ancillary services, advertising and other revenue.  Cost of revenues for domain name registrations represents the amortization of registry fees, on a straight-line basis, over the registration term and on a basis consistent with the recognition of revenues from Tucows’ customers and network costs.  Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees.  Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services.  Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of Tucows’ network.

Cost of revenues for ancillary services consist of fees paid to third-party service providers and network costs and are recognized ratably over the periods in which the services are provided.

Tucows has minimal direct cost of revenues associated with its advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of Tucows gross profit of the same amount.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cost of revenues	$6,558,400	$5,682,722	$13,003,815	$11,259,365
Increase over prior period	$875,678		$1,744,450
Increase - percentage	15%		15%
Percentage of net revenues	62%	62%	62%	62%

Cost of revenues for the three months ended June 30, 2004 increased by approximately $876,000, or 15%, to approximately $6.6 million from approximately $5.7 million for the three months ended June 30, 2003, and increased by approximately $113,000, or 2%, from the approximately $6.4 million for the three months ended March 31, 2004.

Cost of revenues for the six months ended June 30, 2004 increased by approximately $1.7 million, or 15%, to approximately $13.0 million from approximately $11.3 million for the six months ended June 30, 2003

The increase was primarily the result of the increase in cost of revenues from increased volumes of domain names registered and ancillary services sold during the applicable periods.   Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales and marketing	$1,124,726	$956,887	$2,345,260	$1,869,223
Increase over prior period	$167,839		$476,037
Increase - percentage	18%		25%
Percentage of net revenues	11%	10%	11%	10%

Sales and marketing expenses during the three months ended June 30, 2004 increased by approximately $168,000, or 18%, to approximately $1.1 million compared to approximately $957,000 during the three months ended June 30, 2003.

The increase was the result of increased costs related to ongoing initiatives to improve customer service and expand Tucows sales reach.  Of these increased costs, approximately $182,000 was as a result of increased customer acquisition and people costs.  Also included in this increased amount is an increase in fees to ICANN of approximately $44,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget and the increased number of domain names Tucows has under management, as well as a slight increase in travel and other expenses of approximately $21,000.  This was offset in part by a decrease in marketing expenses in the amount of approximately $79,000, related to reduced spending on both media advertising and other marketing programs.

Sales and marketing expenses during the six months ended June 30, 2004 increased by approximately $476,000, or 25%, to approximately $2.3 million compared to approximately $1.9 million during the six months ended June 30, 2003.

The increase was the result of increased costs related to ongoing initiatives to improve customer service and expand Tucows sales reach.  Of these increased costs, approximately $427,000 was a result of increased customer acquisition and people costs.  Also included in this increased amount is an increase in fees to ICANN of approximately $93,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget and the increased number of domain names Tucows has under management, as well as a slight increase in travel and other expenses of approximately $27,000.  This was offset in part by a decrease in marketing expenses in the amount of approximately $71,000, related to reduced spending on both media advertising and other marketing programs.

Tucows believes that sales and marketing expenses will increase, in absolute dollars, on a go forward basis as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure.  This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names and ancillary services and to distribute its digital content services.  Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development.  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project.  All other costs are expensed as incurred.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Technical operations and development	$1,140,870	$1,018,925	$2,152,292	$1,850,694
Increase over prior period	$121,945		$301,598
Increase - percentage	12%		16%
Percentage of net revenues	11%	11%	10%	10%

Technical operations and development expenses for the three months ended June 30, 2004 increased by approximately $122,000, or 12%, to approximately $1.1 million from approximately $1.0 million for the three months ended June 30, 2003, and increased by approximately $129,000, or 13%, from approximately $1.0 million for the three months ended March 31, 2004.

The increase was primarily the result of people related costs, including contract and outside service costs, net of capitalized costs, which increased by approximately $139,000 compared to the three months ended June 30, 2003.  These increases were offset by decreases in travel, dues and subscriptions and other costs of approximately $17,000.  When compared to the three months ended March 31, 2004, the increase was primarily the result of people related costs, including contract and outside service costs, net of capitalized research and development, which increased by approximately $115,000, as well as increases in quality assurance testing, dues and subscriptions and other costs of approximately $14,000.

Technical operations and development expenses for the six months ended June 30, 2004 increased by approximately $302,000, or 16%, to approximately $2.2 million from approximately $1.9 million for the six months ended June 30, 2003.

The increase was primarily the result of people related costs, including contract and outside service costs, inclusive of capitalized costs, which increased by approximately $334,000, which was offset by decreases in travel, dues and subscriptions and other costs of approximately $32,000.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
General and administrative	$834,503	$1,155,219	$1,907,575	$1,778,199
(Decrease) / Increase over prior period	$(320,716)		$129,376
(Decrease) / Increase - percentage	(28)%		7%
Percentage of net revenues	8%	13%	9%	10%

General and administrative expenses for the three months ended June 30, 2004 decreased by approximately $321,000, or 28%, to approximately $835,000 from approximately $1.2 million for the three months ended June 30, 2003, and decreased by approximately $239,000, or 22%, from approximately $1.1 million for the three months ended March 31, 2004.

The decrease compared to the three months ended June 30, 2003 resulted primarily from a decrease in professional fees of approximately $678,000, predominantly as a result of incurring costs for advice obtained in connection with the evaluation of strategic alternatives in the three months ended June 30, 2003.  This decrease was also as a result of lower people and public listing costs of approximately $88,000.  These decreases were offset by Tucows recording a foreign exchange gain of approximately $116,000 for the three months ended June 30, 2004 when compared to a gain of approximately $498,000 for the three months ended June 30, 2003.  The gain from foreign exchange achieved in the three months ended June 30, 2004 arose primarily as a result of the effect of the foreign exchange forward contracts that Tucows entered into to hedge portions of its Canadian dollar exposure.  Tucows entered into these forward exchange contracts as part of its policy to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  As a substantial portion of its fixed expenses continue to be incurred in Canadian dollars, Tucows financial results will remain subject to fluctuations in the foreign exchange on translation of its Canadian dollar results into US dollars, its functional currency.  Therefore, Tucows will continue to regularly assess if it should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to US dollar transaction exposures.  Tucows does not use forward contracts for trading purposes.  In addition, additional general and administrative costs were incurred in connection with travel, telephone, bank and other miscellaneous costs in the amount of approximately $63,000.

When compared to the three months ended March 31, 2004, the decrease of approximately $239,000 or 22% resulted primarily from the gain on foreign exchange of approximately $116,000 for the three months ended June 30, 2004 compared to a loss of approximately $41,000 for the three months ended March 31, 2004.  In addition, the decrease in people costs, state taxes, bank and credit card processing fees as well as sundry miscellaneous costs accounted for approximately $222,000 of the decrease.  These decreases were offset by additional professional fees, facility and public listing costs of approximately $140,000.

General and administrative expenses for the six months ended June 30, 2004 increased by approximately $129,000, or 7%, to approximately $1.9 million from approximately $1.8 million for the six months ended June 30, 2003.

The increase resulted primarily from Tucows recording a foreign exchange gain of approximately $74,000 for the six months ended June 30, 2004 compared to approximately $1.0 million for the six months ended June 30, 2003.  In addition, additional costs were incurred in connection with bank and credit card processing fees, taxes and other miscellaneous costs in the amount of approximately $122,000.  These increases were offset in part by a decrease in professional fees of approximately $909,000, predominantly as a result of incurring costs for advice obtained in connection with the evaluation of strategic alternatives in the six months ended June 30, 2003.  In addition, lower public listing and people costs offset the increase by approximately $41,000.

Tucows expects general and administrative expenses to increase, in absolute dollars, on a go forward basis, as its business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Depreciation of property and equipment	$317,331	$441,951	$630,317	$876,916
Decrease over prior period	$(124,620)		$(246,599)
Decrease - percentage	(28)%		(28)%
Percentage of net revenues	3%	5%	3%	5%

The decrease in depreciation for the three and six months ended June 30, 2004 compared to the corresponding periods in 2003 was primarily due to certain of Tucows older computer software being fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets consists of amounts arising on the acquisition of Boardtown Corporation in April 2004.  The technology, brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown Corporation are amortized on a straight-line basis over three years.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Amortization of intangible assets	$39,680	$—	$39,680	$—

t

OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Other income (expenses), net	$42,103	$666,324	$79,736	$928,386
Decrease over prior period	$(624,221)		$(848,650)
Decrease - percentage	(94)%		(91)%
Percentage of net revenues	0%	7%	0%	5%

In connection with the sale of its back-end registry management service assets to Afilias in 2002, Tucows was entitled to earn contingent consideration of up to $1.0 million based on each name registered or renewed in the .org registry.  During the three and six months ended June 30, 2003, Tucows earned royalty payments of approximately $636,000 and $872,000, respectively, from Afilias.  As the full amount of the contingent consideration was fully paid by September 2003, no contingent consideration was received by Tucows during the three or six months ended June 30, 2004.

Other income includes net interest income of approximately $42,000 and $30,000 for the three months ended June 30, 2004 and 2003, respectively, as well as approximately $80,000 and $56,000 for the six month periods ended June 30, 2004 and 2003, respectively.

INCOME TAXES

In preparing its financial statements, Tucows makes estimates of its current tax obligations and temporary differences resulting from timing differences for reporting items for financial statement and tax purposes, the most significant of which is deferred revenue. Tucows recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances are established when appropriate, based on management’s judgment, to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

No provision for income taxes was recorded for the three and six months ended June 30, 2004 and 2003 because Tucows had operating losses to offset against its operating income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, Tucows principal source of liquidity was cash and cash equivalents of approximately $11.9 million as compared to approximately $12.9 million at December 31, 2003, a decrease of approximately $1.0 million.  The cash and cash equivalents at June 30, 2004 represent a decrease of approximately $1.8 million when compared to the approximately $13.7 million at March 31, 2004.  The primary reason for this decease in cash and cash equivalents was the payment of $2.0 million and the transfer of an additional $1.0 million into escrow in connection with the acquisition of Boardtown Corporation in April 2004.

Net cash provided by operating activities was approximately $2.0 million for the six months ended June 30, 2004, as compared to approximately $1.5 million for the six months ended June 30, 2003.  Net cash provided by operating activities for the six months ended June 30, 2004 resulted primarily from net income for the period and increases in deferred revenue (representing cash received in advance of provision of the services).  This was partially offset by an increase in prepaid domain name registry fees.  Net cash provided by operating activities for the six months ended June 30, 2003 resulted primarily from net income for the period and a net increase in deferred revenue, which was partially offset by increases in prepaid domain name registry fees.

Net cash provided by financing activities during the six months ended June 30, 2004 was composed of net proceeds from the exercise of stock options of approximately $644,000. During the six months ended June 30, 2003, no cash was provided by financing activities.

Net cash used in investing activities was approximately $3.6 million for the six months ended June 30, 2004.  This was primarily composed of $2.0 million paid in connection with the acquisition of Boardtown Corporation in April 2004, $1.0 million transferred into escrow in connection with the Boardtown acquisition and the purchase of approximately $229,000 of additional term deposits less those maturing, as margin security against forward foreign exchange contracts entered into, net of those maturing.  In addition, cash used for the purchase of property and equipment during the six months ended June 30, 2004 amounted to approximately $353,000.

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

Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the .com, .net and .org domains.  This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services.  In addition to Network Solutions, Tucows faces significant competition from other existing registrars and the continued introduction of new registrars in the domain name registration industry.  As of July 2004, ICANN had accredited 252 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational.  The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share.  Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.  Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market.  As a result, Tucows may not be able to compete effectively.

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

No customer accounted for more than 5% of Tucows billed revenues in the three and six months ended June 30, 2004.  Tucows does not expect any customer to account for more than 10% of billed revenues in 2004.  If Tucows loses and is unable to replace any major customers, Tucows’ billed revenues will decline.

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

Tucows’ primary business, domain name registration and ancillary services, generated 94% of the company’s net revenues during the three months ended June 30, 2004.  Tucows cannot assure you that it will be able to attain the market’s confidence as a reliable provider of products and services outside of its core business.  If, over time, Tucows fails to offer products and services that meet its customers’ needs and that are competitive with those offered in the marketplace, or its customers elect not to purchase its products and services, Tucows’ anticipated net revenues may fall below expectations, it may not generate sufficient revenue to offset the related costs and it will remain dependent on domain name registrations as its primary source of revenue.  Tucows’ inability to diversify successfully its revenue base from domain name registrations could, together with a decline in that market, materially adversely affect its business, financial condition and results of operations.

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

Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars.  Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition, and results from operations.  In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar on a quarterly and on an annual basis.  Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure.   At June 30, 2004, Tucows had $5.1 million in notional forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at rates ranging between 1.3592 and 1.3642 which expire on various dates to December 31, 2004.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

A substantial majority of Tucows revenues originate from online credit card transactions.  Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction.  Under credit card association’s rules, additional penalties may be imposed at the discretion of the association.  Any such potential penalties would be imposed on Tucows credit card processor by the association and under Tucows contract with its processor, Tucows is required to reimburse it for such penalties.  Tucows current level of fraud protection is ranking its fraudulent and disputed credit card transaction history within the guidelines established by the credit card associations.  However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

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

Before 1999, Network Solutions managed the domain name registration system for the ..com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government.  In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system.  ICANN has been subject to strict scrutiny by the public and by the government.  For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains.  In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity.  ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors.  Tucows continues to face the risks that:

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Tucows services are developed in and are sold primarily from North America.  Tucows’ sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at June 30, 2004.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure.  These contracts, entered into in April 2004, have a remaining hedging period of six months.

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

The impact of the foreign exchange forward contracts for the three months ended June 30, 2004 was a net gain of approximately $110,000, and for the six months ended June 30, 2004, the impact was a net gain of approximately $91,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

Tucows has performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2004. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant.  Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2004.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2004 of approximately $281,000.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of Tucows.  Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.  There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on Tucow’s results of operations.

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

PART II.

OTHER INFORMATION

Item 1.           Legal Proceedings

Since March 23, 2004, the date of the filing of Tucows’ Form 10-K for the year ended December 31, 2003, there have been no new material legal proceedings involving Tucows.  Tucows cannot assure you that it will prevail in any litigation. Regardless of the outcome, any litigation may require Tucows to incur significant litigation expense and may result in significant diversion of management attention.

Item 4.           Submission of Matters to a Vote of Security Holders

Tucows Annual Meeting of Shareholders was held on June 1, 2004.  Holders of an aggregate of 65,239,717 shares of Tucows common stock at the close of business on April 19, 2004 were entitled to vote at the meeting, of which 53,365,499 were present in person or represented by proxy.  At such meeting, Tucows’ shareholders voted as follows:

Proposal 1. To elect five directors to serve until the 2005 Annual Meeting of Shareholders or until their respective successors shall have been duly selected and qualified.

Nominee	Votes For	Votes Withheld
Stanley Stern	53,310,724	54,775
Elliot Noss	52,201,337	1,164,162
Erez Gissin	53,284,618	80,881
Alan Lipton	53,301,944	63,555
Lloyd Morrisett	53,312,154	53,345

No other persons were nominated, or received votes, for election as directors at the 2004 Annual Meeting of Shareholders.  There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2. To ratify the appointment of KPMG LLP as independent auditors of Tucows and its subsidiaries for the fiscal year ending December 31, 2004.

	Votes For	Votes Against	Votes Abstained
Ratification of Appointment of KPMG LLP	53,315,426	25,307	24,766

There were no broker non-votes with respect to this proposal.

Item 6.           Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description

10.1	Separation Agreement and General Release with Supriyo Sen dated June 10, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)                                 Reports on Form 8-K.

•                  Form 8-K furnished on May 17, 2004 under Item 9, “Regulation FD Disclosure” (with respect fees paid to independent auditors for the year ended December 31, 2003).

•                  Form 8-K furnished on May 11, 2004 under Item 2, “Acquisition or Disposition of Assets” (with respect to Tucows’ acquisition of Boardtown Corporation).

•                  Form 8-K furnished on May 6, 2004 under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to Tucows’ performance in the first quarter of 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and General Release with Supriyo Sen dated June 10, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.