Form 10-Q
period 2004-09-30
TUCOWS INC /PA/
filed 2004-11-12
CIK 909494

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2004
Common Stock, no par value	66,817,250

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30 2004	December 31, 2003
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$13,132,599	$12,912,811
Restricted cash	212,500	132,500
Accounts receivable, net of allowance for doubtful accounts of $20,000 as of September 30, 2004 and $50,000 as of December 31, 2003	1,021,235	486,289
Prepaid expenses and deposits	2,076,208	2,061,948
Prepaid domain name registry fees, current portion	14,965,313	13,204,566
Total current assets	31,407,855	28,798,114

Prepaid domain name registry fees, long-term portion	6,302,125	5,136,194
Property and equipment	780,276	1,048,400
Intangible assets	1,301,280	—
Goodwill	964,467	—
Investments	353,737	353,737
Cash held in escrow	1,000,000	—
Total assets	$42,109,740	$35,336,445

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,344,361	$1,632,294
Accrued liabilities	2,731,033	2,088,235
Customer deposits	2,005,901	2,160,601
Deferred revenue, current portion	23,085,010	20,715,191
Total current liabilities	29,166,305	26,596,321

Deferred revenue, long-term portion	9,420,767	7,874,001

Stockholders’ equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 66,817,250 shares issued and outstanding as of September 30, 2004 and 64,626,429 shares issued and outstanding as of December 31, 2003	9,541,277	8,540,687
Additional paid-in capital	49,992,129	49,992,129
Deferred stock-based compensation	—	(20,593)
Deficit	(56,010,738)	(57,646,100)
Total stockholders’ equity	3,522,668	866,123

Total liabilities and stockholders’ equity	$42,109,740	$35,336,445

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net revenues	$12,381,326	$9,315,760	$33,195,200	$27,479,973
Cost of revenues	7,654,475	5,807,808	20,658,290	17,067,173
Gross profit	4,726,851	3,507,952	12,536,910	10,412,800

Operating expenses:
Sales and marketing (*)	1,370,932	922,028	3,716,192	2,791,251
Technical operations and development	1,107,590	1,016,404	3,259,882	2,867,098
General and administrative (*)	1,388,421	1,266,708	3,295,996	3,044,907
Depreciation of property and equipment	187,158	289,424	817,475	1,166,340
Amortization of intangible assets	59,040	—	98,720	—
Total operating expenses	4,113,141	3,494,564	11,188,265	9,869,596

Income from operations	613,710	13,388	1,348,645	543,204

Other income:
Interest income, net	56,549	37,888	136,285	94,384
Gain on disposal of Liberty Registry Management Services Inc.	—	128,110	—	1,000,000
Total other income	56,549	165,998	136,285	1,094,384

Income before provision for income taxes	670,259	179,386	1,484,930	1,637,588
Provision for (recovery of) income taxes	(150,432)	—	(150,432)	—

Net income for the period	$820,691	$179,386	$1,635,362	$1,637,588

Basic and diluted earnings per common share	$0.01	$0.00	$0.02	$0.03

Shares used in computing basic earnings per common share	66,800,369	64,626,429	65,831,258	64,626,429

Shares used in computing diluted earnings per common share	68,477,632	64,726,663	67,728,525	64,677,776

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$—	$27,707	$16,834	$82,218
General and administrative	$—	$13,303	$3,759	$39,474

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Cash provided by:
Operating activities:
Net income for the period	$820,691	$179,386	$1,635,362	$1,637,588
Items not involving cash:
Depreciation of property and equipment	187,158	289,424	817,475	1,166,340
Amortization of intangible assets	59,040	—	98,720	—
(Gain) loss on change in the fair value of forward contracts	(97,512)	307,758	(188,775)	(576,470)
Stock-based compensation	—	41,010	20,593	121,692
Gain on disposal of Liberty Registry Management Services Inc.	—	(128,110)	—	(1,000,000)
Change in non-cash operating working capital:
Accounts receivable	(382,631)	(107,592)	(456,915)	(73,478)
Prepaid expenses and deposits	68,578	414,888	179,193	411,311
Prepaid domain name registry fees	369,522	(803,976)	(2,926,678)	(2,472,612)
Accounts payable	61,324	(90,237)	(287,933)	(300,808)
Accrued liabilities	668,181	(317,806)	445,699	(21,168)
Customer deposits	(167,189)	(65,056)	(163,589)	76,653
Deferred revenue	(460,375)	856,702	3,916,585	3,116,892
Cash provided by operating activities	1,126,787	576,391	3,089,737	2,085,940

Financing activities:
Proceeds received on exercise of stock options	81,581	—	726,050	—
Cash provided by financing activities	81,581	—	726,050	—

Investing activities:
Additions to property and equipment	(143,239)	(160,252)	(496,489)	(780,874)
(Increase) decrease in restricted cash - being margin security against forward exchange contracts	148,750	224,888	(80,000)	674,888
Acquisition of Boardtown Corporation, net of cash acquired	—	—	(2,019,510)	—
Increase in cash held in escrow	—	—	(1,000,000)	—
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	128,110	—	1,000,000
Cash provided by (used in) investing activities	5,511	192,746	(3,595,999)	894,014

Increase in cash and cash equivalents	1,213,879	769,137	219,788	2,979,954
Cash and cash equivalents, beginning of period	11,918,720	11,055,646	12,912,811	8,844,829
Cash and cash equivalents, end of period	$13,132,599	$11,824,783	$13,132,599	$11,824,783

Supplemental cash flow information:
Interest paid	$113	$39	$166	$355

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Boardtown Corporation	$—	$—	$274,540	$—

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

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at September 30, 2004 and the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and notes normally provided in annual financial statements.  These interim financial statements follow the same accounting policies and methods of application used in the annual financial statements, except for intangible assets, and should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on March 23, 2004.

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill but is required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Absent triggering factors during the year, the Company conducts its goodwill assessment in the fourth quarter to correspond with its measurement planning cycle.  Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value.  The fair values of the reporting units are estimated using discounted cash flows based on historical experience and on various other assumptions, including current market trends and developments.  To the extent a reporting unit’s carrying amount exceeds its fair value, an impairment of goodwill exists.  Impairment is measured by comparing the fair value of goodwill, determined in a manner similar to a purchase price allocation, to its carrying value.

Intangible assets, which represent technology, brand value, customer relationships and non-compete arrangements related to the acquisition of Boardtown Corporation in 2004, are being amortized on a straight-line basis over periods of three or seven years.  The Company reviews the carrying values of its intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value for the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income, as reported	$820,691	$179,386	$1,635,362	$1,637,588
Add stock-based employee compensation expense included in reported net income, net of tax	—	41,010	20,593	121,692
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(77,996)	(164,372)	(296,706)	(360,781)
Net income, pro forma	$742,695	$56,024	$1,359,249	$1,398,499
Earnings per common share, as reported	$0.01	$0.00	$0.02	$0.03
Earnings per common share, pro forma	$0.01	$0.00	$0.02	$0.02

The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

2.  ACQUISITION OF BOARDTOWN CORPORATION:

On April 27, 2004, Tucows (Delaware) Inc., one of the Company’s wholly owned subsidiaries, finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation (“Boardtown”) for total purchase consideration of up to $4.0 million.  The Company has paid $2.0 million of this consideration in cash and $274,540 by the issuance of 356,546 Tucows Inc. common shares.  The remaining $1.75 million in consideration is being held in escrow contingent upon the achievement of certain performance milestones and to secure certain warranties, representations and covenants in the acquisition agreement.  Of the remaining $1.75 million held in escrow, $750,000 is in the form of 1,069,644 Tucows Inc. common shares, which are not included in the determination of diluted earnings per common share, and $1.0 million is in cash.  This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

The total aggregate consideration paid at September 30, 2004 amounting to $2,321,782 is comprised of:

•                  $2,000,000 paid in cash;

•                  $274,540 (based on Tucows Inc.’s average share price for the two days before and two days after April 21, 2004, the date of the announcement of the transaction, of $0.77 per share for 356,546 Tucows Inc. shares); and

•                  $47,242 of transaction costs.

The fair value of assets acquired based on the consideration paid, is as follows:

Current assets (including cash of $27,732)		$110,440
Property and equipment		52,861
Intangible assets including:
Technology	$540,000
Brand	170,000
Customer relationship	500,000
Non-compete	190,000	1,400,000
Goodwill		964,467
Current liabilities		(205,986)

		$2,321,782

Intangible assets, excluding goodwill, are being amortized over a period of seven years on a straight-line basis, with the exception of the non-compete agreement which is being amortized over a period of three years on a straight-line basis.

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine months ended September 30, 2004 and 2003, as if the acquisition had occurred at the beginning of the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net revenues	$12,381,326	$9,715,286	$33,600,201	$28,671,796
Net income	820,691	338,048	1,655,223	2,110,435
Earnings per share	0.01	0.01	0.03	0.03

3.  INVESTMENTS:

Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

The Company holds a 7.38% interest in a private company, Afilias, Limited, the registry for the .info generic top level domain.

4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods.

5.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Domain name and ancillary services	$11,401,460	$8,804,374	$30,976,960	$26,043,079
Advertising and other revenue	979,866	511,386	2,218,240	1,436,894
	$12,381,326	$9,315,760	$33,195,200	$27,479,973

6.  COMMITMENTS AND CONTINGENCIES:

(a)                                  At September 30, 2004, the Company had outstanding letters of credit totaling $150,000 that expire on November 17, 2004.

(b)                                 Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of reducing some of the impact of foreign currency exchange movements.  Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure from time to time.  In April 2004, Tucows entered into a series of forward foreign exchange contracts (“Contracts”) with a notional value of $7,225,000, whereby $425,000 is converted into Canadian dollars on a semi-monthly basis until the end of December 2004 at foreign exchange rates varying from 1.3608 to 1.3663.  The notional principal of the outstanding Contracts at September 30, 2004 was $2,550,000.  As margin security against these Contracts, the Company placed $467,500 into secured term deposits, which mature on a monthly basis in line with the Contracts and are reflected as restricted cash on the consolidated balance sheets.  At September 30, 2004, $212,500 of this amount was still outstanding.  At December 31, 2003, $132,500 had been placed into secured term deposits as marginal security against contracts that existed at that time.

(c)                                  In September 2004, the Company entered into an extension agreement whereby the current lease for the premises occupied in Toronto Canada was extended for an additional seven years commencing on January 1, 2005 and terminating on December 31, 2011.  In addition, the current space occupied, being 18,426 square feet was increased by an additional 8,511 square feet.  The basic rent for the seven years will be Cdn$12 per square foot in the first year of the extension, increasing annually by Cdn$0.50 to Cdn$15 per square foot in the seventh year.  This agreement is more fully disclosed on a Form 8-K filed with the SEC on September 17, 2004.  The total lease payments over the seven year term amount to Cdn$2,383,930.

In September 2004, Tucows entered into a new lease agreement for its current office premises in Toronto, Canada, pursuant to which the term was extended for seven years commencing January 1, 2005 and Tucows agreed to lease additional space.  Future minimum lease payments under this lease, for the fiscal years ending December 31st, are as follows:

2005	Cdn$	162,000
2006	337,000
2007	350,000
2008	364,000
2009	377,000
2010	390,000
2011	404,000

                Additional lease obligations which existed at December 31, 2003 have been disclosed in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on March 23, 2004.

7.  RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes Staff Accounting Bulletin No. 101 (“SAB 101”) , “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on Tucows consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003, the FASB issued FIN 46R which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003 and otherwise to interests in Variable Interest Entities, or VIEs for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. FIN 46R provides specific guidance for determining when an entity is a VIE and who, if anyone, should consolidate the VIE. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Form 10-Q include statements regarding the following: Tucows plans to introduce a number of additional Internet services; Tucows expectations regarding its collections of accounts receivable; the expected increases in cost of revenues, sales and marketing expenses, technical operations and development expenses and general and administrative expenses; the number of new, renewed and transferred-in domain names; the future cost of Tucows revenues; the growth in domain names under Tucows management; Tucows expectation that during 2005 more of its high volume resellers will begin to explore if they can derive more value from Tucows by becoming accredited registrars and moving onto Tucows OpenHRS platform; and Tucows’ belief that its cash and cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under the caption “Risk Factors”.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

OVERVIEW

Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 resellers in over 100 countries.  Tucows is an accredited registrar with the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and generates revenue primarily through the provision of domain name registration and other Internet services to resellers who offer such services to their own customers.  These resellers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies (collectively referred to as “Service Providers”) that typically provide a critical component of an end-user’s Internet presence and have a very high level of interaction with the end-user.  In addition to domain name registration services, Tucows currently provides Service Providers with security and identity services (through digital certificates), billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools and plans to introduce a number of additional Internet services in the future.  Tucows’ primarily distributes its services to Service Providers using its Open Shared Reseller System, or “OpenSRS” platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows’ services to their end-users.  Tucows’ provides services for Service Providers to either consume directly or for bundling and resale to end users.  This allows Service Providers to deal directly with their own end-user customers.  By using Tucows’ services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies.  Registrars who do not want to incur the costs and complexities of building and maintaining their own platforms utilize Tucows Open Hosted Reseller System, or “OpenHRS” platform to provision Tucows’ services to their end-users.

Tucows’ goal is to leverage its global distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis.

In addition to generating revenue through the provision of domain name registration and other Internet services, Tucows’ generates advertising and other revenue through its online libraries of shareware, freeware and online services available at its web site, www.tucows.com.  Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution.  Software developers use Tucows’ Author Resource Center to submit their products for inclusion in the Tucows libraries and to purchase promotional placement of their software in the library categories as well as other promotional services on a cost per click or flat rate basis.  The libraries are available to end-users around the world via Tucows’ Internet facilities and via a global network of Internet service companies who elect to mirror the Tucows libraries locally.  Tucows also generates revenue from companies who contract with it to provide them with co-branded content and customized search agent services using Tucows’ “Sleuth” technologies.

Net Revenues

Tucows generates net revenues primarily through the provision of domain name registration and ancillary services.  Other revenue sources include advertising and other revenue.

Domain name registration and ancillary services

Tucows generates revenues from the provision of Internet services on both a wholesale and retail basis.  To date, the majority of net revenues have been derived from the sale of services provided as an accredited domain name registrar.  Tucows currently offers registration services for the generic top level domains, or gTLDs, .com,. net, .org, .info, .name and ..biz and the country code domains .ca, .cc, .ch .cn, .de, .fr, .nl  .uk, .tv and .us.

Tucows receives revenues for each domain name or ancillary service registered through its system by resellers.

With respect to the sale of domain name registrations, Tucows earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis.  Domain name registrations are generally purchased for terms of one to ten years.  Payments for the full term of all services are received at the time of activation of service (“billed revenue”) and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service.  This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Ancillary services currently consist of digital certificates, billing, provisioning and customer care software solutions, email services, managed DNS, blogware and website building tools which are used by Tucows resellers to create bundles of Internet services for their end-users.  Tucows earns fees when an ancillary service is activated.  Ancillary services are generally purchased for terms of one month to two years.  Payments for the full term of all services are received at the time of activation of service (“billed revenue”) and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service.  This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Advertising and other revenue

Tucows’ also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com.  Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution.  Software developers use Tucows’ Author Resource Center to submit their products for inclusion in Tucows’ software libraries and to purchase promotional placement of their software in the library categories as well as other promotional services on a cost per click or flat rate basis.  Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services.  Revenue is also generated from companies who contract with Tucows to provide them with co-branded content and customized search agent services using Tucows’ “Sleuth” technologies.  Advertising and other revenue is recognized ratably over the period in which it is presented.

Critical Accounting Policies

The following is a brief discussion of Tucows’ critical accounting policies and methods.  Critical accounting policies are defined as those that are both important to the portrayal of the company’s financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions.  Note 2 of Tucows’ audited financial statements for the year ended December 31, 2003 included in Tucows’ Annual Report on Form 10-K filed with the SEC on March 23, 2004, includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows’ consolidated financial statements.

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

Revenue recognition policy

Tucows earns revenues from:

•                                          Domain name registration fees on both a wholesale and retail basis and ancillary services; and

•                                          Advertising and other revenue.

With respect to the sale of domain name registrations, Tucows earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis.  Domain name registrations are generally purchased for terms of one to ten years.  Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service.  This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Revenue from license sales is recognized when: (i) there is a signed agreement; (ii) the software is delivered; (iii) the license fee is fixed and determinable; (iv) no significant vendor obligations remain; and (v) collection of the resulting receivable is determined as reasonably assured by management.  License maintenance fees are generally collected annually, in advance, and are recognized over the term of the maintenance agreement, typically 12 months, renewable annually.  Revenue from professional and application services are recognized as such services are provided to customers.  Tucows also enters into multiple-element arrangements (e.g., a sales arrangement including delivered and undelivered software products, maintenance and professional services) where the fees are allocated to each element based on vendor specific objective evidence (“VSOE”) of each element’s fair value.  Where sufficient VSOE does not exist for undelivered elements, revenue for delivered elements is deferred until the earlier of when VSOE is established or when all elements in the arrangement have been delivered.

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

Valuation of intangible assets, goodwill and long-lived assets

Tucows’ business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that Tucows may incur.  The determination of the value of such intangible assets requires management to make estimates and assumptions that affect Tucows’ consolidated financial statements.  In addition to annual evaluation of the carrying value of goodwill, Tucows reviews its identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that Tucows considers important that could trigger an impairment review include the following:

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

When Tucows determines that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, Tucows measures any impairment based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in Tucows’ current business model.  Management bases its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenues	$12,381,326	$9,315,760	$33,195,200	$27,479,973
Increase over prior period	$3,065,566		$5,715,227
Increase - percentage	33%		21%

The increase in net revenues for the three and nine months ended September 30, 2004 primarily reflects growth in revenues from Tucows domain name registration business, ancillary services and syndicated advertising revenue.

Total net revenues for the three months ended September 30, 2004 increased by approximately 33% to approximately $12.4 million from approximately $9.3 million for the three months ended September 30, 2003.

Total net revenues for the nine months ended September 30, 2004 increased by approximately 21% to approximately $33.2 million from approximately $27.5 million for the nine months ended September 30, 2003.

Included in revenue for the three and nine months ended September 30, 2004 is approximately $1.1 million in revenue that was recognized as a result of one of Tucows’ resellers becoming an accredited registrar and transferring all of its domain names from Tucows’ tag to its own tag.  The impact of the transfer of these names, which included a large number of multiple year registrations, is that Tucows has no future obligations in connection with these names.  As a result, Tucows recognized all deferred revenue previously recorded relating to these names during the quarter ended September 30, 2004.  The customer did not want to incur the costs and complexities of building its own in-house system and, therefore, continues to be a Tucows customer using the Tucows OpenHRS platform for its registration needs.  Tucows will thus continue to earn a monthly provisioning fee from this customer for the use of its platform.

During the three and nine months ended September 30, 2004, no customer accounted for more than 5% of billed revenue, and two customers accounted for 41% (approximately $423,000) of accounts receivable at September 30, 2004.  Significant management judgement is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured.  On an ongoing basis, Tucows assesses the ability of its customers to make required payments.  Based on this assessment, Tucows expects the above receivables to be fully collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the three months ended September 30, 2004 increased by approximately $2.6 million, or 29%, to approximately $11.4 million from approximately $8.8 million for the three months ended September 30, 2003.

Net revenues from domain name and ancillary services for the nine months ended September 30, 2004 increased by approximately $4.9 million, or 19%, to approximately $31.0 million from approximately $26.0 million for the nine months ended September 30, 2003.

During the three months ended September 30, 2004, the number of domain names processed by Tucows increased by approximately 80,000, or 10%, to approximately 865,000 new, renewed and transferred-in domain name registrations, compared to the three months ended September 30, 2003.  This increase was due primarily to Tucows continuing to compete aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position.  These actions have resulted in Tucows average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows revenue and profitability.  Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability.  The renewal rate for domain name registrations increased to approximately 64% for the three months ended September 30, 2004 compared to approximately 61% for the three months ended September 30, 2003.

While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows management.  During the three months ended September 30, 2004, the total number of domain names under Tucows management increased by approximately 35,000 to approximately 4.3 million.

Deferred revenue from domain name registrations and ancillary services at September 30, 2004 decreased by approximately $461,000, or 1%, to approximately $32.5 million from approximately $33.0 million at June 30, 2004.  The reason for the decrease in deferred revenue arose as the result of one of Tucows’ resellers becoming accredited as a registrar and transferring the names under Tucows’ tag to its own during the quarter.  As these names included a large number of transactions that had been registered for multiple years, this resulted in Tucows recognizing approximately $1.1 million into revenue for the three and nine months ended September 30, 2004.  During 2005, Tucows expects more of its high volume resellers to begin exploring if they can derive more value from Tucows’ service bureau model by becoming accredited registrars and moving onto Tucows’ OpenHRS platform.  If this materializes, it is likely to have a dampening effect on Tucows’ growth in deferred revenue as, on a relative basis, Tucows will be earning more of its revenue on a monthly basis.

Advertising and other revenue

Advertising and other revenue for the three months ended September 30, 2004 increased by approximately $468,000, or 92%, to approximately $980,000 compared to approximately $511,000 for the three months ended September 30, 2003.  The increase was largely the result of growth in revenue from syndicated advertising revenue.

Advertising and other revenue for the nine months ended September 30, 2004 increased by approximately $781,000, or 54%, to approximately $2.2 million compared to approximately $1.4 million for the nine months ended September 30, 2003.  The increase was largely the result of growth in revenue from syndicated advertising revenue.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cost of revenues	$7,654,475	$5,807,808	$20,658,290	$17,067,173
Increase over prior period	$1,846,667		$3,591,117
Increase - percentage	32%		21%
Percentage of net revenues	62%	62%	62%	62%

Cost of revenues for the three months ended September 30, 2004 increased by approximately $1.8 million, or 32%, to approximately $7.7 million from approximately $5.8 million for the three months ended September 30, 2003.

Cost of revenues for the nine months ended September 30, 2004 increased by approximately $3.6 million, or 21%, to approximately $20.7 million from approximately $17.1 million for the nine months ended September 30, 2003.

Included in cost of revenues for the three and nine months ended September 30, 2004, is approximately $800,000 that was recognized as a result of one of Tucows resellers becoming an accredited registrar and transferring all of its domain names from Tucows’ tag to its own tag during the quarter ended September 30, 2004.  The impact of the transfer of these names, which included a large number of multiple year registrations to the resellers’ own tag, is that Tucows has no future obligations in connection with these names.  As a result, Tucows recognized all prepaid cost of goods previously recorded relating to these names during the quarter ended September 30, 2004.

In addition, the increase in cost of revenues resulted from increased volumes of domain names registered and ancillary services sold during the applicable periods.  These increases were offset by a decrease in network costs of approximately $58,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, and a decrease of approximately $46,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The decrease in network costs was primarily a result of reduced bandwidth costs, which was offset in part by additional people and other network operating costs during the respective periods.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales and marketing	$1,370,932	$922,028	$3,716,192	$2,791,251
Increase over prior period	$448,904		$924,941
Increase - percentage	49%		33%
Percentage of net revenues	11%	10%	11%	10%

Sales and marketing expenses during the three months ended September 30, 2004 increased by approximately $449,000, or 49%, to approximately $1.4 million compared to approximately $922,000 during the three months ended September 30, 2003.

The primary reason for the increase in sales and marketing expenses for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 was that personnel costs increased by approximately $376,000 during the quarter ended September 30, 2004.  This increase in personnel costs related to ongoing initiatives to improve customer service and expand Tucows sales reach.  In addition, the increase in personnel costs was a result of senior managers and executive officers having a significant portion of their total compensation at risk.  Management has determined that it is more likely than not that Tucows will exceed the performance thresholds that the compensation committee set for senior managers and executive officers in its 2004 at risk plan.  Accordingly, increased personnel costs include approximately $162,000, or about 75% of the amount Tucows is reasonably certain will be payable to such senior managers and executive officers pursuant to the 2004 at risk plan.

Also included in this increased amount of sales and marketing expenses for the quarter ended September 30, 2004 is an increase in fees paid to ICANN of approximately $62,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget and the increased number of domain names Tucows has under management, as well as a slight increase in travel and other expenses of approximately $39,000.  These increases were partially offset by a decrease in stock based compensation in the amount of approximately $28,000, as this amount was fully expensed during the three months ended March 31, 2004.

Sales and marketing expenses during the nine months ended September 30, 2004 increased by approximately $925,000, or 33%, to approximately $3.7 million compared to approximately $2.8 million during the nine months ended September 30, 2003.

The increase was the result of increased costs related to ongoing initiatives to improve customer service and expand Tucows sales reach.  Of these increased costs, approximately $803,000 was a result of increased customer acquisition and people costs.  Also included in this increased amount is an increase in fees to ICANN of approximately $154,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget and the increased number of domain names Tucows has under management, as well as a slight increase in travel and other expenses of approximately $33,000.  This was offset in part by a decrease in stock based compensation in the amount of approximately $65,000, as this amount was fully expensed during the three months ended March 31, 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Technical operations and development	$1,107,590	$1,016,404	$3,259,882	$2,867,098
Increase over prior period	$91,186		$392,784
Increase - percentage	9%		14%
Percentage of net revenues	9%	11%	10%	10%

Technical operations and development expenses for the three months ended September 30, 2004 increased by approximately $91,000, or 9%, to approximately $1.1 million from approximately $1.0 million for the three months ended September 30, 2003.

The increase was primarily the result of an increase in people related costs, including contract and outside service costs, net of capitalized costs, which increased by approximately $88,000, including approximately $58,000 for at risk compensation for senior managers and executive officers (as more fully described under Sales and Marketing above) compared to the three months ended September 30, 2003, as well as an increase in dues and subscriptions and other costs amounting to approximately $15,000.  These increases were offset by decreases in travel and other costs of approximately $12,000.

Technical operations and development expenses for the nine months ended September 30, 2004 increased by approximately $393,000, or 14%, to approximately $3.3 million from approximately $2.9 million for the nine months ended September 30, 2003.

The increase was primarily the result of an increase in people related costs, including contract and outside service costs, including capitalized costs, which increased by approximately $422,000, as well as an increase in miscellaneous expenses amounting to approximately $3,000.  These increases were offset by decreases in travel and other costs of approximately $32,000.

Tucows expects technical operations and development expenses to increase, in absolute dollars, on a go forward basis, as its business continues to grow and as it further develops its applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
General and administrative	$1,388,421	$1,266,708	$3,295,996	$3,044,907
Increase over prior period	$121,713		$251,089
Increase - percentage	10%		8%
Percentage of net revenues	11%	14%	10%	11%

General and administrative expenses for the three months ended September 30, 2004 increased by approximately $122,000, or 10%, to approximately $1.4 million from approximately $1.3 million for the three months ended September 30, 2003.

The increase compared to the three months ended September 30, 2003 resulted primarily from an increase in people related costs, including contract and outside service costs of approximately $342,000, including approximately $286,000 for at risk compensation for senior managers and executive officers (as more fully described under Sales and Marketing above), as well as an increase in credit card processing and miscellaneous fees of approximately $30,000.  These increases were partially offset by Tucows recording a foreign exchange gain of approximately $154,000 for the three months ended September 30, 2004 when compared to a loss of approximately $37,000 for the three months ended September 30, 2003.  The gain from foreign exchange achieved in the three months ended September 30, 2004 arose primarily as a result of the effect of the foreign exchange forward contracts that Tucows entered into to hedge portions of its Canadian dollar exposure.  Tucows entered into these forward exchange contracts as part of its policy to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  As a substantial portion of its fixed expenses continue to be incurred in Canadian dollars, Tucows financial results will remain subject to fluctuations in the foreign exchange on translation of its Canadian dollar results into US dollars, its functional currency.  Therefore, Tucows will continue to regularly assess if it should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to US dollar transaction exposures.  Tucows does not use forward contracts for trading purposes.  In addition, these increases were also partially offset by an amount of approximately $59,000, being a decrease in business taxes and other miscellaneous expenses incurred during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

General and administrative expenses for the nine months ended September 30, 2004 increased by approximately $251,000, or 8%, to approximately $3.3 million from approximately $3.0 million for the nine months ended September 30, 2003.

The increase compared to the nine months ended September 30, 2003 resulted primarily from Tucows recording a foreign exchange gain of approximately $228,000 for the nine months ended September 30, 2004 compared to a gain of approximately $993,000 for the nine months ended September 30, 2003, an increase in people related costs, including contract and outside service costs of approximately $309,000 as well as an increase in credit card processing, Directors and Officers liability insurance, investor and public relations expenses and miscellaneous fees of approximately $146,000.  These increases were offset in part by a decrease in professional fees of approximately $907,000, predominantly as a result of incurring costs for advice obtained in connection with the evaluation of strategic alternatives and the protection of Tucows’ intellectual property in the nine months ended September 30, 2003.  In addition, public listing and other miscellaneous expenses during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 decreased by approximately $62,000.

Tucows expects general and administrative expenses to increase, in absolute dollars, on a go forward basis, as its business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,			Nine months ended September 30,
	2004		2003	2004		2003
Depreciation of property and equipment	$187,158		$289,424	$817,475		$1,166,340
Decrease over prior period	$(102,266)				$(348,865)
Decrease - percentage	(35	) %		(30	) %
Percentage of net revenues	2%		3%	2%		4%

The decrease in depreciation for the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003 was primarily due to certain of Tucows older computer software being fully depreciated and not requiring replacement.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown Corporation in April 2004.  The technology, brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown Corporation are amortized on a straight-line basis over three years.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Amortization of intangible assets	$59,040	$—	$98,720	$—
Increase over prior period	$59,040		$98,720

OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Other income, net	$56,549	$165,998	$136,285	$1,094,384

In connection with the sale of its back-end registry management service assets to Afilias, Limited (“Afilias”) in 2002, Tucows was entitled to earn contingent consideration of up to $1.0 million based on each name registered or renewed in the .org registry.  During the three and nine months ended September 30, 2003, Tucows earned royalty payments of approximately $128,000 and $1.0 million, respectively, from Afilias.  As the full amount of the contingent consideration was fully paid by September 2003, no contingent consideration was received by Tucows during the three or nine months ended September 30, 2004.

Other income includes net interest income of approximately $57,000 and $38,000 for the three months ended September 30, 2004 and 2003, respectively, as well as approximately $136,000 and $94,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

INCOME TAXES

In preparing its financial statements, Tucows makes estimates of its current tax obligations and temporary differences resulting from timing differences for reporting items for financial statement and tax purposes, the most significant of which is deferred revenue.  Tucows recognizes deferred taxes by the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date.  Valuation allowances based on management’s judgement are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Provision for (recovery of) income taxes	$(150,432)	$—	$(150,432)	$—

During the three months ended September 30, 2004, Tucows received an investment tax credit (“ITC”) on research and development expenditures in Canada.  Tucows recorded a tax recovery in the amount of approximately $150,000 being the actual ITC payment received from the Canadian authorities with respect to research and development undertaken in 2000 and 2001.  No provision for income taxes was recorded for the three and nine months ended September 30, 2004 and 2003 because Tucows had operating losses to offset against its operating income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, Tucows principal source of liquidity was cash and cash equivalents of approximately $13.1 million as compared to approximately $12.9 million at December 31, 2003, an increase of approximately $220,000.  The primary sources of cash and cash equivalents during the nine months ended September 30, 2004 were from cash provided by operating activities in the amount of approximately $3.1 million as well as proceeds received on the exercise of options in the amount of approximately $726,000.  These increases were partially offset by the payment of $2.0 million and the transfer of an additional $1.0 million into escrow in connection with the acquisition of Boardtown Corporation in April 2004 and the purchase of property and equipment of approximately $496,000.

Net cash provided by operating activities increased to approximately $3.1 million for the nine months ended September 30, 2004, as compared to approximately $2.1 million for the nine months ended September 30, 2003.  Net cash provided by operating activities for the nine months ended September 30, 2004 resulted primarily from net income for the period and increases in deferred revenue (representing cash received in advance of provision of the services).  This was partially offset by an increase in prepaid domain name registry fees.  Net cash provided by operating activities for the nine months ended September 30, 2003 resulted primarily from net income for the period and a net increase in deferred revenue, which was partially offset by increases in prepaid domain name registry fees.

Net cash provided by financing activities during the nine months ended September 30, 2004 was composed of net proceeds from the exercise of stock options of approximately $726,000. During the nine months ended September 30, 2003, no cash was provided by financing activities.

Net cash used in investing activities was approximately $3.6 million for the nine months ended September 30, 2004.  This was primarily composed of $2.0 million paid in connection with the acquisition of Boardtown Corporation in April 2004, $1.0 million transferred into escrow in connection with the acquisition of Boardtown Corporation and the net purchase of approximately $80,000 of additional term deposits required as margin security against forward foreign exchange contracts.  In addition, cash used for the purchase of property and equipment during the nine months ended September 30, 2004 amounted to approximately $496,000.

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

Commitments and contingencies:

In September 2004, Tucows entered into a new lease agreement for its current office premises in Toronto, Canada, pursuant to which the term was extended for seven years commencing January 1, 2005 and Tucows agreed to lease additional space.  Future minimum lease payments under this lease, for the fiscal years ending December 31st, are as follows:

2005	Cdn$	162,000
2006	337,000
2007	350,000
2008	364,000
2009	377,000
2010	390,000
2011	404,000

                Additional lease obligations which existed at December 31, 2003 have been disclosed in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on March 23, 2004.

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

Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the .com, ..net and .org domains.  This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services.  In addition to Network Solutions, Tucows faces significant competition from other existing registrars and the continued introduction of new registrars in the domain name registration industry.  As of October 2004, ICANN had accredited 360 competitive registrars, including Tucows, to register domain names in one or more of the gTLDs, though not all of these accredited registrars are operational.  The continued introduction of competitive registrars and resellers into the domain name registration industry and the rapid growth of some competitive registrars and resellers who have already entered the industry may make it difficult for Tucows to maintain its current market share.  Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows.  Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market.  As a result, Tucows may not be able to compete effectively.

The market for domain name registrations continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position.  VeriSign Global Registry Services charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers.  Some of Tucows’ competitors offer registration services at a price level minimally above the $6 VeriSign registry fee for each domain name registered in the .com and .net registry.  Other competitors have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis.  Tucows’ competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services.  In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

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

Demand for renewals and new registrations under .com, .net, .org and other top level domains grew moderately in 2003.  According to VeriSign, the total number of registrations under .com and .net grew by 4.6 million in 2003.  While Tucows expects the market to continue to grow it does not expect demand for new domain name registrations to return to the high levels experienced in 2000 and 2001.  If the market for new domain name registrations declines, it would restrict the growth of Tucows’ domain name registration business and the company’s revenues may decline.

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

The growth of Tucows’ business depends, among other things, on its resellers’ renewal of their customers’ domain name registrations through Tucows.  Resellers may choose to renew their domain names with other registrars or their registrants may choose not to renew and pay for renewal of their domain names.  If resellers decide, for any reason, not to renew their registrations through Tucows, revenues from domain name registrations will decrease.

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

No single customer accounted for more than 5% of Tucows billed revenues in the three and nine months ended September 30, 2004.  Tucows does not expect any customer to account for more than 10% of billed revenues in 2004.  If Tucows loses and is unable to replace any major customers, Tucows’ billed revenues will decline.

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

The country code top level domain (ccTLD) registries require registrars to comply with specific regulations.  Many of these regulations vary from ccTLD to ccTLD.  If Tucows fails to comply with the regulations imposed by ccTLD registries, these registries will likely prohibit Tucows from registering or continuing to register names in their ccTLD.  Any failure on Tucows’ part to offer domain name registrations in a significant number of ccTLDs or in a popular ccTLD would cause Tucows to lose a competitive advantage and could cause resellers to elect to take their business to a registrar that offers these services.

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

A key part of Tucows’ long-term strategy is to diversify its revenue base by offering its resellers additional value-added products and services that address their evolving business needs.  Although Tucows has recently experienced increased sales for new products and services such as email and web certificates, its efforts to date have not resulted in substantial diversification.  Tucows cannot be sure that it will be able to license new applications and services at a commercially viable cost or at all or that it will be able to cost-effectively develop the applications in-house.  If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline and sales of its services may suffer as resellers turn to alternate providers that are able to more fully supply their business needs.

Tucows depends on third parties for free and low cost web-based content.

Tucows accesses and provides web-based content for certain of its content notification and other sites.  Tucows accesses this content mainly by searching selected web sites and then providing links to relevant content from the individual sites.  Usually, Tucows pays no fee, or a small fee, for accessing web-based content in this manner.  Tucows’ ability to continue to use web-based content in this manner without cost, or for small fees, is fundamental to its goal of providing free, or low cost, content notification sites. If the market changes and owners begin to charge fees for access to material from their websites, Tucows will incur additional expenses to provide the service or it may decide that it should no longer provide the service.

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

Tucows revenue is primarily realized in United States dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars.  Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition, and results from operations.  In particular, Tucows may be adversely affected by a significant weakening of the United States dollar against the Canadian dollar on a quarterly and on an annual basis.  Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to hedge a portion of its Canadian dollar exposure.   At September  30, 2004, Tucows had $2.6 million in notional forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at rates ranging between 1.3648 and 1.3663 which expire on various dates to December 31, 2004.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

A substantial majority of Tucows revenues originate from online credit card transactions.  Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder’s signature at the time of the transaction even though the financial institution issuing the credit card may have authorized the transaction.  Under credit card association’s rules, penalties may be imposed at the discretion of the association.  Any such potential penalties would be imposed on Tucows credit card processor by the association and under Tucows contract with its processor, Tucows is required to reimburse it for such penalties.  Tucows current level of fraud protection is ranking its fraudulent and disputed credit card transaction history within the guidelines established by the credit card associations.  However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows business, financial condition and results of operations.

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

Before 1999, Network Solutions managed the domain name registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government.  In November 1998, the Department of Commerce authorized ICANN to oversee key aspects of the domain name registration system.  ICANN has been subject to strict scrutiny by the public and by the government.  For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains.  In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity.  ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors.  Tucows continues to face the risks that:

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

Four principal shareholders beneficially own approximately 50.3% of Tucows voting stock.  These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows’ assets, and also could prevent or cause a change in control.  The interests of these shareholders may differ from the interests of Tucows’ other shareholders.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Tucows services are developed in and are sold primarily from North America.  Tucows’ sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at September 30, 2004.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, Tucows has entered into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure.  These contracts, entered into in April 2004, have a remaining hedging period of three months.  Tucows will continue to regularly assess if it should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to US dollar transaction exposures.  Tucows does not use forward contracts for trading purposes.

Foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as Tucows has not complied with the documentation requirements. Tucows has accounted for the fair value of the derivative instruments within the consolidated balance sheets as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. Tucows has no other freestanding or embedded derivative instruments.

The impact of the foreign exchange forward contracts for the three months ended September 30, 2004 was a net gain of approximately $98,000, and for the nine months ended September 30, 2004, the impact was a net gain of approximately $189,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

Tucows has performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2004. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant.  Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2004.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2004 of approximately $255,000.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of Tucows.  Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.  There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on Tucow’s results of operations.

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

Date: November 12, 2004	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.