Form 10-K
period 2004-12-31
TUCOWS INC /PA/
filed 2005-03-24
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        As of June 30, 2004, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the OTC Bulletin Board maintained by Nasdaq on such date was $25.3 million. For purposes of this calculation only, the registrant has defined affiliates as consisting solely of all directors, executive officers, beneficial owners of more than ten percent of the common stock of the registrant, and any of their affiliates. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

        The number of shares of the registrant's Common Stock outstanding as of the close of business on March 22, 2005 was 67,294,315 (excludes 1,069,644 shares being held in escrow in connection with a recent acquisition).

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement of Tucows Inc. to be used in connection with its 2005 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

Forward-Looking Statements

        This Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition Tucows expects to encounter as its business develops and competes in a broad range of Internet services, the effectiveness of Tucows' intellectual property protection, including its ability to license proprietary rights to network partners and to register additional trademarks and service marks, Tucows' belief that the market for domain name registration will trend upward gradually, Tucows' belief that it is more likely than not that net deferred assets will be realized and Tucows' belief that, by increasing the number of applications and services it offers, it will be able to generate higher revenues. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below. This list of factors that may affect Tucows' future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to Tucows as of the date of this document, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

PART I

ITEM 1. BUSINESS

Overview

        Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 Service Providers in over 100 countries. Tucows is an accredited registrar with the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and generates revenue primarily through the provision of domain name registration and other Internet services to Service Providers who offer such services to their own customers. These Service Providers are a heterogeneous group of companies, including Internet Service Providers, web hosting providers and telecommunications and cable companies (collectively referred to as "Service Providers") that typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the end-user. In addition to domain name registration services, Tucows currently provides Service Providers with security and identity services (through digital certificates), billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools, and plans to introduce a number of additional Internet services in the future. Tucows primarily distributes its services to Service Providers using its Open Shared Reseller System, or "OpenSRS" platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows' services to their end-users. Tucows provides services for Service Providers to either consume directly or bundle and resell to end users. This allows Service Providers to deal directly with their own end-user customers. By using Tucows' services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies. Registrars who do not want to incur the costs and complexities of building and maintaining their own platforms utilize Tucows' Open Hosted Reseller System, or "OpenHRS," platform to provision Tucows' services to their end-users.

        Tucows' goal is to leverage its global distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis.

        In addition to generating revenue through the provision of domain name registration and other Internet services, Tucows generates advertising and other revenue through its online libraries of shareware, freeware and online services available at its web site www.tucows.com. Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution. Software developers use Tucows' Author Resource Center to submit their products for inclusion in the Tucows libraries and to purchase promotional placement of their software in the library categories as well as other promotional services on a cost per click or flat rate basis. The libraries are available to end-users around the world via Tucows' Internet facilities and via a global network of Internet service companies who elect to mirror the Tucows libraries locally. Tucows also generates revenue from companies who contract with it to provide them with co-branded content.

Industry Background

  Emergence of the Internet Services Industry

        The Internet has emerged as a global medium, enabling millions of people to share information, communicate and conduct business electronically. The growth in Internet users combined with its extensive reach has created a powerful channel for conducting commerce, marketing and advertising. This growth of Internet usage in general, and, specifically, for electronic commerce ("e-commerce" or "e-business") provides significant opportunities for organizations of all types and sizes to improve operational efficiencies and generate additional revenues through the use of Internet channels. The Internet has also given rise to additional competitive pressures due to shifting and increasingly diversified supplier and consumer demands. These pressures are leading organizations to adopt new Internet based business models, requiring the use of a wide array of e-business applications and services that perform a variety of vital functions, including:

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

  •
  domain name Service Providers, who facilitate domain name registrations in.com,.net,.org,.info,.biz,.name and country code domains;

  •
  value-added Service Providers of internal and external networks, which are typically consultants that assist companies with systems management, application procurement, installation, maintenance and training; and

  •
  original equipment manufacturers of network servers and appliances.

        Service Providers typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the Internet end-user. End-users can range from individuals to large corporations. Service Providers tend to specialize in one particular application or service. Once a Service Provider has secured an end-user as a customer by providing excellent service in one area of specialty, it has an opportunity to provide this customer with additional applications and services. In most cases, end-users will contact Service Providers first when they seek to learn more about, or to purchase, additional applications and services. Providing a range of applications and services to end-users creates stronger relationships between Service Providers and end-users, increases the costs of switching to another Service Provider and leads to increased revenues per end-user. The relationship between Service Providers and end-users typically involves the payment of recurring fees, which we believe results in end-users being more receptive to purchasing additional applications and services.

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

        The domain name system is organized according to industry custom by levels, so that, for example, in the domain name mybrand.com,.com is the top level domain and mybrand is the second level domain. Top level domains are classified as either generic, or "gTLDs", or country code, or "ccTLDs". The gTLDs from which Tucows is currently accepting registrations are.com,.net,.org,.info,.biz and.name.

        There are over 300 different ccTLDs, such as.us for the United States,.ca for Canada,.cn for China,.co.uk and.org.uk for the United Kingdom and.jp for Japan, representing over 240 countries. Each registry for country code domain names is responsible for maintaining and operating its own database of registered domain names. Some country code domains are unrestricted and allow anyone, from anywhere, to register their domain names on a first-come, first-served basis. Others require that prospective registrants have a local presence in the country to be able to register domain names in that country. While there have been movements directed at creating uniform domain name registration rules and registrar administration guidelines, there is no international uniformity.

        From January 1993 until April 1999, Network Solutions (which was acquired by VeriSign, Inc. ("VeriSign") in June 2000) was the sole entity authorized by the U.S. government to act as registrar and registry for domain names in the.com,.net and.org top level domains. VeriSign continues to act as sole registry for the.com and.net domains, maintaining the files in the shared registration system for these domains and the directory databases listing these domain names and their numerical Internet protocol addresses. In November 2003, VeriSign sold its Network Solutions domain name registrar business to the Pivotal Private Equity Group.

        In October 1998, the Department of Commerce called for the formation of a non-profit corporation to oversee the management of the.com,.net and.org domains, and in November 1998 appointed the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, as this non-profit corporation. In January 2000, Tucows began operations as an ICANN accredited registrar and began to register domain names in the.com,.net and.org domains. As of March 2005, there were 464 ICANN-accredited registrars.

  Growth in Domain Name Registrations

        Because end-users typically require a domain name to receive, enhance or better personalize their use of new e-business applications and services, it is critical that Service Providers provide domain name registration and related support services. Tucows believes that, despite volatility induced by economic recession, the market for domain name registrations will continue to trend upward gradually because of the continuing growth of and convergence to the Internet and the development of the domain name registration industry, including the introduction of new gTLDs. Tucows believes that this growth will be driven primarily by:

  •
  Individuals. As more people use the Internet and as online activities become a greater part of family communications and identities, individuals will want to establish their own unique presence on the Internet;

  •
  Organizations. Because of the significant growth in e-commerce and the increasing focus on the global promotion and protection of their identities, organizations will continue to be significant users of domain name registration services;

  •
  Small Offices and Home Offices. As small offices and home offices increasingly move their businesses online, the demand for domain name registration and related online applications and services will continue to grow; and

  •
  International Markets. Although the Internet's historical growth has primarily been driven by the U.S. market, adoption of the Internet continues to grow internationally. This growth will lead to a greater demand for domain name registrations.

        Further, organizations use domain names for a number of distinct purposes including promoting:

  •
  Products and Services. Registering products and services as domains and establishing Internet identities related to particular products and services are key components of a promotional, marketing and brand protection strategy;

  •
  Events. Events, such as movies, sporting events and political campaigns represent additional name registration opportunities as individuals or organizations increasingly turn to the Internet to differentiate and promote their events; and

  •
  Regional Commerce. Businesses are increasingly localizing their on-line presence and commerce efforts to accommodate different cultures, currencies, languages and delivery requirements. Tucows believes that this trend will lead to an increased demand for country code registrations.

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

  Experience in Focusing on Solutions for Service Providers

        Tucows focuses on the challenges facing Service Providers as they compete to attract and retain their clients. For example, the OpenSRS domain name registration system was developed to provide a cost-efficient, reliable and generic domain name registration system. Its expanded operational capabilities now enable Tucows' clients to attract and retain their customers with the sale of additional applications and services, such as web certificates. Tucows has also developed a system that avoids bottle-necks and disruptions when downloading information on the Internet by locating software libraries closer to end-users on its Service Providers' networks.

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

  Continue the Private Label Focus

        Tucows plans to continue to offer its Internet applications and services to its Service Providers on a wholesale, or private label, basis. Tucows believes that its Service Provider customers view Tucows as a partner, rather than as a competitor, for providing applications and services to end-users. Tucows focuses on addressing its Service Provider customers' technical requirements and business objectives and on providing applications and services that Service Providers require to grow their businesses. Tucows is dedicated to providing a high degree of flexibility to its Service Providers' end-users by offering products and services from a wide variety of third party providers in any given application category. By delivering applications and services on a private label basis, Tucows avoids the high marketing costs typically related to building a brand on the Internet. Tucows uses its Service Providers' marketing efforts and allows them to maintain their relationships with and promote their brands to their end-users. Tucows has built its business and its brand, through use and reputation, not marketing and public relations.

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

  Capitalize on Additional Revenue Opportunities

        By increasing the number of applications and services Tucows offers, the usability of each of those services and by promoting them to its Service Providers, Tucows believes that it will be able to generate higher revenues from its customers. In addition to domain name registration services, Tucows currently provides Service Providers with security and identity services (through digital certificates), billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools. Tucows also provides Service Providers with advertising and other sources of revenue through its online libraries of shareware, freeware and online services. Tucows intends to offer, generally on an outsourced, private label basis from one integrated interface, a number of additional Internet services in the future, including:

  •
  Domain name registration services for the new gTLDs as they become available in the marketplace. As the domain name market matures, and Tucows' renewal and transfer efforts become increasingly important to increasing the lifetime economic value of its customer base, Tucows is committed to making its automated transfer and renewal services more efficient and easier to use;

  •
  Services ancillary to domain name registrations. Tucows believes that the acquisition, use and management of domain names is evolving over time, leading to demand for additional services that allow users to take advantage of changes in the marketplace;

  •
  Continued evolution of Tucows' messaging services, publishing services and security services; and

  •
  Billing services, including payment processing, allowing Tucows' Service Providers to receive and report on money from end-users in a much more seamless fashion, especially internationally.

        To provide a full range of features and performance capabilities in its product categories, Tucows intends to offer services from numerous third party providers. This allows Tucows' Service Providers to provide their end-users with the ability to choose the products and services that are best suited to their individual needs.

  Build Strategic Alliances

        Tucows intends to continue developing strategic alliances to expand its product offerings, extend its platform and increase its sales. For example, Tucows has entered into a strategic relationship with GeoTrust, Inc. ("GeoTrust") to provide security products such as secure e-commerce transactions, identity verification and trust authentication services designed specifically for small and medium-sized businesses doing business online. Tucows has also entered into a strategic relationship with Stalker Software Inc. and licensed Stalker's Communigate Pro software to provide private labeled email services to Service Providers. MXLogic, Inc. is Tucows' technical partner in its email defense offering. Tucows has also recently entered into an agreement with Akmin Technologies PVT LTD, which enables Tucows' Service Providers to offer website building tools to their end users.

Tucows' Products and Services

        Tucows offers its applications and services to its network of Service Providers and directly to end-users. Tucows principal applications and services include domain name registration services, digital certificates, billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware, website building tools [and advertising and other revenue through its online libraries of shareware, freeware and online services. Tucows also continues to operate its Newshub web site as well as offer its Sleuth search technology to the market. However, these products are not material to Tucows' operations.

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

  •
  Domain Direct—www.domaindirect.com. Tucows' retail domain name registration service is designed to enable consumers to establish an Internet presence using Domain Direct's Domain Control Panel. Included in the service are tools for domain name registration, personalized email addresses, domain forwarding, domain marketing, blogware and web hosting that allow customers to register, develop, use and manage their web sites; and

  •
  Hosted Registrar Services. A service that allows ICANN accredited registrars to use Tucows' technical systems to process domain name registrations. Hosted registrar services enable registrars to use a proven system without incurring the costs of building their own technical infrastructure. Hosted registrar services also include professional service elements, including custom development, data management and systems administration.

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

  Website Builder

        Tucows' website builder tool allows novice end users to create a professional looking website using an easy to use template based tool. Tucows manages the infrastructure allowing its Service Providers to present a private labeled product to their end user customers without overhead expenses.

  Blogware

        This product, built by Tucows, allows users to build their own "journal" website. Tucows manages the infrastructure allowing its Service Providers to present a private labeled product to their end user customers without overhead expenses.

  Email

        Tucows email service is a Tucows hosted service that provides mailboxes which support POP, IMAP, SMTP and web-mail. Web-mail includes support for groupware functionality including shared calendaring, tasks, notes and mailboxes. An email forwarding service is also provided. Tucows offers these services exclusively to its Service Providers on a private label basis so that they may involve their brands in selling email services to their end user customers.

  Email Defense

        The email defense service is a Tucows hosted service that provides spam, virus, content and attachment filtering, as well as attack prevention. Tucows offers these services exclusively to its Service Providers on a private label basis, with optional MX Logic co-branding, in order that the Service Provider may feature its own brands in selling email defense services to their end user customers.

  Managed DNS

        Tucows hosted DNS provides domains with DNS services, domain and sub-domain forwarding, "domain under construction" and "domain for sale" pages. The managed DNS service includes real-time zone record updates and full Service Provider and administrator management functionality. Tucows offers these services exclusively to its Service Providers on a private label basis in order that that they may feature their brands in selling the managed DNS service to their end user customers.

  Billing services, billing, provisioning and customer care solutions

        Platypus Billing System is a complete turnkey back-office solution for ISPs, ASPs, webhosting companies and other companies that provide recurring services. Platypus handles billing, service provisioning, and customer account management. Web tools are provided so that customers can manage their customer accounts online.

        Wombat Help Desk System+ is a Platypus-integrated Help Desk solution that provides total accountability for customer care needs. Wombat automatically routes, tracks and maintains customer care email and phone calls for optimal service desk performance.

        The Tucows Printing Service is an outsourced statement printing service offering Platypus Billing System users statement printing, folding, stuffing and postage metering services.

  Digital Content Distribution

        Tucows distributes software and other digital content both directly to customers and through its accelerated content delivery network. Tucows' digital content distribution services include:

  •
  Tucows' web site, www.tucows.com, which is designed to provide customers with fast access to Tucows' extensive libraries of software and digital content. Primary navigation is designed around users selecting the libraries of interest to them, such as Windows, Macintosh, Linux, PDAs, Mobile/Cellular, or Online Services. The main libraries contain a total of over 40,000 titles. Each software title in Tucows' library is reviewed and virus-tested. Most titles are then rated on a scale of three to five. Revenue is produced from the Tucows web site through advertising and co-branding agreements. No barter transactions were undertaken during the year ended December 31, 2004.

  •
  Tucows' accelerated content delivery network, which sends Tucows' software and digital content libraries to its Service Providers' networks, which are the initial access points where their end-users connect to the Internet. Tucows has entered into relationships with over 400 partners around the world, hosting over 1,000 sites. Each partner that agrees to use the accelerated content delivery network is expected to download the content libraries it offers at least once a day. Advantages of this service include:

  •
  Bandwidth Savings and Faster Downloads. Having Tucows' software libraries on its Service Providers' local networks conserves Internet bandwidth and reduces the Service Providers'

      bandwidth costs. Because traffic from the subscriber base remains local to the Service Providers' network, customers receive a faster download.

    •
    Flexibility and Customization. Tucows enables content providers to choose from among a broad range of software libraries so that they are able to customize their offerings to best satisfy local interests.

  •
  Tucows' Rating System. Each software title offered by Tucows is reviewed by Tucows' editorial staff, allowing Service Providers' end-users to sort through the huge range of alternative software titles available to them in any given category; and

  •
  Tucows' Author Resource Center, or ARC. ARC provides software developers who rely on Tucows as a primary source of distribution with the tools to manage and promote their software on the Tucows web site through advertising services, including keyword search placements, banners, promotional placements, expedited reviews and premium data services to Tucows' large, technologically sophisticated audience. The advertising sales business model is based on both the audience cost-per-thousand variable and the cost-per-click-through variable.

Customer Support

        Tucows seeks to provide superior customer service by anticipating the technical requirements and business objectives of its Service Providers. Tucows also provides its Service Providers with technical advice to help them understand how Tucows' applications and services can be customized for their particular needs. Service Providers may contact Tucows by email or through Tucows' toll-free telephone number. A library of frequently asked questions and answers is made available to all Service Providers through Tucows' web site.

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

  •
  marketing promotions;

  •
  domain policy positions; and

  •
  negotiation of agreements.

        These forums are open to the public, which increases the level of scrutiny Tucows faces and the standard to which it is held. This, in turn, produces credibility with the Service Providers. Problems that are raised are often solved by other customers who have faced similar situations. This greatly increases the speed and breadth of response the customer is able to receive in a cost effective manner.

Technology and Infrastructure

        Tucows employs advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary software and platform infrastructure. Tucows' OpenSRS platform provides the technical infrastructure that allows its Service Providers to provide Internet services to their customers without having to make substantial investments in their own software or hardware. In 2000, Tucows used the OpenSRS platform primarily to provide domain name registration services. Since then, a number of significant enhancements and architectural changes have been made to the OpenSRS platform to extend its capabilities to provide additional Internet services such as security and identity products, billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools. In addition, Tucows extends the functionality offered by its OpenSRS platform to other ICANN-accredited registrars to register domain names under their own registrar tag.

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

  •
  Tucows' OpenSRS Client. Service Providers access the OpenSRS server either through a web interface, through the Application Program Interface, or "API," or by running the open source Tucows client code on their servers. The end-user accesses the Service Providers' systems, which then uses one of the above methods, to interface with Tucows OpenSRS to complete the transaction. The client-server environment allows Service Providers and registrants to add, renew, transfer and manage the domain names they own. In addition, Service Providers can also perform administration and reporting for all domain names that were registered through them. Detailed reporting is available for the Service Providers to efficiently manage their portfolio and the open source nature of the OpenSRS client allows Service Providers to easily integrate the client code into their billing, payment and other administrative systems.

  Digital Content Distribution Network Architecture

        Tucows manages an extensive network for distributing software and other digital content using proprietary software and standard hardware. The key elements of the accelerated content delivery network include main hubs that Tucows owns and servers that are owned by Service Providers located at their facilities. Bandwidth and update times are minimized by utilizing mirroring software that sends compressed and incremental updates to Tucows' mirrors which results in Tucows' mirror sites being able to keep their libraries more current and provide Service Providers customers with fresher content. As of December 31, 2004, Tucows' network reached over 1,000 sites in over 100 countries.

Competition

        The market for Internet services, including domain name registrations, billing software and services, digital certificates, messaging, publishing, software and content distribution, and other e-business services, is rapidly evolving and highly competitive. Tucows' competition may be divided into groups consisting of:

  •
  other domain name registrars who market private label offerings to Service Providers;

  •
  domain name registrars who market domain names primarily on a retail basis, such as Network Solutions, Register.com and GoDaddy, and who compete with Tucows' Service Providers for end-users;

  •
  providers of billing software and services to telecommunications companies and Service Providers, such as Portal Software and Rodopi;

  •
  providers of messaging services to Service Providers, such as Postini, Everyone.net and Critical Path;

  •
  providers of publishing services to Service Providers, such as Six Apart and CM4All; and

  •
  providers of software downloads and other open source related content, such as CNET.

        Tucows expects to continue to experience significant competition from the companies identified above, and, as its business develops and Tucows competes in an increasingly broad range of e-business services, Tucows expects to encounter competition from other providers of Internet services. Internet service providers, Internet portals, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their service offerings to include outsourced domain name registrations and other e-business solutions.

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

  •
  enabling Service Providers to better manage their relationships with their end-users; and

  •
  facilitating scalability through an infrastructure designed to support millions of transactions across millions of end-users.

        While Tucows believes that its products and services compare favorably with these competitive factors, many of Tucows' current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources which may help them to develop services that are superior or achieve greater market recognition. New technologies and the expansion of existing technologies may increase competitive pressures on Tucows.

U.S. Government Regulation of Domain Names

        Under a 1993 cooperative agreement with the U.S. Department of Commerce, Network Solutions was authorized to act as the sole registry and sole registrar for domain names in the.com,.net and.org, top level domains. In October 1998, the Department of Commerce amended the Network Solutions cooperative agreement to call for the formation of a not-for-profit corporation to oversee the management of, and create policies about, domain names in the.com,.net and.org top level domains. The Department of Commerce also proposed that additional registrars be authorized to register domain names in these domains based upon the idea that competitive registrars would benefit consumers and businesses. ICANN was recognized as this not-for-profit corporation by the Department of Commerce in November 1998.

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

        New laws or regulations concerning domain names and domain name registrars may be adopted at any time. Tucows' responses to uncertainty in the industry or new regulations could increase its costs or prevent it from delivering its domain name registration services over the Internet, which could delay growth in demand for Tucows' services and limit the growth of its revenues. New and existing laws may cover issues such as:

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

Intellectual Property

        Tucows believes that it is well positioned in the content services and domain name registration markets in part due to its highly recognized brand, Tucows. Its success and ability to compete are dependent on its ability to develop and maintain the proprietary aspects of its brand name and technology. Tucows relies on a combination of trademark, trade secret and copyright laws, and contractual restrictions to protect its intellectual property rights. These legal protections cannot guarantee protection of Tucows' intellectual property. Despite precautions, third parties could obtain and use Tucows' intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving, and the laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

        Tucows has registered the Tucows trademark in the United States and in other countries and will seek to register additional service marks and trademarks as appropriate.

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

Employees

        Tucows believe that one of its strengths is the quality and dedication of its people and the shared sense of being part of a team. Tucows strives to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among its employees. As of December 31, 2004, Tucows had approximately 160 full time employees. None of Tucows' employees are currently represented by a labor union. Tucows considers its relations with its employees to be good.

Executive Officers of the Registrant

        The following table sets forth specific information regarding Tucows' executive officers as of March 23, 2005.

Name	Age	Position(s)
Elliot Noss	42	President and Chief Executive Officer
Michael Cooperman	53	Chief Financial Officer
David Woroch	42	Vice President, Sales

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

        David Woroch has served as Tucows' vice president, sales since July 2001. From March 2000 to July 2001, Mr. Woroch served as Tucows' director of sales for North America. Before joining Tucows, Mr. Woroch spent 13 years at IBM Canada in a variety of roles including sales, marketing, finance and strategic planning.

        The executive officers are elected or appointed by Tucows' board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

RISK FACTORS

        Tucows' business faces significant risks. Some of the following risks relate principally to Tucows' business and the industry and statutory and regulatory environment in which Tucows operates. Other risks relate principally to the securities markets and ownership of Tucows stock. The risks described below may not be the only risks Tucows faces. Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in the following risk factors actually occur, Tucows' business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Risks Related to Tucows' Business and Industry

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from other competitive registrars.

        Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the.com,.net and.org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. In addition to Network Solutions, Tucows faces significant competition from other existing registrars and the continued introduction of new registrars in the domain name registration industry. As of December 31, 2004, ICANN had accredited 360 competitive registrars, including Tucows, to register domain names in one or more of the generic top level domains or "gTLD's," though not all of these accredited registrars are operational. The continued introduction of competitive registrars and Service Providers into the domain name registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for Tucows to maintain its current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows. Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market. As a result, Tucows may not be able to compete effectively.

        The market for domain name registrations continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position. VeriSign Global Registry Services charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows' competitors offer registration services at a price level minimally above the registry and the ICANN fees for each domain name registered in the.com and.net registry. Other competitors have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis. Tucows' competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

        As Tucows' business model is premised upon selling multiple services through its Service Provider channel, Tucows has competed aggressively to attract new clients and retain existing customers. As a result of these actions, Tucows' average selling prices have fallen and Tucows may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices it charges for its core domain name registration and related products and services, especially if its competitors who charge these reduced fees are able to maintain customer service comparable to Tucows. Given the volatile nature of this marketplace, it is difficult to predict whether Tucows' average selling prices will continue to decline. If Tucows continues to reduce its prices in order to remain competitive, this could materially adversely affect Tucows' business, financial position and results of operations.

Each registry and the ICANN regulatory body imposes a charge upon the registrar for the administration of each domain name registration. If these fees increase, they may have an impact upon Tucows' profits.

        At present, the VeriSign registry charges a $6 fee in association with the registration of each domain name. ICANN has recently imposed a $0.25 charge for each domain name registered in the TLDs that fall within its purview. Tucows has no control over these agencies and cannot predict when they may increase their respective fees. Any increase in the fees must either be included in the prices Tucows charges to its Service Providers or it must be imposed as a surcharge. If Tucows absorbs such cost increases or if surcharges act as a deterrent to registration, Tucows may find that its profits are adversely impacted by these third party fees.

If the growth rate of the market for new domain names becomes flat or declines, Tucows' net revenue from registrations may fall below anticipated levels.

        Demand for renewals and new registrations under.com,.net,.org and other top-level domains increased in 2004. According to VeriSign, the total number of registrations under.com and.net grew by 5.1 million in the third quarter of 2004, representing the highest quarterly growth in Internet history. Notwithstanding the recent increase in registrations, Tucows expects the market to continue to grow but does not expect demand for new domain name registrations to return to the high levels experienced in 2000 and 2001. If the market for new domain name registrations becomes flat or declines, it would restrict the growth of Tucows' domain name registration business and Tucows' revenues may decline.

If Tucows is unable to protect its market share or improve its competitive position by maintaining or increasing the renewal of domain name registrations, its business, financial condition and results of operations could be materially adversely affected.

        Tucows competes aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position. These actions have resulted in Tucows average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows revenue and profitability. Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability. Tucows increased its renewal rate for domain name registrations to approximately 65% for the year ended December 31, 2004. While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, volatility in the market could result in Tucows' customers turning to other registrars or could affect the average selling price Tucows receives, thereby thwarting growth in the number of domain names under Tucows' management.

If Tucows is unable to improve its sales of existing gTLDs, improve its renewal rate or generate alternate revenue streams, its business, financial condition and results of operations could be materially adversely affected.

        Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of.com registrations, the introduction of new gTLDs has contributed to Tucows' revenues. Tucows does not currently anticipate the introduction of any additional commercial gTLDs in the near future that would materially affect its revenues. As a result, in order to grow its revenues Tucows needs to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Tucows' business and results of operations could be materially adversely affected if the market for existing gTLDs does not develop, additional new top level domains are not introduced or if substantial numbers of its customers turn to other registrars for their registration needs.

Tucows relies on its network of Service Providers to renew their domain name registrations through Tucows and to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

        The growth of Tucows' business depends on, among other things, its Service Providers' renewal of their customers' domain name registrations through Tucows. Service Providers may choose to renew their domain names with other registrars or their registrants may choose not to renew and pay for renewal of their domain names. If Service Providers decide, for any reason, not to renew their registrations through Tucows, Tucows' revenues from domain name registrations will decrease.

If Tucows is unable to maintain its relationships with its Service Providers, its revenue may decline.

        Tucows obtains revenues by distributing applications and services through its network of Service Providers. Tucows also relies on its Service Providers to market, promote and sell its services. Tucows' ability to increase revenues in the future will depend significantly on its ability to maintain its customer network, to sell more services through existing Service Providers and to develop its relationships with existing Service Providers by providing customer and sales support and additional products. Service Providers have no obligations to distribute Tucows' applications and services and may stop doing so at any time. If Tucows is not able to maintain its relationships with Service Providers, its ability to distribute its applications and services will be harmed, and its revenue may decline.

Tucows believes that companies operating on the Internet are facing a period of consolidation. In addition, some of Tucows Service Providers may decide to seek ICANN accreditation. Both of these situations could reduce the number of Tucows active Service Providers, in which case its revenues may suffer.

        If any of Tucows competitors merge with one another they will present a stronger combined force in the market and may attract the business of both existing and prospective Service Providers. Service Providers may opt to build their own technical systems and seek ICANN accreditation in order that they may process domain name applications themselves. If a number of Tucows customers decide to pursue this option, Tucows sales will decrease.

Failure by Tucows to secure agreements with country code registries or a subsequent failure by Tucows to comply with the regulations of the country code registries could cause customers to seek a registrar that offers these services.

        The country code top-level domain (ccTLD) registries require registrars to comply with specific regulations. Many of these regulations vary from ccTLD to ccTLD. If Tucows fails to comply with the regulations imposed by ccTLD registries, these registries will likely prohibit Tucows from registering or continuing to register names in their ccTLD. Any failure on Tucows' part to offer domain name registrations in a significant number of ccTLDs or in a popular ccTLD would cause Tucows to lose a competitive advantage and could cause Service Providers to elect to take their business to a registrar that offers these services.

Tucows' standard domain name registration agreement may not be enforceable, which could subject Tucows to liability.

        Tucows operates on a global basis and all of Tucows' Service Providers must execute Tucows' standard domain name registration agreement as part of the process of registering a domain name. This agreement contains provisions intended to limit Tucows' potential liability arising from its registration of domain names on behalf of its Service Providers and their customers, including liability resulting from its failure to register or maintain domain names. If a domestic, foreign or international court were to find that the registration agreement is unenforceable, Tucows could be subject to liability.

If Tucows cannot obtain or develop additional applications and services that are appealing to its customers, Tucows may remain dependent on domain name registrations as a primary source of revenue and its net revenues may fall below anticipated levels.

        A key part of Tucows' long-term strategy is to diversify its revenue base by offering its Service Providers additional value-added products and services that address their evolving business needs. Although Tucows has recently experienced increased sales for new products and services such as email and web certificates, its efforts to date have not resulted in substantial diversification. Tucows cannot be sure that it will be able to license new applications and services at a commercially viable cost or at all, or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline and sales of its services may suffer as Service Providers turn to alternate providers that are able to more fully supply their business needs.

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

The law relating to the liability of online services companies for data and content carried on or disseminated through their networks is currently unsettled and could expose Tucows to unforeseen liabilities.

        It is possible that claims could be made against online services companies under U.S. or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon Internet service companies have been filed in U.S. and foreign courts. While the United States has passed laws protecting Internet Service Providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. Tucows' ability to monitor, censor or otherwise restrict the types of data or content distributed through its network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of Tucows' services in these jurisdictions. Tucows' insurance may not be adequate to compensate or may not cover Tucows at all in the event it incurs liability for damages due to data and content carried on or disseminate through Tucows' network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm Tucows' business and prospects.

Currency fluctuations may adversely affect Tucows.

        Tucows' revenue is primarily realized in U.S. dollars and a significant portion of Tucows' operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material effect on Tucows' business, financial condition and results from operations. In particular, Tucows may be adversely affected by a significant weakening of the U.S. dollar against the Canadian dollar on a quarterly and an annual basis. Tucows' policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to mitigate the exchange risk on a portion of its Canadian dollar exposure. Tucows does not account for these instruments as hedges in its consolidated financial statements. At December 31, 2004, Tucows had $4.5 million in notional forward foreign exchange contracts to convert U.S. dollars into Canadian dollars at rates ranging between 1.2310 and 1.2311 which expire on various dates to March 23, 2005.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows' business, financial condition and results of operations.

        A substantial majority of Tucows' revenues originates from online credit card transactions. Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder's signature at the time of the transaction even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association's rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on Tucows' credit card processor by the association, and under Tucows' contract with its processor, Tucows is required to reimburse it for such penalties. Tucows' current level of fraud protection, based on its fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows' business, financial condition and results of operations.

Forecasting Tucows tax rates is complex and subject to uncertainty.

        Tucows is subject to income and other taxes in a number of jurisdictions and its tax structure is subject to review by both domestic and foreign tax authorities. Management must make significant assumptions, judgments and estimates to determine Tucows' current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against its deferred tax assets. Although Tucows believes that its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made. Tucows' future effective tax rates could be adversely affected by the following:

  •
  international income tax authorities, including Canada Revenue Agency and the US Internal Revenue Service, could challenge the validity of Tucows' arms length related party transfer pricing policies or the validity of its contemporaneous documentation;

  •
  changes in the valuation of Tucows' deferred tax assets; or

  •
  changes in tax laws or the interpretations of such laws.

While Tucows believes it has adequate internal control over financial reporting, it is required to evaluate its internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Any adverse results from such evaluation could result in a loss of investor confidence in Tucows financial reports and have an adverse effect on its stock price.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Tucows expects that beginning with its annual report on Form 10-K for the fiscal year ended December 31, 2006, Tucows will be required to furnish a report by its management on its internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of Tucows' internal control over financial reporting, including a statement as to whether or not its internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in Tucows' internal control over financial reporting identified by management. Such report must also contain a statement that Tucows' auditors have issued an attestation report on management's assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404.

        While Tucows believes its internal control over financial reporting is effective, Tucows is still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Tucows cannot be certain that it will be able to complete its evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if Tucows' management identifies one or more material weaknesses in its internal control over financial reporting, Tucows will be unable to assert such internal control is effective. If Tucows is unable to assert that its internal control over financial reporting is effective as of December 31, 2006 (or if Tucows' auditors are unable to attest that Tucows' management's report is fairly stated or they are unable to express an opinion on the effectiveness of Tucows internal controls), Tucows could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on its stock price.

        Failure to comply with the new rules may make it more difficult for Tucows to obtain certain types of insurance, including director and officer liability insurance, and Tucows may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for Tucows to attract and retain qualified persons to serve on its Board of Directors, on committees of its Board of Directors, or as executive officers.

New accounting pronouncements may require Tucows to change the way in which Tucows accounts for its operational or business activities.

        The Financial Accounting Standards Board, or FASB, and other bodies that have jurisdiction over the form and content of Tucows' accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring Tucows to account for revenues and/or expenses in a different manner than at present. In particular, in fiscal 2005, FASB will require Tucows to expense the fair value of stock options, resulting in increased expenses in Tucows' income statement and a reduction of Tucows' net income and earnings per share. The impact of applying a fair value method of accounting for stock options on a pro-forma basis is disclosed in the Note 2 to the Consolidated Financial Statements.

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

  •
  market acceptance of Internet services generally and of new and enhanced versions of Tucows' services in particular;

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

        Tucows' operating expenses may increase. Tucows bases its operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. Tucows intends to continue its efforts to control discretionary spending; however, Tucows will continue to selectively incur expenditures in areas that it believes will strengthen its position in the marketplace. If Tucows does not meet revenue goals, it may not be able to meet reduced operating expense levels and its operating results will suffer. It is possible that in one or more future quarters, Tucows' operating results may be below Tucows' expectations and the expectations of public market analysts and investors. In that event, the price of Tucows common stock may fall.

RISKS RELATED TO THE INTERNET AND TUCOWS' TECHNOLOGY

Tucows' business could be materially harmed if the administration and operation of the Internet no longer rely upon the existing domain name system.

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

        Many users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. Users might circumvent the measures Tucows takes to protect customers' private and confidential information, such as credit card numbers. Security breaches could damage Tucows' reputation and expose it to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes. Tucows may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches. In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. The federal government has enacted legislation protecting the privacy of consumers' nonpublic personal information. Tucows cannot guarantee that its current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Tucows' failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require Tucows to change the way it conducts business or an investigation of Tucows' privacy practices, could increase the costs of operating Tucows' business.

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

        Five principal shareholders beneficially own approximately 58.7% of Tucows' voting stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows' shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows' assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Tucows' other shareholders.

        Third parties may be discouraged from making a tender offer or bid to acquire Tucows because of this concentration of ownership.

Tucows' common stock has been delisted, and investors may find it more difficult to sell Tucows' common stock.

        Tucows' common stock was delisted from the Nasdaq SmallCap market in June 2001. Tucows' common stock is now quoted on the OTC Bulletin Board maintained by Nasdaq. The fact that Tucows' common stock is not listed is likely to make trading Tucows shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for Tucows to raise additional capital. An investor may find it more difficult to sell Tucows' common stock or to obtain accurate quotations of the share price of Tucows' common stock.

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

        Tucows' stock price has varied recently and if it continues to vary, the price of its common stock may decrease in the future regardless of Tucows' operating performance. Investors may be unable to resell their shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

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

Investor Information

        Tucows' web site address is www.tucowsinc.com. Tucows makes available through its web site, free of chare, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

        The information on the web site listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

        Tucows was incorporated in the Commonwealth of Pennsylvania in November 1992. Tucows' executive offices are located at 96 Mowat Avenue, Toronto, Ontario, Canada M6K 3M1. Tucows' telephone number is (416) 535-0123.

ITEM 2.    PROPERTIES

        Tucows owns no real property. Tucows' principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2011. Tucows also maintains offices of approximately 5,000 square feet in Flint, Michigan, and approximately 4,000 square feet in Starkville, Mississippi.

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

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Tucows' common stock trades on the OTC bulletin board maintained by Nasdaq under the symbol "TCOW." The following table sets forth the range of high and low sales prices for Tucows common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2003	March 31, 2003	0.32	0.20
	June 30, 2003	0.35	0.23
	September 30, 2003	0.40	0.26
	December 31, 2003	0.55	0.27
2004	March 31, 2004	0.76	0.41
	June 30, 2004	0.86	0.54
	September 30, 2004	0.63	0.45
	December 31, 2004	0.79	0.47

        As of March 22, 2005, Tucows had 285 shareholders of record, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

        Tucows has not declared or paid any cash dividends on its common stock and does not intend to do so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of Tucows for the periods indicated. The financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes of Tucows appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from Tucows' consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K, but have been previously filed with the SEC.

        The historical data is only a summary, and you should read it with Tucows' Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$44,717	$37,195	$37,046	$31,590	$14,440
Cost of revenues	27,566	22,990	23,108	21,106	7,785

Gross profit	17,151	14,205	13,938	10,484	6,655
Operating expenses:
Sales and marketing	5,068	3,850	3,771	6,380	11,121
Technical operations and development	4,549	3,935	3,726	5,053	4,132
General and administrative	4,108	3,998	4,523	4,013	4,704
Depreciation of property and equipment	1,119	1,490	2,676	3,203	1,701
Loss on write-off of property and equipment	—	—	—	130	—
Amortization of intangible assets	158	—	222	3,657	11,617
Write-down of intangible assets	—	—	—	1,325	11,325

	15,002	13,273	14,918	23,761	44,600

Income (loss) from operations	2,149	932	(980)	(13,277)	(37,945)
Other income (expenses)
Interest income, (expense), net	201	131	102	(136)	215
Gain on disposal of Electric Library subscription assets	—	—	1,847	—	—
Gain on disposal of Liberty Registry Management Services Inc.	—	1,000	1,955	—	—
Loss on disposal of Eklektix Inc.	—	—	(44)	—	—
Write down of investment in bigchalk.com	—	—	(1,013)	—	—

Total other income (expenses)	201	1,131	2,847	(136)	215

Income (loss) before provision for
income taxes	2,350	2,063	1,867	(13,413)	(37,730)
Provision for (recovery of) income taxes	(3,150)	—	—	—	—

Income (loss) for the year	$5,500	$2,063	$1,867	$(13,413)	$(37,730)

Basic and diluted income (loss) per
common share	$0.08	$0.03	$0.03	$(0.24)	$(8.79)
Shares used in computing basic
income (loss) per common share	66,079,104	64,626,429	64,626,429	56,152,735	4,291,500
Shares used in computing diluted
income (loss) per common share	68,051,579	64,725,929	64,626,429	56,152,735	4,291,500
Balance Sheet Data:
Cash and cash equivalents (including restricted cash)	$14,375	$13,045	$9,782	$4,814	$2,170
Working capital (deficit)	4,033	2,202	(1,066)	(6,947)	(9,729)
Total assets	47,304	35,336	28,853	25,589	22,526
Deferred revenue	33,251	28,589	24,361	22,714	15,808
Long-term obligations, net of current portion	—	—	—	52	—
Stockholders' equity (deficiency)	7,457	866	(1,360)	(3,390)	(1,697)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

        The following discussion of Tucows' financial condition and results of operations should be read with Tucows' consolidated financial statements and notes included elsewhere herein.

Overview

        Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 Service Providers in over 100 countries. Tucows is an accredited registrar with the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and generates revenue primarily through the provision of domain name registration and other Internet services to Service Providers who offer such services to their own customers. These Service Providers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies (collectively referred to as "Service Providers"), that typically provide a critical component of an end-user's Internet presence and have a very high level of interaction with the end-user. In addition to domain name registration services, Tucows currently provides Service Providers with security and identity services (through digital certificates), billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools, and plans to introduce a number of additional Internet services in the future. Tucows primarily distributes its services to Service Providers using its Open Shared Reseller System, or "OpenSRS" platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows' services to their end-users. Tucows provides services for Service Providers to either consume directly or to bundle and resell to end-users. This allows Service Providers to deal directly with their own end-user customers. By using Tucows' services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies. Registrars who do not want to incur the costs and complexities of building and maintaining their own platforms utilize Tucows' Open Hosted Reseller System, or "OpenHRS," platform to provision Tucows' services to their end-users.

        Tucows' goal is to leverage its global distribution channel, its expanding line of service offerings and its reputation for exemplary customer service and support to become the preferred supplier of a broad range of Internet services to the Service Provider channel on a global basis.

        In addition to generating revenue through the provision of domain name registration and other Internet services, Tucows generates advertising and other revenue through its online libraries of shareware, freeware and online services available at its web site, www.tucows.com. Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution. Software developers use Tucows' Author Resource Center to submit their products for inclusion in the Tucows libraries and to purchase promotional placement of their software in the library categories as well as other promotional services on a cost per click or flat rate basis. The libraries are available to end-users around the world via Tucows' Internet facilities and via a global network of Internet service companies who elect to mirror the Tucows libraries locally. Tucows also generates revenue from companies who contract with it to provide them with co-branded content.

Net Revenues

        Tucows generates net revenues primarily through the provision of domain name registration and ancillary services. Other revenue sources include advertising and other revenue such as security and identity services (through digital certificates), billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools. Tucows also generated net revenues from subscription fees associated with its search and reference services, Electric Library and Encyclopedia.com, until it sold the assets associated with such services in August 2002.

  Domain name registration and ancillary services

        Tucows generates revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues have been derived from the sale of services provided as an accredited domain name registrar. Tucows currently offers registration services for the generic top level domains, or gTLDs, .com, .net, .org, .info, .name and ..biz and the country code domains .ca, .cc, .ch, .cn, .de, .fr, .nl, .uk, .tv and .us.

        Tucows receives revenues for each domain name or ancillary service registered through its system by Service Providers.

        With respect to the sale of domain name registrations, Tucows earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. Domain name registrations are generally purchased for terms of one to ten years. Payments for the full term of all services are received at the time of activation of service ("billed revenue") and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        Ancillary services currently consist of digital certificates, billing services, billing, provisioning and customer care software solutions, email services, managed DNS, blogware and website building tools which are used by Tucows' Service Providers to create bundles of Internet services for their end-users. Tucows earns fees when an ancillary service is activated. Ancillary services are generally purchased for terms of one month to three years. Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        On a retail basis, Tucows offers Internet services directly to end-users through its Domain Direct division. These services include domain name registration, email, blogware, hosting and web site creation. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its web site. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

  Advertising and other revenue

        Tucows also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com. Advertising revenue is generated from third party advertisers and from software developers who rely on Tucows as a primary source of distribution. Software developers use Tucows' Author Resource Center to submit their products for inclusion in Tucows' software libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies who contract with Tucows to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented. Tucows has in the past also entered into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on Tucows' web site for reciprocal space or traffic on other web sites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on Tucows' historical practice of receiving cash for similar advertising. Tucows did not undertake any barter transactions during the year ended December 31, 2004 or 2003, and recognized barter revenue of approximately $51,000 for the year ended December 31, 2002.

Critical Accounting Policies

        The following is a discussion of Tucows' critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of Tucows' financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 of the notes to the consolidated financial statements includes a more complete summary of the significant accounting policies and methods used in the preparation of Tucows' consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires Tucows to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Tucows evaluates the application of these estimates, including those related to the recoverability of investments, product development costs, revenue recognition and deferred revenue, and accounting for income taxes. Tucows bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

  Revenue recognition policy

        Tucows earns revenues from:

  •
  Domain name registration fees on both a wholesale and retail basis and ancillary services; and

  •
  Advertising and other revenue.

        With respect to the sale of domain name registrations, Tucows earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. Domain name registrations are generally purchased for terms of one to ten years. Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        Tucows also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that minimum guaranteed impressions are not met, Tucows defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

        Changes to contractual relationships in the future could impact the amounts and timing of revenue recognition.

        In those cases where payment is not received at the time of sale, additional conditions for recognition of revenue are that the collection of sales proceeds is reasonably assured and Tucows has no further performance obligations. Tucows records expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations. Should these expectations not be met, adjustments will be required in future years.

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

        When Tucows determines that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, Tucows measures any impairment based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in Tucows' current business model. Management will base its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Accounting for income taxes

        Tucows accounts for income taxes under the liability method in accordance with FASB 109. Under the liability method, Tucows recognizes deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of Tucows' assets and liabilities. Tucows records a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

        On a periodic basis Tucows evaluates the probability that its deferred tax asset balance will be recovered to assess its realizability. To the extent Tucows believes it is more likely than not that some portion of its deferred tax assets will not be realized, Tucows will increase the valuation allowance against the deferred tax assets. Realization of Tucows' deferred tax assets is dependent primarily upon future taxable income. Tucows' judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Results of operations for the year ended December 31, 2004 compared to December 31, 2003

  Net revenues

	2004	2003
Net revenues	$44,717,155	$37,194,747
Increase over prior year	$7,522,408
Increase—percentage	20%

        Total net revenues for the year ended December 31, 2004 increased to $44.7 million from $37.2 million for the year ended December 31, 2003.

        During the year ended December 31, 2004, no customer accounted for more than 10% of billed revenue, and two customers accounted for 19% of accounts receivable at December 31, 2004. Subsequent to the fiscal year end, these amounts were fully collected.

Domain name and ancillary services

        Net revenues from domain name and ancillary services for the year ended December 31, 2004 increased by $6.4 million, or 18.2%, to $41.5 million from $35.1 million for the year ended December 31, 2003, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation.

        During the year ended December 31, 2004, the number of domain names processed by Tucows increased by approximately 770,000 to approximately 3.9 million new, renewed and transferred-in domain name registrations, compared to the year ended December 31, 2003. This increase was due primarily to Tucows continuing to compete aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position. These actions have resulted in Tucows' average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows' revenue and profitability. Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability. The renewal rate for domain name registrations increased to approximately 65% for the year ended December 31, 2004 compared to approximately 60% for the year ended December 31, 2003.

        While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows' management. During the year ended December 31, 2004, the total number of domain names under Tucows' management increased by approximately 600,000 to approximately 4.4 million.

        Deferred revenue from domain name registrations and ancillary services at December 31, 2004 increased to approximately $33.2 million from approximately $28.6 million at December 31, 2003. During the year, one of Tucows' Service Providers become an accredited registrar and transferred the names under Tucows' tag to its own tag. The impact of the transfer of these names, which included a large number of multiple year registrations, is that Tucows has no future obligations in connection with these names. As a result, Tucows recognized all the deferred revenue previously recorded relating to these names of approximately $1.1 million as revenue during the year. During 2005, Tucows expects more of its high volume Service Providers will not want to incur the costs and complexities of building their own in-house systems, and will explore if they can derive more value from Tucows' service bureau model by becoming accredited registrars and moving onto Tucows' OpenHRS platform. Tucows will thus continue to earn a monthly provisioning fee, as these customers will continue to use the Tucows' OpenHRS platform.

Advertising and other revenue

        Advertising and other revenue for the year ended December 31, 2004 increased by approximately $1.2 million, or 57%, to approximately $3.2 million compared to approximately $2.0 million for the year ended December 31, 2003. The increase was predominantly the result of growth in syndicated advertising revenue.

  Cost of revenues

        Cost of revenues includes the costs associated with providing domain name registration and ancillary services, advertising and other revenue and network costs.

        Cost of revenues for domain name registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from Tucows' customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees. Costs of revenues for ancillary services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided. Tucows has minimal direct cost of revenues associated with its advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of Tucows gross profit of the same amount. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of Tucows' network.

	2004	2003
Cost of revenues	$27,566,066	$22,990,227
Increase over prior year	$4,575,839
Increase—percentage	20%

        Cost of revenues for the year ended December 31, 2004 increased by approximately $4.6 million, or 20%, to $27.6 million from $23.0 million for the year ended December 31, 2003. The increase was primarily the result of higher costs of approximately $4.1 million attributable to higher volumes of domain name registrations, and to a smaller extent as a result of the change in nature of the ICANN accreditation fee. Effective November 1, 2004, ICANN's members voted to change the basis whereby registrars pay their variable accreditation fee to a transaction based fee of $0.25 per domain year registered. As this fee is now being charged as a transaction fee, Tucows is no longer expensing this fee to sales and marketing, but is allocating it to cost of goods sold and is recognizing it ratably over the term of provision of the service. In addition, cost of goods increased as a result of increased volumes of digital certificates and other ancillary services costs. Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

        Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees and are recognized ratably over the term of provision of the service. In addition, ancillary service costs and ICANN accreditation transaction fees are paid either monthly or quarterly and if they have service periods longer than one month are also recognized ratably over the term of provision of the service. Prepaid domain name registration and ancillary services fees at December 31, 2004 increased to approximately $22.1 million from approximately $18.3 million at December 31, 2003. During the year, one of Tucows' Service Providers become an accredited registrar and transferred the names under Tucows' tag to its own tag. The impact of the transfer of these names, which included a large number of multiple year registrations, is that Tucows has no future obligations in connection with these names. As a result, Tucows recognized all the prepaid cost of revenues previously recorded relating to these names of approximately $800,000 as cost of revenue during the year. During 2005, Tucows expects more of its high volume Service Providers to begin exploring if they can derive more value from Tucows' service bureau model by becoming accredited registrars and moving onto Tucows' OpenHRS platform. If this happens, it is likely to have a negative effect on Tucows' growth in prepaid domain name and ancillary service fees as, on a relative basis, Tucows will be earning more of its revenue on a monthly basis

        Cost of revenues of digital content distribution services includes the costs of network operations. These costs decreased by approximately $73,000 to approximately $1.2 million, primarily as a result in decreased bandwidth costs. This decrease in bandwidth costs was offset in part by an increase in people costs primarily as a result of increased hours of operation and incentive compensation for senior managers paid under the 2004 at risk incentive compensation plan. The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network. Tucows expects communication costs to increase as its network expands geographically and network activity increases.

  Sales and marketing

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of Tucows' sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	2004	2003
Sales and marketing	$5,067,841	$3,850,081
Increase over prior year	$1,217,760
Increase—percentage	32%
Percentage of revenues	11%	10%

        Sales and marketing expenses during the year ended December 31, 2004 increased by approximately $1.2 million, or 32%, to approximately $5.1 million compared to approximately $3.9 million during the year ended December 31, 2003.

        The increase was primarily the result of increased people costs, including contractors, of approximately $1.1 million, related to ongoing initiatives to improve customer service and expand Tucows' sales reach. In addition, Tucows' senior managers and executive officers have a significant portion of their total compensation at risk through its incentive compensation plan. As Tucows exceeded the performance thresholds established by the compensation committee for the at risk portion of the fiscal 2004 incentive compensation plan, included in the increase in personnel costs is an amount of approximately $198,000 for senior managers and executive officers under this plan. Also included in the increase in sales and marketing expenses is an increase of approximately $107,000 primarily related to travel incurred as a result of efforts to extend Tucows sales reach and increased ICANN fees of approximately $125,000, reflecting the larger levy imposed on Tucows as a result of increases in the ICANN budget and the increased number of domain names Tucows has under management.

        The increase was partly offset by a decrease in stock-based compensation of approximately $93,000 for the year ended December 31, 2004. This decrease resulted from the stock-based compensation being fully expensed by the end of March 2004.

        Tucows believes that sales and marketing expenses will continue to increase, in absolute dollars, as it adjusts its marketing programs and sales strategies to meet future opportunities in the market place.

  Technical operations and development

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that Tucows uses to register domain names and to supply ancillary services, as well as expenses to distribute its digital content services. Editorial costs relating to the rating and review of the software content libraries are included in technical operations and development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage only are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs incurred are expensed as incurred.

	2004	2003
Technical operations and development expenses	$4,549,368	$3,935,061
Increase over prior year	$614,307
Increase—percentage	16%
Percentage of revenues	10%	11%

        Technical operations and development expenses for the year ended December 31, 2004 increased approximately $614,000, or 16%, to approximately $4.5 million from approximately $3.9 million for the year ended December 31, 2003.

        The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $506,000. Included in this increase in personnel costs was an amount of approximately $101,000 that was paid to senior managers and executive officers in 2004 under Tucows' fiscal 2004 at risk incentive compensation plan. In addition, the increase in technical operations and development expenses includes an increase of approximately $70,000, representing stock-based compensation incurred as a result of a change to the terms of the options granted to a former officer of Tucows.

        These increases were offset by costs, primarily comprising a decrease in bandwidth and travel expenses of approximately $35,000 and by a decrease of approximately $73,000 in the level of expenditure for capitalized research and development, which decreased as a result of the maturing of Tucows' product offerings to approximately $338,000 for the year ended December 31, 2004 from approximately $411,000 for the year ended December 31, 2003.

        Tucows expects technical operations and development expenses to increase slightly, in absolute dollars, going forward as its business continues to grow and as it further develops its applications and services.

  General and administrative

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	2004	2003
General and administrative	$4,107,981	$3,998,073
Increase over prior year	$109,908
Increase—percentage	3%
Percentage of revenues	9%	11%

        General and administrative expenses for the year ended December 31, 2004 increased by approximately $110,000, or 3%, to $4.1 million from $4.0 million for the year ended December 31, 2003.

        The increase resulted from an increase in people related costs, including contract and outside service costs of approximately $435,000. Included in this increase in people costs was an amount of approximately $353,000 that was paid to senior managers and executive officers in 2004 under Tucows' at risk incentive compensation plan. In addition, there was an increase in credit card processing, bad debts, Directors and Officers liability insurance, investor and public relations expenses and miscellaneous fees of approximately $191,000. Tucows also recorded a lower foreign exchange gain of approximately $432,000 for the year ended December 31, 2004 compared to approximately $1.1 million for the year ended December 31, 2003. The gain from foreign exchange arose primarily as a result of the effect of the foreign exchange forward contracts that Tucows entered into to mitigate the impact of exchange rate fluctuations on its Canadian dollar exposure. Tucows entered into these forward exchange contracts as part of its policy to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. As a substantial portion of its fixed expenses continue to be incurred in Canadian dollars, Tucows' financial results will remain subject to fluctuations in the foreign exchange on translation of its Canadian dollar results into US dollars, its functional currency. Therefore, Tucows will continue to regularly assess if it should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to US dollar transaction exposures. Tucows does not use forward contracts for trading or speculative purposes.

        These increases were offset in part by a decrease in professional fees of approximately $942,000, predominantly as a result of incurring costs for advice obtained in connection with the evaluation of strategic alternatives and the protection of Tucows' intellectual property in the year ended December 31, 2003. In addition, facility costs, public listing, stock based compensation and other miscellaneous expenses during the year ended December 31, 2004 decreased by approximately $193,000 compared to the year ended December 31, 2003.

        Tucows expects general and administrative expenses to continue to increase, in absolute dollars, going forward, as its business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

  Depreciation of property and equipment

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	2004	2003
Depreciation of property and equipment	$1,118,734	$1,489,570
Decrease over prior year	$(370,836)
Decrease—percentage	(25)%
Percentage of revenues	3%	4%

        The decrease in depreciation was primarily due to certain of Tucows' older computer software being fully depreciated.

  Amortization of intangible assets

        Amortization of intangible assets consists of amounts relating to the purchase of Boardtown Corporation in April 2004. The intangible assets include technology, brand customer relationship and non-competition agreements entered into with the former owners. Intangible assets are amortized on a straight line basis over their expected lives, being 7 years, with the exception of the non-competition agreements which are being amortized on a straight line basis over three years.

	2004	2003
Amortization of intangible assets	$157,760	$—

  Other income (expenses)

	2004	2003
Other income (expenses), net	$200,501	$1,131,703

        Other income includes net interest income of approximately $201,000 and approximately $132,000 for the years ended December 31, 2004 and 2003, respectively.

        In connection with the sale of its back-end registry management services assets in March 2002, Tucows was entitled to earn contingent consideration of up to $1.0 million, based on each name registered or renewed in the .org registry. During the year ended December 31, 2003, Tucows earned and received the full $1.0 million of contingent consideration.

  Income taxes

        In preparing its financial statements, Tucows makes estimates of its current tax obligations and temporary differences resulting from timing differences for reporting items for financial statement and tax purposes. Tucows recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances based on management's judgment are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

	2004	2003
Income taxes (recovery)	$(3,150,432)	$—

        Tucows operates in various tax jurisdictions, and accordingly, Tucows' income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Tucows' ability to use these income tax losses and future income tax deductions is dependant upon its operations in the tax jurisdictions in which such losses or deductions arise.

        As of December 31, 2004, Tucows had recognized deferred tax assets, net of valuation allowances, of $3.0 million (December 31, 2003—Nil). The principal components of Tucows' gross deferred tax asset of $18.9 million primarily consist of accumulated operating loss carry forwards of $5.9 million, deferred revenue previously included in income for tax purposes of $3.6 million and amortization not yet recognized for tax purposes on acquired intangible assets purchased on the Tucows Interactive transaction of $9.5 million. Based on Tucows' assessment of factors such as historical levels of income, expectations and risks associated with estimates of future taxable income, the character of the income tax assets and ongoing tax planning strategies, Tucows assessed that a valuation allowance of $15.9 million was required at December 31, 2004 (December 31, 2003—$19.3 million). Tucows will continue to assess the realizability of the future assets based on actual and forecasted operating results. Once the available evidence, in the opinion of management, make it more likely than not that additional realization will occur, a reduction in the valuation allowance will be recorded and the carrying value of the deferred tax assets will be increased, resulting in a non-cash credit to earnings.

        Tucows is entitled to certain Canadian investment tax credits ("ITC") for qualifying research and development activities performed in Canada. During 2004, Tucows recorded a tax recovery in the amount of approximately $150,000, representing the actual ITC payment received from the Canadian authorities with respect to research and development undertaken in 2000.

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

Electric Library subscription revenue

        The increase in revenues for the year ended December 31, 2003 was partially offset by a reduction in subscription fee revenue of approximately $2.4 million, resulting from the sale of Tucows' search and reference services, Electric Library and Encyclopedia.com in August 2002.

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

        General and administrative expenses for the year ended December 31, 2003 decreased by approximately $525,000, or 12%, to $4.0 million from $4.5 million for the year ended December 31, 2002. The decrease was primarily the result of a larger gain on foreign exchange contracts in 2003 of approximately $1.4 million. The forward foreign exchange contracts were purchased in June 2002 and expired semi-monthly to December 2003. In addition, Tucows did not incur expenses of approximately $584,000 pertaining to its Electric Library subscription services and back-end registry services assets, including payroll costs, credit card processing fees and facilities costs, during the year ended December 31, 2003 as a result of the disposal of these assets during 2002. Finally, bad debts recovered and lower consulting and investor relations' expenditures reduced general and administrative expenses by approximately $120,000 in 2003 compared to the previous year.

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

        In connection with the sale of its back-end registry management services assets in March 2002, Tucows was entitled to earn contingent consideration of up to $1.0 million, based on each name registered or renewed in the.org registry. During the year ended December 31, 2003, Tucows earned and received the full $1.0 million of contingent consideration.

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

        At December 31, 2003, Tucows had a net future tax asset of $19.3 million, primarily consisting of accumulated operating loss carry forwards of $5.8 million, deferred revenue previously included in income for tax purposes of $3.0 million and amortization not yet recognized for tax purposes of $9.8 million. Tucows has provided a full valuation allowance for its net future tax assets as it believes that sufficient uncertainty exists regarding the realizability of the future tax assets. Tucows will continue to assess the realizability of the future assets based on actual and forecasted operating results. Once the available objective evidence creates sufficient certainty that Tucows believes, in accordance with the provisions of SFAS No. 109, that realization is reasonably assured, a reduction in the valuation allowance may be recorded and the carrying value of the future tax assets may be restored, resulting in a non-cash credit to earnings.

  Quarterly results

        The following table summarizes selected unaudited quarterly financial data for the past eight quarters:

Tucows Inc.
Quarterly Results of Operations
(Dollar amounts in U.S. dollars)

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(unaudited)
Net revenues	$10,174,909	$10,638,965	$12,381,326	$11,521,955
Gross profit	3,729,494	4,080,565	4,726,851	4,614,179
Income from operations	111,480	623,455	613,710	800,760
Net income for the period (note 1)	149,113	665,558	820,691	3,864,976
Basic and diluted income per share	$—	$0.01	$0.01	$0.06
Shares used in computing basic income per common share	64,690,887	65,991,867	66,800,369	66,817,250
Shares used in computing diluted income per common share	72,098,757	72,370,411	68,477,632	68,893,918

Note 1:

  The fourth quarter's results includes a non-cash income tax benefit of $3.0 million or $0.04 per share, resulting from the reduction in our deferred tax asset valuation allowance.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(unaudited)
Net revenues	$8,996,914	$9,167,299	$9,315,760	$9,714,774
Gross profit	3,420,271	3,484,577	3,507,952	3,791,720
Income (loss) from operations	618,221	(88,405)	13,388	388,531
Net income for the period	880,283	577,919	179,386	425,850
Basic and diluted income per share	$0.01	$0.01	$—	$0.01
Shares used in computing basic income per common share	64,626,429	64,626,429	64,626,429	64,626,429
Shares used in computing diluted income per common share	64,626,429	64,674,737	64,726,663	70,858,586

Liquidity and capital resources

        At December 31, 2004, Tucows' principal source of liquidity was cash and cash equivalents of approximately $13.9 million compared to approximately $12.9 million at December 31, 2003, an increase of approximately $1.0 million.

        Net cash provided by operating activities was approximately $4.7 million for the year ended December 31, 2004, compared to approximately $3.2 million for the year ended December 31, 2003. Net cash provided by operating activities for 2004 and 2003 resulted primarily from net income for those years and increases in deferred revenue (representing cash received in advance of provision of the services). These increases were partially offset by an increase in prepaid domain name registry fees.

        Net cash used in investing activities was approximately $4.4 million for the year ended December 31, 2004. This was primarily as a result of the acquisition of Boardtown Corporation in April 2004, which accounted for $3.0 million. Under the Boardtown acquisition agreement, Tucows paid $2.0 million in cash and transferred $1.0 million into escrow, being contingent consideration that may become payable upon certain performance milestones being met. These milestones will be assessed for potential payment at various contractual dates between April 2005 and April 2007. In 2004, $1.0 million was used for the purchase of property and equipment, principally computers and related software, to meet Tucows' operational needs. In addition, Tucows had a net increase of $328,000 in restricted cash. $178,000 of this amount was as a result of an increase in margin security against forward exchange contracts intended to mitigate the risk of exchange rate fluctuations of a portion of Tucows' Canadian dollar exposure. The remaining $150,000 was used as security against letters of credit to support Tucows' obligations to a registry. These letters of credit expired in November 2004, and in January 2005, the $150,000 was released and became unrestricted because the security obligation was no longer required by the registry.

        For the year ended December 31, 2003, net cash provided by investing activities was approximately $848,000, primarily as a result of the proceeds of approximately $1.0 million received as contingent consideration based on each name registered or renewed in the .org registry, as well as the release of approximately $805,000 of Tucows cash and cash equivalents that had been pledged as margin security against forward exchange contracts purchased in June 2002. These proceeds were partially offset by net cash used for the purchase of property and equipment of approximately $957,000 in 2003.

        Net cash provided by financing activities was approximately $726,000 for the year ended December 31, 2004, representing proceeds received on the exercise of stock options during the year.

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

Off Balance Sheet Arrangements and Contractual Obligations

        Tucows has not entered into any off balance sheet financial arrangements and has not established any special purpose entities as of December 31, 2004 nor has it guaranteed any debt or commitment of other entities. As such, Tucows is not materially exposed to any financing, liquidity, market or credit risk that could arise if Tucows had engaged in such relationships. A summary of Tucows' contractual obligations and commercial commitments as of December 31, 2004 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,134,000	$206,000	$651,000	$616,000	$661,000
Purchase Obligations	610,000	508,000	102,000	—	—

Total	$2,744,000	$714,000	$753,000	$616,000	$661,000

        See additional discussion under Quantitative and Qualitative Disclosures about Market Risk in connection with the forward foreign exchange contracts entered into by Tucows in December 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Tucows develops products in Canada and sells these products in North America and Europe. Tucows' sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Tucows' financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows' interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at December 31, 2004.

        Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars. Tucows' policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, Tucows has entered into foreign exchange forward contracts to mitigate the exchange rate risk on portions of its Canadian dollar exposure. These contracts, entered into in December 2004, will be utilized over the three months ending March 31, 2005.

        Such foreign exchange forward contracts have not been treated as hedges for accounting purposes as Tucows has not complied with the documentation requirements. Tucows has accounted for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. Tucows has no other freestanding or embedded derivative instruments.

        The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the year ended December 31, 2004 was a net gain of approximately $89,000, and for the year ended December 31, 2003, the impact was a net loss of approximately $279,000, which is reflected on the consolidated statements of operations in general and administrative expenses. As of December 31, 2004, Tucows had outstanding foreign currency forward contracts totaling $4.5 million, with exchange rates varying from US$1.00 to Cdn$1.2310 to US$1.00 to Cdn$1.2311.

        Tucows has performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2004. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2004. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2004 of approximately $1.1 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the control of Tucows. Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.

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

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

        Tucows' management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness Tucows' disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Tucows' chief executive officer and chief financial officer concluded that Tucows' disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Tucows believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  (b)
  Change in Internal Control over Financial Reporting.

        No change in Tucows' internal control over financial reporting occurred during Tucows' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tucows' internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is incorporated by reference to Tucows' definitive proxy statement in connection with Tucows' 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement") or an amendment to this Annual Report on Form 10-K/A. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K/A.

        The information required by this item concerning executive officers is set for the in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K/A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K/A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K/A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K/A.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Form 10-K:

  1.
  Financial Statements. The financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Form 10-K.

  2.
  Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

  3.
  Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in the footnotes below.

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of Tucows.(1)
3.2	Amended and Restated Bylaws of Tucows.(2)
10.1
Registration Rights Agreement, dated as of August 28, 2001, by and among Infonautics, Inc., Parman Holding Corp., Yossi Vardi, Redel Inc., Hapoalim Nechasim (Menayot) Ltd., Eurocom Communications Ltd., XDL U.S. Holdings Inc., FIBI Investment House Ltd., STI Ventures N.V. and Scorpio Communications Ltd.(3)
10.2*	Amended and Restated 1996 Equity Compensation Plan Agreement.(4)
10.3*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss.(5)
10.4*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman.(5)
10.5*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen.(5)
10.6*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris
10.7	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999.(6)
10.8*	Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004.
10.9*	Description of Tucows Fiscal 2004 At Risk Compensation Plan
21.1	Subsidiaries of Tucows Inc.
23.1	Consent of KPMG LLP.
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1	Chief Executive Officer's Section 1350 Certification.
32.2	Chief Financial Officer's Section 1350 Certification.

*
Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

(1)
Incorporated by reference to exhibit number 3.1 filed with Tucows' report on Form 8-K, as filed with the Securities and Exchange Commission ("the SEC") on September 6, 2001.

(2)
Incorporated by reference to exhibit number 3.2 filed with Tucows' registration statement on Form S-4 (File No. 333-60306) (the "Registration Statement"), as filed with the SEC on May 4, 2001.

(3)
Incorporated by reference to exhibit number 10.27 filed with the SEC on October 19, 2001, with Post-Effective Amendment No. 1 to the Registration Statement.

(4)
Incorporated by reference to exhibit number 4.3 filed with Tucows' registration statement on Form S-8, as filed with the SEC on November 27, 2001.

(5)
Incorporated by reference to exhibit number 10.5 filed with Tucows' report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2003.

(6)
Incorporated by reference to exhibit number 10.9 filed with Tucows' report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCOWS INC.
BY:	/S/ ELLIOT NOSS
Elliot Noss Name: Elliot Noss Title: Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2005
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005
/s/ STANLEY STERN Stanley Stern	Director	March 24, 2005
/s/ EREZ GISSIN Erez Gissin	Director	March 24, 2005
/s/ ALAN LIPTON Alan Lipton	Director	March 24, 2005
/s/ LLOYD N. MORRISETT Lloyd N. Morrisett	Director	March 24, 2005

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Tucows Inc.
Consolidated Financial Statements
(Dollar amounts in U.S. dollars)
Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tucows Inc.:

        We have audited the accompanying consolidated balance sheets of Tucows Inc as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
February 7, 2005

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Current assets:
Cash and cash equivalents	$13,914,988	$12,912,811
Restricted cash (note 10(c))	460,398	132,500
Accounts receivable, net of allowance for doubtful accounts of $25,000 at December 31, 2004 and $30,000 at December 31, 2003	1,111,082	486,289
Prepaid expenses and deposits	2,156,702	2,061,948
Prepaid domain name registry and ancillary services fees, current portion	15,601,786	13,204,566
Deferred tax asset, current portion (note 9)	1,000,000	—

Total current assets	34,244,956	28,798,114
Prepaid domain name registry and ancillary services fees, long-term portion	6,471,916	5,136,194
Property and equipment (note 5)	1,017,237	1,048,400
Deferred tax asset, long-term portion (note 9)	2,000,000	—
Intangible assets (note 6)	1,242,240	—
Goodwill (note 3)	964,467	—
Investment (note 7)	353,737	353,737
Cash held in escrow (note 3)	1,009,650	—

Total assets	$47,304,203	$35,336,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,483,543	$1,632,294
Accrued liabilities	2,688,738	2,088,235
Customer deposits	2,247,262	2,160,601
Deferred revenue, current portion	23,648,381	20,715,191
Accreditation fees payable, current portion	144,483	—

Total current liabilities	30,212,407	26,596,321
Deferred revenue, long-term portion	9,602,599	7,874,001
Accreditation fees payable, long-term portion	31,816	—
Stockholders' equity (deficiency):
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 66,817,250 shares issued and outstanding at December 31, 2004 and 64,626,429 shares issued and outstanding at December 31, 2003	9,541,277	8,540,687
Additional paid-in capital	50,061,866	49,992,129
Deferred stock-based compensation	—	(20,593)
Deficit	(52,145,762)	(57,646,100)

Total stockholders' equity	7,457,381	866,123

Total liabilities and stockholders' equity	$47,304,203	$35,336,445

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net revenues (note 11)	$44,717,155	$37,194,747	$37,046,375
Cost of revenues	27,566,066	22,990,227	23,107,871

Gross profit	17,151,089	14,204,520	13,938,504

Operating expenses:
Sales and marketing (*)	5,067,841	3,850,081	3,770,913
Technical operations and development (*)	4,549,368	3,935,061	3,725,966
General and administrative (*)	4,107,981	3,998,073	4,523,314
Depreciation of property and equipment	1,118,734	1,489,570	2,675,836
Amortization of intangible assets	157,760	—	222,222

Total operating expenses	15,001,684	13,272,785	14,918,251

Income (loss) from operations	2,149,405	931,735	(979,747)
Other income (expenses)
Interest income, net	200,501	131,703	102,057
Gain on disposal of Electric Library subscription assets (note 4(b))	—	—	1,846,717
Gain on disposal of Liberty Registry Management Services Inc. (note 4(a))	—	1,000,000	1,955,443
Loss on disposal of Eklektix Inc.	—	—	(44,304)
Write down of investment in bigchalk.com (note 7)	—	—	(1,013,335)

Total other income (expenses)	200,501	1,131,703	2,846,578

Income before provision for income taxes	2,349,906	2,063,438	1,866,831
Provision for (recovery of) income taxes (note 9)	(3,150,432)	—	—

Net income for the year	$5,500,338	$2,063,438	$1,866,831

Basic and diluted income per share (note 2(o))	$0.08	$0.03	$0.03

Shares used in computing basic income per common share (note 2(o))	66,079,104	64,626,429	64,626,429

Shares used in computing diluted income per common share (note 2(o))	68,051,579	64,725,929	64,626,429

(*)
Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$16,834	$109,926	$109,926
Technical operations and development	69,737	—	—
General and administrative	3,759	52,778	52,777

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders' Equity (Deficiency)

(Dollar amounts in U.S. dollars)

	Common stock
			Additional paid in capital	Deferred stock-based compensation		Total stockholders' equity (deficiency)
	Number	Amount			Deficit
Balances, December 31, 2001	64,626,429	$8,540,687	$49,992,129	$(346,000)	$(61,576,369)	$(3,389,553)
Amortization of deferred stock-based compensation	—	—	—	162,703	—	162,703
Net income for the year	—	—	—	—	1,866,831	1,866,831

Balances, December 31, 2002	64,626,429	8,540,687	49,992,129	(183,297)	(59,709,538)	(1,360,019)
Amortization of deferred stock-based compensation	—	—	—	162,704	—	162,704
Net income for the year	—	—	—	—	2,063,438	2,063,438

Balances, December 31, 2003	64,626,429	8,540,687	49,992,129	(20,593)	(57,646,100)	866,123
Exercise of stock options	1,834,275	726,050	—	—	—	726,050
Acquisition of Boardtown Corporation (note 3)	356,546	274,540	—	—	—	274,540
Stock based compensation (note 8)	—	—	69,737	—	—	69,737
Amortization of deferred stock-based compensation	—	—	—	20,593	—	20,593
Net income for the year	—	—	—	—	5,500,338	5,500,338

Balances, December 31, 2004	66,817,250	$9,541,277	$50,061,866	$—	$(52,145,762)	$7,457,381

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cash provided by (used in):
Operating activities:
Net income for the year	$5,500,338	$2,063,438	$1,866,831
Items not involving cash:
Depreciation of property and equipment	1,118,734	1,489,570	2,675,836
Amortization of intangible assets	157,760	—	222,222
Unrealized change in the fair value of forward contracts	(88,743)	(279,174)	260,289
Write-down of investment in bigchalk.com, Inc.	—	—	1,013,335
Stock-based compensation	69,737	—	—
Amortization of deferred stock-based compensation	20,593	162,704	162,703
Deferred income taxes	(3,000,000)	—	—
Gain on disposal of Electric Library subscription assets	—	—	(1,846,717)
Gain on disposal of Liberty Registry Management Services Inc.	—	(1,000,000)	(1,955,443)
Loss on write-off of Eklektix Inc.	—	—	44,304
Change in non-cash operating working capital:
Accounts receivable	(546,762)	(147,592)	306,951
Prepaid expenses and deposits	(1,333)	(91,977)	(80,273)
Prepaid domain name registry and ancillary services fees	(3,732,942)	(3,495,233)	(2,488,384)
Accounts payable	(148,751)	26,664	(15,669)
Accrued liabilities	403,404	60,112	(479,898)
Customer deposits	77,772	202,944	20,915
Deferred revenue	4,661,788	4,228,175	3,731,415
Accreditation fees payable	176,299	—	—

Cash provided by operating activities	4,667,894	3,219,631	3,438,417

Financing activities:
Proceeds received on exercise of stock options	726,050	—	—
Repayments of obligations under capital leases	—	—	(111,159)

Cash provided by financing activities	726,050	—	(111,159)

Investing activities:
Additions to property and equipment	(1,034,709)	(956,649)	(844,508)
Decrease (increase) in restricted cash—being margin security against forward exchange contracts (note 10(c))	(327,898)	805,000	(937,500)
Net proceeds on disposal of Electric Library subscription assets	—	—	1,577,129
Acquisition of Boardtown Corporation, net of cash acquired	(2,019,510)	—	—
Increase in cash held in escrow	(1,009,650)	—	—
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	1,000,000	938,889
Proceeds on disposal of Eklektix Inc., net of cash disposed	—	—	(30,628)
Cash provided by (used in) investing activities	(4,391,767)	848,351	703,382

Increase in cash and cash equivalents	1,002,177	4,067,982	4,030,640
Cash and cash equivalents, beginning of year	12,912,811	8,844,829	4,814,189

Cash and cash equivalents, end of year	$13,914,988	$12,912,811	$8,844,829

Supplemental cash flow information:
Interest paid	$166	$383	$25,013
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Boardtown Corporation	$274,540	$—	$—

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

        Investments over which the Company is unable to exercise significant influence, are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

  (b) Use of estimates

        The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to amounts recognized for or carrying values of revenues, bad debts, investments, goodwill, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control.

  (c) Cash and cash equivalents

        All highly liquid investments, with an original term to maturity of three months or less at the date of acquisition, are classified as cash equivalents.

  (d) Property and equipment

        Property and equipment are stated at cost, net of accumulated amortization. Amortization is provided on a straight-line basis so as to amortize the cost of depreciable assets over their estimated useful lives at the following rates:

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

  (f) Goodwill

        Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill but is required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Absent triggering factors during the year, the Company conducts its goodwill assessment in the fourth quarter to correspond with its measurement planning cycle. Impairment is tested at the reporting unit level by comparing the reporting unit's carrying amount to its fair value. The fair values of the reporting units are estimated using discounted cash flows based on historical experience and on various other assumptions, including current market trends and developments. To the extent a reporting unit's carrying amount exceeds its fair value, an impairment of goodwill exists. Impairment is measured by comparing the fair value of goodwill, determined in a manner similar to a purchase price allocation, to its carrying value.

  (g) Revenue recognition

        The Company's revenues are derived from domain name registration fees on both a wholesale and retail basis and ancillary services and advertising and other revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

        The Company earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. Service has been provided in connection with registration fees once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards. Domain names are generally purchased for terms of one to ten years. Registration fees charged for domain name registration and provisioning services are recognized on a straight-line basis over the life of the contracted term. Registration fee revenues are net of any promotional rebates as the Company has a continuing obligation to provide services to customers throughout the registration period.

        The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising and other revenues are recognized ratably over the period in which it is presented. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved. The Company has also entered into barter arrangements with other Internet companies to place advertisements on each other's web sites. Revenue and expense from an advertising barter transaction is recognized only when the value of the advertising surrendered is determinable based on the Company's own historical practice of receiving cash for similar advertising. The Company recognized barter advertising of nil, nil and $51,342 during the years ended December 31, 2004, 2003 and 2002, respectively.

        In those cases where payment is not received at the time of sale, additional conditions for recognition of revenue are that the collection of sales process is reasonably assured and the Company has no further performance obligations. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

        The Company establishes reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, credit losses have been within the Company's expectations and the reserves the Company has established have been appropriate. However, the Company has, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

  (h) Deferred revenue

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

  (i) Accreditation fees payable

        Accreditation fees relate to the unpaid portion of accreditation fees paid to ICANN in connection with the registration of GTLD's.

  (j) Prepaid domain name registry fees

        Prepaid domain name registry and ancillary services fees represent amounts paid to registries, and country code domain name operators for updating and maintaining the registries, as well as to suppliers of ancillary services. Domain name registry and ancillary services fees are recognized on a straight-line basis over the life of the contracted registration term.

  (k) Translation of foreign currency transactions

        The Company's functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars (which is considered to be the measurement currency) at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Foreign exchange gains (losses) amounting to $343,506, $772,027, and $(80,480) have been recorded in operating expenses in the consolidated statement of operations during the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges under SFAS 133 and has, therefore, accounted for such forward foreign exchange contracts at their fair value with a gain recorded in the consolidated statement of operations of $88,743 and, $279,174 for the years ended December 31, 2004 and 2003, respectively, and a loss recorded in the consolidated statement of operations of $260,289 for the year ended December 31, 2002, equal to the change in the fair value of such contracts. The fair value of the forward foreign exchange contracts is included in prepaid expenses in the consolidated balance sheet at December 31, 2004 and December 31, 2003.

  (l) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $338,500, $411,200 and $532,200 during the years ended December 31, 2004, 2003 and 2002, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

  (m) Income taxes

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

        The Company is entitled to earn investment tax credits ("ITCs"), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized once the Company has reasonable assurance that the amounts will be realized. ITCs recognized in the year ended December 31, 2004 have been recorded as a recovery of income taxes.

  (n)    Stock-based compensation

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

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net income (loss), as reported	$5,500,338	$2,063,438	$1,866,831
Add stock-based employee compensation expense included in reported net income, net of tax	90,330	162,704	162,703
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(413,151)	(571,593)	(481,014)

Net income, pro forma	$5,177,517	$1,654,549	$1,548,520

Income per common share, as reported	$0.08	$0.03	$0.03
Income per common share, pro forma	0.08	0.03	0.02

        To determine the fair value of each option on the grant date in 2004, 2003 and 2002, the following assumptions were used for the Company's stock option plan: dividend yield of 0.0% for each year, volatility of 132.4%, 138.8%, and 157%, respectively, a weighted average risk free interest rate of 3.2%, 2.8% and 3.46%, respectively, and a weighted average expected life of options of four years for each year. The weighted average grant date fair value for options issued in 2004, 2003 and 2002, with the exercise price equal to market value on the date of grant, were $0.61, $0.37 and $0.47, respectively.

  (o)    Income per common share

        Basic income per common share has been calculated on the basis of income for the year divided by the weighted average number of common shares outstanding during each year. Diluted net income per share is the same as basic income per share. Diluted income per share gives effect to all dilutive potential common shares outstanding at the end of the year had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted income per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options.

        The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Numerator for basic and diluted income per common share:
Income for the year	$5,500,338	$2,063,438	$1,866,831

Denominator for basic and diluted income per common share:
Basic weighted average number of common shares outstanding	66,079,104	64,626,429	64,626,429
Effect of stock options	1,972,475	99,500	—

Diluted weighted average number of shares outstanding	68,051,579	64,725,929	64,626,429

Basic income per common share	$0.08	$0.03	$0.03

Diluted income per common share	$0.08	$0.03	$0.03

        Options to purchase 864,310 shares of common stock were outstanding during 2004 (2003 : 8,554,754, 2002 : 7,660,257) but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares. The options which expire in years 2005 to 2014 were still outstanding at the end of 2004.

  (p)    Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and forward foreign exchange contracts. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less form the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to the forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2004, 2003 or 2002. Two customers accounted for 27% of accounts receivable at December 31, 2004 and one customer accounted for 19% and 17% of accounts receivable at December 31, 2003 and 2002 respectively. All of these accounts receivable have been collected.

  (q)    Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

  (r)    Comprehensive income

        The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2004, 2003 and 2002.

  (s)    Segment reporting

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

  (t)    Recent accounting pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, Tucows is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Tucows currently uses the Black-Scholes option-pricing model to value options for pro-forma financial statement disclosure purposes in note 2 (n). The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. Tucows is required to adopt SFAS 123R in the third quarter of fiscal 2005. Tucows is evaluating the requirements of SFAS 123R and anticipates that the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure included in note 2 (n).

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, the FASB issued FIN 46R which superseded FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003 and otherwise to interests in Variable Interest Entities, or VIEs for periods ending after March 15, 2004. VIEs are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. FIN 46R provides specific guidance for determining when an entity is a VIE and who, if anyone, should consolidate the VIE. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

3.    Business acquisitions:

        On April 27, 2004, the Company finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation ("Boardtown") for total purchase consideration of up to $4.0 million. The Company has paid $2.0 million of this consideration in cash and $274,540 by the issuance of 356,546 Tucows Inc. common shares. The remaining $1.75 million in consideration is being held in escrow contingent upon the achievement of certain performance milestones and to secure certain warranties, representations and covenants in the acquisition agreement. Of the remaining $1.75 million held in escrow, $750,000 is in the form of 1,069,644 Tucows Inc. common shares, which are not included in the determination of diluted earnings per common share, and $1.0 million is in cash. This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

        The total aggregate consideration paid at December 31, 2004 amounting to $2,321,782 is comprised of:

  •
  $2,000,000 paid in cash;

  •
  $274,540 (based on Tucows Inc.'s average share price for the two days before and two days after April 21, 2004, the date of the announcement of the transaction, of $0.77 per share for 356,546 Tucows Inc. shares); and

  •
  $47,242 of transaction costs.

        The fair value of assets acquired based on the consideration paid, is as follows:

Current assets (including cash of $27,732)		$110,440
Property and equipment		52,861
Intangible assets including:
Technology	$540,000
Brand	170,000
Customer relationships	500,000
Non-compete agreements	190,000	1,400,000

Goodwill		964,467
Current liabilities		(205,986)

		$2,321,782

        The amount assigned to intangible assets is based upon an independent appraisal. Intangible assets, excluding goodwill, are being amortized over a period of seven years on a straight-line basis, with the exception of the non-compete agreements which are being amortized over a period of three years on a straight-line basis.

        The following unaudited supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the years ended December 31, 2004 and 2003, as if the acquisition had occurred at the beginning of the respective periods.

	Year ended December 31, 2004	Year ended December 31, 2003
	(unaudited)	(unaudited)
Net revenues	$45,122,156	$38,722,077
Net income	5,520,199	2,224,488
Pro forma basic and diluted earnings per share	$0.08	$0.03

4.    Dispositions:

        a)    Liberty Registry Management Services Inc. ("Liberty RMS"):

        On March 25, 2002, the Company sold all of the outstanding shares of Liberty RMS, which was a wholly owned subsidiary, and certain technology required to provide registry services, to Afilias, Limited. Liberty RMS owned and operated the back-end registry services for the.info registry. Total consideration received consisted of cash proceeds of $977,000 and a receivable of $87,000. The Company has recorded a gain on the disposition of Liberty RMS of $1,955,443. The Company was also entitled to additional contingent consideration of up to $1 million primarily based on Afilias having been awarded the back end registry provider for the.org registry. The full amount has been earned and recognized as other income during the year ended December 31, 2003.

        b)    Electric Library subscription assets and Encyclopedia.com services:

        On August 16, 2002, the Company sold all the assets and certain liabilities associated with its search and reference services, Electric Library and Encyclopedia.com, to Alacritude, LLC, an unrelated party. Total consideration received consisted of cash proceeds of $1,577,129 (including an intellectual property license fee of $100,000), net of liabilities assumed by Alacritude, LLC. This resulted in a gain on the disposition of these assets in the amount of $1,846,717.

5.    Property and equipment:

        Property and equipment consist of the following:

	December 31, 2004	December 31, 2003
Computer equipment	$3,516,997	$3,140,227
Computer software	6,114,137	5,602,986
Furniture and equipment	885,112	785,706
Leasehold improvements	664,205	563,962

	11,180,451	10,092,881

Less:
Accumulated amortization	10,033,214	8,914,481
Write-down of property and equipment	130,000	130,000

	10,163,214	9,044,481

	$1,017,237	$1,048,400

6.    Intangible assets:

        Intangible assets consist of technology, brand, customer relationships and non-competition agreements, which were entered into with the former owners of Boardtown Corporation. These balances are being amortized on a straight-line basis over the term of the intangible assets, being seven years, except the non-competition agreements which are being amortized on a straight-line basis over three years.

        Non-competition agreements were entered into with the former owners of the Tucows Division of Tucows Interactive Limited. These balances were being amortized on a straight-line basis over the term of the non-competition agreement, being three years and was fully amortized as of December 31, 2002.

        Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Total
Acquisition of Boardtown Corporation in 2004	$540,000	$170,000	$500,000	$190,000	$1,400,000
Amortization expense	(51,320)	(16,480)	(47,800)	(42,160)	(157,760)

Net book value, December 31, 2004	$488,680	$153,520	$452,200	$147,840	$1,242,240

        The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2005	$236,160
2006	236,160
2007	193,920
2008	172,800
2009	172,800
Thereafter	230,400

Total	$1,242,240

7.    Investment:

        The Company holds a 7% interest in Afilias, Limited ("Afilias"), a private company, which is a consortium of 18 domain name registrars.

        Until December 31, 2002, the Company also held an 11% interest in bigchalk.com, Inc. ("bigchalk"), a private company. In 2002, the Company paid bigchalk content royalties and technical service fees for content provided to the Electric Library site which amounted to $971,586. During 2002, the Company recorded a write-down in the amount of $1,013,335 against the carrying value of its investment in bigchalk.

8.    1996 Stock Option Plan:

        The Company's 1996 Stock Option Plan was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which may be set aside for issuance under the Plan is 11,150,000 shares (2002 - 10,000,000), provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period.

        Details of stock option transactions are as follows:

	Year ended December 31, 2004		Year ended December 31, 2003		Year ended December 31, 2002
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	8,665,755	$0.69	7,660,258	$1.12	7,313,412	$1.35
Granted	1,479,250	0.61	6,315,235	0.37	1,445,363	0.47
Exercised	(1,834,275)	0.40	—	—	—	—
Forfeited	(392,735)	0.40	(5,309,738)	0.93	(867,017)	1.33
Expired	(420,409)	5.58	—	—	(231,500)	3.48

Outstanding, end of year	7,497,586	$0.49	8,665,755	$0.69	7,660,258	$1.12

Options exercisable, end of year	5,211,809	$0.48	6,826,444	$0.78	5,594,549	$1.27

        The stock options expire at various dates between June 2005 and October 2014.

        As of December 31, 2004, the exercise prices and weighted average remaining contractual life of outstanding options were as follows:

	Options outstanding
				Options exercisable
		Weighted average exercise price per share
Exercise price	Number outstanding		Weighted average remaining contractual life (years)	Number exercisable	Weighted average exercise price per share
$0.26-$0.36	924,170	$0.35	8.6	349,731	$0.34
$0.37-$0.50	4,428,855	$0.39	5.2	4,202,122	$0.38
$0.52-$0.91	2,038,167	$0.67	8.1	553,562	$0.82
$1.87-$5.94	106,394	$2.75	4.5	106,394	$2.75

	7,497,586			5,211,809

        The Company recorded stock-based compensation amounting to $69,737 for the year ended December 31, 2004 as a result of modification of the terms of certain options granted to a former employee (nil for the years ended December 31, 2003 and 2002). Amortization of deferred stock-based compensation amounted to $20,593 for the year ended December 31, 2004, $162,704 for the year ended December 31, 2003 and $162,703 for the year ended December 31, 2002.

9. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Income for the year before provision for income taxes	$2,349,906	$2,063,438	$1,866,831

Computed expected tax (expense) recovery	$822,000	$(722,000)	$(653,000)
Reduction in income tax recovery resulting from:
State income taxes	75,000	(62,000)	(56,000)
Permanent differences	132,000	254,000	(198,000)
ITCs recovered	(150,432)	—	—
Other	(660,000)	—	—
Impact of change in income tax rates	—	—	(1,091,000)
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(3,369,000)	530,000	1,998,000

	$(3,150,432)	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2004 and 2003 are presented below:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carried forward	$5,883,000	$5,844,000
Deferred revenue	3,649,000	2,992,000
Reserves	312,000	190,000
Capital losses	45,000	385,000
Amortization	9,025,000	9,872,000

Total gross deferred tax assets	18,914,000	19,283,000
Less valuation allowance	(15,914,000)	(19,283,000)

Net deferred tax assets	$3,000,000	$—

Deferred income tax asset, current portion	$1,000,000	$—
Deferred income tax asset, long-term portion	2,000,000	—

	$3,000,000	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $15.9 million at December 31, 2004 and a full valuation allowance at December 31, 2003.

        As of December 31, 2004, the Company had approximately $15,482,000 of losses available to reduce future years' U.S. taxable income which expire on various dates between 2019 and 2021. In order to utilize tax assets, the company would have to earn taxable income of approximately $49.7 million.

10. Commitments and contingencies:

        (a) The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next five years. Future minimum payments under these agreements are as follows:

2005	$570,000
2006	400,000
2007	321,000
2008	302,000
2009	314,000
Thereafter	661,000

        (b) In the normal course of operations, the Company is subject to various lawsuits and other claims. The Company believes that the outcome of any of the outstanding claims would not result in a material effect on the Company's financial position.

        (c) To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts ("Contracts") whereby amounts of $550,000 and $1,750,000 are converted into Canadian dollars on a semi-monthly basis until the end of March 2005 at an foreign exchange rates varying from 1.2310 to 1.2311. The notional principal of the outstanding Contracts at December 31, 2004 is $4.5 million. As margin security against these Contracts, the Company has placed $225,000 into secured term deposits, which mature on a monthly basis in line with the Contracts and has been reflected as restricted cash on the balance sheet, together with margin security of $85,000 released in January 2005 and $150,000 securing letters of credit that expired in November 2004 that was released in January 2005.

11. Supplemental information:

        (a) The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Advertising and other revenue	$3,217,368	$2,046,860	$1,698,179
Domain name and ancillary services	41,499,787	35,147,887	32,944,811
Electric Library subscription	—	—	2,403,385

	$44,717,155	$37,194,747	$37,046,375

        (b) Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Provision reversed on disposition of Electric Library assets	Balance at end of year
Allowance for doubtful accounts
2004	$30,000	$(5,000)	$—	$—	$25,000
2003	229,938	(116,000)	83,938	—	30,000
2002	276,579	112,595	22,657	136,579	229,938
Valuation allowance for deferred tax asset:
2004	$19,283,000	$(3,369,000)	$—	$—	$15,914,000
2003	19,813,000	(530,000)	—	—	19,283,000
2002	21,811,000	(1,998,000)	—	—	19,813,000

EXHIBIT INDEX

Exhibit No.		Description
3.1		Third Amended and Restated Articles of Incorporation of Tucows.(1)
3.2		Amended and Restated Bylaws of Tucows.(2)
10.1		Registration Rights Agreement, dated as of August 28, 2001, by and among Infonautics, Inc., Parman Holding Corp., Yossi Vardi, Redel Inc., Hapoalim Nechasim (Menayot) Ltd., Eurocom Communications Ltd., XDL U.S. Holdings Inc., FIBI Investment House Ltd., STI Ventures N.V. and Scorpio Communications Ltd.(3)
10.2	*	Amended and Restated 1996 Equity Compensation Plan Agreement.(4)
10.3	*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss.(5)
10.4	*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman.(5)
10.5	*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen.(5)
10.6	*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris
10.7		Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999.(6)
10.8	*	Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co, dated September 1, 2004.
10.9	*	Description of Tucows Fiscal 2004 At Risk Compensation Plan.
21.1		Subsidiaries of Tucows Inc.
23.1		Consent of KPMG LLP.
31.1		Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2		Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1		Chief Executive Officer's Section 1350 Certification.
32.2		Chief Financial Officer's Section 1350 Certification.

*
Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

(1)
Incorporated by reference to exhibit number 3.1 filed with Tucows' report on Form 8-K, as filed with the Securities and Exchange Commission ("the SEC") on September 6, 2001.

(2)
Incorporated by reference to exhibit number 3.2 filed with Tucows' registration statement on Form S-4 (File No. 333-60306) (the "Registration Statement"), as filed with the SEC on May 4, 2001.

(3)
Incorporated by reference to exhibit number 10.27 filed with the SEC on October 19, 2001, with Post-Effective Amendment No. 1 to the Registration Statement.

(4)
Incorporated by reference to exhibit number 4.3 filed with Tucows' registration statement on Form S-8, as filed with the SEC on November 27, 2001.

(5)
Incorporated by reference to exhibit number 10.5 filed with Tucows' report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2003.

(6)
Incorporated by reference to exhibit number 10.9 filed with Tucows' report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002.

QuickLinks

TABLE OF CONTENTS
Forward-Looking Statements
PART I
RISK FACTORS
RISKS RELATED TO THE INTERNET AND TUCOWS' TECHNOLOGY
GOVERNMENTAL AND REGULATORY RISKS
RISK RELATED TO TUCOWS' STOCK
PART II
Tucows Inc. Quarterly Results of Operations (Dollar amounts in U.S. dollars)
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS Consolidated Financial Statements of Tucows Inc.
Report of Independent Registered Public Accounting Firm
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