Form 10-Q
period 2005-03-31
TUCOWS INC /PA/
filed 2005-05-10
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, there were 68,078,302 outstanding shares of common stock, no par value, of the registrant, excluding 288,807 shares of common stock remaining in escrow as a result of an acquisition in April 2004.

TUCOWS INC.

Form 10-Q Quarterly Report

INDEX

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004
Consolidated Statements of Operations (unaudited) for the three months ended March 31 2005 and 2004
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 6	Exhibits

Signatures

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31, 2005	December 31, 2004
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$15,007,050	$13,914,988
Restricted cash	—	460,398
Accounts receivable, net of allowance for doubtful accounts of $55,000 as of March 31, 2005 and $25,000 as of December 31, 2004	1,262,679	1,111,082
Prepaid expenses and deposits	1,721,738	2,156,702
Prepaid domain name registry and ancillary services fees, current portion	17,082,065	15,601,786
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	36,073,532	34,244,956

Prepaid domain name registry and ancillary services fees, long-term portion	6,993,852	6,471,916
Property and equipment	976,272	1,017,237
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets	1,183,200	1,242,240
Goodwill	964,467	964,467
Investment	353,737	353,737
Cash held in escrow	1,013,366	1,009,650

Total assets	$49,558,426	$47,304,203

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,526,505	$1,483,543
Accrued liabilities	1,677,947	2,688,738
Customer deposits	2,169,135	2,247,262
Deferred revenue, current portion	25,493,236	23,648,381
Accreditation fees payable, current portion	303,891	144,483
Total current liabilities	31,170,714	30,212,407

Deferred revenue, long-term portion	10,263,233	9,602,599
Accreditation fees payable, long-term portion	43,265	31,816

Stockholders' equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding		—
Common stock - no par value, 250,000,000 shares authorized; 67,297,465 shares issued and outstanding as of March 31, 2005 and 66,817,250 shares issued and outstanding as of December 31, 2004	9,722,300	9,541,277
Additional paid-in capital	50,061,866	50,061,866
Deficit	(51,702,952)	(52,145,762)
Total stockholders' equity	8,081,214	7,457,381

Total liabilities and stockholders' equity	$49,558,426	$47,304,203

Subsequent event note 7

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2005	2004

Net revenues	$11,801,706	$10,174,909
Cost of revenues	7,221,205	6,445,415
Gross profit	4,580,501	3,729,494

Operating expenses:
Sales and marketing (*)	1,352,454	1,220,534
Technical operations and development	1,322,785	1,011,422
General and administrative (*)	1,390,762	1,073,072
Depreciation of property and equipment	241,873	312,986
Amortization of intangible assets	59,040	—
Total operating expenses	4,366,914	3,618,014

Income from operations	213,587	111,480

Other income:
Interest income, net	77,248	37,633
Total other income	77,248	37,633

Income before provision for income taxes	290,835	149,113
Provision for (recovery of) income taxes	(151,975)	—

Net income for the period	$442,810	$149,113

Basic and diluted earnings per share	$0.01	$0.00

Shares used in computing basic earnings per common share	66,883,487	64,690,887

Shares used in computing diluted earnings per common share	71,604,368	66,989,744

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$—	$16,834
General and administrative	$—	$3,759

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2005	2004

Cash provided by (used in):
Operating activities:
Net income for the period	$442,810	$149,113
Items not involving cash:
Depreciation of property and equipment	241,873	312,986
Amortization of intangible assets	59,040	—
Loss on change in the fair value of forward contracts	107,628	18,885
Stock-based compensation	—	20,593
Change in non-cash operating working capital:
Accounts receivable	(151,597)	(62,668)
Prepaid expenses and deposits	327,336	35,120
Prepaid domain name registry fees	(2,002,215)	(2,037,012)
Accounts payable	42,962	(375,449)
Accrued liabilities	(1,010,791)	(255,421)
Customer deposits	(78,127)	(46,881)
Deferred revenue	2,505,489	2,807,463
Accreditation fees payable	170,857	—

Cash provided by operating activities	655,265	566,729

Financing activities:
Proceeds received on exercise of stock options	181,023	153,062

Cash provided by financing activities	181,023	153,062

Investing activities:
Additions to property and equipment	(200,908)	(108,144)
Decrease in restricted cash - being margin security against forward exchange contracts	460,398	132,500
Increase in cash held in escrow	(3,716)	—

Cash provided by investing activities	255,774	24,356

Increase in cash and cash equivalents	1,092,062	744,147

Cash and cash equivalents, beginning of period	13,914,988	12,912,811

Cash and cash equivalents, end of period	$15,007,050	$13,656,958

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2005 and the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004.

The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and notes normally provided in annual financial statements.  These interim financial statements follow the same accounting policies and methods of application used in the annual financial statements, and should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 24, 2005.  The results of operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

The Company has elected to follow the intrinsic-value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options.  Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the market value of a common share and the exercise price of the option.  Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally four years, in accordance with the accelerated measurement method in Financial Accounting Standards Board Interpretation No. 28.

Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation.”  Under this method, the fair value of options granted is recognized as services are performed and options are earned.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2005	2004
	(unaudited)

Net income, as reported	$442,810	$149,113
Add stock-based employee compensation expense included in reported net income, net of tax	—	20,593
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(83,287)	(184,671)
Net income (loss), pro forma	$359,523	$(14,965)
Earnings (loss) per common share, as reported	$0.01	$0.00
Earnings (loss) per common share, pro forma	$0.01	$(0.00)

To determine the fair value of each option on the grant date in the three months ended March 31, 2005 and 2004 respectively, the following assumptions were used for the Company’s stock option plan:

	Three months ended March 31,
	2005	2004

Volatility	128.4%	139.7%

Risk-free interest rate	3.8%	2.8%

Expected life (in years)	4.0	4.0

Dividend yield	0%	0%

The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.88	$0.52

2.  INVESTMENT:

Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is not temporary has occurred.

The Company holds a 7% interest in Afilias, Limited (“Afilias”), a private company, which is a consortium of 18 domain name registrars.

3.  BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods.

Options to purchase 106,394 shares of common stock were outstanding during the three months ended March 31, 2005 (three months ended March 31, 2004: 1,067,795) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares.  The options, which expire in years 2005 to 2014, were still outstanding at March 31, 2005.

4.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2005	2004
	(unaudited)

Domain name and ancillary services	$10,820,331	$9,602,481
Advertising and other revenue	981,375	572,428
	$11,801,706	$10,174,909

5.  COMMITMENTS AND CONTINGENCIES:

(a)           Commitment obligations which existed at December 31, 2004 have been disclosed in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 24, 2005.

(b)           Subsequent to March 31, 2005, Tucows entered into a series of forward foreign exchange contracts (“Contracts”) to manage its exposure to foreign exchange rate fluctuations.  On a semi-monthly basis, beginning on April 25, 2005, U.S.$550,000 will be converted into Canadian dollars until the end of May 2005 at foreign exchange rates varying from 1.2363 to 1.2370.  The notional principal of the outstanding Contracts at April 22, 2005 was $1,650,000.  As margin security against these Contracts, the Company placed $82,500 into secured term deposits, which will mature on a monthly basis in line with the Contracts and will be reflected as restricted cash on the balance sheet.

6.  RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, Tucows is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Tucows currently uses the Black-Scholes option-pricing model to value options for pro-forma financial statement disclosure purposes [in note 1.] The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. Tucows is required to adopt SFAS 123R in the first quarter of fiscal 2006. Tucows is evaluating the requirements of SFAS 123R and anticipates that the adoption of FAS 123(R) will affect its results of operations to an extent similar to that as presented in its FAS 123 pro forma disclosure [included in note 1.]

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

7.  SUBSEQUENT EVENT:

In connection with the acquisition of Boardtown Corporation on April 27, 2004, Tucows transferred $1.75 million of the purchase price payable to the former shareholders of Boardtown (the “Shareholders”) into an escrow account which is being held in escrow until the determination of whether certain performance milestones at various contractual dates between April 2005 and April 2007 were achieved.

The escrow funds consist of $750,000 in the form of 1,069,644 shares of common shares of Tucows (based upon the market price of Tucows shares at the time of the transaction), which have not been included in the determination of diluted earnings per common share, and $1.0 million in cash. The first $750,000 paid out of the escrow account to the shareholders of Boardtown Corporation is to be in shares of common stock of Tucows.  Pursuant to the acquisition agreement, the performance milestones relating to the net cash flow from existing operations, the hosted billing solution and the hosted help desk solution were assessed as of April 27, 2005.  The performance milestone relating to converting potential support customers was assessed as of April 30, 2005.

On April 27, 2005, Tucows and the shareholders of Boardtown Corporation agreed that the shareholders of Boardtown Corporation had met their obligation with regard to the hosted billing solution milestone and that they had not met their obligation with regard to the net cash flow from operations milestone.  With regard to the hosted help desk milestone, Tucows and the shareholders of Boardtown Corporation agreed that the determination of whether this milestone was achieved should be deferred until July 31, 2005 without penalty.  Accordingly, the escrow agent has been instructed to release 641,783 shares of common stock to the shareholders of Boardtown Corporation in satisfaction of the hosted billing solution milestone and to amend the terms of the escrow agreement to reflect the revised performance date for the hosted help desk solution milestone to July 31, 2005.  In addition, since the net cash flow from existing operations criteria was not met, the escrow agent was instructed to repay $400,000, to Tucows.

On April 30, 2005, Tucows and the shareholders of Boardtown Corporation agreed that the shareholders of Boardtown Corporation had partially met their obligation with regard to converting potential support customers and released an additional 139,054 shares of common stock from escrow to the shareholders of Boardtown Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Tucows’ financial condition and results of operations should be read with Tucows consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Form 10-Q contains, in addition to historical information, forward-looking statements by Tucows with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Form 10-Q include statements regarding the following: Tucows’ plans to introduce a number of additional Internet services; Tucows expectations regarding its collections of accounts receivable; the expected increases in cost of revenues, sales and marketing expenses, technical operations and development expenses and general and administrative expenses; the number of new, renewed and transferred-in domain names; the future cost of Tucows revenues; the growth in domain names under Tucows management; Tucows expectation that during 2005 more of its high volume resellers will begin to explore if they can derive more value from Tucows by becoming accredited registrars and moving onto Tucows OpenHRS platform; and Tucows’ belief that its cash and cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that may cause such a difference include the risks described under the caption “Risk Factors”.  This list of factors that may affect Tucows’ future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

Overview

Tucows provides Internet services and digital software content to end-users worldwide through a global Internet-based distribution network of more than 6,000 Service Providers in over 100 countries. Tucows is an accredited registrar with the Internet Corporation for Assigned Names and Numbers, generally known as ICANN, and generates revenue primarily through the provision of domain name registration and other Internet services to Service Providers who offer such services to their own customers. These Service Providers are a heterogeneous group of companies, including Internet service providers, web hosting providers and telecommunications and cable companies (collectively referred to as “Service Providers”), that typically provide a critical component of an end-user’s Internet presence and have a very high level of interaction with the end-user. In addition to domain name registration services, Tucows currently provides Service Providers with security and identity services (through digital certificates), billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools, and plans to introduce a number of additional Internet services in the future. Tucows primarily distributes its services to Service Providers using its Open Shared Reseller System, or “OpenSRS” platform, which provides the technical infrastructure that allows Service Providers to register and manage the provisioning of Tucows’ services to their end-users. Tucows provides services for Service Providers to either consume directly or to bundle and resell to end-users. This allows Service Providers to deal directly with their own end-user customers. By using Tucows’ services, Service Providers are able to avoid the costs and complexities of building in-house systems and to focus on their customer acquisition and retention strategies. Registrars who do not want to incur the costs and complexities of building and maintaining their own platforms utilize Tucows’ Open Hosted Reseller System, or “OpenHRS,” platform to provision Tucows’ services to their end-users.

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

Net Revenues

Tucows generates net revenues primarily through the provision of domain name registration and ancillary services such as security and identity services (through digital certificates), billing services, billing, provisioning and customer care software solutions, email services, managed Domain Name Services, or DNS, blogware and website building tools.  Tucows also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com.  Advertising revenue is generated from third party advertisers on a cost per click or a flat rate basis and from software developers who rely on Tucows as a primary source of distribution.

Domain name registration and ancillary services

Tucows generates revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues have been derived from the sale of services provided as an accredited domain name registrar. Tucows currently offers registration services for the generic top level domains, or gTLDs, .com, .net, .org, .info, ..name and .biz and the country code domains .ca, .cc, .ch, .cn, .de, .fr, .nl, ..uk, .tv and .us.

Tucows receives revenues for each domain name or ancillary service registered through its system by Service Providers.

With respect to the sale of domain name registrations, Tucows earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. Domain name registrations are generally purchased for terms of one to ten years. Payments for the full term of all services are received at the time of activation of service (“billed revenue”) and, where appropriate, are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Ancillary services currently consist of digital certificates, billing services, billing, provisioning and customer care software solutions, email services, managed DNS, blogware and website building tools which are used by Tucows’ Service Providers to create bundles of Internet services for their end-users. Tucows earns fees when an ancillary service is activated. Ancillary services are generally purchased for terms of one month to three years. Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Advertising and other revenue

Tucows also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented at its web site, www.tucows.com. Advertising revenue is generated from third party advertisers on a cost per click or a flat rate basis and from software developers who rely on Tucows as a primary source of distribution.  Tucows generally does not enter into barter advertising arrangements.  Software developers use Tucows’ Author Resource Center to submit their products for inclusion in Tucows’ software libraries and to purchase promotional placement of their software in the library categories as well as purchase other promotional services on a cost per click or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies who contract with Tucows to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented.

Critical Accounting Policies

The following is a discussion of Tucows’ critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of Tucows’ financial condition and results and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions.  Notes 1 and 6 to the unaudited consolidated financial statements for the three months ended March 31, 2005 includes further information on the significant accounting policies and methods used in the preparation of Tucows’ consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires Tucows to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, Tucows evaluates the application of these estimates, including those related to the recoverability of investments, goodwill and acquired intangible assets, product development costs, revenue recognition and deferred revenue, and accounting for income taxes.  Tucows bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual amounts could differ significantly from these estimates.

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

Product development costs

Tucows accounts for the costs of computer software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to the consolidated financial statements of Tucows contained in its Annual Report on Form 10-K for the year ended December 31, 2004.  Tucows’ policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management reassesses these judgments on an ongoing basis.  Changes in management’s assessment could impact the recognition of development costs in Tucows’ accounts.

Valuation of long-lived assets

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

Accounting for income taxes

Tucows accounts for income taxes under the liability method in accordance with FASB 109.  Under the liability method, Tucows recognizes deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of Tucows’ assets and liabilities.  Tucows records a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized.  In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded.  This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

On a periodic basis Tucows evaluates the probability that its deferred tax asset balance will be recovered to assess its realizability. To the extent Tucows believes it is more likely than not that some portion of its deferred tax assets will not be realized, Tucows will increase the valuation allowance against the deferred tax assets. Realization of Tucows’ deferred tax assets is dependent primarily upon future taxable income. Tucows’ judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

NET REVENUES

	Three months ended March 31,
	2005	2004

Net revenues	$11,801,706	$10,174,909
Increase over prior period	$1,626,797
Increase - percentage	16%

Total net revenues for the three months ended March 31, 2005 increased to $11.8 million from $10.2 million for the three months ended March 31, 2004.

During the three months ended March 31, 2005, no customer accounted for more than 10% of billed revenue, and one customer accounted for 11% of accounts receivable at March 31, 2005. Subsequent to the quarter end, these amounts were fully collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the three months ended March 31, 2005 increased by $1.2 million, or 12.7%, to $10.8 million from $9.6 million for the three months ended March 31, 2004, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation.

During the three months ended March 31, 2005, the number of domain names processed by Tucows increased by approximately 100,000 to approximately 1.1 million new, renewed and transferred-in domain name registrations, compared to the three months ended March 31, 2004.  This increase was due primarily to Tucows continuing to compete aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position.  These actions have resulted in Tucows’ average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows’ revenue and profitability.  Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability.

While Tucows anticipates that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows’ management.  During the three months ended March 31, 2005, the total number of domain names under Tucows’ management increased by approximately 100,000 to approximately 4.5 million.

Deferred revenue from domain name registrations and ancillary services at March 31, 2005 increased to approximately $35.8 million from approximately $31.4 million at March 31, 2004.

Advertising and other revenue

Advertising and other revenue for the three months ended March 31, 2005 increased by approximately $400,000, or 72%, to approximately $981,000 compared to approximately $571,000 for the three months ended March 31, 2004.  The increase was predominantly the result of growth in advertising revenue from third party advertisers.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain name registration and ancillary services, advertising and other revenue and network costs.

Cost of revenues for domain name registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from Tucows’ customers, namely ratably over the term of provision of the service.  Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees.  Costs of revenues for ancillary services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided.  Tucows has minimal direct cost of revenues associated with its advertising and other revenues.  Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of Tucows gross profit of the same amount.  Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services.  Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of Tucows’ network.

	Three months ended March 31,
	2005	2004

Cost of revenues	$7,221,205	$6,445,415
Increase over prior period	$775,790
Increase - percentage	12%
Percentage of revenues	61%	63%

Cost of revenues for the three months ended March 31, 2005 increased by approximately $800,000, or 12%, to $7.2 million from $6.4 million for the three months ended March 31, 2004.  The increase was primarily the result of higher costs attributable to higher volumes of domain name registrations and ancillary services, and as a result of the change in nature of the ICANN accreditation fee.

Registry fees remain the primary component of cost of revenues and are paid in full when the domain name is registered.  Registry fees are recorded as prepaid domain name registry fees and are recognized ratably over the term of provision of the service.  Ancillary service costs and ICANN accreditation transaction fees are generally paid either monthly or quarterly.  Services provided over periods longer than one month are recognized ratably over the term of provision of the service.  Effective November 1, 2004, ICANN’s members voted to change the basis whereby registrars pay their variable accreditation fee to a transaction based fee of $0.25 per domain year registered.  As this fee is now being charged as a transaction fee, Tucows is no longer expensing this fee to sales and marketing, but is allocating it to cost of goods sold and is recognizing it ratably over the term of provision of the service.  Tucows anticipates that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain name registration and ancillary services.

Prepaid domain name registration and ancillary services fees at March 31, 2005 increased by approximately $3.7 million, to approximately $24.1 million from approximately $20.4 million at March 31, 2004.

Cost of revenues of digital content distribution services includes the costs of network operations.  These costs remained relatively flat at approximately $317,000, primarily as a result in decreased bandwidth costs.  This decrease in bandwidth costs was offset in part by an increase in people costs primarily as a result of increased hours of operation.  The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network.  Tucows expects communication costs to increase as its network expands geographically and network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2005	2004

Sales and marketing	$1,352,454	$1,220,534
Increase over prior period	$131,920
Increase - percentage	11%
Percentage of revenues	11%	12%

Sales and marketing expenses during the three months ended March 31, 2005 increased by approximately $132,000, or 11%, to approximately $1.4 million compared to approximately $1.2 million during the three months ended March 31, 2004.

The increase was primarily the result of increased people costs, including contractors, of approximately $270,000, related to ongoing initiatives to improve customer service and expand Tucows’ sales reach.  Also included in the increase in sales and marketing expenses is an increase of approximately $70,000 primarily related to travel incurred as a result of efforts to extend Tucows sales reach.

The increase was partly offset by a decrease in ICANN fees of approximately $144,000, which effective November 2004 is included under cost of goods sold (as discussed under cost of revenues above), a decrease in marketing expenses of approximately $44,000 and a decrease in stock-based compensation of approximately $20,000, which was fully expensed by the end of March 2004.

Tucows believes that sales and marketing expenses will continue to increase, in absolute dollars, as it adjusts its marketing programs and sales strategies to meet future opportunities in the marketplace.

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

	Three months ended March 31,
	2005	2004

Technical operations and development	$1,322,785	$1,011,422
Increase over prior period	$311,363
Increase - percentage	31%
Percentage of revenues	11%	10%

Technical operations and development expenses for the three months ended March 31, 2005 increased approximately $311,000, or 31%, to approximately $1.3 million from approximately $1.0 million for the three months ended March 31, 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $347,000 and reflects Tucows ongoing commitment to enhance and extend its OpenSRS platform.

This increase was primarily offset by an increase of approximately $44,000 in the level of capitalization of personnel costs for employees directly related to the application development stage of development projects.

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

	Three months ended March 31,
	2005	2004

General and administrative	$1,390,762	$1,073,072
Increase over prior period	$317,690
Increase - percentage	30%
Percentage of revenues	12%	11%

General and administrative expenses for the three months ended March 31, 2005 increased by approximately $318,000, or 30%, to $1.4 million from $1.1 million for the three months ended March 31, 2004.

The increase in general and administrative expenses generally reflects the more sophisticated infrastructure needed to support the constantly evolving needs Tucows experiences as the size and scope of its business continues to grow.  This resulted in increases in people related costs including contract and outside service costs, facility costs, provision for doubtful accounts, public listing expenses, investor and public relations expenses, telephone and supplies totaling approximately $164,000, and an increase in professional fees of approximately $192,000.  The increase in professional fees is primarily attributable to the needs of Tucows, as a U.S. corporation with its principal operations in Canada, to frequently assess if its corporate structure is the most efficient and effective to meet its business requirements.  Tucows also recorded a slightly higher foreign exchange loss of approximately $67,000 for the three months ended March 31, 2005 compared to approximately $41,000 for the three months ended March 31, 2004, reflecting the continued strengthening in the Canadian dollar.

These increases were partially offset by reductions in business and state taxes, directors and officer’s liability insurance, travel and other miscellaneous expenses of approximately $64,000 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Tucows expects general and administrative expenses to continue to increase, in absolute dollars, going forward, as its business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2005	2004

Depreciation of property and equipment	$241,873	$312,986
Decrease over prior period	$(71,113)
Decrease - percentage	(23)%
Percentage of revenues	2%	3%

The decrease in depreciation for the three months ended March 31, 2005 compared to the corresponding period in 2004 was primarily due to certain of Tucows older computer software being fully depreciated.  Tucows does however expect that depreciation of property and equipment will increase, in absolute dollars, as it continues to enhance and add functionality to its service offerings.

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

	Three months ended March 31,
	2005	2004

Amortization of intangible assets	$59,040	$—

OTHER INCOME

	Three months ended March 31,
	2005	2004

Other income, net	$77,248	$37,633

Other income includes net interest income of approximately $77,000 and approximately $38,000 for the three month periods ended March 31, 2005 and 2004, respectively.

INCOME TAXES

In preparing its financial statements, Tucows makes estimates of its current tax obligations and temporary differences resulting from timing differences for reporting items for financial statement and tax purposes.  Tucows recognizes deferred taxes by the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date.  Valuation allowances based on management’s judgment are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

	Three months ended March 31,
	2005	2004

Provision for (recovery of) income taxes	$(151,975)	$—

Tucows operates in various tax jurisdictions, and accordingly, Tucows’ income is subject to varying rates of tax.  Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.  No provision for income taxes was recorded for the three months ended March 30, 2005 and 2004 because Tucows had operating losses to offset against its operating income.  Tucows’ ability to use these income tax losses and future income tax deductions is dependant upon its operations in the tax jurisdictions in which such losses or deductions arise.

As of March 31, 2005, Tucows had recognized deferred tax assets, net of valuation allowances, of $3.0 million (March 31, 2004—Nil).  The principal components of Tucows’ gross deferred tax asset of $18.8 million primarily consist of accumulated operating loss carry forwards of $5.7 million, deferred revenue previously included in income for tax purposes of $3.9 million and amortization not yet recognized for tax purposes on acquired intangible assets purchased on the Tucows Interactive transaction of $8.9 million.  Based on Tucows’ assessment of factors such as historical levels of income, expectations and risks associated with estimates of future taxable income, the character of the income tax assets and ongoing tax planning strategies, Tucows assessed that a valuation allowance of $15.8 million was required at March 31, 2005 (March 31, 2004 —$19.2 million).  Tucows will continue to assess the realizability of the future assets based on actual and forecasted operating results.  Once the available evidence, in the opinion of management, make it more likely than not that additional realization will occur, a reduction in the valuation allowance will be recorded and the carrying value of the deferred tax assets will be increased, resulting in a non-cash credit to earnings.

Tucows is entitled to certain Canadian investment tax credits (“ITC”) for qualifying research and development activities performed in Canada. During the three months ended March 31, 2005, Tucows recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of approximately $152,000, representing the actual ITC payment received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, Tucows’ principal source of liquidity was cash and cash equivalents of approximately $15.0 million compared to approximately $13.9 million at December 31, 2004, an increase of approximately $1.1 million.

Net cash provided by operating activities was approximately $655,000 for the three months ended March 31, 2005, compared to approximately $567,000 for the three months ended March 31, 2004. Net cash provided by operating activities for the three months ended March 31, 2005 and March 31, 2004 resulted primarily from net income for those periods and increases in deferred revenue and accreditation fees payable (representing cash received in advance of provision of the services).  These increases were partially offset by an increase in prepaid domain name registry fees and a decrease in accruals, primarily as a result of annual bonus payments and payment of other annual accruals.

Net cash provided by investing activities was approximately $256,000 for the three months ended March 31, 2005.  This was primarily as a result of a decrease in restricted cash of approximately $460,000 as a result of a release to Tucows of all margin security against forward exchange contracts, which had fully matured by March 31, 2005.  This was offset by Tucows purchasing property and equipment, principally computers and related software of approximately $201,000 during the three months ended March 31, 2005 to meet Tucows’ operational needs.  As described below, in April 2005, $400,000 was released from the escrow account created in connection with the Boardtown acquisition and repaid to Tucows.  In addition, a total of 780,837 shares of common stock of Tucows were released from escrow to the shareholders of Boardtown in connection with the determination of whether certain performance milestones were achieved.  The impact of the release and issuance of the shares of common stock out of escrow will be recorded as additional goodwill of $701,363.

Net cash provided by financing activities was approximately $181,000 for the three months ended March 31, 2005, representing proceeds received on the exercise of stock options under Tucows’ employee stock purchase plan.

Based on Tucows’ operations, Tucows believes that its cash flow from operations will be adequate to meet its anticipated requirements for working capital and capital expenditures for at least the next 12 months.  Tucows may then need to, or before that time it may choose to, raise additional funds or seek other financing arrangements to facilitate more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or services, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products.

If additional financing is required, Tucows may not be able to raise it on acceptable terms, or at all, and additional financing may be dilutive to existing investors. Tucows may also evaluate potential acquisitions of other businesses, products and technologies. To complete potential acquisitions, Tucows may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors.  There are currently no material understandings, commitments or agreements about any acquisition of other businesses, products or technologies

Commitments and Contingencies:

In connection with the acquisition of Boardtown Corporation on April 27, 2004, Tucows transferred $1.75 million of the purchase price into an escrow account which is being held in escrow until the determination of whether certain performance milestones at various contractual dates between April 2005 and April 2007 were achieved.

The escrow funds consist of $750,000 in the form of 1,069,644 shares of common shares of Tucows (based upon the price of Tucows shares at the time of the transaction), which have not been included in the determination of diluted earnings per common share, and $1.0 million in cash. The first $750,000 paid out of the escrow account to the shareholders of Boardtown Corporation is to be in shares of common stock of Tucows.  Pursuant to the acquisition agreement, the performance milestones relating to the net cash flow from existing operations, the hosted billing solution and the hosted help desk solution were assessed as of April 27, 2005.  The performance milestones relating to converting potential support customers was assessed as of April 30, 2005.

On April 27, 2005, Tucows and the shareholders of Boardtown agreed that the shareholders had met their obligation with regard to the hosted billing solution milestone and that they had not met their obligation with regard to the net cash flow from operations milestone.  With regard to the hosted help desk solution milestone, Tucows and the shareholders of Boardtown agreed that the determination of whether this milestone was achieved should be deferred until July 31, 2005 without penalty.  Accordingly, the escrow agent has been instructed to release 641,783 shares of common stock to the shareholders of Boardtown in satisfaction of the hosted billing solution milestone and to amend the terms of the escrow agreement to reflect the revised performance date for the hosted help desk solution milestone to July 31, 2005.  In addition, since the net cash flow from existing operations criteria was not met, the escrow agent was instructed to repay $400,000 to Tucows.

On April 30, 2005, Tucows and the shareholders of Boardtown agreed that the shareholders had partially met their obligation with regard to converting potential support customers and released an additional 139,054 shares of common stock from escrow to the shareholders of Boardtown.

RISK FACTORS

Tucows’ business faces significant risks. Some of the following risks relate principally to Tucows’ business and the industry and statutory and regulatory environment in which Tucows operates.  Other risks relate principally to the securities markets and ownership of Tucows stock.  The risks described below may not be the only risks Tucows faces.  Additional risks that Tucows does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in the following risk factors actually occur, Tucows’ business, financial condition or results of operations could suffer, and the trading price of its common stock could decline.

Risks Related to Tucows’ Business and Industry

Tucows may not be able to maintain or improve its competitive position, and may be forced to reduce its prices, because of strong competition from other competitive registrars.

Before the introduction of competition into the domain name registration industry in 1999, Network Solutions was the only entity authorized by the U.S. government to serve as the registrar for domain names in the.com,.net and.org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. In addition to Network Solutions, Tucows faces significant competition from other existing registrars and the continued introduction of new registrars in the domain name registration industry. As of April 20. 2005, ICANN had accredited 469 accredited registrars, including Tucows, to register domain names in one or more of the generic top level domains or “gTLD’s,” though not all of these accredited registrars are operational. The continued introduction of competitive registrars and Service Providers into the domain name registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for Tucows to maintain its current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than Tucows. Tucows expects that competition will increase in the near term and that its primary long-term competitors may not yet have entered the market. As a result, Tucows may not be able to compete effectively.

The market for domain name registrations continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position. VeriSign Global Registry Services charges registrars who use its shared registration system $6 for each registration, which most users, including Tucows, pass on to their customers. Some of Tucows’ competitors offer registration services at a price level minimally above the registry and the ICANN fees for each domain name registered in the.com and.net registry. Other competitors have reduced and may continue to reduce their pricing for domain name registrations both for short-term promotions and on a permanent basis. Tucows’ competitors have also offered domain name registrations free in a bundle of other products, deriving their revenues from other products and services. In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

As Tucows’ business model is premised upon selling multiple services through its Service Provider channel, Tucows has competed aggressively to attract new clients and retain existing customers. As a result of these actions, Tucows’ average selling prices have fallen and Tucows may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices it charges for its core domain name registration and related products and services, especially if its competitors who charge these reduced fees are able to maintain customer service comparable to Tucows. Given the volatile nature of this marketplace, it is difficult to predict whether Tucows’ average selling prices will continue to decline. If Tucows continues to reduce its prices in order to remain competitive, this could materially adversely affect Tucows’ business, financial position and results of operations.

Each registry and the ICANN regulatory body imposes a charge upon the registrar for the administration of each domain name registration. If these fees increase, they may have an impact upon Tucows’ profits.

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

If the growth rate of the market for new domain names becomes flat or declines, Tucows’ net revenue from registrations may fall below anticipated levels.

Demand for renewals and new registrations under.com,.net,.org and other top-level domains increased in 2004. According to VeriSign, the total number of registrations under.com and.net grew by 5.1 million in the third quarter of 2004, representing the highest quarterly growth in Internet history. Notwithstanding the recent increase in registrations, Tucows expects the market to continue to grow but does not expect demand for new domain name registrations to return to the high levels experienced in 2000 and 2001. If the market for new domain name registrations becomes flat or declines, it would restrict the growth of Tucows’ domain name registration business and Tucows’ revenues may decline.

If Tucows is unable to protect its market share or improve its competitive position by maintaining or increasing the renewal of domain name registrations, its business, financial condition and results of operations could be materially adversely affected.

Tucows competes aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position. These actions have resulted in Tucows average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows revenue and profitability. Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability. Tucows increased its renewal rate for domain name registrations to approximately 68% for the three months ended March 31, 2005. While Tucows anticipates the number of new, renewed and transferred-in domain name registrations will incrementally increase, volatility in the market could result in Tucows’ customers turning to other registrars or could affect the average selling price Tucows receives, thereby thwarting growth in the number of domain names under Tucows’ management.

If Tucows is unable to improve its sales of existing gTLDs, improve its renewal rate or generate alternate revenue streams, its business, financial condition and results of operations could be materially adversely affected.

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of.com registrations, the introduction of new gTLDs has contributed to Tucows’ revenues. Tucows does not currently anticipate the introduction of any additional commercial gTLDs in the near future that would materially affect its revenues. As a result, in order to grow its revenues Tucows needs to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Tucows’ business and results of operations could be materially adversely affected if the market for existing gTLDs does not develop, additional new top level domains are not introduced or if substantial numbers of its customers turn to other registrars for their registration needs.

Tucows relies on its network of Service Providers to renew their domain name registrations through Tucows and to distribute its applications and services, and if Tucows is unable to maintain these relationships or establish new relationships, its revenue may decline.

The growth of Tucows’ business depends on, among other things, its Service Providers’ renewal of their customers’ domain name registrations through Tucows. Service Providers may choose to renew their domain names with other registrars or their registrants may choose not to renew and pay for renewal of their domain names. If Service Providers decide, for any reason, not to renew their registrations through Tucows, Tucows’ revenues from domain name registrations will decrease.

If Tucows is unable to maintain its relationships with its Service Providers, its revenue may decline.

Tucows obtains revenues by distributing applications and services through its network of Service Providers. Tucows also relies on its Service Providers to market, promote and sell its services. Tucows’ ability to increase revenues in the future will depend significantly on its ability to maintain its customer network, to sell more services through existing Service Providers and to develop its relationships with existing Service Providers by providing customer and sales support and additional products. Service Providers have no obligations to distribute Tucows’ applications and services and may stop doing so at any time. If Tucows is not able to maintain its relationships with Service Providers, its ability to distribute its applications and services will be harmed, and its revenue may decline.

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

Tucows operates on a global basis and all of Tucows’ Service Providers must execute Tucows’ standard domain name registration agreement as part of the process of registering a domain name. This agreement contains provisions intended to limit Tucows’ potential liability arising from its registration of domain names on behalf of its Service Providers and their customers, including liability resulting from its failure to register or maintain domain names. If a domestic, foreign or international court were to find that the registration agreement is unenforceable, Tucows could be subject to liability.

If Tucows cannot obtain or develop additional applications and services that are appealing to its customers, Tucows may remain dependent on domain name registrations as a primary source of revenue and its net revenues may fall below anticipated levels.

A key part of Tucows’ long-term strategy is to diversify its revenue base by offering its Service Providers additional value- added products and services that address their evolving business needs. Although Tucows has recently experienced increased sales for new products and services such as email and web certificates, its efforts to date have not resulted in substantial diversification. Tucows cannot be sure that it will be able to license new applications and services at a commercially viable cost or at all, or that it will be able to cost-effectively develop the applications in-house. If Tucows cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of its service offerings, the market for its services will not grow and may decline and sales of its services may suffer as Service Providers turn to alternate providers that are able to more fully supply their business needs.

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

It is possible that claims could be made against online services companies under U.S. or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon Internet service companies have been filed in U.S. and foreign courts. While the United States has passed laws protecting Internet Service Providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. Tucows’ ability to monitor, censor or otherwise restrict the types of data or content distributed through its network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of Tucows’ services in these jurisdictions. Tucows’ insurance may not be adequate to compensate or may not cover Tucows at all in the event it incurs liability for damages due to data and content carried on or disseminate through Tucows’ network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm Tucows’ business and prospects.

The performance and reliability of the Internet has come under attack as a result of the widespread use of invasive software such as spyware and adware.  If these concerns continue or become exacerbated, consumers may hesitate to use the Internet and visits to our website may decline.

Public concern has arisen regarding “spyware” (programs that monitor users’ behaviors) and “adware” (programs that cause advertising to pop-up on users’ computers based on the users’ online activity).  These programs are often installed on users’ computers without their consent or knowledge.  General privacy concerns may lead users to reduce internet use or visits to new or unknown sites so as to mitigate the likelihood that information may be collected without their knowledge or consent.  Tucows tests all submissions for spyware and adware before listing any software programs on its download websites.  Revenue on our download sites depends in large part on the volume of user traffic to our web site.  If Internet usage declines or if users become more circumspect in their use, advertising may suffer and our revenues may decline.

Currency fluctuations may adversely affect Tucows.

Tucows’ revenue is primarily realized in U.S. dollars and a significant portion of Tucows’ operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material effect on Tucows’ business, financial condition and results from operations. In particular, Tucows may be adversely affected by a significant weakening of the U.S. dollar against the Canadian dollar on a quarterly and an annual basis. Tucows’ policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to mitigate the exchange risk on a portion of its Canadian dollar exposure. Tucows does not account for these instruments as hedges in its consolidated financial statements. At March 31, 2005, Tucows had no outstanding forward foreign exchange contracts to convert U.S. dollars into Canadian dollars.  Subsequent to March 31, 2005, Tucows entered into a series of forward foreign exchange contracts (“Contracts”) to manage its exposure to foreign exchange rate fluctuations.  On a semi-monthly basis, beginning on April 25, 2005, U.S.$550,000 is converted into Canadian dollars until the end of May 2005 at foreign exchange rates varying from 1.2363 to 1.2370.  The notional principal of the outstanding Contracts at April 22, 2005 was $1,650,000.  As margin security against these Contracts, Tucows placed $82,500 into secured term deposits, which will mature on a monthly basis in line with the Contracts and will be reflected as restricted cash on the balance sheet.

If Tucows does not maintain a low rate of credit card chargebacks, it will face the prospect of financial penalties and could lose its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows’ business, financial condition and results of operations.

A substantial majority of Tucows’ revenues originates from online credit card transactions. Under current credit card industry practices, Tucows is liable for fraudulent and disputed credit card transactions because Tucows does not obtain the cardholder’s signature at the time of the transaction even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association’s rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on Tucows’ credit card processor by the association, and under Tucows’ contract with its processor, Tucows is required to reimburse it for such penalties. Tucows’ current level of fraud protection, based on its fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, Tucows faces the risk that one or more credit card associations may, at any time, assess penalties against it or terminate its ability to accept credit card payments from customers, which would have a material adverse affect on Tucows’ business, financial condition and results of operations.

Forecasting Tucows tax rates is complex and subject to uncertainty.

Tucows is subject to income and other taxes in a number of jurisdictions and its tax structure is subject to review by both domestic and foreign tax authorities. Management must make significant assumptions, judgments and estimates to determine Tucows’ current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against its deferred tax assets. Although Tucows believes that its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made. Tucows’ future effective tax rates could be adversely affected by the following:

•   international income tax authorities, including Canada Revenue Agency and the US Internal Revenue Service, could challenge the validity of Tucows’ arms length related party transfer pricing policies or the validity of its contemporaneous documentation;

•   changes in the valuation of Tucows’ deferred tax assets; or

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Tucows expects that beginning with its annual report on Form 10-K for the fiscal year ended December 31, 2006, Tucows will be required to furnish a report by its management on its internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of Tucows’ internal control over financial reporting, including a statement as to whether or not its internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in Tucows’ internal control over financial reporting identified by management. Such report must also contain a statement that Tucows’ auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While Tucows believes its internal control over financial reporting is effective, Tucows is still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Tucows cannot be certain that it will be able to complete its evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if Tucows’ management identifies one or more material weaknesses in its internal control over financial reporting, Tucows will be unable to assert such internal control is effective. If Tucows is unable to assert that its internal control over financial reporting is effective as of December 31, 2006 (or if Tucows’ auditors are unable to attest that Tucows’ management’s report is fairly stated or they are unable to express an opinion on the effectiveness of Tucows internal controls), Tucows could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on its stock price.

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

The Financial Accounting Standards Board, or FASB, and other bodies that have jurisdiction over the form and content of Tucows’ accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring Tucows to account for revenues and/or expenses in a different manner than at present. In particular, in fiscal 2006, FASB will require Tucows to expense the fair value of stock options, resulting in increased expenses in Tucows’ income statement and a reduction of Tucows’ net income and earnings per share. The impact of applying a fair value method of accounting for stock options on a pro-forma basis is disclosed in the Note 2 to the audited financial statements of Tucows contained in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

•       market acceptance of Internet services generally and of new and enhanced versions of Tucows’ services in particular;

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

Tucows’ operating expenses may increase. Tucows bases its operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. Tucows intends to continue its efforts to control discretionary spending; however, Tucows will continue to selectively incur expenditures in areas that it believes will strengthen its position in the marketplace. If Tucows does not meet revenue goals, it may not be able to meet reduced operating expense levels and its operating results will suffer. It is possible that in one or more future quarters, Tucows’ operating results may be below Tucows’ expectations and the expectations of public market analysts and investors. In that event, the price of Tucows common stock may fall.

RISKS RELATED TO THE INTERNET AND TUCOWS’ TECHNOLOGY

Tucows’ business could be materially harmed if the administration and operation of the Internet no longer rely upon the existing domain name system.

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

•       Tucows’ web site has experienced slower response times because of increased traffic and has occasionally suffered failures of the computer hardware and software and telecommunications systems that it uses to deliver its sites to customers. Substantial or persistent system failures could result in:

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

Many users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. Users might circumvent the measures Tucows takes to protect customers’ private and confidential information, such as credit card numbers. Security breaches could damage Tucows’ reputation and expose it to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes. Tucows may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches. In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. The federal government has enacted legislation protecting the privacy of consumers’ nonpublic personal information. Tucows cannot guarantee that its current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Tucows’ failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require Tucows to change the way it conducts business or an investigation of Tucows’ privacy practices, could increase the costs of operating Tucows’ business.

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

Five principal shareholders beneficially own approximately 58.7% of Tucows’ voting stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to Tucows’ shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Tucows’ assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Tucows’ other shareholders.

Third parties may be discouraged from making a tender offer or bid to acquire Tucows because of this concentration of ownership.

Tucows’ common stock has been delisted, and investors may find it more difficult to sell Tucows’ common stock.

Tucows’ common stock was delisted from the Nasdaq SmallCap market in June 2001. Tucows’ common stock is now quoted on the OTC Bulletin Board maintained by Nasdaq. The fact that Tucows’ common stock is not listed is likely to make trading Tucows shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for Tucows to raise additional capital. An investor may find it more difficult to sell Tucows’ common stock or to obtain accurate quotations of the share price of Tucows’ common stock.

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

Tucows’ stock price has varied recently and if it continues to vary, the price of its common stock may decrease in the future regardless of Tucows’ operating performance. Investors may be unable to resell their shares of common stock following periods of volatility because of the market’s adverse reaction to this volatility.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Tucows services are developed in and are sold primarily from North America.  Tucows’ sales are primarily made in United States dollars, while the majority of its expenses are incurred in Canadian dollars. Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments.  Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at March 31, 2005.

Although Tucows has a functional currency of U.S. dollars, a substantial portion of its fixed expenses are incurred in Canadian dollars.  Tucows policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.  Accordingly, when deemed appropriate, Tucows enters into foreign exchange forward contracts to hedge portions of its Canadian dollar exposure.  At March 31, 2005, Tucows had no outstanding foreign exchange forward contracts.  Tucows will continue to regularly assess if it should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to US dollar transaction exposures.  Tucows does not use forward contracts for trading purposes.

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

The impact of the foreign exchange forward contracts for the three months ended March 31, 2005 was a net loss of approximately $108,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

Tucows has performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2005.  The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant.  Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2005.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2005 of approximately $382,000.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of Tucows.  Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.  In April 2005, Tucows entered into forward currency contracts that expire in May 2005.  There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on Tucows’ results of operations.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Tucows’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness Tucows’ disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Tucows’ chief executive officer and chief financial officer concluded that Tucows’ disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Tucows’ management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.  Tucows believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)           Change in Internal Control over Financial Reporting

No change in Tucows’ internal control over financial reporting occurred during Tucows’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tucows’ internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 6.           Exhibits

(a)  Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification