Form 10-Q
period 2005-06-30
TUCOWS INC /PA/
filed 2005-08-09
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of August 5, 2005, there were 68,244,826 outstanding shares of common stock, no par value, of the registrant, excluding 288,807 shares of common stock remaining in escrow as a result of an acquisition in April 2004.

TUCOWS INC.

Form 10-Q Quarterly Report

INDEX

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004
Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Item 4	Submission of Matters to Vote of Security Holders

Item 6	Exhibits

Signatures

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30	December 31,
	2005	2004
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$8,037,839	$13,914,988
Short-term investments	7,771,453	—
Restricted cash	—	460,398
Accounts receivable, net of allowance for doubtful accounts of $55,000 as of June 30, 2005 and $25,000 as of December 31, 2004	1,271,059	1,111,082
Prepaid expenses and deposits	1,638,271	2,156,702
Prepaid domain name registry and ancillary services fees, current portion	17,674,869	15,601,786
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	37,393,491	34,244,956

Prepaid domain name registry and ancillary services fees, long-term portion	7,236,442	6,471,916
Deferred charges	449,350
Property and equipment	1,324,571	1,017,237
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets	1,124,160	1,242,240

Goodwill	1,665,829	964,467
Investment	353,737	353,737
Cash held in escrow	616,762	1,009,650
Total assets	$52,164,342	$47,304,203

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,422,830	$1,483,543
Accrued liabilities	2,013,399	2,688,738
Customer deposits	2,138,393	2,247,262
Deferred revenue, current portion	26,104,725	23,648,381
Accreditation fees payable, current portion	589,056	144,483
Total current liabilities	32,268,403	30,212,407

Deferred revenue, long-term portion	10,540,720	9,602,599
Accreditation fees payable, long-term portion	59,595	31,816

Stockholders' equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 68,092,665 shares issued and outstanding as of June 30, 2005 and 66,817,250 shares issued and outstanding as of December 31, 2004	10,429,078	9,541,277
Additional paid-in capital	50,061,866	50,061,866
Deficit	(51,195,320)	(52,145,762)
Total stockholders’ equity	9,295,624	7,457,381
Total liabilities and stockholders’ equity	$52,164,342	$47,304,203

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net revenues	$12,002,138	$10,638,965	$23,803,844	$20,813,874
Cost of revenues	7,586,612	6,558,400	14,807,817	13,003,815
Gross profit	4,415,526	4,080,565	8,996,027	7,810,059

Operating expenses:
Sales and marketing (*)	1,166,057	1,124,726	2,518,511	2,345,260
Technical operations and development	1,356,058	1,140,870	2,678,843	2,152,292
General and administrative (*)	1,146,725	834,503	2,537,487	1,907,575
Depreciation of property and equipment	276,870	317,331	518,743	630,317
Amortization of intangible assets	59,040	39,680	118,080	39,680
Total operating expenses	4,004,750	3,457,110	8,371,664	7,075,124

Income from operations	410,776	623,455	624,363	734,935

Other income:
Interest income, net	96,856	42,103	174,104	79,736
Total other income	96,856	42,103	174,104	79,736

Income before provision for income taxes	507,632	665,558	798,467	814,671
Provision for (recovery of) income taxes	—	—	(151,975)	—

Net income for the period	$507,632	$665,558	$950,442	$814,671

Basic and diluted earnings per common share	$0.01	$0.01	$0.01	$0.01

Shares used in computing basic earnings per common share	67,863,978	65,991,867	67,376,440	65,341,377

Shares used in computing diluted earnings per common share	71,664,882	68,744,679	71,763,526	67,917,001

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$—	$—	$—	$16,834
General and administrative	$—	$—	$—	$3,759

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Cash provided by (used in):
Operating activities:
Net income for the period	$507,632	$665,558	$950,442	$814,671
Items not involving cash:
Depreciation of property and equipment	276,870	317,331	518,743	630,317
Amortization of intangible assets	59,040	39,680	118,080	39,680
Unrealized change in the fair value of forward contracts	—	(110,148)	107,628	(91,263)
Stock-based compensation	—	—	—	20,593
Change in non-cash operating working capital:
Accounts receivable	(8,380)	(11,616)	(159,977)	(74,284)
Prepaid expenses and deposits	83,467	75,495	410,803	110,615
Prepaid domain name registry and ancillary services fees	(835,394)	(1,259,188)	(2,837,609)	(3,296,200)
Accounts payable	(103,675)	26,192	(60,713)	(349,257)
Accrued liabilities	335,452	32,939	(675,339)	(222,482)
Customer deposits	(30,742)	50,481	(108,869)	3,600
Deferred revenue	888,976	1,569,497	3,394,465	4,376,960
Accreditation fees payable	301,495	—	472,352	—

Cash provided by operating activities	1,474,741	1,396,221	2,130,006	1,962,950

Financing activities:
Proceeds received on exercise of stock options	5,416	491,407	186,439	644,469
Deferred charges	(449,350)	—	(449,350)	—

Cash (used in) provided by financing activities	(443,934)	491,407	(262,911)	644,469

Investing activities:
Additions to property and equipment	(625,169)	(245,106)	(826,077)	(353,250)
Investment in short-term investments	(7,771,453)	—	(7,771,453)	—
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	—	(361,250)	460,398	(228,750)
Acquisition of Boardtown Corporation, net of cash acquired	—	(2,019,510)	—	(2,019,510)
Decrease (increase) in cash held in escrow	396,604	(1,000,000)	392,888	(1,000,000)
Cash used in investing activities	(8,000,018)	(3,625,866)	(7,744,244)	(3,601,510)

Decrease in cash and cash equivalents	(6,969,211)	(1,738,238)	(5,877,149)	(994,091)
Cash and cash equivalents, beginning of period	15,007,050	13,656,958	13,914,988	12,912,811
Cash and cash equivalents, end of period	$8,037,839	$11,918,720	8,037,839	11,918,720

Supplemental cash flow information:
Interest paid	$—	$53	$300	$53

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Boardtown Corporation	$701,363	$274,540	$701,363	$274,540

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), provides Internet services and downloadable software through a global network of service providers, including web hosting companies and other providers of services over the Internet. Tucows services includes domain registration services, digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services,  blogware and website building tools.

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at June 30, 2005 and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004.

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

Tucows considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Tucows maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit.

Tucows’ short-term investments are invested in United States Treasury Bonds, Certificates of Deposit and Commercial Papers. These short-term investments are reported at cost, while any accrued interest on these investments is included in Other Income within Consolidated Statements of Operations, and under Accounts Receivable, on the Consolidated Balance Sheets.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income, as reported	$507,632	$665,558	$950,442	$814,671
Add stock-based employee compensation expense included in reported net income, net of tax	$—	—	—	20,593
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(128,696)	(89,414)	(211,983)	(196,409)
Net income, pro forma	$378,936	$576,144	$738,459	$638,855
Earnings per common share, as reported	$0.01	$0.01	$0.01	$0.01
Earnings per common share, pro forma	$0.01	$0.01	$0.01	$0.01

To determine the fair value of each option on the grant date in the three months ended June 30, 2005 and 2004 respectively, the following assumptions were used for the Company’s stock option plan:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Volatility	118.0%	129.3%	122.3%	130.0%
Risk-free interest rate	3.7%	3.0%	3.7%	3.0%
Expected life (in years)	4.0	4.0	4.0	4.0
Dividend yield	—%	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.67	$0.63	$0.69	$0.62

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

Options to purchase 105,488 shares of common stock were outstanding during the three months ended June 30, 2005 (three months ended June 30, 2004: 993,260) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares.  Options to purchase 105,938 shares of common stock were outstanding during the six months ended June 30, 2005 (six months ended June 30, 2004: 1,125,871) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares.  The options, which expire in years 2006 to 2010, were still outstanding at June 30, 2005.

4.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Domain name and ancillary services	$11,280,867	$9,972,001	$22,101,198	$19,575,500
Advertising and other revenue	721,271	666,964	1,702,646	1,238,374
	$12,002,138	$10,638,965	$23,803,844	$20,813,874

5.  COMMITMENTS AND CONTINGENCIES:

Commitment obligations which existed at December 31, 2004 have been disclosed in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 24, 2005.

6.  RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, Tucows is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Tucows currently uses the Black-Scholes option-pricing model to value options for pro-forma financial statement disclosure purposes in note 1. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. Tucows is required to adopt SFAS 123R in the first quarter of fiscal 2006. Tucows is evaluating the requirements of SFAS 123R and anticipates that the adoption of FAS 123(R) will affect its results of operations to an extent similar to that as presented in its FAS 123 pro forma disclosure included in note 1.

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

7.  SUBSEQUENT EVENTS:

(a)                                  In connection with the acquisition of Boardtown Corporation on April 27, 2004, Tucows assessed the various performance milestones in effect after the end of the current quarter as follows:

In July, 2005, Tucows and the former shareholders of Boardtown Corporation agreed that the former shareholders of Boardtown Corporation had met their obligation with regard to the hosted help desk solution milestone.  This will result in the release from escrow of 285,238 shares of common stock to the former shareholders of Boardtown Corporation in satisfaction of the hosted help desk solution milestone.

(b)                                 On July 28, 2005, Tucows entered into a series of forward foreign exchange contracts (“Contracts”) with a notional value of $7.2 million, whereby $600,000 is converted into Canadian dollars on a semi-monthly basis until the end of January 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.2292 to U.S.$1:Cdn$1.2353.  As margin security against these Contracts, the Company placed $360,000 into secured term deposits, which mature on a monthly basis in line with the Contracts.

(c)                                  The Company has filed a preliminary prospectus with each of the provincial security regulatory authorities in Canada relating to an initial public offering (the “Offering”) in Canada. Concurrently, the Company has filed a registration statement in Form S-1 with the United States Securities and Exchange Commission. In addition, the Company will grant the underwriters compensation options, equal to 7% of the common stock issued from treasury pursuant to the Offering, with an exercise price equal to the Offering price and exercisable for a period of 24 months after the closing of the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future, about which we cannot be certain or even relatively certain. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•  Our ability to continue to generate sufficient working capital to meet our operating requirements;

•  Our ability to maintain a good working relationship with our vendors and customers;

•  The ability of vendors to continue to supply our needs;

•  Actions by our competitors;

•  Our ability to achieve gross profit margins at which we can be profitable;

•  Our ability to attract and retain qualified personnel in our business;

•  Our ability to effectively manage our business;

•  Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues; and

•  Pending or new litigation.

In addition, you should refer to the “Risk Factors” section of this Form 10-Q for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

You should read this Form 10-Q completely. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to Tucows as of the date of this Form 10-Q, and Tucows assumes no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

OVERVIEW

We provide Internet services and downloadable software to end-users through a distribution network of more than 6,000 Service Providers in over 100 countries. We are an accredited registrar with ICANN as well as 13 other national registries, and we generate revenue primarily through the provision of domain registration and other Internet services to Service Providers who offer such services to their own customers.

Net Revenues

We generate net revenues primarily through the provision of domain registration and ancillary services. Additional revenue is generated from advertising and other services.

Domain name registration and ancillary services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of June 30, 2005, we offered registration services for gTLDs, .com, .net, .org, .info, .name and .biz and ccTLDs .at, ..be, .ca, .cc, .ch, .cn, .de, .fr, .it, .nl, .uk, .tv and .us.

We receive revenues for each domain registration or ancillary service processed through our system by Service Providers.

With respect to the sale of domain registrations, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Ancillary services currently consist of digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services, blogware and website building tools which are used by our Service Providers to create bundles of Internet services for their end-users. We earn fees when an ancillary service is activated. Ancillary services are generally purchased for terms of one month to three years. Payments for domain registrations and ancillary services are for the full term of all services at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

On a retail basis, we offer Internet services directly to end-users through our Domain Direct division. These services include domain registration, email, blogware, hosting and website creation. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its website. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

Advertising and other revenue

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, www.tucows.com. Advertising revenue is generated from third-party advertisers and from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center, or ARC, to submit their products for inclusion in our software libraries and to purchase promotional placement of their software in the library categories, as well as purchase other promotional services on a cost-per-click through or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies who contract with us to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented. We have in the past also entered into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on our website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on our historical practice of receiving cash for similar advertising. We did not undertake any barter transactions during the three or six months ended June 30, 2005 or in the three or six months ended June 30, 2004.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Notes 1 and 6 to the unaudited consolidated financial statements for the three and six months ended June 30, 2005 includes further information on the significant accounting policies and methods used in the preparation of Tucows’ consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the application of these estimates, including those related to the recoverability of investments, product development costs, revenue recognition and deferred revenue and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

Revenue recognition policy

We earn revenues from:

•  Domain registration fees on both a wholesale and retail basis and ancillary services; and

•  Advertising and other revenue.

With respect to the sale of domain registrations, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, www.tucows.com. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved.

Changes to contractual relationships in the future could impact the amounts and timing of revenue recognition.

In those cases where payment is not received at the time of sale, additional conditions for recognition of revenue apply. The conditions are (i) that the collection of sales proceeds is reasonably assured and (ii) that we have no further performance obligations. We record expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations. Should these expectations not be met, adjustments will be required in future periods.

We establish reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, credit losses have been within our expectations and the reserves we have established have been appropriate. However, we have, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

Product development costs

We account for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1: Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2004. Our policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management reassesses these judgments on an ongoing basis. Changes in management’s assessment could impact the recognition of development costs in our accounts.

Valuation of intangible assets, goodwill and long-lived assets

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In addition to annual evaluation of the carrying value of goodwill, we review our identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important that could trigger an impairment review include the following:

•  a significant underperformance relative to expected historical or projected future operating results;

•  a significant change in the manner of our use of the acquired asset or the strategy for our overall business; or

•  a significant negative industry or economic trend.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Management will base its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for income taxes

We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109. Under the asset and liability method, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

On a periodic basis, we evaluate the probability that our deferred tax asset balance will be recovered to assess its realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Accounting for stock based employee compensation

We account for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. The determination of the volatility, expected term and other assumptions used to determine the fair value of stock options granted under SFAS 123 for footnote disclosure purposes involves subjective judgment and the consideration of a variety of factors, including our historical stock price and option exercise activity to date.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” or SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of share based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, we are required to determine the appropriate fair value model to be used for valuing share based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We currently use the Black Scholes option pricing model to value options for pro-forma financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black Scholes option pricing model. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R to assess what impact its adoption will have on our financial position and results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

NET REVENUES

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenues	$12,002,138	$10,638,965	$23,803,844	$20,813,874
Increase over prior period	$1,363,173		$2,989,970
Increase - percentage	13%		14%

Total net revenues for the three months ended June 30, 2005 increased to $12.0 million from $10.6 million for the three months ended June 30, 2004.

Total net revenues for the six months ended June 30, 2005 increased to $23.8 million from $20.8 million for the six months ended June 30, 2004.

The increase in net revenues for the three and six months ended June 30, 2005 primarily reflects growth in revenues from Tucows domain name registration business, ancillary services and syndicated advertising revenue.

During the three and six months ended June 30, 2005, no customer accounted for more than 5% of billed revenue, and one customer accounted for 12% of accounts receivable at June 30, 2005. Subsequent to the quarter end, substantially all of the amounts, owed by this customer were fully collected. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured.  On an ongoing basis, Tucows assesses the ability of its customers to make required payments.  Based on this assessment, Tucows expects its outstanding receivables to be fully collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the three months ended June 30, 2005 increased by $1.3 million, or 13.1%, to $11.3 million from $10.0 million for the three months ended June 30, 2004, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation.

Net revenues from domain name and ancillary services for the six months ended June 30, 2005 increased by $3.0 million, or 14.4%, to $23.8 million from $20.8 million for the six months ended June 30, 2004, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation.

During the three months ended June 30, 2005, the number of domain names processed by Tucows increased by approximately 100,000 to approximately 1.0 million new, renewed and transferred-in domain name registrations, compared to the three months ended June 30, 2004.  This increase was due primarily to Tucows continuing to compete aggressively to attract new clients and retain existing customers to protect its current market share and improve its competitive position.  These actions have resulted in Tucows’ average selling price declining, which has partially offset the impact of the increased transaction volume on Tucows’ revenue and profitability.  Tucows may face continued pricing pressure in order to remain competitive, which would adversely impact its revenues and profitability.

The renewal rate for domain name registrations increased to approximately 69% for the three months ended June 30, 2005 compared to approximately 66% for the three months ended June 30, 2004.

During the three months ended June 30, 2005, revenue from domain names, including Domain Direct, comprised 86% of total revenue, compared to 89% for the three months ended June 30, 2004. During the three months ended June 30, 2005, revenue from ancillary products comprised 8% of total revenue, compared to 5% for the three months ended June 30, 2004.

During the six months ended June 30, 2005, revenue from domain names, including Domain Direct, comprised 85% of total revenue, compared to 90% for the six months ended June 30, 2004. During the six months ended June 30, 2005, revenue from ancillary products comprised 8% of total revenue, compared to 4% for the six months ended June 30, 2004.

While Tucows anticipates that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under Tucows’ management.  During the three months ended June 30, 2005, the total number of domain names under Tucows’ management increased by approximately 100,000 to approximately 4.6 million. In addition, as of June 30, 2005 Tucows provided provisioning services to 6 registrars on a monthly basis (4 registrars at June 30, 2004) who use Tucows’ technical systems to process domain registrations with their accreditation. As of June 30, 2005 Tucows managed approximately 729,000 domain names (approximately 117,000 at June 30, 2004) on their behalf.

Deferred revenue from domain name registrations and ancillary services at June 30, 2005 increased to approximately $36.6 million from approximately $35.7 million at March 31, 2005.

Advertising and other revenue

Advertising and other revenue for the three months ended June 30, 2005 increased by approximately $50,000, or 8%, to approximately $721,000 compared to approximately $667,000 for the three months ended June 30, 2004.  The increase was predominantly the result of growth in advertising revenue from third party advertisers

Advertising and other revenue for the six months ended June 30, 2005 increased by approximately $500,000, or 38%, to approximately $1.7 million compared to approximately $1.2 million for the six months ended June 30, 2004.  The increase was predominantly the result of growth in advertising revenue from third party advertisers.

During the second quarter of 2005 we completed a significant redesign of our software download website. The primary purpose of the redesign was to improve the website’s navigability and usability to enable users to more readily find the software download that best addresses their needs.  Early results indicate that the redesign has been effective in this regard because the ratio of downloads per visit is higher than before the redesign.  However, we believe the improved efficiency of the redesigned website also enabled users to find their desired download more readily which resulted in a decrease in the number of searches, the number of times users clicked on paid placements and the number of times users clicked on syndicated pay-per-click results.  As a result, we believe the redesign limited the growth in advertising and other revenue for the three months ended June 30, 2005. We expect the growth rate for advertising and other revenue to continue to be impacted over the short term, however, over the long term, the improved navigability and usability will result in increased traffic to the website, which will generate additional advertising and other revenue that we believe will offset this decrease in growth rate.

During the three months ended June 30, 2005, revenue from advertising and other revenue comprised 6% of total revenue, compared to 6% for the three months ended June 30, 2004. During the six months ended June 30, 2005, revenue from advertising and other revenue comprised 7% of total revenue, compared to 6% for the six months ended June 30, 2004.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration and ancillary services, advertising and other revenue and network costs.

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Costs of revenues for ancillary services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided. We have minimal direct cost of revenues associated with our advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of our gross profit of the same amount. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of products and services. Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of our network.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cost of revenues	$7,586,612	$6,558,400	$14,807,817	$13,003,815
Increase over prior period	$1,028,212		$1,804,002
Increase - percentage	16%		14%
Percentage of net revenues	63%	62%	62%	62%

Cost of revenues for the three months ended June 30, 2005 increased by approximately $1.0 million, or 14%, to $7.6 million from $6.6 million for the three months ended June 30, 2004. The increase was primarily the result of higher costs attributable to higher volumes of domain registrations and ancillary services, and as a result of the change in nature of the ICANN accreditation fee.

Cost of revenues for the six months ended June 30, 2005 increased by approximately $1.8 million, or 16%, to $14.8 million from $13.0 million for the six months ended June 30, 2004. The increase was primarily the result of higher costs attributable to higher volumes of domain registrations and ancillary services, and as a result of the change in nature of the ICANN accreditation fee.

Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered. Registry fees are recorded as prepaid domain registry fees and are recognized ratably over the term of provision of the service. Ancillary service costs and ICANN accreditation transaction fees are generally paid either monthly or quarterly. Services provided over periods longer than one month are recognized ratably over the term of provision of the service. Effective November 1, 2004, ICANN’s members voted to change the basis whereby registrars pay their variable accreditation fee to a transaction based fee of $0.25 per domain year registered. As this fee is now being charged as a transaction fee, we are no longer expensing this fee to sales and marketing, but are allocating it to cost of goods sold and are recognizing it ratably over the term of provision of the service. We anticipate that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain registration and ancillary services.

Prepaid domain registration and ancillary services fees at June 30, 2005 increased by approximately $0.8 million, to approximately $24.9 million from approximately $24.1 million at March 31, 2005.

Cost of revenues of downloadable software distribution services includes the costs of network operations. These costs remained relatively flat at approximately $300,000 for the three months ended June 30, 2005 and approximately $600,000 for the six months ended June 30, 2005, primarily as a result in decreased bandwidth costs. This decrease in bandwidth costs was offset in part by an increase in people costs primarily as a result of increased headcount and hours of operation. The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network. We expect communication costs to increase as our network expands geographically and network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of Tucows’ sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales and marketing	$1,166,057	$1,124,726	$2,518,511	$2,345,260
Increase over prior period	$41,331		$173,251
Increase - percentage	4%		7%
Percentage of net revenues	10%	11%	11%	11%

Sales and marketing expenses during the three months ended June 30, 2005 increased by approximately $41,000, or 4%, to approximately $1.2 million compared to approximately $1.1 million during the three months ended June 30, 2004.

The increase was primarily the result of increased people costs, including contractors, of approximately $112,000, related to ongoing initiatives to improve customer service, product management and expand our sales reach. Also included in the increase in sales and marketing expenses is an increase of approximately $71,000 primarily related to travel and marketing expenses incurred as a result of efforts to extend our sales reach. The increase was partly offset by a decrease in ICANN fees of approximately $142,000, which, effective November 2004, is included under cost of goods sold (as discussed under cost of revenues above).

Sales and marketing expenses during the six months ended June 30, 2005 increased by approximately $173,000, or 7%, to approximately $2.5 million compared to approximately $2.3 million during the three months ended June 30, 2004. The increase was primarily the result of increased people costs, including contractors, of approximately $382,000 (includes a cost of approximately $62,000 relating to a severance payment), related to ongoing initiatives to improve customer service, product management and expand our sales reach. Also included in the increase in sales and marketing expenses is an increase of approximately $77,000 primarily related to travel incurred as a result of efforts to extend our sales reach. The increase was partly offset by a decrease in ICANN fees of approximately $286,000, which, effective November 2004, is included under cost of goods sold (as discussed under cost of revenues above).

We believe that sales and marketing expenses will continue to increase, in absolute dollars, as we adjust our marketing programs and sales strategies to meet future opportunities in the marketplace.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Technical operations and development	$1,356,058	$1,140,870	$2,678,843	$2,152,292
Increase over prior period	$215,188		$526,551
Increase - percentage	19%		24%
Percentage of net revenues	11%	11%	11%	10%

Technical operations and development expenses for the three months ended June 30, 2005 increased approximately $215,000, or 19%, to approximately $1.4 million from approximately $1.1 million for the three months ended June 30, 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $178,000 (includes a cost of approximately $100,000 relating to a severance payment) and reflects our ongoing commitment to enhance and extend our OpenSRS platform. The amount of capitalized personnel costs for employees directly related to the application development stage of development projects decreased by approximately $16,000, which contributed to the increase in technical operations and development expenses. Also included in the increase in technical operations and development expenses is an increase of approximately $22,000 primarily related to travel expenses incurred in furthering the integration of our North American development teams.

Technical operations and development expenses for the six months ended June 30, 2005 increased approximately $527,000, or 25%, to approximately $2.7 million from approximately $2.2 million for the six months ended June 30, 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $525,000 (includes a cost of approximately $100,000 relating to a severance payment) and reflects our ongoing commitment to enhance and extend our OpenSRS platform. Also included in the increase in technical operations and development expenses is an increase of approximately $30,000 primarily related to travel expenses incurred in furthering the integration of our North American development teams.

The amount of capitalized personnel costs for employees directly related to the application development stage of development projects increased by approximately $28,000, which partly offset the increase in technical operations and development expenses. We expect technical operations and development expenses to increase slightly, in absolute dollars, going forward as our business continues to grow and as we further develop our applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
General and administrative	$1,146,725	$834,503	$2,537,487	$1,907,575
Increase over prior period	$312,222		$629,912
Increase - percentage	37%		33%
Percentage of net revenues	10%	8%	11%	9%

General and administrative expenses for the three months ended June 30, 2005 increased by approximately $312,000, or 37%, to $1.1 million from $0.8 million for the three months ended June 30, 2004.

The increase in general and administrative expenses generally reflects the more sophisticated infrastructure needed to support the constantly evolving needs we experience as the size and scope of our business continues to grow. This resulted primarily in increases in people related costs including contract and outside service costs, facility costs, provision for doubtful accounts, investor and public relations expenses, professional fees, telephone and supplies totaling approximately $259,000 (includes incremental costs of approximately $34,000 relating to professional fees incurred in connection with the completion of a valuation of Tucows’ intellectual property and approximately $30,000 relating to an outside management consultant).  We also recorded a foreign exchange gain of approximately $14,000 for the three months ended June 30, 2005 compared to approximately $116,000 for the three months ended June 30, 2004.

These increases were partially offset by reductions in business and state taxes, directors and officer’s liability insurance, travel and other miscellaneous expenses of approximately $49,000 during the three months ended June 30, 2005 compared to the three months ended June 30, 2004

General and administrative expenses for the six months ended June 30, 2005 increased by approximately $630,000, or 33%, to $2.5 million from $1.9 million for the six months ended June 30, 2004.

The increase in general and administrative expenses generally reflects the more sophisticated infrastructure needed to support the constantly evolving needs we experience as the size and scope of our business continues to grow. This resulted in increases in people related costs including contract and outside service costs, facility costs, provision for doubtful accounts, public listing expenses, investor and public relations expenses, telephone and supplies totaling approximately $394,000 (includes an incremental cost of $65,000 related to an outside management consultant), and an increase in professional fees of approximately $211,000 (includes a cost of approximately $163,000 attributable to a proposed reorganization that was anticipated by management to have resulted at that time in a more efficient cross-border corporate structure). We also recorded a foreign exchange loss of approximately $53,000 for the six months ended June 30, 2005 compared to a foreign exchange gain of approximately $74,000 for the six months ended June 30, 2004, reflecting the continued strengthening in the Canadian dollar.

These increases were partially offset by reductions in business and state taxes, directors and officer’s liability insurance, travel and other miscellaneous expenses of approximately $102,000 during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Depreciation of property and equipment	$276,870	$317,331	$518,743	$630,317
Decrease over prior period	$(40,461)		$(111,574)
Decrease - percentage	(13)%		(18)%
Percentage of net revenues	2%	3%	2%	3%

The decrease in depreciation for the three and six months ended June 30, 2005 compared to the corresponding periods in 2004 was primarily due to certain of Tucows older computer software being fully depreciated and not requiring replacement. However, we expect that depreciation of property and equipment will increase, in absolute dollars, as we continue to enhance and add functionality to our service offerings.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amortization of intangible assets	$59,040	$39,680	$118,080	$39,680
Increase over prior period	$19,360		$78,400

OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Other income (expenses), net	$96,856	$42,103	$174,104	$79,736

Other income includes net interest income of approximately $97,000 for the three month period ended June 30, 2005 and approximately $42,000 for the three month period ended June 30, 2004, and approximately $174,000 for the six month period ended June 30, 2005 and approximately $80,000 for the six month period ended June 30, 2004

INCOME TAXES

In preparing our financial statements, we make estimates of our current tax obligations and temporary differences resulting from differences in reporting items for financial statement and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances based on management’s judgment are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Provision for (recovery of) income taxes	$—	$—	$(151,975)	$—

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes was recorded for the three or six months ended June 30, 2005 and 2004 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

We are entitled to certain Canadian investment tax credits for qualifying research and development activities performed in Canada. During the three months ended March 31, 2005, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of approximately $152,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, our principal source of liquidity was cash and cash equivalents, including short term investments, of approximately $15.8 million compared to approximately $13.9 million at December 31, 2004.

Net cash provided by operating activities was approximately $2.1 million for the six months ended June 30, 2005, compared to approximately $2.0 for the six months ended June 30, 2004. Net cash provided by operating activities for the six months ended June 30, 2005 resulted primarily from net income and increases in deferred revenue and accreditation fees payable (representing cash received in advance of provision of the services). These increases were partially offset by an increase in prepaid domain name registry fees and, a decrease in accruals, primarily as a result of annual bonus payments and payment of other annual accruals. Included in accrued liabilities is an amount of approximately $325,000 pertaining to deferred professional fees of approximately $449,000 incurred as of June 30, 2005 in connection with the Offering.

Net cash used in investing activities was approximately $7.7 million for the six months ended June 30, 2005. This was primarily as a result of an increase in short term investments of approximately $7.7 million and by our purchasing of property and equipment, principally computers and related software of approximately $826,000 during the six months ended June 30, 2005 to meet our operational needs.

This was offset by a decrease in restricted cash of approximately $460,000 as a result of a release to us of margin security against forward exchange contracts that had fully matured by March 31, 2005, as well as a release to us of approximately $400,000 that was held in escrow pursuant to the terms of the Boardtown purchase agreement. Net cash used in financing activities was approximately $263,000 for the six months ended June 30, 2005, representing deferred charges of approximately $449,000 incurred as of June 30, 2005 in connection with the Offering more fully described in note 7 to the unaudited consolidated financial statements, which were partly offset by proceeds of approximately $186,000 received on the exercise of stock options under our employee stock purchase plan.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital and capital expenditures for at least the next 12 months.

We may choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion to develop new or enhance existing products or services, to respond to competitive pressures or to acquire or invest in complementary businesses, technologies, services or products.

If additional financing is required, we may not be able to raise it on acceptable terms, or at all, and additional financing may be dilutive to existing investors. We may also evaluate potential acquisitions of other businesses, products and technologies. To complete potential acquisitions, we may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors. There are currently no material understandings, commitments or agreements about any acquisition of other businesses.

Commitments and contingencies:

In connection with the acquisition of the outstanding capital stock of Boardtown Corporation on April 27, 2004 we transferred $1.75 million of the purchase price into an escrow account which is being held in escrow until the determination of whether certain performance milestones at various contractual dates between April 2005 and April 2007 were achieved.

The escrow funds consist of $1.0 million in cash and $750,000 in the form of 1,069,644 shares of common stock (based upon the price of our shares at the time of the transaction). These shares have not been included in the determination of diluted earnings per common share. The first $750,000 paid out of the escrow account to the former shareholders of Boardtown Corporation is to be in shares of our common stock. Pursuant to the acquisition agreement, the performance milestones relating to the net cash flow from existing operations, the hosted billing solution and the hosted help desk solution were assessed as of April 27, 2005. The performance milestones relating to converting potential support customers was assessed as of April 30, 2005.

In April 2005, we came to an agreement with the former shareholders of Boardtown that they had met their obligation with regard to the hosted billing solution milestone, had not met their obligation with regard to the net cash flow from operations milestone and had partially met their obligation with regard to converting potential support customers. With regard to the hosted help desk solution milestone, we came to an agreement with the former shareholders of Boardtown that the determination of whether this milestone was achieved should be deferred until July 31, 2005 without penalty. Accordingly, the escrow agent was instructed to release an aggregate of 780,837 shares of common stock to the former shareholders of Boardtown in satisfaction of the hosted billing solution milestone and the conversion of the potential support customers. In addition, the escrow agent was instructed to amend the terms of the escrow agreement to reflect the revised performance date for the hosted help desk solution milestone to July 31, 2005 and, since the net cash flow from existing operations criteria was not met, the escrow agent was instructed to repay approximately $400,000 to us. The impact of the release of funds and issuance of shares of our common stock out of escrow was recorded as additional goodwill of $701,363.

In July 2005, Tucows and the former shareholders of Boardtown Corporation agreed that the former shareholders of Boardtown Corporation had met their obligation with regard to the hosted help desk solution milestone.  This will result in the release from escrow of 285,238 shares of common stock to the former shareholders of Boardtown Corporation in satisfaction of the hosted help desk solution milestone. The impact of the issuance of shares of our common stock out of escrow will be recorded as additional goodwill of $285,238.

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

Risks Related to Our Business and Industry

We may not be able to maintain or improve our competitive position, and may be forced to reduce our prices, because of strong competition from other competitive registrars.

Before the introduction of competition into the domain registration industry in 1999, Network Solutions LLC, or Network Solutions, was the only entity authorized by the U.S. government to serve as the registrar for domains in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. In addition to Network Solutions, we face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of July 20, 2005, ICANN had accredited 490 competitive registrars, including our company, to register domains in one or more of the generic top level domains, or gTLD’s, though not all of these accredited registrars are operational. The continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

The market for domain registrations continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position. VeriSign Global Registry Services, or VeriSign, currently charges registrars who use its shared registration system $6 for each .com registration, which most registrars, including our company, pass on to their customers. Some of our competitors offer registration services at a price level minimally above the registry and the ICANN fees for each domain registered in the.com and.net registry. Other competitors have reduced and may continue to reduce their pricing for domain registrations both for short-term promotions and on a permanent basis. Our competitors have also offered domain registrations free in a bundle of other products, deriving their revenues from other products and services. In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

As our business model is premised upon selling multiple services through our Service Providers, we have competed aggressively to attract new clients and retain existing customers. As a result of these actions, our average selling prices have fallen and we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain registration and related products and services. The likelihood of this will increase if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. Given the volatile nature of this marketplace, it is difficult to predict whether our average selling prices will continue to decline. If we continue to reduce our prices in order to remain competitive, this could materially adversely affect our business, financial position and results of operations.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have an impact upon our profits.

Each registry typically imposes a fee in association with the registration of each domain. For example, at present, the VeriSign registry charges a $6 fee. ICANN has recently imposed a $0.25 charge for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. Any increase in these fees must either be included in the prices we charge to our Service Providers or it must be imposed as a surcharge. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

If the growth rate of the market for new domain names becomes flat or declines, our net revenue from registrations may fall below anticipated levels.

Demand for renewals and new registrations under .com, .net, .org and other TLDs increased in the first quarter of 2005. According to VeriSign, the total number of registrations under .com and .net grew by 3 million in the first quarter of 2005. Notwithstanding the recent increase in registrations, we expect the market to continue to grow but do not expect demand for new domain registrations to consistently return to the high levels experienced in 2000 and 2001. If the market for new domain registrations becomes flat or declines, it would restrict the growth of our domain registration business and our revenues may decline.

If we are unable to protect our market share or improve our competitive position by maintaining or increasing the renewal of domain registrations, our business, financial condition and results of operations could be materially adversely affected.

We compete aggressively to attract new clients and retain existing customers to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers. Since our strategy is to expand the services we provide our customers, if we are unable to maintain our domain registrations, our ability to expand our business may be adversely effected.

If we are unable to improve our sales of existing gTLDs, improve our renewal rate or generate alternate revenue streams, our business, financial condition and results of operations could be materially adversely affected.

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of.com registrations, the introduction of new gTLDs has contributed to our revenues. We do not currently anticipate the introduction of any additional commercial gTLDs in the near future that would materially affect our revenues. As a result, in order to grow our revenues, we need to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Our business and results of operations could be materially adversely affected if the market for existing gTLDs does not develop, additional new top level domains are not introduced or if substantial numbers of our customers turn to other registrars for their registration needs.

We rely on our network of Service Providers to renew their domain registrations through us and to distribute our applications and services, and if we are unable to maintain these relationships or establish new relationships, our revenues will decline.

The growth of our business depends on, among other things, our Service Providers’ renewal of their customers’ domain registrations through us. Service Providers may choose to renew their domains with other registrars or their registrants may choose not to renew and pay for renewal of their domains. If Service Providers decide, for any reason, not to renew their registrations through us, our revenues from domain registrations will decrease.

If we are unable to maintain our relationships with our Service Providers, our revenue may decline.

We obtain revenues by distributing applications and services through our network of Service Providers. We also rely on our Service Providers to market, promote and sell our services. Our ability to increase revenues in the future will depend significantly on our ability to maintain our customer network, to sell more services through existing Service Providers and to develop our relationships with existing Service Providers by providing customer and sales support and additional products. Service Providers have no obligations to distribute our applications and services and may stop doing so at any time. If we are not able to maintain our relationships with Service Providers, our ability to distribute our applications and services will be harmed, and our revenue may decline.

We believe that part of our growth will be derived from Service Providers in international markets and may suffer if Internet usage does not continue to grow globally.

We believe that a major source of growth for Internet-based companies will come from individuals and businesses outside the United States where Internet access and use is less prevalent. A substantial number of our Service Providers are currently based outside the United States and we plan to grow our business in other countries. If Internet use in these jurisdictions does not increase as anticipated, our revenues may not grow as anticipated.

Our business depends on a strong brand. If we are not able to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business and operating results will be harmed.

We believe that the brand identity we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Tucows” brand is critical to expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

We believe that companies operating on the Internet are facing a period of consolidation. In addition, some of our Service Providers may decide to seek ICANN accreditation. Both of these situations could reduce the number of our active Service Providers, in which case our revenues may suffer.

If any of our competitors merge with one another, they will present a stronger combined force in the market and may attract the business of both existing and prospective Service Providers. Service Providers may opt to build their own technical systems and seek ICANN accreditation in order that they may process domain applications themselves. If a number of our customers decide to pursue this option, our sales will decrease.

Our failure to secure agreements with country code registries or our subsequent failure to comply with the regulations of the country code registries could cause customers to seek a registrar that offers these services.

The country code top-level domain, or ccTLD, registries require registrars to comply with specific regulations. Many of these regulations vary from ccTLD to ccTLD. If we fail to comply with the regulations imposed by ccTLD registries, these registries will likely prohibit us from registering or continuing to register domains in their ccTLD. Any failure on our part to offer domain registrations in a significant number of ccTLDs or in a popular ccTLD would cause us to lose a competitive advantage and could cause Service Providers to elect to take their business to a registrar that does offer these services.

Our standard domain registration agreement may not be enforceable, which could subject us to liability.

We operate on a global basis and all of our Service Providers must execute our standard domain registration agreement as part of the process of registering a domain. This agreement contains provisions intended to limit our potential liability arising from our registration of domains on behalf of our Service Providers and their customers, including liability resulting from our failure to register or maintain domains. If a domestic, foreign or international court were to find that the registration agreement is unenforceable, we could be subject to liability.

If we cannot obtain or develop additional applications and services that are appealing to our customers, we may remain dependent on domain registrations as a primary source of revenue and our net revenues may fall below anticipated levels.

A key part of our long-term strategy is to diversify our revenue base by offering our Service Providers additional value-added products and services that address their evolving business needs. Although we have recently experienced increased sales for new products and services such as email and web certificates, our efforts to date have not resulted in substantial diversification. We cannot be sure that we will be able to license new applications and services at a commercially viable cost or at all, or that we will be able to cost-effectively develop the applications in-house. If we cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of our service offerings, sales of our services may suffer as Service Providers turn to alternate providers that are able to more fully supply their business needs.

We depend on third parties for free and low cost web-based content.

We access and provide web-based content for certain of our content notification and other sites. We access this content mainly by searching selected websites and then providing links to relevant content from the individual sites. Typically, we pay no fee, or a nominal fee, for accessing web-based content in this manner. Our ability to continue to use web-based content in this manner without cost, or for nominal fees, is fundamental to our goal of providing free, or low cost, content notification sites. If the market changes and owners begin to charge more significant fees for accessing material from their websites, we will incur additional expenses to provide the service or we may decide to no longer provide the service.

Our advertising revenues may be subject to fluctuations.

We believe that Internet advertising spending, as in traditional media, fluctuates significantly with economic cycles and during any calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Our advertisers can generally terminate their contracts with us at any time. Advertising spending is particularly sensitive to changes in general economic conditions and typically decreases when economic conditions are not favorable. A decrease in demand for Internet advertising could have a material adverse affect on our business, financial condition and results of operations.

We may acquire companies or make investments in, or enter into licensing arrangements with, other companies with technologies that are complementary to our business and these acquisitions or arrangements could disrupt our business and dilute your holdings in our company.

We may acquire companies or the rights to technologies in the future. Entering into these types of arrangements entails many risks, any of which could materially harm our business, including:

•  diversion of management’s attention from other business concerns;

•  failure to effectively assimilate the acquired technology or company into our business;

•  the loss of key employees from either our current business or the acquired business; and

•  assumption of significant liabilities of the acquired company.

In addition, your holdings in our company will be diluted if we issue equity securities in connection with any acquisition or arrangement.

If we fail to protect our proprietary rights, the value of those rights could be diminished.

We rely upon copyright, trade secret and trademark law, confidentiality and nondisclosure agreements, invention assignment agreements and work-for-hire agreements to protect our proprietary technology. We cannot ensure that our efforts to protect our proprietary information will be adequate to protect against infringement and misappropriation by third parties, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States and Canada.

We have licensed, and may in the future license, some of our trademarks and other proprietary rights to others. Third parties may also reproduce or use our intellectual property rights without seeking a license and thus benefit from our technology without paying for it. Third parties could also independently develop technology, processes or other intellectual property that are similar to or superior to those used by us. Actions by licensees, misappropriation of the intellectual property rights or independent development by others of similar or superior technology might diminish the value of our proprietary rights or damage our reputation.

The unauthorized reproduction or other misappropriation of our intellectual property rights, including copying the look, feel and functionality of our website could enable third parties to benefit from our technology without us receiving any compensation.

The law relating to the use of and ownership in intellectual property on the Internet is currently unsettled and may expose us to unforeseen liabilities.

There have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domains. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

•  Our standard registration agreement requires that each registrant indemnify, defend and hold us harmless for any dispute arising from the registration or use of a domain registered in that person’s name; and

•  Since December 1, 1999, we have required our Service Providers to ensure that all registrants are bound to the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

Despite these precautions, we cannot assure you that our indemnity and dispute resolution policies will be sufficient to protect us against claims asserted by various third parties, including claims of trademark infringement and unfair competition.

New laws or regulations concerning domains and registrars may be adopted at any time. Our responses to uncertainty in the industry or new regulations could increase our costs or prevent us from delivering our domain registration services over the Internet, which could delay growth in demand for our services and limit the growth of our revenues. New and existing laws may cover issues such as:

•  pricing controls;

•  the creation of additional generic top level domains and country code domains;

•  consumer protection;

•  cross-border domain registrations;

•  trademark, copyright and patent infringement;

•  domain dispute resolution; and

•  the nature or content of domains and domain registration.

An example of legislation passed in response to novel intellectual property concerns created by the Internet is the ACPA enacted by the United States government in November 1999. This law seeks to curtail a practice commonly known in the domain registration industry as cybersquatting. A cybersquatter is generally defined in the ACPA as one who registers a domain that is identical or similar to another party’s trademark, or the name of another living person, with the bad faith intent to profit from use of the domain. The ACPA states that registrars may not be held liable for registration or maintenance of a domain for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the ACPA. For example, if there is litigation involving a domain, the registrar is required to deposit a certificate representing the domain registration with the court. If we are held liable under the ACPA, any liability could have a material adverse effect on our business, financial condition and results of operations.

Once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business, and may result in us losing significant rights and our ability to operate all or a portion of our business.

Claims of infringement of intellectual property or other rights of third parties against us could result in substantial costs.

Third parties may assert claims of infringement of patents or other intellectual property rights against us concerning past, current or future technologies.

Content obtained from third parties and distributed over the Internet by us may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. We may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domains. These claims may include claims under the Anti-cybersquatting Consumer Protection Act, or ACPA, which was enacted in the United States to curtail the registration of a domain that is identical or similar to another party’s trademark or the name of a living person with the bad faith intent to profit from use of the domain.

These claims and any related litigation could result in significant costs of defense, liability for damages and diversion of management’s time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, we may have to limit or discontinue the business operations which used the infringing technology.

We rely on technologies licensed from other parties. These third-party technology licenses may infringe on the proprietary rights of others and may not continue to be available on commercially reasonable terms, if at all. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could increase our costs and make our products and services less attractive to customers.

The law relating to the liability of online services companies for data and content carried on or disseminated through their networks is currently unsettled and could expose us to unforeseen liabilities.

It is possible that claims could be made against online services companies under U.S., Canadian or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon Internet service companies have been filed in U.S. and foreign courts. While the United States has passed laws protecting ISPs from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. Our ability to monitor, censor or otherwise restrict the types of data or content distributed through our network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of our services in these jurisdictions. Our insurance may not be adequate to compensate or may not cover us at all in the event we incur liability for damages due to data and content carried on or disseminated through our network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm our business and prospects.

Currency fluctuations may adversely affect us.

Our revenue is primarily realized in U.S. dollars and a significant portion of our operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material effect on our business, financial condition and results from operations. In particular, we may be adversely affected by a significant weakening of the U.S. dollar against the Canadian dollar on a quarterly and an annual basis. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to mitigate the exchange risk on a portion of our Canadian dollar exposure. We may not always enter into such forward contracts and such contracts may not always be available and economical for us. We do not account for these instruments as hedges in our consolidated financial statements.

If we do not maintain a low rate of credit card chargebacks, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

A substantial majority of our revenues originates from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

Forecasting our tax rate is complex and subject to uncertainty.

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by the following:

•  international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, could challenge the validity of our arm’s-length related party transfer pricing policies or the validity of our contemporaneous documentation. Currently, we are undergoing a transfer pricing audit by the Canada Revenue Agency with respect to our 2000 and 2001 taxation years;

•  changes in the valuation of our deferred tax assets; or

•  changes in tax laws or the interpretations of such laws.

While we believe we have adequate internal control over financial reporting, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2006, we will be required to furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

New accounting pronouncements may require us to change the way in which we account for our operational or business activities.

The Financial Accounting Standards Board, FASB, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, in fiscal 2006, FASB will require us to expense the fair value of stock options, resulting in increased expenses in our income statement and a reduction of our net income and earnings per share. The impact of applying a fair value method of accounting for stock options on a pro-forma basis in accordance with SFAS No. 123 is disclosed in Note 2 to the audited consolidated financial statements.

We could suffer uninsured losses.

Although we maintain general liability insurance, claims could exceed the coverage obtained or might not be covered by our insurance. While we typically obtain representations from our technology and content providers and contractual partners concerning the ownership of licensed technology and informational content and obtain indemnification to cover any breach of these representations, we still may not receive accurate representations or adequate compensation for any breach of these representations. We may have to pay a substantial amount of money for claims that are not covered by insurance or indemnification or for claims where the existing scope or adequacy of insurance or indemnification is disputed or insufficient.

Current world events and economic trends may have a negative impact on our sales.

Our sales are subject to risks arising from adverse changes in domestic and global economic conditions and fluctuations in consumer confidence and spending. As a result, our sales may decline as a result of factors beyond our control, such as war and terrorism. These events include ongoing armed conflicts and retaliatory terrorist attacks. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global markets and economy. If any of the foregoing events occur, our sales may decline and our business may be adversely affected.

Our quarterly and annual operating results may fluctuate and our future revenues and profitability are uncertain.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•  our ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of our services;

•  our ability to identify and develop new technologies or services and to commercialize those technologies into new services in a timely manner;

•  the mix of our services sold during the quarter or year;

•  our ability to make appropriate decisions which will position us to achieve further growth;

•  changes in our pricing policies or those of our competitors and other competitive pressures on selling prices;

•  our ability to identify, hire, train, motivate and retain highly qualified personnel, and to achieve targeted productivity levels;

•  market acceptance of Internet services generally and of new and enhanced versions of our services in particular;

•  our ability to establish and maintain a competitive advantage;

•  the continued development of our global distribution channel and our ability to compete in multiple countries successfully as part of our sales and marketing strategy;

•  the number and significance of service enhancements and new service and technology announcements by our competitors;

•  our ability to identify, develop, deliver, and introduce in a timely manner new and enhanced versions of our current service offerings that anticipate market demand and address customer needs;

•  changes in foreign currency exchange rates and issues relating to the conversion to the Canadian dollar;

•  foreign, federal or state regulation affecting our business;

•  our ability to continue to attract users to our website;

•  our ability to attract software developers to participate in our Author Resource Center;

•  our ability to continue to attract advertisers to place content on our website

•  interruptions in our services;

•  seasonality of the markets and businesses of our customers;

•  news relating to our industry as a whole;

•  our ability to enforce our intellectual property rights;

•  our ability to manage internet fraud and information theft; and

•  changes in methods used for the accounting of stock options.

Our operating expenses may increase. We base our operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. We intend to continue our efforts to control discretionary spending; however, we will continue to selectively incur expenditures in areas that we believe will strengthen our position in the marketplace. If we do not meet revenue goals, we may not be able to meet reduced operating expense levels and our operating results will suffer. It is possible that in one or more future quarters, our operating results may be below our expectations and the expectations of public market analysts and investors. In that event, the price of our shares of common stock may fall.

Risks Related To the Internet and Our Technology

Our business could be materially harmed if the administration and operation of the Internet no longer rely upon the existing domain system.

The domain registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain system. Some of our competitors have begun registering domains with extensions that rely on such alternate systems. These competitors are not subject to ICANN accreditation requirements and restrictions. Other competitors have attempted to introduce naming systems that use keywords rather than traditional domains. The widespread acceptance of any alternative systems could eliminate the need to register a domain to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

If Internet usage does not grow or if the Internet does not continue to expand as a medium for commerce, our business may suffer.

Our success depends upon the continued development and acceptance of the Internet as a widely used medium for commerce and communication. Rapid growth in the uses of, and interest in, the Internet is a relatively recent phenomenon and its continued growth cannot be assured. A number of factors could prevent continued growth, development and acceptance, including:

•  the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

•  the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

•  security and authentication issues may create concerns with respect to the transmission over the Internet of confidential information; and

•  privacy concerns, including those related to the ability of websites to gather user information without the user’s knowledge or consent, may impact consumers’ willingness to interact online.

Any of these issues could slow the growth of the Internet, which could limit our growth and revenues.

We may be unable to respond to the rapid technological changes in the industry, and our attempts to respond may require significant capital expenditures.

The Internet and electronic commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new applications and services embodying new technologies and the emergence of new industry standards and practices could make our applications, services and systems obsolete. The emerging nature of applications and services in the Internet application and services industry and their rapid evolution will require that we continually improve the performance, features and reliability of our applications and services. Our success will depend, in part, on our ability:

•  to develop and license new applications, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•  to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or adapt our internally developed technology and transaction-processing systems to customer requirements or emerging industry standards. Updating technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

We could experience system failures and capacity constraints which would cause interruptions in our services and ultimately cause us to lose customers.

Our ability to maintain our computer hardware and software and telecommunications equipment in working order and to reasonably protect them from error and interruption is critical to our success. Failures and interruptions of, and the slowing of response times on, these systems could be caused by:

•  an increase in the traffic on our websites that outstrips our system capacity;

•  natural disasters, power losses, telecommunications failures, break-ins and similar events;

•  computer viruses and electronic break-ins;

•  errors, defects and bugs in software;

•  failure or inability to upgrade technical infrastructure to handle unexpected surges in customer levels and increases in customers’ usage of bandwidth;

•  failure of third-party bandwidth providers to maintain the services they supply to us; and

•  failure of infrastructure providers such as electricity providers.

Our website has experienced slower response times because of increased traffic and has occasionally suffered failures of the computer hardware and software and telecommunications systems that we use to deliver our sites to customers. Substantial or persistent system failures could result in:

•  loss of customers;

•  loss of or delay in revenue; and

•  failure to attract new customers or achieve market acceptance.

Our systems face security risks, and any compromise of the security of these systems could result in liability for damages and in lost customers.

Our security systems may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate customer or proprietary information or cause interruptions in Internet operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service because of the accidental or intentional actions of Internet users, current and former employees or others. We may need to expend significant capital and other resources to protect against the threat of security breaches or alleviate problems caused by breaches. Unauthorized persons may be able to circumvent the measures that are implemented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our websites and the web pages that deliver our content services. Repeated or substantial interruptions could result in the loss of customers and reduced revenues.

Users might circumvent the measures we take to protect customers’ private and confidential information, such as credit card numbers. Security breaches could damage our reputation and expose us to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims and for other misuses of personal information, including for unauthorized marketing purposes. We may also incur significant costs to protect against security breaches or to alleviate problems caused by these breaches. In addition, the Federal Trade Commission in the United States and state agencies have investigated various Internet companies regarding their use of personal information. The federal government has enacted legislation protecting the privacy of consumers’ nonpublic personal information. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. Our failure to comply with existing laws, including those of foreign countries, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct business or an investigation of our privacy practices, could increase the costs of operating our business.

Lack of consumer confidence in the security of on-line financial transactions could negatively impact our business.

Consumers may not adopt online services if they are not confident that financial transactions over the Internet can be undertaken securely and confidentially. Although there is security technology currently available for online transactions, many Internet users may not use the Internet for commercial transactions because of security concerns. These concerns may be heightened by well-publicized security breaches of any Internet-related service, which could deter consumers from using our services provided by our solution. If consumers do not have confidence in the security for online services transactions that the current technologies provide, our revenue will not increase and may decrease.

We may be accused of intellectual property infringement of the technology we have employed to support both our back end platform and the products and services we offer to and through our Service Providers and may be sued for damages caused by actual use of the platforms or products and services and we may be required to pay substantial damage awards.

We seek to ensure that we have licensed or otherwise secured the necessary rights to use and offer for use all intellectual property relating to our platforms and the services we offer Service Providers through the platforms. Despite our efforts, we may be sued by third parties claiming rights in and to the technology we employ or by third parties who claim to have suffered as a result of any use, or inability to use, the platforms, products and services. If we are sued, defense of any such claims may require the resources of both our time and money. If a third-party is successful in its assertions, we may be required to pay damages that may have a material impact on our financial resources.

Governmental and Regulatory Risks

Governmental and regulatory policies or claims concerning the domain registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our domain registration business.

Before 1999, Network Solutions managed the domain registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the U.S. Department of Commerce authorized ICANN to oversee key aspects of the domain registration system. ICANN has been subject to strict scrutiny by the public and by the government in the United States. For example, in the United States, Congress has held hearings to evaluate ICANN’s selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. We continue to face the risks that:

•  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN’s role in overseeing, the domain registration market;

•  the Internet community or the U.S. Department of Commerce or U.S. Congress may refuse to recognize ICANN’s authority or support its policies, which could create instability in the domain registration system;

•  ICANN may lose any one of the several claims pending against it in both the U.S. and international courts, in which case its credibility may suffer and its policies may be discredited;

•  ICANN may attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations;

•  the terms of the registrar accreditation process could change in ways that are disadvantageous to us; and

•  international regulatory bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain registration system, leading to increased regulation in areas such as taxation and privacy.

In addition, ICANN has established policies and practices for itself and the companies it accredits to act as domain registries and registrars. Some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions.

If any of these events occur, they could create instability in the domain registration system. These events could also disrupt or suspend portions of our domain registration solution, which would result in reduced revenue.

We may be subject to government regulation that may be costly and may interfere with our ability to conduct business.

Although transmission of our websites primarily originates in Canada and the United States, the Internet is global in nature. Governments of foreign countries might try to regulate our transmissions or prosecute us for violations of their laws. Because of the increasing popularity and use of the Internet, federal, state and foreign governments may adopt laws or regulations in the future concerning commercial online services and the Internet, with respect to:

•  user privacy;

•  children;

•  copyrights and other intellectual property rights and infringement;

•  domains;

•  pricing;

•  content regulation;

•  defamation;

•  taxation; and

•  the characteristics and quality of products and services.

Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. Laws and regulations such as those listed above or others, if enacted, could expose us to substantial liability and increase our costs of compliance and doing business.

Risks Related to the Company

We do not intend to declare dividends on our common stock in the foreseeable future.

We anticipate that for the foreseeable future, our earnings, if any, will be retained for use in the business and that no cash dividends will be paid on our common stock. Declaration of dividends on our common stock will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

We are controlled by a limited number of principal shareholders, which may limit your ability to influence corporate matters.

As of June 30, 2005, our five principal shareholders beneficially own approximately 57.6% of our shares of common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our shares of common stock have been delisted, and investors may find it more difficult to sell our common stock.

Our shares of common stock were delisted from the Nasdaq SmallCap market in June 2001. Our shares of common stock are now quoted on the OTC Bulletin Board maintained by Nasdaq. The fact that our shares of common stock are not currently listed is likely to make trading shares of our common stock more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for us to raise additional capital. An investor may find it more difficult to sell our shares of common stock or to obtain accurate quotations of the share price of our common stock. We have made an application to list our common stock on the Toronto Stock Exchange and the

American Stock Exchange. Conditional listing approval has not yet been obtained from the Toronto Stock Exchange or the American Stock Exchange and there can be no assurance that our shares of common stock will be listed on the Toronto Stock Exchange, the American Stock Exchange or on any other exchange.

We are also subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule, broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser’s written consent to the transaction prior to the sale. This rule may deter broker-dealers from recommending or selling our common stock, which may negatively affect the liquidity of our common stock.

Our share price is highly volatile, which may make it difficult for shareholders to sell their shares of common stock when they want to, at an attractive price.

Our share price has varied recently and the price of our common stock may decrease in the future, regardless of our operating performance. Investors may be unable to resell their common stock following periods of volatility because of the market’s adverse reaction to this volatility.

The following factors may contribute to this volatility:

•  actual or anticipated variations in our quarterly operating results;

•  interruptions in our services;

•  seasonality of the markets and businesses of our customers;

•  announcements of new technologies or new services by our company or our competitors;

•  our ability to accurately select appropriate business models and strategies;

•  the impact that terrorist acts or military action may have on global economic conditions and the impact that this will have on our customers or business;

•  the operating and stock price performance of other companies that investors may view as comparable to us;

•  news relating to our industry as a whole; and

•  news relating to trends in our markets.

The stock market in general, and the market for Internet-related companies in particular, including our company, has experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our shares of common stock to drop, regardless of our performance.

Future sales of shares of common stock by our existing shareholders could cause our share price to fall.

If our shareholders sell substantial amounts of shares of common stock in the public market, the market price of the shares of common stock could fall. The perception among investors that these sales will occur could also produce this effect.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Tucows services are developed in and are sold primarily from North America.  Tucows’ sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Tucows’ financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Tucows’ interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Based on the nature of its short-term investments, Tucows has concluded that there is no material interest rate risk exposure at June 30, 2005.

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

Foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as Tucows has not complied with the documentation requirements. In prior periods, Tucows has accounted for the fair value of the derivative instruments within the consolidated balance sheets as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. Tucows has no other freestanding or embedded derivative instruments.

The impact of the foreign exchange forward contracts for the six months ended June 30, 2005 was a net loss of approximately $108,000, and for the six months ended June 30, 2004, the impact was a net gain of approximately $91,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

Tucows has performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2005. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant.  Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2005.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2005 of approximately $335,000.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond the control of Tucows.  Tucows will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.  There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on Tucow’s results of operations.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Tucows’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness Tucows’ disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Tucows’ chief executive officer and chief financial officer concluded that Tucows’ disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by Tucows in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Tucows’ management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.  Tucows believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Change in Internal Control over Financial Reporting

No change in Tucows’ internal control over financial reporting occurred during Tucows’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tucows’ internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.           Legal Proceedings

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

Item 4.           Submission of Matters to a Vote of Security Holders

Tucows’ Annual Meeting of Shareholders was held on June 1, 2005.  Holders of an aggregate of 68,367,109 shares of Tucows common stock at the close of business on April 20, 2005 were entitled to vote at the meeting, of which 53,952,243 were present in person or represented by proxy.  At such meeting, Tucows’ shareholders voted as follows:

Proposal 1. To elect seven directors to serve until the 2006 Annual Meeting of Shareholders or until their respective successors shall have been duly selected and qualified.

Nominee	Votes For	Votes Withheld
Stanley Stern	53,854,521	97,722
Elliot Noss	52,459,521	1,492,722
Erez Gissin	52,456,440	1,495,803
Alan Lipton	52,456,421	1,495,822
Lloyd Morrisett	53,847,350	104,893
Eugene Fiume	53,667,265	284,978
Jeffrey Schwartz	53,665,636	286,607

No other persons were nominated, or received votes, for election as directors at the 2005 Annual Meeting of Shareholders.  There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2. To ratify the appointment of KPMG LLP as independent auditors of Tucows and its subsidiaries for the fiscal year ending December 31, 2005.

	Votes For	Votes Against	Votes Abstained
Ratification of Appointment of KPMG LLP	52,893,607	1,045,836	12,800

There were no broker non-votes with respect to this proposal.

Item 6.           Exhibits

(a)  Exhibits.

Exhibit No.	Description

10.1

Amendment to Stock Purchase Agreement dated as of May 3, 2005 by an between Tucows Inc., William Ford, Granville Barker, Grant Spradling and Justin Thornton (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on May 5, 2005).

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

Date: August 9, 2005	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment to Stock Purchase Agreement dated as of May 3, 2005 by an between Tucows Inc., William Ford, Granville Barker, Grant Spradling and Justin Thornton (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on May 5, 2005).

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification