Form 10-Q
period 2005-09-30
TUCOWS INC /PA/
filed 2005-11-10
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of November 7, 2005, there were 71,878,822 outstanding shares of common stock, no par value, of the registrant, excluding 3,569 shares of common stock remaining in escrow as a result of an acquisition in April 2004.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2005	2004
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$10,315,332	$13,914,988
Short-term investments	7,771,453	—
Restricted cash	300,000	460,398
Interest receivable	115,739	—
Accounts receivable, net of allowance for doubtful accounts of $93,500 as of September 30, 2005 and $25,000 as of December 31, 2004	1,362,887	1,111,082
Prepaid expenses and deposits	1,687,766	2,156,702
Prepaid domain name registry and ancillary services fees, current portion	18,001,418	15,601,786
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	40,554,595	34,244,956

Prepaid domain name registry and ancillary services fees, long-term portion	7,445,536	6,471,916
Property and equipment	1,412,753	1,017,237
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets	1,065,120	1,242,240
Goodwill	1,951,067	964,467
Investment	353,737	353,737
Cash held in escrow	619,082	1,009,650
Total assets	$55,401,890	$47,304,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,715,409	$1,483,543
Accrued liabilities	1,743,843	2,688,738
Customer deposits	2,169,890	2,247,262
Deferred revenue, current portion	26,561,381	23,648,381
Accreditation fees payable, current portion	366,143	144,483
Total current liabilities	32,556,666	30,212,407

Deferred revenue, long-term portion	10,758,080	9,602,599
Accreditation fees payable, long-term portion	78,212	31,816

Stockholders’ equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 71,840,267 shares issued and outstanding as of September 30, 2005 and 66,817,250 shares issued and outstanding as of December 31, 2004	12,354,168	9,541,277
Additional paid-in capital	50,061,866	50,061,866
Deficit	(50,407,102)	(52,145,762)
Total stockholders’ equity	12,008,932	7,457,381
Total liabilities and stockholders’ equity	$55,401,890	$47,304,203

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net revenues	$12,054,796	$12,381,326	$35,858,640	$33,195,200
Cost of revenues	7,676,713	7,654,475	22,484,530	20,658,290
Gross profit	4,378,083	4,726,851	13,374,110	12,536,910

Operating expenses:
Sales and marketing (*)	1,150,674	1,370,932	3,669,185	3,716,192
Technical operations and development	1,468,624	1,107,590	4,147,467	3,259,882
General and administrative (*)	820,860	1,388,421	3,358,347	3,295,996
Depreciation of property and equipment	213,422	187,158	732,165	817,475
Amortization of intangible assets	59,040	59,040	177,120	98,720
Total operating expenses	3,712,620	4,113,141	12,084,284	11,188,265

Income from operations	665,463	613,710	1,289,826	1,348,645

Other income:
Interest income, net	122,755	56,549	296,859	136,285
Total other income	122,755	56,549	296,859	136,285

Income before provision for income taxes	788,218	670,259	1,586,685	1,484,930
Provision for (recovery of) income taxes	—	(150,432)	(151,975)	(150,432)

Net income for the period	$788,218	$820,691	$1,738,660	$1,635,362

Basic earnings per common share	$0.01	$0.01	$0.03	$0.02

Shares used in computing basic earnings per common share	69,602,723	66,800,369	68,126,691	65,831,258

Diluted earnings per common share	$0.01	$0.01	$0.02	$0.02

Shares used in computing diluted earnings per common share	73,145,627	68,458,596	72,243,523	68,099,907

(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$—	$—	$—	$16,834
General and administrative	$—	$—	$—	$3,759

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Cash provided by (used in):
Operating activities:
Net income for the period	$788,218	$820,691	$1,738,660	$1,635,362
Items not involving cash:
Depreciation of property and equipment	213,422	187,158	732,165	817,475
Amortization of intangible assets	59,040	59,040	177,120	98,720
Unrealized change in the fair value of forward contracts	(290,177)	(97,512)	(182,549)	(188,775)
Stock-based compensation	—	—	—	20,593
Change in non-cash operating working capital:
Interest receivable	(115,739)	—	(115,739)	—
Accounts receivable	(91,828)	(382,631)	(251,805)	(456,915)
Prepaid expenses and deposits	240,682	68,578	651,485	179,193
Prepaid domain name registry and ancillary services fees	(535,643)	369,522	(3,373,252)	(2,926,678)
Accounts payable	292,579	61,324	231,866	(287,933)
Accrued liabilities	(269,556)	668,181	(944,895)	445,699
Customer deposits	31,497	(167,189)	(77,372)	(163,589)
Deferred revenue	674,016	(460,375)	4,068,481	3,916,585
Accreditation fees payable	(204,296)	—	268,056	—

Cash provided by operating activities	792,215	1,126,787	2,922,221	3,089,737

Financing activities:
Proceeds received on exercise of stock options	65,177	81,581	251,616	726,050
Net proceeds received on issuance of common stock, net of issue costs	2,024,025	—	1,574,675	—

Cash provided by financing activities	2,089,202	81,581	1,826,291	726,050

Investing activities:
Additions to property and equipment	(301,604)	(143,239)	(1,127,681)	(496,489)
Investment in short-term investments	—	—	(7,771,453)	—
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	(300,000)	148,750	160,398	(80,000)
Acquisition of Boardtown Corporation, net of cash acquired	—	—	—	(2,019,510)
Decrease (increase) in cash held in escrow	(2,320)	—	390,568	(1,000,000)
Cash (used in) provided by investing activities	(603,924)	5,511	(8,348,168)	(3,595,999)

Increase (decrease) in cash and cash equivalents	2,277,493	1,213,879	(3,599,656)	219,788
Cash and cash equivalents, beginning of period	8,037,839	11,918,720	13,914,988	12,912,811
Cash and cash equivalents, end of period	$10,315,332	$13,132,599	10,315,332	13,132,599

Supplemental cash flow information:
Interest paid	$—	$113	$300	$166

Supplementary disclosure of non-cash investing and financing activities:

Common stock issued on the acquisition of Boardtown Corporation	$285,238	$—	$986,601	$274,540

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), provides Internet services and downloadable software through a global network of service providers, including web hosting companies and other providers of services over the Internet. Tucows services include domain registration services, digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services,  blogware and website building tools.

The accompanying unaudited interim consolidated balance sheets, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries at September 30, 2005 and the results of operations and cash flows for the interim periods ended September 30, 2005 and 2004.

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

We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We maintain our cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit.

Our short-term investments are invested in United States Treasury Bonds, Certificates of Deposit and Commercial Papers. These short-term investments are reported at cost, while any accrued interest on these investments is included in Other Income within Consolidated Statements of Operations, and under Accounts Receivable, on the Consolidated Balance Sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income, as reported	$788,218	$820,691	$1,738,660	$1,635,362
Add stock-based employee compensation expense included in reported net income, net of tax	$—	—	—	20,593
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(67,102)	(77,996)	(279,085)	(296,706)
Net income, pro forma	$721,116	$742,695	$1,459,575	$1,359,249
Earnings per common share, as reported	$0.01	$0.01	$0.03	$0.02
Earnings per common share, pro forma	$0.01	$0.01	$0.02	$0.02

To determine the fair value of each option on the grant date in the three months ended September 30, 2005 and 2004 respectively, the following assumptions were used for the Company’s stock option plan:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Volatility	114.0%	132.8%	122.0%	132.4%
Risk-free interest rate	4.1%	3.2%	3.7%	3.2%
Expected life (in years)	4.0	4.0	4.0	4.0
Dividend yield	—%	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.78	$0.48	$0.69	$0.50

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

Options to purchase 103,786 shares of common stock were outstanding during the three months ended September 30, 2005 (three months ended September 30, 2004: 1,634,698) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares during the period.  Options to purchase 105,213 shares of common stock were outstanding during the nine months ended September

30, 2005 (nine months ended September 30, 2004: 1,065,438) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares.  The options, which expire in years 2006 to 2015, were still outstanding at September 30, 2005.

4.  SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Domain name and ancillary services	$11,330,963	$11,401,460	$33,432,161	$30,976,960
Advertising and other revenue	723,833	979,866	2,426,479	2,218,240
	$12,054,796	$12,381,326	$35,858,640	$33,195,200

5.  COMMITMENTS AND CONTINGENCIES:

Commitment obligations which existed at December 31, 2004 have been disclosed in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 24, 2005.

6.  STOCKHOLDERS’ EQUITY:

The following table summarizes stockholders’ equity transactions for the nine months ended September 30, 2005:

					Total
	Common stock		Additional paid		stockholders’
	Number	Amount	in capital	Deficit	equity

Balances, December 31, 2004	66,817,250	$9,541,277	$50,061,866	$(52,145,762)	$7,457,381

Exercise of stock options	666,519	251,616	—	—	251,616
Acquisition of Boardtown Corporation - shares released from escrow	1,066,075	986,600	—	—	986,600
Common stock issued on public offering in August 2005	3,290,423	1,574,675	—	—	1,574,675
Net income for the period	—	—	—	1,738,660	1,738,660

Balances, September 30, 2005	71,840,267	$12,354,168	$50,061,866	$(50,407,102)	$12,008,932

On August 19, 2005, we sold 401,173 shares of common stock at $0.90 per share in a public offering. On August 31, 2005, the underwriters in the public offering exercised in full their over-allotment option to purchase an additional 2,889,250 shares of common stock at $0.90 per share. The public offering resulted in net proceeds, after underwriting, legal, accounting, printing and other costs, of $1,574,675.

7.  RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, we are required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We currently use the Black-Scholes option-pricing model to value options for pro-forma financial statement disclosure purposes in note 1. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and anticipate that the adoption of FAS 123R will affect our results of operations to an extent similar to that as presented in its FAS 123 pro forma disclosure included in note 1.

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

You should read this Form 10-Q completely. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

OVERVIEW

We provide Internet services and downloadable software through a global distribution network of more than 6,000 customers, or Service Providers, in more than 100 countries. We are an accredited registrar with the Internet Corporations for Assigned Names and Numbers, or ICANN, and we generate revenue primarily through the provision of domain registration and other Internet services to Service Providers who offer such services to their own customers in a process known as wholesale distribution

Our distribution network of Service Providers is comprised primarily of web hosting companies, Internet Service Providers, or ISPs, and providers of other services over the Internet. These Service Providers typically provide their customers, the end-users of the Internet, with a critical component to enable their use of the Internet. End-users typically consist of individuals and businesses ranging from small businesses to large corporations.

Net Revenues

We generate net revenues primarily through the provision of domain registration and ancillary services. Additional revenue is generated from advertising and other services.

Domain registration and ancillary services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of September 30, 2005, we offered registration services for the generic top-level domains, or gTLDs, .com, .net, ..org, .info, .name and .biz and for the country code top-level domains, or ccTLDs .at, .be, .ca, .cc, .ch, .cn, .de, .fr, .it, .nl, .uk, .tv and .us.

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

Advertising and other revenue

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, www.tucows.com. Advertising revenue is generated from third-party advertisers and from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center, or ARC, to submit their products for inclusion in our software libraries and to purchase promotional placement of their software in the library categories, as well as purchase other promotional services on a cost-per-click through or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies who contract with us to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented. We have in the past also entered into barter transactions, which are a component of advertising revenues. Barter transactions are the exchange of advertising space on our website for reciprocal space or traffic on other websites. Revenues and expenses are recognized from advertising barter transactions when the value of the advertising surrendered is determinable based on our historical practice of receiving cash for similar advertising. We did not undertake any barter transactions during the three or nine months ended September 30, 2005 or in the three or nine months ended September 30, 2004.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Notes 1 and 7 to the unaudited consolidated financial statements for the three and nine months ended September 30, 2005 includes further information on the significant accounting policies and methods used in the preparation of Tucows’ consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

NET REVENUES

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenues	$12,054,796	$12,381,326	$35,858,640	$33,195,200
(Decrease) increase over prior period	$(326,530)		$2,663,440
(Decrease) increase - percentage	(3)%		8%

Total net revenues for the three months ended September 30, 2005 decreased to $12.1 million from $12.4 million for the three months ended September 30, 2004.

Total net revenues for the nine months ended September 30, 2005 increased to $35.9 million from $33.2 million for the nine months ended September 30, 2004.

During the three and nine months ended September 30, 2005, no customer accounted for more than 5% of billed revenue, and one customer accounted for 12.2% of accounts receivable at September 30, 2005. Subsequent to the quarter end, substantially all of the amounts, owed by this customer were collected. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured.  On an ongoing basis we assess the ability of our customers to make required payments.  Based on this assessment, we expect our outstanding receivables to be fully collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the three months ended September 30, 2005 decreased by $100,000, or 0.6%, to $11.3 million from $11.4 million for the three months ended September 30, 2004 as a result of our reported revenue for the three and nine months ended September 30, 2004, which included the recognition of deferred domain name revenue of approximately $1.1 million that was recognized as a result of one of our resellers becoming an accredited registrar and transferring all of its domain names from our tag to its own tag.  The impact of the transfer of these names, which included a large number of multiple year registrations, resulted on our having no future obligations in connection with these names.  As a result, we recognized all deferred revenue previously recorded relating to these names during the quarter ended September 30, 2004.  The customer continues to be a customer of ours, using our OpenHRS platform for its registration needs.

Net revenues from domain name and ancillary services for the nine months ended September 30, 2005 increased by $2.4 million, or 7.9%, to $33.4 million from $31.0 million for the nine months ended September 30, 2004, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation.

During the three months ended September 30, 2005, the number of domain names that we processed increased by approximately 100,000 to approximately 1.0 million new, renewed and transferred-in domain name registrations, compared to the three months ended September 30, 2004. During the nine months ended September 30, 2005, the number of domain names that we processed increased by approximately 200,000 to approximately 3.0 million new, renewed and transferred-in domain name registrations, compared to the nine months ended September 30, 2004.   These increases were due primarily to our continuing to compete aggressively to attract new clients and retain existing customers to protect our current market share and improve our competitive position.  These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability.  We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to approximately 69% for the three months ended September 30, 2005 compared to approximately 65% for the three months ended September 30, 2004.

During the three months ended September 30, 2005, revenue from domain names, including Domain Direct, comprised 86% of total revenue, compared to 87% for the three months ended September 30, 2004. During the three months ended September 30, 2005, revenue from ancillary products comprised 8% of total revenue, compared to 6% for the three months ended September 30, 2004.

During the nine months ended September 30, 2005, revenue from domain names, including Domain Direct, comprised 86% of total revenue, compared to 89% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, revenue from ancillary products comprised 8% of total revenue, compared to 5% for the nine months ended September 30, 2004.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management.  During the three months ended September 30, 2005, the total number of domain names under our management increased by approximately 100,000 to approximately 4.7 million. In addition, as of September 30, 2005 we provided provisioning services to 6 registrars on a monthly basis (6 registrars at September 30, 2004) who use our technical systems to process domain registrations with their accreditation. As of September 30, 2005, we managed approximately 849,000 domain names (approximately 252,000 at September 30, 2004) on their behalf.

Deferred revenue from domain name registrations and ancillary services at September 30, 2005 increased to approximately $37.3 million from approximately $36.6 million at June 30, 2005.

Advertising and other revenue

Advertising and other revenue for the three months ended September 30, 2005 decreased by approximately $256,000, or 26%, to approximately $724,000 compared to approximately $980,000 for the three months ended September 30, 2004.  This decline in revenue was primarily the result of the improved efficiency that users are experiencing as a result of the significant redesign of our software download website that we completed during the second quarter of 2005. While the improved navigability and usability of the website is enabling users to more readily find the software download that best addresses their needs and is resulting in a steadily improving ratio of downloads per visit, it has also enabled users to find their desired download more readily which has resulted in a decrease in the number of searches, the number of times users click on paid placements and the number of times users click on syndicated pay-per-click results. We expect the growth rate for advertising and other revenue to continue to be impacted over the short-term. However, over the long-term we expect that the improved navigability and usability will result in increased traffic to the website, which will generate additional advertising and other revenue that we believe will offset this decline in revenue.

Advertising and other revenue for the nine months ended September 2005 increased by approximately $200,000, or 9%, to approximately $2.4 million compared to approximately $2.2 million for the nine months ended September 30, 2004.  The increase was predominantly the result of growth in advertising revenue from third party advertisers, which was partially offset by a decrease in advertising revenue as a result of the improved efficiency of the redesigned website described above.

During the three months ended September 30, 2005, revenue from advertising and other revenue comprised 6% of total revenue, compared to 8% for the three months ended September 30, 2004. During the nine months ended September 30, 2005, revenue from advertising and other revenue comprised 7% of total revenue, compared to 7% for the nine months ended September 30, 2004.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration and ancillary services, advertising and other revenue and network costs.

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Costs of revenues for ancillary services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided. We have minimal direct cost of revenues associated with our advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of our gross profit of the same amount. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of all our services. Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of our network.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cost of revenues	$7,676,713	$7,654,475	$22,484,530	$20,658,290
Increase over prior period	$22,238		$1,826,240
Increase - percentage	0%		9%
Percentage of net revenues	64%	62%	63%	62%

Cost of revenues for the three months ended September 30, 2005 and the three months ended September 30, 2004 remained flat at approximately $7.7 million primarily as a result of the higher costs attributable to higher volumes of domain registrations and ancillary services and the November 2004 change in nature of the ICANN accreditation fee. Included in the cost of revenues for the three months ended September 30, 2004 is approximately $800,000 of non-cash prepaid cost of goods recorded during the quarter ended September 30, 2004 that arose as a result of one of our resellers, as more fully described under Net Revenue above, becoming an accredited registrar and transferring all of its domain names from our tag to its own tag with the result that we no longer have any future obligations in connection with these names.

Cost of revenues for the nine months ended September 30, 2005 increased by approximately $1.8 million, or 9%, to $22.5 million from $20.7 million for the nine months ended September 30, 2004. The increase was primarily the result of higher costs attributable to higher volumes of domain registrations and ancillary services, and as a result of the November 2004 change in nature of the ICANN accreditation fee. This increase was partly offset by the recognition of the non-cash prepaid cost of goods recorded during the quarter ended September 30, 2004 of approximately $800,000 that arose as a result of one of our resellers, as more fully described under Net Revenue above, becoming an accredited registrar and transferring all of its domain names from our tag to its own tag with the result that we no longer have any future obligations in connection with these names.

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

Prepaid domain registration and ancillary services fees at September 30, 2005 increased by approximately $0.5 million, to approximately $25.4 million from approximately $24.9 million at June 30, 2005.

Cost of revenues includes the costs of network operations. These costs for the three months ended September 30, 2005 increased by $100,000, or 17%, to $400,000 from $300,000 for the three months ended September 30, 2004, primarily as a result of additional bandwidth and people costs, primarily as a result of increased headcount and hours of operation.

Network operations for the nine months ended September 30, 2005 increased by $100,000, or 11%, to $1.0 million from $900,000 for the nine months ended September 30, 2004, primarily as a result of additional people costs, primarily as a result of increased headcount and hours of operation.

The cost of network operations is comprised primarily of communication costs, equipment maintenance, and employee and related costs directly associated with the management and maintenance of the network. We expect communication costs to increase as our network expands geographically and network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs.  These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel.  Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales and marketing	$1,150,674	$1,370,932	$3,669,185	$3,716,192
Decrease over prior period	$(220,258)		$(47,007)
Decrease - percentage	(16)%		(1)%
Percentage of net revenues	10%	11%	10%	11%

Sales and marketing expenses during the three months ended September 30, 2005 decreased by approximately $220,000, or 16%, to approximately $1.2 million compared to approximately $1.4 million during the three months ended September 30, 2004.

The decrease was primarily the result of a decrease in ICANN fees, which decreased by approximately $152,000 due to this expense now being  included under cost of goods sold (as discussed under cost of revenues above).

In addition, personnel costs decreased by approximately $58,000 primarily as a result of no accrual being made for the 2005 at risk incentive compensation plan, or the 2005 At Risk Plan in the three months ended September 30, 2005. Under the 2005 At Risk Plan, the personal and net income performance bonus of each executive officer is paid partially in recognition of an individual’s achievement of established objectives and partially in acknowledgement of our net income performance. During the three months ended September 30, 2004, we recorded a provision of approximately $162,000 in connection with the fiscal 2004 at risk incentive compensation plan, or the 2004 At Risk Plan, as management had assessed that it was more likely than not that we would exceed the performance thresholds that the compensation committee had set for fiscal 2004. No accrual has been recorded for fiscal 2005 as management has determined that at this point in time it is not likely that we will exceed the performance thresholds set by the compensation committee for senior managers and executive officers in our 2005 At Risk Plan.  This decrease was largely offset by incremental personnel costs of approximately $104,000 during the quarter. Travel expenses for the three months ended September30, 2005 decreased by approximately $25,000 as a result of slightly less travel undertaken during the quarter.

Sales and marketing expenses during the nine months ended September 30, 2005 remained flat at approximately $3.7million compared to the nine months ended September 30, 2004. Included in these expenses was increased people costs, including contractors, of approximately $324,000 (includes a cost of approximately $62,000 relating to a severance payment), related to ongoing initiatives to improve customer service, product management and expand our sales reach.  Also included in sales and marketing expenses is an increase of approximately $67,000 primarily related to travel incurred as a result of efforts to extend our sales reach. The increase was partly offset by a decrease in ICANN fees of approximately $438,000, which, effective November 2004, is included under cost of goods sold (as discussed under Cost of Revenues above) and by our not recording an accrual for senior managers and executive officers under the 2005 At Risk Plan.

We believe that sales and marketing expenses will continue to increase, in absolute dollars, as we adjust our marketing programs and sales strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure.  This includes expenses incurred in the research, design and development of technology that we use to register domain names and ancillary services and to distribute our digital content services.  Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development.  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project.  All other costs are expensed as incurred.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Technical operations and development	$1,468,624	$1,107,590	$4,147,467	$3,259,882
Increase over prior period	$361,034		$887,585
Increase - percentage	33%		27%
Percentage of net revenues	12%	9%	12%	10%

Technical operations and development expenses for the three months ended September 30, 2005 increased approximately $361,000, or 33%, to approximately $1.5 million from approximately $1.1 million for the three months ended September 30, 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $310,000 and reflects our ongoing commitment to enhance and extend our OpenSRS platform.  No accrual was included under technical operations and development expenses during the three months ended September 30, 2005 for at risk compensation under the 2005 At Risk Plan compared to approximately $58,000 of at risk compensation under the 2004 At Risk Plan included under technical operations and development expenses during the three months ended September 30, 2004.

The amount of capitalized personnel costs for employees directly related to the application development stage of development projects decreased by approximately $26,000, which contributed to the increase in technical operations and development expenses. Also included in the increase in technical operations and development expenses is an increase of approximately $25,000 primarily related to travel expenses incurred in furthering the integration of our North American development teams.

Technical operations and development expenses for the nine months ended September 30, 2005 increased approximately $888,000, or 27%, to approximately $4.1 million from approximately $3.3 million for the nine months ended September 30, 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $835,000 (includes a cost of approximately $100,000 relating to a severance payment) and reflects our ongoing commitment to enhance and extend our OpenSRS platform.  No accrual was included under technical operations and development expenses during the nine months ended September 30, 2005 for at risk compensation under the 2005 At Risk Plan compared to the approximately $58,000 of at risk compensation under the 2004 At Risk Plan included under technical operations and development expenses during the nine months ended September 30, 2004.

Also included in the increase in technical operations and development expenses is an increase of approximately $55,000 primarily related to travel expenses incurred in furthering the integration of our North American development teams.

The amount of capitalized personnel costs for employees directly related to the application development stage of development projects increased by approximately $2,000, which partly offset the increase in technical operations and development expenses. We expect technical operations and development expenses to increase slightly, in absolute dollars, going forward as our business continues to grow and as we further develop our applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
General and administrative	$820,860	$1,388,421	$3,358,347	$3,295,996
(Decrease) / Increase over prior period	$(567,561)		$62,351
(Decrease) / Increase - percentage	(41)%		2%
Percentage of net revenues	7%	11%	9%	10%

General and administrative expenses for the three months ended September 30, 2005 decreased by approximately $568,000, or 41%, to $821,000 from $1.4 million for the three months ended September 30, 2004.

The decrease in general and administrative expenses resulted from in decreases in people related costs including contract and outside service costs, of approximately $281,000. These decreases were primarily due to no accrual being made for at risk compensation under the 2005 At Risk Plan during the period. During the three months ended September 30, 2004, approximately $286,000 of at risk compensation under the 2004 At Risk Plan was included under general and administrative expenses.

Professional fees accounted for approximately $190,000 of this decrease as costs for advice obtained in connection with the evaluation of cross border corporate structures and the protection of our intellectual property were incurred during three months ended September 30, 2004. In addition, directors and officers liability insurance, investor relations, conferences and seminars and other expenses accounted for an additional $43,000 of the decrease in general and administrative expenses.

These decreases were partially offset by an increase in provision for doubtful accounts of approximately $39,000 and increases in facility costs, business and state taxes and other miscellaneous expenses of approximately $46,000 during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

We also recorded a foreign exchange gain of approximately $294,000 for the three months ended September 30, 2005 compared to approximately $154,000 for the three months ended September 30, 2004.

General and administrative expenses for the nine months ended September 30, 2005 increased by approximately $62,000, or 2%, to $3.4 million from $3.3 million for the nine months ended September 30, 2004.

The increase in general and administrative expenses generally reflects the more sophisticated infrastructure needed to support the constantly evolving needs we experience as the size and scope of our business continues to grow. This resulted in increases in provision for doubtful accounts of approximately $98,000, increases in facility costs of approximately $94,000, and increases in public listing expenses, professional fees, telephone and supplies totaling approximately $97,000 (includes an incremental cost of $95,000 related to an outside management consultant).

These increases were partially offset by decreases in people costs, including contract and outside services of approximately $90,000. These decreases were primarily due to no accrual being made for at risk compensation under the 2005 At Risk Plan during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, approximately $286,000 of at risk compensation under the 2004 At Risk Plan was included under general and administrative expenses.

Directors and officers’ liability insurance, business and state taxes travel and other miscellaneous expenses decreased by a total of approximately $124,000 during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We also recorded a foreign exchange loss of approximately $241,000 for the nine months ended September 30, 2005 compared to a foreign exchange gain of approximately $228,000 for the nine months ended September 30, 2004, reflecting the continued strengthening in the Canadian dollar.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Depreciation of property and equipment	$213,422	$187,158	$732,165	$817,475
Increase (decrease) over prior period	$26,264		$(85,310)
Increase (decrease) - percentage	14%		(10)%
Percentage of net revenues	2%	2%	2%	2%

The increase in depreciation for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to the acquisition of additional computer hardware, purchased to increase production capacity to meet additional customer demands.

The decrease in depreciation for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to certain of our older computer software being fully depreciated and not requiring replacement.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amortization of intangible assets	$59,040	$59,040	$177,120	$98,720
Increase over prior period	$—		$78,400

OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Other income (expenses), net	$122,755	$56,549	$296,859	$136,285
Increase over prior period	$66,206		$160,574

Other income includes net interest income of approximately $123,000 for the three month period ended September 30, 2005 and approximately $56,000 for the three month period ended September 30, 2004, and approximately $297,000 for the nine month period ended September 30, 2005 and approximately $136,000 for the nine month period ended September 30, 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Provision for (recovery of) income taxes	$—	$(150,432)	$(151,975)	$(150,432)

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes was recorded for the three or nine months ended September 30, 2005 and 2004 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, our principal source of liquidity was cash and cash equivalents, including short term investments, of approximately $18.1 million compared to approximately $13.9 million at December 31, 2004.

Net cash provided by operating activities was approximately $2.9 million for the nine months ended September 30, 2005, compared to approximately $3.1 for the nine months ended September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2005 resulted primarily from net income and increases in deferred revenue and accreditation fees payable (representing cash received in advance of provision of the services). These increases were partially offset by an increase in prepaid domain name registry fees and accounts receivable and a decrease in accruals, primarily as a result of at risk compensation accruals and payment of other annual accruals.

Net cash used in investing activities was approximately $8.3 million for the nine months ended September 30, 2005. This was primarily as a result of an increase in short-term investments of approximately $7.7 million and by our purchasing of property and equipment, principally computers and related software of approximately $1.1 million during the nine months ended September 30, 2005 to meet our operational needs.

This was offset by a decrease in restricted cash of approximately $160,000 as a result of a release to us of margin security against forward exchange contracts that had matured during the quarter, as well as a release to us of approximately $400,000 that was held in escrow pursuant to the terms of the Boardtown purchase agreement.

Net cash provided by financing activities was approximately $1.8 million for the nine months ended September 30, 2005.  On August 19, 2005, we sold 401,173 shares of common stock at $0.90 per share in a public offering. On August 31, 2005, the underwriters in the public offering exercised in full their over-allotment option to purchase an additional 2.9 million shares of common stock at $0.90 per share. The public offering resulted in net proceeds, after underwriting, legal, accounting, printing and other costs of approximately $1.6 million. In addition we received proceeds of approximately $252,000 on the exercise of stock options under our employee stock purchase plan.

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

RISK FACTORS

Our business faces significant risks. Some of the following risks relate principally to our business and the industry and statutory and regulatory environment in which we operate. Other risks relate principally to the securities markets and ownership of our stock. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline..

Risks Related to Our Business and Industry

We may not be able to maintain or improve our competitive position, and may be forced to reduce our prices, because of strong competition from other competitive registrars.

Before the introduction of competition into the domain registration industry in 1999, Network Solutions LLC, or Network Solutions, was the only entity authorized by the U.S. government to serve as the registrar for domains in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. In addition to Network Solutions, we face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of October 27, 2005, ICANN had accredited 528 competitive registrars, including our company, to register domains in one or more of the generic top level domains, or gTLD’s, though not all of these accredited registrars are operational. The continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

The market for domain registrations continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position. VeriSign Global Registry Services, or VeriSign, currently charges registrars who use its shared registration system $6 for each registration, which most registrars, including our company, pass on to their customers. Some of our competitors offer registration services at a price level minimally above the registry and the ICANN fees for each domain registered in the.com and.net registry. Other competitors have reduced and may continue to reduce their pricing for domain registrations both for short-term promotions and on a permanent basis. Our competitors have also offered domain registrations free in a bundle of other products, deriving their revenues from other products and services. In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

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

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of .com registrations, the introduction of new gTLDs has contributed to our revenues. We do not currently anticipate the introduction of any additional commercial gTLDs in the near future that would materially affect our revenues. As a result, in order to grow our revenues, we need to increase sales of existing gTLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Our business and results of operations could be materially adversely affected if the market for existing gTLDs does not develop, additional new top level domains are not introduced or if substantial numbers of our customers turn to other registrars for their registration needs.

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

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by:

•  international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arm’s-length related party transfer pricing policies or the validity of our contemporaneous documentation. Currently, we are undergoing a transfer pricing audit by the Canada Revenue Agency with respect to our 2000 and 2001 taxation years.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

Risks Related to our Stock

We do not intend to declare dividends on our common stock in the foreseeable future.

We anticipate that for the foreseeable future, our earnings, if any, will be retained for use in the business and that no cash dividends will be paid on our common stock. Declaration of dividends on our common stock will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions

We are controlled by a limited number of principal shareholders, which may limit your ability to influence corporate matters.

As of September 30, 2005, our five principal shareholders beneficially own approximately 39% of our shares of common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our share price is volatile, which may make it difficult for shareholders to sell their shares of common stock when they want to, at an attractive price.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America.  Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of its short-term investments, we have concluded that there is no material interest rate risk exposure at September 30, 2005.

Although we have a functional currency of U.S. dollars, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We will continue to regularly assess if we should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to US dollar transaction exposures.  We do not use forward contracts for trading purposes.

Foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as we have not complied with the documentation requirements. In prior periods, we have accounted for the fair value of the derivative instruments within the consolidated balance sheets as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the foreign exchange forward contracts for the nine months ended September 30, 2005 was a net gain of approximately $183,000, and for the nine months ended September 30, 2004, the impact was a net gain of approximately $189,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2005. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant.  Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2005.  The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2005 of approximately $320,000.  There can be no assurances that the above projected exchange rate decrease will materialize.  Fluctuations of exchange rates are beyond our control.  We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks.  There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.           Exhibits

(a)  Exhibits.

Exhibit No.	Description

10.1

Registrar Accreditation Agreement effective as of June 25, 2005 by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with the registration statement on Form S-1 of Tucows Inc. (File No. 333-125843)).

10.2

Consulting Agreement, dated as of February 1, 2005, between Tucows.com Co. and Eugene Fiume (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on September 27, 2005)

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

Date: November 10, 2005	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Registrar Accreditation Agreement effective as of June 25, 2005 by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with the registration statement on Form S-1 of Tucows Inc. (File No. 333-125843)).

10.2

Consulting Agreement, dated as of February 1, 2005, between Tucows.com Co. and Eugene Fiume (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on September 27, 2005)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification