Form 10-K
period 2005-12-31
TUCOWS INC /PA/
filed 2006-03-17
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Registrant’s telephone number, including area code: (416) 535-0123
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes  ☐ No  ☒

As of June 30, 2005 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $42.8 million. Such aggregate market value was computed by reference to the closing sale price per share of $1.01 as reported on the OTC Bulletin Board maintained by Nasdaq on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 16, 2006 was 72,004,397.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Tucows Inc. to be used in connection with its 2006 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2005

Information Concerning Forward-Looking Statements

This Report on Form 10-K contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our expectations regarding our acquisition of the assets of Critical Path, Inc.; our expectations regarding the cost of compliance with Sarbanes-Oxley and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

Our ability to continue to generate sufficient working capital to meet our operating requirements;

Our ability to maintain a good working relationship with our vendors and customers

The ability of vendors to continue to supply our needs;

Actions by our competitors;

Our ability to achieve gross profit margins at which we can be profitable;

Our ability to attract and retain qualified personnel in our business;

Our ability to effectively manage our business;

Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

Pending or new litigation; and

Factors set forth herein under the caption “Item 1A Risk Factors”.

This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

PART I

ITEM 1.                BUSINESS

Overview

We provide Internet services and downloadable software through a global distribution network of more than 6,000 customers. Our customers or Service Providers are primarily web hosting companies, ISPs and providers of other services over the Internet. These Service Providers are located in more than 100 countries. We are an accredited registrar with ICANN and generate revenue primarily through the provision of domain registration and other Internet services to Service Providers who offer such services to their own customers in a process known as wholesale distribution. We were in the first group of 34 registrars accredited by ICANN in 1999. As of February 28, 2006, the number of registrars accredited by ICANN is 574. ICANN maintains a list of accredited registrars at www.icann.org /registrars/accredited-list.html.

We are also a primary supplier of hosted messaging services, where we provide access to and host email and personal information management, such as calendar and contacts for enterprises and for certain services, consumers. Customers of our messaging services pay on a subscription basis for the services they choose to access.

Our goal is to strengthen our position as a supplier of Internet services to Service Providers. We believe that the market for Internet services will continue to grow and that our existing relationships provide us with an opportunity to expand our platform. We intend to expand the services we offer and increase our Service Provider relationships. Our goal is to implement this strategy while maintaining our high level of customer service and support.

Our Service Providers typically provide their customers, the end-users of the Internet, with a critical component to enable the customer’s use of the Internet. The Service Providers have a very high level of interaction with such end-users, who are typically individuals and businesses ranging from small businesses to large corporations. When a Service Provider has secured an end-user as a customer in one area of specialty, it has an opportunity to provide this customer with additional services. We believe that end-users will first contact their current Service Providers when they seek to purchase additional services. Since 1999, we have continued to expand our network of Service Providers and the Internet services we offer. These services currently include domain name registrations, digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services, blogware and website building tools. We plan to continue to introduce additional Internet services in the future.

We primarily distribute our services to Service Providers using our open shared reseller system platform, or OpenSRS. OpenSRS provides a back-end infrastructure, complete with interfaces that Service Providers use to provision services, either for their own use or for end-users, while acting as a wholesale distributor. We believe that our wholesale offerings enable our Service Providers to focus on customer acquisition and retention while still being able to enhance per customer revenue by offering additional services along with their core services.

Although we primarily provide Internet Services for wholesale distribution by Service Providers, other registrars who do not want to incur the costs and complexities of building and maintaining their domain registration and management systems can utilize our open hosted registrar system platform, or OpenHRS. OpenHRS enables the Service Provider to provide domain registration and other services to their end-users.

In addition to generating revenue through the provision of domain registration and other Internet services, we generate advertising and other revenue through our website, www.tucows.com, which has the primary function of providing software for download. Advertising revenue is generated from third-party advertisers and from software developers who rely on us as an important source of distribution for our shareware, freeware and online services. Software developers use the Author Resource Center, or ARC, to submit their products for inclusion in our libraries and to purchase promotional placement of their software in the library categories, as well as other promotional services on a cost-per-click or flat rate basis. The libraries are available to end-users around the world via our own Internet facilities and via a global network of Internet service companies who elect to mirror our software libraries locally. We also generate revenue from companies who contract with us to provide them with co-branded content.

Recent Developments

On January 3, 2006 we completed the acquisition of substantially all of Critical Path’s hosted messaging assets for up to $8.0 million in cash plus the assumption of some related contractual liabilities. We will maintain the existing hosted messaging data centers in Denver, Colorado and London, England. We believe that with this acquisition we become a leader in hosted email, especially hosted email for Internet service providers and web hosting companies and we also anticipate cost savings synergies in network and data center operations, technical support, account management and recruiting.

Industry Background and Analysis

The Internet has emerged as a global medium that enables millions of people to share information, communicate and conduct business electronically. We believe that the growth in the number of Internet users combined with the Internet’s extensive reach has created a powerful channel for conducting commerce, as well as marketing, gathering, consuming and sharing information and ideas. We believe that this growth in Internet use provides significant opportunities for organizations of all types and sizes to improve operational efficiencies and generate additional revenues through the use of Internet channels. We believe that the Internet has also given rise to additional competitive pressures due to shifting supplier and consumer demands, which have become increasingly diversified.

We believe that these pressures are leading organizations to adopt new Internet-based business models, requiring the use of a wide array of applications and services including:

•       access to the Internet;

•       domain registration;

•       high performance web hosting and server hosting facilities;

•       email and other advanced messaging or groupware applications; and

•       electronic commerce enabling applications.

Providers of these applications and services are often Service Providers, which typically operate as:

•       ISPs, which provide end-users with access to the Internet through dial-up, high speed and dedicated subscriber line hook-ups;

•       web hosting companies, which offer corporate customers and individual users hosting of their website on a commercial web server at a unique domain registered to the customer;

•       system and network management providers, which offer high-end server hosting facilities for web based businesses and corporations;

•       domain registration Service Providers, which facilitate domain registrations;

•       telecommunications companies and cable Service Providers;

•       value added Service Providers of internal and external networks, which are typically consultants that assist companies with systems management, application procurement, installation, maintenance and training; and

•       web designers that offer services helping businesses and organizations create and maintain websites.

Service Providers typically provide their customers, the end-users of the Internet, with a critical component to enable their use of the Internet and have a very high level of interaction with such end-user. End-users consist of individuals and businesses ranging from small businesses to large corporations. When a Service Provider has secured an end-user as a customer in one area of specialty, it has an opportunity to provide this customer with additional services. We believe that, in most cases, end-users will contact Service Providers as they are a trusted resource when they seek to learn more about, or to purchase additional, applications and services. We believe that providing a range of applications and services to end-users creates stronger relationships between Service Providers and end-users, increases the costs of switching to another Service Provider and leads to increased revenues per end-user.

As the Internet continues to grow and the number of available applications and services and the complexity of these services continue to increase, we anticipate that the value of our role as distributor will increase. We believe Service Providers will focus primarily on customer acquisition and retention and will find it difficult to continue to identify new profitable services, negotiate supply arrangements and integrate new services into their businesses while maintaining their existing business processes and services. We accordingly believe that our role in the industry will grow in importance as Service Providers seek to outsource these tasks.

Domain Registration Background

The Internet domain registration system is comprised of two principal components: the registry and the registrars. The registry maintains the database that contains the domains registered in the TLDs and their corresponding Internet protocol addresses. Registrars act as intermediaries between the registry and end user individuals and businesses, referred to as registrants, seeking to register domains.

The domain system is organized according to industry custom by levels, so that, for example, in the domain mybrand.com, .com is the TLD and mybrand is the second level domain. TLDs are classified as either generic, known as gTLDs, or country code, known as ccTLDs. The gTLDs that we currently support are .com, .net, .org, .info, .biz and .name and the ccTLD’s are .at (Austria), .be (Belgium), .ca (Canada), .cc (Cocos (Keeling) Islands), .ch (Switzerland), .cn (China), .de (Germany), .fr (France), .it (Italy), .nl (Netherlands), .uk (United Kingdom), .tv (Tuvalu) and .us (United States).

There are approximately 240 different ccTLDs. The Internet Assigned Numbers Authority maintains a list of these ccTLDs at www.iana.org/cctld/cctld-whois.htm. Each registry for country code domains is responsible for maintaining and operating its own database of registered domains. Some country code domains are unrestricted and allow anyone to register their domains on a first-come, first served basis. Others require that prospective registrants have a local presence in the country to be able to register domains in that country. While there have been movements directed at creating uniform domain registration rules and registrar administration guidelines, there is at present no international uniformity. This lack of uniformity increases the complexity and cost associated with being a registrar of the various ccTLDs. We choose which ccTLD’s we will support based on the economic evaluation of market potential and expected costs.

From January 1993 until April 1999, Network Solutions, which was acquired by VeriSign, Inc. in June 2000, was the sole entity authorized by the U.S. government to act as both registrar and registry for domains in the .com, .net and .org gTLDs. In October 1998, the U.S. Department of Commerce called for the formation of a non-profit corporation to oversee the management of the .com, .net and .org domains, and in November 1998 appointed ICANN in this regard. VeriSign, Inc. continues to act as the sole registry for the .com and .net domains, maintaining the files in the shared registration system for these domains and the directory databases and listing these domains and their numerical Internet protocol addresses. We became an ICANN accredited registrar in 1999 and in January 2000, began operation as an ICANN accredited registrar and began to register domains in the ..com, .net and .org domains.

We were in the first group of 34 registrars accredited by ICANN in 1999 and have subsequently established ourselves as a leading wholesale registrar. As of February 28, 2006, there were 574 ICANN accredited registrars.

ICANN’s authority is based upon voluntary compliance by registrants with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the domain registration system.

Registration of Domains

The only way to register and start using a domain name is to use the services of a registrar. To make entries into a registry database, the registrar must undergo a certification process, overseen and regulated by ICANN. Typically the registration, renewal or transfer of a domain is accomplished by using an online submission form provided by a registrar. If the application to register, renew or transfer the domain to a registrar is accepted, the end-user pays a fee to the registrar for the right to use the domain for a set period ranging between one and ten years. ICANN maintains its accreditation requirements which can be found at www.icann.org/registrars/accreditation.htm. The registrar in turn pays a fee to the registry for each registered domain.

When an end-user wants to register a domain, it must first ascertain if the domain is available and then, using the services of an accredited registrar, have that name reserved for its use in the registry.

The process of renewing a domain name is much like registering a new one and is accomplished by the registrant paying the renewal fee that covers a specific period of time.

If a registrant wants to transfer its domain from one accredited registrar to another, this can be done at any time prior to the domain’s expiration by the registrant following the transfer process of the gaining registrar’s transfer policy and paying the requisite fee for a set period, which is generally one year.

Growth in Domain Registrations

Because end-users typically require a domain name to receive, enhance or better personalize their use of new e-business applications and services, it is critical that Service Providers provide domain name registration and related support services. We believe that, despite volatility induced by the economic recession, the market for domain name registrations will continue to trend upward gradually because of the continuing growth of and convergence to the Internet and the development of the domain name registration industry, including the introduction of new gTLDs. We believe that there are three primary growth drivers for the domain registration industry:

•       Trend toward online presence.   We believe that businesses and individuals are increasing their use of the Internet in their operations and daily lives. Ever-smaller businesses are seeing the need for an Internet presence as it is often the first place potential customers go for information. Individuals are setting up blogs, personal webpages and personal email addresses as well as demanding other Internet services that rely on domain names for personalization and ease of navigation.

•       Economic expansion.   We believe that the need for domain registrations is positively correlated with growth in the economy. This is consistent with the observation that new businesses and new product and service introductions require domain registrations.

•       International adoption.   There are still many international markets in which Internet use is not as prevalent as in North America. We expect that many of these markets will continue to increase their Internet adoption to North American levels and beyond. Such growth would lead to a greater demand for domain registrations.

Our Strategy

Our strategy is to strengthen our position as a supplier of Internet services to Service Providers. We intend to:

•       expand Service Provider relationships;

•       take advantage of the greater growth rates in international Internet markets;

•       increase Service Providers’ customer retention and customer acquisition;

•       expand the services we offer by broadening the network of supplier relationships;

•       extend the range of current services; and

•       continue to pursue acquisitions in a disciplined manner.

Expand Service Provider relationships

We intend to continue to leverage our knowledge of the Service Provider market and our brand and reputation to increase our market share and penetration. Our approach to attract Service Providers as customers varies depending on the size and geographic location of the Service Provider. We have account management resources dedicated to large Service Providers, European Service Providers and small Service Providers. As we broaden the services sold, we solidify our relationships which in turn furthers our knowledge and brand strengths.

Take advantage of greater growth rates in international Internet markets

We believe that our business model facilitates an enhanced ability to take advantage of the significantly greater growth rates present in international Internet markets. By enabling and empowering Service Providers and relying on them to deal with the problems located close to the end-users, we remove the need to manage items like local language, local currency, different taxation policies, different national legislation and local methods of payments. This allows us to grow internationally through local Service Providers by supplying them with various services that they can then tailor to local circumstances.

Increase Service Providers’ customer retention and customer acquisition

We believe that by enhancing the usability and reliability of our systems and services, we can improve the end-user experience and create greater usage and end-user satisfaction, thereby positively impacting service renewal rates and new user referrals. By focusing on reducing the complexity of Internet services, we believe we can increase usage. By improving reliability, we believe that we can reduce end-user frustration and take advantage of the high costs and inertia associated with changing ISPs.

Expand the services we offer by broadening the network of supplier relationships

Our network of suppliers provides access to new services and service developments. We will continue to broaden our network of suppliers and technology alliances. Our current relationships include GeoTrust, Inc., or GeoTrust, for digital certificates, Critical Path, Inc. for a software license used in our email service, Gozoom.com, Inc. and Panda Software International S.L. for services and software used in our email defense service and Akmin Technologies PVT Ltd. for website building tools. We expect to continue to rely on existing and new suppliers to provide new services and service developments, allowing us to maintain our focus on tailoring such services for Service Providers. We expect to continue to enter into additional supplier relationships as we expand the number of services we offers.

Extend the range of current services

We currently provide Service Providers with domain registration services, email and anti-spam services, digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools. We intend to extend each of these services as follows:

•       Developing domain registration services for new TLDs, both gTLDs and ccTLDs and enhancing our opportunities in the market for expiring domain names, the market for secondary domain names and the market for tools that assist in the management of domain names;

•       Extending our billing and provisioning software to integrate it with new products and services and offer similar functionality in a hosted model. We believe that this tighter integration will increase the ability and efficiency of our Service Providers in adding new Internet services; and

•       Continuing the evolution of our ancillary services. A key component of our long-term strategy is the development and sale of our ancillary services. Revenues from ancillary services have increased to 8% of net revenues for the 2005 fiscal year, from 5% of net revenues for the 2004 fiscal year and 2% of net revenues for the 2003 fiscal year.

Continue to pursue acquisitions in a disciplined manner

In April 2004, we acquired and integrated Boardtown Corporation, a provider of billing, provisioning and customer-care software solutions. The acquisition enhanced our existing Service Provider solutions and added a significant number of Service Provider relationships.

In January 2006, we completed the acquisition of substantially all of Critical Path’s hosted messaging assets, including the customer base, hosted messaging communications infrastructure, and other related assets. We expect the acquisition to significantly expand our presence in the email market. We intend to continue to pursue selective strategic acquisitions that will enhance the functionality of our service offerings and broaden and deepen our Service Provider relationships.

Our Solution for Service Providers

Our solution gives Service Providers the ability to offer a broad range of Internet services to their customers. Typically, offering a broad range of disparate services results in complex business processes for the purposes of:

•       tracking of administration, billing and usage;

•       integrating information and functionality from multiple sources;

•       delivering content, applications and services in a robust, scalable and efficient manner;

•       managing the life-cycle of the subscriber and the service from provisioning through renewal and transfer;

•       ensuring system reliability and redundancy; and

•       providing cost savings over in-house solutions by relieving Service Providers of the expense of acquiring and maintaining hardware and software and the associated administrative burden.

Our strategy is to simplify these complex business processes by providing a solution in which the above needs are addressed outright or in which tools are provided to help the Service Provider manage these complexities. We believe that we have been successful in this strategy and that our Service Providers are better equipped to:

•       focus on their customer acquisition and retention strategies thereby allowing them to provide a higher level of customer service and performance;

•       enhance revenue per customer through offering additional services;

•       avoid the costs and complexities of building in-house systems; and

•       avoid regulatory and other complexity in their businesses through the outsourcing of business processes.

We believe that we can remain successful in simplifying complex business processes because our solution has been developed with the following key criteria in mind:

•       Reliable.   Our software platform has been in operation for many years, is constantly being improved and has a demonstrated performance capability;

•       Scalable.   We enable our Service Providers to offer domains and other easily integrated applications and services to their end-users and believe that this allows Service Providers to benefit from not having to engage in or concern themselves with capacity planning;

•       Ease of Use.   We allow our Service Providers to administer a variety of applications and services from easy to use interfaces;

•       Robust and Flexible.   We enable our Service Providers to offer a variety of applications and services from a range of suppliers and give Service Providers the ability to brand these applications and services themselves;

•       Ease of Innovation and Integration.   We develop our platform recognizing the heterogeneity of Service Providers and their need for customized solutions. We provide multiple methods of interacting with our platform and encourage and support our Service Providers in integrating with their own in-house systems; and

•       Superior Customer Service.   We seek to provide superior customer service by anticipating the technical requirements and business objectives. We also provide our Service Providers with technical advice to help them understand how our applications and services can be customized for their particular needs.

Barriers to Entry and Our Competitive Position

We believe that one of the most difficult aspects of successfully launching an Internet application or service is new user adoption and that the trusted business relationship, coupled with the technical integration we have with our Service Providers, will continue to make us a desirable partner for Internet service suppliers seeking to establish or expand their user base. We have invested over ten years in building deep relationships with our Service Providers and in building a brand intended to stand for trust and reliability. We believe that one of our key competitive advantages is our relationship and reputation with our Service Providers. We believe that our understanding of the Service Provider business has enabled us to earn their trust. This trust and understanding has contributed to our success in establishing and maintaining our network of Service Providers. We believe that our accumulated goodwill is not easily replicated and will continue to give the company a strong competitive advantage over the long term.

Competitive Conditions

The market for Internet services, including domain registrations, messaging, billing software and services, digital certificates, publishing, software and content distribution, and other Internet applications and services, is rapidly evolving and is highly competitive. Our competition may be divided into groups consisting of:

•       domain registrars who market domains primarily on a retail basis, such as Network Solutions, Register.com, Yahoo and GoDaddy, and who compete with Service Providers for end-users;

•       other domain registrars, such as eNom, Inc. and Melbourne IT, who market wholesale private label offerings to Service Providers;

•       providers of billing software and services to telecommunications companies and Service Providers, such as Portal Software and Rodopi;

•       providers of messaging services to Service Providers, such as Google, Microsoft, Postini and Everyone.net ;

•       providers of publishing services to Service Providers, such as Google, Xanga, Microsoft, Six Apart and CM4All; and

•       providers of software downloads and other open source related content, such as CNET.

We expect to continue to experience significant competition from the companies identified above, and, as our business develops and we compete in an increasingly broad range of Internet services, we expect to encounter competition from other providers of Internet services. Service Providers, Internet portals, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their service offerings to include outsourced domain registrations and other Internet applications and service solutions.

We believe that the primary competitive factors in our domain registration and downloadable software distribution businesses are:

•       providing superior customer service by anticipating the technical requirements and business objectives of the Service Providers and providing them with technical advice to help them understand how our applications and services can be customized for their particular needs;

•       providing cost savings over in-house solutions by relieving Service Providers of the expense of acquiring and maintaining hardware and software and the associated administrative burden;

•       providing greater functionality and access to Internet applications and services, which in turn enables Service Providers to choose the application that best suit their end-users’ needs;

•       enabling Service Providers to better manage their relationships with their end-users;

•       facilitating scalability through an infrastructure designed to support millions of transactions across millions of end-users; and

•       our technology and infrastructure, consisting of advanced software and hardware that allows Service Providers to provide Internet services to their customers without having to make substantial investments in their own software or hardware.

Although we encounter pricing pressure in many markets in which we compete, we believe the effects of that pressure are mitigated by the fact that we deliver Service Providers a high degree of value through our business support practices and financial and technical integration. We believe our status as a trusted supplier also allows us to mitigate the effects of this type of competition. We believe that the long-term relationships we have made with many Service Providers results in a sense of certainty that would not be available to the Service Provider through a competitor.

Customer Service

We seek to provide superior customer service by anticipating the technical requirements and business objectives of our Service Providers, such as customizable management of renewal processes, streamlining the process of adding additional services and providing solutions for dealing with the added administrative complexity of offering multiple services. We also provide our Service Providers with technical advice to help them understand how our applications and services can be customized for their particular needs. Service Providers may contact us by email or through our toll-free telephone number. An extensive library of frequently asked questions and answers is made available to all Service Providers through our website.

Our customer service team consists of trained technicians who draw on expertise throughout the organization to provide support in many languages and for an array of unique issues. These staff members handle general inquiries, investigate the status of orders and payments and answer technical questions about our applications and services. In response to customer inquiries, customer service representatives monitor site and network operations, refer complex problems to technical teams for resolution and make recommendations for future enhancements.

We pride ourselves on having developed a culture of customer service that pervades our entire organization. This can be attributed to the fact that we have always encouraged and provided easy means for our customers and resellers to communicate with anyone in the organization, as well as with each other. These communication avenues are monitored and utilized not only by support functions but also by our management.

We also use our own online discussion forums to communicate with our Service Providers. These forums have been used to discuss:

•       suggestions or feedback on new features;

•       marketing promotions; and

•       domain policy positions.

These forums are open to the public, which increases the level of scrutiny we face and the standard to which we are held. We believe that this, in turn, produces credibility with Service Providers. Problems that are raised are often solved by other Service Providers who have faced similar situations. This greatly increases the speed and breadth of responses the Service Provider is able to receive in a cost effective manner.

Customers

For the years ended December 31, 2005, 2004 and 2003, no single customer represented more than 10% of revenues.

Products and Services

We offer our services to our network of Service Providers and directly to end-users. Our principal applications and services fall under two broad headings: Domain Registration and Ancillary Services, and Advertising and Other Services.

Domain Registration and Ancillary Services

Domain registration services

Domain Registration Services encompass all of our offerings related to the provisioning of domains, including the markets for expiring and secondary domain names. We offer wholesale and retail domain registration services for numerous gTLDs and ccTLDs. Key components of our domain registration services include:

•       Wholesale Domain Services.   Tucows’ wholesale service is designed to enable Service Providers to register domains for their end-users using Tucows gTLD and ccTLD accreditations. Pricing is based on a per domain, per year charge. Tucows imposes no restrictions on the prices charged by Service Providers to their customers and offers this service through its OpenSRS Platform.

•       Hosted Registrar Services.   Hosted Registrar Services allow ICANN accredited registrars to use Tucows’ technical systems to process domain registrations with their accreditation. Hosted registrar services enable registrars to use a proven system without incurring the costs of building their own technical infrastructure. Hosted registrar services also include professional service elements, including custom development, data management and systems administration. This service is offered through Tucows’ OpenHRS platform and is offered as a fee-based service.

•       Domain Direct.   Tucows offers retail domain registration through Domain Direct at www.domaindirect.com. These services are designed to enable consumers to establish an Internet presence using Domain Direct’s control panel, which includes tools for domain registration, personalized email addresses, domain forwarding, domain marketing, blogware and web hosting that allow customers to register, develop, use and manage their websites.

Ancillary Services

Ancillary services include email and anti-spam services, digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools. We offer these services to our Service Providers on a private label basis so that they may use their brands in selling Internet services to their end-users.

•       Messaging Email.   Our email service is a hosted service that provides email boxes that support post office protocol, or POP, Internet message access protocol, or IMAP, simple mail transfer protocol, or SMTP, and web-mail as methods of access and communication. Web-mail includes support for groupware functionality including shared calendaring, tasks, notes and email boxes. An email forwarding service is also provided.

•       Anti-Spam.   Our email defense anti-spam service is a Tucows hosted service that provides spam, virus, content and attachment filtering, as well as Denial of Service, or DoS, attack prevention.

•       Digital Certificate Delivery.   Digital certificates are required to facilitate any online transaction or exchange of sensitive information in a secure fashion. We have a partnership with GeoTrust to provide Service Providers with the ability to sell an array of digital certificates, also known as Secure Socket Layer, or SSL, certificates. Digital certificates consist of a public key and a private key. The public key is used to encrypt information and the private key is used to decipher it, a process that is known as an SSL handshake. Digital certificates are issued using identity verification procedures and, in combination with the trusted third-party infrastructure standard in the Internet industry, are used to enable secure electronic transactions and to otherwise verify online identities. This occurs when a browser points to a secured domain; an SSL handshake authenticates the server and the client and establishes an encryption method and a unique session key. They can then begin a secure session that guarantees message privacy and message integrity.

•       Billing Services, Billing, Provisioning and Customer Care Solutions.

•        Platypus Billing System, or Platypus, is a complete turnkey back-office solution for ISPs, Application Service Providers, or ASPs, web hosting companies and other companies that provide Internet services. Platypus handles billing, service provisioning, and customer account management. Web tools are provided so that customers can manage their customer accounts online.

•        Wombat Help Desk System is a Platypus integrated Help Desk solution that provides total accountability for customer care needs. Wombat automatically routes, tracks and maintains customer care email and phone calls for optimal service desk performance.

•        The Tucows Printing Service is an outsourced statement printing service offering Platypus Billing System customers’ statement printing, folding, stuffing and postage metering services.

•        Blogware.   Blogware is a proprietary hosted weblog content management system that makes it easy for end users to share information, photographs and other interactive content online via their website. We believe that Blogware is the only hosted blog or weblog content management system that was built exclusively for Service Providers and that takes into account their specific needs, including the ability to brand the service, to create and administer trials of the service and to manage and administer the service across their customer bases. We manage the entire Blogware service and provisioning infrastructure, as well as ongoing application development on an outsourced basis.

•        Website Builder.   Our website builder tool enables end-users to create a website using an easy to use template based tool. We manage the infrastructure allowing Service Providers to present a private label product to their end-user customers without the development effort or overhead expenses that would be required to design and manage such a service on their own.

Advertising and Other Services

Advertising and other services include revenues attributable to our content business. We generate revenue directly from users of its website through selling advertising through the following channels:

•       Direct advertising on our website.   Our website, www.tucows.com, is designed to provide customers with fast access to our extensive libraries of software and digital content and to provide them with help and information on using the Internet. We provide users with software for numerous platforms including Windows, Macintosh, Linux, personal digital assistants, mobile/cellular and online services. The main libraries contain a total of over 40,000 titles. Our staff checks each title for spyware and viruses. We provide a public forum where individuals can review or comment on the software products. Most titles are rated on a scale of one to five, five being the highest rating. Revenue is produced from our website through advertising and co-branding agreements. We do not generally enter into barter advertising agreements.

•       Pay-per-click for content and search.   We offer pay-per-click advertising on both the pages of our website and search result pages. When a user performs a search of our site, the user is presented with paid search results along with results directly from our website. Every time a user selects one of the paid-search results, we are paid a portion of the revenue collected by the search result provider. The search result provider is paid on a per-click basis by the advertiser.

•       Our Author Resource Center.   ARC provides software developers who rely on us as a primary source of distribution with the tools to manage and promote their software on our website through advertising services, including keyword search placements, banners, promotional placements and premium data services to our large, technologically sophisticated audience. The advertising sales business model is based on both the cost charged to send a message to 1,000 receivers, or a cost-per-thousand, variable, and the cost charged when a user clicks on the advertisement, or a cost-per-click through, variable.

Technology and Infrastructure

We employ advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary platform for the offering of our services. Our provisioning infrastructure is a technical infrastructure that allows Service Providers to provide Internet services to their customers without having to make substantial investments in their own software or hardware. In 2000, our provisioning infrastructure was used primarily to provide domain registration services. Since then, a number of significant enhancements and architectural changes have been made to the infrastructure and its capabilities have been extended to the provisioning of additional Internet services as previously discussed.

The key components of our provisioning infrastructure are as follows:

•       Our OpenSRS Platform.   This platform acts as an interface between Service Providers, the Service Providers’ customers, third-party suppliers and our administration. Service Providers use the platform to provision services and recall and edit data with respect to already-provisioned services. To the extent permitted by the Service Providers’ business and technical infrastructure, the Service Providers’ customers can use the platform directly to manage their Internet services in an automated fashion. This includes the ability to add, delete, change and transfer domains. Third-party suppliers may have their services added to our OpenSRS platform at our discretion and only after a business evaluation has taken place. Our administrative staff use the OpenSRS platform to support Service Providers and their customers by accessing and, if appropriate, editing data about the provisioned services.

•       Service Providers and end-users communicate with OpenSRS by any of the following means:

•       Web Interfaces.   The OpenSRS Platform has web interfaces that allow Service Providers, end-users and our employees to access the OpenSRS platform from anywhere, at any time, in a secure fashion. The web interfaces, while unbranded, cannot be branded or otherwise customized.

•       Application Programming Interfaces, or APIs.   The OpenSRS Platform has been designed to be rich in APIs. The APIs allow Service Providers to write software or web-based applications that perform at least substantially the same functions as would otherwise be available through the web interfaces, and often times with greater functionality. This in essence is how Service Providers “brand” or “private-label” our services. The existence of APIs empower Service Providers to write their own applications and fully integrate the provisioning of our services with the other services they provide on their website. APIs also enable the Service Providers to create a web interface for their customers in which the management of our services is seamlessly integrated with the management of services that they provide.

•       Open Source Client Code.   For Service Providers that do not want to write their own software or web-based applications using the APIs, we provide a set of written instructions, or Client Code, that Service Providers can install on their web servers to enable them to provision our services to their customers. Use of the Client Code is an efficient means of provisioning our services and the fact that it is open source gives the Service Provider flexibility in integrating and customizing the environment in which the services are provisioned and managed. Use of either the APIs or the Client Code for the provisioning of services allows the Service Provider to fully preserve their brand.

•       Our OpenHRS Platform.   We provide a hosted application to registrars that allows them to register domains using their own accreditation. This hosted application has been built using OpenSRS technology and is desirable for registrars because it relieves them of the burden of developing and maintaining their own domain registration infrastructure. Further, the OpenSRS infrastructure, upon which OpenHRS has been built, has already been tested through use in high demand, real-world environments. This is a fee-based service, whereas OpenSRS is a transaction-based service.

Downloadable Software Distribution Network Architecture

We manage an extensive network for distributing software and other digital content using proprietary software and standard hardware. The key elements of the accelerated content delivery network include central servers that we own and servers owned by Service Providers located at their facilities. Bandwidth and update times are minimized by utilizing mirroring software that sends compressed and incremental updates to local Service Providers and affiliates, which results in Service Providers’ mirror sites being able to keep their libraries more current and provide customers with fresher content. Files are distributed among the mirror sites based on several proprietary algorithms that allow us to manage and host more files than could be maintained at any one location.

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

ICANN’s authority is based upon voluntary compliance with its consensus policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the domain name registration system. On December 1, 1999, ICANN’s first substantive policy, the Uniform Domain Name Dispute Resolution Policy, became effective. This dispute resolution policy was created to address the problem of cybersquatting, or registering the trademark of another as a domain name with the intent to wrongfully profit from the goodwill in that name created by the trademark holder. As ICANN creates additional policies governing the domain name registration system, we will be affected by these policies.

Additionally, there have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims, and dispute resolution policies relating to the registration of domain names. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

•       Our standard registration agreement requires that each registrant indemnify, defend and hold us harmless for any dispute arising from the registration or use of a domain name registered in that person’s name; and

•       Since December 1, 1999, we have required our Service Providers to ensure that all registrants are bound to the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

Despite these precautions, we cannot assure you that our indemnity and dispute resolution policies will be sufficient to protect us against claims asserted by various third parties, including claims of trademark infringement and unfair competition.

New laws or regulations concerning domain names and domain name registrars may be adopted at any time. Our responses to uncertainty in the industry or new regulations could increase our costs or prevent us from delivering our domain name registration services over the Internet, which could delay growth in demand for our services and limit the growth of our revenues. New and existing laws may cover issues such as:

•       pricing controls;

•       the creation of additional generic top level domains and country code domains;

•       consumer protection;

•       cross-border domain name registrations;

•       trademark, copyright and patent infringement;

•       domain name dispute resolution; and

•       other claims based on the nature of content of domain names and domain name registration.

In November 1999, the Anticybersquatting Consumer Protection Act, or the ACPA, was enacted by the United States government. This law seeks to curtail a practice commonly known in the domain name registration industry as cybersquatting. A cybersquatter is generally defined in the ACPA as one who registers a domain name that is identical or similar to another party’s trademark, or the name of another living person, with the bad faith intent to profit from use of the domain name. The ACPA states that registrars may not be held liable for registration or maintenance of a domain name for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain name. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the ACPA. For example, if there is litigation involving a domain name, the registrar is required to deposit a certificate representing the domain name registration with the court. If we are held liable under the ACPA, any liability could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

We believe that we are well positioned in the content services and domain registration markets in part due to our highly recognized “Tucows” brand. Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our brand name and technology. We rely on a combination of trademark, trade secret and copyright laws, as well as contractual restrictions, to protect our intellectual property rights. These legal protections cannot guarantee protection of our intellectual property. Despite precautions, third parties could obtain and use our intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving, and the laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States and Canada.

We have registered the Tucows trademark in the United States, Canada and the European Union and will seek to register additional service marks and trademarks as appropriate.

We seek to limit disclosure of our intellectual property by requiring all employees and consultants with access to our proprietary information to execute confidentiality, non-disclosure and work-for-hire agreements. All of our employees are required to execute confidentiality and non-use agreements, which provide that any rights they may have in copyrightable works or patentable technologies accrue to us. Before entering into discussions with potential content providers and network partners about our business and technologies, we require these parties to enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement containing the parties’ rights and obligations include provisions for the protection of its intellectual property rights.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or will be made available. We also expect to license proprietary rights such as trademarks or copyrighted material to network partners during planned national and international expansion.

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, our websites may experience reduced user traffic. For example, our experience shows that new user registrations and site usage declines during the summer months and around the year-end holidays. Seasonality may also affect advertising and affiliate performance that could affect the performance of its websites. These seasonal effects could cause fluctuations in our financial results as well as our performance statistics reported and measured by leading Internet audience measurement services such as Media Metrix, Inc.

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

Employees

We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. As of December 31, 2005, we had approximately 160 full time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth specific information regarding our executive officers as of March 16, 2006.

Name	Age	Position(s)
Elliot Noss	43	President and Chief Executive Officer
Michael Cooperman	54	Chief Financial Officer
David Woroch	43	Vice President, Sales
Alain Chesnais	49	Vice President, Product Development
Judith Fields	45	Vice President, Operations
Carla Goertz	48	Vice President, Human Resources

Elliot Noss has served as our president and chief executive officer since May 1999 and served as vice president of corporate services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

Michael Cooperman has served as our chief financial officer since January 2000. From October 1997 to September 1999, Mr. Cooperman was the chief executive officer of Archer Enterprise Systems Inc., a developer of sales force automation software.

David Woroch has served as our vice president, sales since July 2001. From March 2000 to July 2001, Mr. Woroch served as our director of sales for North America. Before joining us, Mr. Woroch spent 13 years at IBM Canada in a variety of roles including sales, marketing, finance and strategic planning.

Alain Chesnais has served as our vice president, product development since July 2005. Before joining us, Mr . Chesnais held the position of director of software development programs at ATI Technologies Inc from April 2004 to July 2005. He held the position of vice president of engineering at TrueSpectra during the period of June 2000 to November 2003 and from May 1993 to June 2000; he held the position of director of engineering at Alias/Wavefront/TDI.

Judith Fields has served as our vice president, operations since July 2005. Prior to her promotion in July 2005 Ms. Fields held the position as our director of business systems since 2000. Prior to joining us Ms. Fields work for Loblaws Companies Limited from 1985 until 1999 were she held a variety of senior roles in both Information Services and Business Systems Development.

Carla Goertz has served as our vice president, human resources since August 2005. Before joining us Ms. Goertz held the position of director human resources at TechData Canada from April 2004 to July 2005. From November 2001 to July 2003 she held the position of vice president of human resources and administration for Castek Inc. Prior to joining Castek Inc. she held the role of vice president human resources at Systems Xcellence Inc.

The executive officers are elected or appointed by our board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Investor Information

Our web site address is www.tucowsinc.com. We make available through our web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

The information on the web site listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

We were incorporated in the Commonwealth of Pennsylvania in November 1992. Our executive offices are located at 96 Mowat Avenue, Toronto, Ontario, Canada M6K 3M1. Our telephone number is (416) 535-0123.

ITEM 1A.        RISK FACTORS

Our business faces significant risks. Some of the following risks relate principally to our business and the industry and statutory and regulatory environment in which we operate. Other risks relate principally to the securities markets and ownership of our stock. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We may not be able to maintain or improve our competitive position and may be forced to reduce our prices because of strong competition from other competitive registrars.

Before the introduction of competition into the domain registration industry in 1999, Network Solutions LLC, or Network Solutions, was the only entity authorized by the U.S. government to serve as the registrar for domains in the .com, .net and .org domains. This position allowed Network Solutions to develop a substantial customer base, which gives it advantages in securing customer renewals and in developing and marketing ancillary products and services. In addition to Network Solutions, we face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of February 28, 2006, ICANN had accredited 574 competitive registrars, including our company, to register domains in one or more of the generic top-level domains, or gTLD’s, though not all of these accredited registrars are operational. The continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

The market for domain registrations continues to be extremely competitive as participants strive to protect their current market share and improve their competitive position. VeriSign Global Registry Services, or VeriSign, currently charges registrars who use its shared registration system $6 for each registration, which most registrars, including our company, pass on to their customers. Some of our competitors offer registration services at a price level minimally above the registry and the ICANN fees for each domain registered in the .com and .net registry. Other competitors have reduced and may continue to reduce their pricing for domain registrations both for short-term promotions and on a permanent basis. Our competitors have also offered domain registrations free in a bundle of other products, deriving their revenues from other products and services. In addition, some of these competitors have experienced a significant increase in their registrations, suggesting that customers are becoming more price sensitive.

As our business model is premised upon selling multiple services through our Service Providers, we have competed aggressively to attract new clients and retain existing customers. As a result of these actions, our average selling prices have fallen and we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our core domain registration and related products and services. The decline in our average selling price has partially offset the impact of increased transaction volume on our revenue and profitability. The likelihood of further declines in our selling price will increase if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers. Since our strategy is to expand the services we provide our customers, if we are unable to maintain our domain registrations, our ability to expand our business may be adversely effected.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have an impact upon our profits.

Each registry typically imposes a fee in association with the registration of each domain. For example, at present, the VeriSign registry charges a $6 fee. ICANN charges a $0.25 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. Any increase in these fees must either be included in the prices we charge to our Service Providers or it must be imposed as a surcharge. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

If we are unable to improve our sales of existing TLDs, improve our renewal rate or generate alternate revenue streams, our business, financial condition and results of operations could be materially adversely affected.

Although the overall number of registrations in each new gTLD that has been launched has been significantly lower than the number of .com registrations, the introduction of new gTLDs and ccTLDs have contributed to our revenues. We expect to launch the mobi gTLD and the .eu CCTLD in the near future but have no way to assess the contribution that any such incremental sales will generate. However, in order to grow our revenues, we need to increase sales of existing TLDs, renewals, transfers or other products and services in lieu of the opportunities that were presented by the new gTLDs in 2001 and early 2002. Our business and results of operations could be materially adversely affected if the market for existing TLDs does not develop, if additional new top-level domains are not introduced or if substantial numbers of our customers turn to other registrars for their registration needs.

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

As part of our diversification strategy, we recently acquired the hosted messaging business of a leading email services providers. The acquisition expands our presence in the email market but also increases our exposure in this volatile business. As we integrate the new business into our existing operations, a number of factors are likely to contribute to fluctuations in our operating results; these include:

•       the demand for outsourced messaging services;

•       our ability to attract and retain customers and provide customer satisfaction;

•       the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technological changes in the messaging market;

•       the budgeting and payment cycles of our existing and potential customers;

•       the amount and timing of operating costs and capital expenditures relating to expansion of the messaging business; and

•       the introduction of new or enhanced services by competitors.

In order to succeed in the hosted messaging business, our email product must remain competitive. We believe that some of the competitive factors affecting the market for hosted messaging services include:

•       breadth of platform features and functionality of our offering and the sophistication and innovation of our competitors;

•       scalability, reliability, performance and ease of expansion and upgrade;

•       ease of integration with customers’ existing systems; and

•       flexibility to enable customers to manage certain aspects of their systems and leverage outsourced services in other cases when resources , costs and time to market reasons favor an outsourced offering.

We believe competition will continue to be strong and further increase as our market attracts new competition, current competitors aggressively pursue customers, increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential customers have longer operating histories, larger customer bases, greater brand recognition in the business and greater financial, marketing and other resources than we do. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their product offerings and provide time for new competition to develop and market messaging services. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our financial results to decline.

If we are unable to maintain our relationships with our customers, our revenue may decline.

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

With respect to our hosted messaging product, we rely on a limited number of customers for a high percentage of our revenues. The loss of one or several of these major customers, whether through termination of agreement, acquisition or bankruptcy, could have a significant impact on our revenues. Our agreements with our email customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

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

We currently license many third party technologies and may need to license further technologies which could delay and increase the cost of product and service developments

We currently license certain technologies from third parties and incorporate them into certain of our products and services including email, anti-spam, anti-virus and web site publishing tools. The internet services market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license necessary solutions, we may have to devote our resources to development of such technologies which could delay and increase the cost of product and service developments overall.

In addition, we may fail to successfully integrate licensed technology into our services. These third party licenses may expose us to increased risks, including risks related to the integration of new technology and potential intellectual property infringement claims. In addition, an inability to obtain needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could hinder our ability to attract and retain customers and cause our business and operating results to suffer.

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

•       failure to effectively integrate the acquired technology or company into our business;

•       the loss of key employees from either our current business or the acquired business; and

•       assumption of significant liabilities of the acquired company.

•       In addition, your holdings in our company will be diluted if we issue equity securities in connection with any acquisition or arrangement.

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

There have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims and dispute resolution policies relating to the registration of domains. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

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

An example of legislation passed in response to novel intellectual property concerns created by the Internet is the Anti-Cybersquatting Consumer Protection Act or ACPA enacted by the United States government in November 1999. This law seeks to curtail a practice commonly known in the domain registration industry as cybersquatting. A cybersquatter is generally defined in the ACPA as one who registers a domain that is identical or similar to another party’s trademark, or the name of another living person, with the bad faith intent to profit from use of the domain. The ACPA states that registrars may not be held liable for registration or maintenance of a domain for another person absent a showing of the registrar’s bad faith intent to profit from the use of the domain. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the ACPA. For example, if there is litigation involving a domain, the registrar is required to deposit a certificate representing the domain registration with the court. If we are held liable under the ACPA, any liability could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on, and our independent auditors to attest to, our internal controls over financial reporting as of December 31, 2007, as currently required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). While we believe our internal control over financial reporting is effective and are currently planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to comply with the requirements of Section 404 of Sarbanes-Oxley by December 31, 2007. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to assert that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price. In addition, it could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, although the SEC’s Advisory Committee on Smaller Public Companies (Advisory Committee”) has published for public comment an exposure draft of their final report and proposed recommendations in which reduced requirements under Section 404 of Sarbanes-Oxley for non-accelerated filers such as ourselves are contemplated, no changes to the current requirements have been formally proposed nor is there any assurance that the Commission will propose or adopt such changes for any companies including non-accelerated filers. Should the Commission not adopt the changes recommended by the Advisory Committee, we anticipate that our costs relating to Sarbanes-Oxley will increase and become significant in future periods.

New accounting pronouncements may require us to change the way in which we account for our operational or business activities.

The Financial Accounting Standards Board, FASB, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, in fiscal 2006, FASB will require us to expense the fair value of stock options, resulting in increased expenses in our income statement and a reduction of our net income and earnings per share. The impact of applying a fair value method of accounting for stock options on a pro-forma basis in accordance with SFAS No. 123, the impact of which may be different than SFAS No. 123R, is disclosed in Note 2 to the audited consolidated financial statements.

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

As of December 31, 2005, our four principal shareholders beneficially own approximately 34% of our shares of common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

The stock market in general, and the market for Internet-related companies in particularr, including our company, has experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our shares of common stock to drop, regardless of our performance.

Future sales of shares of common stock by our existing shareholders could cause our share price to fall.

If our shareholders sell substantial amounts of shares of common stock in the public market, the market price of the shares of common stock could fall. The perception among investors that these sales will occur could also produce this effect.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2011. We also maintain offices of approximately 5,000 square feet in Flint, Michigan, and approximately 4,000 square feet in Starkville, Mississippi.

Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, Denver, Colorado and London, England.

ITEM 3.                LEGAL PROCEEDINGS

We are involved in various investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in our opinion will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American Stock Exchange under the symbol “TCX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2004	March 31, 2004	0.76	0.41
	June 30, 2004	0.86	0.54
	September 30, 2004	0.63	0.45
	December 31, 2004	0.79	0.47
2005	March 31, 2005	1.23	0.67
	June 30, 2005	1.01	0.80
	September 30, 2005	1.16	0.89
	December 31, 2005	0.97	0.78

We were listed on the OTC Bulletin Board maintained by Nasdaq under the symbol “TCOW” through August 17, 2005. Our common stock began trading on the American Stock Exchange on August 18, 2005.

As of March 15, 2006, Tucows had 276 shareholders of record, which excludes shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K, but have been previously filed with the SEC.

The historical data is only a summary, and you should read it with our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$48,517	$44,717	$37,195	$37,046	$31,590
Expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,645	27,566	22,990	23,108	21,106
Sales and marketing	4,855	5,068	3,850	3,771	6,380
Technical operations and development	5,628	4,549	3,935	3,726	5,053
General and administrative	4,346	4,108	3,998	4,523	4,013
Depreciation of property and equipment	952	1,119	1,490	2,676	3,203
Loss on write-off of property and equipment	—	—	—	—	130
Amortization of intangible assets	236	158	—	222	3,657
Write-down of intangible assets	—	—	—	—	1,325
Total Expenses	46,662	42,568	36,263	38,026	44,867
Income (loss) from operations	1,855	2,149	932	(980)	(13,277)
Other income (expenses)
Interest income (expense), net	462	201	131	102	(136)
Other income	303	—	—	—	—
Gain on disposal of Electric Library subscription assets	—	—	—	1,847	—
Gain on disposal of Liberty Registry Management Services Inc.	—	—	1,000	1,955	—
Loss on disposal of Eklektix Inc.	—	—	—	(44)	—
Write down of investment in bigchalk.com	—	—	—	(1,013)	—
Total other income (expenses)	765	201	1,131	2,847	(136)
Income (loss) before provision for income taxes	2,620	2,350	2,063	1,867	(13,413)
Provision for (recovery of) income taxes	(152)	(3,150)	—	—	—
Income (loss) for the year	$2,772	$5,500	$2,063	$1,867	$(13,413)
Basic and diluted income (loss) per common share	$0.04	$0.08	$0.03	$0.03	$(0.24)
Shares used in computing basic income (loss) per common share	69,077,329	66,079,104	64,626,429	64,626,429	56,152,735
Shares used in computing diluted income (loss) per common share	72,481,204	68,051,579	64,725,929	64,626,429	56,152,735

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and short-term investments)	$19,180	$14,375	$13,045	$9,782	$4,814
Working capital (deficit)	9,044	4,033	2,202	(1,066)	(6,947)
Total assets	57,057	47,304	35,336	28,853	25,589
Deferred revenue	37,870	33,251	28,589	24,361	22,714
Long-term obligations, net of current portion	—	—	—	—	52
Stockholders’ equity (deficiency)	13,092	7,457	866	(1,360)	(3,390)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes included elsewhere herein.

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

Recent Developments

On January 3, 2006 we completed the acquisition of substantially all of Critical Path’s hosted messaging assets for up to $8.0 million in cash plus the assumption of some related contractual liabilities. We will maintain the existing hosted messaging data centers in Denver, Colorado and London, England. We expect the acquisition to have a significant impact on our revenues and revenue mix, cost of revenues and operating expenses in the future, but we also anticipate cost savings synergies in network and data center operations, technical support, account management and recruiting. In addition, we expect to incur estimated transitional costs of $1.2 million to $1.5 million in the next fiscal year, primarily in the first two quarters of the year.

The discussion in this section of the Annual report on Form 10-K, as well as the financial statements contained herein, relate to Tucows as a standalone entity and do not reflect the impact of the acquisition.

Net Revenues

We generate net revenues primarily through the provision of domain registration and ancillary services. Additional revenue is generated from advertising and other services.

Domain registration and ancillary services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of December 31, 2005, we offered registration services for the generic top-level domains, or gTLDs, .com, .net, .org, .info, ..name and .biz and for the country code top-level domains, or ccTLDs .at, .be, ..ca, .cc, .ch, .cn, .de, .fr, .it, .nl, .uk, .tv, and .us.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2005 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the application of these estimates, including those related to the recoverability of investments, useful lives of intangible assets, valuation of goodwill, product development costs, revenue recognition and deferred revenue and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

Revenue recognition policy

We earn revenues from:

•       Domain registration fees on both a wholesale and retail basis and ancillary services; and

•       Advertising and other revenue.

With respect to the sale of domain registrations, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. We also enter into revenue arrangements in which a Service Provider may purchase a combination of services (multiple element arrangements). When fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. Fair value is established by the price charged when that element is sold separately. For arrangements where fair value exists only for the undelivered elements, we defer the full value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Product development costs

We account for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1: Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2005. Our policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management reassesses these judgments on an ongoing basis. Changes in management’s assessment could impact the recognition of development costs in our accounts.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

NET REVENUES

	Year ended December 31,
	2005	2004
Net revenues	$48,517,039	$44,717,155
Increase over prior period	$3,799,884
Increase—percentage	8%

Total net revenues for the year ended December 31, 2005 increased to $48.5 million from $44.7 million for the year ended December 31, 2004.

During the year ended December 31, 2005, no customer accounted for more than 5% of billed revenue, and one customer accounted for 11% of accounts receivable at December 31, 2005. Subsequent to the year end, all of the amounts owed by this customer were collected. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and ancillary services

Net revenues from domain name and ancillary services for the year ended December 31, 2005 increased by $3.8 million, or 9%, to $45.3 million from $41.5 million for the year ended December 31, 2004, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation. This increase occurred despite the fact that during the year ended December 31, 2004, our revenue numbers included the recognition of deferred domain name revenue of approximately $1.1 million that was recognized as a result of one of our resellers becoming an accredited registrar and transferring all of its domain names from our tag to its own tag. The impact of the transfer of these names, which included a large number of multiple year registrations, resulted in our having no future obligations in connection with these names. As a result, we recognized all deferred revenue previously recorded relating to these names during the year ended December 31, 2004. The customer continues to be a customer of ours, using our OpenHRS platform for its registration needs.

During the year ended December 31, 2005, the number of domain names that we processed increased by approximately 300,000 to approximately 4.0 million new, renewed and transferred-in domain name registrations, compared to the year ended December 31, 2004. These increases were due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to approximately 70% for the year ended December 31, 2005 compared to approximately 65% for the year ended December 31, 2004.

During the year ended December 31, 2005, revenue from domain names, including Domain Direct, comprised 85.7% of total revenue, compared to 87.7% for the year ended December 31, 2004. During the year ended December 31, 2005, revenue from ancillary products comprised 7.7% of total revenue, compared to 5.1% for the year ended December 31, 2004.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. During the year ended December 31, 2005, the total number of domain names under our management increased by approximately 500,000 to approximately 4.9 million, compared to the year ended December 31, 2004. As of December 31, 2005 we provided provisioning services to five registrars on a monthly basis, as compared to six registrars at December 31, 2004, who use our technical systems to process domain registrations with their accreditation. As of December 31, 2005, we managed approximately 869,000 domain names, compared to approximately 316,000 at December 31, 2004, on their behalf.

Deferred revenue from domain name registrations and ancillary services at December 31, 2005 increased to approximately $37.9 million from approximately $33.3 million at December 31, 2004.

Advertising and other revenue

Advertising and other revenue for the years ended December 31, 2005 and 2004 remained flat at approximately $3.2 million primarily due to the improved efficiency that users are experiencing in using our redesigned software download website that we completed during the second quarter of 2005. While the improved navigability and usability of the website is enabling users to more readily find the software download that best addresses their needs and is resulting in a steadily improving ratio of downloads per visit, it has also enabled users to find their desired download more readily which has resulted in a decrease in the number of searches, the number of times users click on paid placements and the number of times users click on syndicated pay-per-click results. We expect the growth rate for advertising and other revenue to continue to be impacted over the short-term. However, over the long-term we expect that the improved navigability and usability will result in increased traffic to the website, which will generate additional advertising and other revenue.

During the year ended December 31, 2005, revenue from advertising and other revenue comprised 6.6% of total revenue, compared to 7.2% for the year ended December 31, 2004.

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

	Year ended December 31,
	2005	2004
Cost of revenues	$30,645,004	$27,566,066
Increase over prior period	$3,078,938
Increase—percentage	11%
Percentage of net revenues	63%	62%

Cost of revenues for the year ended December 31, 2005 increased by approximately $3.1 million, or 11%, to $30.7 million from $27.6 million for the year ended December 31, 2004. The increase was primarily due to higher costs attributable to higher volumes of domain registrations and ancillary services and to the November 2004 change in nature of the ICANN accreditation fee. This increase was partly offset by the recognition of the non-cash prepaid cost of goods recorded during the year ended December 31, 2004 of approximately $800,000 that arose as a result of one of our resellers, as more fully described under Net Revenue above, becoming an accredited registrar and transferring all of its domain names from our tag to its own tag with the result that we no longer have any future obligations in connection with these names.

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

During the year ended December 31, 2005, direct cost of goods pertaining to domain names, including Domain Direct, comprised 90.7% of total cost of goods, compared to 91.9% for the year ended December 31, 2004. During the year ended December 31, 2005, direct cost of goods pertaining to ancillary products comprised 4.8% of total cost of goods, compared to 3.7% for the year ended December 31, 2004.

Prepaid domain registration and ancillary services fees at December 31, 2005 increased by approximately $3.8 million, to approximately $25.9 million from approximately $22.1million at December 31, 2004.

Cost of revenues includes the costs of network operations. These costs for the year ended December 31, 2005 increased by $200,000, or 14%, to $1.4 million from $1.2 million for the year ended December 31, 2004, primarily as a result of additional people costs resulting from increased headcount and hours of operation, as well as increased network server maintenance and support contract costs.

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

	Year ended December 31,
	2005	2004
Sales and marketing	$4,855,050	$5,067,841
Decrease over prior period	$(212,791)
Decrease—percentage	(4)%
Percentage of net revenues	10%	11%

Sales and marketing expenses during the year ended December 31, 2005 decreased by approximately $210,000, or 4%, to approximately $4.9 million compared to approximately $5.1 million during the year ended December 31, 2004.

The decrease was primarily the result of a decrease in ICANN fees, which decreased by approximately $490,000 due to this expense now being included under cost of goods sold (as discussed under Cost of revenues above).

In addition, personnel costs increased primarily as a result of additional personnel in sales and product management by approximately $212,000. This increase was net of an amount of approximately $198,000 recorded during the year ended December 31, 2004 in connection with the 2004 At Risk incentive compensation plan. No accrual has been recorded for the year ended December 31, 2005 as management has determined that we did not exceed the performance thresholds set by the compensation committee for senior managers and executive officers in our 2005 At Risk incentive compensation plan. This increase was also as a result of incremental expenses of approximately $81,000 incurred during the year ended December 31, 2005 as a result of additional marketing, supplies and other miscellaneous expenses. This was slightly offset by a decrease in travel expenses of approximately $16,000 for the year ended December 31, 2005 as a result of less travel undertaken during the year.

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

	Year ended December 31,
	2005	2004
Technical operations and development	$5,627,426	$4,549,368
Increase over prior period	$1,078,058
Increase—percentage	24%
Percentage of net revenues	12%	10%

Technical operations and development expenses for the year ended December 31, 2005 increased approximately $1.1 million, or 24%, to approximately $5.6 million from approximately $4.5 million for the year ended December 31, 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $1.1 million (includes a cost of approximately $100,000 relating to a severance payment) and reflects our ongoing commitment to enhance and extend our OpenSRS platform. No accrual was included under technical operations and development expenses during the year ended December 31, 2005 for our 2005 At Risk incentive compensation plan as management has determined that we did not exceed the performance thresholds set by the compensation committee for senior managers and executive officers under the plan compared to approximately $101,000 included for the year ended December 31, 2004 under the 2004 At Risk incentive compensation plan. Also included in the increase in technical operations and development expenses is an increase of approximately $75,000 related to travel and other expenses. These amounts were partly offset by a decrease in technical operations and development expenses due to a decrease in stock-based compensation of approximately $70,000. This cost was incurred during the year ended December 31, 2004, as a result of a change to the terms of the options granted to one of our former officers.

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

	Year ended December 31,
	2005	2004
General and administrative	$4,346,224	$4,107,981
Increase over prior period	$238,243
Increase—percentage	6%
Percentage of net revenues	9%	9%

General and administrative expenses for the year ended December 31, 2005 increased by approximately $240,000, or 6%, to $4.4 million from $4.1 million for the year ended December 31, 2004.

The increase in general and administrative expenses generally reflects the more sophisticated infrastructure needed to support the constantly evolving needs we experience as the size and scope of our business continues to grow. This resulted in increases in provision for doubtful accounts of approximately $46,000, increases in facility costs of approximately $111,000, and increases in public listing expenses, professional fees, telephone and supplies totaling approximately $136,000 (includes an incremental cost of $98,000 related to an outside management consultant). We also recorded a foreign exchange gain of approximately $221,000 for the year ended December 31, 2005 compared to approximately $432,000 for the year ended December 31, 2004, reflecting the continued strengthening in the Canadian dollar.

These increases were partially offset by decreases in people costs, including contract and outside services of approximately $89,000. This decrease in people costs reflects increases in people costs to support our growth being offset by our not including an accrual under general and administrative expenses during the year ended December 31, 2005 for our 2005 At Risk incentive compensation plan as management has determined that we did not exceed the performance thresholds set by the compensation committee for senior managers and executive officers under the plan compared to approximately $353,000 included for the year ended December 31, 2004 under the 2004 At Risk incentive compensation plan. Directors and officers’ liability insurance, business and state taxes travel and other miscellaneous expenses also decreased by a total of approximately $177,000 during the year ended December 31, 2005 compared to the year ended December 31, 2004.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Year ended December 31,
	2005	2004
Depreciation of property and equipment	$951,692	$1,118,734
Decrease over prior period	$(167,042)
Decrease—percentage	(15)%
Percentage of net revenues	2%	3%

The decrease in depreciation for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to certain of our older computer software being fully depreciated and not requiring replacement.

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

	Year ended December 31,
	2005	2004
Amortization of intangible assets	$236,160	$157,760

OTHER INCOME

	Year ended December 31,
	2005	2004
Other income (expenses), net	$765,158	$200,501

Other income includes net interest income of approximately $462,000 for the year ended December 31, 2005 and approximately $201,000 for the year ended December 31, 2004.

During the year ended December 31, 2005 we received approximately $303,000 in connection with settlements related to patents we acquired in the merger with Infonautics in 2001. We expect that during fiscal 2006 additional settlements related to the Infonautics patents will be reached and that we will have additional other income as a result.

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

	Year ended December 31,
	2005	2004
Provision for (recovery of) income taxes	$(151,975)	$(3,150,432)

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes was recorded for the year ended December 31, 2005 and 2004 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

We are entitled to certain Canadian investment tax credits for qualifying research and development activities performed in Canada. During the year ended December 31, 2005, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of approximately $152,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

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

During the year ended December 31, 2004, the number of domain names we processed increased by approximately 500,000 to approximately 3.7 million new, renewed and transferred-in domain name registrations, compared to the year ended December 31, 2003. This increase was due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. The renewal rate for domain name registrations increased to approximately 65% for the year ended December 31, 2004 compared to approximately 60% for the year ended December 31, 2003.

During the year ended December 31, 2004, the total number of domain names under our management increased by approximately 600,000 to approximately 4.4 million.

Deferred revenue from domain name registrations and ancillary services at December 31, 2004 increased to approximately $33.2 million from approximately $28.6 million at December 31, 2003. During the year, one of our Service Providers become an accredited registrar and transferred the names under our tag to its own tag. The impact of the transfer of these names, which included a large number of multiple year registrations, is that we have no future obligations in connection with these names. As a result, we recognized all the deferred revenue previously recorded relating to these names of approximately $1.1 million as revenue during the year.

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

Registry fees, the primary component of cost of revenues, are paid in full when the domain name is registered, and are recorded as prepaid domain name registry fees and are recognized ratably over the term of provision of the service. In addition, ancillary service costs and ICANN accreditation transaction fees are paid either monthly or quarterly and if they have service periods longer than one month are also recognized ratably over the term of provision of the service. Prepaid domain name registration and ancillary services fees at December 31, 2004 increased to approximately $22.1 million from approximately $18.3 million at December 31, 2003. During the year, one of our Service Providers become an accredited registrar and transferred the names under our tag to its own tag. The impact of the transfer of these names, which included a large number of multiple year registrations, is that we have no future obligations in connection with these names. As a result, we recognized all the prepaid cost of revenues previously recorded relating to these names of approximately $800,000 as cost of revenue during the year.

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

The increase was primarily the result of increased people costs, including contractors, of approximately $1.1 million, related to ongoing initiatives to improve customer service and expand our sales reach. In addition, our senior managers and executive officers have a significant portion of their total compensation at risk through our incentive compensation plan. As we exceeded the performance thresholds established by the compensation committee for the at risk portion of the fiscal 2004 At Risk incentive compensation plan, included in the increase in personnel costs is an amount of approximately $198,000 for senior managers and executive officers under this plan. Also included in the increase in sales and marketing expenses is an increase of approximately $107,000 primarily related to travel incurred as a result of efforts to extend our sales reach and increased ICANN fees of approximately $125,000, reflecting the larger levy imposed on us as a result of increases in the ICANN budget and the increased number of domain names we have under management.

The increase was partly offset by a decrease in stock-based compensation of approximately $93,000 for the year ended December 31, 2004. This decrease resulted from the stock-based compensation being fully expensed by the end of March 2004.

Technical operations and development

	2004	2003
Technical operations and development expenses	$4,549,368	$3,935,061
Increase over prior year	$614,307
Increase—percentage	16%
Percentage of revenues	10%	11%

Technical operations and development expenses for the year ended December 31, 2004 increased approximately $614,000, or 16%, to approximately $4.5 million from approximately $3.9 million for the year ended December 31, 2003.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $506,000. Included in this increase in personnel costs was an amount of approximately $101,000 that was paid to senior managers and executive officers in 2004 under our fiscal 2004 At Risk incentive compensation plan. In addition, the increase in technical operations and development expenses includes an increase of approximately $70,000, representing stock-based compensation incurred as a result of a change to the terms of the options granted to one of our former officers.

These increases were offset by costs, primarily comprising a decrease in bandwidth and travel expenses of approximately $35,000 and by a decrease of approximately $73,000 in the level of expenditure for capitalized research and development, which decreased as a result of the maturing of our product offerings to approximately $338,000 for the year ended December 31, 2004 from approximately $411,000 for the year ended December 31, 2003.

General and administrative

	2004	2003
General and administrative	$4,107,981	$3,998,073
Increase over prior year	$109,908
Increase—percentage	3%
Percentage of revenues	9%	11%

General and administrative expenses for the year ended December 31, 2004 increased by approximately $110,000, or 3%, to $4.1 million from $4.0 million for the year ended December 31, 2003.

The increase resulted from an increase in people related costs, including contract and outside service costs of approximately $435,000. Included in this increase in people costs was an amount of approximately $353,000 that was paid to senior managers and executive officers in 2004 under our At Risk incentive compensation plan. In addition, there was an increase in credit card processing, bad debts, Directors and Officers liability insurance, investor and public relations expenses and miscellaneous fees of approximately $191,000. We also recorded a lower foreign exchange gain of approximately $432,000 for the year ended December 31, 2004 compared to approximately $1.1 million for the year ended December 31, 2003. The gain from foreign exchange arose primarily as a result of the effect of the foreign exchange forward contracts that we entered into to mitigate the impact of exchange rate fluctuations on our Canadian dollar exposure. We entered into these forward exchange contracts as part of our policy to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements.

These increases were offset in part by a decrease in professional fees of approximately $942,000, predominantly as a result of incurring costs for advice obtained in connection with the evaluation of strategic alternatives and the protection of our intellectual property in the year ended December 31, 2003. In addition, facility costs, public listing, stock based compensation and other miscellaneous expenses during the year ended December 31, 2004 decreased by approximately $193,000 compared to the year ended December 31, 2003.

Depreciation of property and equipment

	2004	2003
Depreciation of property and equipment	$1,118,734	$1,489,570
Decrease over prior year	$(370,836)
Decrease—percentage	(25)%
Percentage of revenues	3%	4%

The decrease in depreciation was primarily due to certain of our older computer software being fully depreciated.

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

	2004	2003
Amortization of intangible assets	$157,760	$—

Other income

	2004	2003
Other income, net	$200,501	$1,131,703

Other income includes net interest income of approximately $201,000 and approximately $132,000 for the years ended December 31, 2004 and 2003, respectively.

In connection with the sale of its back-end registry management services assets in March 2002, we were entitled to earn contingent consideration of up to $1.0 million, based on each name registered or renewed in the .org registry. During the year ended December 31, 2003, we earned and received the full $1.0 million of contingent consideration.

Income taxes

	2004	2003
Income taxes (recovery)	$(3,150,432)	$—

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use these income tax losses and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

As of December 31, 2004, we had recognized deferred tax assets, net of valuation allowances, of $3.0 million (December 31, 2003—Nil). The principal components of our gross deferred tax asset of $18.9 million primarily consist of accumulated operating loss carry forwards of $5.9 million, deferred revenue previously included in income for tax purposes of $3.6 million and amortization not yet recognized for tax purposes on acquired intangible assets purchased on the Tucows Interactive transaction of $9.5 million. Based on our assessment of factors such as historical levels of income, expectations and risks associated with estimates of future taxable income, the character of the income tax assets and ongoing tax planning strategies, we assessed that a valuation allowance of $15.9 million was required at December 31, 2004 (December 31, 2003—$19.3 million).

We are entitled to certain Canadian investment tax credits (“ITC”) for qualifying research and development activities performed in Canada. During 2004, we recorded a tax recovery in the amount of approximately $150,000, representing the actual ITC payment received from the Canadian authorities with respect to research and development undertaken in 2000.

Quarterly results

The following table summarizes selected unaudited quarterly financial data for the past eight quarters:

Tucows Inc.
Quarterly Results of Operations
(Dollar amounts in U.S. dollars)

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)
Net revenues	$11,801,706	$12,002,138	$12,054,796	$12,658,399
Income from operations	213,587	410,776	665,463	565,657
Net income for the period	442,810	507,632	788,218	1,033,956
Basic and diluted income per share	$0.01	$0.01	$0.01	$0.01
Shares used in computing basic income per common share	66,883,487	67,863,978	69,602,723	71,898,247
Shares used in computing diluted income per common share	70,823,531	71,664,882	73,145,627	74,811,769

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004 (1)
	(unaudited)
Net revenues	$10,174,909	$10,638,965	$12,381,326	$11,521,955
Income from operations	111,480	623,455	613,710	800,760
Net income for the period	149,113	665,558	820,691	3,864,976
Basic and diluted income per share	$—	$0.01	$0.01	$0.06
Shares used in computing basic income per common share	64,690,887	65,991,867	66,800,369	66,817,250
Shares used in computing diluted income per common share	72,098,757	72,370,411	68,477,632	68,893,918

Note 1:

The fourth quarter of 2004’s results include a non-cash income tax benefit of $3.0 million or $0.04 per share, resulting from the reduction in our deferred tax asset valuation allowance.

Liquidity and capital resources

At December 31, 2005, our principal source of liquidity was cash, cash equivalents and short-term investments of approximately $19.1 million compared to approximately $13.9 million at December 31, 2004, an increase of approximately $5.2 million.

Net cash provided by operating activities was approximately $4.1 million for the year ended December 31, 2005, compared to approximately $4.7 million for the year ended December 31, 2004. Net cash provided by operating activities for 2005 and 2004 resulted primarily from net income for those years and increases in deferred revenue and accreditation fees payable (representing cash received in advance of provision of the services). These increases were partially offset by an increase in prepaid domain name registry fees and accounts receivable and a decrease in accrued liabilities, primarily as a result of At Risk compensation accruals and payment of other annual accruals.

Net cash used in investing activities was approximately $2.5 million for the year ended December 31, 2005, compared to approximately $4.4 million for the year ended December 31, 2004. This was primarily as a result of an increase in short-term investments of approximately $1.8 million and by our purchasing property and equipment, principally computers and related software of approximately $1.5 million during the year to meet our operational needs. These increases were partially offset by a decrease in restricted cash of approximately $400,000, as a result of a release to us of margin security against forward exchange contracts that had fully matured by December 31, 2005, as well as the release to us of approximately $388,000 that was held in escrow pursuant to the terms of the Boardtown purchase agreement.

Net cash used in investing activities was approximately $4.4 million for the year ended December 31, 2004. This was primarily as a result of $3.0 million for the acquisition of Boardtown Corporation in April 2004, $1.0 million for the purchase of property and equipment, principally computers and related software, to meet our operational needs and a net increase of $328,000 in restricted cash, of which $178,000 was the result of an increase in margin security against forward exchange contracts intended to mitigate the risk of exchange rate fluctuations of a portion of our Canadian dollar exposure and the remaining $150,000 was used as security against letters of credit to support our obligations to a registry. These letters of credit expired in November 2004, and in January 2005, the $150,000 was released and became unrestricted because the security obligation was no longer required by the registry.

Net cash provided by financing activities was approximately $1.9 million for the year ended December 31, 2005. On August 19, 2005, we sold 401,173 shares of common stock at $0.90 per share in a public offering. On August 31, 2005, the underwriters in the public offering exercised in full their over-allotment option to purchase an additional 2.9 million shares of common stock at $0.90 per share. The public offering resulted in net proceeds, after underwriting, legal, accounting, printing and other costs of approximately $1.6 million. In addition, we received proceeds of approximately $301,000 on the exercise of stock options under our employee stock purchase plan.

Net cash provided by financing activities was approximately $726,000 for the year ended December 31, 2004, representing proceeds received on the exercise of stock options under our employee stock purchase plan.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital and capital expenditures for at least the next 12 months. We may then need to, or before that time we may choose to, raise additional funds or seek other financing arrangements to facilitate more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or services, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products.

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

Off Balance Sheet Arrangements and Contractual Obligations

We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2005 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. A summary of our contractual obligations and commercial commitments as of December 31, 2005 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,004,000	$354,000	$643,000	$660,000	$347,000
Purchase obligations	97,000	92,000	5,000	—	—
Total	$2,101,000	$446,000	$648,000	$660,000	$347,000

On January 3, 2006, Tucows.com Co, one of the Company’s wholly owned subsidiaries, acquired substantially all of the hosted messaging assets of Critical Path, Inc., including the customer base, hosted messaging communications infrastructure, and other related assets for up to $8.0 million in cash and the assumption of some related contractual liabilities. $1.75 million of the purchase price is being held in escrow, contingent upon certain customer contracts being renewed through October 31, 2006.

As a result of the above, on January 3, 2006 and amount of $6.25 million was paid to Critical Path, Inc. and $1.25 million was paid into an escrow account.

See additional discussion under Quantitative and Qualitative Disclosures about Market Risk in connection with the forward foreign exchange contracts that we entered into in December 2005.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these products in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2005.

Although we have a functional currency of U.S. dollars, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. These contracts, entered into in July 2005, December 2005, January 2006 and February 2006 will be utilized over the year ending December 31, 2006.

Such foreign exchange forward contracts have not been treated as hedges for accounting purposes as we have not complied with the documentation requirements. We have accounted for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the year ended December 31, 2005 was a net loss of approximately $30,000, and for the year ended December 31, 2004, the impact was a net gain of approximately $89,000, which is reflected on the consolidated statements of operations in general and administrative expenses. As of December 31, 2005,we had outstanding foreign currency forward contracts totaling $4.5 million, with exchange rates varying from US$1.00 to Cdn$1.1632 to US$1.00 to Cdn$1.2361.

Subsequent to the year end, on January 6, 2006, Tucows entered into a series of forward foreign exchange contracts with a notional value of $3.0 million, whereby $750,000 is converted into Canadian dollars on a semi-monthly basis for April and May 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.1595 to U.S.$1:Cdn$1.1609.

On February 15, 2006, Tucows entered into a series of forward foreign exchange contracts with a notional value of $8.5 million, whereby $250,000 is converted into Canadian dollars on July 11, 2006, and $750,000 is converted into Canadian dollars on a semi-monthly basis from July 26, 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.147 to U.S.$1:Cdn$1.1522.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2005. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2005. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2005 of approximately $1.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

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

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)   Change in Internal Control over Financial Reporting.

No change in Tucows’ internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is incorporated by reference to our definitive proxy statement in connection with our 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”) or an amendment to this Annual Report on Form 10-K/A. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K/A.

The information required by this item concerning executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Ethics policy, known as the “Ethics Policy for Senior Officers” that applies to our Chief Executive Officer, Chief Financial Officer and Vice President, Finance. The Ethics Policy for Senior Officers is posted on our web site. The Internet address for out web site is www.tucowsinc.com. The Ethics Policy for Senior Officers may be found at the “Investors” page on our web site. The information on our web site is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

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
2.1

Asset Purchase Agreement, dated as of December 14, 2005, between Critical Path and Tucows Inc. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ current report on Form 8-K, as filed with the Securities and Exchange Commission (“the SEC”) on December 19, 2005).

3.1	Third Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on September 6, 2001).
3.2

Amended and Restated Bylaws of Tucows Inc.[(2] (Incorporated by reference to exhibit number 3.2 filed with Tucows’ registration statement on Form S-4 (File No. 333-60306) (the “Registration Statement”), as filed with the SEC on May 4, 2001).

10.1

Stock Purchase Agreement, dated as of April 20, 2004, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on May 11, 2004).

10.2

Amendment to Stock Purchase Agreement, dated as of May 3, 2005, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 10.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on May 5, 2005).

10.3

Amended and Restated 1996 Equity Compensation Plan Agreement (Incorporated by reference to Exhibit 4.3 filed with Tucows’ registration statement on Form S-8, as filed with the SEC on November 27, 2001).

10.4*

Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.5*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.6*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.7*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris (Incorporated by reference to Exhibit 10.6 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.8

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.9

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 23, 2005).

10.10*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 23, 2005).

10.11

Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.12

Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

21.1#	Subsidiaries of Tucows Inc.
23.1#	Consent of KPMG LLP.
31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
32.1#	Chief Executive Officer’s Section 1350 Certification.
32.2#	Chief Financial Officer’s Section 1350 Certification.

*                    Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#                 Filed herewith.

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

Signature	Title	Date
/s/ ELLIOT NOSS	President, Chief Executive Officer (Principal
Elliot Noss	Executive Officer) and Director	March 17, 2005
/s/ MICHAEL COOPERMAN	Chief Financial Officer (Principal Financial
Michael Cooperman	and Accounting Officer)	March 17, 2005
/s/ STANLEY STERN
Stanley Stern	Director	March 17, 2005
/s/ EUGENE FIUME
Eugene Fiume	Director	March 17, 2005
/s/ EREZ GISSIN
Erez Gissin	Director	March 17, 2005
/s/ ALAN LIPTON
Alan Lipton	Director	March 17, 2005
/s/ LLOYD N. MORRISETT
Lloyd N. Morrisett	Director	March 17, 2005
/s/ JEFFREY SCHWARTZ
Jeffrey Schwartz	Director	March 17, 2005
/s/ ALLEN KARP
Allen Karp	Director	March 17, 2005

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tucows Inc.:

We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Accountants
Toronto, Canada
February 7, 2006 except as to note 11,
which is as of February 15, 2006

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$17,348,088	$13,914,988
Short-term investments	1,771,569	—
Restricted cash (note 10(c))	60,000	460,398
Interest receivable	39,574	—
Accounts receivable, net of allowance for doubtful accounts of $51,250 as of December 31, 2005 and $25,000 as of December 31, 2004	1,439,329	1,111,082
Prepaid expenses and deposits	1,999,820	2,156,702
Prepaid domain name registry and ancillary services fees, current portion	18,175,988	15,601,786
Deferred tax asset, current portion (note 9)	1,000,000	1,000,000
Total current assets	41,834,368	34,244,956
Prepaid domain name registry and ancillary services fees, long-term portion	7,701,939	6,471,916
Deferred acquisition costs	46,034	—
Property and equipment (note 4)	1,542,671	1,017,237
Deferred tax asset, long-term portion (note 9)	2,000,000	2,000,000
Intangible assets (note 5)	1,006,080	1,242,240
Goodwill (note 3)	1,951,067	964,467
Investment (note 6)	353,737	353,737
Cash held in escrow (note 3)	621,412	1,009,650
Total assets	$57,057,308	$47,304,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,655,195	$1,483,543
Accrued liabilities	1,417,035	2,688,738
Customer deposits	2,276,637	2,247,262
Deferred revenue, current portion	26,790,166	23,648,381
Accreditation fees payable, current portion	651,811	144,483
Total current liabilities	32,790,844	30,212,407
Deferred revenue, long-term portion	11,079,537	9,602,599
Accreditation fees payable, long-term portion	94,785	31,816
Stockholders’ equity (note 7)
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 71,945,303 shares issued and outstanding as of December 31, 2005 and 66,817,250 shares issued and outstanding as of December 31, 2004	12,403,422	9,541,277
Additional paid-in capital	50,061,866	50,061,866
Deficit	(49,373,146)	(52,145,762)
Total stockholders’ equity	13,092,142	7,457,381
Total liabilities and stockholders’ equity	$57,057,308	$47,304,203
Subsequent events (notes 3 and 11)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2005	2004	2003
Net revenues (note 12)	$48,517,039	$44,717,155	$37,194,747
Expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,645,004	27,566,066	22,990,227
Sales and marketing(*)	4,855,050	5,067,841	3,850,081
Technical operations and development(*)	5,627,426	4,549,368	3,935,061
General and administrative(*)	4,346,224	4,107,981	3,998,073
Depreciation of property and equipment	951,692	1,118,734	1,489,570
Amortization of intangible assets	236,160	157,760	—
Total expenses	46,661,556	42,567,750	36,263,012
Income from operations	1,855,483	2,149,405	931,735
Other income:
Interest income, net	462,424	200,501	131,703
Other income, net	302,734	—	—
Gain on disposal of Liberty Registry Management Servies Inc.	—	—	1,000,000
Total other income	765,158	200,501	1,131,703
Income before provision for income taxes	2,620,641	2,349,906	2,063,438
Provision for (recovery of) income taxes (note 9)	(151,975)	(3,150,432)	—
Net income for the year	$2,772,616	$5,500,338	$2,063,438
Basic earnings per common share (note 2(o))	$0.04	$0.08	$0.03
Shares used in computing basic earnings per common share (note 2(o))	69,077,329	66,079,104	64,626,429
Diluted earnings per common share (note 2(o))	$0.04	$0.08	$0.03
Shares used in computing diluted earnings per common share (note 2(o))	72,481,204	68,051,579	64,725,929
(*) Stock-based compensation has been included in operating expenses as follows:
Sales and marketing	$—	$16,834	$109,926
Technical operations and development	$—	$69,737	$—
General and administrative	$—	$3,759	$52,778

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Dollar amounts in U.S. dollars)

			Additional			Total stockholders’
	Common stock		paid in	Deferred stock-based		equity
	Number	Amount	capital	compensation	Deficit	(deficiency)
Balances, December 31, 2002	64,626,429	$8,540,687	$49,992,129	$(183,297)	$(59,709,538)	$(1,360,019)
Amortization of deferred stock-based compensation	—	—	—	162,704	—	162,704
Net income for the year	—	—	—	—	2,063,438	2,063,438
Balances, December 31, 2003	64,626,429	8,540,687	49,992,129	(20,593)	(57,646,100)	866,123
Exercise of stock options	1,834,275	726,050	—	—	—	726,050
Acquisition of Boardtown Corporation (note 3)	356,546	274,540	—	—	—	274,540
Stock based compensation (note 8)	—	—	69,737	—	—	69,737
Amortization of deferred stock-based compensation	—	—	—	20,593	—	20,593
Net income for the year	—	—	—	—	5,500,338	5,500,338
Balances, December 31, 2004	66,817,250	9,541,277	50,061,866	—	(52,145,762)	7,457,381
Exercise of stock options	771,555	300,870	—	—	—	300,870
Acquisition of Boardtown Corporation (note 3)	1,066,075	986,600	—	—	—	986,600
Net proceeds received on issuance of common stock, net of issue costs	3,290,423	1,574,675	—	—	—	1,574,675
Net income for the year	—	—	—	—	2,772,616	2,772,616
Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$—	$(49,373,146)	$13,092,142

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2005	2004	2003
Cash provided by (used in):
Operating activities:
Net income for the year	$2,772,616	$5,500,338	$2,063,438
Items not involving cash:
Depreciation of property and equipment	951,692	1,118,734	1,489,570
Amortization of intangible assets	236,160	157,760	—
Unrealized change in the fair value of forward contracts	30,119	(88,743)	(279,174)
Stock-based compensation	—	69,737	—
Amortization of stock-based compensation	—	20,593	162,704
Deferred income taxes	—	(3,000,000)	—
Gain on disposal of Liberty Management Services Inc.	—	—	(1,000,000)
Change in non-cash operating working capital:
Interest receivable	(39,574)	—	—
Accounts receivable	(328,247)	(546,762)	(147,592)
Prepaid expenses and deposits	126,763	(1,333)	(91,977)
Prepaid domain name registry and ancillary services fees	(3,804,225)	(3,732,942)	(3,495,233)
Accounts payable	171,652	(148,751)	26,664
Accrued liabilities	(1,271,703)	403,404	60,112
Customer deposits	29,375	77,772	202,944
Deferred revenue	4,618,723	4,661,788	4,228,175
Accreditation fees payable	570,297	176,299	—
Cash provided by operating activities	4,063,648	4,667,894	3,219,631
Financing activities:
Proceeds received on exercise of stock options	300,870	726,050	—
Net proceeds received on issuance of common stock, net of issue costs	1,574,675	—	—
Cash provided by financing activities	1,875,545	726,050	—
Investing activities:
Additions to property and equipment	(1,477,126)	(1,034,709)	(956,649)
Investment in short-term investments	(1,771,569)	—	—
Decrease (increase) in restricted cash—being margin security against forward exchange contracts (note 10(c))	400,398	(327,898)	805,000
Deferred acquisition costs	(46,034)	—	—
Acquisition of Boardtown Corporation, net of cash acquired	—	(2,019,510)	—
Decrease (increase) in cash held in escrow	388,238	(1,009,650)	—
Proceeds on disposal of Liberty Registry Management Services Inc., net of cash disposed	—	—	1,000,000
Cash (used in) provided by investing activities	(2,506,093)	(4,391,767)	848,351
Increase in cash and cash equivalents	3,433,100	1,002,177	4,067,982
Cash and cash equivalents, beginning of year	13,914,988	12,912,811	8,844,829
Cash and cash equivalents, end of year	$17,348,088	$13,914,988	$12,912,811
Supplemental cash flow information:
Interest paid	$300	$166	$383
Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Boardtown Corporation	$986,600	$274,540	$—

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

(b) Use of estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to amounts recognized for or carrying values of revenues, bad debts, investments, goodwill, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

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

(g) Revenue recognition

The Company’s revenues are derived from domain name registration fees on both a wholesale and retail basis and ancillary services and advertising and other revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

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

The Company establishes reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, credit losses have been within the Company’s expectations and the reserves the Company has established have been appropriate. However, the Company has, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

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

(i) Accreditation fees payable

Accreditation fees relate to the unpaid portion of accreditation fees paid to ICANN in connection with the registration of Generic Top-Level Domains.

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

(k) Translation of foreign currency transactions

The Company’s functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars (which is considered to be the measurement currency) at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Foreign exchange gains amounting to $250,714, $343,506 and $772,027 have been recorded in operating expenses in the consolidated statement of operations during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges under SFAS 133 and has, therefore, accounted for such forward foreign exchange contracts at their fair value with a (loss)/gain recorded in the consolidated statement of operations of $(30,119), $88,743 and, $279,174 for the years ended December 31, 2005, 2004 and 2003, respectively, equal to the change in the fair value of such contracts. The fair value of the forward foreign exchange contracts is included in prepaid expenses in the consolidated balance sheet at December 31, 2005 and December 31, 2004.

(l) Product development costs

Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $328,300, $338,500 and $411,200 during the years ended December 31, 2005, 2004 and 2003, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

(m) Income taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the year that includes the enactment date. A valuation allowance is recorded if it is not “more likely than not” that some portion of or all of a deferred tax asset will be realized.

The Company is entitled to earn investment tax credits (“ITCs”), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized once the Company has reasonable assurance that the amounts will be realized.

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

Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Under this method, the fair value of options granted is recognized as services are performed and options are earned.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$2,772,616	$5,500,338	$2,063,438
Add stock-based employee compensation expense included in reported net income, net of tax	—	90,330	162,704
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(357,523)	(413,151)	(571,593)
Net income, pro forma	$2,415,093	$5,177,517	$1,654,549
Earnings per common share, as reported	$0.04	$0.08	$0.03
Earnings per common share, pro forma	$0.03	$0.08	$0.03

To determine the fair value of each option on the grant date in 2005, 2004 and 2003, the following assumptions were used for the Company’s stock option plan: dividend yield of 0.0% for each year, volatility of 120%, 132%, and 139%, respectively, a weighted average risk free interest rate of 3.8%, 3.2% and 2.8%, respectively, and a weighted average expected life of options of four years for each year. The weighted average grant date fair value for options issued in 2005, 2004 and 2003, with the exercise price equal to market value on the date of grant, were $0.69, $0.61 and $0.37, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Numerator for basic and diluted income per common share:
Income for the year	$2,772,616	$5,500,338	$2,063,438
Denominator for basic and diluted income per common share:
Basic weighted average number of common shares outstanding	69,077,329	66,079,104	64,626,429
Effect of stock options	3,403,875	1,972,475	99,500
Diluted weighted average number of shares outstanding	72,481,204	68,051,579	64,725,929
Basic income per common share	$0.04	$0.08	$0.03
Diluted income per common share	$0.04	$0.08	$0.03

Options to purchase 105,510 shares of common stock were outstanding during 2005 (2004 : 864,310, 2003 : 8,554,754) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2006 to 2015 were still outstanding at the end of 2005.

(p)  Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable and forward foreign exchange contracts. Cash equivalents consist of deposits with, or guaranteed by, major commercial banks, the maturities of which are three months or less form the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to the forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2005, 2004 or 2003. One customer accounted for 11% of accounts receivable at December 31, 2005. Two customers accounted for 27% of accounts receivable at December 31, 2004 and one customer accounted for 19% of accounts receivable at December 31, 2003. All of these accounts receivable have been collected.

(q)  Fair values of financial assets and financial liabilities

The carrying values of cash and cash equivalents, short-term investments, restricted cash, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

(r)  Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2005, 2004 and 2003.

(s)  Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment.

The Company’s revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer.

The Company’s assets are located principally in Toronto, Canada.

(t) Reclassifications

Certain of the prior years’ comparative figures have been reclassified to conform with the presentation adopted in the current year.

(u)  Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, Tucows is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Tucows currently uses the Black-Scholes option-pricing model to value options for pro-forma financial statement disclosure purposes in note 2 (n). The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. Tucows is required to adopt SFAS 123R in the first quarter of fiscal 2006. Tucows is currently in the process of assessing the impact that SFAS No. 123R will have on our consolidated income statement in 2006. The historical pro forma income statement disclosure may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial statements.

3.                 Business acquisitions:

On April 27, 2004, the Company finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation (“Boardtown”) for total purchase consideration of up to $4.0 million.

The total aggregate consideration paid until December 31, 2004 amounting to $2,321,782 is comprised of:

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
		$2,321,782

During 2005, the Company and the shareholders of Boardtown agreed that the shareholders’ of Boardtown had met certain of the performance milestones in which additional purchase consideration is contingent upon. Accordingly 1,066,075 shares of common stock were released from escrow to the shareholders’ of Boardtown. The release of the above shares has been recorded as additional goodwill within the consolidated balance sheets, in the amount of $986,600. In addition, as the net cash flow from existing operations performance milestone was not satisfied, the $400,000 of the cash contingent consideration was returned to the Company. At December 31, 2005, 3,569 shares of common stock and $600,000 of the contingent consideration remained in escrow. To the extent that the performance milestones pertaining to renewing or converting potential support customers are met, which are to be met at various dates by April 2007, this additional consideration will be released from escrow and its fair value will be recorded as additional goodwill at the time when the obligation becomes determinable. Subsequent to December 31, 2005, 3,569 shares of common stock and $40,699 was released from escrow.

The following unaudited supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the years ended December 31, 2004 and 2003, as if the acquisition had occurred at the beginning of the respective periods.

	Year ended December 31, 2004	Year ended December 31, 2003
	(unaudited)	(unaudited)
Net revenues	$45,122,156	$38,722,077
Net income	5,520,199	2,224,488
Pro forma basic and diluted earnings per share	$0.08	$0.03

4.                 Property and equipment:

Property and equipment consist of the following:

	December 31, 2005	December 31, 2004
Computer equipment	$4,573,457	$3,516,997
Computer software	6,528,216	6,114,137
Furniture and equipment	929,824	885,112
Leasehold improvements	626,081	664,205
	12,657,578	11,180,451
Less:
Accumulated amortization	10,984,907	10,033,214
Write-down of property and equipment	130,000	130,000
	11,114,907	10,163,214
	$1,542,671	$1,017,237

5.                 Intangible assets:

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

Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Total
Acquisition of Boardtown Corporation in 2004	$540,000	$170,000	$500,000	$190,000	$1,400,000
Amortization expense	(51,320)	(16,480)	(47,800)	(42,160)	(157,760)
Net book value, December 31, 2004	488,680	153,520	452,200	147,840	1,242,240
Amortization expense	(77,160)	(24,240)	(71,400)	(63,360)	(236,160)
Net book value, December 31, 2005	$411,520	$129,280	$380,800	$84,480	$1,006,080

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2006	236,160
2007	193,920
2008	172,800
2009	172,800
2010	172,800
Thereafter	57,600
Total	$1,006,080

6.                 Investment:

The Company holds a 7% interest in Afilias, Limited (“Afilias”), a private company, which is a consortium of 18 domain name registrars.

7.                 Public Offering:

In August 2005, the Company completed a public offering whereby 3,290,423 shares of common stock (which includes the underwriters’ over-allotment of 2,889,250 shares) were issued and received net proceeds of $1,574,675 (after underwriters’ fees of $177,683 and related offering expenses of $1,209,023).

In addition, certain existing shareholders of Tucows, disposed of 21,823,827 shares of Tucows common stock and received net proceeds of $18,462,958 (after underwriters’ fees of $1,178,487). Tucows did not receive any proceeds from the sale of the shares sold by the selling shareholders.

8.                 1996 Stock Option Plan:

The Company’s 1996 Stock Option Plan was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which may be set aside for issuance under the Plan is 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period.

Details of stock option transactions are as follows:

	Year ended December 31, 2005		Year ended December 31, 2004		Year ended December 31, 2003
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	7,497,586	$0.49	8,665,755	$0.69	7,660,258	$1.12
Granted	228,875	0.88	1,479,250	0.61	6,315,235	0.37
Exercised	(771,555)	0.39	(1,834,275)	0.40	—	—
Forfeited	(450,019)	0.54	(392,735)	0.40	(5,309,738)	0.93
Expired	(7,500)	4.69	(420,409)	5.58	—	—
Outstanding, end of year	6,497,387	$0.51	7,497,586	$0.49	8,665,755	$0.69
Options exercisable, end of year	5,324,655	$0.50	5,211,809	$0.48	6,826,444	$0.78

The stock options expire at various dates through 2015.

As of December 31, 2005, the exercise prices and weighted average remaining contractual life of outstanding options were as follows:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Number exercisable	Weighted average exercise price per share
$0.26-$0.36	719,781	$0.35	7.2	446,832	$0.35
$0.37-$0.50	3,730,256	$0.39	4.0	3,672,322	$0.39
$0.52-$0.91	1,915,956	$0.69	6.7	1,080,982	$0.74
$0.93-$5.94	131,394	$2.19	4.3	124,519	$2.26
	6,497,387			5,324,655

The Company recorded no stock-based compensation for the year ended December 31, 2005, recorded stock-based compensation amounting to $69,737 for the year ended December 31, 2004 as a result of modification of the terms of certain options granted to a former employee and nil for the year ended December 31, 2003. Amortization of deferred stock-based compensation amounted to nil for the year ended December 31, 2005, $20,593 for the year ended December 31, 2004 and $162,704 for the year ended December 31, 2003.

9.                 Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Income for the year before provision for income taxes	$2,620,641	$2,349,906	$2,063,438
Computed expected tax expense	$917,000	$822,000	$722,000
Reduction in income tax expense resulting from:
State income taxes	79,000	75,000	62,000
Permanent differences	35,000	132,000	(254,000)
ITCs recovered	(251,874)	(150,432)	—
Other	(192,101)	(660,000)	—
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(739,000)	(3,369,000)	(530,000)
	$(151,975)	$(3,150,432)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2005 and 2004 are presented below:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Net operating loss carried forward	$5,710,000	$5,883,000
Deferred revenue	4,210,000	3,649,000
Reserves	142,000	312,000
Capital losses	45,000	45,000
Amortization	8,068,000	9,025,000
Total gross deferred tax assets	18,175,000	18,914,000
Less valuation allowance	(15,175,000)	(15,914,000)
Net deferred tax assets	$3,000,000	$3,000,000
Deferred income tax asset, current portion	$1,000,000	$1,000,000
Deferred income tax asset, long-term portion	2,000,000	2,000,000
	$3,000,000	$3,000,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $15.2 million at December 31, 2005 and a valuation allowance in the amount of $15.9 million at December 31, 2004.

As of December 31, 2005, the Company had approximately $15,025,000 of losses available to reduce future years’ U.S. taxable income which expire on various dates between 2018 and 2022. In order to utilize the total gross deferred tax assets, the Company would have to earn taxable income of approximately $49.8 million.

10.   Commitments and contingencies:

(a)   The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next five years. Future minimum payments under these agreements are as follows:

2006	$446,000
2007	335,000
2008	313,000
2009	324,000
2010	336,000
Thereafter	347,000

(b)   In the normal course of operations, the Company is subject to various lawsuits and other claims. The Company believes that the outcome of any of the outstanding claims would not result in a material effect on the Company’s financial position.

(c)   To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts whereby amounts of $600,000 are converted into Canadian dollars on January 10, 2006 and January 26, 2006, an amount of $300,000 is converted into Canadian dollars on January 26, 2006, and amounts of $750,000 are converted into Canadian dollars on a semi-monthly basis from February 2006 and March 2006 at foreign exchange rates varying from 1.1632 to 1.2299. The notional principal of the outstanding Contracts at December 31, 2005 is $4.5 million. As margin security against these Contracts, the Company has placed $60,000 into secured term deposits, which mature on a monthly basis in line with the Contracts and has been reflected as restricted cash on the balance sheet.

11.          Subsequent events:

a)     On January 3, 2006, Tucows.com Co, one of the Company’s wholly owned subsidiaries, acquired substantially all of the hosted messaging assets of Critical Path, Inc., including the customer base, hosted messaging communications infrastructure, and other related assets for up to $8.0 million in cash and the assumption of some related contractual liabilities. Of the total consideration, $1.75 million of the purchase price is being held in escrow, contingent upon certain customer contracts being renewed through October 31, 2006. This acquisition will be accounted for as a business combination by the purchase method. The Company is in the process of obtaining fair value information on the acquired assets and assumed liabilities.

b)     On January 6, 2006, Tucows entered into a series of forward foreign exchange contracts with a notional value of $3.0 million, whereby $750,000 is converted into Canadian dollars on a semi-monthly basis for April and May 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.1595 to U.S.$1:Cdn$1.1609.

c)     On February 15, 2006, Tucows entered into a series of forward foreign exchange contracts with a notional value of $8.5 million, whereby $250,000 is converted into Canadian dollars on July 11, 2006, and $750,000 is converted into Canadian dollars on a semi-monthly basis from July 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.147 to U.S.$1:Cdn$1.1522.

12.          Supplemental information:

(a)   The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Advertising and other revenue	$3,198,110	$3,217,368	$2,046,860
Domain name and ancillary services	45,318,929	41,499,787	35,147,887
	$48,517,039	$44,717,155	$37,194,747

(b)   Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts
2005	$25,000	$26,250	$—	$51,250
2004	30,000	(5,000)	—	25,000
2003	229,938	(116,000)	(83,938)	30,000
Valuation allowance for deferred tax asset:
2005	$15,914,000	$(739,000)	$—	$15,175,000
2004	19,283,000	(3,369,000)	—	15,914,000
2003	19,813,000	(530,000)	—	19,283,000

EXHIBIT INDEX

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated as of December 14, 2005, between Critical Path and Tucows Inc. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ current report on Form 8-K, as filed with the Securities and Exchange Commission (“the SEC”) on December 19, 2005).

3.1	Third Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on September 6, 2001).
3.2

Amended and Restated Bylaws of Tucows Inc.[(2] (Incorporated by reference to exhibit number 3.2 filed with Tucows’ registration statement on Form S-4 (File No. 333-60306) (the “Registration Statement”), as filed with the SEC on May 4, 2001).

10.1

Stock Purchase Agreement, dated as of April 20, 2004, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on May 11, 2004).

10.2

Amendment to Stock Purchase Agreement, dated as of May 3, 2005, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 10.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on May 5, 2005).

10.3

Amended and Restated 1996 Equity Compensation Plan Agreement (Incorporated by reference to Exhibit 4.3 filed with Tucows’ registration statement on Form S-8, as filed with the SEC on November 27, 2001).

10.4*

Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.5*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.6*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.7*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris (Incorporated by reference to Exhibit 10.6 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.8

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.9

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 23, 2005).

10.10*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 23, 2005).

10.11

Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.12

Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

21.1#	Subsidiaries of Tucows Inc.
23.1#	Consent of KPMG LLP.
31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
32.1#	Chief Executive Officer’s Section 1350 Certification.
32.2#	Chief Financial Officer’s Section 1350 Certification.

*                    Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#                 Filed herewith.