Form 10-K/A
period 2005-12-31
TUCOWS INC /PA/
filed 2006-04-11
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2006 was 72,014,173.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) of Tucows, Inc. (the “Registrant”) is being filed (1) to set forth the information required in Part III of Form 10-K; (ii) to re-file the signature page to the Annual Report to correct a typographical error which incorrectly reflected the date of the Annual Report as March 17, 2005 instead of March 17, 2006; and (iii) to remove Exhibits 10.6 and 10.7 from the Exhibit list on the Annual Report, which incorrectly referenced employment agreements for two named executive officers who were no longer employed by the Registrant as of December 31, 2005 and replace those Exhibits with new Exhibits 10.6, 10.7, 10.8 and 10.9, which correctly reference employment agreements for the Registrant’s new named executive officers.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

Stanley Stern	Chairman of the board of directors since August 2001

Mr. Stern, age 49, has been a managing director and head of investment banking with Oppenheimer & Co. Inc. since April 2004.  From February 2002 to March 2004, Mr. Stern served as a managing director and head of investment with C.E. Unterberg, Towbin, an investment banking firm.  From January 2000 to February 2002, Mr. Stern served as managing director of STI Ventures Advisory USA Inc. and as a member of the board of directors and the investment committee of STI Ventures, a venture capital company focusing on the high technology market.  From 1990 until he joined STI Ventures, Mr. Stern served as a managing director of CIBC Oppenheimer.

Eugene Fiume	Director since June 2005

Mr. Fiume, age 48, is Professor and past Chair of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. Mr. Fiume currently sits on the board of the Max-Planck Center for Visual Computing and Communication and is on the advisory board of NGRAIN Corporation.

Erez Gissin	Director since August 2001

Mr. Gissin, age 47, was appointed Vice Chairman of Gilat Satcom Ltd (AIM: GLT), a satellite telecommunication service provider in the developing world in May 2005. From July 2000 until the time of its acquisition by Gilat in 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Network Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers.  From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that owns stock in several telecommunications services, equipment and Internet companies in Israel and elsewhere.  Mr. Gissin is also a director of Partner Communications Ltd (NASDQ: PTNER), Israel’s largest cellular operator.

Allen Karp, Q.C.	Director since October 2005

Mr. Karp, age 65, has been with Cineplex Odeon Corporation since 1986 where he was Chairman until 2002 and Chairman Emeritus from 2002 until 2005. From 1966 until 1986, he was a partner in the law firm of Goodman and Carr LLP. Mr. Karp sits on the boards of directors of Alliance Atlantis Communications Inc. where he serves on its executive and chairs its human resources and compensation committee, Teknion Corporation, where he is lead director and sits on all major committees and the Toronto International Film Festival Group, where he is the chairman and a member of all major committees. He is a trustee of Royal LePage Franchise Services Fund and a director of its management company, the chair of its corporate governance committee and a member of its audit committee. Mr. Karp is also Chairman and a trustee of the IBI Income Fund and sits on its audit committee.

Alan Lipton	Director since August 2001

Mr. Lipton, age 55, has served as President and Chief Executive Officer of Diamond.com, a leading source of certified diamonds, fine jewelry and name brand watches over the Internet since 1999. From 1995 until November 1999, Mr. Lipton operated the Lipton Foundation, a private foundation that contributes to various charitable organizations.

Lloyd Morrisett	Director since February 1994

Dr. Morrisett, age 76, served as a director of Infonautics, Inc., our predecessor, beginning in February 1994 and served as chairman of the board of directors of Infonautics beginning in March 1998 until we merged with a Delaware corporation in August 2001 and became Tucows Inc.  He is the co-founder of the Children’s Television Workshop - now Sesame Workshop - and served from 1969 to 1998 as President of The Markle Foundation, a charitable organization.

Elliot Noss	Director since August 2001

Mr. Noss, age 43, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with a Delaware corporation in August 2001.  From May 1999 until the completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware.  Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

Jeffrey Schwartz	Director since June 2005

Jeffrey Schwartz, age 43, is Executive Vice President and Chief Financial Officer of Dorel Industries, Inc., a global manufacturer of juvenile, recreational, office and home furnishing consumer products. Mr. Schwartz was originally Vice President of the Juvenile division, a position he held until 1989 when the company’s Canadian divisions were merged and he became Vice-President, Finance.  Mr. Schwartz held the position of Vice-President, Finance from 1989 until 2003.

Identification of the Audit Committee

Our Board of Directors has established an Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is currently comprised of three directors: Jeffrey Schwartz (Chairman), Allen Karp and Lloyd Morrisett.

Audit Committee Financial Expert

Our Board of Directors has determined that Jeffrey Schwartz, Chairman of our Audit Committee, is an “audit committee financial expert” as that term is defined in Securities and Exchange Commission regulations. Mr. Schwartz is an independent director within the meaning of the rules of the American Stock Exchange.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten (10) percent of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities.  These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  We believe that, under the SEC’s rules, all required reports for the 2005 fiscal year have been timely filed.

Code of Ethics

Our board of directors has adopted an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the ethics policy for senior officers can be obtained from our Internet web site at http://www.tucowsinc.com, without charge.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

                                                The following table sets forth for the years ended December 31, 2005, 2004 and 2003 information about the compensation for our chief executive officer, Elliot Noss, and our other most highly compensated executive officers, other than our chief executive officer, earning $100,000 or more for the year ended December 31, 2005.  The individuals listed in the following table are referred to as the named executive officers in this proxy statement.  All dollar amounts below are shown in U.S. dollars.  If necessary, amounts that were paid in Canadian dollars during the 2005 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.2085 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for the 2005 fiscal year.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary (1)		Bonus	Securities Underlying Options		All other Compensation (2)

Elliot Noss	2005	$206,868		$230,919	—		$7,447	(3)
President and Chief	2004	$154,321		$68,673	200,000		$6,944	(3)
Executive Officer	2003	$142,430		$179,945	1,964,761	(4)	$6,409 (3	(3)

Michael Cooperman	2005	$173,769		$163,178	—		$7,365	(3)
Chief Financial Officer	2004	$144,676		$53,096	150,000		$6,867	(3)
	2003	$133,528		$127,421	720,225	(5)	$4,914	(3)

David Woroch	2005	$159,040	(6)	$58,297	—		$—
Vice President, Sales	2004	$173,534	(6)	$20,942	60,000		$—
	2003	$128,650	(6)	$5,008	30,000		$—

Judith Fields	2005	$113,500		$47,292	—		$414	(3)
Vice President, Operations	2004	$97,682		$14,583	—		$386	(3)
	2003	$90,402		$8,457	—		$—

Ann Elliott (7)	2005	$44,397		$58,796	—		$1,914	(3)
Vice President, Human Resources	2004	$62,500		$22,052	—		$4,275	(3)
	2003	$57,684		$33,973	—		$2,136	(3)

(1)                                  Salary includes regular salary and commission payments.

(2)           We provide the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to SEC rules.

(3)                                  Represents automobile allowances and Registered Retirement Savings Plan matching benefits.

(4)                                  Includes 1,888,261 replacement options granted on August 6, 2003.

(5)                                  Includes 643,725 replacement options granted on August 6, 2003.

(6)                                  Mr. Woroch’s salary includes commission amounting to $34,919 for 2005, $63,349 for 2004 and $31,620 for 2003 for 2002.

(7)                                  Ms Elliot ceased to be an officer of the Company effective May 31, 2005.

Option Grants in Last Fiscal Year

We did not grant any options to our named executive officers during the fiscal year ended December 31, 2005. However, in connection with the commencement of employment of Alan Chesnais and Carla Goertz as executive officers of the Company, in February 2006 they were granted options to purchase 100,000 shares and 40,000 shares of common stock, respectively.

Fiscal Year-End Option Values

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning exercised options held by the named executive officers at the end of the 2005 fiscal year.

	Shares Acquired	Value realized	Number of Securities Underlying Unexercised Options at Year End (#)		Value of Unexercised In-The- Money Options at Year End ($)(1)
Name	on exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Elliot Noss	—	$—	2,049,548	175,213	$925,738	$52,217
Michael Cooperman	—	$—	780,012	140,213	$345,835	$43,233
Ann Elliott	152,161	$100,697	—	—	$—	$—
David Woroch	—	$—	97,080	55,835	$34,316	$17,176
Judith Fields	—	$—	87,080	35,835	$31,816	$12,176

(1)          Based on the closing price per share of our common stock on the AMEX on December 31, 2005 of $0.83, minus the exercise price per share, multiplied by the number of shares of common stock underlying the option.

Compensation of Directors

Directors who are employees receive no additional or special compensation for serving as directors.  Under the terms of our amended and restated 1996 equity compensation plan, we make formula grants of nonqualified stock options to our non-employee directors and members of committees of our board of directors as described below.  All options granted under the formula grants are immediately exercisable, have an exercise price equal to the fair market value on the date of grant and have a five-year term.

•                  on the date each non-employee director becomes a director, he or she is granted options to purchase 15,000 shares of our common stock;

•                  on the date each director becomes a member of a committee of our board of directors, he or she is granted options to purchase 10,000 shares of our common stock with respect to each committee on which he or she sits;

•                  on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately after the annual election of directors will receive an automatic grant of options to purchase 5,000 shares of our common stock; and

•                  on each date on which we hold our annual meeting of shareholders, each member of a committee of our board of directors in office immediately after the annual election of directors will receive an automatic grant of options to purchase 5,000 shares of our common stock.

Effective as of January 1, 2004, non-employee directors who serve as members of our audit committee receive an annual fee of $12,000 and non-employee directors who serve on our compensation committee receive an annual fee of $6,000.  In addition, non-employee directors who physically attend board meetings receive a fee of $3,000 for each meeting attended.  We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or its committees.

Employment Agreements

Effective January 2003, we entered into new employment agreements with Messrs. Noss and Cooperman. Mr. Noss’ employment agreement provides for an annual base salary of $165,500 and Mr. Cooperman’s employment agreement provides for an annual base salary of $155,000.  Under the employment agreements, Mr. Noss and Mr. Cooperman are also eligible to receive an annual bonus payable at our board of directors’ sole discretion.  Both of the employment agreements provides for an annual review of the executives’ compensation by the compensation committee of our board of directors. Mr. Noss is currently paid a base salary of $233,000 and is eligible for an annual bonus of $116,500. Mr. Cooperman is currently paid a base salary of $186,500 and is eligible for an annual bonus of $80,000. Both of these agreements are for an indefinite term.

Messrs Noss and Cooperman’s employment agreements are subject to early termination by us due to:

•                  the death or disability of the executive;

•                  for “cause;” or

•                  without “cause.”

If we terminate Mr. Noss without “cause,” he is entitled to receive 12 months of compensation plus one month of compensation for each year of service, to a maximum of 18 months of compensation.  If we terminate Mr. Cooperman’s employment without “cause,” he is entitled to receive six months of compensation plus one month of compensation for each year of service.  For purposes of the employment agreements, “cause” is defined to mean the executive’s conviction (or plea of guilty or nolo contendere) for committing an act of fraud, embezzlement, theft or other act constituting a felony or willful failure or an executive’s refusal to perform the duties and responsibilities of his position, which failure or refusal is not cured within 30 days of receiving a written notice thereof from our board of directors.

                                                Under the employment agreements, both of the foregoing executives is also entitled to the change in control benefits described in the following paragraph if:

•                  the executive resigns with or without “good reason” within the 30-day period immediately following the date that is six months after the effective date of the “change in control;” or

•                  within 18 months after a “change in control” and executive’s employment is terminated either:

•                  without “cause;” or

•                  by resignation for “good reason.”

If an executive’s employment is terminated following a change in control under the circumstances described in the preceding paragraph, the executive is entitled to receive a lump sum payment based upon the fair market value of Tucows on the effective date of the “change in control” as determined by our board of directors in the exercise of good faith and reasonable judgment taking into account, among other things, the nature of the “change in control” and the amount and type of consideration, if any, paid in connection with the “change in control.”  Depending on the fair market value of Tucows, the lump sum payments range from $375,000 to $2 million in the case of Mr. Noss, and from $187,500 to $1 million in the case of Mr. Cooperman. In addition to the lump sum payments, all stock options held by the executive officers will be immediately and fully vested and exercisable as of the date of termination.

A “change in control” is generally defined as:

•                  the acquisition of 50% or more of our common stock;

•                  a change in the majority of our board of directors unless approved by the incumbent directors (other than as a result of a contested election); and

•                  certain reorganizations, mergers, consolidations, liquidations, or dissolutions, unless certain requirements are met regarding continuing ownership of our outstanding common stock.

“Good reason” is defined to include the occurrence of one or more of the following:

•                  the executive’s position, management responsibilities or working conditions are diminished from those in effect immediately prior to the change in control, or he is assigned duties inconsistent with his position;

•                  the executive is required to be based at a location in excess of 30 miles from his principal job location or office immediately prior to the change in control;

•                  the executive’s base compensation is reduced, or the executive’s compensation and benefits taken as a whole are materially reduced, from those in effect immediately prior to the change in control; or

•                  we fail to obtain a satisfactory agreement from any successor to assume and agree to perform our obligations to the executive under his employment agreement.

Effective March 17, 2000, we entered into an executive compensation agreement with Dave Woroch, our current Vice President, Sales.  The agreement provides for a base salary of $91,000 per year, an annual bonus payment of up to $21,000 and the grant of stock options to purchase 30,000 shares of our common stock. These options vest in accordance with our option plan and are currently fully vested. Mr. Woroch is currently paid a base salary of $144,000 and is entitled to an annual bonus of $93,000. Upon termination without cause, Mr. Woroch is entitled to a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional year of service.  Severance payments are payable in equal installments over a six month period.  Mr. Woroch is bound by a standard non-competition covenant for a period of twelve months following his termination.

Effective September 18, 2000, we entered into an employee compensation agreement with Judy Fields, our current Vice President, Operations.  The agreement provides for a base salary of $107,500 per year, an annual bonus payment of up to $15,500 and the grant of stock options to purchase 30,000 shares of our common stock. Ms Fields is currently paid a base salary of $127,000 and is entitled to an annual bonus of $25,500.These options vested in accordance with our option plan are currently fully vested.  Ms. Fields is entitled to six months’ notice of termination or six months’ pay in lieu of notice in the event of termination without cause.  Ms. Fields is bound by a standard non-competition covenant for a period of twelve months following his termination.

Effective as of June 20, 2005, we entered into a letter agreement with Carla Goertz, our current Vice President, Human Resources. The letter provides for a base salary of $107,500 per year, an annual bonus of up to $25,000 and the grant of stock options to purchase 40,000 of our common stock. These options begin to vest in accordance with our stock option plan. Ms Goertz is currently paid a base salary of $118,600 and is entitled to an annual bonus of $25,000. Ms Goertz is entitled to receive, as severance, six months’ salary in the event that her position is terminated for any reason other than cause, plus one additional months’ salary for each completed year of service.

Effective as of June 6, 2005, we entered into a letter agreement with Alain Chesnais, our current Vice President, Engineering. The letter provides for a base salary of $165,000 per year, an annual bonus payment of up to $62,000 and the grant of stock options to purchase 100,000 shares of our common stock. These options begin to vest in accordance with our stock option plan. Mr. Chesnais is entitled to receive, as severance, six months’ salary in the event that his position is terminated for any reason other than cause, plus one additional months’ salary for each completed year of service.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of our board of directors during the 2005 fiscal year were Stanley Stern, Lloyd Morrisett and Jeffrey Schwartz.  Mr. Schwartz became a member of the committee following our annual general meeting in June 2005. None of the members of our compensation committee or audit committee has ever been an officer or employee of ours or any of our subsidiaries.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                                The following table sets forth the beneficial ownership of our common stock, as of March 31, 2006, by each of our named executive officers, each of our directors, any person who is known to us to be the beneficial owner of more than five percent of any class of our voting securities, as well as by all of our directors and executive officers as a group.  The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table.  Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 31, 2006	Total Common Stock Beneficially Owned	Percent of Class (1)
Executive officers and directors
Elliot Noss	376,197	(2)	2,080,087	2,456,284	3.3%
Michael Cooperman	90,715		805,136	895,851	1.2%
David Woroch	93,050		107,079	200,129	*
Judith Fields	—		94,579	94,579	*
Ann Elliott	114,759	(3)	—	114,759	*
Stanley Stern	138,850		238,050	376,900	*
Erez Gissin	—		35,000	35,000	*
Alan Lipton	—		35,000	35,000	*
Lloyd Morrisett	50,000	(4)	85,000	135,000	*
Jeffrey Schwartz	—		35,000	35,000	*
Eugene Fiume	—		15,000	15,000	*
Allen Karp	—		25,000	25,000	*

Beneficial owners of more than 5%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	8,907,000	(5)	—	8,907,000	12.4%
Mark Cuban 5424 Deloache Avenue Dallas, TX 75220	6,111,700	(6)	—	6,111,700	8.5%
Diker GP, LLC 745 Fifth Avenue, Suite 1409 New York, New York 10151	5,975,550	(7)	—	5,975,550	8.3%
Parman Holding Corp c/o Onyx Financial Advisors SA 25, Voie de Traz Chambre 1101 Port Franc, Batiment Aerogare Fret 1211 Geneva 5, Switzerland	3,702,810	(8)	—	3,702,810	5.1%

All directors and executive officers as a group (14 persons)	843,571		3,554,931	4,418,502	5.7%

*                 Less than 1%.

(1)          Based on 72,004,397 shares outstanding as of March 16, 2006, adjusted for shares of stock beneficially owned but not yet issued.

(2)          Includes an aggregate of 86,869 shares of common stock owned by two separate family trusts of which Mr. Noss is the trustee.

(3)          Ann Elliot ceased to be an officer of the Company on May 31, 2005. Based on information provided by Ann Elliot on April 5, 2006.

(4)          These shares of common stock are owned jointly by Dr. Morrisett and his wife.

(5)          As disclosed on Schedule 13G filed with the SEC on February 14, 2006.

(6)          As disclosed on Schedule 13D filed with the SEC on August 22, 2006.

(7)          As disclosed on Schedule 13G filed with the SEC on February 15, 2006. As the sole general partner of the Diker Funds, Diker GP, has the power to vote and dispose of the shares of the Common Stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreements, Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. The Reporting Persons disclaim all beneficial ownership, however, as affiliates of a Registered Investment Adviser, and in any case disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The Reporting Persons have elected to file Schedule 13G nonetheless.

(8)          The information in the table and in this note is based on information provided by Parman Holding Corp. A Lichtenstein Foundation held for the benefit of Benyamin Steinmetz is the owner of Parman Holding Corp. Mark Bonnant, Peter Goop and Rothschild Trust (Guernsey) Ltd., being the foundation council members of the Liechtenstein Foundation have voting and investment control over the securities owned by Parman Holding Corp.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,497,387	$0.51	870,654
Equity compensation plans not approved by security holders	—	—	—
Total	6,497,387	$0.51	870,654

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2005 and 2004 are set forth below:

	2005 Fees	2004 Fees
Audit Fees (1)	$314,850	$131,000
Audit-Related Fees	—	—
Tax Fees (2)	63,400	96,400
All Other Fees (3)	33,000	—
Total Fees	$411,250	$227,400

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of the Company’s quarterly reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting and review services.

(3)	Consists of fees and expenses for valuation services related to the Company’s intellectual property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCOWS INC.

	BY:	/S/ ELLIOT NOSS
Elliot Noss
Name: Elliot Noss
Date: March 17, 2006		Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT NOSS	President, Chief Executive Officer (Principal
Elliot Noss	Executive Officer) and Director	March 17, 2006

/s/ MICHAEL COOPERMAN	Chief Financial Officer (Principal Financial
Michael Cooperman	and Accounting Officer)	March 17, 2006

/s/ STANLEY STERN
Stanley Stern	Director	March 17, 2006

/s/ EUGENE FIUME
Eugene Fiume	Director	March 17, 2006

/s/ EREZ GISSIN
Erez Gissin	Director	March 17, 2006

/s/ ALAN LIPTON
Alan Lipton	Director	March 17, 2006

/s/ LLOYD N. MORRISETT
Lloyd N. Morrisett	Director	March 17, 2006

/s/ JEFFREY SCHWARTZ
Jeffrey Schwartz	Director	March 17, 2006

/s/ ALLEN KARP
Allen Karp	Director	March 17, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCOWS INC.

	BY:	/S/ ELLIOT NOSS
Elliot Noss
Name: Elliot Noss
Date: April 11, 2006		Title: Chief Executive Officer and President

Exhibit No.	Description

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

3.2

Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to exhibit number 3.2 filed with Tucows’ registration statement on Form S-4 (File No. 333-60306) (the “Registration Statement”), as filed with the SEC on May 4, 2001).

10.1

Stock Purchase Agreement, dated as of April 20, 2004, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on May 11, 2004).

10.2

Amendment to Stock Purchase Agreement dated as of May 3, 2005, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 10.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on May 5, 2005).

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

10.6#*	Offer Letter dated June 8, 2005 between Tucows.com Co. and Alain Chesnais.

10.7#*	Offer Letter dated June 21, 2005 between Tucows.com Co. and Carla Goertz.

10.8#*	Employee Compensation Agreement dated September 18, 2000 between Tucows.com Co. and Judy Fields.

10.9#*	Executive Compensation Agreement dated March 17,2000 between Tucows.com Co. and Dave Woroch.

10.10

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.11

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 23, 2005).

10.12*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 23, 2005).

10.13

Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.14

Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

21.1	Subsidiaries of Tucows Inc. (Incorporated by reference to Exhibit 21.1 filed with Tucows’ report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 17, 2006).

23.1	Consent of KPMG LLP (Incorporated by reference to Exhibit 23.1 filed with Tucows’ report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 17, 2006).

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1

Chief Executive Officer’s Section 1350 Certification (Incorporated by reference to Exhibit 32.1 filed with Tucows’ report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 17, 2006).

32.2

Chief Financial Officer’s Section 1350 Certification (Incorporated by reference to Exhibit 32.2 filed with Tucows’ report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 17, 2006).

*                                         Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#                                         Filed herewith.