Form 10-Q
period 2006-03-31
TUCOWS INC /PA/
filed 2006-05-11
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer”  in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of May 8, 2006, there were 72,048,130 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2006	2005
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$11,120,593	$17,348,088
Short-term investments	72,000	1,771,569
Restricted cash	612,500	60,000
Interest receivable	1,980	39,574
Accounts receivable, net of allowance for doubtful accounts of $61,250 as of March, 2006 and $51,250 as of December 31, 2005	3,266,971	1,439,329
Prepaid expenses and deposits	2,489,602	1,999,820
Prepaid fees for domain name registry and other Internet services fees, current portion	19,791,804	18,175,988
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	38,355,450	41,834,368

Prepaid fees for domain name registry and other Internet services fees, long-term portion	8,399,171	7,701,939
Deferred acquisition costs	—	46,034
Property and equipment	3,906,981	1,542,671
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets	2,099,247	1,006,080
Goodwill	5,008,428	1,951,067
Investment	353,737	353,737
Cash held in escrow	2,347,217	621,412
Total assets	$62,470,231	$57,057,308

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,147,862	$1,655,195
Accrued liabilities	2,905,178	1,417,035
Customer deposits	2,424,471	2,276,637
Deferred revenue, current portion	29,082,673	26,790,166
Accreditation fees payable, current portion	758,597	651,811
Total current liabilities	37,318,781	32,790,844

Deferred revenue, long-term portion	11,995,519	11,079,537
Accreditation fees payable, long-term portion	119,263	94,785

Stockholders’ equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—

Common stock - no par value, 250,000,000 shares authorized; 72,014,173 shares issued and outstanding as of March 31, 2006 and 71,945,303 shares issued and outstanding as of December 31, 2005	12,434,712	12,403,422
Additional paid-in capital	50,132,066	50,061,866
Deficit	(49,530,110)	(49,373,146)
Total stockholders’ equity	13,036,668	13,092,142
Total liabilities and stockholders’ equity	$62,470,231	$57,057,308

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2006	2005
	(unaudited)

Net revenues	$15,287,120	$11,801,706

Cost of revenues (*) (including depreciation of $524,919 and amortization of $38,540 for the three months ended March 31, 2006 and depreciation of $81,937 and amortization of $19,290 for the three months ended March 31, 2005)	10,491,313	7,322,432
Gross profit	4,795,807	4,479,274

Operating expenses:
Sales and marketing (*)	1,459,156	1,352,454
Technical operations and development (*)	2,320,716	1,322,785
General and administrative (*)	1,619,053	1,390,762
Depreciation of property and equipment	37,050	159,936
Amortization of intangible assets	93,293	39,750
Total operating expenses	5,529,268	4,265,687

Income from operations	(733,461)	213,587

Other income:
Interest income, net	102,891	77,248
Other income	473,606	—
Total other income	576,497	77,248

(Loss) income before provision for income taxes	(156,964)	290,835
Provision for (recovery of) income taxes	—	(151,975)

Net (loss) income for the period	$(156,964)	$442,810

Basic (loss) earnings per common share	$—	$0.01

Shares used in computing basic (loss) earnings per common share	71,980,393	66,883,487

Diluted (loss) earnings per common share	$—	$0.01

Shares used in computing diluted (loss) earnings per common share	71,980,393	71,604,368

(*) Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$2,400	$—
Sales and marketing	$17,400	$—
Technical operations and development	$23,700	$—
General and administrative	$26,700	$—

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2006	2005

Cash provided by (used in):
Operating activities:
Net (loss) income for the year	$(156,964)	$442,810
Items not involving cash:
Depreciation of property and equipment	561,969	241,873
Amortization of intangible assets	131,833	59,040
Unrealized change in the fair value of forward exchange contracts	182,944	107,628
Stock-based compensation	70,200	—
Change in non-cash operating working capital:
Interest receivable	37,594	256
Accounts receivable	(1,827,642)	(151,853)
Prepaid expenses and deposits	3,413	327,336
Prepaid fees for domain name registry and other Internet services fees	(2,313,048)	(2,002,215)
Accounts payable	492,667	42,962
Accrued liabilities	1,327,080	(1,010,791)
Customer deposits	147,834	(78,127)
Deferred revenue	3,044,520	2,505,489
Accreditation fees payable	131,264	170,857

Cash provided by operating activities	1,833,664	655,265

Financing activities:
Proceeds received on exercise of stock options	28,009	181,023

Cash provided by financing activities	28,009	181,023

Investing activities:
Additions to property and equipment	(886,279)	(200,908)
Decrease in investment in short-term investments	1,699,569	—
(Increase) decrease in restricted cash - being margin security against forward exchange contracts	(552,500)	460,398
Acquisition of Hosted Messaging Assets, net of cash acquired	(6,583,454)	—
(Increase) decrease in cash held in escrow	(1,766,504)	(3,716)
Cash (used in) provided by investing activities	(8,089,168)	255,774

(Decrease) increase in cash and cash equivalents	(6,227,495)	1,092,062
Cash and cash equivalents, beginning of period	17,348,088	13,914,988
Cash and cash equivalents, end of period	$11,120,593	$15,007,050

Supplemental cash flow information:
Interest paid	$—	$300

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), provides Internet services and downloadable software through a global network of service providers, including web hosting companies and other providers of services over the Internet. Tucow’s services include domain registration services, digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services, blogware and website building tools.

The accompanying unaudited interim consolidated balance sheet, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2006 and the results of operations and cash flows for the interim periods ended March 31, 2006 and 2005.

The accompanying interim consolidated financial statements have been prepared by Tucows without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and notes normally provided in annual financial statements. Except as outlined in note 2, these interim financial statements follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto of Tucows for the year ended December 31, 2005 included in Tucows 2005 Annual Report on Form 10-K filed with the SEC on March 17, 2006.

Tucows considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Tucows maintains its cash balances in highly rated financial institutions. At times, such cash balances exceed the Federal Deposit Insurance Corporation limit.

Tucows’ short-term investments are invested in United States Treasury Bonds, Certificates of Deposit and Commercial Papers. These short-term investments are reported at amortized cost, while any accrued interest on these investments is included in Other Income within Tucows’ Consolidated Statements of Operations, and in Accounts Receivable, on Tucows’ Consolidated Balance Sheets.

Certain comparatives have been reclassified to conform with the current year’s presentation.

2.             NEW ACCOUNTING POLICIES:

The following new accounting policy was adopted by Tucows in the three months ended March 31, 2006:

Share-based payment.

On January 1, 2006, Tucows adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transitional approach. Previously, Tucows had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Under the modified prospective transitional approach, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the date of adoption of SFAS 123R. In addition, share-based compensation is recognized, subsequent to the date of adoption of SFAS 123R, for the remaining portion of unvested outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and Tucows continues to provide pro forma disclosure as if it had accounted for employee share-based payments in all periods prior to the adoption of SFAS 123R in accordance with the fair value provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, which is presented below.

Tucows measures share-based compensation costs on the grant date, based on the calculated fair value of the award. Tucows has elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in Tucows’ circumstances is the stated

vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted to the vesting date once actual forfeitures are known.

Had Tucows adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

Three months ended March 31,
2005
(unaudited)

Net income, as reported	$442,810

Add stock-based employee compensation expense included in reported net income, net of tax	—

Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(83,287)
Net income, pro forma	$359,523
Earnings per common share, as reported	$0.01
Earnings per common share, pro forma	$0.01

Refer to Note 9 “Share-Based Payments” in these condensed consolidated financial statements for details of stock options and share-based compensation cost recorded during the three months ended March 31, 2006.

3. INVESTMENT:

Investments over which Tucows is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is not temporary has occurred.

The Company holds a 7% interest in Afilias, Limited (“Afilias”), a private company, which is a consortium of 18 domain name registrars.

4. ACQUISITION OF THE HOSTED MESSAGING ASSETS FROM CRITICAL PATH INC. :

On January 3, 2006 Tucows.com Co, one of Tucows’ wholly owned subsidiaries, completed the purchase of the Hosted Messaging Assets from Critical Path, Inc. for a purchase price of $6.25 million in cash. An additional $1.75 million of consideration is being held in escrow, and is payable by Tucows, contingent on certain future customer orders being renewed through October 2006. This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

The total aggregate consideration paid at January 3, 2006 amounting to $6,629,488 is composed of:

•      $6,250,000 paid in cash, and

•      $379,488 of transaction costs.

The preliminary allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Prepaid expenses and deposits	$570,704
Property and equipment	2,040,000
Intangible asssets	1,225,000
Goodwill	3,013,381
Total assets acquired		6,849,085

Accruals	55,628
Deferred revenue	163,969
Total liabilities		219,597

Purchase price		$6,629,488

The allocation of the purchase price is subject to revision to give effect to certain working capital adjustments and pre-acquisition contingencies that may become resolved during subsequent periods.

Intangible assets relate to acquired technology and customer relationships, and will be amortized over their respective lives of 2 and 5 years respectively.

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three months ended March 31, 2005, as if the acquisition had occurred at the beginning of the quarter. Pro-forma information for March 31, 2006 has not been presented as the acquisition was made as of January 3, 2006.

(in thousands)	March 31, 2005
Net revenue	$15,799
Loss for the period	$(2,964)
Loss per common share	$(0.04)

5. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

The Company’s basic earnings (loss) per common share have been calculated by dividing net income (loss) by the weighted average number of common shares outstanding.

The diluted earnings (loss) per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods.

All of the options to purchase shares of common stock were antidilutive and are not included in the diluted loss per share calculation for the three months ended March 31, 2006, due to either the exercise price being greater than the average fair market price, or to Tucows incurring a net loss for the period.

6. SUPPLEMENTAL INFORMATION:

	Three months ended March 31,
	2006	2005
	(unaudited)

Domain name and other internet services	$14,443,112	$10,820,331
Advertising and other revenue	844,008	981,375
	$15,287,120	$11,801,706

7. COMMITMENTS AND CONTINGENCIES:

A summary of our contractual obligations and commercial commitments as of March 31, 2006 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Contractual Lease Obligations	1,909,000	352,000	641,000	657,000	259,000
Purchase Obligations	299,000	295,000	4,000	—	—

Total	2,208,000	647,000	645,000	657,000	259,000

8. STOCKHOLDERS’ EQUITY:

The following table summarizes stockholders’ equity transactions for the three months ended March 31, 2006:

	Common stock		Additional paid in capital	Deficit	Total stockholders’ equity (deficiency)
	Number	Amount

Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	65,301	28,009	—	—	28,009
Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Stock-based compensation	—	—	70,200	—	70,200
Net loss for the period	—	—	—	(156,964)	(156,964)
Balances, March 31, 2006	72,014,173	$12,434,712	$50,132,066	$(49,530,110)	$13,036,668

9. SHARE-BASED PAYMENTS

Summary of Outstanding Stock Options

As of March 31, 2006, options to purchase an aggregate of 6,592,217 Common Shares are outstanding under the Company’s 1996 Stock Option Plan. No further Common Shares may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to date of grant.

A summary of option activity under the Company’s stock option plans for the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)

Outstanding at December 31, 2005	6,497,387	$0.51

Granted	233,000	0.94
Exercised	(65,301)	0.43
Forfeited or expired	(72,869)	0.54

Outstanding at March 31, 2006	6,592,217	$0.52	5.05	$2,342

Exercisable at March 31, 2006	5,404,886	$0.50	4.30	$2,048

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R and United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the three months ended March 31, 2006, the weighted-average fair value of options granted, as of the grant date, was $0.83, using the following weighted average assumptions: expected volatility of 121%; risk-free interest rate of 4.5%; expected dividend yield of 0%; and expected life of 6 years. 233,000 options were granted during the three months ended March 31, 2006.

For the three months ended March 31, 2005, the weighted-average fair value of options granted, as of the grant date, during the periods was $.72, using the following weighted-average assumptions: expected volatility of 128%; risk-free interest rate of 3.8%, expected dividend yield of 0%; and expected life of 4 years.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to January 1, 2006 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the notes to the audited consolidated financial statements in the Company’s Forms 10-K or in the notes to the unaudited condensed consolidated financial statements in the Company’s Forms 10-Q. As of December 31, 2005, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $1.0 million, before adjusting for estimated forfeiture-, which will be recognized over a weighted average period of approximately 1.8 years.

Share-based compensation expense included in the statement of operations for the three months ended March 31, 2006 was $70,200. The Company has not capitalized any share-based compensation expense as part of the cost of an asset. The impact of adoption of SFAS 123R, for the three month period ended March 31, 2006, was an increase in net loss of $70,200, and did not impact basic and diluted loss per share.

10. RECENT ACCOUNTING PRONOUNCEMENTS:

There have been no new accounting pronouncements during the three months ended March 31, 2006 that are expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements.

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

•  Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues; and

•  Pending or new litigation.

In addition, you should refer to the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

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

OVERVIEW

We provide Internet services and downloadable software through a global distribution network of more than 6,000 customers, or Service Providers, in more than 100 countries. We are an accredited registrar with the Internet Corporation for Assigned Names and Numbers, or ICANN, and we generate revenue primarily through the provision of domain registration and other Internet services to Service Providers who offer such services to their own customers in a process known as wholesale distribution

Our distribution network of Service Providers is comprised primarily of web hosting companies, Internet Service Providers, or ISPs, and providers of other services over the Internet. These Service Providers typically provide their customers, the end-users of the Internet, with a critical component to enable their use of the Internet. End-users typically consist of individuals and businesses ranging from small businesses to large corporations.

Net Revenues

We generate net revenues primarily through the provision of domain registration and other Internet services. Additional revenue is generated from advertising and other services.

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues have been derived from the sale of services provided as an accredited domain registrar. As of March 31, 2006, we offered registration services for the generic top-level domains, or gTLDs, ..com, .net, .org, .info, .name and .biz and for the country code top-level domains, or ccTLDs .at, .be, .ca, .cc, .ch, .cn, .de, .eu, .fr, .it, .nl, .uk, ..tv, and .us.

We receive revenues for each domain registration or other Internet service processed through our system by Service Providers.

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

Other Internet services currently consist of the sale of expiring domain names and digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services, blogware and website building tools which are used by our Service Providers to create bundles of Internet services for their end-users. We earn fees when a service is activated. Other Internet services are generally purchased for terms of one month to three years. Payments for domain registrations and other Internet services are for the full term of all services at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

On a retail basis, we offer Internet services directly to end-users through our Domain Direct division. These services include domain registration and other Internet services such as email, blogware, hosting and website creation. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its website. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

Advertising and other revenue

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, www.tucows.com, as well as from traffic and search sessions originating on our portfolio of domain names.

Our software libraries advertising revenue is generated from third-party advertisers and from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center, or ARC, to submit their products for inclusion in our software libraries and to purchase promotional placement of their software in the library categories, as well as purchase other promotional services on a cost-per-click through or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies who contract with us to provide them with co-branded content.

In February, 2006 we launched a program designed to generate value out of our portfolio of expiring domain names. This portfolio of domain names generates pageviews and search traffic, primarily from Internet users typing domain names into their browser, which then resolve to web pages that provide clickable results intended to match the Internet users’ needs. This traffic generates revenue on a pay-per-click basis through our partnership with third-parties who provide syndicated pay-per-click results.

Advertising and other revenue is recognized ratably over the period in which it is presented.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Notes 1, 2 and 9 to the unaudited consolidated financial statements for the three months ended March 31, 2006 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from:

•  Domain registration fees on both a wholesale and retail basis and other Internet services; and

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

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, www.tucows.com as well as from traffic and search sessions originating on our portfolio of domain names. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

Accounting for stock based employee compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the vesting period. The estimation of stock awards that will ultimately vest requires judgement, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

NET REVENUES

	Three months ended March 31,
	2006	2005
Net revenues	$15,287,120	$11,801,706
Increase over prior period	$3,485,414
Increase - percentage	30%

Total net revenues for the three months ended March 31, 2006 increased to $15.3 million from $11.8 million for the three months ended March 31, 2005.

During the three months ended March 31, 2006, no customer accounted for more than 10% of billed revenue, and one customer accounted for 14% of accounts receivable at March 31, 2006. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for the three months ended March 31, 2006 increased by $3.6 million, or 33.5%, to $14.4 million from $10.8 million for the three months ended March 31, 2005, primarily as a result of increased volumes from new and existing customers and the additional revenue we earned during the three months ended March 31, 2006 from the Hosted Messaging Assets we acquired from Critical Path in January 2006.

During the three months ended March 31, 2006, the number of domain names that we processed increased by 200,000 to 1.3 million new, renewed and transferred-in domain name registrations, compared to the three months ended March 31, 2005. These increases were due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to 71% for the three months ended March 31, 2006 compared to 69% for the three months ended March 31, 2005.

During the three months ended March 31, 2006, revenue from domain names, including Domain Direct, comprised 76.0% of total revenue, compared to 84.5% for the three months ended March 31, 2005. This percentage decrease primarily resulted from the recognition of revenues from the newly acquired Hosted Messaging Assets. This resulted in revenue from other Internet services increasing to 18.5% of total revenue for the three months ended March 31, 2006, compared to 7.2% for the three months ended March 31, 2005.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. During the three months ended March 31, 2006, the total number of domain names under our management increased by 600,000 to 5.1 million, compared to the three months ended March 31, 2005. As of March 31, 2006 and 2005 we provided provisioning services to five registrars on a monthly basis, who use our technical systems to process domain registrations with their accreditation. As of March 31, 2006, we managed 942,000 domain names, compared to 412,000 at March 31, 2005, on their behalf.

Deferred revenue from domain name registrations and other Internet services at March 31, 2006 increased to $41.1 million from $35.7 million at March 31, 2005.

Advertising and other revenue

Advertising and other revenue for the three months ended March 31, 2006 decreased by $136,000, or 13.9%, to $845,000 from $981,000 for the three months ended March 31, 2005. This decrease primarily resulted from the significant redesign of our software download website that we undertook during the second quarter of 2005.

During the three months ended March 31, 2006, revenue from advertising and other revenue comprised 5.5% of total revenue, compared to 8.3% for the three months ended March 31, 2005. This percentage decrease was primarily the result of the increase in our other Internet services revenue during the three months ended March 31, 2006.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration and other Internet services, advertising and other revenue and network costs.

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Costs of revenues for other Internet services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided. We have minimal direct cost of revenues associated with our advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of our gross profit of the same amount. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of all our services. Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of our network.

	Three months ended March 31,
	2006	2005
Cost of revenues	$10,491,313	$7,322,432
Increase over prior period	$3,168,881
Increase - percentage	43%
Percentage of net revenues	69%	62%

Cost of revenues for the three months ended March 31, 2006 increased to $10.5 million from $7.3 million for the three months ended March 31, 2005, primarily as a result of the additional network costs incurred during the three months ended March 31, 2006 of $1.5 million, which includes $340,000 of transitional costs that we incurred in connection with our acquisition of the Hosted Messaging Assets of Critical Path, relating to operational knowledge transfer from Critical Path employees who were not part of the acquisition. In addition, included in the increased network costs was additional depreciation and amortization for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 in the amount of $462,000. Higher costs attributable to higher volumes of domain registrations and other Internet services incurred during the three months ended March 31, 2006 comprise the remaining $1.7 million of this increase.

Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered. Registry fees are recorded as prepaid domain registry fees and are recognized ratably over the term of provision of the service. Other Internet service costs and ICANN accreditation transaction fees are generally paid either monthly or quarterly. Services provided over periods longer than one month are recognized ratably over the term of provision of the service.

We anticipate that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain registration and other Internet services.

During the three months ended March 31, 2006, cost of revenues, excluding network costs, pertaining to domain names, including Domain Direct, comprised 76.3% of total cost of revenues, compared to 89.7% for the three months ended March 31, 2005. During the three months ended March 31, 2006, direct cost of revenues pertaining to other Internet services comprised 5.7% of total cost of revenues, compared to 4.6% for the three months ended March 31, 2005.

Prepaid domain registration and other Internet services fees at March 31, 2006 increased by $4.1 million, to approximately $28.2 million from $24.1 million at March 31, 2005.

Cost of revenues includes the costs of network operations. These costs for the three months ended March 31, 2006 increased by $1.5 million, or 351%, to $1.9 million from $400,000 for the three months ended March 31, 2005. Network costs for the three months ended March 31, 2005 included $525,000 of depreciation reflecting the additional infrastructure we acquired as part of the asset purchase from Critical Path in January 2006, compared to $82,000 of depreciation, for the three months ended March 31, 2005. This increase was primarily attributable to the additional data center operational costs we incurred to support our hosted email infrastructure that we acquired as part of our acquisition of the Hosted Messaging Assets of Critical Path and the $344,000 of transitional costs noted earlier.

The cost of network operations consists of the expenses associated with the operation and management of our data centers, including depreciation, communication costs, equipment maintenance, and employee and related costs, including stock based compensation, directly associated with the management and maintenance of our network. We expect network operations costs to increase as we expand and enhance our service offerings and our network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2006	2005
Sales and marketing	$1,459,156	$1,352,454
Increase over prior period	$106,702
Increase - percentage	8%
Percentage of net revenues	10%	11%

Sales and marketing expenses during the three months ended March 31, 2006 increased to $1.5 million compared to $1.4 million during the three months ended March 31, 2005.

The increase was primarily the result of additional people costs of $70,000, including $17,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006 and additional staffing requirements incurred mainly to support our expanded Hosted Messaging assets. In addition, in connection with our recent acquisition of our Hosted Messaging Assets, we incurred transitional costs in the amount of $33,000 relating to knowledge transfer.

We believe that sales and marketing expenses will continue to increase, in absolute dollars, as we adjust our marketing programs and sales strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names and other Internet services and to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Three months ended March 31,
	2006	2005
Technical operations and development	$2,320,716	$1,322,785
Increase over prior period	$997,931
Increase - percentage	75%
Percentage of net revenues	15%	11%

Technical operations and development expenses for the three months ended March 31, 2006 increased to $2.3 million compared to $1.3 million during the three months ended March 31, 2005.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by $497,000, including $23,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006 and reflects our ongoing commitment to enhance and extend our OpenSRS platform, as well as the additional resources required to integrate and support our Hosted Messaging service. In addition, in connection with our recent acquisition, we incurred transitional costs relating to knowledge transfer in the amount of $390,000 during the three months ended March 31, 2006.

Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $64,000 to $35,000 compared to the three months ended March 31, 2005, which also contributed to the increase in technical operations and development expenses for the three months ended March 31, 2006.

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

	Three months ended March 31,
	2006	2005
General and administrative	$1,619,053	$1,390,762
Increase over prior period	$228,291
Increase - percentage	16%
Percentage of net revenues	11%	12%

General and administrative expenses for the three months ended March 31, 2006 increased to $1.6 million compared to $1.4 million during the three months ended March 31, 2005.

The increase in general and administrative expenses resulted from an increases in people related costs including contract and outside service costs, of $169,000, including $27,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006, and as a result of additional people costs, including contract and outside services, that were required to meet our increased infrastructure.

In addition, in connection with our recent acquisition of the Hosted Messaging Assets of Critical Path, we incurred transition costs included in general and administrative expenses in the amount of $52,000. These were incurred primarily to facilitate customer billing through our transitional phase.

During the three months ended March 31, 2006, facility costs increased by $43,000 when compared to the three months ended March 31, 2005. We also recorded a foreign exchange loss of approximately $88,000 for the three months ended March 31, 2006 compared to approximately $67,000 for the three months ended March 31, 2005.

General and administrative expenses increased by an additional $98,000 in the three months ended March 31, 2006 as a result of increased costs incurred for travel, business and state taxes, credit card processing fees and telephone expenses, when compared to the three months ended March 31, 2005.

These increases were partially offset by a decrease in professional fees of $117,000, primarily attributable to additional costs incurred during the three months ended March 31, 2005, to assess if our corporate structure best met our business requirements.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2006	2005
Depreciation of property and equipment	$37,050	$159,936
Decrease over prior period	$(122,886)
Decrease - percentage	(77)%
Percentage of net revenues	0%	1%

The decrease in depreciation for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to certain of our older computer software being fully depreciated and not requiring replacement.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2006	2005
Amortization of intangible assets	$93,293	$39,750
Increase over prior period	$53,543
Increase - percentage	135%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown Corporation in April 2004 as well as from the acquisition of the Hosted Messaging Business of Critical Path Inc. in January 2006.

In connection with the acquisition of Boardtown Corporation, the technology, brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown Corporation are amortized on a straight-line basis over three years.

Technology acquired in connection with the acquisition of the Hosted Messaging Assets of Critical Path Inc. is amortized on a straight-line basis over two years, while the customer relationships are amortized on a straight-line basis over five years.

OTHER INCOME

	Three months ended March 31,
	2006	2005
Other income	$576,497	$77,248
Increase over prior period	$499,249

Other income includes net interest income of $103,000 for the three months ended March 31, 2006 and $77,000 for the three months ended March 31, 2005.

During the three months ended March 31, 2006 we received $474,000 in connection with settlements related to patents we acquired in the merger with Infonautics in 2001. We expect that during fiscal 2006 additional settlements related to the Infonautics patents will be reached and that we will record additional other income as a result.

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

	Three months ended March 31,
	2006	2005
Provision for (recovery of) income taxes	$—	$(151,975)
Decrease over prior period	$(151,975)

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes was recorded for the three months ended March 31, 2006 and 2005 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

We are entitled to certain Canadian investment tax credits for qualifying research and development activities performed in Canada. During the three months ended March 31, 2005, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of $152,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our principal source of liquidity was cash and cash equivalents, including short term investments, of $11.2 million compared to $19.1million at December 31, 2005.

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2006, compared to $655,000 for the three months ended March 31, 2005. Net cash provided by operating activities for the three months ended March 31, 2006 resulted primarily from net income of $790,000, after adjustment for non-cash and other items including depreciation, amortization, change in the fair value of forward contracts and stock based compensation of $947,000 and cash provided by working capital and other activities of $1.0 million. The increase in working capital primarily arose in connection with our recent acquisition of the Hosted Messaging Assets from Critical Path and an increase in deferred revenue which was partially offset by an increase in prepaid domain name registry fees.

Net cash used in investing activities was $8.1 million for the three months ended March 31, 2006. This was primarily as a result of our purchase of the Hosted Messaging assets of Critical Path, Inc. for $6.6 million. In addition, in connection with the acquisition of the Hosted Messaging Assets we have placed an additional $1.8 million into escrow to meet our obligation to pay additional cash payments of up to $1.8 million if certain performance targets are met through October 2006. We also invested $886,000 in property and equipment, primarily in Internet services infrastructure and increased restricted cash to $613,000 additional margin security against forward exchange contracts that we have entered into. We expect that our expenditure for additional plant and equipment to accommodate our growth, maintenance and upgrade cycles during fiscal 2006, will likely result in our expenditure on our Internet services infrastructure being between $1 million to $1.5 million greater than during fiscal 2005. This was offset by cash provided in investing activities of $1.7 million, being a decrease in our investment in short-term investments as well as a decrease in deferred acquisition costs amounting to $46,000.

Net cash provided by financing activities was $28,000 for the three months ended March 31, 2006, being proceeds received on the exercise of stock options under our employee stock purchase plan.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America. Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of its short-term investments, we have concluded that there is no material interest rate risk exposure at March 31, 2006.

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

Foreign exchange forward contracts have not been treated as cash flow hedges for accounting purposes as we have not complied with the documentation requirements. Accordingly, we have accounted for the fair value of the derivative instruments within the consolidated balance sheets as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the foreign exchange forward contracts for the three months ended March 31, 2006 was a net loss of approximately $183,000, and for the three months ended March 31, 2005, the impact was a net loss of approximately $108,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of March 31, 2006, we had outstanding foreign currency forward contracts with a notional value of $11.5 million, whereby $750,000 is converted into Canadian dollars on a semi-monthly basis for April and May 2006, $250,000 is converted into Canadian dollars on July 11, 2006, and $750,000 is converted into Canadian dollars on a semi-monthly basis from July 26, 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.147 to U.S.$1:Cdn$1.1609.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2006. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2006. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2006 of $440,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

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

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings

On April 27, 2006, Tucows was served with a complaint filed against the Company in the United States District Court for the Eastern District of New York in an action captioned Robert Novak,d/b/a/ PetsWarehouse.com v Tucows Inc. and OpenSRS. The complaint alleges that the Company, acting in its administrative capacity as an accredited registrar, improperly transferred the domain name away from the plaintiff. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

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

Date: May 11, 2006	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification