Form 10-Q
period 2006-06-30
TUCOWS INC /PA/
filed 2006-08-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedJune 30 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-32600

TUCOWS INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2707366
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

96 Mowat Avenue,
Toronto, Ontario M6K 3M1, Canada

(Address of Principal Executive Offices) (Zip Code)

(416) 535-0123

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of August 8, 2006, there were 75,697,220 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30	December 31,
	2006	2005
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$6,539,713	$17,348,088
Short-term investments	—	1,771,569
Restricted cash	422,458	60,000
Interest receivable	5,027	39,574
Accounts receivable, net of allowance for doubtful accounts of $86,250 as of June 30, 2006 and $51,250 as of December 31, 2005	3,658,609	1,439,329
Prepaid expenses and deposits	2,830,814	1,999,820
Prepaid domain name registry and other Internet services fees, current portion	21,142,361	18,175,988
Cash held in escrow	584,382	—
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	36,183,364	41,834,368

Prepaid domain name registry and other Internet services fees, long-term portion	8,907,236	7,701,939
Deferred acquisition costs	—	46,034
Property and equipment	5,654,796	1,542,671
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets	18,848,118	1,006,080
Goodwill (note 3)	5,694,046	1,951,067
Investment	353,737	353,737
Cash held in escrow (note 3(a))	1,781,342	621,412
Total assets	$79,422,639	$57,057,308

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,405,505	$1,655,195
Accrued liabilities	3,009,736	1,417,035
Customer deposits	2,844,894	2,276,637
Deferred revenue, current portion	30,608,344	26,790,166
Accreditation fees payable, current portion	505,539	651,811
Note payable (note 3)	2,122,930	—
Total current liabilities	44,496,948	32,790,844

Deferred revenue, long-term portion	12,621,678	11,079,537
Accreditation fees payable, long-term portion	132,222	94,785
Note payable (note 3)	6,000,000	—

Stockholders' equity

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 75,667,220 shares issued and outstanding as of June 30, 2006 and 71,945,303 shares issued and outstanding as of December 31, 2005	15,265,182	12,403,422
Additional paid-in capital	50,210,366	50,061,866
Deficit	(49,303,757)	(49,373,146)
Total stockholders' equity	16,171,791	13,092,142
Total liabilities and stockholders' equity	$79,422,639	$57,057,308

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net revenues	$15,678,856	$12,002,138	$30,965,976	$23,803,844

Cost of revenues:
Cost of revenues	10,066,262	7,586,612	19,994,116	14,807,817
Depreciation of property and equipment	669,256	124,143	1,194,175	206,080
Amortization of intangible assets	38,538	—	77,078	—
Total cost of revenues	10,774,056	7,710,755	21,265,369	15,013,897

Gross profit	4,904,800	4,291,383	9,700,607	8,789,947

Operating expenses:
Sales and marketing (*)	1,572,290	1,166,058	3,031,446	2,518,511
Technical operations and development (*)	2,090,723	1,356,058	4,411,439	2,678,843
General and administrative (*)	948,464	1,146,725	2,567,517	2,537,487
Depreciation of property and equipment	45,041	152,726	82,091	312,663
Amortization of intangible assets	112,591	59,040	205,884	118,080
Total operating expenses	4,769,109	3,880,607	10,298,377	8,165,584

Income (loss) from operations	135,691	410,776	(597,770)	624,363

Other income:
Interest income, net	102,662	96,856	205,553	174,104
Other income	—	—	473,606	—
Total other income	102,662	96,856	679,159	174,104

Income before provision for income taxes	238,353	507,632	81,389	798,467

Provision for (recovery of) income taxes	12,000	—	12,000	(151,975)

Net income for the period	$226,353	$507,632	$69,389	$950,442

Basic earnings per common share	$0.00	$0.01	$0.00	$0.01

Shares used in computing basic earnings per common share	72,527,662	65,991,867	72,255,539	67,376,440

Diluted earnings per common share	$0.00	$0.01	$0.00	$0.01

Shares used in computing diluted earnings per common share	74,704,791	68,744,679	74,540,626	71,763,526

(*) Stock-based compensation has been included in operating expenses as follows:
Cost of revenues	$3,200	$—	$5,500	$—
Sales and marketing	$18,900	$—	$36,000	$—
Technical operations and development	$27,500	$—	$51,000	$—
General and administrative	$29,500	$—	$56,000	$—

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities:
Net income for the period	$226,353	$507,632	$69,389	$950,442
Items not involving cash:
Depreciation of property and equipment	714,297	276,870	1,276,266	518,743
Amortization of intangible assets	151,129	59,040	282,962	118,080
Unrealized change in the fair value of forward contracts	(378,846)	—	(195,902)	107,628
Stock-based compensation	78,300	—	148,500	—
Change in non-cash operating working capital:
Interest receivable	(3,047)	—	34,547	—
Accounts receivable	(335,071)	(8,380)	(2,162,713)	(159,977)
Prepaid expenses and deposits	(24,292)	83,467	(20,879)	410,803
Prepaid domain name registry and other Internet services fees	(1,858,622)	(835,394)	(4,171,670)	(2,837,609)
Accounts payable	2,577,875	(103,675)	3,070,542	(60,713)
Accrued liabilities	(259,966)	335,452	1,067,114	(675,339)
Customer deposits	420,423	(30,742)	568,257	(108,869)
Deferred revenue	2,151,830	888,976	5,196,350	3,394,465
Accreditation fees payable	(240,100)	301,495	(108,836)	472,352
Cash provided by operating activities	3,220,263	1,474,741	5,053,927	2,130,006

Financing activities:
Proceeds received on exercise of stock options	27,401	5,416	55,410	186,439
Cash (used in) provided by financing activities	27,401	5,416	55,410	186,439

Investing activities:
Additions to property and equipment	(2,405,146)	(625,169)	(3,291,425)	(826,077)
Decrease (increase) in investment in short-term investments	72,000	(7,771,453)	1,771,569	(7,771,453)
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	190,042	—	(362,458)	460,398
Acquisition of Mailbank.com Inc., net of cash acquired	(5,830,902)	—	(5,830,902)	—
Acquisition of Hosted Messaging Assets, net of cash acquired	163,969	—	(6,419,485)	—
Decrease (increase) in cash held in escrow	(18,507)	396,604	(1,785,011)	392,888

Cash used in investing activities	(7,828,544)	(8,000,018)	(15,917,712)	(7,744,244)

Decrease in cash and cash equivalents	(4,580,880)	(6,519,861)	(10,808,375)	(5,427,799)
Cash and cash equivalents, beginning of period	11,120,593	15,007,050	17,348,088	13,914,988
Cash and cash equivalents, end of period	$6,539,713	$8,487,189	6,539,713	8,487,189

Supplemental cash flow information:

Interest paid	$—	$—	$—	$300

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Mailbank.com Inc.	$2,877,070	$—	$2,877,070	$—

Promissory notes issued on the acquisition of Mailbank.com Inc.	$8,122,930	$—	$8,122,930	$—

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), provides Internet services and downloadable software through a global network of service providers, including web hosting companies and other providers of services over the Internet. Tucows’ services include domain registration services, digital certificates, billing, provisioning and customer care software solutions, email and anti-spam services, blogware and website building tools.

The accompanying unaudited interim consolidated balance sheet, and the related statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2006 and the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005.

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

Tucows’ short-term investments are invested in United States Treasury Bonds, Certificates of Deposit and Commercial Papers. These short-term investments are reported at amortized cost, while any accrued interest on these investments is included in interest income within Tucows’ Consolidated Statements of Operations, and in Accounts Receivable, on Tucows’ Consolidated Balance Sheets.

Certain comparatives have been reclassified to conform with the current period’s presentation.

2.             NEW ACCOUNTING POLICIES:

The following new accounting policy was adopted by Tucows in the six months ended June 30, 2006:

Share-based payment:

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

Had Tucows adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
	(unaudited)

Net income, as reported	$507,632	$950,442
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(128,696)	(211,983)
Net income, pro forma	$378,936	$738,459
Earnings per common share, as reported	$0.01	$0.01
Earnings per common share, pro forma	$0.01	$0.01

Refer to Note 8 “Share-Based Payments” in these condensed consolidated financial statements for details of stock options and share-based compensation cost recorded during the three and six months ended June 30, 2006.

3. ACQUISITIONS

a.             Acquisition of the Hosted Messaging Assets from Critical Path Inc. :

On January 3, 2006, Tucows.com Co, one of Tucows’ wholly owned subsidiaries, completed the purchase of the Hosted Messaging Assets from Critical Path, Inc. for a purchase price of $6.25 million in cash. An additional $1.75 million of consideration is being held in escrow, and is payable by Tucows, contingent on certain future customer orders being renewed through October 2006. This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

The total aggregate consideration paid at January 3, 2006 amounting to $6,629,488 is composed of:

•                  $6,250,000 paid in cash,

•                  $379,488 of transaction costs.

The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Prepaid expenses and deposits	$570,704
Property and equipment	2,040,000
Intangible asssets	1,225,000
Goodwill	2,849,412
Total assets acquired		6,685,116

Accruals	55,628
Total liabilities		55,628

Purchase price		$6,629,488

During the three months ended June 30, 2006 goodwill was reduced by an amount of $163,969 to give effect to a pre-acquisition contingency that was settled during the period.

Intangible assets relate to acquired technology and customer relationships, and are being amortized over their respective useful lives of 2 and 5 years.

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2005, as if the acquisition had occurred at January 1, 2005. Pro-forma information for the periods ended June 30, 2006 has not been presented as the acquisition was made as of January 3, 2006.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands)	(in thousands)

Net revenues	$14,268	$30,067
Net loss for the period	$(1,824.00)	(4,825.00)
Basic loss per common share	$(0.03)	(0.07)

b.             Acquisition of Mailbank.com Inc. :

On June 19, 2006, Tucows (Delaware) Inc., one of Tucows’ wholly owned subsidiaries, acquired Mailbank.com Inc. (doing business as NetIdentity) via merger. The total aggregate consideration amounting to $17,285,305 is composed of:

•                  $6,085,305 paid in cash,

•                  $2,803,070 being the fair value of 3,596,337 shares of Tucows common stock still to be issued,

•                  $8,122,930 payable in promissory notes payable, and

•                  $200,000 of estimated transaction costs.

The promissory notes payable are both due to the former shareholders of Mailbank.com Inc.

The first unsecured promissory note is in the amount of $6,000,000 and bears simple interest at the rate of 7% per annum. The interest on the promissory note is payable quarterly in arrears, beginning October 1, 2006. The principal, together with any unpaid interest is payable on June 19, 2008. Tucows may prepay this promissory note in full or in part without any premium or penalty. This promissory note is shown as a non-current liability. The accrued interest payable as of June 30, 2006 amounting to $5,758 is included with accrued liabilities.

The second unsecured promissory note is in the amount of $2,122,930 and bears simple interest at the rate of 9% per annum. The principal and accrued interest on the promissory note is payable on December 19, 2006. Tucows may prepay this promissory note in full or in part without any premium or penalty. This promissory note is shown as a current liability, while accrued interest payable as of June 30, 2006 amounting to $12,658 is included with accrued liabilities.

The preliminary allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Cash and cash equivalents	$454,403
Accounts receivable	56,566
Prepaid expenses and deposits	43,508
Property and equipment	56,966
Intangible asssets	16,900,000
Goodwill	849,588
Total assets acquired		18,361,031

Accounts payable	679,768
Accrued liabilities	469,958
Total liabilities		1,149,726

Purchase price		$17,211,305

In terms of the merger agreement, the preliminary allocation of the purchase price is subject to revision to give effect to certain working capital adjustments that may become resolved during subsequent periods, once the audit of Mailbank.com Inc. is finalized

The valuation of the intangible assets is based on a preliminary report from an independent valuator.

Mark Cuban, who on June 19, 2006 was an 8.5% shareholder of the Company, was also a significant shareholder of Mailbank, with holdings of approximately 22.8%. Rawleigh H. Ralls, IV, who on June 19, 2006 was a 1% shareholder of the

Company, held approximately 35.4% of Mailbank.com Inc. Both Mr. Cuban and Mr. Ralls were signatories to the Merger Agreement and separately voted to approve the adoption of the Merger Agreement, the Merger and related transactions.

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2006, as if the acquisition had occurred at January 1, 2006.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(in thousands – except earnings per share)
Net revenue	$16,576	$12,916	$32,690	$31,063
Net income (loss) for the period	(362)	728	(751)	917
Basic earnings (loss) per common share	$0.00	$0.01	$(0.01)	$0.01

4. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. These potentially dilutive common shares outstanding are excluded from the computation of diluted earnings per common share if their effect is anti-dilutive.

5. SUPPLEMENTAL INFORMATION:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue from :
Domain name and ancillary services	$14,604,168	$11,280,867	$29,047,280	$22,101,198
Advertising and other revenue	1,074,688	721,271	1,918,696	1,702,646
	$15,678,856	$12,002,138	$30,965,976	$23,803,844

6. COMMITMENTS AND CONTINGENCIES:

A summary of our contractual obligations and commercial commitments as of June 30, 2006 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Contractual Lease Obligations	$1,925,000	$388,000	$662,000	$694,000	$181,000
Purchase Obligations	763,000	761,000	2,000	—	—
Notes payable	8,122,930	2,122,930	6,000,000	—	—

Total	$10,047,930	$2,510,930	$6,662,000	$694,000	$181,000

As of June 30, 2006, we had outstanding foreign currency forward contracts with a notional value of $8.5 million, whereby $250,000 is converted into Canadian dollars on July 11, 2006, and $750,000 is converted into Canadian dollars on a semi-monthly basis from July 26, 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.147 to U.S.$1:Cdn$1.1522. During the three and six months ended June 30, 2006 the Company recorded a gain on fair valuing its foreign exchange forward contracts of $379,000 and $196,000 respectively.

7. STOCKHOLDERS’ EQUITY:

The following table summarizes stockholders’ equity transactions for the three and six months ended June 30, 2006:

	Additional
			Common stock paid in		Total stockholders' equity
	Number	Amount	capital	Deficit	(deficiency)

Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	65,301	28,009	—	—	28,009
Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Stock-based compensation	—	—	70,200	—	70,200
Net loss for the period	—	—	—	(156,964)	(156,964)
Balances, March 31, 2006	72,014,173	12,434,712	50,132,066	(49,530,110)	13,036,668

Exercise of stock options	56,710	27,400	—	—	27,400
Acquisition of Mailbank.com Inc.	3,596,337	2,803,070	2,803,070
Stock-based compensation	—	—	78,300	—	78,300
Net income for the period	—	—	—	226,353	226,353

Balance June 30, 2006	75,667,220	$15,265,182	$50,210,366	$(49,303,757)	$16,171,791

8. SHARE-BASED PAYMENTS

Summary of Outstanding Stock Options

As of June 30, 2006, options to purchase an aggregate of 6,498,261 shares of common stock are outstanding under the Company’s 1996 Stock Option Plan. No further ahares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to date of grant.

A summary of option activity under the Company’s stock option plans for the three and six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($'000s)

Outstanding at March 31, 2006	6,592,217	$0.52

Exercised	(56,710)	0.48
Forfeited or expired	(37,246)	0.79

Outstanding at June 30, 2006	6,498,261	$0.52	4.76	$2,836

Exercisable at June 30, 2006	5,481,424	$0.50	4.11	$2,512

Outstanding at December 31, 2005	6,497,387	$0.51

Granted	233,000	0.94
Exercised	(122,011)	0.45
Forfeited or expired	(110,115)	0.63

Outstanding at June 30, 2006	6,498,261	$0.52	4.76	$2,836

Exercisable at June 30, 2006	5,481,424	$0.50	4.11	$2,512

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the six months ended June 30, 2006, the weighted-average fair value of options granted, as of the grant date, was $0.83, using the following weighted average assumptions: expected volatility of 121%; risk-free interest rate of 4.5%; expected dividend yield of 0%; and expected life of 6 years. 233,000 options were granted during the six months ended June 30, 2006.

No options were granted during the three months ended June 30, 2006.

For the six months ended June 30, 2005, the weighted-average fair value of options granted, as of the grant date, during the periods was $.69, using the following weighted-average assumptions: expected volatility of 122%; risk-free interest rate of 3.7%, expected dividend yield of 0%; and expected life of 4 years. 196,375 options were granted during the six months ended June 30, 2005.

For the three months ended June 30, 2005, the weighted-average fair value of options granted, as of the grant date, during the periods was $.67, using the following weighted-average assumptions: expected volatility of 118%; risk-free interest rate of 3.7%, expected dividend yield of 0%; and expected life of 4 years. 115,000 options were granted during the three months ended June 30, 2005.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to January 1, 2006 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the notes to the audited consolidated financial statements in the Company’s Forms 10-K or in the notes to the unaudited condensed consolidated financial statements in the Company’s Forms 10-Q. Had the fair value of awards granted prior to January 1, 2006 been adjusted for forfeitures, the stock based compensation expense, on a pro forma basis, would have been lower by $3,900 for the three months ended June 30, 2005 and by $9,600 for the six months ended June 30, 2005. As of June 30, 2006, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $540,000, before adjusting for estimated forfeiture, which will be recognized over a weighted average period of approximately 2.5 years.

Share-based compensation expense included in the statement of operations for the six months ended June 30, 2006 was $148,500, while share- based compensation expense included in the statement of operations for the three months ended June 30, 2006 was $78,300. The Company has not capitalized any share-based compensation expense as part of the cost of an asset. The impact of adoption of SFAS 123R, for the six month period ended June 30, 2006, was a decrease in net income of $148,500, and for the three months ended June 30, 2006, a decrease in net income of $78,300. These amounts did not change basic and diluted income per share.

9. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASBStatement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

•                  Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues; and

•                  Pending or new litigation.

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the “Risk Factors” sevtion of this Form 10-Q for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

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

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues have been derived from the sale of services provided as an accredited domain registrar. As of June 30, 2006, we offered registration services for the generic top-level domains, or gTLDs .com, .net, .org, .info, .name, .biz and .mobi and for the country code top-level domains, or ccTLDs .at, .be, .ca, .cc, .ch, .cn, .de, ..eu, .fr, .it, .nl, .tv, .uk, and .us.

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

On a retail basis, we offer Internet services directly to end-users through our Domain Direct division. These services include domain registration and other Internet services such as email, personalized email through our portfolio of surname-based domain names, blogware, hosting and website creation. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its website. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program.

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

We offer pay-per-click advertising on the pages of certain domains within our domain name portfolio. When a user types one of these domain names into the command line of the browser (direct navigation), they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click results.

Advertising and other revenue is recognized ratably over the period in which it is presented.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Notes 1, 2 and 9 to the unaudited consolidated financial statements for the three and six months ended June  30, 2006 include further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Accounting for stock based employee compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the vesting period. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

NET REVENUES

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	$15,678,856	$12,002,138	$30,965,976	$23,803,844
Increase over prior period	$3,676,718		$7,162,132
Increase - percentage	31%		30%

Total net revenues for the three months ended June 30, 2006 increased to $15.7 million from $12.0 million for the three months ended June 30, 2005.

Total net revenues for the six months ended June 30, 2006 increased to $31.0 million from $23.8 million for the six months ended June 30, 2005.

During the three and six months ended June 30, 2006, no customer accounted for more than 10% of billed revenue, and two customers accounted for 25% of accounts receivable at June 30, 2006. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for the three months ended June 30, 2006 increased by $3.3 million, or 29.5%, to $14.6 million from $11.3 million for the three months ended June 30, 2005, primarily as a result of increased volumes from new and existing customers and the additional revenue we earned during the three months ended June 30, 2006 from the Hosted Messaging Assets we acquired from Critical Path in January 2006.

Net revenues from domain name and other Internet services for the six months ended June 30, 2006 increased by $6.9 million, or 31.4%, to $29.0 million from $22.1 million for the six months ended June 30, 2005, primarily as a result of increased volumes from new and existing customers and the additional revenue we earned during the six months ended June 30, 2006 from the Hosted Messaging Assets we acquired from Critical Path in January 2006.

During the three months ended June 30, 2006, the number of domain names that we processed increased by 300,000 to 1.3 million new, renewed and transferred-in domain name registrations, compared to the three months ended June 30, 2005. During the six months ended June 30, 2006, the number of domain names that we processed increased by 520,000 to 2.5 million new, renewed and transferred-in domain name registrations, compared to the six months ended June 30, 2005. These increases were due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to 74% for the three months ended June 30, 2006 compared to 70% for the three months ended June 30, 2005.

During the three months ended June 30, 2006, revenue from domain names, including Domain Direct, comprised 73.3% of total revenue, compared to 86.2% for the three months ended June 30, 2005. During the six months ended June 30, 2006, revenue from domain names, including Domain Direct, comprised 74.6% of total revenue, compared to 85.3% for the six months ended June 30, 2005. This percentage decrease primarily resulted from the recognition of revenues from the newly acquired Hosted Messaging Assets. This resulted in revenue from other Internet services increasing to 19.8% of total revenue for the three months ended June 30, 2006, compared to 7.8% for the three months ended June 30, 2005. Revenue from other Internet services increased to 19.2% of total revenue for the six months ended June 30, 2006, compared to 7.5% for the six months ended June 30, 2005.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. As at June 30, 2006, the total number of domain names under our management increased by 800,000 to 5.4 million, compared to the total number of domain names under our management as at June 30, 2005. As of June 30, 2006 we provided provisioning services to five registrars on a monthly basis, who use our technical systems to process domain registrations with their accreditation. As of June 30, 2006, we managed 1.5 million domain names, compared to 729,000 for six registrars at June 30, 2005, on their behalf.

Deferred revenue from domain name registrations and other Internet services at June 30, 2006 increased to $43.2 million from $36.6 million at June 30, 2005.

Advertising and other revenue

Advertising and other revenue for the three months ended June 30, 2006 increased by $353,000, or 49.0%, to $1.1 million from $721,000 for the three months ended June 30, 2005, and increased by $216,000, or 12.7%, to $1.9 million from $1.7 million for the six months ended June 30, 2005. This increase resulted primarily as a result of our delivery of third party advertisements on parked pages amounting to $174,000 for the three months ended June 30, 2006, and $227,000 for the six months ended June 30, 2006.

During the three months ended June 30, 2006, revenue from advertising and other revenue comprised 6.9% of total revenue, compared to 6.0% for the three months ended June 30, 2005. During the six months ended June 30, 2006, revenue from advertising and other revenue comprised 6.2% of total revenue, compared to 7.2% for the six months ended June 30, 2005. This percentage decrease was primarily the result of the significant redesign of our software download website that we undertook during the second quarter of 2005 and the increase in our other Internet services revenue during the three and six months ended June 30, 2006.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration and other Internet services, advertising and other revenue and network costs.

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Costs of revenues for other Internet services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided. We have minimal direct cost of revenues associated with our advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of our gross profit of the same amount. Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of revenues	$10,774,056	$7,710,755	$21,265,369	$15,013,897
Increase over prior period	$3,063,301		$6,251,472
Increase - percentage	40%		42%
Percentage of net revenues	69%	64%	69%	63%

Cost of revenues for the three months ended June 30, 2006 increased to $10.8 million from $7.7 million for the three months ended June 30, 2005, primarily as a result of $1.8 million of additional network costs incurred during the three months ended June 30, 2006, which includes $173,000 of transitional costs incurred in connection with our acquisition of the Hosted Messaging Assets of Critical Path, relating to operational knowledge transfer from Critical Path employees who were not part of the acquisition. In addition, depreciation and amortization included in network costs for the three months ended June  30, 2006 increased by $584,000 when compared to the three months ended June  30, 2005. Higher costs attributable to higher volumes of domain registrations and other Internet services incurred during the three months ended June  30, 2006 comprise the remaining $1.3 million of this increase.

Cost of revenues for the six months ended June 30, 2006 increased to $21.2 million from $15.0 million for the six months ended June 30, 2005, primarily as a result of $3.3 million of additional network costs incurred during the six months ended June 30, 2006, which includes $513,000 of transitional costs incurred in connection with our acquisition of the Hosted Messaging Assets of Critical Path, relating to operational knowledge transfer from Critical Path employees who were not part of the acquisition. In addition, depreciation and amortization included in network costs for the six months ended June  30, 2006 increased by $1.1 million when compared to the six months ended June  30, 2005. Higher costs attributable to higher volumes of domain registrations and other Internet services incurred during the six months ended June  30, 2006 comprise the remaining $3.0 million of this increase.

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

During the three months ended June 30, 2006, direct cost of revenues pertaining to domain names, including Domain Direct, comprised 73.0% of total cost of revenues inclusive of network costs, compared to 89.6% for the three months ended June 30, 2005. During the three months ended June 30, 2006, direct cost of revenues pertaining to other Internet services comprised 6.1% of total cost of revenues, compared to 4.6% for the three months ended June 30, 2005.

During the six months ended June 30, 2006, direct cost of revenues pertaining to domain names, including Domain Direct, comprised 74.6% of total cost of revenues, compared to 89.7% for the six months ended June 30, 2005. During the six months ended June 30, 2006, direct cost of revenues pertaining to other Internet services comprised 5.9% of total cost of revenues, compared to 4.6% for the six months ended June 30, 2005.

Prepaid domain registration and other Internet services fees at June 30, 2006 increased by $5.1 million, to approximately $30.0 million from $24.9 million at June 30, 2005.

Cost of revenues includes the costs of network operations. These costs for the three months ended June 30, 2006 increased by $1.8 million, or 402%, to $2.3 million from $449,000 for the three months ended June 30, 2005. Network costs for the three months ended June 30, 2006 included $669,000 of depreciation reflecting the additional infrastructure we acquired as part of the asset purchase from Critical Path in January 2006, compared to $124,000 of depreciation, for the three months ended June 30, 2005. This increase was primarily attributable to the additional data center operational costs we incurred to support our hosted email infrastructure that we acquired as part of our acquisition of the Hosted Messaging Assets of Critical Path and the $173,000 of transitional costs noted earlier.

We anticipate that cost of revenues will continue to increase in absolute dollars primarily as a result of continued growth in domain registration and other Internet services and as our network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales and marketing	$1,572,290	$1,166,058	$3,031,446	$2,518,511
Increase over prior period	$406,232		$512,935
Increase - percentage	35%		20%
Percentage of net revenues	10%	10%	10%	11%

Sales and marketing expenses during the three months ended June 30, 2006 increased to $1.6 million compared to $1.2 million during the three months ended June 30, 2005.

Sales and marketing expenses during the six months ended June 30, 2006 increased to $3.0 million compared to $2.5 million during the six months ended June 30, 2005.

The increase during the three months ended June 30, 2006 was primarily the result of additional people costs of $358,000, including $19,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006 and additional staffing requirements incurred mainly to support our expanded Hosted Messaging assets. In addition, in connection with our recent acquisition of our Hosted Messaging Assets, we incurred transitional costs in the amount of $4,000 relating to knowledge transfer.

The increase during the six months ended June 30, 2006 was primarily the result of additional people costs of $428,000, including $36,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006 and additional staffing requirements incurred mainly to support our expanded Hosted Messaging assets. In addition, in connection with our recent acquisition of our Hosted Messaging Assets, we incurred transitional costs in the amount of $37,000 relating to knowledge transfer.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Technical operations and development	$2,090,723	$1,356,058	$4,411,439	$2,678,843
Increase over prior period	$734,665		$1,732,596
Increase - percentage	54%		65%
Percentage of net revenues	13%	11%	14%	11%

Technical operations and development expenses for the three months ended June 30, 2006 increased to $2.1 million compared to $1.4 million during the three months ended June 30, 2005.

Technical operations and development expenses for the six months ended June 30, 2006 increased to $4.4 million compared to $2.7 million during the six months ended June 30, 2005.

Technical operations and development expenses for the three months ended June 30, 2006 increased primarily as a result of people related costs including contract and outside service costs, which increased by $390,000, including $27,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006 and reflects our ongoing commitment to enhance and extend our OpenSRS platform, as well as the additional resources required to integrate and support our Hosted Messaging service. In addition, in connection with our recent asset acquisition, we incurred transitional costs relating to knowledge transfer in the amount of $289,000 during the three months ended June 30, 2006.

Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $45,000 to $44,000 compared to the three months ended June 30, 2005, which also contributed to the increase in technical operations and development expenses for the three months ended June 30, 2006.

Technical operations and development expenses for the six months ended June 30, 2006 increased primarily as a result of people related costs including contract and outside service costs, which increased by $888,000, including $51,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006 and reflects our ongoing commitment to enhance and extend our OpenSRS platform, as well as the additional resources required to integrate and support our Hosted Messaging service. In addition, in connection with our recent asset acquisition, we incurred transitional costs relating to knowledge transfer in the amount of $679,000 during the six months ended June 30, 2006.

Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $109,000 to $79,000 compared to the six months ended June 30, 2005, which also contributed to the increase in technical operations and development expenses for the six months ended June 30, 2006.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
General and administrative	$948,464	$1,146,725	$2,567,517	$2,537,487
(Decrease) / Increase over prior period	$(198,261)		$30,030
(Decrease) / Increase - percentage	(17)%		1%
Percentage of net revenues	6%	10%	8%	11%

General and administrative expenses for the three months ended June 30, 2006 decreased to $900,000 compared to $1.1 million during the three months ended June 30, 2005.

General and administrative expenses for the six months ended June 30, 2005 and 2006 remained constant at $2.5 million.

For the three months ended June 30, 2006 we recorded a foreign exchange gain of approximately $781,000 for the three months ended June 30, 2006 compared to approximately $14,000 for the three months ended June 30, 2005, resulting in a decrease in general and administrative expenses of $766,000.

This decrease in general and administrative expenses was offset as a result of an increases in people related costs including contract and outside service costs, of $155,000, including $29,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006, and as a result of additional people costs, including contract and outside services, that were required to meet our increased infrastructure.

During the three months ended June 30, 2006, professional fees increased by an amount of $163,000, public listing costs increased by an amount of $86,000 and facility costs increased by $23,000 when compared to the three months ended June 30, 2005.

General and administrative expenses increased by an additional $141,000 in the three months ended June 30, 2006 as a result of increased costs incurred for travel, business and state taxes, credit card processing fees and telephone expenses, when compared to the three months ended June 30, 2005.

For the six months ended June 30, 2006 we recorded a foreign exchange gain of approximately $693,000 for the three months ended June 30, 2006 compared to a loss of approximately $53,000 for the six months ended June 30, 2005, resulting in a decrease in general and administrative expenses of $745,000.

This decrease in general and administrative expenses was offset as a result of an increases in people related costs including contract and outside service costs, of $324,000, including $56,000 of stock based compensation as a result of our adopting SFAS 123R effective January 1, 2006, and as a result of additional people costs, including contract and outside services, that were required to meet our increased infrastructure.

In addition, in connection with our recent acquisition of the Hosted Messaging Assets of Critical Path, we incurred transition costs included in general and administrative expenses in the amount of $50,000. These were incurred primarily to facilitate customer billing through our transitional phase.

During the six months ended June 30, 2006, professional fees increased by an amount of $46,000, public listing costs increased by an amount of $90,000 and facility costs increased by $67,000 when compared to the six months ended June 30, 2005.

General and administrative expenses increased by an additional $198,000 in the six months ended June 30, 2006 as a result of increased costs incurred for travel, business and state taxes, credit card processing fees and telephone expenses, when compared to the three months ended June 30, 2005.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Depreciation of property and equipment	$45,041	$152,726	$82,091	$312,663
Decrease over prior period	$(107,685)		$(230,572)
Decrease - percentage	(71)%		(74)%
Percentage of net revenues	0%	1%	0%	1%

The decrease in depreciation for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was primarily due to certain of our older computer software being fully depreciated and not requiring replacement.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Amortization of intangible assets	$112,591	$59,040	$205,884	$118,080
Increase over prior period	$53,551		$87,804
Increase - percentage	91%		74%
Percentage of net revenues	1%	0	1%	0%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown Corporation in April 2004, from the acquisition of the Hosted Messaging Business of Critical Path Inc. in January 2006, and the acquisition of Mailbank.com Inc. in June 2006.

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

In connection with the acquisition of Mailbank.com Inc., customer and customer relationships purchased are amortized on a straight-line basis over five years, while in-house software purchased is amortized on a straight-line basis over two years

OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Other income (expenses), net	$102,662	$96,856	$679,159	$174,104
Increase over prior period	$5,806		$505,055
Increase - percentage	6%		290%
Percentage of net revenues	1%	1%	2%	1%

Other income includes net interest income of $103,000 for the three months ended June 30, 2006 and $97,000 for the three months ended June 30, 2005.

Other income includes net interest income of $206,000 for the six months ended June 30, 2006 and $174,000 for the six months ended June 30, 2005.

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

	Three months ended June 30,			Six months ended June 30,
	2006		2005	2006	2005
Provision for (recovery of) income taxes	$12,000		$—	$12,000	$(151,975)
Increase over prior period	$12,000			$163,975
Increase - percentage	N/A	%		(108)%
Percentage of net revenues	0%		—%	0%	(1%	)

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes other than for alternative minimum tax has been recorded for the three and six months ended June 30, 2006 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our principal source of liquidity was cash and cash equivalents, including short term investments, of $6.5 million compared to $19.1million at December 31, 2005.

Net cash provided by operating activities for the six months ended June 30, 2006 was $5.1 million, compared to $2.1 million for the six months ended June 30, 2005. Net cash provided by operating activities for the six months ended June 30, 2006 resulted primarily from net income of $1.6 million, after adjustment for non-cash and other items including depreciation, amortization, change in the fair value of forward contracts and stock based compensation of $1.5 million and cash provided by working capital and other activities of $3.5 million. The increase in working capital and other activities primarily reflect changes in accounts receivable, accounts payable, accrued expenses, deferred revenue and prepaid domain name registry fees. The increases in accounts receivable and accounts payable were largely due to our recent acquisition of the Hosted Messaging Assets from Critical Path. Accounts payable was also impacted by the significant investment we made in our infrastructure during the three months ended June 30, 2006 as more fully described below. We do not expect these levels in accounts receivable and accounts payable to continue.

Net cash used in investing activities was $15.9 million for the six months ended June 30, 2006. This resulted primarily from amounts paid for the acquisition of Mailbank.com Inc. on June 19, 2006 for $5.8 million and the purchase of the Hosted Messaging assets of Critical Path, Inc. for $6.4 million on January 3, 2006. In addition, in connection with the acquisition of the Hosted Messaging Assets we placed an additional $1.8 million into escrow to meet our obligation to pay additional cash payments of up to $1.8 million if certain performance targets are met through October 2006. We also invested $3.3 million in property and equipment, primarily in Internet services infrastructure. These investments were made primarily for two reasons. First, to position ourselves to take advantage of hosted email opportunities that are materializing earlier than we expected, which investments included accelerating a successful re-architecture of our hosted email environment as well as the purchase of a significant number of additional hosted email licenses from Critical Path. Second, in response to a severe denial of service attack we were subjected to in early May which impacted a variety of the services on our network we decided to both accelerate the timing of, and increase the investment in an improved Managed DNS infrastructure in order to better insulate ourselves against further attacks. As a result of these incremental expenditures we expect that our expenditure for additional plant and equipment to accommodate our growth, maintenance and upgrade cycles during fiscal 2006, will likely result in our expenditure on our Internet services infrastructure being between $2.25 million to $2.75 million greater than during fiscal 2005. In addition, as of June 30, 2006 we held $422,000 in restricted cash as additional margin security against forward exchange contracts that we have entered into. This was offset by cash provided in investing activities of $1.8 million, being a decrease in our investment in short-term investments.

Net cash provided by financing activities was $55,000 for the six months ended June 30, 2006,being proceeds received on the exercise of stock options under our employee stock purchase plan during the period.

In connection the acquisition of Mailbank.com in June 2006, we issued two unsecured promissory notes, the first for $6,000,000, bearing interest at 7% per annum and the second for $2,122,930, bearing interest at 9% per annum. Interest on the first note is payable quarterly in arrears, beginning October 1, 2006 with the principal payable on June 19, 2008. The principal and interest on the second note is payable on December 19, 2006.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America. Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our excess funds are held in money market accounts. Based on the nature of our investments, we have concluded that there is no material interest rate risk exposure at June 30, 2006.

Although we have a functional currency of U.S. dollars, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. We will continue to regularly assess if we should enter into additional forward exchange contracts to offset the risk associated with the effects of Canadian dollar to U.S. dollar transaction exposures. We do not use forward contracts for trading purposes.

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

The impact of the foreign exchange forward contracts for the three months ended June 30, 2006 was a net gain of approximately $379,000, which is reflected on the consolidated statements of operations in general and administrative expenses. The impact of the foreign exchange forward contracts for the six months ended June 30, 2006 was a net gain of approximately $196,000, and for the six months ended June 30, 2005, the impact was a net loss of approximately $108,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of June 30, 2006, we had outstanding foreign currency forward contracts with a notional value of $8.5 million, whereby $250,000 is converted into Canadian dollars on July 11, 2006, and $750,000 is converted into Canadian dollars on a semi-monthly basis from July 26, 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.147 to U.S.$1:Cdn$1.1522.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2006. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2006. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2006 of $498,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

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

Item 1A. Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the updated risk factors from the Annual Report on Form 10-K set forth below, all of which could materially affect our business, financial condition or operating results. The following risk factors relating to our recent acquisition of Mailbank.com Inc. may affect our business, financial condition and operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Risks Related to Our Business and Industry

We may not be able to realize the intended and anticipated benefits from our acquisition of Mailbank.com Inc., which may impact the value of this acquisition to our business and our ability to meet our financial obligations and targets.

In June 2006, the company acquired Mailbank.com Inc., a provider of personalized email services and the owner of a large collection of surname domain addresses. We plan to use these assets to offer personalized Internet services through our channel of Service Providers and to generate income from the parked page of each domain address.

•                  Factors that could affect our ability to achieve the intended benefits include:
Our ability to market this new offering to our channel of Service Providers and their consequent interest in selling the personalized email service to their respective end users.

•                  Our ability to acquire additional surname based domain names in order to expand the portfolio to attract the greatest number of potential end users.

If the acquired assets are not integrated into our business as anticipated, we may not be able to achieve our intended benefits or realize the value paid for the assets acquired, which could materially harm our business, financial condition and results of operations.

We may experience unforeseen liabilities in connection with our domain name portfolio, including our acquisition of the Mailbank.com Inc. domain name portfolio, which could negatively impact our financial results.

                The Mailbank.com merger involved the acquisition of a portfolio of previously owned domain names. In addition, we are currently acquiring and intend to continue to acquire additional previously owned domain names. In some cases, these acquired domain names may have trademark significance that is not apparent to us. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy adopted by ICANN or actions under national trademark or anti-competition legislation.

                We review each claim or demand on its merits and we intend to transfer any such previously owned domain names acquired by us to parties that have demonstrated a valid prior right. We cannot however guarantee that we will be able to resolve all such disputes without litigation. The potential violation of third party intellectual property rights may subject us to unforeseen liabilities including injunctions and claims for monetary damages.

We do not control the means by which end user access our web sites and material changes to current navigation practices or technologies or marketing practices could result in a material adverse effect on our business.

The success of our parked pages business depends in large part upon the current end user tendency to type desired destinations directly into the web browser. End users employ this practice of direct navigation to access our web sites primarily through the following methods: directly accessing our web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser, accessing our web sites by clicking on bookmarked web sites and accessing our web sites through search engines and directories.

Each of these methods requires the use of a third party product or service, such as an Internet browser or search engine or directory. Internet browsers may provide alternatives to the URL address box to locate web sites, and search engines may from time to time change and establish rules regarding the indexing and optimization of web sites. Product developments and market practices for these means of access to our Web sites are not within our control. We may experience a decline in traffic to our web sites if third party browser technologies or search engine methodologies and rules, including those affecting marketing efforts, are changed to our disadvantage.

If the practice of direct navigation becomes less popular either as a result of evolving technologies or user practices, our ability to generate revenue from the practice of click through advertising may suffer.

A significant amount of revenue generated from the commercialization of domain names owned by the company is dependent on our agreements with third party providers. The monetization of these domain names is currently largely dependent on the paid listings allocated by these providers to the websites associated with our domain names. This allocation may depend on each provider’s advertiser base, internal policies and other factors and determinations that may or may not be controlled by or known to us.

Regulation could reduce the value of the Internet domain names acquired or negatively impact the Internet domain acquisition process, which could significantly impair the value attributable to our acquisitions of Internet domain names.

The former Mailbank.com business and our recent practice of acquiring expiring domain names for parked page commercialization involves the registration of thousands of Internet domain names both in the United States and internationally. The acquisition of Internet domain names generally is governed by regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not be in a position to acquire or maintain names that contribute to our financial results. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth.

Risks Related to the Internet and our Technology

Recent acquisitions have required the technical integration of several businesses into our existing operating platform. Our operations are becoming increasingly sophisticated and any failure in our ability to maintain and build upon our network architecture could have a materially negative impact on our ability to retain our customer base.

Our acquisition of the hosted email and personalized email businesses earlier this year has necessitated the purchase of additional hardware and required significant development on the company’s network architecture. As a result of these acquisitions, the company’s technical systems must manage significantly more data than they have in the past. Any failure in our ability to adapt our procedures or to manage these sophisticated new systems could have a material impact on our business.

Item 6.           Exhibits

(a)  Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of June 15, 2006, by and among Tucows (Delaware) Inc., Tucows (Nevada) Inc., Mailbank.com Inc., Rawleigh H. Ralls IV, as Stockholders’ Representative, certain stockholders of Mailbank party thereto and, solely with respect to Section 11.4, Tucows Inc. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K/A, as filed with the SEC on June 22, 2006).

10.1

Promissory Note, dated June 19, 2006, in the principal aggregate amount of $6,000,000, issued by Tucows (Delaware) Inc. in favor of the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K/A, as filed with the SEC on June 22, 2006).

10.2

Promissory Note, dated June 19, 2006, in the principal aggregate amount of $2,122,930.35, issued by Tucows (Delaware) Inc. in favor of the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K/A, as filed with the SEC on June 22, 2006).

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of June 15, 2006, by and among Tucows (Delaware) Inc., Tucows (Nevada) Inc., Mailbank.com Inc., Rawleigh H. Ralls IV, as Stockholders’ Representative, certain stockholders of Mailbank party thereto and, solely with respect to Section 11.4, Tucows Inc. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K/A, as filed with the SEC on June 22, 2006).

10.1

Promissory Note, dated June 19, 2006, in the principal aggregate amount of $6,000,000, issued by Tucows (Delaware) Inc. in favor of the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K/A, as filed with the SEC on June 22, 2006).

10.2

Promissory Note, dated June 19, 2006, in the principal aggregate amount of $2,122,930.35, issued by Tucows (Delaware) Inc. in favor of the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 filed with Tucows’ report on Form 8-K/A, as filed with the SEC on June 22, 2006).

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.