Form 10-Q/A
period 2006-06-30
TUCOWS INC /PA/
filed 2006-08-17
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (“Amendment No. 1”) filed by Tucows Inc. (the “Company”) is being filed to: (a) correct an inadvertent mistake in Note 3(b) to the Company Financial Statements, whereby the net revenue for the six months ended June 30, 2005 included in the supplemental pro-forma information illustrating the effects of the acquisition of Mailbank.com, Inc. on the historical operating results of the Company was incorrectly stated as $31,063 instead of $25,353; (b) correct an inadvertent mistake in the headings to, and eliminate an inadvertent duplicate number contained in, the table summarizing stockholders' equity transactions in Note 7 to the Company Financial Statements and (c) include a new Note 10 to the Company Financial Statements and an update to the “Other Income” discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operation for the Three and Six Months Ended June 30, 2006 as Compared to the Three and Six Months Ended June 30, 3005, each relating to the Company’s right to receive approximately $1.8 million in contingent consideration from the sale by a third-party of certain patents that were previously owned by the Company.  Each of the Company’s Chief Executive Officer and Chief Financial Officer has executed new certifications in connection with the filing of Amendment No. 1 and copies of these new certifications have been filed as exhibits to this Amendment No. 1.

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

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2006 and June 30, 2005, as if the acquisition had occurred at January 1, 2006 and January 1, 2005, respectively.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(in thousands – except earnings per share)
Net revenue	$16,576	$12,916	$32,690	$25,353
Net income (loss) for the period	(362)	728	(751)	917
Basic earnings (loss) per common share	$0.00	$0.01	$(0.01)	$0.01

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

7. STOCKHOLDERS’ EQUITY:

The following table summarizes stockholders’ equity transactions for the three and six months ended June 30, 2006:

					Total
	Common stock		Additional		stockholders'
			paid in		equity
	Number	Amount	capital	Deficit	(deficiency)

Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	65,301	28,009	—	—	28,009
Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Stock-based compensation	—	—	70,200	—	70,200
Net loss for the period	—	—	—	(156,964)	(156,964)
Balances, March 31, 2006	72,014,173	12,434,712	50,132,066	(49,530,110)	13,036,668

Exercise of stock options	56,710	27,400	—	—	27,400
Acquisition of Mailbank.com Inc.	3,596,337	2,803,070	—
Stock-based compensation	—	—	78,300	—	78,300
Net income for the period	—	—	—	226,353	226,353

Balance June 30, 2006	75,667,220	$15,265,182	$50,210,366	$(49,303,757)	$16,171,791

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

10. SUBSEQUENT EVENT:

In 2002, the Company sold to an unrelated third party (“the Purchaser”), various patents which were acquired by the Company in the merger with Infonautics in 2001.  In connection with the sale of these patents, the Company retained the right to additional contingent consideration relating to any cash flow received by the Purchaser relating to the commercialization of these patents.  On August 15, 2006, the Company was informed by the Purchaser that it has sold certain of these patents to an unrelated third party.  As a result, the Company expects to recognize, within other revenue, any gains which become fixed and determinable in the third quarter ending September 30, 2006, which are expected to be approximately $1.8 million.  The Company does not expect to receive any additional contingent consideration from this arrangement in the future.

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

During the three months ended March 31, 2006 we received $474,000 in connection with settlements related to patents we sold to an unrelated third party (“the Purchaser”) in 2002. These patents were acquired in the merger with Infonautics in 2001. In connection with the sale of these patents, we retained the right to additional contingent consideration relating to any cash flow received by the Purchaser relating to the commercialization of these patents.  On August 15, 2006, we were informed by the Purchaser that it had sold certain of these patents to an unrelated third party.  As a result, we expect to recognize, within other revenue, any gains which become fixed and determinable in the third quarter ending September 30, 2006, which are expected to be approximately $1.8 million.  We do not expect to receive any additional contingent consideration from this arrangement in the future.

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

Date: August 17, 2006	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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