Form 10-Q
period 2006-09-30
TUCOWS INC /PA/
filed 2006-11-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, there were 75,822,106 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.
Form 10-Q Quarterly Report
INDEX

PART I
FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$3,546,933	$17,348,088
Short-term investments	—	1,771,569
Restricted cash	262,834	60,000
Interest receivable	—	39,574
Accounts receivable, net of allowance for doubtful accounts of $70,000 as of September 30, 2006 and $51,250 as of December 31, 2005	5,757,226	1,439,329
Prepaid expenses and deposits	2,297,150	1,999,820
Prepaid domain name registry and other Internet services fees, current portion	21,777,022	18,175,988
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	34,641,165	41,834,368

Prepaid domain name registry and other Internet services fees, long-term portion	9,330,713	7,701,939
Deferred acquisition costs	—	46,034
Property and equipment	5,698,689	1,542,671
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets	18,851,277	1,006,080
Goodwill (note 3)	11,977,086	1,951,067
Investment	353,737	353,737
Cash held in escrow (note 3(a))	801,725	621,412
Total assets	$83,654,392	$57,057,308

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,595,011	$1,655,195
Accrued liabilities	3,227,884	1,417,035
Customer deposits	2,851,428	2,276,637
Deferred revenue, current portion	31,522,474	26,790,166
Accreditation fees payable, current portion	504,966	651,811
Total current liabilities	40,701,763	32,790,844

Deferred revenue, long-term portion	13,213,970	11,079,537
Accreditation fees payable, long-term portion	152,197	94,785
Promissory note payable (note 3)	6,000,000	—
Deferred tax liability	5,396,000	—

Stockholders' equity
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 75,732,220 shares issued and outstanding as of September 30, 2006 and 71,945,303 shares issued and outstanding as of December 31, 2005	15,287,732	12,403,422
Additional paid-in capital	50,271,866	50,061,866
Deficit	(47,369,136)	(49,373,146)
Total stockholders' equity	18,190,462	13,092,142
Total liabilities and stockholders' equity	$83,654,392	$57,057,308

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net revenues	$16,864,320	$12,054,796	$47,830,296	$35,858,640

Cost of revenues:
Cost of revenues (*)	10,464,829	7,676,713	30,458,945	22,484,530
Depreciation of property and equipment	695,624	113,539	1,889,799	319,619
Amortization of intangible assets	66,550	19,290	143,628	57,870
Total cost of revenues	11,227,003	7,809,542	32,492,372	22,862,019

Gross profit	5,637,317	4,245,254	15,337,924	12,996,621

Operating expenses:
Sales and marketing (*)	1,706,951	1,150,674	4,738,397	3,669,185
Technical operations and development (*)	1,924,435	1,468,624	6,335,874	4,147,467
General and administrative (*)	1,698,012	820,860	4,265,529	3,358,347
Depreciation of property and equipment	43,025	99,883	125,116	412,546
Amortization of intangible assets	230,291	39,750	436,175	119,250
Total operating expenses	5,602,714	3,579,791	15,901,091	11,706,795

Income (loss) from operations	34,603	665,463	(563,167)	1,289,826

Other income (expenses):
Interest income (expenses), net	(70,297)	122,755	135,256	296,859
Other income	1,873,420	—	2,347,026	—
Total other income	1,803,123	122,755	2,482,282	296,859

Income before provision for income taxes	1,837,726	788,218	1,919,115	1,586,685

Recovery of income taxes	(96,895)	—	(84,895)	(151,975)

Net income for the period	$1,934,621	$788,218	$2,004,010	$1,738,660

Basic earnings per common share	$0.03	$0.01	$0.03	$0.03

Shares used in computing basic earnings per common share	75,706,078	69,602,723	73,418,358	68,126,691

Diluted earnings per common share	$0.02	$0.01	$0.03	$0.02

Shares used in computing diluted earnings per common share	78,214,560	73,145,627	75,852,576	72,243,523

(*) Stock-based compensation has been included in expenses as follows:
Cost of revenues	$2,200	$—	$7,700	$—
Sales and marketing	$23,200	$—	$79,200	$—
Technical operations and development	$14,800	$—	$50,800	$—
General and administrative	$21,300	$—	$72,300	$—

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Cash provided by (used in):
Operating activities:
Net income for the period	$1,934,621	$788,218	$2,004,010	$1,738,660
Items not involving cash:
Depreciation of property and equipment	738,649	213,422	2,014,915	732,165
Amortization of intangible assets	296,841	59,040	579,803	177,120
Unrealized change in the fair value of forward contracts	145,177	(290,177)	(50,725)	(182,549)
Stock-based compensation	61,500	—	210,000	—
Change in non-cash operating working capital:
Interest receivable	5,027	(115,739)	39,574	(115,739)
Accounts receivable	(2,100,231)	(91,828)	(4,262,944)	(251,805)
Prepaid expenses and deposits	388,487	240,682	367,608	651,485
Prepaid domain name registry and other Internet services fees	(1,058,139)	(535,643)	(5,229,809)	(3,373,252)
Accounts payable	(2,213,494)	292,579	857,048	231,866
Accrued liabilities	135,838	(269,556)	1,202,952	(944,895)
Customer deposits	6,534	31,497	574,791	(77,372)
Deferred revenue	1,506,423	674,016	6,702,773	4,068,481
Accreditation fees payable	19,402	(204,296)	(89,434)	268,056
Cash (used in) provided by operating activities	(133,365)	792,215	4,920,562	2,922,221

Financing activities:
Proceeds received on exercise of stock options	43,550	65,177	98,960	251,616
Net proceeds received on issuance of common stock, net of issue costs	—	2,024,025	—	1,574,675
Repayment of promissory note payable	(2,122,930)	—	(2,122,930)	—
Cash (used in) provided by financing activities	(2,079,380)	2,089,202	(2,023,970)	1,826,291

Investing activities:
Additions to property and equipment	(787,824)	(301,604)	(4,079,249)	(1,127,681)
Decrease (increase) in investment in short-term investments	—	—	1,771,569	(7,771,453)
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	159,623	(300,000)	(202,835)	160,398
Acquisition of Mailbank.com Inc., net of cash acquired	(655,830)	—	(6,486,732)	—
Acquisition of Hosted Messaging Assets, net of cash acquired	(1,037,303)	—	(7,456,788)	—
Acquisition of Boardtown Corporation, net of cash acquired	(22,700)	—	(22,700)	—
Decrease (increase) in cash held in escrow	1,563,999	(2,320)	(221,012)	390,568
Cash used in investing activities	(780,035)	(603,924)	(16,697,747)	(8,348,168)

(Decrease) increase in cash and cash equivalents	(2,992,780)	2,277,493	(13,801,155)	(3,599,656)
Cash and cash equivalents, beginning of period	6,539,713	8,037,839	17,348,088	13,914,988
Cash and cash equivalents, end of period	$3,546,933	$10,315,332	$3,546,933	$10,315,332

Supplemental cash flow information:
Interest paid	$—	$—	$—	$300

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Mailbank.com Inc.	$—	$—	$2,877,070	$—
Common stock issued on the acquisition of Boardtown Corporation	$—	$285,238	$—	$986,601
Promissory notes payable issued on the acquisition of Mailbank.com Inc.	$—	$—	$8,122,930	$—

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

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2006 and the results of operations and cash flows for the interim periods ended September 30, 2006 and 2005.

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

Certain comparative figures have been reclassified to conform with the current period’s presentation.

2. NEW ACCOUNTING POLICIES:

The following new accounting policy was adopted by Tucows in the nine months ended September 30, 2006:

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

Had Tucows adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Three months ended	Nine months ended
	September30, 2005	September30, 2005
	(unaudited)
Net income, as reported	$788,218	$1,738,660

Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	$(67,102)	(279,085)
Net income, pro forma	721,116	$1,459,575
Basic earnings per common share, as reported	$0.01	$0.03
Basic earnings per common share, pro forma	$0.01	$0.02

Diluted earnings per common share, as reported	$0.01	$0.02
Diluted earnings per common share, pro forma	$0.01	$0.02

Refer to Note 8 “Share-Based Payments” in these condensed consolidated financial statements for details of stock options and share-based compensation cost recorded during the three and nine months ended September 30, 2006.

3. ACQUISITIONS

a.             Acquisition of the Hosted Messaging Assets from Critical Path Inc. :

On January 3, 2006, Tucows.com Co., one of Tucows’ wholly owned subsidiaries, completed the purchase of the Hosted Messaging Assets from Critical Path, Inc. for a purchase price of $6.25 million in cash. An additional $1.75 million of consideration was held in escrow, and is payable by Tucows, contingent on certain future customer orders being renewed through October 2006. During the three months ended September 30, 2006, $1,037,304 of the monies in escrow were released to Critical Path as certain customers renewed their contracts in terms of the escrow agreement, while $527,114 was released from escrow to Tucows as one of the renewing customers did not meet all of the contingent requirements. The term of the escrow for the amount of $185,582 remaining in escrow has been extended to November 21, 2006. This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

The total aggregate consideration paid for the Hosted Messaging Assets amounted to $7,666,792, and is composed of:

•                  $6,250,000 paid in cash in January 2006

•                  $1,037,304 released from escrow in August 2006

•                  $379,488 of transaction costs.

The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Prepaid expenses and deposits	$570,704
Property and equipment	2,040,000
Intangible asssets	1,225,000
Goodwill	3,886,716
Total assets acquired		7,722,420

Accruals	55,628
Total liabilities		55,628

Purchase price		$7,666,792

During the three months ended June 30, 2006, goodwill was reduced by an amount of $163,969 to give effect to a pre-acquisition contingency that was settled during the period.

During the three months ended September 30, 2006, goodwill was increased by an amount of $1,037,304 as certain customers renewed their contracts in accordance with the escrow agreement established on acquisition.

Intangible assets relate to acquired technology and customer relationships, and are being amortized over their respective useful lives of 2 and 5 years.

b.             Acquisition of Mailbank.com Inc. :

On June 19, 2006, Tucows (Delaware) Inc., one of Tucows’ wholly owned subsidiaries, acquired all of the issued and outstanding shares of Mailbank.com Inc. (doing business as NetIdentity) via merger. The total aggregate consideration, amounting to $18,022,161, is composed of:

•                  $6,085,305, paid in cash at closing, and $655,830, paid in cash subsequent to the closing date,

•                  $2,877,070, being the fair value of 3,596,337 shares of Tucows common stock (which amount does not take into account $95,000 of expenses associated with the issuance of shares),

•                  $6,000,000 unsecured promissory note due to the former shareholders of Mailbank.com Inc., repayable with accrued interest on June 19, 2008,

•                  $2,122,930 unsecured promissory note that was repaid to the former shareholders of Mailbank.com Inc., with accrued interest at the rate of 9% per annum, in full on August 19, 2006, and

•                  $186,026 of estimated transaction costs.

The promissory notes payable are both due to the former shareholders of Mailbank.com Inc.

The first unsecured promissory note is in the amount of $6,000,000 and bears simple interest at the rate of 7% per annum. The interest on the promissory note is payable quarterly in arrears, beginning October 1, 2006. The principal, together with any unpaid interest is payable on June 19, 2008. Tucows may prepay this promissory note in full or in part without any premium or penalty. This promissory note is shown as a non-current liability. The accrued interest payable as of September 30, 2006 amounting to $117,658 is included in accrued liabilities.

Mark Cuban, who on June 19, 2006 was an 8.5% shareholder of Tucows, was also a significant shareholder of Mailbank.com Inc., with holdings of approximately 22.8%. Rawleigh H. Ralls, IV, who on June 19, 2006 was a 1% shareholder of Tucows, held approximately 35.4% of Mailbank.com Inc. Both Mr. Cuban and Mr. Ralls were signatories to the Mailbank.com Inc. merger agreement and separately voted to approve the adoption of the merger, the merger agreement and other related transactions.

The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

	Amortization period
Cash and cash equivalents			$453,118
Accounts receivable			54,953
Prepaid expenses and deposits			43,508
Property and equipment			51,683
Intangible asssets:
Customer and customer relationships	5 years	2,800,000
Surname domain names	indefinite life	12,100,000
Direct navigation domain names	indefinite life	2,100,000
In-house software	2 years	200,000	17,200,000
Goodwill			6,072,624
Total assets acquired				23,875,886

Accounts payable			82,768
Accrued liabilities			469,957
Deferred tax liability			5,396,000
Total liabilities				5,948,725

Purchase price				17,927,161

Share isuance costs				95,000

Total aggregate consideration				$18,022,161

During the three months ended September 30, 2006, goodwill increased as a result of adjustments to working capital and intangible assets to reflect final audit and valuation reports. In addition, acquisition and share issuance expenses increased by $81,026.

Intangible assets relate to acquired software technology and customer relationships, which are being amortized over their respective useful lives of 2 and 5 years, as well as to surname and direct navigation domain names, which have an indefinite life and as such are not being amortized.

c.             Acquisition of Boardtown Corporation :

During the three months ended September 30, 2006, goodwill was increased by an amount of $22,700, as certain customers renewed their support contracts in accordance with the escrow agreement established upon the closing of the Boardtown acquisition. As of September 30, 2006, a total of $570,354, inclusive of accrued interest remains in the Boardtown escrow account. Such remaining amount still has to be assessed for October 31, 2006 and April 30, 2007. Any additional amounts paid to the former shareholders of Boardtown Corporation for the October 31, 2006 assessment, will be effective October 31, 2006..

d.             Pro forma Results of Operations (unaudited) :

The results of the Hosted Messaging Assets from Critical Path, Inc. on January 3, 2006 and the results of Mailbank.com Inc. acquired on June 19, 2006 have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the three and nine months ended September 30, 2006 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had the Hosted Messaging Assets from Critical Path, Inc. and Mailbank.com Inc. been combined entities during such periods, nor does it purport to represent results of operations for any future periods.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited in thousands)		(unaudited in thousands)

Net revenues	$17,329	$14,986	$50,193	$46,589
Net income (loss) for the period	$2,388	$(459)	$1,439	$(5,813)
Basic earnings (loss) per common share	$0.03	$(0.01)	$0.02	$(0.01)

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

5. OTHER INCOME:

In 2002, Tucows assigned to an unrelated third party (our “Partner”), various patents that Tucows acquired in its merger with Infonautics in 2001.  In connection with the assignment of these patents, Tucows retained the right to a revenue share relating to any cash flow received by its Partner relating to the commercialization of these patents.  On August 15, 2006, Tucows was informed by its Partner that it had assigned certain of these patents to another unrelated third party.  As a result of this assignment, during the three months ended September 30, 2006, Tucows recognized $1.9 million in other revenue. This amount was fully paid to Tucows on October 20, 2006.

In connection with the patents discussed above, during the nine months ended September 30, 2006, Tucows received $2.3 million from the assignment of the patents. Tucows does not expect to receive any additional revenue share from this arrangement in the future.

6. SUPPLEMENTAL INFORMATION:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue from :	$15,576,585	$11,330,963	$44,623,865	$33,432,161
Domain name and ancillary services	1,287,735	723,833	3,206,431	2,426,479
Advertising and other revenue	$16,864,320	$12,054,796	$47,830,296	$35,858,640

7. COMMITMENTS AND CONTINGENCIES:

As of September 30, 2006, we had outstanding foreign currency forward contracts with a notional value of $4.5 million, whereby $750,000 is converted into Canadian dollars on a semi-monthly basis from October 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.1470 to U.S.$1:Cdn$1.1493. During the three months ended September 30, 2006, Tucows recorded a loss in fair value in respect of its foreign exchange forward contracts of $145,000 and during the nine months ended September 30, 2006 the Company recorded a gain on fair valuing its foreign exchange forward contracts of $51,000.

8. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2006:

					Total
			Additional		stockholders’
	Common stock		paid in		equity
	Number	Amount	capital	Deficit	(deficiency)
Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	122,011	55,409	—	—	55,409
Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Acquisition of Mailbank.com Inc., net of share issuance costs	3,596,337	2,803,070	—	—	2,803,070
Stock-based compensation	—	—	148,500	—	148,500
Net income for the period	—	—	—	69,389	69,389
Balances, June 30, 2006	75,667,220	15,265,182	50,210,366	(49,303,757)	16,171,791

Exercise of stock options	65,000	43,550	—	—	43,550
Acquisition of Mailbank.com Inc., net of share issuance costs	—	(21,000)	—	—	(21,000)
Stock-based compensation	—	—	61,500	—	61,500
Net income for the period	—	—	—	1,934,621	1,934,621

Balances, September 30, 2006	75,732,220	$15,287,732	$50,271,866	$(47,369,136)	$18,190,462

9. SHARE-BASED PAYMENTS

Summary of Outstanding Stock Options

As of September 30, 2006, options to purchase an aggregate of 6,256,933 shares of common stock are outstanding under the Company’s 1996 Stock Option Plan. No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to date of grant.

A summary of unaudited option activity under the Company’s stock option plans for the three and nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($'000s)
Outstanding at June 30, 2006	6,498,261	$0.52
Exercised	(65,000)	0.67
Forfeited	(61,328)	0.64
Expired	(115,000)	0.67
Outstanding at September 30, 2006	6,256,933	$0.52	4.60	$2,201
Exercisable at September 30, 2006	5,409,106	$0.50	4.06	$2,021

Outstanding at December 31, 2005	6,497,387	$0.51
Granted	233,000	0.94
Exercised	(187,011)	0.53
Forfeited	(171,443)	0.63
Expired	(115,000)	0.67
Outstanding at September 30, 2006	6,256,933	$0.52	4.60	$2,201
Exercisable at September 30, 2006	5,409,106	$0.50	4.06	$2,021

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

For the nine months ended September 30, 2006, the weighted-average fair value of options granted, as of the grant date, was $0.83, using the following weighted average assumptions: expected volatility of 121%; risk-free interest rate of 4.5%; expected dividend yield of 0%; and expected life of 6 years. 233,000 options were granted during the nine months ended September 30, 2006.

No options were granted during the three months ended September 30, 2006.

For the nine months ended September 30, 2005, the weighted-average fair value of options granted, as of the grant date, during the period was $0.69, using the following weighted-average assumptions: expected volatility of 122%; risk-free interest rate of 3.7%, expected dividend yield of 0%; and expected life of 4 years. 203,875 options were granted during the nine months ended September 30, 2005.

For the three months ended September 30, 2005, the weighted-average fair value of options granted, as of the grant date, during the period was $0.78, using the following weighted-average assumptions: expected volatility of 114%; risk-free interest rate of 4.1%, expected dividend yield of 0%; and expected life of 4 years. 7,500 options were granted during the three months ended September 30, 2005.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to January 1, 2006 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the notes to the audited consolidated financial statements in the Company’s Forms 10-Q or in the notes to the unaudited condensed consolidated financial statements in the Company’s Form 10-Q’s. Had the fair value of awards granted prior to January 1, 2006 been adjusted to account for forfeitures, the stock-based compensation expense, on a pro forma basis, would have been reduced by $5,500 for the three months ended September 30, 2005 and reduced by $23,100 for the nine months ended September 30, 2005. As of September 30, 2006, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $458,000, before adjusting for estimated forfeitures, which will be recognized over a weighted average period of approximately 2.9 years.

Share-based compensation expense included in the statement of operations for the nine months ended September, 30, 2006 was $210,000, while share-based compensation expense included in the statement of operations for the three months ended September 30, 2006 was $61,500. The Company has not capitalized any share-based compensation expense as part of the cost of an asset. The impact of adoption of SFAS 123R, for the nine month period ended September 30, 2006, was a decrease in net income of $210,000, and for the three months ended September 30, 2006, a decrease in net income of $61,500. These amounts did not change basic and diluted income per share.

10. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the company beginning in the fourth quarter of 2006. The company is currently assessing the effect of adopting SAB 108, but does not expect that it will have a material effect on the company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

•                  Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues; and

•                  Pending or new litigation.

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the “Risk Factors” section of this Form 10-Q for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

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

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues have been derived from the sale of services provided as an accredited domain registrar. As of September 30, 2006, we offered registration services for the generic top-level domains, or gTLDs .com, .net, .org, .info, .name, .biz and .mobi and for the country code top-level domains, or ccTLDs .at, .be, .ca, .cc, .ch, .cn, ..de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and .vc.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Notes 1 and 2 to the unaudited consolidated financial statements for the three and nine months ended September  30, 2006 include further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from:

•         Domain registration fees on both a wholesale and retail basis and other Internet services; and

•         Advertising and other revenue.

With respect to the sale of domain registrations, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. We also enter into revenue arrangements in which a Service Provider may purchase a combination of services (multiple element arrangements). When fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. Fair value is established by the price charged when that element is sold separately. For arrangements where fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Accounting for stock based employee compensation

In accordance with SFAS 123R, we measure compensation cost for stock awards at fair value and recognize compensation over the vesting period. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUES

The following table presents our revenues, by revenue source, for the periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	$11,271,809	$9,461,936	$32,498,060	$27,984,725
Other Internet services, including Domain Direct	4,304,777	1,869,027	12,125,805	5,447,436
Total domain name and other Internet services	15,576,586	11,330,963	44,623,865	33,432,161
Advertising and other revenue	1,287,734	723,833	3,206,431	2,426,479
	$16,864,320	$12,054,796	$47,830,296	$35,858,640
Increase over prior period	$4,809,524		$11,971,656
Increase - percentage	40%		33%

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	66.8%	78.5%	67.9%	78.0%
Other Internet services, including Domain Direct	25.5	15.5	25.4	15.2
Total domain name and other Internet services	92.4	94.0	93.3	93.2
Advertising and other revenue	7.6	6.0	6.7	6.8
	100.0%	100.0%	100.0%	100.0%

Total net revenues for the three months ended September 30, 2006 increased to $16.9 million from $12.1 million for the three months ended September 30, 2005.

Total net revenues for the nine months ended September 30, 2006 increased to $47.8 million from $35.9 million for the nine months ended September 30, 2005.

During the three and nine months ended September 30, 2006, no customer accounted for more than 10% of billed revenue, and one customer accounted for 12.6% of accounts receivable at September 30, 2006. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected. In addition, accounts receivable includes an amount of $1.9 million for certain patents assigned to an unrelated third party. This amount is reflected in other income in the statement of operations and was fully paid on October 20, 2006.

Domain name and other Internet services

Net revenues from domain name and other Internet services for the three months ended September 30, 2006 increased by $4.2 million, or 37.5%, to $15.6 million from $11.3 million for the three months ended September 30, 2005, primarily as a result of increased volumes from new and existing customers and the additional revenue we earned during the three months ended September 30, 2006 from the Hosted Messaging Assets we acquired from Critical Path in January 2006, which have been integrated into other Internet services revenue streams.

Net revenues from domain name and other Internet services for the nine months ended September 30, 2006 increased by $11.2 million, or 33.5%, to $44.6 million from $33.4 million for the nine months ended September 30, 2005, primarily as a result of increased volumes from new and existing customers and the additional revenue we earned during the nine months ended September 30, 2006 from the Hosted Messaging Assets we acquired from Critical Path in January 2006, which have been integrated into other Internet services revenue streams.

During the three months ended September 30, 2006, the number of domain names that we processed increased by 214,000 to 1.2 million new, renewed and transferred-in domain name registrations, compared to the three months ended September 30, 2005. During the nine months ended September 30, 2006, the number of domain names that we processed increased by 733,000 to 3.7 million new, renewed and transferred-in domain name registrations, compared to the nine months ended September 30, 2005. These increases were due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to 73% for the three months ended September 30, 2006, compared to 70% for the three months ended September 30, 2005.

During the three months ended September 30, 2006, revenue from domain names, excluding Domain Direct, comprised 66.8% of total revenue, compared to 78.5% for the three months ended September 30, 2005, 67.6% for the three months ended June 30, 2006 and 78.7% for the three months ended June 30, 2005. During the nine months ended September 30, 2006, revenue from domain names, excluding Domain Direct, comprised 68.0% of total revenue, compared to 78.0% for the nine months ended September 30, 2005. This percentage decrease primarily resulted from the recognition of revenues from the newly acquired Hosted Messaging Assets. This resulted in revenue from other Internet services, including Domain Direct, increasing to 25.5% of total revenue for the three months ended September 30, 2006, compared to 15.5% for the three months ended September 30, 2005, 25.5% for the three months ended June 30, 2006 and 15.3% for the three months ended June 30, 2005. Revenue from other Internet services, including Domain Direct, increased to 25.3% of total revenue for the nine months ended September 30, 2006, compared to 15.2% for the nine months ended September 30, 2005.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. As at September 30, 2006, the total number of domain names under our management increased by 1.0 million to 5.7 million, compared to the total number of domain names under our management as at September 30, 2005. As of September 30, 2006, we provided provisioning services to ten registrars on a monthly basis, which registrars use our technical systems to process domain registrations with their accreditation. As of September 30, 2006, we managed 1.8 million domain names for these ten registrars, compared to 850,000 for six registrars at September 30, 2005, on their behalf.

Deferred revenue from domain name registrations and other Internet services at September 30, 2006 increased to $44.7 million from $37.3 million at September 30, 2005.

Advertising and other revenue

Advertising and other revenue for the three months ended September 30, 2006 increased by $564,000, or 77.9%, to $1.3 million from $724,000 for the three months ended September 30, 2005, and increased by $780,000, or 32.1%, to $3.2 million from $2.4 million for the nine months ended September 30, 2005. This increase was primarily as a result of our delivery of third party advertisements on parked pages amounting to $468,000 for the three months ended September 30, 2006 and $695,000 for the nine months ended September 30, 2006.

During the three months ended September 30, 2006, revenue from advertising and other revenue comprised 7.6% of total revenue, compared to 6.0% for the three months ended September 30, 2005, 6.9% for the three months ended June 30, 2006 and 6.0% for the three months ended June 30, 2005. During the nine months ended September 30, 2006, revenue from advertising and other revenue comprised 6.7% of total revenue, compared to 6.8% for the nine months ended September 30, 2005. This percentage decrease was primarily the result of the significant redesign of our software download website that we undertook during the second quarter of 2005 and the increase in our other Internet services revenue during the nine months ended September 30, 2006.

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

The following table presents our cost of revenues, by revenue source, for the periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	$8,069,626	$6,649,034	$23,253,335	$19,599,932
Other Internet services, including Domain Direct	1,128,795	668,411	3,072,513	1,884,103
Total domain name and other Internet services	9,198,421	7,317,445	26,325,848	21,484,035
Network, other costs	1,266,408	359,268	4,133,097	1,000,495
Network, depreciation and amortization costs	762,174	132,829	2,033,427	377,489
	$11,227,003	$7,809,542	$32,492,372	$22,862,019
Increase over prior period	$3,417,461		$9,630,353
Increase - percentage	44%		42%
Percentage of net revenues	67%	65%	68%	64%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	71.9%	85.1%	71.5%	85.7%
Other Internet services, including Domain Direct	10.0	8.6	9.5	8.2
Total domain name and other Internet services	81.9	93.7	81.0	93.9
Network, other costs	11.3	4.6	12.7	4.4
Network, depreciation and amortization costs	6.8	1.7	6.3	1.7
	100.0%	100.0%	100.0%	100.0%

Cost of revenues for the three months ended September 30, 2006 increased to $11.2 million from $7.8 million for the three months ended September 30, 2005, primarily as a result of higher costs attributable to higher volumes of domain registrations and other Internet services of $1.9 million and an increase in network costs of $1.5 million. The increase in network costs was primarily a result of the additional labor, bandwidth and co-location costs required to manage the data centers of $869,000, depreciation of additional information technology assets acquired or purchased of $582,000 and additional amortization of $47,000 resulting from acquisitions. The increase in cost of revenues as a percentage of revenues was primarily the result of the proportionately greater network costs incurred to support and manage our expanded internet service offerings, most notably to support our hosted email platform.

Cost of revenues for the nine months ended September 30, 2006 increased to $32.5 million from $22.9 million for the nine months ended September 30, 2005, primarily as a result of the higher costs attributable to increased volumes of domain registrations and other Internet services of $4.8 million and an increase in network costs of $4.8 million. The increase in network costs was primarily a result of the additional labor, bandwidth and co-location costs required to manage the data centers of $2.6 million, which includes $513,000 of transitional costs, relating to the transfer of operational knowledge from Critical Path Inc. employees, in connection with the acquisition of the Hosted Messaging Assets of Critical Path Inc. In addition, depreciation of additional information technology assets acquired or purchased of $1.6 million and additional amortization resulting from acquisitions in the amount of $86,000. The increase in cost of revenues as a percentage of revenues was primarily the result of the proportionately greater network costs incurred to support and manage our expanded internet service offerings, most notably our hosted email platform.

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

During the three months ended September 30, 2006, direct cost of revenues pertaining to domain names, excluding Domain Direct, comprised 71.9% of total cost of revenues compared to 85.1% for the three months ended September 30, 2005, 69.7% for the three months ended June 30, 2006 and 86.0% for the three months ended June 30, 2005. During the three months ended September 30, 2006, direct cost of revenues pertaining to other Internet services, including Domain Direct, comprised 10.1% of total cost of revenues compared to 8.6% for the three months ended September 30, 2005, 9.4% for the three months ended June 30, 2006 and 8.0% for the three months ended June 30, 2005.

During the nine months ended September 30, 2006, direct cost of revenues pertaining to domain names, excluding Domain Direct, comprised 71.6% of total cost of revenues compared to 87.2% for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, direct cost of revenues pertaining to other Internet services, including Domain Direct, comprised 9.5% of total cost of revenues compared to 8.4% for the nine months ended September 30, 2005.

Prepaid domain registration and other Internet services fees at September 30, 2006 increased by $5.7 million, to approximately $31.1 million from $25.4 million at September 30, 2005.

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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Sales and marketing	$1,706,951	$1,150,674	$4,738,397	$3,669,185
Increase over prior period	$556,277		$1,069,212
Increase - percentage	48%		29%
Percentage of net revenues	10%	10%	10%	10%

Sales and marketing expenses during the three months ended September 30, 2006 increased to $1.7 million compared to $1.2 million during the three months ended September 30, 2005.

Sales and marketing expenses during the nine months ended September 30, 2006 increased to $4.7 million compared to $3.7 million during the nine months ended September 30, 2005.

The increase during the three months ended September 30, 2006 was primarily the result of additional people costs of $474,000, including a cost of approximately $53,000 relating to a severance payment, $15,000 of stock-based compensation as a result of our adoption of SFAS 123R, which is effective January 1, 2006, and the increase in staff to support our expanded Hosted Messaging assets. This increase was also a result of additional travel costs of $47,000 and additional marketing costs of $32,000, as we continued to extend our sales and marketing reach.

The increase during the nine months ended September 30, 2006 was primarily the result of additional people costs of $897,000, including a cost of approximately $53,000 relating to a severance payment, $51,000 of stock-based compensation as a result of our adoption of SFAS 123R, which is effective January 1, 2006, and the increase in staff to support our expanded Hosted Messaging assets. In addition, in connection with our recent acquisition of our Hosted Messaging Assets, we incurred transitional costs in the amount of $37,000 relating to knowledge transfer. The increase was also a result of additional travel costs of $51,000 and additional marketing costs of $75,000, as we continued to extend our sales and marketing reach.

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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Technical operations and development	$1,924,435	$1,468,624	$6,335,874	$4,147,467
Increase over prior period	$455,811		$2,188,407
Increase - percentage	31%		53%
Percentage of net revenues	11%	12%	13%	12%

Technical operations and development expenses for the three months ended September 30, 2006 increased to $1.9 million compared to $1.5 million during the three months ended September 30, 2005.

Technical operations and development expenses for the nine months ended September 30, 2006 increased to $6.3 million compared to $4.1 million during the nine months ended September 30, 2005.

Technical operations and development expenses for the three months ended September 30, 2006 increased by $456,000, primarily as a result of people-related costs, including contract and outside service costs of $464,000. Such increase reflects our ongoing commitment to enhance and extend our OpenSRS platform, as well as the additional resources required to develop and support our other Internet services, including our Hosted Messaging service. Included in this increase in people related costs is an amount of $21,000 of stock-based compensation, recorded as a result of our adoption of SFAS 123R effective January 1, 2006. The increase in technical operations and development expenses was offset by a decrease in other technical operations and development expenses during the three months ended September 30, 2006 of $17,000 primarily as a result of decreased expenditure on travel.

Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $9,000 to $58,000, compared to the three months ended September 30, 2005, which also contributed to the increase in technical operations and development expenses for the three months ended September 30, 2006.

Technical operations and development expenses for the nine months ended September 30, 2006 increased by $2.2 million primarily as a result of people-related costs including contract and outside service costs of $1.4 million. Such increase reflects our ongoing commitment to enhance and extend our OpenSRS platform, as well as the additional resources required to develop and support our other Internet services, including our Hosted Messaging service. Also included in the increase is $679,000 of transitional costs incurred in connection with our acquisition of the Hosted Messaging Assets of Critical Path, relating to operational knowledge transfer from Critical Path employees and $40,000 of other expenses, primarily travel related expenses.. In addition, for the nine months ended September 30, 2006, we recorded $72,000 of stock-based compensation as a result of our adoption of SFAS 123R effective January 1, 2006. This increase as a result of stock based compensation is included in the increase as a result of people related costs above.

Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $118,000 to $137,000, compared to the nine months ended September 30, 2005, which also contributed to the increase in technical operations and development expenses for the nine months ended September 30, 2006.

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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
General and administrative	$1,698,012	820,860	$4,265,529	$3,358,347
Increase over prior period	$877,152		$907,182
Increase - percentage	107%		27%
Percentage of net revenues	10%	7%	9%	9%

General and administrative expenses for the three months ended September 30, 2006 increased to $1.7 million compared to $821,000 during the three months ended September 30, 2005.

General and administrative expenses for the nine months ended September 30, 2006 increased to $4.3 million compared to $3.4 million during the nine months ended September 30, 2005.

For the three months ended September 30, 2006, we recorded a foreign exchange loss of approximately $28,000, compared to a gain of approximately $294,000 for the three months ended September 30, 2005, resulting in an increase in general and administrative expenses of $323,000.

In addition, people-related costs including contract and outside service costs that were required to meet our increased infrastructure,, increased by approximately $286,000. ,This increase also included a cost of approximately $123,000 relating to a severance payment and $23,000 of stock-based compensation as a result of our adopting SFAS 123R, effective January 1, 2006.

During the three months ended September 30, 2006, professional fees increased by $175,000 when compared to the three months ended September 30, 2005, primarily as a result of the incremental increase in accounting and legal fees required to manage our increased public profile and growing infrastructure.

General and administrative expenses increased by an additional $158,000 in the three months ended September 30, 2006 as a result of increased costs incurred for credit card processing fees, public listing and investor relation costs, facility and other miscellaneous expenses, when compared to the three months ended September 30, 2005.

These increases in general and administrative expenses for the three months ended September 30, 2006 were offset by and amount of  $65,000 as a result of a decrease in provisions for bad debts and insurance costs,

For the nine months ended September 30, 2006 we recorded a foreign exchange gain of approximately $664,000, compared to approximately $242,000 for the nine months ended September 30, 2005, resulting in a decrease in general and administrative expenses of $423,000.

This decrease in general and administrative expenses was offset by increases in people related costs including contract and outside service costs, of $609,000, including a cost of approximately $123,000 relating to a severance payment, $79,000 of stock-based compensation as a result of our adopting SFAS 123R effective January 1, 2006. In addition, the decrease in general and administrative expenses was further offset by transitional costs of $50,000 that were primarily incurred in connection with our recent acquisition of the Hosted Messaging Assets of Critical Path to facilitate customer billing through our transitional phase.

During the nine months ended September 30, 2006, professional fees increased by an amount of $222,000, public listing and investor relations costs increased by an amount of $118,000 and facility costs increased by $89,000 when compared to the nine months ended September 30, 2005.

General and administrative expenses increased by an additional $321,000 for the nine months ended September 30, 2006 as a result of increased costs incurred for travel, business and state taxes, credit card processing fees and telephone expenses, as compared to the nine months ended September 30, 2005.

These increases in general and administrative expenses for the nine months ended September 30, 2006 were offset by and amount of  $79,000 as a result of a decrease in provisions for bad debts and insurance costs.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Depreciation of property and equipment	$43,025	$99,883	$125,116	$412,546
Decrease over prior period	$(56,858)		$(287,430)
Decrease - percentage	(57)%		(70)%
Percentage of net revenues	0%	1%	0%	1%

The decrease in depreciation for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily due to the acquisition of additional computer equipment purchased to support our larger footprint, predominantly as a result of our purchase of the Hosted Messaging services business.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Amortization of intangible assets	$230,291	$39,750	$436,175	119,250
Increase over prior period	$190,541		$316,925
Increase - percentage	479%		266%
Percentage of net revenues	1%	0	1%	0%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown Corporation in April 2004, from the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, and the acquisition of Mailbank.com Inc. in September 2006.

In connection with the acquisition of Boardtown Corporation, the technology, brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown Corporation are amortized on a straight-line basis over three years.

Technology acquired in connection with the acquisition of the Hosted Messaging Assets of Critical Path, Inc. is amortized on a straight-line basis over two years, while the customer relationships are amortized on a straight-line basis over five years.

In connection with the acquisition of Mailbank.com Inc., customer and customer relationships purchased are amortized on a straight-line basis over five years, while in-house software purchased is amortized on a straight-line basis over two years.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Other income (expenses), net	$1,803,123	$122,755	$2,482,282	$296,859
Increase over prior period	$1,680,368		$2,185,423
Increase - percentage	1,369%		736%
Percentage of net revenues	11%	1%	5%	1%

In 2002, we assigned to an unrelated third party (our Partner), various patents which were acquired by us in the merger with Infonautics in 2001.  In connection with the assignment of these patents, we retained the right to a revenue share relating to any cash flow received by our Partner relating to the commercialization of these patents.  On August 15, 2006, we were informed by our Partner that it had assigned certain of these patents to another unrelated third party.  As a result of this assignment, during the three months ended September 30, 2006, we recognized $1.9 million in other revenue. This amount was fully paid to us on October 20, 2006.

In connection with the patents discussed above, during the nine months ended September 30, 2006, we received $2.3 million from the assignment of the patents. We do not expect to receive any additional revenue share from this arrangement in the future.

Other income includes interest income of $121,000 for the three months ended September 30, 2006, compared to $123,000 for the three months ended September 30, 2005. Interest income is expected to decrease in future periods as we will have lower investment balances available, primarily as a result of the acquisitions we have made this year. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we incurred an interest expense of $131,000 during the three months ended September 30, 2006.

During the nine months ended September 30, 2006, we received net interest income of $285,000, compared to $297,000 for the nine months ended September 30, 2005. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we incurred an interest expense of $131,000 during the three months ended September 30, 2006.

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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Recovery of income taxes	$(96,895)	$—	$(84,895)	$(151,975)
Decrease over prior period	$(96,895)		$67,080
Decrease - percentage	N/A %		(44)%
Percentage of net revenues	(1)%	—%	(0)%	(0)%

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes other than for alternative minimum tax has been recorded for the three and six months ended September 30, 2006 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

We are entitled to certain Canadian investment tax credits for qualifying research and development activities performed in Canada. During the three months ended September 30, 2006, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of $109,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2004.

During the three months ended March 31, 2005, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of $152,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our principal source of liquidity was cash and cash equivalents, including short term investments, of $3.5 million compared to $19.1million at December 31, 2005.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $4.9 million, compared to $2.9 million for the nine months ended September 30, 2005. Operating activities, after adjustment for non-cash and other items including depreciation, amortization, change in the fair value of forward contracts and stock-based compensation of $2.8 million, for the nine months ended September 30, 2006 generated $4.8 million. Changes in non-cash operating working capital provided an additional $163,000. The decrease in non-cash operating working capital primarily reflects changes in accounts receivable, accounts payable, accrued expenses, deferred revenue and prepaid domain name registry fees. The increase in accounts receivable resulted primarily from our recent acquisition of the Hosted Messaging Assets from Critical Path and by an amount of $1.9 million for certain patents assigned to an unrelated third party. This amount was fully paid to Tucows on October 20, 2006.

In October 2006, we migrated the email accounts acquired in the Mailbank.com Inc. transaction to our hosted email platform. As a result of service degradations experienced by these customers during the conversion process, we determined that it would be appropriate to extend the service period of all these customers by 90 days. Accordingly, we expect that this will impact the timing of renewal cash flow by 90 days and will result in a decrease in cash flows of approximately $600,000 during the quarter ended December 31, 2006 quarter. As this billed revenue would have been deferred and then recognized over the period that service is provided, our current deferred revenue pertaining to these customers will be recognized over the extended period. The impact of this sales credit on recognized revenue is not expected to have a material impact in any reporting period.

Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2006. This resulted primarily from the cash amounts paid for the acquisition of Mailbank.com Inc. on June 19, 2006 for $6.5 million and the purchase of the Hosted Messaging assets of Critical Path, Inc. for $7.5 million on January 3, 2006. In addition, in connection with the acquisition of the Hosted Messaging Assets we placed an additional $1.8 million into escrow to meet our obligation to pay additional cash payments to Critical Path Inc. if certain performance targets were met by October 2006. During the three months ended September 30, 2006, $1.0 million of the cash in escrow was released and paid to Critical Path Inc. and $527,000 was released from escrow to Tucows. We also invested $4.1 million in property and equipment, primarily in Internet services infrastructure. These investments were made primarily for two reasons. First we want, to position ourselves to take advantage of hosted email opportunities that are materializing earlier than we expected, which investments included accelerating a successful re-architecture of our hosted email environment as well as the purchase of a significant number of additional hosted email licenses from Critical Path. Inc. Second, in response to a severe “denial of service” attack to which we were subject early May, which attack impacted a variety of the services on our network, we decided to both accelerate the timing of, and increase the investment in an improved Managed DNS infrastructure in order to better insulate ourselves against future attacks. Third, during the quarter we have been experiencing a significant increase in inbound spam and assessed that we needed to invest incrementally in our hosted email  environment. As a result of these incremental expenditures, we expect that our expenditure for additional plant and equipment to accommodate our growth, maintenance and upgrade cycles during the fiscal year ended December 31, 2006, will likely result in our expenditure on our Internet services infrastructure being between $3.25 million to $3.75 million greater than during the fiscal year ended December 31, 2005. In addition, as of September 30, 2006 we held $263,000 in restricted cash as additional margin security against forward exchange contracts to which we are party. This was offset by cash provided in investing activities of $1.8 million, which amount represents a decrease in our investment in short-term investments.

In connection the acquisition of Mailbank.com Inc. in June 2006, we issued two unsecured promissory notes, the first for $6,000,000, bearing interest at 7% per annum, and the second for $2,122,930, bearing interest at 9% per annum. Interest on the first note is payable quarterly in arrears, beginning October 1, 2006, with the principal payable on September 19, 2008. The second note was prepaid in full by Tucows in August 2006, and resulted in $2.0 million of net cash used for financing activities for the nine months ended September 30, 2006, This $2.1 million prepayment was partly offset by proceeds received on the exercise of stock options under our employee stock options plan in the amount of $100,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America. Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our excess funds are held in money market accounts. Based on the nature of our investments, we have concluded that there is no material interest rate risk exposure at September 30, 2006.

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

The impact of the foreign exchange forward contracts for the three months ended September 30, 2006 was a net loss of approximately $145,000, which is reflected on the consolidated statements of operations in general and administrative expenses. The impact of the foreign exchange forward contracts for the nine months ended September 30, 2006 was a net gain of approximately $51,000, and for the nine months ended September 30, 2005, the impact was a net gain of approximately $183,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of September 30, 2006, we had outstanding foreign currency forward contracts with a notional value of $4.5 million, whereby $750,000 is converted into Canadian dollars on a semi-monthly basis from October 2006 to December 2006 at foreign exchange rates varying from U.S.$1:Cdn$1.147 to U.S.$1:Cdn$1.1493.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2006. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2006. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2006 of $460,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

Item 4.           Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

•                  Factors that could affect our ability to achieve the intended benefits include:

•                  Our ability to market this new offering to our channel of Service Providers and their consequent interest in selling the personalized email service to their respective end users.

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

Date: November 14, 2006	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.