Form 10-K
period 2006-12-31
TUCOWS INC /PA/
filed 2007-03-29
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28284

Tucows Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2707366
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
96 Mowat Avenue Toronto, Ontario, Canada	M6K 3M1
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (416) 535-0123
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes  ☐ No ☒

As of June 30, 2006 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $54.3 million. Such aggregate market value was computed by reference to the closing sale price per share of $0.96 as reported on the American Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 26, 2007 was 74,698,221.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of Tucows Inc. to be used in connection with its 2007 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

TUCOWS INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2006

Information Concerning Forward-Looking Statements

This Report on Form 10-K contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our expectations regarding our acquisition of the assets of Critical Path, Inc. and the equity of Mailbank.com Inc.; our expectations regarding the cost of compliance with Sarbanes-Oxley and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

PART I

ITEM 1.                BUSINESS

Overview

Tucows Inc., together with its consolidated subsidiaries, seeks to make the Internet easier and more effective for Internet users and to reduce complexity for its customers as they acquire, deliver or use Internet services.

Our principle source for distributing Internet services is our global network of over 7,000 hosting companies, Internet Service Providers, or ISPs, and other providers of Internet services, collectively referred to as Service Providers. Service Providers play a critical role in connecting users to the Internet as they interact with individuals and businesses ranging from small business to large corporations. Our wholesale product offerings and our outsourced service management capability allows us to offer Service Providers innovative value-added services that allow these Service Providers to focus their time and resources on customer acquisition and retention while still being able to enhance per customer revenue by offering additional services along with their core services.

In addition to other Internet services, we provision millions of email boxes and manage over 7 million domains. We also have one of the most popular download sites on the Internet, where we connect advertisers to a global audience of Internet users.

We were among the first group of 34 registrars to be accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) in 1999. ICANN maintains a list of accredited registrars at www.icann.org /registrars/accredited-list.html.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located in Toronto, Ontario and we have offices in Europe and the United States.

Products and Services

We offer our services to our network of Service Providers and directly to end-users of the Internet. Our principal applications and services fall under two broad headings: Domain Registration and other Internet Services and Advertising and Other Services.

Domain Registration and other Internet Services

Domain Registration Services

Domain Registration Services encompass all of our product and service offerings related to the provisioning of domains, including the markets for expiring and secondary domain names. We offer wholesale and retail domain registration services for numerous generic top-level domains, or gTLDs, and country code top-level domains, or ccTLDs. Key components of our Domain Registration Services include:

•       Wholesale Domain Services.   Tucows’ Wholesale Domain Services are designed to enable Service Providers to register domains for their end-users using Tucows’ gTLD and ccTLD accreditations. Pricing is based on a per domain, per year charge. Tucows imposes no restrictions on the prices charged by Service Providers to their customers and offers this service through its open shared reseller system, or OpenSRS Platform, which is described below.

•       Hosted Registrar Services.   Hosted Registrar Services allow ICANN accredited registrars to use Tucows’ technical systems to process domain registrations with their accreditation. Hosted Registrar Services enable registrars to use a proven system without incurring the costs of building their own technical infrastructure. Hosted Registrar Services also include professional service elements, including custom development, data management and systems administration. This service is offered through Tucows’ open hosted reseller system, or OpenHRS platform, which is described below, and is offered as a fee-based service.

•       Retail Services.

•        Domain Direct.   Tucows offers retail domain registration and other Internet services through Domain Direct at www.domaindirect.com. These services are designed to enable consumers to establish an Internet presence using Domain Direct’s control panel, which includes tools for domain registration, personalized email, domain forwarding, blogware and web hosting that allow customers to register, develop, use and manage their websites.

•        NetIdentity.   Tucows manages a domain name portfolio of surname-based domain names that we use to provide consumers with personalized email and web hosting services. These services enable consumers to subscribe for the use of a personalized, name-based email address, such as john@smith.com, or a similar personalized web address for blog or website purposes.

Other Internet Services

Other Internet services that we provide include email and anti-spam services, digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools. We offer these services to our Service Providers on a private label basis so that the Service Providers may use their own brand name in selling Internet services to their end-users.

•       Messaging Email.   Our email service is a hosted service that provides email boxes that support post office protocol, or POP, Internet message access protocol, or IMAP, simple mail transfer protocol, or SMTP, and web-mail as methods of access and communication. Web-mail includes support for groupware functionality, including shared calendaring, tasks, notes and email boxes. An email forwarding service is also provided.

•       Anti-Spam.   Our email defense anti-spam service is a Tucows hosted service that provides spam, virus, content and attachment filtering, as well as Denial of Service, or DoS, attack prevention.

•       Digital Certificate Delivery.   Digital certificates are required to facilitate any online transaction or any exchange of sensitive information in a secure fashion. We have a partnership with GeoTrust to provide Service Providers with the ability to sell an array of digital certificates known as Secure Socket Layer, or SSL, certificates. Digital certificates consist of a public key and a private key. The public key is used to encrypt information and the private key is used to decipher the information, a process that is known as an SSL handshake. Digital certificates are issued using identity verification procedures and, in combination with the trusted third-party infrastructure standard in the Internet industry, are used to enable secure electronic transactions and to otherwise verify online identities. This verification occurs when a browser points to a secured domain; an SSL handshake authenticates the server and the client and establishes an encryption method and a unique session key. The Server and the client can then begin a secure session that guarantees message privacy and message integrity.

•       Billing Services, Provisioning and Customer Care Solutions.

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

•        The Tucows Printing Service is an outsourced statement printing service offering to Platypus Billing System customers statement printing, folding, stuffing and postage metering services.

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

Advertising and Other Services

Advertising and other services include revenues attributable to our content business. We generate revenue directly from users of our website through selling advertising through the following channels:

•       Direct advertising on our website.   Our website, www.tucows.com, is designed to provide customers with fast access to our extensive libraries of software and digital content and with help and information relating to the use of the Internet. We provide users with software for numerous platforms, including Windows, Macintosh, Linux, personal digital assistants, mobile/cellular and online services. The main libraries contain a total of over 40,000 titles. Our staff checks each title for spyware and viruses. We provide a public forum where individuals can review or comment on the software products. Most titles are rated on a scale of one to five, with five being the highest rating. Revenue is produced from our website through advertising and co-branding agreements. We do not generally enter into barter advertising agreements.

•       Direct Navigation Revenue.   We offer pay-per-click advertising on the pages of certain domains within our domain name portfolio. When a user types one of these domain names into the command line of the browser, they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for Tucows.

•       Our Author Resource Center.   Our Author Resource Center, or ARC, provides software developers who rely on us as a primary source of distribution with the tools to manage and promote their software on our website through advertising services, including keyword search placements, banners, promotional placements and premium data services to our large, technologically sophisticated audience. The advertising sales business model is based on both the amount charged to send a message to 1,000 receivers, or a cost-per-thousand, variable, and the amount charged when a user clicks on the advertisement, or a cost-per-click through, variable.

Technology and Infrastructure

We employ advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary platform for the offering of our services. Our provisioning infrastructure is a technical infrastructure that allows Service Providers to provide Internet services to their customers without having to make substantial investments in their own software or hardware. In 2000, our provisioning infrastructure was used primarily to provide domain registration services. Since then, a number of significant enhancements and architectural changes have been made to the infrastructure and its capabilities have been extended to the provisioning of additional Internet services, as previously discussed above.

The key components of our provisioning infrastructure are as follows:

•       Our OpenSRS Platform.   This platform acts as an interface between Service Providers, the Service Providers’ customers, third-party suppliers and our administration. Service Providers use the platform to provision services and recall and edit data with respect to already-provisioned services. To the extent permitted by the Service Providers’ business and technical infrastructure, the Service Providers’ customers can use the platform directly to manage their Internet services in an automated fashion. This includes the ability to add, delete, change and transfer domains. Third-party suppliers may have their services added to our OpenSRS platform, but also at our discretion and after a business evaluation has taken place. Our administrative staff use the OpenSRS platform to support Service Providers and their customers by accessing and, if appropriate, editing data about the provisioned services.

•        Service Providers and end-users communicate with OpenSRS by any of the following means:

•       Web Interfaces.   The OpenSRS Platform has web interfaces that allow Service Providers, end-users and our employees to access the OpenSRS platform from anywhere, at any time, in a secure fashion. The web interfaces, while unbranded, cannot be branded or otherwise customized.

•       Application Programming Interfaces, or APIs.   The OpenSRS Platform has been designed to be rich in APIs. The APIs allow Service Providers to write software or web-based applications that perform at least substantially the same functions as would otherwise be available through the web interfaces, and often times with greater functionality. This is essentially how Service Providers “brand” or “private-label” our services. The existence of APIs enable Service Providers to write their own applications and fully integrate the provisioning of our services with the other services they provide on their websites. APIs also enable the Service Providers to create a web interface for their customers in which the management of our services is seamlessly integrated into the management of services that they provide.

•       Open Source Client Code.   For Service Providers that do not want to write their own software or web-based applications using the APIs, we provide a set of written instructions, or Client Code, that Service Providers can install on their web servers to enable them to provision our services to their customers. Use of the Client Code is an efficient means of provisioning our services and, because the Client Code is open source, it  gives the Service Provider flexibility in integrating and customizing the environment in which the services are provisioned and managed. Use of either the APIs or the Client Code for the provisioning of services allows the Service Provider to fully preserve their brand.

•       Our OpenHRS Platform.   We provide a hosted application to registrars that allows them to register domains using their own accreditation. This OpenHRS platform has been built using OpenSRS technology and is desirable for registrars because it relieves them of the burden of developing and maintaining their own domain registration infrastructure. Further, the OpenSRS infrastructure, upon which OpenHRS has been built, has already been tested through use in high demand, real-world environments. This is a fee-based service, whereas OpenSRS is a transaction-based service.

Downloadable Software Distribution Network Architecture

We also manage an extensive network for distributing software and other digital content using proprietary software and standard hardware. The key elements of the accelerated content delivery network include central servers that we own and servers owned by Service Providers located at their facilities. Bandwidth and update times are minimized by utilizing mirroring software that sends compressed and incremental updates to local Service Providers and affiliates, which results in Service Providers’ mirror sites being able to keep their libraries more current and provide customers with fresher content. Files are distributed among the mirror sites based on several proprietary algorithms that allow us to manage and host more files than could be maintained at any one location.

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

We also use our own online discussion forums to communicate with our Service Providers. These forums have been used to discuss, among other things, suggestions or feedback on new features, marketing promotions and domain policy positions.

These forums are open to the public, which increases the level of scrutiny we face and the standard to which we are held. We believe that this, in turn, produces credibility with Service Providers. Problems that are raised in these  forums are often solved by other Service Providers who have faced similar situations. This greatly increases the speed and breadth of responses the Service Provider is able to receive in a cost effective manner.

Customers

For the years ended December 31, 2006, 2005 and 2004, no single customer represented more than 10% of revenues.

Competitive Conditions

The market for Internet services, including domain registrations, messaging, billing software and services, digital certificates, publishing, software and content distribution, and other Internet applications and services, is rapidly evolving and is highly competitive. Our competition may be divided into groups consisting of:

•       domain registrars who market domains primarily on a retail basis, such as Network Solutions, Register.com, Yahoo and GoDaddy.com, and who compete with Service Providers for end-users;

•       other domain registrars, such as eNom, Inc. and Melbourne IT, who market wholesale private label offerings to Service Providers;

•       providers of billing software and services to telecommunications companies and Service Providers, such as Portal Software and Rodopi;

•       providers of messaging services to Service Providers, such as Google, Microsoft, Postini and Everyone.net;

•       providers of publishing services to Service Providers, such as Google, Xanga, Microsoft, Six Apart and CM4All; and

•       providers of software downloads and other open source related content, such as CNET.

We expect to continue to experience significant competition from the competitors identified above, and, as our business develops and we compete in an increasingly broad range of Internet services, we expect to encounter competition from other providers of Internet services. Service Providers, Internet portals, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their service offerings to include outsourced domain registrations and other Internet applications and service solutions.

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

Although we encounter pricing pressure in many markets in which we compete, we believe the effects of that pressure are mitigated by the fact that we deliver a high degree of value to our Service Providers through our business support practices and financial and technical integration. We believe our status as a trusted supplier also allows us to mitigate the effects of this type of competition. We believe that the long-term relationships we have made with many Service Providers results in a sense of certainty that would not be available to the Service Provider through a competitor.

Intellectual Property

We believe that we are well positioned in the content services and domain registration markets due in part to our highly recognized “Tucows” brand. Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our brand name and technology. We rely on a combination of trademark, trade secret and copyright laws, as well as contractual restrictions, to protect our intellectual property rights.

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

Employees

We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. As of December 31, 2006, we had approximately 200 full time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth specific information regarding our executive officers as of March 26, 2007.

Name	Age	Position(s)
Elliot Noss	44	President and Chief Executive Officer
Michael Cooperman	55	Chief Financial Officer
David Woroch	44	Vice President, Sales
Alain Chesnais	50	Vice President, Product Development
Judith Fields	46	Vice President, Operations
Carla Goertz	49	Vice President, Human Resources

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

Judith Fields has served as our vice president, operations since July 2005. Prior to her promotion in July 2005, Ms. Fields held the position as our director of business systems since 2000. Prior to joining us Ms. Fields worked for Loblaws Companies Limited from 1985 until 1999 where she held a variety of senior roles in both Information Services and Business Systems Development.

Carla Goertz has served as our vice president, human resources since August 2005. Before joining us Ms. Goertz held the position of director human resources at TechData Canada from April 2004 to July 2005. From November 2001 to July 2003, she held the position of vice president of human resources and administration for Castek Inc. Prior to joining Castek Inc. she held the role of vice president human resources at Systems Xcellence Inc.

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

Risks Related to Our Business and Industry

We may not be able to maintain or improve our competitive position and may be forced to reduce our prices because of strong competition in the market for Internet services generally and domain name registration in particular, which we expect will continue to intensify.

The market for Internet services generally and domain registrations in particular is intensely competitive and rapidly evolving as participants strive to protect their current market share and improve their competitive position. Most of our existing competitors are also expanding the variety of services that they offer. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, including Google, Microsoft, Network Solutions, VeriSign and Yahoo!. Competitors like Microsoft, Google and Yahoo!, as well as other large Internet companies, have the ability to offer these services for free or at a reduced price as part of a bundle with other service offerings. If these companies decide to devote greater resources to the development, promotion and sale of these new products and services, greater numbers of individuals and businesses may choose to use these competitors as their starting point for creating an online presence and as a general platform for running their online business operations. In particular, VeriSign may in the future decide to offer additional services that compete with our domain name registration services or other services. If VeriSign were to become a competitor of ours in our core business areas, VeriSign would likely enjoy a number of competitive advantages, including its position as the largest registry, as well as superior financial and operational resources and customer awareness within our industry.

In addition, other large competitors, in an attempt to gain market share, may also offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or potentially cause us to lose customers altogether who decide to purchase these discounted services.

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of February 28, 2007, ICANN had accredited 863 competitive registrars, including our company, to register domains in one or more of the gTLD’s, though not all of these accredited registrars are operational. There are relatively few barriers to entry in this market and the continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

As our business model is premised upon selling multiple services through our Service Providers, we have competed aggressively to attract new clients and retain existing customers. As a result of these actions, our average selling prices have fallen and we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our domain registration and related products and services. The decline in our average selling price has partially offset the impact of increased transaction volume on our revenue and profitability. The likelihood of further declines in our selling price will increase if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers. Since our strategy is to expand the services we provide our customers, if we are unable to maintain our domain registrations, our ability to expand our business may be adversely effected.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have an impact upon our profits.

Each registry typically imposes a fee in association with the registration of each domain. For example, the VeriSign registry presently charges a $6 fee for each .com registration. ICANN charges a $0.25 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the new registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com TLD and is entitled to increase the fee it receives for each .com domain name registration by 7% annually in any four of the six years through 2012, and potentially beyond that date. Any increase in these fees must either be included in the prices we charge to our Service Providers, imposed as a surcharge or must be absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

We rely on our network of Service Providers to renew their domain registrations through us and to distribute our applications and services, and if we are unable to maintain these relationships or establish new relationships, our revenues will decline.

The growth of our business depends on, among other things, our Service Providers’ renewal of their customers’ domain registrations through us. Service Providers may choose to renew their domains with other registrars or their registrants may choose not to renew and pay for renewal of their domains. This may reduce our Service Providers’ number of domain name registration customers which in turn would drive up their customer acquisition costs and harm our operating results. If Service Providers decide, for any reason, not to renew their registrations through us, it may in turn reduce the market to which our Service Providers could market our other higher-margin services, thereby further impacting our revenue and profitability and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations that are not offset by new domain name registrations would likely have an adverse effect on our business and results of operations.

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

Our standard agreements may not be enforceable, which could subject us to liability.

We operate on a global basis and all of our Service Providers must execute our standard agreements that govern the terms of the services we provide to our customers. These agreements contain provisions intended to limit our potential liability arising from the provision of services to our Service Providers and their customers, including liability resulting from our failure to register or maintain domains properly, from downtime or poor performance with respect to our Internet services, or for insecure or fraudulent transactions pursuant to which we have issued SSL certificates. As most of our customers purchase our services online, execution of our agreements by Service Providers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user’s continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a domestic, foreign or international court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that has a material adverse effect on our business or we could be required to change our business practices in a way that increases our cost of doing business.

Regulation could reduce the value of Internet domain names or negatively impact the Internet domain acquisition process, which could significantly impair the value attributable to our acquisitions of Internet domain names.

The acquisition of expiring domain names for parked page commercialization, sale of names or acquisition of names for other uses, involves the registration of thousands of Internet domain names, both in the United States and internationally. We have and intend to continue to acquire previously-owned Internet domain names that have expired and have, following the period of permitted reclamation by their prior owners, been made available for sale. Furthermore, in addition to the names we acquired in our acquisition of Mailbank.com Inc., in June 2006, we have separately acquired and intend to continue to acquire in the future other previously-owned Internet domain names. The acquisition of Internet domain names generally is governed by federal or international regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as we currently do. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

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

As part of our diversification strategy, in January 2006 we acquired the hosted messaging business of Critical Path, Inc., a leading email services provider. The acquisition expands our presence in the email market but also increases our exposure in this volatile business.

Factors that are likely to contribute to fluctuations in our operating results from provisioning hosted email services include:

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

•       ease of integration with customers’ existing systems; and

•       flexibility to enable customers to manage certain aspects of their systems and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering.

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

Our network of Service Providers are our principal source for distributing services. We also rely on our Service Providers to market, promote and sell our services. Our ability to increase revenues in the future will depend significantly on our ability to maintain our customer network, to sell more services through existing Service Providers and to develop our relationships with existing Service Providers by providing customer and sales support and additional products. Service Providers have no obligations to distribute our applications and services and may stop doing so at any time. If we are not able to maintain our relationships with Service Providers, our ability to distribute our applications and services will be harmed, and our revenue may decline.

With respect to our hosted eMail service, we rely on a limited number of customers for a high percentage of our revenues. The loss of one or several of these major customers, whether through termination of agreement, acquisition or bankruptcy, could have a significant impact on our revenues. Our agreements with our email customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The international nature of our business exposes us to certain business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

Expansion into international markets is an element of our growth strategy. Introducing and marketing our services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. We face a number of risks associated with expanding our business internationally that could negatively impact our results of operations, including:

•       management, communication and integration problems resulting from cultural differences and geographic dispersion;

•       compliance with foreign laws, including laws regarding liability of online service providers for activities of customers and more stringent laws in foreign jurisdictions relating to the privacy and protection of third-party data;

•       accreditation and other regulatory requirements to provide domain name registration, website hosting and other services in foreign jurisdictions;

•       competition from companies with international operations, including large international competitors and entrenched local companies;

•       to the extent we choose to make acquisitions to enable our international expansion efforts, the identification of suitable acquisition targets in the markets into which we want to expand;

•       difficulties in protecting intellectual property rights in international jurisdictions;

•       political and economic instability in some international markets;

•       sufficiency of qualified labor pools in various international markets;

•       currency fluctuations and exchange rates;

•       potentially adverse tax consequences or an inability to realize tax benefits; and

•       the lower level of adoption of the Internet in many international markets.

We may not succeed in our efforts to expand our international presence as a result of the factors described above or other factors that may have an adverse impact on our overall financial condition and results of operations.

We currently license many third party technologies and may need to license further technologies which could delay and increase the cost of product and service developments

We currently license certain technologies from third parties and incorporate them into certain of our services including email, anti-spam, anti-virus and web site publishing tools. The Internet services market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license necessary solutions, we may have to devote our resources to development of such technologies, which could delay and increase the cost of product and service developments overall.

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

We may acquire companies or make investments in, or enter into licensing arrangements with, other companies with technologies that are complementary to our business and these acquisitions or arrangements could disrupt our business, cause us to require additional financing and dilute your holdings in our company.

We may acquire companies, assets or the rights to technologies in the future in order to develop new or enhance existing services, to enhance our operating infrastructure, to fund expansion, to respond to competitive pressures or to acquire complementary businesses. Entering into these types of arrangements entails many risks, any of which could materially harm our business, including:

•       the diversion of management’s attention from other business concerns;

•       the failure to effectively integrate the acquired technology or company into our business;

•       the incursion of significant acquisition costs;

•       the loss of key employees from either our current business or the acquired business; and

•       the assumption of significant liabilities of the acquired company.

In addition, absent sufficient cash flows from operations, we may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need that funding. In addition, even though we may have sufficient cash flow, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital, to pay dividends and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments.

Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do effect an acquisition, it is possible that the financial markets or investors will view the acquisition negatively. Even if we successfully complete an acquisition, it could adversely affect our business.

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

We rely upon copyright, trade secret and trademark law, confidentiality and nondisclosure agreements, invention assignment agreements and work-for-hire agreements to protect our proprietary technology, all of which offer only limited protection. We cannot ensure that our efforts to protect our proprietary information will be adequate to protect against infringement and misappropriation by third parties, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States and Canada.

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

The unauthorized reproduction or other misappropriation of our intellectual property rights, including copying the look, feel and functionality of our website could enable third parties to benefit from our technology without us receiving any compensation. The enforcement of our intellectual property rights may depend on our taking legal action against these infringing parties, and we cannot be sure that these actions will be successful.

Because of the global nature of the Internet, our websites can be viewed worldwide. However, we do not have intellectual property protection in every jurisdiction. Furthermore, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services become available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

We may not be able to realize the intended and anticipated benefits from our acquisitions of expiring domain names, which could affect the value of these acquisitions to our business and our ability to meet our financial obligations and targets.

We may not be able to realize the intended and anticipated benefits that we currently expect from our acquisitions of expiring domain names. These intended and anticipated benefits include increasing our cash flow from operations, broadening our Internet service offerings and delivering services that strengthen our Service Provider relationships.

Factors that could affect our ability to achieve these benefits include:

•       A significant amount of revenue attributed to our domain name assets comes from the provision of personalized email services and the generation of revenue from third party advertisements on parked pages. Some of our existing Service Providers who provide similar services may perceive this as a competitive threat and therefore may decide to terminate their agreements with us because of our recent acquisitions of a substantial number of expiring domain names.

•       We will need to continue to acquire commercially valuable expiring domain names to grow our presence in the field of direct navigation. We will need to continuously improve our technologies to acquire valuable expiring domain names as competition in the marketplace for appropriate expiring domain names intensifies. Our domain name acquisition efforts are subject to rules and guidelines established by registries which maintain Internet domain name registrations and other registrars who process and facilitate Internet domain name registrations. The registries and registrars may change the rules and guidelines for acquiring expiring domains in ways that may prove detrimental to our domain name acquisition efforts.

•       The business of direct navigation is dependent on current technologies and user practices. If browser or search technologies were to change significantly, the practice of direct navigation may be altered to our disadvantage.

If the acquired assets are not integrated into our business as we anticipate, we may not be able to achieve the benefits of these acquired assets or realize the value paid for the asset acquisitions, which could materially harm our business, financial condition and results of operations.

We may not be able to realize the intended and anticipated benefits from our acquisition of Mailbank.com Inc., which may impact the value of this acquisition to our business and our ability to meet our financial obligations and targets.

In June 2006, the Company acquired Mailbank.com Inc., a provider of personalized email services and the owner of a large collection of surname domain addresses. We plan to use these assets to offer personalized Internet services directly to end-users through Domain Direct and through our channel of Service Providers as well as to generate income from the parked page of each domain address.

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

If the acquired assets are not integrated into our business as anticipated, we may not be able to achieve the intended benefits of these acquired assets or realize the value paid for the assets acquired, which could materially harm our business, financial condition and results of operations.

We do not control the means by which end user access our web sites and material changes to current navigation practices or technologies or marketing practices could result in a material adverse effect on our business.

The success of our parked pages business depends in large part upon the current end user tendency to type desired destinations directly into the web browser. End users employ this practice of direct navigation to access our web sites primarily through the following methods: directly accessing our web sites by typing descriptive keywords or keyword strings into the uniform resource locator (URL) address box of an Internet browser, accessing our web sites by clicking on bookmarked web sites and accessing our web sites indirectly through search engines and directories.

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

The acquisition of Mailbank.com Inc. involved the acquisition of a portfolio of previously owned domain names. In addition, we are currently acquiring and intend to continue to acquire other previously owned domain names. In some cases, these acquired domain names may have trademark significance that is not apparent to us. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy adopted by ICANN. We may also face actions from third-parties under national trademark or anti-competition legislation.

We review each claim or demand on its merits and we intend to transfer any such previously owned domain names acquired by us to parties that have demonstrated a valid prior right. We cannot guarantee that we will be able to resolve all such disputes without litigation. The potential violation of third party intellectual property rights may subject us to unforeseen liabilities, including injunctions and claims for monetary damages.

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

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our services.

From time to time, concerns have been expressed about whether our services compromise the privacy of our users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results and expose us to litigation and possible liability, including claims for unauthorized purchases with credit card information, impersonation, or fraud claims and other claims relating to the misuse of personal information and unauthorized marketing purposes. While we strive to comply with all applicable data protection laws and regulations, as well as our own privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

In addition, due to the fact that our services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet services we offer.

A large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concern data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still unsettled. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. If sour policies and procedures are found not to be in compliance, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could in turn have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Because we are required to recognize revenue for our services over the term of the applicable customer agreement, changes in our sales may not be immediately reflected in our operating results.

We recognize revenue from our customers ratably over the respective terms of their agreements with us as required by GAAP. Typically, our domain name registration agreements have terms that range from one to ten years, and our website hosting agreements have annual or month-to-month terms. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during that period, and a substantial portion of the revenue that we recognize during a quarter is derived from deferred revenue from customer agreements that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, since we are not permitted under GAAP to recognize all of the revenue from these sales immediately, and because we are required to reflect a significant portion of our related operating expenses in full during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations.

In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

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

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate determination of our tax liability is always subject to review by the applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by:

•       international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arm’s-length related party transfer pricing policies or the validity of our contemporaneous documentation.

•       changes in the valuation of our deferred tax assets; or

•       changes in tax laws, regulations, accounting principles or the interpretations of such laws.

While we believe we have adequate internal control over financial reporting, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

We are currently in the process of planning for the evaluation, documentation and testing of our internal control systems in order to permit our management to be in a position to report on our internal controls over financial reporting as of December 31, 2007 and our independent auditors to attest to, our internal controls over financial reporting as of December 31, 2008, as currently required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). While we believe our internal control over financial reporting is effective and are currently planning for timely completion of such documentation, testing and evaluation, there can be no assurance that we will be able to comply with the requirements of Section 404 of Sarbanes-Oxley by December 31, 2007. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to assert that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price. In addition, it could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Staff at the Commission and the Public Company Accounting Oversight Board (“PCAOB”) (United States) have published for comment proposed changes to the current requirements which would generally have the effect, if adopted as proposed, of reducing the impact of section 404 on the Company. It is not possible to state if or when these proposals will be effective. Should the Commission and PCAOB not adopt the proposed changes, we anticipate that our costs relating to Sarbanes-Oxley will increase and become significant in future periods.

New accounting pronouncements may require us to change the way in which we account for our operational, or business activities and may affect our ability to attract and retain employees.

The Financial Accounting Standards Board, FASB, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, in accordance with SFAS No. 123R, from January 2006, we began recording a charge to earnings for the estimated fair value of employee stock option grants. We have always regarded stock options as an important component of our employee compensation packages. We believe that stock options are an essential tool to link the long-term interests of our shareholders and our employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. These changes will adversely impact our operating results and may adversely affect our ability to attract and retain employees. In addition, regulations implemented by The American and Toronto Stock Exchanges require shareholder approval for most stock option plans, which could make it more difficult for us to grant options to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could adversely affect our business.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Our quarterly and annual operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

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

•       concentrated capital expenditures in any particular period to support our growth or for other reasons;

•       changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on selling prices;

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

•       technical difficulties or other factors that result in system downtime;

•       seasonality of the markets and businesses of our customers;

•       news relating to our industry as a whole;

•       our ability to enforce our intellectual property rights;

•       our ability to manage internet fraud and information theft; and

•       the impact of the change in method used for the accounting of stock options.

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

We believe that a major source of growth for Internet-based companies will come from individuals and businesses outside the United States where Internet access and use is currently less prevalent. A substantial number of our Service Providers are currently based outside the United States and we plan to grow our business in other countries. If Internet use in these jurisdictions does not increase as anticipated, our revenues may not grow as anticipated.

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

The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or adapt our internally developed technology and transaction-processing systems to customer requirements or emerging industry standards in a timely manner, or at all. Our internal development teams may also be unable to keep pace with new technological developments that affect the marketplace for our services. In addition, as we offer new services and functionality, we will need to ensure that any new services and functionality are well integrated with our current services, particularly as we offer an increasing number of our services as part of bundled suites. To the extent that any new services offered by us do not interoperate well with our existing services, our ability to market and sell those new services would be adversely affected and our revenue level and ability to achieve and sustain profitability might be harmed. Updating technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

We could experience system failures and capacity constraints which could diminish our ability to effectively provide our services and could damage our reputation and harm our operating results.

The availability of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brand. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

Our acquisition of the hosted email and personalized email businesses earlier this year has necessitated the purchase of additional hardware and has required significant development of the company’s network architecture. As a result of this acquisition, the Company’s technical systems must manage significantly more data than they have in the past. Any failure in our ability to adapt our procedures or to manage these sophisticated new systems could have a material impact on our business.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur additional expenses.

To be successful, our network infrastructure must perform well and be reliable. The greater the user traffic and the greater the complexity of our services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase of new equipment to upgrade our technology and network infrastructure to enable it to handle increased traffic. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our services and our customers’ experience could decline. This could damage our reputation and lead us to lose current and potential customers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers and other vendors in providing services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on vendors, including data center and bandwidth providers in providing services to our customers. Any disruption in the network access or co-location services provided by these providers or any failure of these providers to handle current or increased volumes of use could significantly harm our business. Any financial or other difficulties our providers face may also have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate certain aspects of our data center and connectivity operations, including Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with customers, adversely affect our brand and expose us to liabilities.

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

ICANN Oversight of Domain Name Registration System

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

•       some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions;

•       ICANN may lose any one of the several claims pending against it in both the U.S. and international courts, in which case its credibility may suffer and its policies may be discredited;

•       the terms of the registrar accreditation process could change in ways that are disadvantageous to us;

•       ICANN and, under their proposed new registry agreement, VeriSign may impose increased fees received for each .com domain name registration;

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

Governmental Regulation Affecting the Internet

To date, government regulations have not materially restricted use of the Internet in most parts of the world. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable laws may be deemed to apply to the Internet, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

•       the liability of online service providers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, infringement of third-party intellectual property and other abusive conduct;

•       other claims based on the nature and content of Internet materials, such as pornography;

•       user privacy and security issues;

•       consumer protection;

•       sales and other taxes, including the value-added tax of the European Union member states;

•       characteristics and quality of services; and

•       cross-border commerce.

The adoption of any new laws or regulations, or the application or interpretation of existing laws or regulations to the Internet, could hinder growth in use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, commerce and advertising. In addition, such changes in laws could increase our costs of doing business, subject our business to increased liability or prevent us from delivering our services over the Internet, thereby harming our business and results of operations.

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

As of December 31, 2006, our four principal shareholders beneficially own approximately 40% of our shares of common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2011. We also maintain offices of approximately 5,000 square feet in Flint, Michigan, approximately 4,000 square feet in Starkville, Mississippi and approximately 500 square feet in London, United Kingdom.

Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, San Jose, San Francisco and Santa Clara, California, Denver, Colorado and London, England.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Tucows’ Annual Meeting of Shareholders was held on November 22, 2006. Holders of an aggregate of 75,732,220 shares of Tucows common stock at the close of business on October 10, 2006 were entitled to vote at the meeting, of which 55,908,361 were present in person or represented by proxy. At such meeting, Tucows’ shareholders voted as follows:

Proposal 1.   To elect seven directors to serve until the 2007 Annual Meeting of Shareholders or until their respective successors shall have been duly selected and qualified.

Nominee	Votes For	Votes Against	Votes Abstained
Allen Karp	53,123,454	—	2,784,907
Elliot Noss	52,981,294	—	2,927,067
Erez Gissin	53,118,011	—	2,790,350
Eugene Fiume	53,120,416	—	2,787,945
Jeffrey Schwartz	53,117,899	—	2,790,462
Lloyd Morrisett	53,064,266	—	2,844,095
Stanley Stern	53,124,204	—	2,784,157

No other persons were nominated, or received votes, for election as directors at the 2006 Annual Meeting of Shareholders. There were no broker non-votes with respect to this proposal.

Proposal 2.   To consider and approve the adoption of the 2006 Equity Compensation Plan.

Approve 2006 Equity Compensation Plan:

Votes For	Votes Against	Votes Abstained
22,865,048	3,153,632	69,921

There were 29,819,760 broker non-votes with respect to this proposal.

Proposal 3.   To consider and approve the adoption of the second amendment and restatement of the Tucows Inc. bylaws to modernize our bylaws and to eliminate certain provisions of our existing bylaws.

Approve Second Amended and Restated Bylaws:

Votes For	Votes Against	Votes Abstained
55,361,392	214,882	332,086

There was 1 broker non-votes with respect to this proposal.

Proposal 4.   To ratify the appointment of KPMG LLP as our independent public accountants to audit our financial statements for the year ending December 31, 2006.

Ratify KPMG LLP as our independent public accountants:

Votes For	Votes Against	Votes Abstained
55,675,897	198,988	33,475

There was 1 broker non-votes with respect to this proposal.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the American Stock Exchange under the symbol “TCX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2006	March 31, 2006	0.97	0.83
	June 30, 2006	0.98	0.79
	September 30, 2006	0.98	0.87
	December 31, 2006	0.95	0.80
2005	March 31, 2005	1.23	0.67
	June 30, 2005	1.01	0.80
	September 30, 2005	1.16	0.89
	December 31, 2005	0.97	0.78

Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol “TCOW” through August 17, 2005. Our common stock began trading on the American Stock Exchange on August 18, 2005.

As of March 23, 2006, Tucows had 315 shareholders of record, which excludes shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2005 and December 31, 2006, and do not intend to do so in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K, but have been previously filed with the SEC.

The historical data is only a summary, and you should read it with our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net revenues	$65,030	$48,517	$44,717	$37,195	$37,046
Cost of revenues:
Cost of revenues:	41,535	30,645	27,566	22,990	23,108
Depreciation of property and equipment	2,756	752	739	1,148	1,851
Amortization of intangible assets	207	—	—	—	—
Total cost of revenues	44,498	31,397	28,305	24,138	24,959
Gross profit	20,532	17,120	16,412	13,057	12,087
Expenses:
Sales and marketing	5,986	4,855	5,068	3,850	3,771
Technical operations and development	8,152	5,628	4,549	3,935	3,726
General and administrative	5,890	4,346	4,108	3,998	4,523
Depreciation of property and equipment	223	200	380	342	825
Amortization of intangible assets	670	236	158	—	222
Total expenses	20,921	15,265	14,263	12,125	13,067
Income (loss) from operations	(389)	1,855	2,149	932	(980)
Other income (expenses)
Interest income, net	110	462	201	131	102
Other income	2,347	303	—	—	—
Gain on disposal of Electric Library subscription assets	—	—	—	—	1,847
Gain on disposal of Liberty Registry Management Services Inc.	—	—	—	1,000	1,955
Loss on disposal of Eklektix Inc.	—	—	—	—	(44)
Write down of investment in bigchalk.com	—	—	—	—	(1,013)
Total other income (expenses)	2,457	765	201	1,131	2,847
Income before provision for income taxes	2,068	2,620	2,350	2,063	1,867
Recovery of income taxes	(92)	(152)	(3,150)	—	—
Net income for the year	$2,160	$2,772	$5,500	$2,063	$1,867
Basic and diluted income per common share	$0.03	$0.04	$0.08	$0.03	$0.03
Shares used in computing basic income per common share	74,032,830	69,077,329	66,079,104	64,626,429	64,626,429
Shares used in computing diluted income per common share	76,489,381	72,481,204	68,051,579	64,725,929	64,626,429

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash and short-term investments)	$7,276	$19,180	$14,375	$13,045	$9,782
Working capital (deficit)	(5,275)	9,044	4,033	2,202	(1,066)
Total assets	84,665	57,057	47,304	35,336	28,853
Deferred revenue	45,137	37,870	33,251	28,589	24,361
Long-term obligations, net of current portion	6,000	—	—	—	—
Stockholders’ equity (deficiency)	18,543	13,092	7,457	866	(1,360)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes included elsewhere herein.

OVERVIEW

We provide Internet services and downloadable software through a global distribution network of more than 6,000 customers, or Service Providers, in more than 100 countries. We are an accredited registrar ICANN, and we generate revenue primarily through the provision of domain registration and other Internet services to Service Providers who offer such services to their own customers in a process known as wholesale distribution

Our distribution network of Service Providers is comprised primarily of web hosting companies, Internet Service Providers, or ISPs, and providers of other services over the Internet. These Service Providers typically provide their customers, the end-users of the Internet, with a critical component to enable their use of the Internet. End-users typically consist of individuals and businesses ranging from small businesses to large corporations.

Net Revenues

We generate net revenues primarily through the provision of domain registration and other Internet services. Additional revenue is generated from advertising and other services.

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of December 31, 2006, we offered registration services for the generic top-level domains, or gTLDs, .com, .net, .org, .info, ..name .biz and .mobi and for the country code top-level domains, or ccTLDs .at, ..be, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and ..vc.

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

Other Internet services currently consist of the sale of expiring domain names and digital certificates, billing, provisioning and customer care software solutions, hosted email and anti-spam services, blogware and website building tools which are used by our Service Providers to create bundles of Internet services for their end-users. We earn fees when a service is activated. Other Internet services are generally purchased for terms of one month to three years. Payments for domain registrations and other Internet services are for the full term of all services at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2006, or fiscal 2006 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from:

•       Domain registration fees on both a wholesale and retail basis and other Internet services; and

•       Advertising and other revenue.

With respect to the sale of domain registrations and other Internet services, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to Service Providers and registrars on a monthly basis. We also enter into revenue arrangements in which a Service Provider may purchase a combination of services (multiple element arrangements). When fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. Fair value is established by the price charged when that element is sold separately. For arrangements where fair value exists only for the undelivered elements, we defer the full value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Revenue from the sale of domain names, consists primarily of amounts earned for the transfer of rights to domain names that are currently under the Company’s control. Collectibility of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received.

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, www.tucows.com, as well as from traffic and search sessions originating on our portfolio of domain names. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved

Changes to contractual relationships in the future could impact the amounts and timing of revenue recognition.

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

Product development costs

We account for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1: Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to our audited consolidated financial statements for Fiscal 2006. Our policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management reassesses these judgments on an ongoing basis. Changes in management’s assessment could impact the recognition of development costs in our accounts.

Valuation of intangible assets, goodwill and long-lived assets

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test goodwill for impairment in accordance with SFAS 142, which requires that we test goodwill, identifiable intangibles and long-lived assets for impairment at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We determine if the carrying value of intangibles, long-lived assets or goodwill are impaired based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Management will base its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Indefinite-lived intangible assets are assessed for impairment on at least an annual basis or more often if events or circumstances warrant. These impairment tests involve the use of discounted cash flow analyses to assess the fair value of the indefinite-lived assets and the recoverability of the carrying value of these assets. These analyses involve estimates of future cash flows, estimated periods of use and applicable discount rates. If the fair values of these assets as determined above were less than the related carrying values, impairment losses would have been recognized, as applicable. Management has determined that there is no impairment of the carrying value of these surname domain names and direct navigation domain names at December 31, 2006.

The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS 142, goodwill is evaluated for impairment at the reporting unit level. While the CEO, who is the Company’s chief operating decision maker, monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common network costs, research and development resources, sales and administrative support, and facilities. This allows the Company to leverage its costs in an effort to maximize return. The Company believes that any allocation of such shared expenses to various products would be impractical and arbitrary and it currently does not make such allocations internally. As such, the Company considers itself a single reporting unit. In testing for a potential impairment of goodwill, the provisions of SFAS 142 require the application of a fair value based test at the reporting unit level. We performed the annual goodwill impairment test as of December 31, 2006, 2005 and 2004, and determined that goodwill was not impaired. In accordance with SFAS No. 144, Accounting for the impairment or disposal of long-lived assets (“SFAS 144”), long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined that there were no events or circumstances that affected the recoverability of long-lived assets.

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

On a periodic basis, we evaluate the probability that our deferred tax asset balance will be recovered to assess its realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, impacting net income or net loss in the period when such determinations are made.

Accounting for stock-based employee compensation

On January 1, 2006, we adopted the fair value-based method for measurement and cost recognition of employee stock-based compensation arrangements under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” or “SFAS 123R”, using the modified prospective application transitional approach. Previously, we had elected to account for employee stock-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or “APB 25” and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market value of the underlying shares on the date of grant.

Under the modified prospective application transitional approach, stock-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the date of adoption of SFAS 123R. In addition, stock-based compensation is recognized, subsequent to the date of adoption of SFAS 123R, for the remaining portion of unvested outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and we continue to provide pro forma disclosure as if it had accounted for employee share-based payments in all periods prior to the adoption of SFAS 123R in accordance with the fair value provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, which is presented below.

We measure stock-based compensation costs on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstance is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted to the vesting date once actual forfeitures are known.

Had we adopted the fair value-based method for accounting for stock-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Year ended December 31,
	2005	2004
Net income, as reported	$2,772,616	$5,500,338
Add stock-based employee compensation expense included in reported net income, net of tax	—	90,330
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(357,523)	(413,151)
Net income, pro forma	$2,415,093	$5,177,517
Earnings per common share, as reported	$0.04	$0.08
Earnings per common share, pro forma	$0.03	$0.08

Refer to Note 8 “Share-Based Payments” in these consolidated financial statements for details of stock options and stock-based compensation cost recorded during fiscal 2006.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

NET REVENUES

The following table presents our revenues, by revenue source:

	Year ended December 31,
	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	44,144,229	37,984,645
Other Internet services, including Domain Direct	16,290,540	7,334,284
Total domain name and other Internet services	60,434,769	45,318,929
Advertising and other revenue	4,594,721	3,198,110
	$65,029,490	48,517,039
Increase over prior period	$16,512,451
Increase—percentage	34%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	67.8%	78.3%
Other Internet services, including Domain Direct	25.1%	15.1%
Total domain name and other Internet services	92.9%	93.4%
Advertising and other revenue	7.1%	6.6%
	$100.0%	100.0%

Total net revenues for Fiscal 2006 increased to $65.0 million from $48.5 million for the year ended December 31, 2005 or Fiscal 2005.

During Fiscal 2006, no customer accounted for more than 10% of total revenue, and one customer accounted for 13% of accounts receivable at December 31, 2006. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for Fiscal 2006 increased by $15.1 million, or 33.3%, to $60.4 million from $45.3 million Fiscal 2005. This increase was primarily as a result of higher volumes from new and existing customers, as well as the additional revenue earned from the Hosted Messaging Assets we acquired from Critical Path in January 2006, and from the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006, which both have been integrated into other Internet services and Advertising and other revenue streams.

During Fiscal 2006, the number of domain names that we processed increased by approximately 900,000 to approximately 4.9 million new, renewed and transferred-in domain name registrations, compared to Fiscal 2005. This increase was due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to approximately 73.7% for Fiscal 2006 compared to approximately 69.8% for Fiscal 2005.

During Fiscal 2006, revenue from domain names, excluding Domain Direct, comprised 67.8% of total revenue, compared to 78.3% for Fiscal 2005. This percentage decrease primarily resulted from the recognition of revenues from the newly acquired Hosted Messaging Assets. This resulted in revenue from other Internet services, including Domain Direct, increasing to 25.1% of total revenue Fiscal 2006 compared to 15.1% for Fiscal 2005.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. During Fiscal 2006, the total number of domain names under our management increased by approximately 1.0 million to approximately 5.9 million, compared to Fiscal 2005. As of December 31, 2006, we provided provisioning services to ten registrars on a monthly basis, as compared to five registrars at December 31, 2005, which registrars use our technical systems to process domain registrations with their accreditation. As of December 31, 2006, we managed approximately 1.9 million domain names, compared to approximately 869,000 at December 31, 2005, on their behalf.

Deferred revenue from domain name registrations and other Internet services at December 31, 2006 increased in line with the increase in revenues to approximately $45.1 million from approximately $37.9 million at December 31, 2005.

Advertising and other revenue

Advertising and other revenue for Fiscal 2006 increased by $1.4 million, or 43.8% to $4.6 million from $3.2 million for Fiscal 2005. This increase was primarily the result of the increase in number of third party advertisements on parked pages, amounting to $1.2 million for Fiscal 2006.

During Fiscal 2006, revenue from advertising and other revenue comprised 7.1% of total revenue, compared to 6.6% for Fiscal 2005.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration and other Internet services, advertising and other revenue and network costs.

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term in which we provide the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Costs of revenues for other Internet services consist of fees paid to third-party service providers and are recognized ratably over the periods in which the services are provided. We have minimal direct cost of revenues associated with our advertising and other revenues. Therefore, the gross profit margin on advertising revenue is approximately 100% and, accordingly, any increase or decrease in advertising and other revenue represents an increase or a reduction of our gross profit of approximately the same amount. Network costs include personnel and related expenses, including bandwidth and co-location expenses to support the supply of all of our services. Bandwidth and co-location expenses are composed primarily of communication and provisioning costs related to the management and support of our network.

The following table presents our cost of revenue, by revenue source:

	Year ended December 31,
	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	31,678,898	26,693,950
Other Internet services, including Domain Direct	4,230,782	2,588,975
Total domain name and other Internet services	35,909,680	29,282,925
Network, other costs	5,625,283	1,362,079
Network, depreciation and amortization costs	2,962,904	751,613
	$44,497,867	31,396,617
Increase over prior period	$13,101,250
Increase—percentage	42%

The following table presents our cost of revenues, by revenue source, as a percentage of total cost of revenues:

	Year ended December 31,
	2006	2005
Domain name and other Internet services:
Domain names, excluding Domain Direct	71.2%	85.0%
Other Internet services, including Domain Direct	9.5%	8.2%
Total domain name and other Internet services	80.7%	93.2%
Network, other costs	12.6%	4.4%
Network, depreciation and amortization costs	6.7%	2.4%
	$100.0%	100.0%

Cost of revenues for Fiscal 2006 increased by approximately $13.1 million, or 42%, to $44.5 million from $31.4 million for Fiscal 2005, primarily as a result of the higher costs attributable to increased volumes of domain registrations and other Internet services of $6.6 million and an increase in network costs of $6.5 million. The increase in network costs was primarily the result of the additional labor, bandwidth and co-location costs required to manage the data centers of $4.1 million, which includes $513,000 of transitional costs relating to the transfer of operational knowledge from Critical Path Inc. employees, in connection with the acquisition of the Hosted Messaging Assets of Critical Path Inc.

Additional depreciation of $2.0 million relating to information technology assets and increased amortization of $200,000 relating to our acquisitions, also contributed to the increased cost of revenues. Additional network costs of $162,000 were also incurred for travel to new co-location facilities and for other related miscellaneous expenses. The increase in cost of revenues as a percentage of total revenue was primarily the result of the proportionately greater network costs incurred to support and manage our expanded Internet service offerings, most notably our hosted email platform.

Registry fees, the primary component of cost of revenues, are paid in full for each domain at the time when such domain is registered. Registry fees are recorded as prepaid domain registry fees and are recognized ratably over the term of provision of the service. Other Internet service costs and ICANN accreditation transaction fees are generally paid either monthly or quarterly. Services provided over periods longer than one month are recognized ratably over the term of provision of the service.

During Fiscal 2006, direct cost of goods pertaining to domain names, excluding Domain Direct, comprised 71.2% of the cost of goods, compared to 85.0% for Fiscal 2005. During Fiscal 2006, direct cost of goods pertaining to other Internet services, including Domain Direct, comprised 9.5% of total cost of goods, compared to 8.2% for Fiscal 2005.

Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, and Mailbank.com Inc. in June 2006.

The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, while the technology acquired in connection with each of the acquisitions of the Hosted Messaging Assets of Critical Path, Inc. and the in-house software of Mailbank.com Inc., is amortized on a straight-line basis over two years.

Prepaid domain registration and other Internet services fees at December 31, 2006 increased by approximately $5.8 million, to approximately $31.7 million from approximately $25.9 million at December 31, 2005.

We expect network costs to increase as our network expands geographically and network activity increases.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2006	2005
Sales and marketing	$5,985,907	$4,855,050
Increase over prior period	$1,130,857
Increase—percentage	23%
Percentage of net revenues	9%	10%

Sales and marketing expenses Fiscal 2006 increased by approximately $1.1 million, or 25%, to approximately $6.0 million, compared to approximately $4.9 million during Fiscal 2005.

The increase during Fiscal 2006 was primarily the result of additional people costs of $1.2 million, including the cost of approximately $53,000 relating to a severance payment, $65,000 of stock-based compensation as a result of our adoption of SFAS 123R and the increase in staff needed to support our expanded Hosted Messaging assets. In addition, in connection with our recent acquisition of our Hosted Messaging Assets, we incurred transitional costs in the amount of $37,000 relating to knowledge transfer. The increase was also a result of additional travel costs of $48,000 and additional marketing costs of $49,000, as we continue to extend our sales and marketing reach. The increase in additional marketing costs was more than offset by the reversal of a contingency that was established for a marketing initiative but that is no longer required, amounting to $238,000.

We believe that sales and marketing expenses will continue to increase, in absolute dollars, as we adjust our marketing programs and sales strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names and other Internet services and in the distribution of our digital content services. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Year ended December 31,
	2006	2005
Technical operations and development	$8,152,138	$5,627,426
Increase over prior period	$2,524,712
Increase—percentage	45%
Percentage of net revenues	13%	12%

Technical operations and development expenses for Fiscal 2006 increased approximately $2.5 million, or 45%, to approximately $8.2 million from approximately $5.6 million for Fiscal 2005.

The increase was primarily the result of people related costs, including contract and outside service costs, which increased by approximately $2.3 million. Such increase reflects our ongoing commitment to enhance and extend our OpenSRS platform, as well as the additional resources required to develop and support our other Internet services, including our Hosted Messaging service. Included in this increase in people costs is $679,000 of transitional costs incurred in connection with our acquisition of the Hosted Messaging Assets of Critical Path, relating to operational knowledge transfer from Critical Path employees, and $40,000 of other expenses, primarily travel related expenses. Also included in the increase in technical operations and development expenses is approximately $40,000 related to travel and other expenses.

In addition, for Fiscal 2006, we recorded $92,000 of stock-based compensation as a result of our adoption of SFAS 123R effective January 1, 2006.

Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $124,000 to $204,000, compared to Fiscal 2005, which decrease also contributed to the increase in technical operations and development expenses Fiscal 2006.

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

	Year ended December 31,
	2006	2005
General and administrative	$5,890,123	$4,346,224
Increase over prior period	$1,543,899
Increase—percentage	36%
Percentage of net revenues	9%	9%

General and administrative expenses for the year ended Fiscal 2006 increased by approximately $1.5 million, or 36%, to $5.9 million from $4.3 million for Fiscal 2005.

The increase in general and administrative expenses is predominantly a result of increased people costs, including contract and outside service costs, of $446,000 and a cost of approximately $123,000 relating to a severance payment. The increase also resulted from $132,000 of stock-based compensation as a result of our adoption of SFAS 123R.

During Fiscal 2006, professional fees increased by an amount of $279,000, bank charges increased by an amount of $172,000 predominantly as a result of the incremental credit card processing fees incurred as a result of the incremental credit card transactions as a result of our acquisition of Mailbank.com Inc in June 2006. In addition to these amounts, incremental public listing expenses, inclusive of registration and other regulatory filings, accounted for an increase of $146,000 in general and administrative costs and increased facility costs amounted to $119,000.

General and administrative costs increased by an additional $273,000 for Fiscal 2006 as a result of increased costs incurred for business and state taxes, telephone, office supplies and travel expenses, as compared Fiscal 2005.

During Fiscal 2006, foreign exchange generated a gain of $206,000, compared to a gain of $221,000 for Fiscal 2005. The movement against the U.S. dollar and predominantly the Canadian dollar accounted for a gain of $781,000 for the year ended December 31, 2006 compared to a gain of $251,000 for the year ended December 31, 2005. This gain was offset by the impact of the fair value adjustment on unrealized foreign exchange forward contracts, which for the year ended December 31, 2006 was a net loss of approximately $575,000, and for the year ended December 31, 2005, the impact was a net loss of approximately $30,000.

These increases in general and administrative expenses for the year ended December 31,2 006 were offset by an amount of $37,000 as a result of a decrease in the cost of insurance and a decrease in the provision for bad debts.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar, more fully described in the risk factors above, is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Year ended December 31,
	2006	2005
Depreciation of property and equipment	$223,131	$200,079
Increase over prior period	$23,052
Increase—percentage	12%
Percentage of net revenues	0%	0%

The decrease in depreciation for Fiscal 2006 compared to Fiscal 2005 was primarily due to certain of our older computer software being fully depreciated and not requiring replacement.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2006	2005
Amortization of intangible assets	$669,476	$236,160
Increase over prior period	$433,316
Increase—percentage	183%
Percentage of net revenues	1%	0%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown Corporation in April 2004, from the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, and the acquisition of Mailbank.com Inc. in June 2006.

In connection with the acquisition of Boardtown Corporation, the brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown Corporation are amortized on a straight-line basis over three years.

The customer relationships acquired in connection with the acquisition of the Hosted Messaging Assets of Critical Path, Inc. are amortized on a straight-line basis over five years.

In connection with the acquisition of Mailbank.com Inc., customers and customer relationships purchased are amortized on a straight-line basis over five years

OTHER INCOME

	Year ended December 31,
	2006	2005
Other income (expenses), net	$2,457,551	$765,158
Increase over prior period	$1,692,393
Increase—percentage	221%
Percentage of net revenues	4%	2%

In 2002, we assigned to an unrelated third party various patents which were acquired by us in the merger with Infonautics Corporation in 2001. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party relating to the commercialization of these patents. As a result of this assignment, during Fiscal 2006, we recognized

$2.3 million in other revenue. This amount was fully paid to us during the year. We do not expect to receive any additional revenue from this arrangement in the future.

Other income also includes interest income of $365,000 Fiscal 2006, compared to $463,000 for Fiscal 2005. Interest income is expected to decrease in future periods as we will have lower investment balances available, primarily as a result of the acquisitions we have made this year. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we incurred an interest expense of $255,000 during Fiscal 2006.

INCOME TAXES

In preparing our financial statements, we make estimates of our current tax obligations and temporary differences resulting from differences in reporting items for financial statement and tax purposes. We recognize deferred taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the accounting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances based on management’s judgment are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

	Year ended December 31,
	2006	2005
Recovery of income taxes	$(92,035)	$(151,975)
Decrease over prior period	$(59,940)
Decrease—percentage	(39)%
Percentage of net revenues	(0)%	(0)%

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes was recorded for Fiscal 2006 and 2005 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

We are entitled to certain Canadian investment tax credits for qualifying research and development activities performed in Canada. During Fiscal 2006, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of approximately $92,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2004.

During Fiscal 2005, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of $152,000, representing the actual investment tax credit received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO DECEMBER 31, 2004

The following table presents our revenues, by revenue source:

	Year ended December 31,
	2005	2004
Domain name and other Internet services:
Domain names, excluding Domain Direct	37,984,645	35,807,131
Other Internet services, including Domain Direct	7,334,284	5,692,656
Total domain name and other Internet services	45,318,929	41,499,787
Advertising and other revenue	3,198,110	3,217,368
	$48,517,039	44,717,155
Increase over prior period	$3,799,884
Increase—percentage	8%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2005	2004
Domain name and other Internet services:
Domain names, excluding Domain Direct	78.3%	80.1%
Other Internet services, including Domain Direct	15.1%	12.7%
Total domain name and other Internet services	93.4%	92.8%
Advertising and other revenue	6.6%	7.2%
	$100.0%	100.0%

Total net revenues for Fiscal 2005 increased to $48.5 million from $44.7 million for Fiscal 2004.

During Fiscal 2005, no customer accounted for more than 5% of billed revenue, and one customer accounted for 11% of accounts receivable at December 31, 2005. Subsequent to the year end, all of the amounts owed by this customer were collected. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for Fiscal 2005 increased by $3.8 million, or 9%, to $45.3 million from $41.5 million for Fiscal 2004, primarily as a result of increased volumes from new and existing customers, as well as the additional revenue earned as a result of the April 2004 acquisition of Boardtown Corporation. This increase occurred despite the fact that during Fiscal 2004, our revenue numbers included the recognition of deferred domain name revenue of approximately $1.1 million that was recognized as a result of one of our resellers becoming an accredited registrar and transferring all of its domain names from our tag to its own tag. The impact of the transfer of these names, which included a large number of multiple year registrations, resulted in our having no future obligations in connection with these names. As a result, we recognized all deferred revenue previously recorded relating to these names during Fiscal 2004. The customer continues to be a customer of ours, using our OpenHRS platform for its registration needs.

During Fiscal 2005, the number of domain names that we processed increased by approximately 300,000 to approximately 4.0 million new, renewed and transferred-in domain name registrations, compared to Fiscal 2004. These increases were due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to approximately 70% for Fiscal 2005 compared to approximately 65% for Fiscal 2004.

During Fiscal 2005, revenue from domain names, excluding Domain Direct, comprised 78.3% of total revenue, compared to 80.1% for Fiscal 2004. During Fiscal 2005, revenue from other Internet services, including Domain Direct, comprised 15.1% of total revenue, compared to 12.7% for Fiscal 2004.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. During Fiscal 2005, the total number of domain names under our management increased by approximately 500,000 to approximately 4.9 million, compared to Fiscal 2004. As of December 31, 2005 we provided provisioning services to five registrars on a monthly basis, as compared to six registrars at December 31, 2004, who use our technical systems to process domain registrations with their accreditation. As of December 31, 2005, we managed approximately 869,000 domain names, compared to approximately 316,000 at December 31, 2004, on their behalf.

Deferred revenue from domain name registrations and other Internet services at December 31, 2005 increased to approximately $37.9 million from approximately $33.3 million at December 31, 2004.

Advertising and other revenue

Advertising and other revenue for the years ended December 31, 2005 and 2004 remained flat at approximately $3.2 million primarily due to the improved efficiency that users are experiencing in using our redesigned software download website that we completed during the second quarter of 2005.

During Fiscal 2005, revenue from advertising and other revenue comprised 6.6% of total revenue, compared to 7.2% for Fiscal 2004.

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

The following table presents our cost of revenue, by revenue source:

	Year ended December 31,
	2005	2004
Domain name and other Internet services:
Domain names, excluding Domain Direct	26,693,950	24,273,535
Other Internet services, including Domain Direct	2,588,975	2,093,558
Total domain name and other Internet services	29,282,925	26,367,093
Network, other costs	1,362,079	1,198,973
Network, depreciation and amortization costs	751,613	738,701
	$31,396,617	28,304,767
Increase over prior period	$3,091,850
Increase—percentage	11%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2005	2004
Domain name and other Internet services:
Domain names, excluding Domain Direct	85.0%	85.8%
Other Internet services, including Domain Direct	8.2%	7.4%
Total domain name and other Internet services	93.2%	93.2%
Network, other costs	4.4%	4.2%
Network, depreciation and amortization costs	2.4%	2.6%
	$100.0%	100.0%

Cost of revenues for Fiscal 2005 increased by approximately $3.1 million, or 11%, to $31.4 million from $28.3 million for Fiscal 2004, primarily as a result of the higher costs attributable to increased volumes of domain registrations and other Internet services of $2.9 million and to the November 2004 change in nature of the ICANN accreditation fee. This increase was partly offset by the recognition of the non-cash prepaid cost of goods recorded during Fiscal 2004 of approximately $800,000 that arose as a result of one of our resellers, as more fully described under Net Revenue above, becoming an accredited registrar and transferring all of its domain names from our tag to its own tag with the result that we no longer have any future obligations in connection with these names.

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

During Fiscal 2005, direct cost of goods pertaining to domain names, excluding Domain Direct, comprised 85.0% of total cost of goods, compared to 85.8% for Fiscal 2004. During Fiscal 2005, direct cost of goods pertaining to other Internet services, including Domain Direct, comprised 8.2% of total cost of goods, compared to 7.4% for Fiscal 2004.

Prepaid domain registration and other Internet services fees at December 31, 2005 increased by approximately $3.8 million, to approximately $25.9 million from approximately $22.1million at December 31, 2004.

Cost of revenues includes the costs of network operations. These costs for Fiscal 2005 increased by $13,000, or 2%, to $752,000 from $739,000 for Fiscal 2004, primarily as a result of additional people costs resulting from increased headcount and hours of operation, as well as increased network server maintenance and support contract costs.

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

Sales and marketing expenses during Fiscal 2005 decreased by approximately $210,000, or 4%, to approximately $4.9 million compared to approximately $5.1 million during Fiscal 2004.

The decrease was primarily the result of a decrease in ICANN fees, which decreased by approximately $490,000 due to this expense now being included under cost of goods sold (as discussed under Cost of revenues above).

In addition, personnel costs increased primarily as a result of additional personnel in sales and product management by approximately $212,000. This increase was net of an amount of approximately $198,000 recorded during Fiscal 2004 in connection with the 2004 At Risk incentive compensation plan. No accrual has been recorded for Fiscal 2005 as management has determined that we did not exceed the performance thresholds set by the compensation committee for senior managers and executive officers in our 2005 At Risk incentive compensation plan. This increase was also as a result of incremental expenses of approximately $81,000 incurred during Fiscal 2005 as a result of additional marketing, supplies and other miscellaneous expenses. This was slightly offset by a decrease in travel expenses of approximately $16,000 for Fiscal 2005 as a result of less travel undertaken during the year.

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

Technical operations and development expenses for Fiscal 2005 increased approximately $1.1 million, or 24%, to approximately $5.6 million from approximately $4.5 million for Fiscal 2004.

The increase was primarily the result of people related costs including contract and outside service costs, which increased by approximately $1.1 million (includes a cost of approximately $100,000 relating to a severance payment) and reflects our ongoing commitment to enhance and extend our OpenSRS platform. No accrual was included under technical operations and development expenses during Fiscal 2005 for our 2005 At Risk incentive compensation plan as management has determined that we did not exceed the performance thresholds set by the compensation committee for senior managers and executive officers under the plan compared to approximately $101,000 included for Fiscal 2004 under the 2004 At Risk incentive compensation plan. Also included in the increase in technical operations and development expenses is an increase of approximately $75,000 related to travel and other expenses. These amounts were partly offset by a decrease in technical operations and development expenses due to a decrease in stock-based compensation of approximately $70,000. This cost was incurred during Fiscal 2004, as a result of a change to the terms of the options granted to one of our former officers.

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

General and administrative expenses for Fiscal 2005 increased by approximately $240,000, or 6%, to $4.4 million from $4.1 million for Fiscal 2004.

The increase in general and administrative expenses generally reflects the more sophisticated infrastructure needed to support the constantly evolving needs we experience as the size and scope of our business continues to grow. This resulted in increases in provision for doubtful accounts of approximately $46,000, increases in facility costs of approximately $111,000, and increases in public listing expenses, professional fees, telephone and supplies totaling approximately $136,000 (includes an incremental cost of $98,000 related to an outside management consultant). We also recorded a foreign exchange gain of approximately $221,000 for Fiscal 2005 compared to approximately $432,000 for Fiscal 2004, reflecting the continued strengthening in the Canadian dollar.

These increases were partially offset by decreases in people costs, including contract and outside services of approximately $89,000. This decrease in people costs reflects increases in people costs to support our growth being offset by our not including an accrual under general and administrative expenses during Fiscal 2005 for our 2005 At Risk incentive compensation plan as management has determined that we did not exceed the performance thresholds set by the compensation committee for senior managers and executive officers under the plan compared to approximately $353,000 included for Fiscal 2004 under the 2004 At Risk incentive compensation plan. Directors and officers’ liability insurance, business and state taxes travel and other miscellaneous expenses also decreased by a total of approximately $177,000 during Fiscal 2005 compared to Fiscal 2004.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Year ended December 31,
	2005	2004
Depreciation of property and equipment	$200,079	$380,033
Decrease over prior period	$(179,954)
Decrease—percentage	(47)%
Percentage of net revenues	0%	1%

The decrease in depreciation Fiscal 2005 compared to Fiscal 2004 was primarily due to certain of our older computer software being fully depreciated and not requiring replacement.

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

In 2002, we assigned to an unrelated third party (our Partner), various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a revenue share relating to any cash flow received by our Partner relating to the commercialization of these patents. As a result of this assignment, during Fiscal 2005, we recognized $303,000 in other revenue. This amount was fully paid to us during the year. During Fiscal 2006, we recognized $2.3 million in other revenue as a result of this assignment. This amount was fully paid to us during 2006. We do not expect to receive any additional revenue share from this arrangement in the future.

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

	Year ended December 31,
	2005	2004
Recovery of income taxes	$(151,975)	$(3,150,432)

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes was recorded for Fiscal 2005 and 2004 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

We are entitled to certain Canadian investment tax credits for qualifying research and development activities performed in Canada. During Fiscal 2005, we recorded a tax recovery, net of Canadian provincial taxes otherwise payable, in the amount of approximately $152,000, representing the actual investment tax credit payment received from the Canadian authorities with respect to research and development undertaken in 2001, 2002 and 2003.

Quarterly results

The following table summarizes selected unaudited quarterly financial data for the past eight quarters:

Tucows Inc.
Quarterly Results of Operations
(Dollar amounts in U.S. dollars)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(unaudited)
Net revenues	$15,287,120	$15,678,856	$16,864,320	$17,199,194
Income (loss) from operations	(733,461)	135,691	34,603	174,015
Net income (loss) for the period	(156,964)	226,353	1,934,621	156,424
Basic and diluted income per share	$0.00	$0.00	$0.03	$0.00
Shares used in computing basic income per common share	71,980,393	72,527,662	75,706,078	75,856,208
Shares used in computing diluted income per common share	71,980,393	74,704,791	78,214,560	78,186,255

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)
Net revenues	$11,801,706	$12,002,138	$12,054,796	$12,658,399
Income from operations	213,587	410,776	665,463	565,657
Net income for the period	442,810	507,632	788,218	1,033,956
Basic and diluted income per share	$0.01	$0.01	$0.01	$0.01
Shares used in computing basic income per common share	66,883,487	65,991,867	69,602,723	71,898,247
Shares used in computing diluted income per common share	71,604,368	68,744,679	73,145,627	74,810,799

Liquidity and capital resources

At December 31, 2006, our principal source of liquidity was cash, cash equivalents and short-term investments of approximately $6.3 million compared to approximately $19.1 million at December 31, 2005, a decrease of approximately $12.8 million.

Net cash provided by operating activities for Fiscal 2006 was $8.8 million, compared to $4.1 million for Fiscal 2005. Operating activities, after adjustment for non-cash and other items including depreciation, amortization, change in the fair value of forward contracts and stock-based compensation of $4.7 million, for Fiscal 2006 generated $6.9 million. Changes in non-cash operating working capital provided an additional $1.9 million. The increase in non-cash operating working capital primarily reflects changes in deferred revenue, which in turn is offset by changes in accounts receivable, accounts payable, accrued expenses, and prepaid domain name registry fees. The increase in accounts receivable resulted primarily from our recent acquisition of the Hosted Messaging Assets from Critical Path.

In October 2006, we migrated the email accounts acquired in the Mailbank.com Inc. transaction to our hosted email platform. As a result of service degradations experienced by these customers during the conversion process, we determined that it would be appropriate to extend the service period of all these customers by 90 days. Accordingly, this impacted the timing of renewal cash flow by 90 days and resulted in a decrease in cash flows of approximately $600,000 during the quarter ended December 31, 2006. As this billed revenue would have been deferred and then recognized over the period that service is provided, our current deferred revenue pertaining to these customers will be recognized over the extended period. The impact of this sales credit on recognized revenue is not expected to have a material impact in any reporting period.

Net cash used in investing activities was approximately $18.0 million for Fiscal 2006. This resulted primarily from the cash amounts paid for the acquisition of Mailbank.com Inc. on June 19, 2006 for $6.5 million and the purchase of the Hosted Messaging assets of Critical Path, Inc. for $7.6 million on January 3, 2006. In addition, in connection with the acquisition of the Hosted Messaging Assets we placed an additional $1.8 million into escrow to meet our obligation to pay additional cash payments to Critical Path Inc. if certain performance targets were met. As a result of performance targets being met, $1 million was released from escrow in August 2006 and $527,000 was released from escrow to Tucows and an additional $95,532 was released from escrow in December 2006. In January 2007, the final $90,050 was released from escrow and paid to Critical Path together with their share of interest earned on the monies in escrow.

In connection with the acquisition of Mailbank.com Inc. in June 2006, we issued two unsecured promissory notes, the first for $6,000,000, bearing interest at 7% per annum, and the second for $2,122,930, bearing interest at 9% per annum. Interest on the first note was payable quarterly in arrears, beginning October 1, 2006, with the principal payable on September 19, 2008. The second note was repaid in full by Tucows in August 2006, and primarily resulted in $1.9 million of net cash used for financing activities for Fiscal 2006. This $2.1 million repayment was partly offset by proceeds received on the exercise of stock options under our employee stock options plan in the amount of $200,000.

We also invested $4.6 million in property and equipment, primarily in Internet services infrastructure. These investments were made primarily for two reasons. First we wanted to position ourselves to take advantage of hosted email opportunities that materialized earlier than we expected, which investments included accelerating a successful re-architecture of our hosted email environment as well as the purchase of a significant number of additional hosted email licenses from Critical Path. Inc. Second, in response to a severe “denial of service” attack to which we were subject to in early May, which attack impacted a variety of the services on our network, we decided to both accelerate the timing of, and increase the investment in an improved Managed DNS infrastructure in order to better insulate ourselves against future attacks. Third, we experienced a significant increase in inbound spam and assessed that we needed to invest incrementally in our hosted email environment.

In addition, as of December 31, 2006 we held $1.0 million in restricted cash as additional margin security against forward exchange contracts to which we are party.

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

Subsequent event

In February 2007, the Company purchased 1.5 million shares were purchased under the stock buyback program at $0.87 per share.

Off Balance Sheet Arrangements and Contractual Obligations

We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2006 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. A summary of our contractual obligations and commercial commitments as of December 31, 2006 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,658,000	$352,000	$629,000	$677,000	$—
Purchase obligations	2,290,000	1,240,000	1,029,000	21,000
Note payable	6,000,000	—	6,000,000	—	—
Total	$9,948,000	$1.592.000	$7,658,000	$698,000	$—

See additional discussion under Quantitative and Qualitative Disclosures about Market Risk in connection with the forward foreign exchange contracts that we entered into in December 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these products in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2006.

Although we have a functional currency of U.S. dollars, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. These contracts, entered into in November 2006 will be utilized over the year ending December 31, 2007.

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

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for Fiscal 2006 was a net loss of approximately $575,000, and for Fiscal 2005, the impact was a net loss of approximately $30,000, which is reflected on the consolidated statements of operations in general and administrative expenses. As of December 31, 2006, we had outstanding foreign currency forward contracts totaling $20.4 million, with exchange rates varying from US$1.00 to Cdn$1.1250 to US$1.00 to Cdn$1.1362.

On November 14, 2006, Tucows entered into a series of forward foreign exchange contracts with a notional value of $20.4 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis for the twelve months ended December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1362.

We have performed a sensitivity analysis model for foreign exchange exposure over Fiscal 2006. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during Fiscal 2006. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for Fiscal 2006 of approximately $1.8 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

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

(b)   Changes in Internal Control over Financial Reporting.

No change in Tucows’ internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by this item but not set forth below is incorporated by reference to the Company’s definitive proxy which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by report.

Code of Ethics

We have adopted a Code of Ethics policy, known as the “Ethics Policy for Senior Officers” that applies to our Chief Executive Officer, Chief Financial Officer and Vice President, Finance. The Ethics Policy for Senior Officers is posted on our web site, www.tucowsinc.com. The Internet address for out web site is www.tucowsinc.com. The Ethics Policy for Senior Officers may be found at the “Investors” page on our web site. The information on our web site is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Information required by this item is incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this report.

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

3.1	Third Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on September 6, 2001).
3.2#	Second Amended and Restated Bylaws of Tucows Inc.
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

10.3#	2006 Equity Compensation Plan.
10.4*

Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.5*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.6*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.7*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris (Incorporated by reference to Exhibit 10.6 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.8

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ annual report on Form 10-K for Fiscal 2001, as filed with the SEC on April 1, 2002).

10.9

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for Fiscal 2004, as filed with the SEC on March 23, 2005).

10.10*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

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

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Tucows Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tucows Inc.:

We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

/s/ KPMG LLP
Chartered Accountants
Toronto, Canada
February 7, 2007, except as to note 12,
which is as of February 15, 2007

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,256,392	$17,348,088
Short-term investments	—	1,771,569
Restricted cash (note 11(c))	1,019,423	60,000
Interest receivable	—	39,574
Accounts receivable, net of allowance for doubtful accounts of $147,500 as of December 31, 2006 and $51,250 as of December 31, 2005	2,969,997	1,439,329
Prepaid expenses and deposits	2,394,627	1,999,820
Prepaid domain name registry and ancillary services fees, current portion	22,168,558	18,175,988
Deferred tax asset, current portion (note 9)	1,000,000	1,000,000
Total current assets	35,808,997	41,834,368
Prepaid domain name registry and ancillary services fees, long-term portion	9,511,341	7,701,939
Deferred acquisition costs	—	46,034
Property and equipment (note 4)	5,647,532	1,542,671
Deferred tax asset, long-term portion (note 9)	2,000,000	2,000,000
Intangible assets (note 5)	18,554,436	1,006,080
Goodwill (note 3)	12,094,817	1,951,067
Investment (note 6)	353,737	353,737
Cash held in escrow (note 3)	694,579	621,412
Total assets	$84,665,439	$57,057,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,867,814	$1,655,195
Accrued liabilities	2,567,012	1,417,035
Customer deposits	3,144,119	2,276,637
Deferred revenue, current portion	31,658,081	26,790,166
Accreditation fees payable, current portion	847,325	651,811
Total current liabilities	41,084,351	32,790,844
Deferred revenue, long-term portion	13,478,525	11,079,537
Accreditation fees payable, long-term portion	163,988	94,785
Promissory note payable (note 3(b))	6,000,000	—
Deferred tax liability (note 9)	5,396,000	—
Stockholders’ equity (note 7)
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 75,978,502 shares issued and outstanding as of December 31, 2006 and 71,945,303 shares issued and outstanding as of December 31, 2005	15,395,381	12,403,422
Additional paid-in capital	50,359,906	50,061,866
Deficit	(47,212,712)	(49,373,146)
Total stockholders’ equity	18,542,575	13,092,142
Total liabilities and stockholders’ equity	$84,665,439	$57,057,308
Subsequent events (note 12)

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2006	2005	2004
Net revenues (note 13)	$65,029,490	$48,517,039	$44,717,155
Cost of revenues (note 13):
Cost of revenues (*)	41,534,963	30,645,004	27,566,066
Depreciation of property and equipment	2,755,736	751,613	738,701
Amortization of intangible assets	207,168	—	—
Total cost of revenues	44,497,867	31,396,617	28,304,767
Gross profit	20,531,623	17,120,422	16,412,388
Expenses:
Sales and marketing (*)	5,985,907	4,855,050	5,067,841
Technical operations and development (*)	8,152,138	5,627,426	4,549,368
General and administrative (*)	5,890,123	4,346,224	4,107,981
Depreciation of property and equipment	223,131	200,079	380,033
Amortization of intangible assets	669,476	236,160	157,760
Total expenses	20,920,775	15,264,939	14,262,983
Income (loss) from operations	(389,152)	1,855,483	2,149,405
Other income:
Interest income, net	110,525	462,424	200,501
Other income, net (note 10)	2,347,026	302,734	—
Total other income	2,457,551	765,158	200,501
Income before provision for income taxes	2,068,399	2,620,641	2,349,906
Recovery of income taxes (note 9)	(92,035)	(151,975)	(3,150,432)
Net income for the year	$2,160,434	$2,772,616	$5,500,338
Basic earnings per common share (note 2(o))	$0.03	$0.04	$0.08
Shares used in computing basic earnings per common share (note 2(o))	74,032,830	69,077,329	66,079,104
Diluted earnings per common share (note 2(o))	$0.03	$0.04	$0.08
Shares used in computing diluted earnings per common share (note 2(o))	76,489,381	72,481,204	68,051,579

(*)          Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$9,700	$—	$—
Sales and marketing	$64,900	$—	$16,834
Technical operations and development	$91,700	$—	$69,737
General and administrative	$131,740	$—	$3,759

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Stockholders’ Equity
(Dollar amounts in U.S. dollars)

	Common stock		Additional paid in	Deferred stock-based		Total stockholders’
	Number	Amount	capital	compensation	Deficit	equity
Balances, December 31, 2003	64,626,429	$8,540,687	$49,992,129	$(20,593)	$(57,646,100)	$866,123
Exercise of stock options	1,834,275	726,050	—	—	—	726,050
Acquisition of Boardtown Corporation (note 3)	356,546	274,540	—	—	—	274,540
Stock-based compensation (note 8)	—	—	69,737	—	—	69,737
Amortization of deferred stock-based compensation	—	—	—	20,593	—	20,593
Net income for the year	—	—	—	—	5,500,338	5,500,338
Balances, December 31, 2004	66,817,250	9,541,277	50,061,866	—	(52,145,762)	7,457,381
Exercise of stock options	771,555	300,870	—	—	—	300,870
Acquisition of Boardtown Corporation (note 3)	1,066,075	986,600	—	—	—	986,600
Net proceeds received on issuance of common stock, net of issue costs	3,290,423	1,574,675	—	—	—	1,574,675
Net income for the year	—	—	—	—	2,772,616	2,772,616
Balances, December 31, 2005	71,945,303	12,403,422	50,061,866	—	(49,373,146)	13,092,142
Exercise of stock options	433,293	206,608	—	—	—	206,608
Acquisition of Boardtown Corporation (note 3)	3,569	3,281	—	—	—	3,281
Acquisition of Mailbank.com Inc. (note 3)	3,596,337	2,782,070	—	—	—	2,782,070
Stock-based compensation (note 8)	—	—	298,040	—	—	298,040
Net income for the year	—	—	—	—	2,160,434	2,160,434
Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$—	$(47,212,712)	$18,542,575

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2006	2005	2004
Cash provided by (used in):
Operating activities:
Net income for the year	$2,160,434	$2,772,616	$5,500,338
Items not involving cash:
Depreciation of property and equipment	2,978,867	951,692	1,118,734
Amortization of intangible assets	876,644	236,160	157,760
Unrealized change in the fair value of forward contracts	574,762	30,119	(88,743)
Stock-based compensation	298,040	—	90,330
Deferred income taxes	—	—	(3,000,000)
Change in non-cash operating working capital:
Interest receivable	39,574	(39,574)	—
Accounts receivable	(1,475,715)	(328,247)	(546,762)
Prepaid expenses and deposits	141,897	126,763	(1,333)
Prepaid domain name registry and ancillary services fees	(5,801,972)	(3,804,225)	(3,732,942)
Accounts payable	745,581	171,652	(148,751)
Accrued liabilities	44,828	(1,271,703)	403,404
Customer deposits	867,482	29,375	77,772
Deferred revenue	7,102,935	4,618,723	4,661,788
Accreditation fees payable	264,716	570,297	176,299
Cash provided by operating activities	8,818,073	4,063,648	4,667,894
Financing activities:
Proceeds received on exercise of stock options	206,608	300,870	726,050
Net proceeds received on issuance of common stock, net of issue costs	—	1,574,675	—
Repayment of note payable	(2,122,930)	—	—
Cash (used in) provided by financing activities	(1,916,322)	1,875,545	726,050
Investing activities:
Additions to property and equipment	(4,607,774)	(1,477,126)	(1,034,709)
Investment in short-term investments	1,771,569	(1,771,569)	—
Decrease (increase) in restricted cash—being margin security against forward exchange contracts (note 10(c))	(959,423)	400,398	(327,898)
Deferred acquisition costs	—	(46,034)	—
Acquisition of Mailbank.com Inc., net of cash acquired	(6,486,732)	—	—
Acquisition of Hosted Messaging Assets, net of cash acquired	(7,552,320)	—	—
Acquisition of Boardtown Corporation, net of cash acquired	(85,599)	—	(2,019,510)
Decrease (increase) in cash held in escrow	(73,168)	388,238	(1,009,650)
Cash used in investing activities	(17,993,447)	(2,506,093)	(4,391,767)
Increase in cash and cash equivalents	(11,091,696)	3,433,100	1,002,177
Cash and cash equivalents, beginning of year	17,348,088	13,914,988	12,912,811
Cash and cash equivalents, end of year	$6,256,392	$17,348,088	$13,914,988
Supplemental cash flow information:
Interest paid	$254,502	$300	$166
Supplementary disclosure of non-cash investing and financing activities:
Common stock issued on the acquisition of Boardtown Corporation	$3,281	$986,600	$274,540
Common stock issued on the acquisition of Mailbank.com Inc.	$2,782,070	$—	$—
Prommisory note payable on the acquisition of Mailbank.com Inc.	$6,000,000	$—	$—

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

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

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

(e) Intangible assets

Intangible assets, comprising technology, brand value, customer relationships and non-compete arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006 and the acquisition of Mailbank.com Inc. in June 2006, are being amortized on a straight-line basis over periods of three, five or seven years.

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

Intangible assets, which represent surname domain names and direct navigation domain names related to the acquisitions of Mailbank.com Inc. in June 2006, have an indefinite life and as such are not being amortized. Management has determined that there is no impairment of the carrying value of these surname domain names and direct navigation domain names at December 31, 2006.

Indefinite-lived intangible assets are assessed for impairment on at least an annual basis or more often if events or circumstances warrant. These impairment tests involve the use of discounted cash flow analyses to assess the fair value of the indefinite-lived assets and the recoverability of the carrying value of these assets. These analyses involve estimates of future cash flows, estimated periods of use and applicable discount rates. If the fair values of these assets as determined above were less than the related carrying values, impairment losses would have been recognized, as applicable. Management has determined that there is no impairment of the carrying value of these surname domain names and direct navigation domain names at December 31, 2006

(f) Goodwill

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

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

assumptions, including current market trends and developments. To the extent a reporting unit’s carrying amount exceeds its fair value, an impairment of goodwill exists. Impairment is measured by comparing the fair value of goodwill, determined in a manner similar to a purchase price allocation, to its carrying value.

(g) Revenue recognition

The Company’s revenues are derived from domain name registration fees on both a wholesale and retail basis, the sale of domain names, the provisioning of other Internet services and advertising and other revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

The Company earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning of other Internet services to Service Providers and registrars on a monthly basis. Service has been provided in connection with registration fees once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

Domain names are generally purchased for terms of one to ten years. Registration fees charged for domain name registration and provisioning services are recognized on a straight-line basis over the life of the contracted term. Registration fee revenues are net of any promotional rebates as the Company has a continuing obligation to provide services to customers throughout the registration period. Other Internet services that are provisioned for annual periods or longer, are recognized on a straight-line bases over the life of the contracted term. Other internet services that are provisioned on a monthly basis are recognized as services are provided.

Revenue generated from the sale of domain names, earned from transferring the rights to domain names under the Company’s control, are recognized once payment has been received in full.

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

In those cases where payment is not received at the time of sale, additional conditions for recognition of revenue are that the collection of the related accounts receivable is reasonably assured and the Company has no further performance obligations. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

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

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

(h) Deferred revenue

Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other Internet services, net of external commissions. Revenue received in advance of the provision of services from advertising and Sleuth search technology is deferred and recognized in the month that the services are provided.

(i) Accreditation fees payable

Accreditation fees relate to the unpaid portion of accreditation fees paid to ICANN in connection with the registration of Generic Top-Level Domains.

(j) Prepaid domain name registry fees

Prepaid domain name registry and other Internet services fees represent amounts paid to registries, and country code domain name operators for updating and maintaining the registries, as well as to suppliers of other Internet services. Domain name registry and other Internet services fees are recognized on a straight-line basis over the life of the contracted registration term.

(k) Translation of foreign currency transactions

The Company’s functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Foreign exchange gains amounting to $780,512, $250,714, and $343,506 have been recorded in operating expenses in the consolidated statements of operations during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges under SFAS 133 and has, therefore, accounted for such forward foreign exchange contracts at their fair values with a (loss)/gain recorded in the consolidated statements of operations of $(574,762), $(30,119) and $88,743 for the years ended December 31, 2006, 2005 and 2004, respectively, equal to the change in the fair value of such contracts. The fair value of the forward foreign exchange contracts is included in accrued liabilities in the consolidated balance sheet at December 31, 2006 and is included in prepaid expenses in the consolidated balance sheet at December 31, 2005.

(l) Product development costs

Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $204,100, $328,300 and $338,500 during the years ended December 31, 2006, 2005 and 2004, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

(n) Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair value. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for Fiscal 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 8 for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(o) Earnings per common share

Basic earnings per common share has been calculated on the basis of income for the year divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted income per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options.

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Numerator for basic and diluted earnings per common share:
Income for the year	$2,160,434	$2,772,616	$5,500,338
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	74,032,830	69,077,329	66,079,104
Effect of stock options	2,456,551	3,403,875	1,972,475
Diluted weighted average number of shares outstanding	76,489,381	72,481,204	68,051,579
Basic earnings per common share	$0.03	$0.04	$0.08
Diluted earnings per common share	$0.03	$0.04	$0.08

Options to purchase 513,311 shares of common stock were outstanding during 2006 (2005 : 105,510; 2004 : 864,310) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2006 to 2015 were still outstanding at the end of 2006.

(p) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable and forward foreign exchange contracts. Cash equivalents and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to the forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2006, 2005 or 2004. One customer accounted for 13% of accounts receivable at December 31, 2006, one customer accounted for 11% of accounts receivable at December 31, 2005, and two customers accounted for 27% of accounts receivable at December 31, 2004. All of these accounts receivable have been collected.

(q) Fair values of financial assets and financial liabilities

The carrying values of cash and cash equivalents, short-term investments, restricted cash, interest receivable, accounts receivable, accounts payable, accreditation fees payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

As the funds in escrow include interest to December 31, 2006 and are due to be released from escrow in January and April 2007, the fair value of the cash held in escrow approximates its fair value.

Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s promissory note. The estimated fair value of the Company’s promissory note at December 31, 2006 was $6,352,000, compared to a carrying amount of $6,000,000, exclusive of accrued interest of $257,658.

(r) Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2006, 2005 and 2004.

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

The Company’s assets are located in Canada, United States and United Kingdom (see note 13 (c)).

(t) Reclassifications

Certain of the prior years’ comparative figures have been reclassified to conform with the presentation adopted in the current year.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

(u) Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the Company beginning in the fourth quarter of 2006. The adoption of SAB 108 did not have a material effect on the Company’s Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3.                 Business acquisitions:

a.     Acquisition of the Hosted Messaging Assets from Critical Path Inc.:

To expand our presence in the email market, on January 3, 2006, Tucows.com Co., one of the Company’s wholly owned subsidiaries, completed the purchase of all of the Hosted Messaging Assets from Critical Path, Inc. for a purchase price of $6.25 million in cash. An additional $1.75 million of consideration was held in escrow, and was payable by Tucows, contingent on certain future customer orders being renewed through October 2006.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

During Fiscal 2006, $1,132,836 of the monies in escrow were released to Critical Path as certain customers renewed their contracts in accordance with the terms of the escrow agreement, while $527,114 was released from escrow to Tucows as one of the renewing customers did not meet all of the contingent requirements. The amount of $90,050 remaining in escrow at December 31, 2006, which excludes interest earned to date, was released and paid to Critical Path in January 2007 and reflected as additional goodwill in fiscal 2007.

The total aggregate consideration paid for the Hosted Messaging Assets amounted to $7,598,355, and is composed of:

•       $6,086,031 being $6,250,000 paid in cash, less $163,969 receivable paid by Critical Path during 2006

•       $1,132,836 released from escrow in 2006

•       $379,487 of transaction costs (inclusive of $46,034 paid in 2005).

The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Prepaid expenses and deposits	$570,704
Property and equipment	2,040,000
Intangible asssets
Customer and customer relationships	1,071,000
Technology	154,000
Goodwill	3,982,248
Total assets acquired		7,817,952
Accruals	55,628
Deferred Revenue	163,969
Total liabilities		219,597
Purchase price		$7,598,355

Intangible assets relate to acquired technology and customer relationships, and are being amortized over their respective useful lives of 2 and 5 years.

b.     Acquisition of Mailbank.com Inc. :

On June 19, 2006, Tucows (Delaware) Inc., one of the Company’s wholly owned subsidiaries, acquired all of the issued and outstanding shares of Mailbank.com Inc. (doing business as NetIdentity).Tucows plans to use these assets to offer personalized Internet services directly to end-users through Domain Direct and through its’ channel of Service Providers as well as to generate income from the parked page of each domain address. The total aggregate consideration amounting to $18,034,850 is composed of:

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

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

•       $2,122,930 unsecured promissory note that was repaid to the former shareholders of Mailbank.com Inc. with accrued interest at the rate of 9% per annum on August 19, 2006,

•       $198,715 of transaction costs.

The promissory notes payable are both due to the former shareholders of Mailbank.com Inc.

The unsecured promissory note amounting to $6,000,000 and bears simple interest at the rate of 7% per annum. The interest on the promissory note is payable quarterly in arrears, beginning October 1, 2006. The principal, together with any unpaid interest is due on June 19, 2008. Tucows may prepay this promissory note in full or in part without any premium or penalty. This promissory note is shown as a non-current liability on the consolidated balance sheet as at December 31, 2006. The accrued interest payable as of December 31, 2006 amounting to $222,658 is included in accrued liabilities.

Mark Cuban, who on June 19, 2006 was an 8.5% shareholder of the Company, was also a significant shareholder of Mailbank.com Inc., with holdings of approximately 22.8%. Rawleigh H. Ralls, IV, who on June 19, 2006 was a 1% shareholder of the Company, held approximately 35.4% of Mailbank.com Inc. Both Mr. Cuban and Mr. Ralls were signatories to the Mailbank.com Inc. merger agreement and separately voted to approve the adoption of the merger agreement, the merger itself and other related transactions.

The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Cash and cash equivalents		$453,118
Accounts receivable		54,953
Prepaid expenses and deposits		43,508
Property and equipment		51,683
Intangible asssets:
Customer and customer relationships	2,800,000
Surname domain names	12,100,000
Direct navigation domain names	2,100,000
Acquired software	200,000	17,200,000
Goodwill		6,072,624
Total assets acquired			23,875,886
Accounts payable		82,768
Accrued liabilities		457,268
Deferred tax liability		5,396,000
Total liabilities			5,936,036
Purchase price			17,939,850
Share isuance costs			95,000
Total aggregate consideration			$18,034,850

Intangible assets relate to acquired technology and customer relationships, which are being amortized over their respective useful lives of 2 and 5 years, as well as to surname and direct navigation domain names, which have an indefinite life and as such are not being amortized.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

c.      Acquisition of Boardtown Corporation:

On April 27, 2004, the Company finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation (“Boardtown”) for total purchase consideration of up to $4.0 million.

The total aggregate consideration paid until December 31, 2006 amounting to $3,397,262 is comprised of:

•       $2,000,000 paid in cash during 2004;

•       $274,540 (based on Tucows Inc.’s average share price for the two days before and two days after April 21, 2004, the date of the announcement of the transaction, of $0.77 per share for 356,546 Tucows Inc. shares);

•       $986,600, representing the value of 1,066,075 shares of common stock released from escrow in 2005,

•       $88,880, representing the value of 3,281 shares of common stock and cash of $85,599 released from escrow in 2006, and

•       $47,242 of transaction costs.

The fair value of assets acquired based on the consideration paid, is as follows:

Current assets (including cash of $27,732)		$110,440
Property and equipment		52,861
Intangible assets including:
Technology	$540,000
Brand	170,000
Customer relationships	500,000
Non-compete agreements	190,000	1,400,000
Goodwill		2,039,947
Current liabilities		(205,986)
		$3,397,262

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

During 2006, the Company and the shareholders of Boardtown agreed that the shareholders’ of Boardtown had met certain of the performance milestones in which additional purchase consideration is contingent upon. Accordingly the remaining 3,569 shares of common stock as well as cash in the amount of $85,599 were released from escrow to the shareholders’ of Boardtown. The release of the above shares and cash has been recorded as additional goodwill within the consolidated balance sheets, in the amount of $88,880.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

At December 31, 2006, $555,000 of the contingent consideration, inclusive of accrued interest, remained in the Boardtown escrow account. To the extent that the performance milestones pertaining to renewing or converting potential support customers are met by April 2007, this additional consideration will be released from escrow and its fair value will be recorded as additional goodwill at the time when the obligation becomes determinable.

Intangible assets relate to acquired technology and brand, which are being amortized over their respective useful lives of 7 years, as well customer relationships and non-compete agreements, which are being amortized over their respective useful lives of 5 years.

d.     Goodwill:

Goodwill consists of the following:

		Hosted Messaging
	Boardtown	Assets of	Mailbank.com
	Corporation	Critical Path	Inc.	Total
Balances, December 31, 2003	$—	$—	$—	$—
Acquisition of Boardtown Corporation—April 2004	964,467	—	—	964,467
Balances, December 31, 2004	964,467	—	—	964,467
Released from escrow during the year	986,600	—	—	986,600
Balances, December 31, 2005	1,951,067	—	—	1,951,067
Acquisition of Hosted Messaging Assets of Critical Path—January 2006	—	2,849,411	—	2,849,411
Acquisition of Mailbank.com Inc.—June 2006	—	—	6,072,623	6,072,623
Released from escrow during the year	88,880	1,132,836	—	1,221,716
Balances, December 31, 2006	$2,039,947	$3,982,247	$6,072,623	$12,094,817

e.      Pro forma Results of Operations (unaudited) :

The results of operations of the Hosted Messaging Assets from Critical Path, Inc acquired on January 3, 2006 and the results of Mailbank.com Inc. acquired on June 19, 2006 have been included in the consolidated statement of operations for Fiscal 2006 since their respective dates of acquisition. Unaudited pro forma results of operations for Fiscal 2006 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2006 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had the Hosted Messaging Assets from Critical Path, Inc and Mailbank.com Inc. been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

	Year ended	Year ended
	December 31, 2006	December 31, 2005
	(in thousands)	(in thousands)
Net revenues	$66,754	$62,076
Net income (loss) for the period	$1,325	$(6,933)
Basic earnings (loss) per common share	$0.02	$(0.10)

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

4.                 Property and equipment:

Property and equipment consist of the following:

	December 31, 2006	December 31, 2005
Computer equipment	$9,567,806	$4,573,457
Computer software	8,546,413	6,528,216
Furniture and equipment	992,505	929,824
Leasehold improvements	634,582	626,081
	19,741,306	12,657,578
Less:
Accumulated amortization	13,963,774	10,984,907
Write-down of property and equipment	130,000	130,000
	14,093,774	11,114,907
	$5,647,532	$1,542,671

5.                 Intangible assets:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances are being amortized on a straight-line basis over the term of the intangible assets, as reflected in the table below.

Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total
Acquisition of Boardtown Corporation in 2004	$540,000	$170,000	$500,000	$190,000	$—	$—	$1,400,000
Amortization expense	(51,320)	(16,480)	(47,800)	(42,160)	—	—	(157,760)
Net book value, December 31, 2004	488,680	153,520	452,200	147,840	—	—	1,242,240
Amortization expense	(77,160)	(24,240)	(71,400)	(63,360)	—	—	(236,160)
Net book value, December 31, 2005	411,520	129,280	380,800	84,480	—	—	1,006,080
Acquisition of the Hosted Messaging Assets from Critical Path	154,000	—	1,071,000	—	—	—	1,225,000
Acquisition of Mailbank.com, Inc.	200,000	—	2,800,000	—	12,100,000	2,100,000	17,200,000
Amortization expense	(207,168)	(24,240)	(581,876)	(63,360)	—	—	(876,644)
Net book value, December 31, 2006	$558,352	$105,040	$3,669,924	$21,120	$12,100,000	$2,100,000	$18,554,436

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2007	1,145,124
2008	993,996
2009	947,004
2010	947,004
2011	321,308
Total	$4,354,436

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

As part of the offering, certain existing shareholders of the Company, disposed of 21,823,827 shares of the Company common stock and received net proceeds of $18,462,958 (after underwriters’ fees of $1,178,487). The Company did not receive any proceeds from the sale of the shares sold by the selling shareholders.

8.                 Stock Option Plans:

The Company’s 1996 Stock Option Plan was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which may be set aside for issuance under the Plan was 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period. The 1996 Compensation Equity Plan expired on February 25, 2006; no options were issued from this plan after that date.

On November 22, 2006, the Shareholders of the Company approved the implementation of the Company’s 2006 Equity Compensation Plan, which serves as a successor to the 1996 Stock Option Plan. The Company’s 2006 Equity Compensation Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which have been set aside for issuance under the Plan is 5,000,000 shares. Generally, options issued under the Plan vest over a four-year period and have a term not exceeding seven years.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company’s common stock. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Tucows Inc. common stock at the date of grant.

The fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was estimated using the following assumptions:

	Year ended December 31,
	2006	2005	2004
Volatility	121.0%	120.3%	132.4%
Risk-free interest rate	4.5%	3.8%	3.2%
Expected life (in years)	6.3	4.0	4.0
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.83	$0.69	$0.50

Details of stock option transactions are as follows:

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	6,497,387	$0.51	7,497,586	$0.49	8,665,755	$0.69
Granted	293,000	0.92	228,875	0.88	1,479,250	0.61
Exercised	(433,293)	0.48	(771,555)	0.39	(1,834,275)	0.40
Forfeited	(269,402)	0.64	(450,019)	0.54	(392,735)	0.40
Expired	(117,500)	0.70	(7,500)	4.69	(420,409)	5.58
Outstanding, end of year	5,970,192	$0.52	6,497,387	$0.51	7,497,586	$0.49
Options exercisable, end of year	5,289,618	$0.50	5,324,655	$0.50	5,211,809	$0.48

The stock options expire at various dates through 2016.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

As of December 31, 2006, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
			Weighted
		Weighted	average			Weighted
		average	remaining	Aggregate		average	Aggregate
	Number	exercise price	contractual	intrinsic	Number	exercise price	intrinsic
Exercise price	outstanding	per share	life (years)	value	exercisable	per share	value
$0.26 - $0.36	588,215	$0.35	7.1	$293,918	501,975	$0.35	$251,629
$0.37 - $0.50	3,523,738	$0.38	3.9	$1,639,833	3,523,738	$0.38	$1,639,833
$0.52 - $0.91	1,539,095	$0.71	7.0	$239,397	1,140,324	$0.74	$145,335
$0.93 - $5.94	319,144	$1.45	7.8	$—	123,581	$2.25	$—
	5,970,192	$0.52		$2,173,148	5,289,618	$0.50	$2,036,797

Total unrecognized compensation cost relating to unvested stock options at December 31, 2006, prior to the consideration of expected forfeitures, is approximately $365,000 and is expected to be recognized over a weighted average period of 2.6 years.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $171,000, $462,000 and $530,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2006, 2005 and 2004 was $207,000, $301,000 and $726,000 respectively.

As a result of the adoption of SFAS 123R on January 1, 2006, the Company recorded stock-based compensation amounting to $298,040 for the year ended December 31, 2006. No stock-based compensation was recorded for the year ended December 31, 2005, while stock-based compensation amounting to $69,737 was recorded for the year ended December 31, 2004, as a result of modification of the terms of certain options granted to a former employee.

Had we adopted the fair value-based method for accounting for stock-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Year ended December 31,
	2005	2004
Net income, as reported	$2,772,616	$5,500,338
Add stock-based employee compensation expense included in reported net income, net of tax	—	90,330
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(357,523)	(413,151)
Net income, pro forma	$2,415,093	$5,177,517
Earnings per common share, as reported	$0.04	$0.08
Earnings per common share, pro forma	$0.03	$0.08

Amortization of deferred stock-based compensation amounted to nil for the years ended December 31, 2006 and December 31,2005, and $20,593 for Fiscal 2004.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

9.                 Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Income for the year before provision for income taxes	$2,068,000	$2,621,000	$2,350,000
Computed expected tax expense	$724,000	$917,000	$822,000
Increase (reduction) in income tax expense resulting from:
State income taxes	62,000	79,000	75,000
Permanent differences	315,000	35,000	132,000
ITCs recovered	(128,000)	(252,000)	(150,000)
Other	(269,000)	(192,000)	(660,000)
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(796,000)	(739,000)	(3,369,000)
Recovery of income taxes	$(92,000)	$(152,000)	$(3,150,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2006 and 2005 are presented below:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operating losses carried forward	$4,608,000	$5,710,000
Deferred revenue	5,122,000	4,210,000
Reserves	466,000	142,000
Capital losses	—	45,000
Amortization	6,917,000	8,068,000
Total gross deferred tax assets	17,113,000	18,175,000
Less valuation allowance	(14,113,000)	(15,175,000)
Net deferred tax assets	$3,000,000	$3,000,000
Deferred income tax asset, current portion	$1,000,000	$1,000,000
Deferred income tax asset, long-term portion	2,000,000	2,000,000
	$3,000,000	$3,000,000
Deferred tax liabilities:
Indefinite life intangible assets	$(5,396,000)	$—

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $14.1 million at December 31, 2006 and a valuation allowance in the amount of $15.2 million at December 31, 2005.

The valuation allowance decreased from $15,175,000 at December 31, 2005 to $14,113,000 at December 31, 2006. Of the $14,113,000 valuation allowance, $266,000 is attributable to acquired deferred tax assets of acquisitions for which any subsequent reduction of this valuation allowance would be applied first to reduce goodwill and then intangible assets of the acquired entity.

As of December 31, 2006, the Company had approximately $12,127,000 of losses available to reduce future years’ U.S. taxable income which expire on various dates between 2020 and 2021. In order to utilize the total gross deferred tax assets, the Company would have to earn taxable income of approximately $45.0 million.

10.          Other income:

In 2002, we assigned to an unrelated third party (our Partner), various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a revenue share relating to any cash flow received by our Partner relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2006, we recognized $2.3 million in other revenue. This amount was fully paid to us during the year. We do not expect to receive any additional revenue share from this arrangement in the future.

11.          Commitments and contingencies:

(a)   The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next five years. Future minimum payments under these agreements are as follows:

2007	$1,591,000
2008	835,000
2009	824,000
2010	353,000
2011	344,000
Thereafter	—

(b)   In the normal course of operations, the Company is subject to various lawsuits and other claims. The Company believes that the outcome of any of the outstanding claims would not result in a material effect on the Company’s financial position.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

(c)   To manage its exposure to foreign exchange rate fluctuations, the Company has entered into a series of forward foreign exchange contracts whereby amounts of $850,000 are converted into Canadian dollars on a semi-monthly basis from January 2007 to December 2007 at foreign exchange rates varying from 1.1362 to 1.1250. The notional principal of the outstanding contracts at December 31, 2006 is $20.4 million. As margin security against these contracts, the Company has placed $1.02 million into secured term deposits, which mature on a monthly basis in line with the contracts and has been reflected as restricted cash on the consolidated balance sheet as at December 31, 2006.

12.          Subsequent events:

In January 2007, our Board of Directors approved a stock buyback program, whereby during the period February 16, 2007 to February 18, 2008, the Company may repurchase up to 5,698,398 common shares of Tucows either through the facilities of the America Stock Exchange or the Toronto Stock Exchange.

In February 2007, the Company purchased 1.5 million shares were purchased under the stock buyback program at $0.87 per share.

13.          Supplemental information:

(a)   The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2006	2005	2004
Domain names, excluding Domain Direct	$44,144,229	$37,984,645	$35,807,131
Other internet services, including Domain Direct	16,290,540	7,334,284	5,692,656
	60,434,769	45,318,929	41,499,787
Advertising and other revenue	4,594,721	3,198,110	3,217,368
	$65,029,490	$48,517,039	$44,717,155

During the years ended December 31, 2006 and 2005, no customer accounted for more than 10% of total revenue. During the year ended December 31, 2006 one customer accounted for 13% of accounts receivable, while during the year ended December 31, 2005, one customer accounted for 11% of accounts receivable.

Tucows Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollar amounts in U.S. dollars)

(b)   The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2006	2005	2004
Domain names, excluding Domain Direct	$31,678,898	$26,693,950	$24,273,535
Other internet services, including Domain Direct	4,230,782	2,588,975	2,093,558
	35,909,680	29,282,925	26,367,093
Network, other costs	5,625,283	1,362,079	1,198,973
Network, depreciation and amortization costs	2,962,904	751,613	738,701
	$44,497,867	$31,396,617	$28,304,767

(c)   The following is a summary of the Company’s property and equipment by geographic region:

	Year ended December 31,
	2006	2005	2004
Canada	$2,521,328	$1,502,596	$831,182
United States	3,045,236	40,075	186,055
United Kingdom	80,968	—	—
	$5,647,532	$1,542,671	$1,017,237

(d)   Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts
2006	$51,250	$96,250	$—	$147,500
2005	25,000	$26,250	$—	$51,250
2004	30,000	(5,000)	—	25,000
Valuation allowance for deferred tax asset:
2006	$15,175,000	$(1,062,000)	$—	$14,113,000
2005	15,914,000	(739,000)	—	15,175,000
2004	19,283,000	(3,369,000)	—	15,914,000

EXHIBIT INDEX

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated as of December 14, 2005, between Critical Path and Tucows Inc. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ current report on Form 8-K, as filed with the Securities and Exchange Commission (“the SEC”) on December 19, 2005).

3.1	Third Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ report on Form 8-K, as filed with the SEC on September 6, 2001).
3.2#	Second Amended and Restated Bylaws of Tucows Inc.
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

10.3#	2006 Equity Compensation Plan.
10.4*

Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.5*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.6*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.7*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris (Incorporated by reference to Exhibit 10.6 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.8

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.9

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows’ annual report on Form 10-K for Fiscal 2004, as filed with the SEC on March 24, 2005).

10.10*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

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

Signature	Title	Date
/s/ ELLIOT NOSS	President, Chief Executive Officer
Elliot Noss	(Principal Executive Officer) and Director	March 28, 2007
/s/ MICHAEL COOPERMAN	Chief Financial Officer (Principal Financial
Michael Cooperman	and Accounting Officer)	March 28, 2007
/s/ STANLEY STERN
Stanley Stern	Director	March 28, 2007
/s/ EUGENE FIUME
Eugene Fiume	Director	March 28, 2007
/s/ EREZ GISSIN
Erez Gissin	Director	March 28, 2007
/s/ LLOYD N. MORRISETT
Lloyd N. Morrisett	Director	March 28, 2007
/s/ JEFFREY SCHWARTZ
Jeffrey Schwartz	Director	March 28, 2007
/s/ ALLEN KARP
Allen Karp	Director	March 28, 2007