Form 10-Q
period 2007-03-31
TUCOWS INC /PA/
filed 2007-05-15
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, there were 74,750,742 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.
Form 10-Q Quarterly Report
INDEX

PART I
FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,819,984	$6,256,392
Restricted cash	767,785	1,019,423
Accounts receivable, net of allowance for doubtful accounts of $131,500 as of March 31, 2007 and $147,500 as of December 31, 2006	3,822,620	2,969,997
Prepaid expenses and deposits	3,121,863	2,394,627
Prepaid domain name registry and other Internet services fees, current portion	23,708,449	22,168,558
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	38,240,701	35,808,997

Prepaid domain name registry and other Internet services fees, long-term portion	9,952,103	9,511,341
Property and equipment	6,740,768	5,647,532
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets (note 4)	18,286,331	18,554,436
Goodwill (note 3)	12,184,867	12,094,817
Investment	353,737	353,737
Cash held in escrow (note 3(a))	—	694,579
Total assets	$87,758,507	$84,665,439

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,221,473	$2,867,814
Accrued liabilities	2,999,362	2,567,012
Customer deposits	2,968,995	3,144,119
Deferred revenue, current portion	33,787,876	31,658,081
Accreditation fees payable, current portion	841,928	847,325
Total current liabilities	43,819,634	41,084,351

Deferred revenue, long-term portion	14,245,655	13,478,525
Accreditation fees payable, long-term portion	168,677	163,988
Promissory note payable (note 3)	6,000,000	6,000,000
Deferred tax liability (note 3(b))	5,396,000	5,396,000

Stockholders’ equity (note 9)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 74,713,234 shares issued and outstanding as of March 31, 2007 and 75,978,502 shares issued and outstanding as of December 31, 2006	15,282,470	15,395,381
Additional paid-in capital	49,309,088	50,359,906
Deficit	(46,463,017)	(47,212,712)
Total stockholders’ equity	18,128,541	18,542,575
Total liabilities and stockholders’ equity	$87,758,507	$84,665,439

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2007	2006

Net revenues	$17,771,217	$15,287,120

Cost of revenues:
Cost of revenues (*)	11,232,789	9,927,854
Depreciation of property and equipment	809,666	524,919
Amortization of intangible assets	63,532	38,540
Total cost of revenues	12,105,987	10,491,313

Gross profit	5,665,230	4,795,807
	`
Expenses:
Sales and marketing (*)	1,344,444	1,459,156
Technical operations and development (*)	1,812,279	2,320,716
General and administrative (*)	1,498,769	1,619,053
Depreciation of property and equipment	61,524	37,050
Amortization of intangible assets	233,301	93,293
Total expenses	4,950,317	5,529,268

Income (loss) from operations	714,913	(733,461)

Other income (expenses):
Interest income (expense), net	(41,649)	102,891
Other income, net (note 6)	88,431	473,606
Total other income	46,782	576,497

Income (loss) before provision for income taxes	761,695	(156,964)

Provision for income taxes	12,000	—
Net income (loss) for the period	$749,695	$(156,964)

Basic earnings per common share	$0.01	$0.00

Shares used in computing basic earnings per common share	75,459,822	71,980,393

Diluted earnings per common share	$0.01	$0.00

Shares used in computing diluted earnings per common share	77,959,165	71,980,393

(*) Stock-based compensation has been included in operating expenses as follows:
Cost of revenues	$2,500	$2,400
Sales and marketing	$14,200	$17,400
Technical operations and development	$20,100	$23,700
General and administrative	$25,900	$26,700

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2007	2006

Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$749,695	$(156,964)
Items not involving cash:
Depreciation of property and equipment	871,190	561,969
Amortization of intangible assets	296,833	131,833
Unrealized change in the fair value of forward contracts	(216,789)	182,944
Stock-based compensation	62,700	70,200

Change in non-cash operating working capital:
Interest receivable	—	37,594
Accounts receivable	(852,623)	(1,827,642)
Prepaid expenses and deposits	(727,236)	3,413
Prepaid domain name registry and other Internet services fees	(1,980,653)	(2,313,048)
Accounts payable	(408,137)	492,667
Accrued liabilities	649,139	1,327,080
Customer deposits	(175,124)	147,834
Deferred revenue	2,896,925	3,044,520
Accreditation fees payable	(708)	131,264

Cash provided by operating activities	1,165,212	1,833,664

Financing activities:
Proceeds received on exercise of stock options	101,071	28,009
Repurchase of shares	(1,327,500)	—

Cash (used in) provided by financing activities	(1,226,429)	28,009

Investing activities:
Cost of domain names acquired	(28,728)	—
Additions to property and equipment	(1,202,630)	(886,279)
Decrease in investment in short-term investments	—	1,699,569
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	251,638	(552,500)
Acquisition of Hosted Messaging Assets, net of cash acquired	(90,050)	(6,583,454)
Decrease (increase) in cash held in escrow	694,579	(1,766,504)
Cash used in investing activities	(375,191)	(8,089,168)

Decrease in cash and cash equivalents	(436,408)	(6,227,495)
Cash and cash equivalents, beginning of period	6,256,392	17,348,088
Cash and cash equivalents, end of period	$5,819,984	$11,120,593

Supplemental cash flow information:
Interest paid	$105,000	$—

Non-cash investing activity:
Capital assets acquired during during the period not yet paid for	$1,146,066	$—
Dividend receivable	$88,431	$—

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with its consolidated subsidiaries, seeks to make the Internet easier and more effective for Internet users and to reduce complexity for its customers as they acquire, deliver or use Internet services.

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

2. NEW ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2007 and the results of operations and cash flows for the interim periods ended March 31, 2007 and 2006. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying interim consolidated financial statements have been prepared by Tucows without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the audited financial statements and notes thereto of Tucows for the year ended December 31, 2006 included in Tucows 2006 Annual Report on Form 10-K filed with the SEC on March 29, 2007.

Other than the adoption of FIN 48 described below, there have been no material changes in our significant accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Reclassification

Certain comparative figures have been reclassified to conform with the current period’s presentation.

Recent Accounting Pronouncements Adopted

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income

Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Tucows adopted EITF 06-03 on January 1, 2007. Any amounts we collect, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 does not have any effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first interim or annual reporting period beginning after December 15, 2006. The implementation of FIN 48 had no impact on Tucows opening deficit.

Tucows has approximately $180,000 of total gross unrecognized benefits as of the adoption of FIN 48 on January 1, 2007 which if recognized would favorably affect the income tax rate in future periods. Tucows recognizes accrued interest and penalties related to unrecognized tax benefit in tax expense. Tucows does not have any interest and penalties accrued as of January 1, 2007 and March 31, 2007 as the tax benefit relates entirely to refundable tax credits. Tucows does not expect that any of the unrecognized tax benefit will decrease in the next twelve months. Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions.

3. ACQUISITIONS

a.             Acquisition of the Hosted Messaging Assets from Critical Path Inc. :

To expand our presence in the email market, on January 3, 2006, Tucows.com Co., one of the Company’s wholly owned subsidiaries, completed the purchase of all of the Hosted Messaging Assets from Critical Path, Inc.

In January 2007, an amount of $90,050 was released from escrow and paid to Critical Path. This amount was reflected as additional goodwill. Critical Path’s portion of the $50,019 interest earned on the escrow account to date amounted to $36,433 and was paid to them in January 2007.

b.             Acquisition of Mailbank.com Inc.:

The results of Mailbank.com Inc. acquired on June 19, 2006 have been included in the consolidated statements of operations since its date of acquisition. Unaudited pro forma results of operations for the three months ended March 31, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2006 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had Mailbank.com Inc. been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

Three months ended
March 31, 2007
(in thousands)

Net revenues	$18,598
Net loss for the period	$(22)
Basic loss per common share	$—

c.             Acquisition of Boardtown Corporation:

On April 27, 2004, the Company finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation (“Boardtown”).

In March 2007, the former shareholders of Boardtown agreed to an early release of the remaining $554,510 contingent consideration, inclusive of accrued interest, from the Boardtown escrow account to Tucows. The Company has agreed with the former shareholders that, to the extent that the performance milestones pertaining to renewing or converting potential support customers are met by April 27, 2007, this additional consideration will be paid to the former shareholders of Boardtown Corporation directly by Tucows, and its fair value will be recorded as additional goodwill at the time when the obligation becomes determinable. In May 2007, Tucows determined that an amount of $4,900 was payable.

4. INTANGIBLE ASSETS:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances, with the exception of the surname and direct navigation domain names that have been determined to have an indefinite life, are being amortized on a straight-line basis over the term of the intangible assets, as reflected in the table below.

Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names	Total
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life

Net book value, December 31, 2006	$558,352	$105,040	$3,669,924	$21,120	$12,100,000	$2,100,000	$18,554,436
Purchase of domain names	—	—	—	—	29,048	—	29,048
Disposition of domain names	—	—	—	—	(320)	—	(320)
Amortization expense	(63,532)	(6,060)	(211,401)	(15,840)	—	—	(296,833)
Net book value, March 31, 2007	$494,820	$98,980	$3,458,523	$5,280	$12,128,728	$2,100,000	$18,286,331

5. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings (loss) per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings (loss) per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Options to purchase 710,693 shares of common stock were outstanding during the three months ended March 31, 2007 (during the three months ended March 31, 2006, options to purchase 266,347 shares of common stock were outstanding) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares.

6. OTHER INCOME:

During the three months ended March 31, 2007, Tucows accrued a dividend declared by Afilias, Inc. in the amount of $88,000. This was the first dividend received from Afilias, Inc.

7. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2007	2006
Domain names and other Internet services:
Domain names, excluding Domain Direct	$11,900,694	$10,666,788
Other internet services, including Domain Direct	4,399,963	3,776,324
Sale of domain names	82,500	—
Total domain names and other Internet services	16,383,157	14,443,112
Advertising and other revenue	1,388,060	844,008
	$17,771,217	$15,287,120

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2007	2006
Domain names and other Internet servicews:
Domain names, excluding Domain Direct	$8,781,899	$7,674,802
Other internet services, including Domain Direct	1,014,705	932,149
Sale of domain names	320	—
Total domain names and other Internet services	9,796,924	8,606,951
Advertising and other revenue	52,334	—
Network, other costs	1,383,531	1,320,903
Network, depreciation and amortization costs	873,198	563,459
	$12,105,987	$10,491,313

(c)                                 The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2007	December 31, 2006

Canada	$2,266,641	$2,521,328
United States	4,402,672	3,045,236
United Kingdom	71,455	80,968
	$6,740,768	$5,647,532

8. COMMITMENTS AND CONTINGENCIES:

As of March 31, 2007, we had outstanding foreign currency forward contracts with a notional value of $15.3 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis from April 2007 to December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1362. During the three months ended March 31, 2007, Tucows recorded a gain in fair value in respect of its foreign exchange forward contracts, in the amount of $217,000. This amount has been recorded in the general and administrative expense.

9. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2007:

	Common stock		Additional paid in		Total stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575

Exercise of stock options	234,732	187,089	(86,018)	—	101,071
Repurchase of shares	(1,500,000)	(300,000)	(1,027,500)	—	(1,327,500)
Stock-based compensation (note 10)	—	—	62,700	—	62,700
Net income for the period	—	—	—	749,695	749,695
Balances, March 31, 2007	74,713,234	$15,282,470	$49,309,088	$(46,463,017)	$18,128,541

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2006:

	Common stock		Additional paid in		Total Stockholders’ equity
	Number	Amount	capital	Deficit	(deficiency)

Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	65,301	28,009	—	—	28,009
Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Stock-based compensation	—	—	70,200	—	70,200
Net loss for the period	—	—	—	17,400	17,400
Balances, March 31, 2006	72,014,173	$12,434,712	$50,132,066	$(49,355,746)	$13,211,032

10. SHARE-BASED PAYMENTS

Valuation method:

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

No cash is used by the Company to settle equity instruments granted under share-based compensation arrangements.

Summary of Outstanding Stock Options:

(a)            1996 Stock Options Plan

As of March 31, 2007, options to purchase an aggregate of 5,515,982 shares of common stock are outstanding under the Company’s 1996 Stock Option Plan. No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to date of grant.

A summary of unaudited option activity under the Company’s 1996 Stock Option Plan for the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2006	5,910,192	$0.52
Granted	—	—
Exercised	(234,732)	0.43
Forfeited	(159,478)	1.36
Expired	—	—
Outstanding at March 31, 2007	5,515,982	$0.50	3.94	$2,143
Exercisable at March 31, 2007	5,022,258	$0.48	3.58	$2,038

Total unrecognized compensation cost relating to unvested stock options at March 31, 2007, prior to the consideration of expected forfeitures, is approximately $297,000 and is expected to be recognized over a weighted average period of 2.6 years

For the three months ended March 31, 2006, the weighted-average fair value of options granted, as of the grant date, during the period was $0.83, using the following weighted-average assumptions: expected volatility of 121%; risk-free interest rate of 4.5%, expected dividend yield of 0%; and expected life of four years. 233,000 options were granted during the three months ended March 31, 2006.

(b)           2006 Equity Compensation Plan

As of March 31, 2007, options to purchase an aggregate of 1,451,500 shares of common stock are outstanding under the Company’s 2006 Equity Compensation Plan. Stock options that have been issued under the 2006 Equity Compensation Plan vest over four years and expire seven years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day of grant.

A summary of unaudited option activity under the Company’s 2006 Equity Compensation Plan for the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2006	60,000	$0.83
Granted	1,402,500	0.85
Exercised	—	—
Forfeited	(11,000)	0.85
Expired	—	—
Outstanding at March 31, 2007	1,451,500	$0.85	6.87	$30
Exercisable at March 31, 2007	60,000	$0.83	4.65	$2

Total unrecognized compensation cost relating to unvested stock options at March 31, 2007, prior to the consideration of expected forfeitures, is approximately $791,000 and is expected to be recognized over a weighted average period of 4.7 years

For the three months ended March 31, 2007, the weighted-average fair value of options granted, as of the grant date, during the period was $0.58, using the following weighted-average assumptions: expected volatility of 85%; risk-free interest rate of 4.5%, expected dividend yield of 0%; and expected life of 4.75 years. A total of 1,402,500 options were granted during the three months ended March 31, 2007.

No options were granted during the three months ended March 31, 2006.

(c)            Share-based compensation expense included in the Statement of Operations for the three months ended March, 31, 2007 was $62,700 while share-based compensation expense included in the Statement of Operations for the three months ended March 31, 2006 was $70,200. The Company has not capitalized any share-based compensation expense as part of the cost of an asset.

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

•                  Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues; and

•                  Pending or new litigation.

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

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

OVERVIEW

We provide Internet services and downloadable software through a global distribution network of more than 7,000 customers, or Service Providers, in more than 100 countries. We are an accredited registrar ICANN, and we generate revenue primarily through the provision of domain registration and other Internet services to Service Providers who offer such services to their own customers in a process known as wholesale distribution

Our distribution network of Service Providers is comprised primarily of web hosting companies, Internet Service Providers, or ISPs, and providers of other services over the Internet. These Service Providers typically provide their customers, the end-users of the Internet, with a critical component to enable their use of the Internet. End-users typically consist of individuals and businesses ranging from small businesses to large corporations.

Net Revenues

We generate net revenues primarily through the provision of domain registration and other Internet services. Additional revenue is generated from the sale of domain names and advertising and other services.

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of March 31, 2007, we offered registration services for the generic top-level domains, or gTLDs, .com, .net, .org, .info, .name ..biz and .mobi and for the country code top-level domains, or ccTLDs .at, .be, ..ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and .vc.

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

Other Internet services currently consist of the sale of expiring domain names, digital certificates, billing, provisioning and customer care software solutions, hosted email and anti-spam services, blogware and website building tools which are used by our Service Providers to create bundles of Internet services for their end-users. We earn fees when a service is activated. Other Internet services are generally purchased for terms of one month to three years. Payments for domain registrations and other Internet services are for the full term of all services at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Domain name sales

We also generate revenue from the sale of domain names held in our portfolio of generic and surname domains. These names are included as intangible assets on our balance sheet.

 In evaluating these names for sale, we consider the potential foregone revenue from pay-per-click advertising as well as other factors. The name will be offered for sale if based on this evaluation the name is deemed non essential to our business, and management believes that the proceeds from this sale is strategically more beneficial to the Company. The cost of these names is included as intangible assets with indefinite lives on our consolidated balance sheet.

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

Critical Accounting Policies

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

Other than the adoption of EITF 06-03 and FIN 48 during the three months ended March 31, 2007, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result of the adoption of FIN 48 on January 1, 2007, we had approximately $180,000 of total gross unrecognized benefits which, if recognized, would favorably affect the income tax rate in future periods. We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did  not have any interest and penalties accrued as of January 1, 2007 and March 31, 2007 as the tax benefit relates entirely to refundable tax credits. We do not expect that any of the unrecognized tax benefit will decrease in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

NET REVENUES

The following table presents our revenues, by revenue source, for the periods presented (unaudited):

	Three months ended March 31,
	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	11,900,694	10,666,788
Other Internet services, including Domain Direct	4,399,963	3,776,324
Sale of domain names	82,500	—
Total domain name and other Internet services	16,383,157	14,443,112
Advertising and other revenue	1,388,060	844,008
	$17,771,217	15,287,120
Increase over prior period	$2,484,097
Increase - percentage	16%

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three months ended March 31,
	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	67.0%	69.8%
Other Internet services, including Domain Direct	24.8%	24.7%
Sale of domain names	0.5%	0.0%
Total domain name and other Internet services	92.3%	94.5%
Advertising and other revenue	7.8%	5.5%
	$100.1%	100.0%

Total net revenues for the three months ended March31, 2007 increased to $17.8 million from $15.3 million for the three months ended March 31, 2006.

During the three months ended March 31, 2007, no customer accounted for more than 10% of billed revenue, and no customer accounted for more that 10% of accounts receivable at March 31, 2007. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for the three months ended March 31, 2007 increased by $2.0 million, or 13.4%, to $16.4 million from $14.4 million for the three months ended March 31, 2006, primarily as a result of increased volumes from new and existing customers and the additional revenue we earned during the three months ended March 31, 2007 from the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006.

During the three months ended March 31, 2007, the number of domain names that we processed increased by 171,000 to 1.3 million new, renewed and transferred-in domain name registrations, compared to the three months ended March 31, 2006. These increases were due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability.

The renewal rate for domain name registrations increased to 73% for the three months ended March 31, 2007, compared to 72% for the three months ended March 31, 2006.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. As at March 31, 2007, the total number of domain names under our management increased by 1.1 million to 6.2 million, compared to the total number of domain names under our management as at March 31, 2006. As of March 31, 2007, we provided provisioning services to ten registrars on a monthly basis, which registrars use our technical systems to process domain registrations with their accreditation. As of March 31, 2007, we managed 1.9 million domain names for these ten registrars, compared to 942,000 for five registrars at March 31, 2006, on their behalf.

Deferred revenue from domain name registrations and other Internet services at March 31, 2007 increased to $48.0 million from $41.1 million at March 31, 2006.

Advertising and other revenue

Advertising and other revenue for the three months ended March 31, 2007 increased by $544,000, or 64.5%, to $1.4 million from $844,000 for the three months ended March 31, 2006. This increase was primarily as a result of our delivery of third party advertisements on parked pages amounting to $528,000 for the three months ended March 31, 2007 compared to $53,000 for the three months ended March 31, 2006.

During the three months ended March 31, 2007, revenue from advertising and other revenue comprised 7.8% of total revenue, compared to 5.5% for the three months ended March 31, 2006. This percentage increase was primarily the result of our delivery of third party advertisements on parked pages as mentioned above.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration, other Internet services, the costs of domain name sales, advertising and other revenue and network costs.

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

Costs of revenues for other Internet services, includes the cost incurred for the renewal of surname domain names and any impairment charges that may arise from our assessment of the domain name intangible assets as well as fees paid to third-party service providers. Fees paid to third-party service providers and renewal fees are recognized ratably over the periods in which the services are provided.

Cost of revenues for the sale of domain names includes the value ascribed to it under intangible assets and is expensed as cost of revenues at the time of the sale.

Cost of revenues for advertising and other revenues, includes the renewal cost of domain names in our portfolio of generic domain names, which are amortized ratably over the term of provision of the renewal, as well as any impairment charges that may arise from our assessment of the domain name intangible assets. These cost of revenues are not likely to be material in relation to advertising and other revenues earned, thus any increase or decrease in advertising and other revenue will impact our gross profit by approximately the same amount.

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source, for the periods presented (unaudited):

	Three months ended March 31,
	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	8,781,899	7,674,802
Other Internet services, including Domain Direct	1,014,705	932,149
Sale of domain names	320	—
Advertising and other revenue	52,334	—
Total domain name and other Internet services	9,849,258	8,606,951
Network, other costs	1,383,531	1,320,903
Network, depreciation and amortization costs	873,198	563,459
	$12,105,987	10,491,313
Increase over prior period	$1,614,674
Increase - percentage	15%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented (unaudited):

	Three months ended March 31,
	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	72.6%	73.1%
Other Internet services, including Domain Direct	8.4%	8.9%
Sale of domain names	0.0%	0.0%
Advertising and other revenue	0.4%	0.0%
Total domain name and other Internet services	81.4%	82.0%
Network, other costs	11.4%	12.6%
Network, depreciation and amortization costs	7.2%	5.4%
	$100.0%	100.0%

Cost of revenues for the three months ended March 31, 2007 increased to $12.1 million from $10.5 million for the three months ended March 31, 2006, primarily as a result of higher costs attributable to higher volumes of domain registrations and other Internet services of $1.2 million and an increase in network costs of $372,000. The increase in network costs was primarily a result of the additional labor, bandwidth and co-location costs required to manage the data centers of $628,000, depreciation of additional information technology assets acquired or purchased of $285,000 and additional amortization of $25,000 resulting from acquisitions.

These increases were offset in part by a reversal in March 2007 of a contingency of $220,000 that was accrued for a planned network operation initiative that the Company did not pursue. As the relevant statute of limitations covering this initiative has expired, this accrual is no longer required.  In addition, transitional costs incurred during the three months ended March 31, 2006 in the amount of $340,000 as a result of the acquisition of the Hosted Messaging Assets of Critical Path Inc. were not incurred during the three months ended March 31, 2007.

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

Prepaid domain registration and other Internet services fees at March 31, 2007 increased by $5.5 million, to approximately $33.7 million from $28.2 million at March 31, 2006.

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

	Three months ended March 31,
	2007	2006
Sales and marketing	$1,344,444	$1,459,156
Decrease over prior period	$(114,712)
Decrease - percentage	(8)%
Percentage of net revenues	8%	10%

Sales and marketing expenses during the three months ended March 31, 2007 decreased to $1.3 million compared to $1.5 million during the three months ended March 31, 2006.

This decrease was primarily the result of the reversal of a contingency of $138,000 that was accrued for certain marketing initiatives that the Company did not persue. As the relevant statute of limitations covering these initiatives has expired, this accrual is no longer required. In addition, transitional costs incurred during the three months ended March 31, 2006 in the amount of $33,000, as a result of the acquisition of the Hosted Messaging Assets of Critical Path Inc., were not incurred during the three months ended March 31, 2007. Travel and other selling expenses also decreased by approximately $93,000 when compared to the same quarter last year. These decreases were partly offset by additional people costs of $149,000, predominantly in customer service and marketing as we continue to invest in customer service improvements.

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

	Three months ended March 31,
	2007	2006
Technical operations and development	$1,812,279	$2,320,716
Decrease over prior period	$(508,437)
Decrease - percentage	(22)%
Percentage of net revenues	10%	15%

Technical operations and development expenses for the three months ended March 31, 2007 decreased by $508,000 to $1.8 million compared to $2.3 million during the three months ended March 31, 2006.

This decrease was primarily the result of our not incurring transitional costs relating to the acquisition of the Hosted Messaging Assets of Critical Path Inc. during the three months ended March 31, 2007 compared to $390,000 during the three months ended March 31, 2006. In addition, as a result of steps we took to streamline our operations in Flint, Michigan, people-related costs, including contract and outside service costs, decreased by approximately $93,000. Capitalized personnel costs for employees directly related to the application development stage of development projects increased by $3,000 to $32,000, compared to the three months ended March 31, 2006, which also contributed to the decrease in technical operations and development expenses for the three months ended March 31, 2007.

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

	Three months ended March 31,
	2007	2006
General and administrative	$1,498,769	$1,619,053
Decrease over prior period	$(120,284)
Decrease - percentage	(7)%
Percentage of net revenues	8%	11%

General and administrative expenses for the three months ended March 31, 2007 decreased to $1.5 million compared to $1.6 million during the three months ended March 31, 2006.

General and administrative expenses primarily decreased by $120,000 as a result of our recording a foreign exchange gain of approximately $52,000 for the three months ended March 31, 2007 compared to a loss of approximately $88,000 for the three months ended March 31, 2006. In addition, we did not incur any transitional costs relating to the acquisition of the Hosted Messaging Assets of Critical Path Inc. during the three months ended March 31, 2007 compared to $51,000 during the three months ended March 31, 2006. People-related costs, including contract and outside service costs, also decreased by approximately $93,000 compared to the three months ended March 31, 2006 primarily as a result of our incurring lower consulting fees in reviewing our long term compensation alternatives and training costs during the three months ended March 31, 2007. Other costs such as bad debts, state taxes and travel related expenses also decreased by approximately $32,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

These decreases were partially offset by professional fees increasing by $78,000 when compared to the three months ended March 31, 2006, primarily as a result of the incremental increase in accounting and legal fees required to manage our increased public profile and growing infrastructure. In addition, general and administrative expenses also increased by an additional $118,000 in the three months ended March 31, 2007 as a result of other cost increases such as credit card processing fees, public listing and investor relation costs, telephone and other miscellaneous expenses, when compared to the three months ended March 31, 2006.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2007	2006
Depreciation of property and equipment	$61,524	$37,050
Increase over prior period	$24,474
Increase - percentage	66%
Percentage of net revenues	0%	0%

The increase in depreciation for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to the acquisition of additional computer equipment purchased to update our older equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2007	2006
Amortization of intangible assets	$233,301	$93,293
Increase over prior period	$140,008
Increase - percentage	150%
Percentage of net revenues	1%	1%

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

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2007	2006
Other income (expenses), net	$46,782	$576,497

Other income includes interest income of $63,000 for the three months ended March 31, 2007, compared to $103,000 for the three months ended March 31, 2006. Interest income has decreased as we have lower investment balances available, primarily as a result of the acquisitions we made 2006. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we also incurred an interest expense of $105,000 during the three months ended March 31, 2007.

In addition, Afilias Inc., a company in which we hold an investment, declared a divided payable to its shareholders of record as of March 31, 2007. An amount of $88,000 was thus accrued during the three months ended March 31, 2007 and was paid in April 2007.

In 2002, we assigned to an unrelated third party (our Partner), various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a revenue share relating to any cash flow received by our Partner relating to the commercialization of these patents. As a result of this assignment, during the three months March 31, 2006, we received $474,000 from the assignment of the patents. On August 15, 2006, we were informed by our Partner that it had assigned certain of these patents to another unrelated third party. We do not expect to receive any additional revenue share from this arrangement in the future.

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

	Three months ended March 31,
	2007	2006
Provision for income taxes	$12,000	$—

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes other than for alternative minimum tax has been recorded for the three months ended March 31, 2007 because we had net operating losses to offset against our operating income. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our principal source of liquidity was cash and cash equivalents, of $5.8 million compared to $6.3 million at December 31, 2006.

Net cash provided by operating activities for the three months ended March 31, 2007 was $1.2 million, compared to $1.8 million for the three months ended March 31, 2006. Operating activities, after adjustment for non-cash and other items including non-cash cost of domain name sales, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation of $1.0 million, for the three months ended March 31, 2007 generated $1.8 million. Non-cash operating working capital decreased by $598,000, which decrease primarily reflects changes in accounts receivable, prepaid expenses and deposits, prepaid domain name registry and other Internet services fees, accounts payable, accrued expenses, customer deposits, deferred revenue and accreditation fees payable. The increase in prepaid expenses included a prepayment of $318,000 pertaining to certain three year support contracts that we entered into to take advantage of favorable pricing.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2007. The primary use of these funds was the repurchase of 1.5 million shares at a cost of $1.3 million during the three months ended March 31, 2007 under the terms of the normal course issuer bid we announced in January 2007. This was offset $100,000 of proceeds received on the exercise of stock options by employees of the Company.

Net cash used in investing activities was $375,000 for the three months ended March 31, 2007. We invested an additional $1.2 million in property and equipment related to our hosted email environment during the three months ended March 31, 2007 in order to combat the significant increase we have experienced in inbound spam. We also invested in our surname domain name portfolio by purchasing domain names in the amount of $29,000 during the three months ended March 31, 2007.

These investments were partially offset by $568,000 (including $13,000 of interest earned) that was returned to Tucows on the closure of the escrow accounts originally established in connection with the acquisitions of Boardtown Corporation and the Hosted Messaging assets of Critical Path and $127,000 (including $37,000 of interest earned) that was held in escrow and returned to Critical Path as a result of their satisfaction of certain post-closing conditions relating to customer retention. In addition, as certain of our forward contracts mature, margin security against these contracts is released from restricted cash. During the three months ended March 31, 2007 $252,00 was released from restricted.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital and capital expenditures for at least the next 12 months.

We may choose to raise additional funds or seek other financing arrangements to facilitate more rapid expansion, develop new or enhance existing products or services, respond to competitive pressures or acquire or invest in complementary businesses, technologies, services or products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America. Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our excess funds are held in money market accounts. Based on the nature of our investments, we have concluded that there is no material interest rate risk exposure at March 31, 2007.

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

The impact of the foreign exchange forward contracts for the three months ended March 31, 2007 was a net gain of approximately $217,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of March 31, 2007, we had outstanding foreign currency forward contracts with a notional value of $15.3 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis from April 2007 to December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1330.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2007. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2007. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2007 of $471,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

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

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings

On April 27, 2006, Tucows was served with a complaint filed against the Company in the United States District Court for the Eastern District of New York in an action captioned Robert Novak,d/b/a/ PetsWarehouse.com v Tucows Inc. and OpenSRS. The complaint alleges that the Company, acting in its administrative capacity as an accredited registrar, improperly transferred the domain name away from the plaintiff. The Company disputes the allegations raised in the complaint and continues to vigorously defend itself.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

Item 1A.   Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 6.           Exhibits

(a)  Exhibits.

Exhibit No.	Description

10.1	Software and Services Agreement, dated March 20, 2007, by and between the Company and Nitido Inc. *#
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.

#   Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Software and Services Agreement, dated March 20, 2007, by and between the Company and Nitido Inc. *#
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.

#   Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.