Form 10-Q/A
period 2007-03-31
TUCOWS INC /PA/
filed 2007-05-23
CIK 909494

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Tucows Inc. (the “Issuer”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on May 15, 2007 (the “Form 10-Q”), is being filed solely to correct the following inadvertent errors: (1) the pro forma net revenues, net loss and basic loss per common share relating to the three months ended March 31, 2006 disclosed in the table in footnote 3(b) to the Notes to Unaudited Consolidated Financial Statements were misreported; (2) the required disclosure of the Issuers repurchase of its equity securities under Item 2 of Part II was omitted from the Form 10-Q; and (3) the certifications pursuant to 18 U.S.C. Section 1350 provided in Exhibits 32.1 and 32.2 were not currently dated.

Except for correcting the errors noted above, no information included in the Form 10-Q is amended by this Amendment.  This Amendment speaks only as of the date of the Form 10-Q and, except as noted above, we have not undertaken to amend, supplement or update any information contained in the Form 10-Q to give effect to subsequent events.  This Amendment amends and restates the Form 10-Q in its entirety.

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

Three months ended
March 31, 2006
(in thousands)

Net revenues	$16,114
Net loss for the period	$(929)
Basic loss per common share	$(0.01)

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that we made during the three months ended March 31, 2007 pursuant to our share buy-back program.

Issuer purchases of equity securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publically announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs

January 1 - 31, 2007	—	$—	—	5,698,398

February 1 - 28, 2007	1,500,000	$0.885	1,500,000	4,198,398

March 1 - 31, 2007	—	$—	—	4,198,398

Total	1,500,000	$0.885	1,500,000

1.             We repurchased an aggregate of 1,500,000 shares of our common stock in the open market pursuant to our share buy-back program, authorized by our board of directors on January 9, 2007. Unless terminated earlier by our board of directors, the program will expire upon the earlier of our repurchase of 5,698,398 shares or February 15, 2008.

2.             Average price paid per share as set forth in the table is inclusive of all fees.

Item 6.           Exhibits

(a)  Exhibits.

Exhibit No.	Description

10.1	Software and Services Agreement, dated March 20, 2007, by and between the Company and Nitido Inc. *#
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification **
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification **
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Previously filed.

† Furnished herewith.

** Filed herewith.

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

Date: May 23, 2007	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
(President and Chief Executive Officer)

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Software and Services Agreement, dated March 20, 2007, by and between the Company and Nitido Inc. *#
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification **
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification **
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Previously filed.

† Furnished herewith.

** Filed herewith.

#   Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.