Form 10-Q
period 2007-06-30
TUCOWS INC /PA/
filed 2007-08-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, there were 73,754,691 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$5,717,412	$6,256,392
Restricted cash	510,000	1,019,423
Accounts receivable, net of allowance for doubtful accounts of $131,500 as of June 30, 2007 and $147,500 as of December 31, 2006	4,033,648	2,969,997
Prepaid expenses and deposits	4,037,325	2,394,627
Prepaid domain name registry and other Internet services fees, current portion	24,321,679	22,168,558
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	39,620,064	35,808,997

Prepaid domain name registry and other Internet services fees, long-term portion	10,110,771	9,511,341
Property and equipment	6,394,697	5,647,532
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets (note 4)	17,989,747	18,554,436
Goodwill (note 3)	12,189,767	12,094,817
Investment	353,737	353,737
Cash held in escrow (note 3(a))	—	694,579
Total assets	$88,658,783	$84,665,439

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,901,126	$2,867,814
Accrued liabilities	2,502,580	2,567,012
Customer deposits	2,773,653	3,144,119
Deferred revenue, current portion	34,527,977	31,658,081
Accreditation fees payable, current portion	521,844	847,325
Promissory note payable, current portion	6,000,000	—
Total current liabilities	48,227,180	41,084,351

Deferred revenue, long-term portion	14,485,149	13,478,525
Accreditation fees payable, long-term portion	173,441	163,988
Promissory note payable, long-term portion	—	6,000,000
Deferred tax liability	5,396,000	5,396,000

Stockholders' equity (note 8)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 73,735,782 shares issued and outstanding as of June 30, 2007 and 75,978,502 shares issued and outstanding as of December 31, 2006	15,217,279	15,395,381
Additional paid-in capital	48,451,596	50,359,906
Deficit	(43,291,862)	(47,212,712)
Total stockholders' equity	20,377,013	18,542,575
Total liabilities and stockholders' equity	$88,658,783	$84,665,439

Subsequent events (note 10)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net revenues	$20,814,881	$15,678,856	38,586,098	$30,965,976

Cost of revenues:
Cost of revenues (*)	12,198,808	10,066,262	23,431,597	19,994,116
Depreciation of property and equipment	985,430	669,256	1,795,096	1,194,175
Amortization of intangible assets	63,540	38,538	127,072	77,078
Total cost of revenues	13,247,778	10,774,056	25,353,765	21,265,369

Gross profit	7,567,103	4,904,800	13,232,333	9,700,607

Expenses:
Sales and marketing (*)	1,480,078	1,572,290	2,824,522	3,031,446
Technical operations and development (*)	1,752,693	2,090,723	3,564,972	4,411,439
General and administrative (*)	810,872	948,464	2,309,641	2,567,517
Depreciation of property and equipment	68,267	45,041	129,791	82,091
Amortization of intangible assets	222,741	112,591	456,042	205,884
Total expenses	4,334,651	4,769,109	9,284,968	10,298,377

Income (loss) from operations	3,232,452	135,691	3,947,365	(597,770)

Other income (expenses):
Interest income (expense), net	(49,297)	102,662	(90,946)	205,553
Other income, net	—	—	88,431	473,606
Total other income (expense)	(49,297)	102,662	(2,515)	679,159

Income before provision for income taxes	3,183,155	238,353	3,944,850	81,389

Provision for income taxes	12,000	12,000	24,000	12,000
Net income for the period	$3,171,155	$226,353	3,920,850	$69,389

Basic earnings per common share	$0.04	$0.00	0.05	$0.00

Shares used in computing basic earnings per common share	74,447,018	72,527,662	74,950,621	72,255,539

Diluted earnings per common share	$0.04	$0.00	0.05	$0.00

Shares used in computing diluted earnings per common share	77,375,096	74,704,791	77,633,136	74,540,626

(*) Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$4,400	$3,200	6,900	$5,500
Sales and marketing	$25,500	$18,900	39,700	$36,000
Technical operations and development	$23,300	$27,500	43,400	$51,000
General and administrative	$58,300	$29,500	84,200	$56,000

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cash provided by (used in):
Operating activities:
Net income for the period	$3,171,155	$226,353	$3,920,850	$69,389
Items not involving cash:
Depreciation of property and equipment	1,053,697	714,297	1,924,887	1,276,266
Amortization of intangible assets	286,281	151,129	583,114	282,962
Unrealized change in the fair value of forward contracts	(885,652)	(378,846)	(1,102,441)	(195,902)
Stock-based compensation	111,500	78,300	174,200	148,500

Change in non-cash operating working capital:
Interest receivable	—	(3,047)	—	34,547
Accounts receivable	(211,028)	(335,071)	(1,063,651)	(2,162,713)
Prepaid expenses and deposits	(310,274)	(24,292)	(1,037,510)	(20,879)
Prepaid domain name registry and other Internet services fees	(771,898)	(1,858,622)	(2,752,551)	(4,171,670)
Accounts payable	(337,450)	2,577,875	(745,587)	3,070,542
Accrued liabilities	(216,318)	(259,966)	432,821	1,067,114
Customer deposits	(195,342)	420,423	(370,466)	568,257
Deferred revenue	979,595	2,151,830	3,876,520	5,196,350
Accreditation fees payable	(315,320)	(240,100)	(316,028)	(108,836)

Cash provided by operating activities	2,358,946	3,220,263	3,524,158	5,053,927

Financing activities:
Proceeds received on exercise of stock options	85,272	27,401	186,343	55,410
Repurchase of shares	(1,119,455)	—	(2,446,955)	—

Cash (used in) provided by financing activities	(1,034,183)	27,401	(2,260,612)	55,410

Investing activities:
Cost of domain names acquired	10,303	—	(18,425)	—
Additions to property and equipment	(1,690,523)	(2,405,146)	(2,893,153)	(3,291,425)
Decrease in investment in short-term investments	—	72,000	—	1,771,569
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	257,785	190,042	509,423	(362,458)
Acquisition of Mailbank.com Inc., net of cash acquired	—	(5,830,902)	—	(5,830,902)
Acquisition of Hosted Messaging Assets, net of cash acquired	—	163,969	(90,050)	(6,419,485)
Acquisition of Boardtown Corporation, net of cash acquired	(4,900)	—	(4,900)	—
Decrease (increase) in cash held in escrow	—	(18,507)	694,579	(1,785,011)
Cash used in investing activities	(1,427,335)	(7,828,544)	(1,802,526)	(15,917,712)

Decrease in cash and cash equivalents	(102,572)	(4,580,880)	(538,980)	(10,808,375)
Cash and cash equivalents, beginning of period	5,819,984	11,120,593	6,256,392	17,348,088
Cash and cash equivalents, end of period	$5,717,412	$6,539,713	$5,717,412	$6,539,713

Supplemental cash flow information:
Interest paid	$105,000	$—	$210,000	$—

Supplementary disclosure of non-cash investing and financing activity:
Capital assets acquired during during the period not yet paid for	$163,169	$—	$163,169	$—
Common stock issued on the acquisition of Mailbank.com Inc.	$—	$2,877,070	$—	$2,877,070
Promissory notes issued on the acquisition of Mailbank.com Inc.	$—	$8,122,930	$—	$8,122,930

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

2. NEW ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2007 and the results of operations and cash flows for the interim periods ended June 30, 2007 and 2006. The results of operations presented in this Quarterly Report on Form
10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

Other than the adoption of FIN 48 described below, there have been no material changes in our significant accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Tucows had approximately $180,000 of total gross unrecognized benefits as of the adoption of FIN 48 on January 1, 2007 which if recognized would favorably affect the income tax rate in future periods. At June 30, 2007 Tucows’ unrecognized tax benefits remain substantially unchanged. Tucows recognizes accrued interest and penalties related to unrecognized tax benefit in tax expense. Tucows does not have any interest and penalties accrued as of January 1, 2007 and June 30, 2007 as the tax benefit relates entirely to refundable research and development tax credits. Tucows believes it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company’s research and development claim for the credits within that period. Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions.

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial statements.

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

b.             Acquisition of Mailbank.com Inc. :

The results of Mailbank.com Inc. acquired on June 19, 2006 have been included in the consolidated statements of operations since its date of acquisition. Unaudited pro forma results of operations for the three and six months ended June 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2006 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had Mailbank.com Inc. been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in thousands)

Net revenues	$14,266	$32,864
Net loss for the period	$(927)	$(949)
Basic loss per common share	$(0.01)	$(0.01)

c.             Acquisition of Boardtown Corporation:

On April 27, 2004, the Company finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation (“Boardtown”).

In March 2007, the former shareholders of Boardtown agreed to an early release of the remaining $554,510 contingent consideration, inclusive of accrued interest, from the Boardtown escrow account to Tucows. During the three months ended June 30, 2007, goodwill was increased by an amount of $4,900, as certain customers renewed their support contracts in accordance with the escrow agreement established upon the closing of the Boardtown acquisition. Due to the early release of the escrow account as described above, this amount was paid to the former shareholders of Boardtown Corporation directly by Tucows.

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

A summary of acquired intangible assets for the three months ended June 30, 2007, is as follows:

			Customer	Non-compete	Surname domain	Direct navigation
	Technology	Brand	relationships	agreements	names	domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total

Net book value, March 31, 2007	$494,820	$98,980	$3,458,523	$5,280	$12,128,728	$2,100,000	$18,286,331
Purchase of domain names	—	—	—	—	1,000	—	1,000
Disposition of domain names	—	—	—	—	(325)	(10,978)	(11,303)
Amortization expense	(63,540)	(6,060)	(211,401)	(5,280)	—	—	(286,281)
Net book value, June 30, 2007	$431,280	$92,920	$3,247,122	$—	$12,129,403	$2,089,022	$17,989,747

A summary of acquired intangible assets for the six months ended June 30, 2007, is as follows:

			Customer	Non-compete	Surname domain	Direct navigation
	Technology	Brand	relationships	agreements	names	domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total

Net book value, December 31, 2006	$558,352	$105,040	$3,669,924	$21,120	$12,100,000	$2,100,000	$18,554,436
Purchase of domain names	—	—	—	—	30,048	—	30,048
Disposition of domain names	—	—	—	—	(645)	(10,978)	(11,623)
Amortization expense	(127,072)	(12,120)	(422,802)	(21,120)	—	—	(583,114)
Net book value, June 30, 2007	$431,280	$92,920	$3,247,122	$—	$12,129,403	$2,089,022	$17,989,747

5. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Options to purchase 3,931,238 shares of common stock were outstanding during the three months ended June 30, 2007 (during the three months ended June 30, 2006, options to purchase 3,161,318 shares of common stock were outstanding) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 255,999 shares of common stock were outstanding during the six months ended June 30, 2007 (during the six months ended June 30, 2006, options to purchase 749,676 shares of common stock were outstanding) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares.

6. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Domain names and other Internet servicews:
Domain names, excluding Domain Direct	$12,273,996	$10,559,464	$24,174,690	$21,226,253
Other Internet services, including Domain Direct	4,228,727	4,044,704	8,628,690	7,821,027
Sale of domain names	3,067,980	—	3,150,480	—
Total domain names and other Internet services	19,570,703	14,604,168	35,953,860	29,047,280
Advertising and other revenue	1,244,178	1,074,688	2,632,238	1,918,696
	$20,814,881	$15,678,856	$38,586,098	$30,965,976

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Domain names and other Internet servicews:
Domain names, excluding Domain Direct	$9,146,139	$7,508,908	$17,928,038	$15,183,708
Other Internet services, including Domain Direct	1,037,984	1,011,569	2,052,689	1,943,719
Sale of domain names	11,303	—	11,623	—
Total domain names and other Internet services	10,195,426	8,520,477	19,992,350	17,127,427
Advertising and other revenue	111,651	—	163,985	—
Network, other costs	1,891,731	1,545,785	3,275,262	2,866,689
Network, depreciation and amortization costs	1,048,970	707,794	1,922,168	1,271,253
	$13,247,778	$10,774,056	$25,353,765	$21,265,369

(c)                                 The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2007	December 31, 2006

Canada	$2,596,729	$2,521,328
United States	3,736,025	3,045,236
United Kingdom	61,943	80,968
	$6,394,697	$5,647,532

7. COMMITMENTS AND CONTINGENCIES:

As of June 30, 2007, we had outstanding foreign currency forward contracts with a notional value of $10.2 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis from July 2007 to December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1299. During the three months ended June 30, 2007, Tucows recorded a gain in fair value in respect of its foreign exchange forward contracts in the amount of $886,000, and during the six months ended June 30, 2006 the Company recorded a gain in fair value in respect of its foreign exchange forward contracts, in the amount of $1.1 million. These amounts have been recorded in the general and administrative expense.

8. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2007:

					Total
			Additional		stockholders'
	Common stock		paid in		equity
	Number	Amount	capital	Deficit	(deficiency)

Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575

Exercise of stock options	234,732	187,089	(86,018)	—	101,071
Repurchase of shares	(1,500,000)	(300,000)	(1,027,500)	—	(1,327,500)
Stock-based compensation (note 10)	—	—	62,700	—	62,700
Net income for the period	—	—	—	749,695	749,695
Balances, March 31, 2007	74,713,234	15,282,470	49,309,088	(46,463,017)	18,128,541

Exercise of stock options	139,148	158,129	(72,857)	—	85,272
Repurchase of shares	(1,116,600)	(223,320)	(896,135)	—	(1,119,455)
Stock-based compensation (note 10)	—	—	111,500	—	111,500
Net income for the period	—	—	—	3,171,155	3,171,155
Balances, June 30, 2007	73,735,782	$15,217,279	$48,451,596	$(43,291,862)	$20,377,013

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2006:

					Total
			Additional		stockholders'
	Common stock		paid in		equity
	Number	Amount	capital	Deficit	(deficiency)

Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	65,301	28,009	—	—	28,009

Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Stock-based compensation	—	—	70,200	—	70,200
Net loss for the period	—	—	—	(156,964)	(156,964)
Balances, March 31, 2006	72,014,173	12,434,712	50,132,066	(49,530,110)	13,036,668
Exercise of stock options	56,710	27,400	—	—	27,400
Acquisition of Mailbank.com	3,596,337	2,803,070	—	—	2,803,070
Stock-based compensation	—	—	78,300	—	78,300
Net loss for the period	—	—	—	226,353	226,353
Balances, June 30, 2006	75,667,220	$15,265,182	$50,210,366	$(49,303,757)	$16,171,791

9. SHARE-BASED PAYMENTS

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

Summary of Outstanding Stock Options:

(a)            1996 Stock Options Plan

As of June 30, 2007, options to purchase an aggregate of 5,273,729 shares of common stock are outstanding under the Company’s 1996 Stock Option Plan. No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to date of grant.

A summary of unaudited option activity under the Company’s 1996 Stock Option Plan for the three months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at March 31, 2007	5,515,982	$0.50
Granted	—	—
Exercised	(139,148)	0.61
Forfeited	(103,105)	0.88
Expired	—	—
Outstanding at June 30, 2007	5,273,729	$0.49	5.81	$3,756
Exercisable at June 30, 2007	4,961,656	$0.48	5.72	$3,586

A summary of unaudited option activity under the Company’s 1996 Stock Option Plan for the six months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2006	5,910,192	$0.52
Granted	—	—
Exercised	(373,880)	0.50
Forfeited	(262,583)	1.17
Expired	—	—
Outstanding at June 30, 2007	5,273,729	$0.49	5.81	$3,756
Exercisable at June 30, 2007	4,961,656	$0.48	5.72	$3,586

Total unrecognized compensation cost relating to unvested stock options at June 30, 2007, prior to the consideration of expected forfeitures, is approximately $198,000 and is expected to be recognized over a weighted average period of 2.1 years

For the six months ended June 30, 2006, the weighted-average fair value of options granted, as of the grant date, during the period was $0.83, using the following assumptions: expected volatility of 121%; risk-free interest rate of 4.5%, expected dividend yield of 0%; and expected life of six years. 233,000 options were granted during the three months ended June 30, 2006.

(b)           2006 Equity Compensation Plan

As of June 30, 2007, options to purchase an aggregate of 1,398,500 shares of common stock are outstanding under the Company’s 2006 Equity Compensation Plan. Stock options that have been issued under the 2006 Equity Compensation Plan vest over four years and expire seven years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day of grant.

A summary of unaudited option activity under the Company’s 2006 Equity Compensation Plan for the three months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at March 31, 2007	1,451,500	$0.83
Granted	70,000	0.98
Exercised	—	—
Forfeited	(123,000)	0.85
Expired	—	—
Outstanding at June 30, 2007	1,398,500	$0.85	6.55	$469
Exercisable at June 30, 2007	120,000	$0.90	4.67	$35

A summary of unaudited option activity under the Company’s 2006 Equity Compensation Plan for the six months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2006	60,000	$0.83
Granted	1,472,500	0.86
Exercised	—	—
Forfeited	(134,000)	0.85
Expired	—	—
Outstanding at June 30, 2007	1,398,500	$0.85	6.55	$469
Exercisable at June 30, 2007	120,000	$0.90	4.67	$35

Total unrecognized compensation cost relating to unvested stock options at June 30, 2007, prior to the consideration of expected forfeitures, is approximately $681,000 and is expected to be recognized over a weighted average period of 4.5 years

For the three months ended June 30, 2007, the weighted-average fair value of options granted, as of the grant date, during the period was $0.35, using the following assumptions: expected volatility of 51%; risk-free interest rate of 4.3%, expected dividend yield of 0%; and expected life of 4.75 years. A total of 70,000 options were granted during the three months ended June 30, 2007.

For the six months ended June 30, 2007, the weighted-average fair value of options granted, as of the grant date, during the period was $0.57, using the following assumptions: expected volatility of 83%; risk-free interest rate of 4.5%, expected dividend yield of 0%; and expected life of 4.75 years. A total of 1,472,500 options were granted during the six months ended June 30, 2007.

No options were granted during the six months ended June 30, 2006.

(c)                                Share-based compensation expense.

Share-based compensation expense included in the Statement of Operations for the three months ended June 30, 2007 was $111,500 while share-based compensation expense included in the Statement of Operations for the three months ended June 30, 2006 was $79,100

Share-based compensation expense included in the Statement of Operations for the six months ended June 30, 2007 was $174,200 while share-based compensation expense included in the Statement of Operations for the six months ended June 30, 2006 was $148,500.

The Company has not capitalized any share-based compensation expense as part of the cost of an asset.

10. SUBSEQUENT EVENTS:

(a)           Acquisition of Innerwise Inc. (dba ItsYourDomain.com) :

On July 25, 2007, Tucows (Delaware) Inc., one of the Company’s wholly owned subsidiaries, acquired Innerwise Inc.
(dba ItsYourDomain.com) (“IYD”), a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates.

Tucows paid $10.8 million in cash for IYD with additional contingent consideration of $1.1 million based on specific targets. Such additional contingent consideration will be recorded when the amount becomes fixed and determinable.

(b)           Non-revolving, reducing credit facility  :

In connection with the acquisition of Innerwise, Inc., on July 27, 2007, Tucows obtained a $9,579,201 non-revolving, reducing credit facility (the “Loan”) through Tucows.com Co., a wholly owned subsidiary of Tucows (the “Borrower”) from the Bank of Montreal (the “Bank”). Tucows, along with certain of its other subsidiaries, each executed Guaranty and Security Agreements, guaranteeing the obligations of the Borrower, and granting the Bank a security interest in substantially all of their assets.

The loan is repayable monthly in arrears, in equal installments of blended principal and interest, currently amounting to approximately $225,000, over five years, at an interest rate equal to prime rate plus 0.5% (which rate is currently 8.75% and is subject to annual assessment based on Borrower’s ratio of total funded debt to EBITDA). The loan requires that Tucows meet certain financial covenants, and limits the amount of our capital expenditures. Tucows is currently in compliance with these covenants.

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

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of June 30, 2007, we offered registration services for the generic top-level domains, or gTLDs, .com, .net, .org, .info, .name .biz and .mobi and for the country code top-level domains, or ccTLDs .at, .be, .ca, ..cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and .vc.

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

Other than the adoption of EITF 06-03 and FIN 48 during the three months ended March 31, 2007, there have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result of the adoption of FIN 48 on January 1, 2007, we had approximately $180,000 of total gross unrecognized benefits which, if recognized, would favorably affect the income tax rate in future periods. We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did  not have any interest and penalties accrued as of January 1, 2007 and June 30, 2007 as the tax benefit relates entirely to refundable tax credits. We do not expect that any of the unrecognized tax benefit will decrease in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

NET REVENUES

The following table presents our revenues, by revenue source, for the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	$12,273,996	$10,559,464	$24,174,690	$21,226,253
Other Internet services, including Domain Direct	4,228,727	4,044,704	8,628,690	7,821,027
Sale of domain names	3,067,980	—	3,150,480	—
Total domain name and other Internet services	19,570,703	14,604,168	35,953,860	29,047,280
Advertising and other revenue	1,244,178	1,074,688	2,632,238	1,918,696
	$20,814,881	$15,678,856	$38,586,098	$30,965,976
Increase over prior period	$5,136,025		$7,620,122
Increase - percentage	33%		25%

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	59.0%	67.3%	62.7%	68.5%
Other Internet services, including Domain Direct	20.3%	25.8%	22.4%	25.3%
Sale of domain names	14.7%	0.0%	8.2%	0.0%
Total domain name and other Internet services	94.0%	93.1%	93.3%	93.8%
Advertising and other revenue	6.0%	6.9%	6.8%	6.2%
	$100.0%	100.0%	$100.1%	100.0%

Total net revenues for the three months ended June 30, 2007 increased to $20.8 million from $15.7 million for the three months ended June 30, 2006.

Total net revenues for the six months ended June 30, 2007 increased to $38.6 million from $31.0 million for the six months ended June 30, 2006.

During the three months ended June 30, 2007, one customer accounted for 14.4% of revenue. During the six months ended June 30, 2007, no customer accounted for more than 10% of revenue.

During the three and six months ended June 30, 2007, one customer accounted for 12% of accounts receivable at June 30, 2007. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for the three months ended June 30, 2007 increased by $5.0 million, or 34.0%, to $19.6 million from $14.6 million for the three months ended June 30, 2006. This increase was primarily as a result of an atypically large sale of approximately 2,500 domain names from our portfolio of domain names for $3.0 million, as well as increased volumes from new and existing customers and the additional revenue we earned during the three months ended June 30, 2007 from the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006. We may earn up to an additional $1.2 million from the sale of the 2,500 domain names in June 2008, if certain performance criteria are met.

Net revenues from domain name and other Internet services for the six months ended June 30, 2007 increased by $7.0 million, or 23.9%, to $36.0 million from $29.0 million for the six months ended June 30, 2006. This increase was primarily as a result of an atypically large sale of approximately 2,500 domain names from our portfolio of domain names for $3.0 million, as well as increased volumes from new and existing customers and the additional revenue we earned during the six months ended June 30, 2007 from the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006. We may earn up to an additional $1.2 million from the sale of the 2,500 domain names in June 2008, if certain performance criteria are met.

During the three months ended June 30, 2007, the number of domain names that we processed increased by 122,000 to 1.4 million new, renewed and transferred-in domain name registrations, compared to the three months ended June 30, 2006. This increase was due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position, as well as increased volumes as a result of the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability.

During the six months ended June 30, 2007, the number of domain names that we processed increased by 292,000 to 2.8 million new, renewed and transferred-in domain name registrations, compared to the six months ended June 30, 2006. This increase was due primarily to the fact that we continued to compete aggressively to attract new clients and retain existing customers in order to protect our current market share and improve our competitive position, as well as increased volumes as a result of the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006. These actions have resulted in our average selling price declining, which has partially offset the impact of the increased transaction volume on our revenue and profitability.

We continue to face pricing pressure and effective August 2007 have invested in a new cost-plus domain pricing structure and a reduction in our domain name pricing. These steps are likely to adversely impact our revenue and profitability in the short term and may or may not result in increased volumes, which would adversely impact our revenues and profitability in the longer term.

The renewal rate for domain name registrations remained relatively constant at 72% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At June 30, 2007, the total number of domain names under our management increased by 0.9 million to 6.3 million, compared to the total number of domain names under our management as at June 30, 2006. As of June 30, 2007, we provided provisioning services to ten registrars on a monthly basis, which registrars use our technical systems to process domain registrations with their accreditation. As of June 30, 2007, we managed 1.9 million domain names for these ten registrars, compared to 1.5 million for seven registrars at June 30, 2006, on their behalf.

Deferred revenue from domain name registrations and other Internet services at June 30, 2007 increased to $49.0 million from $43.2 million at June 30, 2006.

Advertising and other revenue

Advertising and other revenue for the three months ended June 30, 2007 increased by $169,000, or 15.8%, to $1.2 million from $1.1 million for the three months ended June 30, 2006. This increase was primarily the result of our delivery of third party advertisements on parked pages amounting to $496,000 for the three months ended June 30, 2007 compared to $174,000 for the three months ended June 30, 2006. This increase was partially offset by a decline in our Google Adsense revenue of $124,000. This decrease was primarily the result of the further contraction in the yields from our syndicated Google feed, which impacts both our software library and direct navigation revenue.

Advertising and other revenue for the six months ended June 30, 2007 increased by $714,000, or 37.2%, to $2.6 million from $1.9 million for the six months ended June 30, 2006. This increase was primarily as a result of our delivery of third party advertisements on parked pages amounting to $1.0 million for the six months ended June 30, 2007 compared to $227,000 for the six months ended June 30, 2006. This increase was partially offset by a decline in our Google Adsense revenue of $50,000. This decrease was primarily the result of the further contraction in the yields from our syndicated Google feed, which impacts both our software library and direct navigation revenue.

During the three months ended June 30, 2007, revenue from advertising and other revenue comprised 6.0% of total revenue, compared to 6.9% for the three months ended June 30, 2006. This decrease resulted primarily from the impact of the atypically large sale of approximately 2,500 domain names from the Company’s portfolio of domain names during the three months ended June 30, 2007.

During the six months ended June 30, 2007, revenue from advertising and other revenue comprised 6.8% of total revenue, compared to 6.2% for the six months ended June 30, 2006. This increase was also impacted by the atypically large sale of approximately 2,500 domain names from the Company’s portfolio of domain names during the three months ended June 30, 2007 mentioned above.

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

The following table presents our cost of revenues, by revenue source, for the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	$9,146,139	$7,508,908	$17,928,038	$15,183,708
Other Internet services, including Domain Direct	1,037,984	1,011,569	2,052,689	1,943,719
Sale of domain names	11,303	—	11,623	—
Total domain name and other Internet services	10,195,426	8,520,477	19,992,350	17,127,427
Advertising and other revenue	111,651	—	163,985	—
Network, other costs	1,891,731	1,545,785	3,275,262	2,866,689
Network, depreciation and amortization costs	1,048,970	707,794	1,922,168	1,271,253
	$13,247,778	$10,774,056	$25,353,765	$21,265,369
Increase over prior period	$2,473,722		$4,088,396
Increase - percentage	23%		19%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	69.1%	69.7%	70.8%	71.4%
Other Internet services, including Domain Direct	7.8%	9.4%	8.1%	9.1%
Sale of domain names	0.1%	0.0%	0.0%	0.0%
Total domain name and other Internet services	77.0%	79.1%	78.9%	80.5%
Advertising and other revenue	0.8%	0.0%	0.6%	0.0%
Network, other costs	14.3%	14.3%	12.9%	13.5%
Network, depreciation and amortization costs	7.9%	6.6%	7.6%	6.0%
	$100.0%	100.0%	$100.0%	100.0%

Cost of revenues for the three months ended June 30, 2007 increased to $13.2 million from $10.8 million for the three months ended June 30, 2006, primarily as a result of higher costs attributable to higher volumes of domain registrations and other Internet services of $1.6 million and an increase in network costs of $687,000. The increase in network costs was primarily a result of the additional labor, bandwidth and co-location and other costs required to manage the data centers of $541,000, depreciation of additional information technology assets acquired or purchased of $316,000 and additional amortization of $25,000 resulting from acquisitions.

These increases were offset in part by transitional costs incurred during the three months ended June 30, 2006 in the amount of $173,000 as a result of the acquisition of the Hosted Messaging Assets of Critical Path Inc., which were not incurred during the three months ended June 30, 2007, as well as a decrease in travel expenses during the period of $23,000.

Cost of revenues for the six months ended June 30, 2007 increased to $25.4 million from $21.3 million for the six months ended June 30, 2006, primarily as a result of higher costs attributable to higher volumes of domain registrations and other Internet services of $2.7 million and an increase in network costs of $1.1 million. The increase in network costs was primarily a result of the additional labor, bandwidth and co-location and other costs required to manage the data centers of $1.1 million, depreciation of additional information technology assets acquired or purchased of $601,000 and additional amortization of $49,000 resulting from acquisitions.

These increases were offset in part by a reversal in March 2007 of a contingency of $220,000 that was accrued for a planned network operation initiative that the Company did not pursue. Because the relevant statute of limitations covering this initiative has expired, this accrual is no longer required.  In addition, transitional costs incurred during the six months ended June 30, 2006 in the amount of $513,000 as a result of the acquisition of the Hosted Messaging Assets of Critical Path Inc. were not incurred during the six months ended June 30, 2007.

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

Prepaid domain registration and other Internet services fees at June 30, 2007 increased by $4.4 million, to approximately $34.4 million from $30.0 million at June 30, 2006.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales and marketing	$1,480,078	$1,572,290	$2,824,522	$3,031,446
Decrease over prior period	$(92,212)		$(206,924)
Decrease - percentage	(6)%		(7)%
Percentage of net revenues	7%	10%	7%	10%

Sales and marketing expenses during the three months ended June 30, 2007 decreased to $1.5 million compared to $1.6 million during the three months ended June 30, 2006.

Sales and marketing expenses during the six months ended June 30, 2007 decreased to $2.8 million compared to $3.0 million during the six months ended June 30, 2006.

This decrease during the three months ended June 30, 2007 was primarily the result of the reversal of a contingency of $94,000 that was accrued for certain marketing initiatives that the Company did not persue. Because the relevant statute of limitations covering these initiatives has expired, this accrual is no longer required. In addition, transitional costs incurred during the three months ended June 30, 2006 in the amount of $4,000, as a result of the acquisition of the Hosted Messaging Assets of Critical Path Inc., were not incurred during the three months ended June 30, 2007. Travel and other selling expenses also decreased by approximately $32,000 when compared to the same quarter last year. These decreases were partly offset by miscellaneous sales expenses of $38,000.

This decrease during the six months ended June 30, 2007 was primarily the result of the reversal of a contingency of $231,000 that was accrued for certain marketing initiatives that the Company did not peruse. Because the relevant statute of limitations covering these initiatives has expired, this accrual is no longer required. In addition, transitional costs incurred during the six months ended June 30, 2006 in the amount of $37,000, as a result of the acquisition of the Hosted Messaging Assets of Critical Path Inc., which were not incurred during the six months ended June 30, 2007. Travel and other selling expenses also decreased by approximately $92,000 when compared to the same period last year. These decreases were partly offset by additional people costs of $153,000, predominantly in customer service and marketing as we continue to invest in customer service improvements.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Technical operations and development	$1,752,693	$2,090,723	$3,564,972	$4,411,439
Decrease over prior period	$(338,030)		$(846,467)
Decrease - percentage	(16)%		(19)%
Percentage of net revenues	8%	13%	9%	14%

Technical operations and development expenses for the three months ended June 30, 2007 decreased by $338,000 to $1.8 million compared to $2.1 million during the three months ended June 30, 2006.

Technical operations and development expenses for the six months ended June 30, 2007 decreased by $846,000 to $3.6 million compared to $4.4 million during the three months ended June 30, 2006.

This decrease was primarily the result of our not incurring transitional costs relating to the acquisition of the Hosted Messaging Assets of Critical Path Inc. during the three months ended June 30, 2007 compared to $289,000 during the three months ended June 30, 2006. In addition, as a result of steps we took to streamline our operations in Flint, Michigan, people-related costs, including contract and outside service costs, decreased by approximately $85,000. Other costs, including travel and conferences, decreased by $24,000 for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. There were no capitalized personnel costs for employees directly related to the application development stage of development projects during the three months ended June 30, 2007 compared to $44,000 for the three months ended June 30, 2006, while other costs including dues and subscriptions decreased by $16,000 during the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

This decrease was primarily the result of the fact that we did not incur transitional costs relating to the acquisition of the Hosted Messaging Assets of Critical Path Inc. during the six months ended June 30, 2007 compared to $679,000 during the six months ended June 30, 2006. In addition, as a result of steps we took to streamline our operations in Flint, Michigan, people-related costs, including contract and outside service costs, decreased by approximately $177,000. Other costs, predominantly travel, decreased by $47,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $47,000 to $32,000, while other costs including dues and subscriptions decreased by $10,000 during the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
General and administrative	$810,872	$948,464	$2,309,641	$2,567,517
Decrease over prior period	$(137,592)		$(257,876)
Decrease - percentage	(15)%		(10)%
Percentage of net revenues	4%	6%	6%	8%

General and administrative expenses for the three months ended June 30, 2007 decreased to $811,000 compared to $948,000 during the three months ended June 30, 2006.

General and administrative expenses for the six months ended June 30, 2007 decreased to $2.3 million compared to $2.6 million during the six months ended June 30, 2006.

General and administrative expenses primarily decreased by $180,000 as a result of our recording a foreign exchange gain of approximately $961,000 for the three months ended June 30, 2007 compared to approximately $781,000 for the three months ended June 30, 2006. Professional fees, predominantly accounting fees, for the three months ended June 30, 2007 decreased by approximately $70,000, compared to the three months ended June 30, 2006, while other costs such as bad debts, supplies and public listing expenses also decreased by approximately $47,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

In addition, we did not incur any transitional costs relating to the acquisition of the Hosted Messaging Assets of Critical Path Inc. during the three months ended June 30, 2007 compared to $51,000 during the three months ended June 30, 2006. People-related costs, including contract and outside service costs, also decreased by approximately $93,000 compared to the three months ended June 30, 2006 primarily as a result of our incurring lower consulting fees in reviewing our long term compensation alternatives and training costs during the three months ended June 30, 2007. Other costs such as bad debts, state taxes and travel related expenses also decreased by approximately $32,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

These decreases were partially offset by people related costs increasing by $94,000 when compared to the three months ended June 30, 2006, primarily as a result of the incremental consultants used in our Human Resources area including an increase in stock based compensation expense of $29,000. In addition, general and administrative expenses also increased by an additional $65,000 in the three months ended June 30, 2007 as a result of other cost increases such as credit card processing fees, investor relation costs, telephone and other miscellaneous expenses, when compared to the three months ended June 30, 2006.

General and administrative expenses primarily decreased by $320,000 as a result of our recording a foreign exchange gain of approximately $1 million for the six months ended June 30, 2007 compared to approximately $693,000 for the six months ended June 30, 2006. In addition, we did not incur any transitional costs relating to the acquisition of the Hosted Messaging Assets of Critical Path Inc. during the six months ended June 30, 2007 compared to $51,000 during the six months ended June 30, 2006. People-related costs, including contract and outside service costs, also decreased by approximately $26,000 compared to the six months ended June 30, 2006 primarily as a result of our incurring lower consulting fees in reviewing our long term compensation alternatives and training costs during the six months ended June 30, 2007. This was offset by increased stock based compensation expenses of $28,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2007. Other costs such as bad debts, state taxes, supplies and travel related expenses also decreased by approximately $64,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

These decreases were partially offset by an amount of $175,000 relating to increases in investor relations, credit card processing fees, telephone and other miscellaneous expenses, when compared to the six months ended June 30, 2006.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Depreciation of property and equipment	$68,267	$45,041	$129,791	$82,091
Increase over prior period	$23,226		$47,700
Increase - percentage	52%		58%

The increase in depreciation for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to the acquisition of additional computer equipment purchased to update our older equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amortization of intangible assets	$222,741	$112,591	$456,042	$205,884
Increase over prior period	$110,150		$250,158
Increase - percentage	98%		122%

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

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Other income (expenses), net	$(49,297)	$102,662	$(2,515)	$679,159

Other income includes interest income of $56,000 for the three months ended June 30, 2007, compared to $121,000 for the three months ended June 30, 2006. Interest income has decreased as we have lower investment balances available, primarily as a result of the acquisitions we made 2006. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we also incurred an interest expense of $105,000 during the three months ended June 30, 2007.

Other income includes interest income of $119,000 for the six months ended June 30, 2007, compared to $224,000 for the six months ended June 30, 2006. Interest income has decreased as we have lower investment balances available, primarily as a result of the acquisitions we made 2006. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we also incurred an interest expense of $210,000 during the six months ended June 30, 2007.

In addition, Afilias Inc., a company in which we hold an investment, declared a divided payable to its shareholders of record as of March 31, 2007. An amount of $88,000 was paid in April 2007.

In 2002, we assigned to an unrelated third party (our Partner), various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a revenue share relating to any cash flow received by our Partner relating to the commercialization of these patents. As a result of this assignment, during the three months June 30, 2006, we received $474,000 from the assignment of the patents. On August 15, 2006, we were informed by our Partner that it had assigned certain of these patents to another unrelated third party. We do not expect to receive any additional revenue share from this arrangement in the future.

INCOME TAXES

In preparing our financial statements, we make estimates of our current tax obligations and temporary differences resulting from differences in carrying values of reporting items for financial statement and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowances based on management’s judgment are established when appropriate to reduce the carrying value of deferred tax assets to the amounts expected to be realized.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Provision for income taxes	$12,000	$12,000	$24,000	$12,000

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes other than for alternative minimum tax has been recorded for the three months ended June 30, 2007 because we had net operating losses to offset against our operating income in our major operating jurisdictions. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our principal source of liquidity was cash and cash equivalents, of $5.7 million compared to $6.3 million at December 31, 2006.

Net cash provided by operating activities for the six months ended June 30, 2007 was $3.5 million, compared to $5.1 million for the six months ended June 30, 2006. Operating activities, after adjustment for non-cash and other items including non-cash cost of domain name sales, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation of $2.6 million, for the six months ended June 30, 2007 generated $2.5 million. Non-cash operating working capital decreased by $2.0 million, which decrease primarily reflects changes in accounts receivable, prepaid expenses and deposits, prepaid domain name registry and other Internet services fees, accounts payable, accrued expenses, customer deposits, deferred revenue and accreditation fees payable. The increase in prepaid expenses included a prepayment of $325,000 pertaining to certain three year support contracts that we entered into to take advantage of favorable pricing.

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2007. The primary use of these funds was the repurchase of 2.6 million shares at a cost of $2.4 million during the six months ended June 30, 2007 under the terms of the normal course issuer bid we announced in January 2007. This was offset $186,000 of proceeds received on the exercise of stock options by employees of the Company.

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2007. We invested an additional $2.9 million in property and equipment related to our hosted email environment during the six months ended June 30, 2007 in order to combat the significant increase we have experienced in inbound spam.

These investments were partially offset by $568,000 (including $13,000 of interest earned) that was returned to Tucows on the closure of the escrow accounts originally established in connection with the acquisitions of Boardtown Corporation and the Hosted Messaging assets of Critical Path and $127,000 (including $37,000 of interest earned) that was held in escrow and returned to Critical Path as a result of their satisfaction of certain post-closing conditions relating to customer retention. In addition, as certain of our forward contracts mature, margin security against these contracts is released from restricted cash. During the six months ended June 30, 2007, $509,000 was released from restricted cash.

On July 25, 2007, Tucows (Delaware) Inc., a wholly owned subsidiary of Tucows, acquired Innerwise, Inc. (dba ItsYourDomain.com) (“IYD”), a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates. Tucows paid $10.8 million in cash for IYD with the opportunity for IYD to realize a further $1.1 million based on specific targets.

In connection with the acquisition of IYD., on July 27, 2007, Tucows obtained a $9,579,201 non-revolving, reducing credit facility (the “Loan”) through Tucows.com Co., a wholly owned subsidiary of Tucows (the “Borrower”) from the Bank of Montreal (the “Bank”). Tucows, along with certain of its other subsidiaries, each executed Guaranty and Security Agreements, guaranteeing the obligations of the Borrower, and granting the Bank a security interest in substantially all of their assets.

The loan is repayable monthly in arrears, in equal installments of blended principal and interest, currently amounting to approximately $225,000, over five years, at an interest rate equal to prime rate plus 0.5% (which rate is currently 8.75% and is subject to annual assessment based on Borrower’s ratio of total funded debt to EBITDA). The loan requires that Tucows meet certain financial covenants, and limits the amount of our capital expenditures. Tucows is currently in compliance with these covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America. Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our excess funds are held in money market accounts. Based on the nature of our investments, we have concluded that there is no material interest rate risk exposure at June 30, 2007.

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

The impact of the foreign exchange forward contracts for the three months ended June 30, 2007 was a net gain of approximately $886,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

The impact of the foreign exchange forward contracts for the six months ended June 30, 2007 was a net gain of approximately $1.1 million, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of June 30, 2007, we had outstanding foreign currency forward contracts with a notional value of $10.2 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis from July 2007 to December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1299.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2007. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2007. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2007 of $490,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that we made during the three months ended June 30, 2007 pursuant to our share buy-back program.

Issuer purchases of equity securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publically announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - 30, 2007	—	$—	—	4,198,398

May 1-31, 2007	200,000	$0.96	200,000	3,998,398

June 1-30, 2007	916,600	$1.01	916,600	3,081,798

Total	1,116,600	$1.00	1,116,600

1.               We repurchased an aggregate of 1,116,600 shares of our common stock in the open market pursuant to our share buy-back program, authorized by our board of directors on January 9, 2007. Unless terminated earlier by our board of directors, the program will expire upon the earlier of our repurchase of 5,698,398 shares or February 15, 2008.

2.               Average price paid per share as set forth in the table is inclusive of all fees.

Item 4.                Submission of Matters to a Vote of Security Holders

Tucows’ Annual Meeting of Shareholders was held on June 7, 2007.  Holders of an aggregate of 74,739,242 shares of Tucows common stock at the close of business on April 30, 2007 were entitled to vote at the meeting, of which 58,193,399 were present in person or represented by proxy.  At such meeting, Tucows’ shareholders voted as follows:

Proposal 1. To elect seven directors to serve until the 2008 Annual Meeting of Shareholders or until their respective successors shall have been duly selected and qualified.

Nominee	Votes For	Votes Withheld
Stanley Stern	54,453,876	3,739,523
Elliot Noss	54,389,476	3,803,923
Eugene Fiume	54,425,076	3,768,323
Erez Gissin	45,643,876	12,549,523
Allen Karp	54,445,642	3,747,757
Lloyd Morrisett	54,386,942	3,806,457
Jeffrey Schwartz	54,426,526	3,766,873

No other persons were nominated, or received votes, for election as directors at the 2007 Annual Meeting of Shareholders.  There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2. To ratify the appointment of KPMG LLP as independent auditors of Tucows and its subsidiaries for the fiscal year ending December 31, 2007.

	Votes For	Votes Against	Votes Abstained
Ratification of Appointment of KPMG LLP	54,583,967	3,566,225	43,207

There were no broker non-votes with respect to this proposal.

Item 6.                Exhibits

(a)  Exhibits.

Exhibit No.	Description

10.1

Asset Sale Agreement, dated as of June 14, 2007, by and among Tucows.com Co., Tucows Domain Holding Co., Mailbank Nova Scotia Co. and Internet REIT, Inc. (Incorporated by reference to exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on June 20, 2007).

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

Date: August 14, 2007	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Asset Sale Agreement, dated as of June 14, 2007, by and among Tucows.com Co., Tucows Domain Holding Co., Mailbank Nova Scotia Co. and Internet REIT, Inc. (Incorporated by reference to exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on June 20, 2007).

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.