Form 10-Q/A
period 2007-06-30
TUCOWS INC /PA/
filed 2007-09-10
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Tucows Inc. (the “Issuer”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007 (the “Form 10-Q”), is being filed solely to correct an inadvertent error in  the pro forma net revenues, net loss and basic loss per common share reported for the three and six months ended June 30, 2006 table (b) included in footnote 3 to the Notes to Unaudited Consolidated Financial Statements.

Except for correcting the error noted above, no information included in the Form 10-Q is amended by this Amendment.  This Amendment speaks only as of the date of the Form 10-Q and, except as noted above, we have not undertaken to amend, supplement or update any information contained in the Form 10-Q to give effect to subsequent events.  This Amendment amends and restates the Form 10-Q in its entirety.

TUCOWS INC.
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$5,717,412	$6,256,392
Restricted cash	510,000	1,019,423
Accounts receivable, net of allowance for doubtful accounts of $131,500 as of June 30, 2007 and $147,500 as of December 31, 2006	4,033,648	2,969,997
Prepaid expenses and deposits	4,037,325	2,394,627
Prepaid domain name registry and other Internet services fees, current portion	24,321,679	22,168,558
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	39,620,064	35,808,997

Prepaid domain name registry and other Internet services fees, long-term portion	10,110,771	9,511,341
Property and equipment	6,394,697	5,647,532
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets (note 4)	17,989,747	18,554,436
Goodwill (note 3)	12,189,767	12,094,817
Investment	353,737	353,737
Cash held in escrow (note 3(a))	—	694,579
Total assets	$88,658,783	$84,665,439

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,901,126	$2,867,814
Accrued liabilities	2,502,580	2,567,012
Customer deposits	2,773,653	3,144,119
Deferred revenue, current portion	34,527,977	31,658,081
Accreditation fees payable, current portion	521,844	847,325
Promissory note payable, current portion	6,000,000	—
Total current liabilities	48,227,180	41,084,351

Deferred revenue, long-term portion	14,485,149	13,478,525
Accreditation fees payable, long-term portion	173,441	163,988
Promissory note payable, long-term portion	—	6,000,000
Deferred tax liability	5,396,000	5,396,000

Stockholders’ equity (note 8)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 73,735,782 shares issued and outstanding as of June 30, 2007 and 75,978,502 shares issued and outstanding as of December 31, 2006	15,217,279	15,395,381
Additional paid-in capital	48,451,596	50,359,906
Deficit	(43,291,862)	(47,212,712)
Total stockholders’ equity	20,377,013	18,542,575
Total liabilities and stockholders’ equity	$88,658,783	$84,665,439

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

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in thousands)

Net revenues	$16,576	$32,690
Net loss for the period	$(362)	$(751)
Basic loss per common share	$(0.00)	$(0.01)

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

Date: September 10, 2007	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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