Form 10-Q
period 2007-09-30
TUCOWS INC /PA/
filed 2007-11-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 12, 2007, there were 73,772,502 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$5,915,732	$6,256,392
Restricted cash	255,000	1,019,423
Accounts receivable, net of allowance for doubtful accounts of $131,500 as of September 30, 2007 and $147,500 as of December 31, 2006	3,971,950	2,969,997
Prepaid expenses and deposits	3,474,477	2,394,627
Prepaid domain name registry and other Internet services fees, current portion	24,669,326	22,168,558
Cash held in escrow (note 3 (d))	1,058,620	—
Deferred tax asset, current portion	1,000,000	1,000,000
Total current assets	40,345,105	35,808,997

Prepaid domain name registry and other Internet services fees, long-term portion	10,559,073	9,511,341
Property and equipment	5,680,675	5,647,532
Deferred financing charges	142,600	—
Deferred tax asset, long-term portion	2,000,000	2,000,000
Intangible assets (note 4)	22,363,906	18,554,436
Goodwill	17,762,228	12,094,817
Investment	353,737	353,737
Cash held in escrow (note 3(a))	—	694,579
Total assets	$99,207,324	$84,665,439

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,870,124	$2,867,814
Accrued liabilities	3,038,887	2,567,012
Customer deposits	2,978,559	3,144,119
Promissory note payable, current portion	6,000,000	—
Loan payable, current portion (note 5)	1,914,242	—
Deferred revenue, current portion	34,853,150	31,658,081
Accreditation fees payable, current portion	479,546	847,325
Total current liabilities	51,134,508	41,084,351

Deferred revenue, long-term portion	14,994,772	13,478,525
Accreditation fees payable, long-term portion	181,484	163,988
Promissory note payable, long-term portion	—	6,000,000
Loan payable, long-term portion (note 5)	7,337,927	—
Deferred tax liability	5,396,000	5,396,000

Stockholders’ equity (note 9)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 73,772,502 shares issued and outstanding as of September 30, 2007 and 75,978,502 shares issued and outstanding as of December 31, 2006	15,250,235	15,395,381
Additional paid-in capital	48,514,852	50,359,906
Deficit	(43,602,454)	(47,212,712)
Total stockholders’ equity	20,162,633	18,542,575
Total liabilities and stockholders’ equity	$99,207,324	$84,665,439

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net revenues	$17,811,914	$16,864,320	$56,398,012	$47,830,296

Cost of revenues:
Cost of revenues (*)	12,271,047	10,464,829	35,702,644	30,458,945
Depreciation of property and equipment	995,954	695,624	2,791,050	1,889,799
Amortization of intangible assets	83,060	66,550	210,132	143,628
Total cost of revenues	13,350,061	11,227,003	38,703,826	32,492,372

Gross profit	4,461,853	5,637,317	17,694,186	15,337,924

Expenses:
Sales and marketing (*)	1,712,676	1,706,951	4,537,198	4,738,397
Technical operations and development (*)	1,723,857	1,924,435	5,288,829	6,335,874
General and administrative (*)	1,257,206	1,698,012	3,566,847	4,265,529
Depreciation of property and equipment	68,316	43,025	198,107	125,116
Amortization of intangible assets	322,781	230,291	778,823	436,175
Total expenses	5,084,836	5,602,714	14,369,804	15,901,091

Income (loss) from operations	(622,983)	34,603	3,324,382	(563,167)

Other income (expenses):
Interest income (expense), net	(203,376)	(70,297)	(294,322)	135,256
Other income, net	530,583	1,873,420	619,014	2,347,026
Total other income	327,207	1,803,123	324,692	2,482,282

Income before provision for income taxes	(295,776)	1,837,726	3,649,074	1,919,115

Provision for income taxes	14,816	(96,895)	38,816	(84,895)
Net income (loss) for the period	$(310,592)	$1,934,621	$3,610,258	$2,004,010

Basic earnings per common share	$(0.00)	$0.03	$0.05	$0.03

Shares used in computing basic earnings per common share	74,100,911	75,706,078	74,548,903	73,418,358

Diluted earnings per common share	$(0.00)	$0.02	$0.05	$0.03

Shares used in computing diluted earnings per common share	77,525,973	78,214,560	77,413,998	75,852,576

(*) Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$4,100	$2,200	$11,000	$7,700
Sales and marketing	$21,400	$23,200	$61,100	$79,200
Technical operations and development	$18,900	$14,800	$62,300	$50,800
General and administrative	$33,900	$21,300	$118,100	$72,300

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$(310,592)	$1,934,621	$3,610,258	$2,004,010
Items not involving cash:
Depreciation of property and equipment	1,064,270	738,649	2,989,157	2,014,915
Amortization of intangible assets	405,841	296,841	988,955	579,803
Unrealized change in the fair value of forward contracts	(61,673)	145,177	(1,164,114)	(50,725)
Stock-based compensation	78,300	61,500	252,500	210,000

Change in non-cash operating working capital:
Interest receivable	—	5,027	—	39,574
Accounts receivable	87,922	(2,100,231)	(975,729)	(4,262,944)
Prepaid expenses and deposits	875,841	388,487	(161,669)	367,608
Prepaid domain name registry and other Internet services fees	(795,949)	(1,058,139)	(3,548,500)	(5,229,809)
Deferred financing charges	(142,600)	—	(142,600)	—
Accounts payable	(161,037)	(2,213,494)	(906,624)	857,048
Accrued liabilities	218,368	135,838	651,189	1,202,952
Customer deposits	204,906	6,534	(165,560)	574,791
Deferred revenue	834,795	1,506,423	4,711,315	6,702,773
Accreditation fees payable	(34,255)	19,402	(350,283)	(89,434)

Cash provided by (used in) operating activities	2,264,137	(133,365)	5,788,295	4,920,562

Financing activities:
Proceeds received on exercise of stock options	17,912	43,550	204,255	98,960
Repurchase of shares	—	—	(2,446,955)	—
Repayment of promissory note payable	—	(2,122,930)	—	(2,122,930)
Proceeds received on loan payable	9,571,209	—	9,571,209	—
Repayment of loan payable	(319,040)	—	(319,040)	—

Cash provided by (used in) financing activities	9,270,081	(2,079,380)	7,009,469	(2,023,970)

Investing activities:
Cost of domain names acquired	—	—	(18,425)	—
Additions to property and equipment	(200,213)	(787,824)	(3,093,366)	(4,079,249)
Decrease in investment in short-term investments	—	—	—	1,771,569
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	255,000	159,623	764,423	(202,835)
Acquisition of Mailbank.com Inc., net of cash acquired	—	(655,830)	—	(6,486,732)
Acquisition of Hosted Messaging Assets from Critical Path Inc., net of cash acquired	—	(1,037,303)	(90,050)	(7,456,788)
Acquisition of Boardtown Corporation, net of cash acquired	—	(22,700)	(4,900)	(22,700)
Acquisition of Innerwise Inc., net of cash acquired	(10,332,065)	—	(10,332,065)	—
Increase (decrease) in cash held in escrow	(1,058,620)	1,563,999	(364,041)	(221,012)
Cash used in investing activities	(11,335,898)	(780,035)	(13,138,424)	(16,697,747)

Increase (decrease) in cash and cash equivalents	198,320	(2,992,780)	(340,660)	(13,801,155)
Cash and cash equivalents, beginning of period	5,717,412	6,539,713	6,256,392	17,348,088
Cash and cash equivalents, end of period	$5,915,732	$3,546,933	$5,915,732	$3,546,933

Supplemental cash flow information:
Interest paid	$274,368	$—	$484,368	$—

Supplementary disclosure of non-cash investing and financing activity:
Capital assets acquired during during the period not yet paid for	$293,205	$—	$293,205	$—
Common stock issued on the acquisition of Mailbank.com Inc.	$—	$—	$—	$2,877,070
Promissory notes issued on the acquisition of Mailbank.com Inc.	$—	$—	$—	$8,122,930

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

2. NEW ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2007 and the results of operations and cash flows for the interim periods ended September 30, 2007 and 2006. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying interim consolidated financial statements have been prepared by Tucows without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 included in Tucows 2006 Annual Report on Form 10-K filed with the SEC on March 29, 2007.

Other than the adoption of FIN 48 described below, there have been no material changes in our significant accounting policies during the nine months ended September 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Tucows had approximately $180,000 of total gross unrecognized benefits as of the adoption of FIN 48 on January 1, 2007. At September 30, 2007, Tucows’ unrecognized tax benefits have increased to $230,000, which if recognized would favorably affect the income tax rate in future periods. The increase since adoption is primarily due to the non recognition of current year refundable research and development tax credits and foreign exchange.

Tucows recognizes accrued interest and penalties related to unrecognized tax benefit in tax expense. Tucows does not have any interest and penalties accrued as of January 1, 2007 and September 30, 2007 as the unrecognized tax benefit relates entirely to refundable research and development tax credits. Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions.

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial statements.

3. ACQUISITIONS

a.                                       Acquisition of the Hosted Messaging assets from Critical Path Inc. :

To expand our presence in the email market, on January 3, 2006, Tucows.com Co., one of the Company’s wholly owned subsidiaries, completed the purchase of all of the Hosted Messaging assets from Critical Path, Inc. (“Critical Path”).

In January 2007, an amount of $90,050 was released from escrow and paid to Critical Path. This amount was reflected as additional goodwill. Critical Path’s portion of the $50,019 interest earned on the escrow account through the release date amounted to $36,433 and was paid to them in January 2007.

b.                                       Acquisition of Mailbank.com Inc. :

The results of Mailbank.com Inc. which was acquired on June 19, 2006, have been included in the consolidated statements of operations since its date of acquisition. Unaudited pro forma results of operations for the nine months ended September 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2006 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had Mailbank.com Inc. been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine months ended
September 30, 2006
(in thousands)

Net revenues	$50,193
Net loss for the period	$1,439
Basic loss per common share	$0.02

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

d.                                       Acquisition of Innerwise Inc. (dba ItsYourDomain.com):

On July 25, 2007, Tucows (Delaware) Inc. (“Tucows DE”), one of the Company’s wholly owned subsidiaries, acquired 100% of the outstanding capital stock of Innerwise Inc. (d/b/a ItsYourDomain.com) (“IYD”), a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates. The total aggregate consideration amounting to $10,950,112 is composed of:

•                  $10,847,650 paid in cash.

•                  $102,462 of estimated transaction costs.

An additional $1.1 million of consideration is being held in escrow, and is payable in whole or in part by Tucows in August 2008, pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as any indemnification claims made by Tucows DE, for which the escrow account also serves as a source or recovery. This additional contingent consideration will be recorded when the amount becomes fixed and determinable and will be reflected as additional goodwill at that time.

$9,571,209 of the cash paid by Tucows at the closing was funded by a bank loan from the Bank of Montreal (“BOM”). The loan bears simple interest at the prime rate plus 0.50% per annum, which rate is subject to reduction based on Tucows’ ratio of Total Funded Debt of EBITDA, and was not issued at a premium or at a discount. The loan is subject to customary financial covenants, including a restriction on certain capital expenditures. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is five years. Tucows may prepay this loan in full or in part at any time without any premium or penalty.

The preliminary allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Cash and cash equivalents	$618,047
Accounts receivable	26,224
Prepaid expenses and deposits	251,320
Property and equipment	20,000
Intangible assets	4,780,000
Goodwill	5,572,461
Total assets acquired		11,268,052

Accrued liabilities	317,940
Total liabilities		317,940

Purchase price		$10,950,112

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intangible assets acquired include technology in the amount of $350,000, Brand in the amount of $1,500,000 and customer relationships in the amount of $2,930,000. The residual value from the purchase price has been allocated to goodwill. The technology is being amortized over 3 years, while the remaining amounts are being amortized over 7 years.

The valuation of the intangible assets is management’s best estimate, based on a preliminary report from an independent valuator. The purchase price allocation will be finalized to reflect the final report when it is available. Any changes to the value assigned to intangible assets will be reflected by an equal and offsetting adjustment to goodwill.

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine months ended September 30, 2007, as if the acquisition had occurred at the beginning of the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited in thousands - except earnings per share)

Net revenue	$18,211	$18,480	$60,575	$52,428
Net income (loss) for the period	(409)	1,527	3,015	487

Basic earnings (loss) per common share	$(0.01)	$(0.02)	$0.04	$0.01

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

A summary of acquired intangible assets for the three and nine months ended September 30, 2007, is as follows:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total

Net book value, June 30, 2007	$431,280	$92,920	$3,247,122	$—	$12,129,403	$2,089,022	$17,989,747
Purchase of domain names	—	—	—	—	—	—	—
Disposition of domain names	—	—	—	—	—	—	—
Acquisition of Innerwise Inc. (1)	350,000	1,500,000	2,930,000	—	—	—	4,780,000
Amortization expense	(83,060)	(41,540)	(281,241)	—	—	—	(405,841)
Net book value, September 30, 2007	$698,220	$1,551,380	$5,895,881	$—	$12,129,403	$2,089,022	$22,363,906

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total

Net book value, December 31, 2006	$558,352	$105,040	$3,669,924	$21,120	$12,100,000	$2,100,000	$18,554,436
Purchase of domain names	—	—	—	—	30,048	—	30,048
Disposition of domain names	—	—	—	—	(645)	(10,978)	(11,623)
Acquisition of Innerwise Inc. (1)	350,000	1,500,000	2,930,000	—	—	—	4,780,000
Amortization expense	(210,132)	(53,660)	(704,043)	(21,120)	—	—	(988,955)
Net book value, September 30, 2007	$698,220	$1,551,380	$5,895,881	$—	$12,129,403	$2,089,022	$22,363,906

(1)  Preliminary allocation.

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9,571,209 million with BMO to finance the purchase of Innerwise Inc. in July 2007. The loan bears simple interest at the rate of prime rate plus 0.50% per annum, and was not issued at a premium or at a discount. The principal and accrued interest on the loan is payable monthly

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the term of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The BMO facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the facility may limit the amount of our capital expenditures. The facility is collateralized by a first lien on, and pledge of, the majority of the combined Company’s present and future property and assets (subject to certain exclusions).

Principal loan repayments over the next five years are as follows:

October 2007 – September 2008	$1,914,242

October 2008 – September 2009	$1,914,242

October 2009 – September 2010	$1,914,242

October 2010 – September 2011	$1,914,242

October 2011 – July 2012	$1,595,201

6. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Options to purchase 3,692,809 shares of common stock were outstanding during the three months ended September 30, 2007 (during the three months ended September 30, 2006, options to purchase 3,355,148 shares of common stock were outstanding) but were not included in the computation of diluted income per common share as the impact of the options was anti-dilutive because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 651,416 shares of common stock were outstanding during the nine months ended September 30, 2007 (during the nine months ended September 30, 2006, options to purchase 700,734 shares of common stock were outstanding) but were not included in the computation of diluted income per common share as the impact of the options was anti-dilutive because the options’ exercise price was greater than the average market price of the common shares.

7. SUPPLEMENTAL INFORMATION:

(a)                                  The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Domain names and other Internet servicews:
Domain names, excluding Domain Direct	$12,300,559	$11,271,808	$36,475,249	$32,498,060
Other Internet services, including Domain Direct	4,421,820	4,304,777	13,050,510	12,125,805
Sale of domain names	21,340	—	3,171,820	—
Total domain names and other Internet services	16,743,719	15,576,585	52,697,579	44,623,865
Advertising and other revenue	1,068,195	1,287,735	3,700,433	3,206,431
	$17,811,914	$16,864,320	$56,398,012	$47,830,296

No customer accounted for more than 10% of revenue during the three or the nine months ended September 30, 2007.

At September 30, 2007, one customer accounted for 12% of accounts receivable. Significant management judgment

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

(b)                                 The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Domain names and other Internet servicews:
Domain names, excluding Domain Direct	$9,158,156	$8,069,626	$27,086,194	$23,253,335
Other Internet services, including Domain Direct	1,028,206	1,128,795	3,080,895	3,072,513
Sale of domain names	—	—	11,623	—
Total domain names and other Internet services	10,186,362	9,198,421	30,178,712	26,325,848
Advertising and other revenue	144,654	—	308,639	—
Network, other costs	1,940,031	1,266,408	5,215,293	4,133,097
Network, depreciation and amortization costs	1,079,014	762,174	3,001,182	2,033,427
	$13,350,061	$11,227,003	$38,703,826	$32,492,372

(c)                                  The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2007	December 31, 2006

Canada	$2,043,195	$2,521,328
United States	3,560,621	3,045,236
United Kingdom	76,859	80,968
	$5,680,675	$5,647,532

8. COMMITMENTS AND CONTINGENCIES:

As of September 30, 2007, we had outstanding foreign currency forward contracts with a notional value of $5.1 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis from October 2007 to December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1269. During the three months ended September 30, 2007, Tucows recorded a gain in fair value in respect of its foreign exchange forward contracts in the amount of $62,000, and during the nine months ended September 30, 2007 the Company recorded a gain in fair value in respect of its foreign exchange forward contracts, in the amount of $1.2 million. These amounts have been recorded in the general and administrative expense.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2007:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575
Exercise of stock options	373,880	345,218	(158,875)	—	186,343
Repurchase of shares	(2,616,600)	(523,320)	(1,923,635)	—	(2,446,955)
Stock-based compensation (note 10)	—	—	174,200	—	174,200
Net income for the period	—	—	—	3,920,850	3,920,850
Balances, June 30, 2007	73,735,782	15,217,279	48,451,596	(43,291,862)	20,377,013

Exercise of stock options	36,720	32,956	—	—	32,956
Stock-based compensation (note 10)	—	—	63,256	—	63,256
Net income for the period	—	—	—	(310,592)	(310,592)
Balances, September 30, 2007	73,772,502	$15,250,235	$48,514,852	$(43,602,454)	$20,162,633

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2006:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	122,011	55,409	—	—	55,409
Acquisition of Boardtown Corporation	3,569	3,281	—	—	3,281
Acquisition of Mailbank.com Inc.	3,596,337	2,803,070			2,803,070
Stock-based compensation	—	—	148,500	—	148,500
Net loss for the period	—	—	—	69,389	69,389
Balances, June 30, 2006	75,667,220	15,265,182	50,210,366	(49,303,757)	16,171,791
Exercise of stock options	65,000	43,550	—	—	43,550
Acquisition of Mailbank.com Inc.	—	(21,000)	—	—	(21,000)
Stock-based compensation	—	—	61,500	—	61,500
Net loss for the period	—	—	—	1,934,621	1,934,621
Balances, September 30, 2006	75,732,220	$15,287,732	$50,271,866	$(47,369,136)	$18,190,462

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

No cash is used by the Company to settle equity instruments granted under share-based compensation arrangements.

Summary of Outstanding Stock Options:

(a)                                   1996 Stock Options Plan

As of September 30, 2007, options to purchase an aggregate of 5,201,023 shares of common stock are outstanding under the Company’s 1996 Stock Option Plan. No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to the date of grant.

A summary of unaudited option activity under the Company’s 1996 Stock Option Plan for the three months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	5,273,729	$0.49
Granted	—	—
Exercised	(36,720)	0.49
Forfeited	(35,986)	0.78
Expired	—	—
Outstanding at September 30, 2007	5,201,023	$0.49	5.54	$2,527
Exercisable at September 30, 2007	4,972,642	$0.48	5.47	$2,460

A summary of unaudited option activity under the Company’s 1996 Stock Option Plan for the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2006	5,910,192	$0.52
Granted	—	—
Exercised	(410,600)	0.50
Forfeited	(298,569)	1.12
Expired	—	—
Outstanding at September 30, 2007	5,201,023	$0.49	5.54	$2,527
Exercisable at September 30, 2007	4,972,642	$0.48	5.47	$2,460

Total unrecognized compensation cost relating to unvested stock options at September 30, 2007, prior to the consideration of expected forfeitures, is approximately $146,000 and is expected to be recognized over a weighted average period of 1.9 years.

There were no options granted during the nine months ended September 30, 2007.

For the nine months ended September 30, 2006, the weighted-average fair value of options granted, as of the grant date, during the period was $0.83, using the following assumptions: expected volatility of 121%; risk-free interest rate of 4.5%, expected dividend yield of 0%; and expected life of six years. 233,000 options were granted during the three and nine months ended September 30, 2006.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)                                  2006 Equity Compensation Plan

As of September 30, 2007, options to purchase an aggregate of 1,282,500 shares of common stock are outstanding under the Company’s 2006 Equity Compensation Plan. Stock options that have been issued under the 2006 Equity Compensation Plan vest over four years and expire seven years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day of grant.

A summary of unaudited option activity under the Company’s 2006 Equity Compensation Plan for the three months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	1,398,500	$0.85
Granted	—	—
Exercised	—	—
Forfeited	(116,000)	0.85
Expired	—	—
Outstanding at September 30, 2007	1,282,500	$0.86	6.28	$136
Exercisable at September 30, 2007	120,000	$0.90	4.42	$10

A summary of unaudited option activity under the Company’s 2006 Equity Compensation Plan for the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2006	60,000	$0.83
Granted	1,472,500	0.86
Exercised	—	—
Forfeited	(250,000)	0.85
Expired	—	—
Outstanding at September 30, 2007	1,282,500	$0.86	6.28	$136
Exercisable at September 30, 2007	120,000	$0.90	4.42	$10

Total unrecognized compensation cost relating to unvested stock options at September 30, 2007, prior to the consideration of expected forfeitures, is approximately $577,000 and is expected to be recognized over a weighted average period of 4.2 years

No options were granted during the three months ended September 30, 2007.

For the nine months ended September 30, 2007, the weighted-average fair value of options granted, as of the grant date, during the period was $0.57, using the following assumptions: expected volatility of 83%; risk-free interest rate of 4.5%, expected dividend yield of 0%; and expected life of 4.75 years. A total of 1,472,500 options were granted during the nine months ended September 30, 2007.

No options were granted during the nine months ended September 30, 2006.

(c)                                   Share-based compensation expense.

Share-based compensation expense included in the Statement of Operations for the three months ended September 30, 2007 was $78,300 while share-based compensation expense included in the Statement of Operations for the three months ended September 30, 2006 was $61,500.

Share-based compensation expense included in the Statement of Operations for the nine months ended September 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was $252,500 share-based compensation expense included in the Statement of Operations for the nine months ended September 30, 2006 was $210,000

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

Domain registration and other Internet services

We generate revenues from the provision of Internet services on both a wholesale and retail basis. To date, the majority of net revenues has been derived from the sale of services provided as an accredited domain registrar. As of September 30, 2007, we offered registration services for the generic top-level domains, or gTLDs, ..com, .net, .org, .info, .name .biz and .mobi and for the country code top-level domains, or ccTLDs .at, .be, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, ..fr, .it, .nl, .tv, .uk, .us and .vc.

We receive revenues for each domain registration or other Internet service processed through our retail site or through our system by Service Providers.

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

Other Internet services currently consist of the sale of expiring domain names, digital certificates, billing, provisioning and customer care software solutions, hosted email and anti-spam services, blogware and website building tools which are used by our Service Providers to create bundles of Internet services for their end-users. In addition, we also offer premium domain name sales, which allow our customers to present existing domain names owned by third parties as names available for purchase. We earn a referral fee for each name sold, which we share with the customer that facilitated the transaction.

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

On a retail basis, we offer Internet services directly to end-users through our Domain Direct division. These services include domain registration and other Internet services such as email, personalized email through our portfolio of surname-based domain names, blogware, hosting and website creation. Depending on the service offered, Domain Direct receives standard fees for its services that are published on its website. In addition, Domain Direct offers referral commissions based on a percentage of net registration revenues to participants in its affiliate program and, through the recent acquisition of IYD has contractual relationships with over 2,500 third-party resellers to sell our domain name registration and other services under their own brands. We pay our resellers an amount based on the difference between the pricing of their sale of the given service and the wholesale rate upon which we agree.

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

We also offer pay-per-click advertising on the pages of certain domains within our domain name portfolio. When a user types one of these domain names into the command line of the browser (direct navigation), they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click results. These amounts are recognized on a monthly basis once the advertising has been served.

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

Other than the adoption of EITF 06-03 and FIN 48 during the three months ended March 31, 2007, there have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2007 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

NET REVENUES

The following table presents our revenues, by revenue source, for the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	$12,300,559	$11,271,809	$36,475,249	$32,498,060
Other Internet services, including Domain Direct	4,421,820	4,304,777	13,050,510	12,125,805
Sale of domain names	21,340	—	3,171,820	—
Total domain name and other Internet services	16,743,719	15,576,586	52,697,579	44,623,865
Advertising and other revenue	1,068,195	1,287,734	3,700,433	3,206,431
	$17,811,914	$16,864,320	$56,398,012	$47,830,296
Increase over prior period	$947,594		$8,567,716
Increase - percentage	6%		18%

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	69.1%	66.9%	64.7%	67.9%
Other Internet services, including Domain Direct	24.8%	25.5%	23.1%	25.4%
Sale of domain names	0.1%	0.0%	5.6%	0.0%
Total domain name and other Internet services	94.0%	92.4%	93.4%	93.3%
Advertising and other revenue	6.0%	7.6%	6.6%	6.7%
	100.0%	100.0%	100.0%	100.0%

Total net revenues for the three months ended September 30, 2007 increased to $17.8 million from $16.9 million for the three months ended September 30, 2006.

Total net revenues for the nine months ended September 30, 2007 increased to $56.4 million from $47.8 million for the nine months ended September 30, 2006.

No customer accounted for more than 10% of revenue during the three or the nine months ended September 30, 2007.

At September 30, 2007, one customer accounted for 12% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain name and other Internet services

Net revenues from domain name and other Internet services for the three months ended September 30, 2007 increased by $1.1 million, or 7.5%, to $16.7 million from $15.6 million for the three months ended September 30, 2006. This increase was primarily as a result of increased volumes from new and existing customers and the additional revenue of $0.1 million we earned during the three months ended September 30, 2007 from the acquisition of Innerwise Inc. (“IYD”) in July 2007.

Net revenues from domain name and other Internet services for the nine months ended September 30, 2007 increased by $8.1 million, or 18.1%, to $52.7 million from $44.6 million for the nine months ended September 30, 2006. This increase resulted primarily from a $3.0 million sale of approximately 2,500 domain names from our portfolio of domain names during the fiscal quarter ended June 30, 2007, as well as increased volumes from new and existing customers, the incremental revenue we earned during the nine months ended September 30, 2007 from our acquisition of IYD in July 2007 and the incremental revenue from the acquisition of the name-based domain assets from Mailbank.com, Inc. in June 2006.

During the three months ended September 30, 2007, the number of domain names that we processed increased by 206,000 to 1.4 million new, renewed and transferred-in domain name registrations, compared to the three months ended September 30, 2006. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and to a lesser extent by the incremental registrations we generated as a result of our acquisition of IYD in July 2007. The market for domain name and other internet services remains intensely competitive and rapidly evolving. Effective August 2007, as part of our ongoing initiatives to improve our competitive position and to provide wholesale domain resellers a transparent cost breakdown, we invested in a new cost-plus domain pricing structure and a reduction in our domain name pricing. These steps have contributed to our average selling price declining and are likely to adversely impact our revenue and profitability in the short term. They also may or may not result in increased volumes, which would adversely impact our revenues and profitability in the longer term.

During the nine months ended September 30, 2007, the number of domain names that we processed increased by 498,000 to 4.2 million new, renewed and transferred-in domain name registrations, compared to the nine months ended September 30, 2006, largely for the same reasons discussed in the preceding paragraph..

The renewal rate for domain name registrations, excluding Innerwise Inc., remained relatively constant at 72% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At September 30, 2007, the total number of domain names under our management increased by 1.5 million to 7.1 million,  compared to the total number of domain names under our management as at September 30, 2006 partly as a result of the approximately 700,000 names we acquired in our acquisition of IYD in July 2007 . As of September 30, 2007, we provided provisioning services on a monthly basis to nine registrars who use our technical systems to process domain registrations with their own accreditation. The decrease in the number of registrars processing names resulted from the insolvency of one of our registrars who had 800,000 names under management with us that have now transferred to another registrar. As of September 30, 2007, we managed an incremental 1.1 million domain names for these nine registrars, compared to 1.8 million for ten registrars at September 30, 2006, on their behalf. Deferred revenue from domain name registrations and other Internet services at September 30, 2007 increased to $49.8 million from $44.7 million at September 30, 2006.

Advertising and other revenue

Advertising and other revenue for the three months ended September 30, 2007 decreased by $220,000, or 17.0%, to $1.1 million from $1.3 million for the three months ended September 30, 2006. This decrease was primarily the result of a decline in our Google Adsense revenue and reflects the further contraction in the yields from our syndicated Google feeds, which impacts both our software library and direct navigation revenue.

Advertising and other revenue for the nine months ended September 30, 2007 increased by $494,000, or 15.4%, to

$3.7 million from $3.2 million for the nine months ended September 30, 2006. This increase was primarily as a result of our delivery of third party advertisements on parked pages amounting to $1.5 million for the nine months ended September 30, 2007 compared to $695,000 for the nine months ended September 30, 2006. This increase was partially offset by a decline in our Google Adsense revenue of $235,000, and a decline in our online advertising revenue of $80,000. The decrease in our Google Adsense revenue primarily reflects the further contraction in the yields from our syndicated Google feeds, which impacts both our software library and direct navigation revenue.

During the three months ended September 30, 2007, revenue from advertising and other revenue comprised 6.0% of total revenue, compared to 7.6% for the three months ended September 30, 2006. This decrease resulted primarily from the impact of the lower Google Adsense revenue described above.

During the nine months ended September 30, 2007, revenue from advertising and other revenue remained fairly constant at 6.6% of total revenue, compared to 6.7% for the nine months ended September 30, 2006.

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

Cost of revenues for advertising and other revenues, includes the renewal cost of domain names in our portfolio of generic domain names, which are amortized ratably over the term of provision of the renewal, as well as any impairment charges that may arise from our assessment of the domain name intangible assets. As the total names in our portfolio continue to grow this will become a more significant component of our cost of revenues. Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source, for the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	$9,158,156	$8,069,626	$27,086,194	$23,253,335
Other Internet services, including Domain Direct	1,028,206	1,128,795	3,080,895	3,072,513
Sale of domain names	—	—	11,623	—
Total domain name and other Internet services	10,186,362	9,198,421	30,178,712	26,325,848
Advertising and other revenue	144,654	—	308,639	—
Network, other costs	1,940,031	1,266,408	5,215,293	4,133,097
Network, depreciation and amortization costs	1,079,014	762,174	3,001,182	2,033,427
	$13,350,061	$11,227,003	$38,703,826	$32,492,372
Increase over prior period	$2,123,058		$6,211,454
Increase - percentage	19%		19%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Domain name and other Internet services:
Domain names, excluding Domain Direct	68.6%	71.8%	69.9%	71.5%
Other Internet services, including Domain Direct	7.7%	10.1%	8.0%	9.5%
Sale of domain names	0.0%	0.0%	0.0%	0.0%
Total domain name and other Internet services	76.3%	81.9%	77.9%	81.0%
Advertising and other revenue	1.1%	0.0%	0.8%	0.0%
Network, other costs	14.5%	11.3%	13.5%	12.7%
Network, depreciation and amortization costs	8.1%	6.8%	7.8%	6.3%
	100.0%	100.0%	100.0%	100.0%

Cost of revenues for the three months ended September 30, 2007 increased to $13.4 million from $11.2 million for the three months ended September 30, 2006, primarily as a result of higher costs attributable to higher volumes of domain registrations and other Internet services of $1.1 million and included $144,000 relating to the renewal cost of domain names in our portfolio of generic domain names, which are amortized ratably over the term of provision of the renewal. Network costs increased by $1.0 million to $3.0 million from $2.0 million primarily a result of the additional labor, bandwidth and co-location and other costs required to manage the data centers of $674,000, depreciation of additional information technology assets acquired or purchased of $300,000 and additional amortization of $16,000 resulting from acquisitions. Cost of revenues for the nine months ended September 30, 2007 increased to $38.7 million from $32.5 million for the nine months ended September 30, 2006, primarily as a result of higher costs attributable to higher volumes of domain registrations and other Internet services of $3.9 million and included $300,000 relating to the renewal cost of domain names in our portfolio of generic domain names, which are amortized ratably over the term of provision of the renewal. Network costs increased by $2.0 million to $8.2 million from $6.2 million primarily a result of the additional labor, bandwidth and co-location and other costs required to manage multiple systems at our data centers of $1.1 million, depreciation of additional information technology assets acquired or purchased of $901,000 and additional amortization of $67,000 resulting from acquisitions.

These increases were offset in part by a reversal in March 2007 of a contingency of $220,000 that was recorded for a planned network operation initiative that the Company was not ultimately obligated to settle, as those initiatives were terminated and the liability to settle the contingency was eliminated. In addition, transitional costs incurred during the nine months ended September 30, 2006 in the amount of $513,000 as a result of the acquisition of the Hosted Messaging assets of Critical Path Inc. were not incurred during the nine months ended September 30, 2007.

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

Prepaid domain registration and other Internet services fees at September 30, 2007 increased by $4.1 million, to approximately $35.2 million from $31.1 million at September 30, 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales and marketing	$1,712,676	$1,706,951	$4,537,198	$4,738,397
Increase (decrease) over prior period	$5,725		$(201,199)
Increase (decrease) - percentage	0%		(4)%
Percentage of net revenues	10%	10%	8%	10%

Sales and marketing expenses during the three months ended September 30, 2007 remained at $1.7 million compared to the three months ended September 30, 2006.

Sales and marketing expenses during the nine months ended September 30, 2007 decreased to $4.5 million compared to $4.7 million during the nine months ended September 30, 2006.

This increase during the three months ended September 30, 2007 was primarily the result of additional people costs, being additional outside contractors offset in part by reduced commissions earned, which were offset by lower travel costs.

 This decrease during the nine months ended September 30, 2007 was primarily the result of the reversal of a contingency of $231,000 that was recorded for certain marketing initiatives that the Company was not ultimately obligated to settle, as those initiatives were terminated and the liability to settle the contingency was eliminated. In addition, transitional costs incurred during the nine months ended September 30, 2006 in the amount of $37,000, as a result of the acquisition of the Hosted Messaging assets of Critical Path Inc., were not incurred during the nine months ended September 30, 2007. Travel and other selling expenses also decreased by approximately $133,000 when compared to the same period last year. These decreases were partly offset by additional people and other costs of $200,000, predominantly in customer service and marketing as we continue to invest in customer service improvements.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Technical operations and development	$1,723,857	$1,924,435	$5,288,829	$6,335,874
Decrease over prior period	$(200,578)		$(1,047,045)
Decrease - percentage	(10)%		(17)%
Percentage of net revenues	10%	11%	9%	13%

Technical operations and development expenses for the three months ended September 30, 2007 decreased by $201,000 to $1.7 million compared to $1.9 million during the three months ended September 30, 2006.

Technical operations and development expenses for the nine months ended September 30, 2007 decreased by $1.0 million to $5.3 million compared to $6.3 million during the three months ended September 30, 2006.

This decrease during the three months ended September 30, 2007 primarily resulted from people-related costs, including contract and outside service costs, decreasing by $288,000, principally as a result of the steps we took to streamline our operations in Flint, Michigan. Other costs, including travel and conferences, decreased by $29,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. There were no capitalized personnel costs for employees directly related to the application development stage of development projects during the three months ended September 30, 2007 compared to $58,000 for the three months ended September 30, 2006.

This decrease during the nine months ended September 30, 2007 was primarily the result of the fact that we did not incur transitional costs relating to the acquisition of the Hosted Messaging assets of Critical Path during the nine months ended September 30, 2007 compared to $679,000 during the nine months ended September 30, 2006. In addition, as a result of steps we took to streamline our operations in Flint, Michigan, people-related costs, including contract and outside service costs, decreased by approximately $466,000. Other costs, predominantly travel, decreased by $27,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $104,000 to $32,000, while other costs including dues and subscriptions increased by $21,000 during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

We expect technical operations and development expenses to increase slightly, in absolute dollars, going forward as our business continues to grow and as we further develop our applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
General and administrative	$1,257,206	$1,698,012	$3,566,847	$4,265,529
Decrease over prior period	$(440,806)		$(698,682)
Decrease - percentage	(26)%		(16)%
Percentage of net revenues	7%	10%	6%	9%

General and administrative expenses for the three months ended September 30, 2007 decreased by $441,000 to $1.3 million compared to $1.7 million during the three months ended September 30, 2006.

General and administrative expenses for the nine months ended September 30, 2007 decreased by $699,000 to $3.6 million compared to $4.3 million during the nine months ended September 30, 2006.

The decrease during the three months ended September 30, 2007 primarily resulted from our recording a foreign exchange gain of $370,000 for the three months ended September 30, 2007 compared to a loss of $28,000 for the three months ended September 30, 2006. In addition, people related costs, including contract and outside services, decreased by approximately $121,000 for the three months ended September 30, 2007, while professional fees, predominantly legal fees and other costs such as conferences, insurance and office supplies, decreased by approximately $77,000, compared to the three months ended September 30, 2006.

These decreases were partially offset by incremental costs of $155,000 being incurred in expenses such as credit card processing fees, investor relation costs, telephone, travel and other miscellaneous expenses, during the three months ended September 30, 2007, when compared to the three months ended September 30, 2006.

During the nine months ended September 30, 2007, general and administrative expenses decreased by $699,000, primarily as a result of our recording a foreign exchange gain of $1.4 million for the nine months ended September 30, 2007 compared to $664,000 for the nine months ended September 30, 2006. In addition, we did not incur any transitional costs during the nine months ended September 30, 2007 relating to the acquisition of the Hosted Messaging assets of Critical Path compared to $51,000 during the nine months ended September 30, 2006. People-related costs, including contract and outside service costs, also decreased by approximately $108,000 compared to the nine months ended September 30, 2006 primarily as a result of our incurring lower consulting fees in reviewing our long term compensation alternatives and training costs during the nine months ended September 30, 2007. Other costs such as professional fees, bad debts, business taxes, supplies and other general and administrative related expenses also decreased by approximately $102,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

These decreases were partially offset by an amount of $127,000 relating to an increase in credit card processing fees and bank charges, as well as an increase in the amount of $153,000 relating to increases in investor and public relations, telephone, facility and other miscellaneous expenses, when compared to the nine months ended September 30, 2006.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Depreciation of property and equipment	$68,316	$43,025	$198,107	$125,116
Increase over prior period	$25,291		$72,991
Increase - percentage	59%		58%

The increase in depreciation for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to the acquisition of additional computer equipment purchased to update our older equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amortization of intangible assets	$322,781	$230,291	$778,823	$436,175
Increase over prior period	$92,490		$342,648
Increase - percentage	40%		79%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, from the acquisition of the Hosted Messaging assets of Critical Path in January 2006, the acquisition of Mailbank.com Inc. in September 2006 and the acquisition on Innerwise Inc. in July 2007.

In connection with the acquisition of Boardtown, the technology, brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown are amortized on a straight-line basis over three years.

Technology acquired in connection with the acquisition of the Hosted Messaging assets of Critical Path is amortized on a straight-line basis over two years, while the customer relationships are amortized on a straight-line basis over five years.

In connection with the acquisition of Mailbank.com Inc., customer and customer relationships purchased are amortized on a straight-line basis over five years, while in-house software purchased is amortized on a straight-line basis over two years.

In connection with the acquisition of IYD, the brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the technology is amortized on a straight-line basis over three years.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Other income (expenses), net	$327,207	$1,803,123	$324,692	$2,482,282

Other income includes interest income of $71,000 for the three months ended September 30, 2007, compared to $61,000 for the three months ended September 30, 2006. Interest income has decreased as we have lower investment balances available, primarily as a result of the acquisitions we have made. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 and the bank loan used to fund the acquisition of IYD in July 2007, we also incurred an interest expense of $274,000 during the three months ended September 30, 2007, compared to

$131,000 during the three months ended September 30, 2006.

During the nine months ended September 30, 2007, interest income decreased to $190,000, compared to $285,000 for the nine months ended September 30, 2006 primarily as a result of our having lower investment balances as a result of the acquisitions we have made. We also incurred interest on the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 and the bank loan used to fund the acquisition of IYD in July 2007, of $484,000 during the nine months ended September 30, 2007, compared to $150,000 during the nine months ended September 30, 2006.

In addition, Afilias Inc., a company in which we hold an investment, has declared two dividends payable to its shareholders of record, one as of March 31, 2007for $88,000 and one as of September 30, 2007 for $531,000. The March 31, 2007 dividend was paid in April 2007. The September 30, 2007 dividend was partially paid in November 2007 in the amount of $437,000 with the balance payable before the end of November 2007.

In 2002, we assigned to an unrelated third party (our Partner), various patents which were acquired by us in the merger with Infonautics, Inc. in 2001. In connection with the assignment of these patents, we retained the right to a revenue share relating to any cash flow received by our Partner relating to the commercialization of these patents. On August 15, 2006, we were informed by our Partner that it had assigned certain of these patents to another unrelated third party. As a result of this assignment, during the three months ended September 30, 2006, we recognized $1.9 million in other revenue. This amount was fully paid to us on October 20, 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Provision for income taxes	$14,816	$(96,895)	$38,816	$(84,895)

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

As a result of the adoption of FIN 48 on January 1, 2007, we had approximately $180,000 of total gross unrecognized benefits. At September 30, 2007 Tucows’ unrecognized tax benefits have increased to $230,000, which if recognized would favorably affect the income tax rate in future periods. The increase since adoption is primarily due to the non recognition of current year refundable research and development tax credits and foreign exchange.

We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did not have any interest and penalties accrued as of January 1, 2007 and September 30, 2007 as the unrecognized tax benefit relates entirely to refundable tax credits. We believes it is reasonably possible that $200,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company’s 2006 research and development claim for the credits within that period.

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. No provision for income taxes other than for alternative minimum tax has been recorded for the three months ended September 30, 2007 because we had net operating losses to offset against our operating income in our major operating jurisdictions. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our principal source of liquidity was cash and cash equivalents, of $5.9 million compared to $6.3 million at December 31, 2006.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $5.8 million, compared to $4.9 million for the nine months ended September 30, 2006. Operating activities, after adjustment for non-cash and other items including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation of $4.2 million, for the nine months ended September 30, 2007 generated $7.8 million. Other non-cash operating working capital decreased by $2.0 million, which decrease primarily reflects our improved management of operating working capital.

Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2007. We used the primary source of these funds, the net amount of the non-revolving, reducing credit facility of $9.6 million with BMO to finance the purchase of IYD in July 2007. The BMO facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios effective beginning with the third quarter of 2007. Certain covenants under the facility also limit the amount of our capital expenditures. The facility is collateralized by a first priority perfected lien on, and pledge of, the majority of the combined company’s present and future property and assets (subject to certain exclusions). In addition, we received proceeds of $204,000 on the exercise of stock options by employees of the Company and repurchased 2.6 million of our shares at a cost of $2.4 million during the nine months ended September 30, 2007 under the terms of the normal course issuer bid we announced in January 2007.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2007. This was primarily as a result of our purchase of IYD in July 2007 for $10.8 million, net of cash acquired. The former shareholders of IYD also have the opportunity to realize a further $1,050,000, which was placed in an escrow account at the closing and which may be distributed in whole or in part to the former shareholders of IYD pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as any indemnification claims made by Tucows DE, for which the escrow account also serves as a source or recovery.. To fund this potential incremental acquisition price, we transferred an additional $1.1 million into an escrow account. This was partially offset by $568,000 (including $13,000 of interest earned) that was returned to Tucows on the closure of the escrow accounts originally established in connection with the acquisitions of Boardtown and the Hosted Messaging assets of Critical Path and $127,000 (including $37,000 of interest earned) that was held in escrow and returned to Critical Path as a result of their satisfaction of certain post-closing conditions relating to customer retention.

We invested an additional $3.1 million in property and equipment related to our hosted email environment during the nine months ended September 30, 2007 in order to combat the significant increase we have experienced in inbound spam.

In addition, as certain of our forward contracts mature, margin security against these contracts is released from restricted cash. During the nine months ended September 30, 2007, $764,000 was released from restricted cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our services are developed in and are sold primarily from North America. Our sales are primarily made in United States dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our excess funds are held in money market accounts. Based on the nature of our investments, we have concluded that there is no material interest rate risk exposure at September 30, 2007.

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

The impact of the foreign exchange forward contracts for the three months ended September 30, 2007 was a net gain of approximately $62,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

The impact of the foreign exchange forward contracts for the nine months ended September 30, 2007 was a net gain of approximately $1.2 million, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of September 30, 2007, we had outstanding foreign currency forward contracts with a notional value of $5.1 million, whereby $850,000 is converted into Canadian dollars on a semi-monthly basis from July 2007 to December 2007 at foreign exchange rates varying from U.S.$1:Cdn$1.1250 to U.S.$1:Cdn$1.1279.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2007. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2007. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2007 of $508,000. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. There is no assurance that any strategy will be successful in avoiding losses due to exchange fluctuations, or that the failure to manage currency risks effectively would not have a material effect on our results of operations.

Item 4.Controls and Procedures

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

Item 1A.             Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K and in this Item 1A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

On July 25, 2007, we completed our acquisition of IYD and in June 2006 and January 2006 we completed our acquisitions of Mailbank.com Inc. and of all of the Hosted Messaging assets from Critical Path, respectively. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, dealing with unfamiliar laws, customs and practices in foreign jurisdictions, the effectiveness of the acquired company’s internal controls and procedures and expenses related to the acquisition and the potential unknown liabilities associated with the acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. If we are not successful in completing acquisitions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a productive result. As well, in paying for an acquisition, we may deplete our cash resources, dilute our shareholder base by issuing additional shares, or incur debt as was the case with both the IYD and Mailbank.com Inc. acquisitions.

Furthermore, there is the risk that our valuation assumptions and our models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause us to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. Likewise, we make strategic decisions relating to all aspects of our operations including with respect to the direction of product development, acquisitions and other strategic investments, transactions and initiatives. These decisions often involve the review and consideration of competing alternatives and advice from various advisors, culminating in the exercise of judgment. There is the risk that our decision to proceed, or not to proceed, in a particular direction or with a particular strategic investment, transaction or initiative may not ultimately be the optimal decision for the company. Such decisions may hamper our competitiveness in the marketplace and have an adverse impact on our operational and financial performance.

If we are unable to sell our services at acceptable prices relative to our costs, our business and financial results are likely to suffer.

The intensely competitive markets in which we compete has resulted in the prices we have been charging for some of our services to decline in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. In response, in August 2007 we announced a reduction in the list price we charge for wholesale domain name registrations and a new pricing structure. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2004, 2005 and 2006. If we are unable to sell our services at acceptable prices relative to our costs, or if the steps we have taken in reducing prices and adopting a new pricing structure does not result in increased volumes, or if we are unsuccessful with our strategy of selling additional services to our existing customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Disruptions of our reseller and affiliate sales channels could affect our future operating results.

Our relationships with our wholesale reseller and affiliate channel partners are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our relationships with channel partners were to deteriorate or if they terminated their relationships with us, if any of our competitors enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel partners. If we are not successful, we may lose sales opportunities, customers and market share.

Any failure to meet our debt obligations would damage our business.

We have long-term debt. As of September 30, 2007, our total long-term debt was approximately $7.3 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, or if we are unable to maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios effective beginning with the third quarter of 2007, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

New accounting pronouncements or guidance may require us to change the way in which we account for our operational or business activities.

The Financial Accounting Standards Board (“ FASB ”), the SEC, the Public Company Accounting Oversight Board (“ PCAOB ”) and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The pronouncements and interpretations of pronouncements by FASB, the SEC, the PCAOB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner. For example, beginning with the first quarter of the fiscal year ended December 31, 2006, we began expensing the fair value of stock options. As a result, we now report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact on Tucows’ current financial statements of applying a fair value method of accounting for stock options is disclosed in Note 10 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Revenue from the sale of domain names and performance- based online advertising are relatively new services and have an unproven business model, which may make it difficult for you to evaluate our business and prospects.

We have begun to derive substantial revenue from the sale of domain names and performance-based online advertising, both of which services are undergoing rapid and dramatic change. Our business model for these services is new and evolving and it may not be successful. Our prospects for these and other new services are difficult to evaluate and must be considered in light of the risks and uncertainties often encountered in emerging markets. Some of these risks and uncertainties, among other things, relate to our ability to continue to grow our revenue and meet anticipated growth targets, maintain and develop relationships with online advertising providers or third party suppliers of domain names, continue to be able to successfully acquire domain names that can be resold profitably and our having the ability to respond effectively to competition and industry consolidation.

If we are unable to do any of these successfully, our business, results of operations and prospects could suffer.

Item 6.    Exhibits

(a)  Exhibits.

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

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

Date: November 14, 2007	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.