Form 10-K
period 2007-12-31
TUCOWS INC /PA/
filed 2008-03-28
CIK 909494

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         As of June 30, 2007 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $67.2 million. Such aggregate market value was computed by reference to the closing sale price per share of $1.19 as reported on the American Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant's common stock.

         The number of shares outstanding of the registrant's common stock as of March 24, 2008 was 73,888,542.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

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

  Pending or new litigation; and

        Factors set forth herein under the caption "Item 1A Risk Factors".

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

PART I

ITEM 1.    BUSINESS

Overview

        Tucows, together with our consolidated subsidiaries provide domain names, email and other services through our extensive reseller network and directly to consumers and small businesses through our retail and content groups.

        Our worldwide reseller network has grown to include more than 9,000 web-hosting companies, Internet Service Providers, or ISPs, and other resellers in more than 100 countries. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes.

        We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces to our services, so that resellers can quickly and easily integrate our services into their individual business processes, and offering brand-able end-user interfaces that emphasize simplicity and visual appeal. In the event resellers experience issues or problems with our services, we also provide "second tier" support to our resellers by email and phone. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to eliminate issues before they pose a problem for our resellers.

        We believe that the underlying platforms for our services are the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine and evolve these services to make them better for both resellers and end-users.

        Our Company is organized into four service and product related groups, which are discussed below in more detail.

        Our Reseller Services group manages over eight million domain names, millions of mailboxes and tens of thousands of Secure Socket Layer, or SSL, certificates through a network of over 9,000 web hosts, ISPs, and other resellers around the world.

        Our Retail Services group offers these services to consumers and small businesses through our three consumer brands: Domain Direct (domaindirect.com), NetIdentity (netidentity.com), and IYD (ItsYourDomain.com).

        As of February 20, 2008, our Domain Portfolio group oversees over 150,000 domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the Domain Portfolio are over 30,000 domains that are the basis of our Personal Names Service that allows over two-thirds of Americans to purchase a domain or email address based on their name.

        Additionally, our Content group generates advertising revenue through tucows.com, one of the oldest and most popular software download sites on the Internet.

        We periodically acquire companies or technology when we determine that the related products or technology are strategic or complementary to our current or future product or service offerings, as the opportunities arise. For example:

        On July 25, 2007, we acquired Innerwise Inc., a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates.

        On June 19, 2006, we acquired Mailbank.com, Inc. (doing business as NetIdentity). We use these assets to offer personalized Internet services directly to end-users through Domain Direct and its channel of resellers, as well as to generate income from the parked page of each domain address.

        To expand our presence in the email market, on January 3, 2006, we acquired all of the hosted messaging assets of Critical Path, Inc.

        On April 27, 2004, we acquired Boardtown Corporation, a total billing and customer management solution created specifically for ISPs and web hosting companies.

Services

        Our four main service and product related groups service our customers as set forth below.

Reseller Services

        Our Reseller Services group provides six primary service offerings: Domain Services, Email Services, Personal Names Service, SSL Service, Platypus ISP Billing Solutions and Blogware and web site Builder Publishing Service.

  Domain Service

        Our Domain Service allows resellers to register domains on behalf of their end-users using Tucows' accreditations with eight gTLD (generic top-level domain) registries and seventeen ccTLD (country-code top-level domain) registries.

        Our pricing for gTLD domains is based on a transparent "cost-plus" pricing model and is offered on a per domain, per year, basis. When a domain is purchased or renewed, resellers are charged registry and ICANN fees (at cost) plus a Tucows Management Fee. ccTLDs pricing is based on a set bundled price that allows us to provide for currency fluctuations and additional administrative overhead for some registries. We impose no restrictions on the prices resellers charge their end-users.

        Our Management Fee and our ccTLD pricing, provides resellers with access to many relevant provisioning and management tools such as a domain name suggestions, a share of net parked domain advertising revenues, access to Premium Names (a domain resale marketplace for names held by large domain portfolio owners), domain registrant privacy and other domain management tools.

        Our Domain Service is available via our web-based control panels or API (Application Programming Interface). Additionally, ICANN-accredited registrars can also use our Domain Service to process domain registrations with their accreditation. This fee-based option allows registrars to use a proven system without incurring the costs of building their own technical infrastructure.

  Email Service

        Our Email Service offers resellers the ability to outsource the often costly and problematic need to host email accounts for their end-users. It also allows email to become a strategic part of the resellers'

businesses, which can increase customer loyalty and satisfaction while reducing support and infrastructure costs.

        The Email Service is offered on a per account per month basis, and provides resellers with a reliable, scalable "white label" email hosting solution that can be customized to their branding and business model requirements. The Email Service also includes spam and virus filtering on all accounts. End-users can access the Email Service via a full-featured multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP.

  Personal Names Service

        Our Personal Names Service is based on our portfolio of over 30,000 domain names related to popular North American and international surnames. The Personal Names Service is offered on a per account per month basis, similar to our Email Service.

        The Personal Names Service allows resellers to offer individual end-users domain names and email addresses based on their names. We estimate that two-thirds of Americans will find their name within our Personal Names Service, making it a unique service available only through our resellers. For example, Amy Smith could use amy.smith.net as the address of her personal web site and amy@smith.net as her email address.

  SSL Service

        We have a partnership with GeoTrust to provide resellers with wholesale pricing on an array of SSL certificate options that they can in turn sell to end-users, primarily businesses. SSL digital certificates allow web sites to provide secure transactions and restrict access to information, and are sold on a per certificate per year basis.

  Other Services

        Platypus ISP Billing Solution—Platypus is a Windows software solution that ISPs install in-house and that provides ISPs with an industry-specific solution to billing, service provisioning, and customer account management. Platypus includes an integrated help desk system that automatically routes, tracks and maintains customer support email and phone calls to improve service desk performance.

        Revenue is generated through licensing fees, support contracts, professional services, and fees related to an outsourced statement printing service offered within Platypus that allows ISPs to outsource the sending of physical invoices to Tucows.

        Blogware and Web Site Builder Publishing Services—Blogware is a hosted blogging solution that allows resellers to offer their end-users professional-looking blogs that are easy to create and update. Similarly, Web Site Builder allows resellers to provide their end-users with template-based web sites.

        Both of our Platypus and Blogware services are sold on a per account per month basis.

Retail Services

        We offer consumers and small businesses domain registration, email and other Internet services through our three retail brands: Domain Direct (domaindirect.com), NetIdentity (netidentity.com) and IYD (itsyourdomain.com). Our Net Identity brand also offers Personal Names Services to consumers.

Domain Portfolio

        We have over 150,000 domain names in our private domain name portfolio. We purchase and renew names based on their ability to generate advertising revenue and their appeal for resale to consumers, businesses and other large portfolio owners.

        The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to increase the overall value and revenue generation potential of our portfolio.

        Our domain name portfolio is made up of four classes of domain names: Gems, Premium Names, Direct Navigation Names and Surnames.

        Gems are considered to have the highest potential resale value in the portfolio. Many of the names in this class either generate significant advertising revenue or are highly brandable—or both. Typically, these names are sold to strategic investors or businesses through auction or direct negotiation with potential acquiring parties.

        Premium Names are domains that would be appropriate for websites and could potentially act as brands for the businesses operating at those domains. These domains generate small amounts of advertising revenue for Tucows but are primarily held for resale through the emerging aftermarket for domain names.

        Direct Navigation Names generally have nominal "brand value", but do generate advertising revenue from pay-per-click advertising that we place on these sites. Such domains typically generate traffic from Internet users typing the domain name directly into their web browser in an attempt to find information on that particular topic. Advertisements placed on the web site then direct such users to advertisers' web sites.

        Surnames are domain names related to last names found in the United States and Internationally. We do not typically sell these names as they are the basis of the Personal Names Service we offer to resellers through the NetIdentity retail brand.

Content

        Since 1993, "tucows.com" has been one of the most popular directories of over 40,000 shareware, freeware and demo software packages available for download on the Internet. We redesigned the website in 2007 in order to place solutions to common technical problems in conspicuous locations on the homepage and throughout the site. The site is heavily community-centric offering visitors the ability to rate and review software and solutions found on the site. Visitors are also able to submit their own solutions and comment on those submitted by others. Since we launched the website, we have been committed to providing a quality experience for Internet users. Each title in our software directory is checked for spyware and viruses by a member of our editorial team. Advertisers and software developers of all sizes can reach Tucows' global readership through on-site ads or product placement within the directory.

Intellectual Property

        We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized "Tucows" brand and the respect it confers on us as a defender of end-user rights and reseller friendly approaches to doing business. We were among the first group of thirty-four registrars to be accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) in 1999 and we remain active in Internet governance issues.

        Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our brand name and technology. We rely on a combination of trademark, trade secret and copyright laws, as well as contractual restrictions, to protect our intellectual property rights.

        We registered the Tucows trademark in the United States, Canada and the European Union and we register additional service marks and trademarks as appropriate and where such protection is available.

        We seek to limit disclosure of our intellectual property by requiring all employees and consultants with access to our proprietary information to commit to confidentiality, non-disclosure and work-for-hire agreements. All of our employees are required to sign confidentiality and non-use agreements, which provide that any rights they may have in copyrightable works or patentable technologies accrue to us. Before entering into discussions with potential vendors and partners about our business and technologies, we require them to enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement containing the parties' rights and obligations include provisions for the protection of its intellectual property rights.

Customers

        The majority of the customers to whom we provide Reseller Services are generally either web hosts or ISPs. A small number are consultants and designers providing our services to their business clients. Our Retail Services customers are a very broad mix of consumers, small businesses and corporations.

        No single reseller represented more than 10% of our consolidated revenues in any of the last five fiscal years.

        While web hosts and ISPs are capitalizing on the growth in Internet usage and the demand for new services, they also face significant competition from numerous other resellers with competitive or comparable offerings. This has led such web hosts and ISPs to focus on core competencies, as such resellers are increasingly seeking to outsource non-core services. Outsourcing enables these resellers to better focus on customer acquisition and retention efforts by eliminating the need to own, develop and support non-core applications in-house.

Seasonality

        During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (reseller, retail and content) may experience reduced demand.

        For example, our experience shows that new domain registrations and traffic on our download site decline during the summer months and around the year-end holidays. Seasonality may also affect advertising having a slight impact on both the content group and the domain name portfolio's advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results as well as the content site's performance statistics reported and measured by leading Internet audience measurement services such as Media Metrix, Inc.

Competition

        Our competition may be divided into the following groups:

  •
  Retail-oriented domain registrars such as GoDaddy, Network Solutions and Register.com who compete with our Resellers and our own Retail operations for end-users.

  •
  Wholesale-oriented domain registrars, such as eNom, Wild West Domains (a division of GoDaddy) and Melbourne IT, who market services to resellers such as our customers.

  •
  Wholesale Email Service providers such as Google, Yahoo!, Microsoft, Bluetie and Everyone.net.

  •
  ISP billing solution providers such as Rodopi.

  •
  Ad-supported content providers such as CNET's Download.com.

        We expect to continue to experience significant competition from the competitors identified above and, as our business develops, we expect to encounter competition from other providers of Internet services. Service providers, Internet portals, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their services to include services we offer.

        We believe the primary competitive factors in our Reseller Services are:

  •
  Providing superior customer service by anticipating the technical requirements and business objectives of resellers and providing them with technical advice to help them understand how our services can be customized to meet their particular needs.

  •
  Providing cost savings over in-house solutions by relieving resellers of the expense of acquiring and maintaining hardware and software and the associated administrative burden.

  •
  Enabling resellers to better manage their relationships with their end-users.

  •
  Facilitating scalability through an infrastructure designed to support millions of transactions across millions of end-users.

  •
  Providing superior technology and infrastructure, consisting of industry-leading software and hardware that allows resellers to provide these services to their customers without having to make substantial investments in their own software or hardware.

        Although we encounter pricing pressure in many markets in which we compete, we believe the effects of that pressure are mitigated by the fact that we deliver a high degree of value to our resellers through our business and technical practices. We believe our status as a trusted supplier also allows us to mitigate the effects of this type of competition. We believe that the long-term relationships we have made with many resellers results in a sense of certainty that would not be available to those resellers through a competitor.

Employees

        As of December 31, 2007, we had approximately 200 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

        Tucows Inc. was incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located in Toronto, Ontario, Canada and we have offices in the United Kingdom and the United States.

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	45	President and Chief Executive Officer
Michael Cooperman	56	Chief Financial Officer
David Woroch	45	Vice President, Sales and Support
Kenneth Schafer	48	Vice President, Product Management and Marketing
Carla Goertz	50	Vice President, Human Resources

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

        David Woroch has served as our Vice President Sales and Support since July 2001. From March 2000 to July 2001, Mr. Woroch served as our Director of Sales for North America. Before joining us, Mr. Woroch spent 13 years at IBM Canada in a variety of roles including sales, marketing, finance and strategic planning.

        Kenneth Schafer has served as our Vice President, Product Management and Marketing since April 2006. Before joining us, Mr. Schafer worked as an independent consultant from 1999 to 2006.

        Carla Goertz has served as our Vice President, Human Resources since August 2005. Before joining us Ms. Goertz held the position of Director, Human Resources at TechData Canada from April 2004 to July 2005. From November 2001 to July 2003, she held the position of Vice President, Human Resources and Administration for Castek Inc.

Investor Information

        The public may read and copy any materials we file with the Securities and Exchange Commission, or SEC, at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at http://sec.gov.

        Our web site address is http://about.tucows.com. We make available through our web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

        We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of March 5, 2008, ICANN had accredited 925 competitive registrars, including our Company, to register domains in one or more of the gTLD's, though not all of these accredited registrars are operational. There are relatively few barriers to entry in this market and the continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

        As our business model is premised upon selling multiple services through our resellers, we have competed aggressively to attract new clients and retain existing customers. As a result of these actions, our average selling prices have fallen and we may be required, by marketplace factors or otherwise, to reduce, perhaps significantly, the prices we charge for our domain registration and related products and services. The decline in our average selling price has partially offset the impact of increased transaction volume on our revenue and profitability. The likelihood of further declines in our selling price will increase if our competitors who charge these reduced fees are able to maintain customer service comparable to ours. We may face continued pricing pressure in order to remain competitive, which would adversely impact our revenues and profitability. While we anticipate that the number of new, renewed and transferred-in domain registrations will incrementally increase, volatility in the market could result in our customers turning to other registrars, thereby impairing growth in the number of domains under our management and our ability to sell multiple services to such customers. Since our strategy is to expand the services we provide our customers, if we are unable to maintain our domain registrations, our ability to expand our business may be adversely effected.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have an impact upon our profits.

        Each registry typically imposes a fee in association with the registration of each domain. For example, the VeriSign registry presently charges a $6.42 fee for each.com registration. ICANN charges a $0.20 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the.com TLD and is entitled to increase the fee it receives for each.com domain name registration by 7% annually in any four of the six years through 2012, and potentially beyond that date. In terms of a pricing policy these increases will be passed through to our resellers, while other registrars may choose to absorb them. If such cost increases act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

We rely on our network of resellers to renew their domain registrations through us and to distribute our applications and services, and if we are unable to maintain these relationships or establish new relationships, our revenues will decline.

        The growth of our business depends on, among other things, our resellers' renewal of their customers' domain registrations through us. Resellers may choose to renew their domains with other registrars or their registrants may choose not to renew and pay for renewal of their domains. This may reduce our Resellers' number of domain name registration customers which in turn would drive up their customer acquisition costs and harm our operating results. If resellers decide, for any reason, not to renew their registrations through us, it may in turn reduce the market to which our resellers could market our other higher-margin services, thereby further impacting our revenue and profitability and harming our operating results. Since our strategy is to expand the number of services we provide to our customers, any decline in renewals of domain name registrations that are not offset by new domain name registrations would likely have an adverse effect on our business and results of operations.

We believe that companies operating on the Internet are facing a period of consolidation. In addition, some of our resellers may decide to seek ICANN accreditation. Both of these situations could reduce the number of our active resellers, in which case our revenues may suffer.

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

        The country code top-level domain, or ccTLD, registries require registrars to comply with specific regulations. Many of these regulations vary from ccTLD to ccTLD. If we fail to comply with the regulations imposed by ccTLD registries, these registries will likely prohibit us from registering or continuing to register domains in their ccTLD. Any failure on our part to offer domain registrations in a significant number of ccTLDs or in a popular ccTLD would cause us to lose a competitive advantage and could cause resellers to elect to take their business to a registrar that does offer these services.

Our standard agreements may not be enforceable, which could subject us to liability.

        We operate on a global basis and all of our resellers must execute our standard agreements that govern the terms of the services we provide to our customers. These agreements contain provisions intended to limit our potential liability arising from the provision of services to our resellers and their customers, including liability resulting from our failure to register or maintain domains properly, from downtime or poor performance with respect to our Internet services, or for insecure or fraudulent transactions pursuant to which we have issued SSL certificates. As most of our customers purchase our services online, execution of our agreements by resellers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user's continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a domestic, foreign or international court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that has a material adverse effect on our business or we could be required to change our business practices in a way that increases our cost of doing business.

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

        A key part of our long-term strategy is to diversify our revenue base by offering our resellers additional value-added products and services that address their evolving business needs. Although we have recently experienced increased sales for new products and services such as email and web certificates, our efforts to date have not resulted in substantial diversification. We cannot be sure that we will be able to license new applications and services at a commercially viable cost or at all, or that we will be able to cost-effectively develop the applications in-house. If we cannot obtain or develop these applications on a cost-effective basis and cannot expand the range of our service offerings, sales of our services may suffer as resellers turn to alternate providers that are able to more fully supply their business needs.

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

  •
  ease of integration with customers' existing systems; and

  •
  flexibility to enable customers to manage certain aspects of their systems and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering.

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

If we fail to migrate customers to our new email platform, our services revenues may decline.

        During Fiscal 2006, we began investing in the re-architecture of our email service due to inefficiencies in the older platform we had purchased from Critical Path. These inefficiencies were undermining our customer's experience and increasing our customer support incidences. During Fiscal 2007, we introduced our new email service and in January 2008, further extended the capabilities of our new email service by offering customers stand-alone spam and virus filtering functionality. We are in the process of migrating our customer base to our new email service. This migration entails significant technical and business risks, including the cooperation of our existing customers, and has required substantial expenditures and lead-time. Migration will be on a customer-by-customer basis and a poor migration will impact our ability to retain existing customers and may make it more challenging to attract new customers. We also expect some current customers will not want to migrate to our new email service. If sufficient existing customers decide not to migrate to our new email service, it will cause our revenues and financial results to suffer. In addition, if we are unable to attract new customers, our ability to grow our business in this area will be adversely impacted.

If we are unable to maintain our relationships with our customers, our revenue may decline.

        Our network of resellers are our principal source for distributing services. We also rely on our resellers to market, promote and sell our services. Our ability to increase revenues in the future will depend significantly on our ability to maintain our customer network, to sell more services through existing resellers and to develop our relationships with existing resellers by providing customer and sales support and additional products. Resellers have no obligations to distribute our applications and services and may stop doing so at any time. If we are not able to maintain our relationships with resellers, our ability to distribute our applications and services will be harmed, and our revenue may decline.

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

  •
  compliance with foreign laws, including laws regarding liability of online resellers for activities of customers and more stringent laws in foreign jurisdictions relating to the privacy and protection of third-party data;

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

  •
  the diversion of management's attention from other business concerns;

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

        We believe that the brand identity we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "Tucows" brand is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

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

        We may not be able to realize the intended and anticipated benefits that we currently expect from our acquisitions of expiring domain names. These intended and anticipated benefits include increasing our cash flow from operations, broadening our Internet service offerings and delivering services that strengthen our reseller relationships.

        Factors that could affect our ability to achieve these benefits include:

  •
  A significant amount of revenue attributed to our domain name assets comes from the provision of personalized email services and the generation of revenue from third party advertisements on parked pages. Some of our existing resellers who provide similar services may perceive this as a competitive threat and therefore may decide to terminate their agreements with us because of our recent acquisitions of a substantial number of expiring domain names.

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

        In June 2006, the Company acquired Mailbank.com Inc., a provider of personalized email services and the owner of a large collection of surname domain addresses. We plan to use these assets to offer personalized Internet services directly to end-users through Domain Direct and through our channel of resellers as well as to generate income from the parked page of each domain address.

        Factors that could affect our ability to achieve the intended benefits include:

  •
  Our ability to market this new offering to our channel of resellers and their consequent interest in selling the personalized email service to their respective end users.

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

        A significant amount of revenue generated from the commercialization of domain names owned by the Company is dependent on our agreements with third party providers. The monetization of these domain names is currently largely dependent on the paid listings allocated by these providers to the websites associated with our domain names. This allocation may depend on each provider's advertiser base, internal policies and other factors and determinations that may or may not be controlled by or known to us.

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

        Content obtained from third parties and distributed over the Internet by us may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. We may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domains. These claims may include claims under the Anti-cybersquatting Consumer Protection Act, or ACPA, which was enacted in the United States to curtail the registration of a domain that is identical or similar to another party's trademark or the name of a living person with the bad faith intent to profit from use of the domain.

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

        In addition, due to the fact that our services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users' data could seriously limit the adoption of our services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet services we offer.

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

        Our revenue is primarily realized in U.S. dollars and a significant portion of our operating expenses is paid in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material effect on our business, financial condition and results from operations. In particular, we may be adversely affected by a significant weakening of the U.S. dollar against the Canadian dollar on a quarterly and an annual basis. Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some or all of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to mitigate the exchange risk on a portion of our Canadian dollar exposure. We may not always enter into such forward contracts and such contracts may not always be available and economical for us. We do not account for these instruments as hedges in our consolidated financial statements.

If we do not maintain a low rate of credit card chargebacks, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

        A substantial majority of our revenues originates from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

Forecasting our tax rate is complex and subject to uncertainty.

        We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate determination of our tax liability is always subject to review by the applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by:

  •
  international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arm's-length related party transfer pricing policies or the validity of our contemporaneous documentation.

  •
  changes in the valuation of our deferred tax assets; or

  •
  changes in tax laws, regulations, accounting principles or the interpretations of such laws.

Compliance with regulation of corporate governance, accounting principles and public disclosure may result in additional expenses.

        Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, regulations and AMEX rules, have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related regulations regarding our required assessment of our internal controls over financial reporting has required the commitment of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed. We could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

        There have been ongoing legislative developments and judicial decisions concerning trademark infringement claims, unfair competition claims and dispute resolution policies relating to the registration of domains. To help protect ourselves from liability in the face of these ongoing legal developments, we have taken the following precautions:

  •
  Our standard registration agreement requires that each registrant indemnify, defend and hold us harmless for any dispute arising from the registration or use of a domain registered in that person's name; and

  •
  Since December 1, 1999, we have required our resellers to ensure that all registrants are bound to the Uniform Domain Name Dispute Resolution Policy as approved by ICANN.

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

        An example of legislation passed in response to novel intellectual property concerns created by the Internet is the Anti-Cybersquatting Consumer Protection Act or ACPA enacted by the United States government in November 1999. This law seeks to curtail a practice commonly known in the domain registration industry as cybersquatting. A cybersquatter is generally defined in the ACPA as one who registers a domain that is identical or similar to another party's trademark, or the name of another living person, with the bad faith intent to profit from use of the domain. The ACPA states that registrars may not be held liable for registration or maintenance of a domain for another person absent a showing of the registrar's bad faith intent to profit from the use of the domain. Registrars may be held liable, however, if they do not comply promptly with procedural provisions of the ACPA. For example, if there is litigation involving a domain, the registrar is required to deposit a certificate representing the domain registration with the court. If we are held liable under the ACPA, any liability could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that part of our growth will be derived from resellers in international markets and may suffer if Internet usage does not continue to grow globally.

        We believe that a major source of growth for Internet-based companies will come from individuals and businesses outside the United States where Internet access and use is currently less prevalent. A substantial number of our resellers are currently based outside the United States and we plan to grow our business in other countries. If Internet use in these jurisdictions does not increase as anticipated, our revenues may not grow as anticipated.

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

        Our security systems may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate customer or proprietary information or cause interruptions in Internet operations. Internet and online resellers have in the past experienced, and may in the future experience, interruptions in service because of the accidental or intentional actions of Internet users, current and former employees or others.

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

        Our acquisition of the hosted email and personalized email businesses in 2006 has necessitated the purchase of additional hardware and has required significant development of the company's network architecture. As a result of this acquisition, the Company's technical systems must manage significantly more data than they have in the past. Any failure in our ability to adapt our procedures or to manage these sophisticated new systems could have a material impact on our business.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur additional expenses.

        To be successful, our network infrastructure must perform well and be reliable. The greater the user traffic and the greater the complexity of our services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase of new equipment to upgrade our technology and network infrastructure to enable it to handle increased traffic. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our services and our customers' experience could decline. This could damage our reputation and lead us to lose current and potential customers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

We may be accused of intellectual property infringement of the technology we have employed to support both our back end platform and the products and services we offer to and through our resellers and may be sued for damages caused by actual use of the platforms or products and services and we may be required to pay substantial damage awards.

        We seek to ensure that we have licensed or otherwise secured the necessary rights to use and offer for use all intellectual property relating to our platforms and the services we offer resellers through the platforms. Despite our efforts, we may be sued by third parties claiming rights in and to the technology we employ or by third parties who claim to have suffered as a result of any use, or inability to use, the platforms, products and services. If we are sued, defense of any such claims may require the resources of both our time and money. If a third-party is successful in its assertions, we may be required to pay damages that may have a material impact on our financial resources.

Governmental and Regulatory Risks

Governmental and regulatory policies or claims concerning the domain registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our domain registration business.

ICANN Oversight of Domain Name Registration System

        Before 1999, Network Solutions managed the domain registration system for the.com,.net and.org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the U.S. Department of Commerce authorized ICANN to oversee key aspects of the domain registration system. ICANN has been subject to strict scrutiny by the public and by the government in the United States. For example, in the United States, Congress has held hearings to evaluate ICANN's selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its Board of Directors. We continue to face the risks that:

  •
  the U.S. or any other government may reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain registration market;

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

  •
  ICANN and, under their proposed new registry agreement, VeriSign may impose increased fees received for each.com domain name registration;

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

Governmental Regulation Affecting the Internet

        To date, government regulations have not materially restricted use of the Internet in most parts of the world. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable laws may be deemed to apply to the Internet, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

  •
  the liability of online resellers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, infringement of third-party intellectual property and other abusive conduct;

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

        As of December 31, 2007, two of our principal shareholders beneficially own approximately 22% of our shares of common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

        Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Our share price is volatile, which may make it difficult for shareholders to sell their shares of common stock when they want to, at an attractive price.

        Our share price has varied recently and the price of our common stock may decrease in the future, regardless of our operating performance. Investors may be unable to resell their common stock following periods of volatility because of the market's adverse reaction to this volatility.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2011. We also maintain offices of approximately 4,000 square feet in Starkville, Mississippi and approximately 500 square feet in London, United Kingdom.

        Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, San Jose, San Francisco and Santa Clara, California, Denver, Colorado and London, England.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock trades on the American Stock Exchange under the symbol "TCX." The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2008	January 1, 2008 through March 24, 2008	0.74	0.58
2007	March 31, 2007	0.89	0.81
	June 30, 2007	1.29	0.84
	September 30, 2007	1.35	0.93
	December 31, 2007	0.99	0.58
2006	March 31, 2006	0.97	0.83
	June 30, 2006	0.98	0.79
	September 30, 2006	0.98	0.87
	December 31, 2006	0.95	0.80

        Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol "TCOW" through August 17, 2005. Our common stock began trading on the American Stock Exchange on August 18, 2005.

        As of March 24, 2008, Tucows had 300 shareholders of record, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

        We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2006 and December 31, 2007, and do not intend to do so in the foreseeable future.

Purchases of equity securities by the issuer and affiliated purchasers:

        In January 2007, our Board of Directors approved a stock buyback program, whereby during the period from February 16, 2007 to February 18, 2008, we could repurchase up to 5,698,398 shares of Tucows common stock, either through the facilities of the America Stock Exchange or the Toronto Stock Exchange.

        During the fiscal year ended December 31, 2007, we purchased 2.6 million shares under the stock buyback program at a cost of $2.4 million. The following table provides information about the purchase of equity securities that we made during the three months ended December 31, 2007 pursuant to our share buyback program:

Issuer purchases of equity securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publically announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
February 1 - 28, 2007	1,500,000	$0.89	1,500,000	4,198,398
May 1 - 31, 2007	200,000	$0.96	200,000	3,998,398
June 1 - 30, 2007	916,600	$1.01	916,600	3,081,798

Total	2,616,600	$0.94	2,616,600

(1)
We repurchased an aggregate of 2,616,600 shares of our common stock in the open market pursuant to our share buy-back program, authorized by our board of directors on January 9, 2007. The program expired on February 15, 2008.

(2)
Average price paid per share as set forth in the table is inclusive of all fees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

        Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Concerning Forward-Looking Statements" on page 2.

OVERVIEW

        Our mission is to make the Internet easier and more effective for users. We accomplish this by reducing the complexity our customers experience as they acquire, deliver or use Internet services such as domain name registration, hosted email and other Internet services.

        Our primary distribution channel is a global distribution network of more than 9,000 resellers, in more than 100 countries who offer our services to their own customers. This distribution channel is comprised primarily of web hosting companies, ISPs, and other providers of Internet services who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence.

        We also offer Internet services to consumers and small businesses through our Retail web sites: domaindirect.com, netidentity.com and itsyourdomain.com. In addition, we hold a domain name portfolio that is available for sale or lease, the generation of revenue as part of our pay-per-click advertising program and support our personalized email programs through our portfolio of surname-based domain names. Tucows.com remains one of the most popular software download sites on the Internet.

        Our business model has been characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an accredited registrar with ICANN and manage over 8 million domains.

Net Revenues

        We generate net revenues primarily through the provision of domain registration and other Internet services. Additional revenue is generated from the sale of domain names and advertising and other services. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies we categorize our revenue as follows:

Traditional Domain Registration Services

        Historically traditional domain registration has been the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names through our global reseller distribution network. In addition, traditional domain registration fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services, and it allows us to add to our domain portfolio by purchasing names registered through us, once they expire.

        On August 7, 2007, in advance of the announced October 2007 Registry fee increases, we modified our pricing structure for traditional domain names to provide greater visibility into the various fees that make up the cost of a domain name, by breaking out the cost of the registry and ICANN fees separately from our management fee. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and Managed DNS services, enhanced domain name suggestion tools and access to our Premium Domain name services.

        In addition, through our acquisition of Its Your Domain in July 2007, we have contractual relationships with third-party resellers to sell our domain name registration and other Internet services under their own brands. We pay our resellers an amount based on the difference between the pricing of their sale of the given service and the wholesale rate upon which we agree.

        As of December 31, 2007, we offer registration services for the gTLDs.com, .net, .org, .info, .name, .biz and .mobi and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and .vc.

        With respect to the sale of domain registrations, we earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service, or billed revenue, is received at the time of activation of service. All fees received in connection with domain name registration are non-refundable and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Domain Portfolio Services

        We derive revenue from our domain name portfolio of over 150,000 domain names by making them available as part of our pay-per-click advertising or parked pages program and by making them available for sale or lease. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into the command line of the browser (direct navigation), they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click results. Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. In evaluating these names for sale, we consider the potential foregone revenue from pay-per-click advertising as well as other factors. The name will be offered for sale if based on our evaluation the name is deemed non essential to our business, and management believes that the proceeds from this sale is strategically more beneficial to the Company. Portfolio names that have been acquired from third-parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet.

        In addition, we also offer the same services to our customers allowing them to make available names registered by them for monetization on a similar basis. For customer names, in the case of premium names or names sold or leased, we earn a referral fee while for names offered through our pay-per-click advertising program we participate on a revenue share basis.

        We recognize revenue from these services, net of any fees payable to resellers or customers, immediately upon completion of the service or in the case of advertising from direct navigation, on a monthly basis once the advertising has been served.

Email Services

        We derive revenue from our hosted email service through our global distribution network. Our email service currently offers providers the option of either, provisioning and managing mailboxes for their customers using our complete end-to-end email solution or of using the spam and virus filtering portion of our service in conjunction with their current email infrastructure. Our fully-hosted email service consists of POP3, IMAP, WAP and webmail access, spam and virus filtering and 2GB of mail storage.

        In addition, effective February 19, 2008, our resellers can offer our personalized email service to their customers through our global distribution network. Our Personal Names Service allows Resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names. Each Personal Names Service account comes with our complete end-to-end email solution together with a custom domain name (e.g. amy.smith.net) that can be tied to a website, blog or any other web service.

        We earn fees for email services when they are activated. Email services are generally purchased monthly and at month-end, are either deducted, on a pre-authorized basis, from reseller's deposit account or are invoiced.

Retail Services

        We generate revenues from the provisioning and management of Internet services on a retail basis, to consumers and small businesses through our Domain Direct, NetIdentity and Its Your Domain websites. These services include domain registration and other Internet services such as email, personalized email through our portfolio of surname-based domain names, blogware, hosting and website creation. Depending on the service offered, we typically receive standard fees for our services that are published on the respective websites. In addition, we offer referral commissions, based on a percentage of net registration revenues, to participants in our affiliate program.

        Services are generally purchased for terms of one to ten years, with a majority having a one-year term with some services being offered on a monthly basis. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Other Services

        Other Internet services currently consist of digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools which are used by our resellers to create bundles of Internet services for their end-users.

        We earn fees when a service is activated. Other Internet services are generally purchased for terms of one month to three years. Payments for other Internet services are for the full term of all services at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        We also generate advertising and other revenue, or content revenue, through our online libraries of shareware, freeware and online services presented at our website, http://tucows.com.

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

Critical Accounting Policies

        The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2007, or Fiscal 2007, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

        We earn revenues from the following services:

  •
  Traditional Domain Registration Services,

  •
  Domain Portfolio Services,

  •
  Email Services,

  •
  Retail Services and

  •
  Other Services.

        With respect to the sale of domain registrations and other Internet services, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. We also enter into revenue arrangements in which a reseller may purchase a combination of services (multiple element arrangements). When fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. Fair value is established by the price charged when that element is sold separately. For arrangements where fair value exists only for the undelivered elements, we defer the fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, related to the delivered items, assuming all other criteria for revenue recognition have been met. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        Revenue from the sale of domain names consists primarily of amounts earned for the transfer of rights to domain names that are currently under the Company's control. Collectibility of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received.

        We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, http://tucows.com, as well as from traffic and search sessions originating on our portfolio of domain names. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

Product development costs

        We account for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1: Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as more fully described in Note 2 to our audited consolidated financial statements for Fiscal 2007. Our policy on capitalizing internally developed software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or depreciation of property and equipment. Management reassesses these judgments on an ongoing basis. Changes in management's assessment could impact the recognition of development costs in our accounts.

Valuation of intangible assets, goodwill and long-lived assets

        Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test goodwill for impairment in accordance with SFAS 142, which requires that we test goodwill, identifiable intangibles and long-lived assets for impairment at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We determine if the carrying value of intangibles, long-lived assets or goodwill are impaired based on a projected discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Management will base its estimates in preparing the discounted cash flows on historical experience and on various other assumptions, including current market trends and developments, ongoing customer developments and general economic factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Indefinite-lived intangible assets are assessed for impairment on at least an annual basis or more often if events or circumstances warrant. These impairment tests involve the use of discounted cash flow analyses to assess the fair value of the indefinite-lived assets and the recoverability of the carrying value of these assets. These analyses involve estimates of future cash flows, estimated periods of use and applicable discount rates. If the fair values of these assets as determined above were less than the related carrying values, impairment losses would have been recognized, as applicable. Management has determined that there is no impairment of the carrying value of these surname domain names and direct navigation domain names at December 31, 2007.

        The Company has chosen December 31st as the date of its annual impairment test. In accordance with SFAS 142, goodwill is evaluated for impairment at the reporting unit level. While the CEO, who is the Company's chief operating decision maker, monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common network costs, research and development resources, sales and administrative support, and facilities. This allows the Company to leverage its costs in an effort to maximize return. The Company believes that any allocation of such shared expenses to various products would be impractical and arbitrary and it currently does not make such allocations internally. As such, the Company considers itself a single reporting unit. In testing for a potential impairment of goodwill, the provisions of SFAS 142 require the application of a fair value based test at the reporting unit level. We performed the annual goodwill impairment test as of December 31, 2007, 2006 and 2005, and determined that goodwill was not impaired. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined that there were no events or circumstances that affected the recoverability of long-lived assets.

Accounting for income taxes

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence, it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit to assess if the amount is more than 50% likely to be realized upon settlement.

        As we account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

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

        Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Accounting for stock-based employee compensation

        On January 1, 2006, we adopted the fair value-based method for measurement and cost recognition of employee stock-based compensation arrangements under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" or "SFAS 123R", using the modified prospective application transitional approach. Previously, we had elected to account for employee stock-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" or "APB 25" and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market value of the underlying shares on the date of grant.

        Under the modified prospective application transitional approach, stock-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the date of adoption of SFAS 123R. In addition, stock-based compensation is recognized, subsequent to the date of adoption of SFAS 123R, for the remaining portion of unvested outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and we continue to provide pro forma disclosure as if it had accounted for employee share-based payments in all periods prior to the adoption of SFAS 123R in accordance with the fair value provisions of SFAS No. 123, "Accounting for Stock-based Compensation", which is presented below.

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

        Had we adopted the fair value-based method for accounting for stock-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

Year ended December 31, 2005
Net income, as reported	$2,772,616
Add stock-based employee compensation expense included in reported net income, net of tax	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(357,523)

Net income, pro forma	$2,415,093

Basic earnings per common share, as reported	$0.04
Basic earnings per common share, pro forma	$0.03

        Refer to Note 9 "Share-Based Payments" in these consolidated financial statements for details of stock options and stock-based compensation cost recorded during Fiscal 2007.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

NET REVENUES

        The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2007	2006
Traditional Domain Registration Services	$49,080,725	$44,144,229
Domain Portfolio Services	5,611,628	1,393,366
Email Services	7,461,511	8,182,354
Retail Services	5,404,479	4,002,466
Other Services	7,079,853	7,307,075

	$74,638,196	$65,029,490

Increase over prior period	$9,608,706
Increase—percentage	15%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2007	2006
Traditional Domain Registration Services	66%	68%
Domain Portfolio Services	8%	2%
Email Services	10%	13%
Retail Services	7%	6%
Other Services	9%	11%

	100%	100%

        Total net revenues for Fiscal 2007 increased by $9.6 million, or 15%, to $74.6 million from $65.0 million for the year ended December 31, 2006 or Fiscal 2006. Deferred revenue from domain name registrations and other Internet services at December 31, 2007 increased to $50.6 million from $45.1 million at December 31, 2006.

        No customer accounted for more than 10% of revenue during Fiscal 2007 and at December 31, 2007, one customer accounted for 15% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

        Net revenues from traditional domain registration services for Fiscal 2007 compared to Fiscal 2006 increased by $4.9 million, or 11%, to $49.1 million. This increase was primarily as a result of increased volumes from new and existing customers. The market for domain name and other internet services remains intensely competitive and rapidly evolving. Effective August 2007, as part of our ongoing initiatives to improve our competitive position and to provide wholesale domain resellers a transparent cost breakdown, we invested in a new cost-plus domain pricing structure and a reduction in our domain name pricing. These steps have contributed to our average selling price declining and are likely to adversely impact our revenue and profitability in the short term. They also may or may not result in increased volumes, which would adversely impact our revenues and profitability in the longer term.

        During Fiscal 2007, the number of domain names that we processed increased by 695,000 to 5.6 million new, renewed and transferred-in domain name registrations, compared to Fiscal 2006. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and by the incremental registrations we generated as a result of our acquisition of Its Your Domain, or IYD, in July 2007.

        While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At December 31, 2007, the total number of domain names under our management increased by 1.3 million to 7.2 million, compared to the total number of domain names under our management as at December 31, 2006 partly as a result of the names we acquired in our acquisition of IYD in July 2007. As of December 31, 2007, we provided provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As a result of the insolvency of one of our accredited registrars during Fiscal 2007, 913,000 of the names we had under management for this registrar have now transferred to another registrar. As of December 31, 2007, we managed an incremental 1.1 million domain names on behalf of other accredited registrars, compared to 1.9 million (inclusive of the 913,000 names from the insolvent registrar) for accredited registrars at December 31, 2006.

Domain Portfolio Services

        Net revenues from our domain portfolio services for Fiscal 2007 compared to Fiscal 2006 increased by $4.2 million, or 303%, to $5.6 million. This increase resulted primarily from sales of names from our portfolio of domain names amounting to $3.3 million during Fiscal 2007. These sales included a $3.0 million sale of approximately 2,500 domain names during the fiscal quarter ended June 30, 2007. In addition, the revenue we earned from the delivery of third party advertisements on parked pages during Fiscal 2007 increased by $0.9 million, or 71%, to $2.1 million.

        The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved in Fiscal 2007, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as past acquisitions.

Email Services

        Net revenues from email services for Fiscal 2007 compared to Fiscal 2006 decreased by $0.7 million, or 9%, to $7.5 million. This decrease resulted primarily from our losing enterprise customers that were acquired as part of Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplace. Since our primary interest is in the reseller customers in the Critical Path Inc. customer base, we felt the proper course of action would be for us to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier to do so.

Retail Services

        Net revenues from retail services for Fiscal 2007 compared to Fiscal 2006 increased by $1.4 million, or 35%, to $5.4 million. The primary contributor to this increase was an increase of $1.0 million from our provisioning personalized email through our portfolio of surname-based domain names through the NetIdentity website. As this website was acquired as part of the Mailbank.com Inc. acquisition in June 2006, Fiscal 2007 was the first full year of our offering this service. We also saw increased revenue from retail domain registration and other internet services of $0.4 million, the result of a combination of acquisitions and organic growth.

Other Services

        Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools, or other internet services, which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for Fiscal 2007 compared to Fiscal 2006 decreased by $0.2 million, or 3%, to $7.1 million. This decrease was primarily the result of a decline in content of $0.6 million being offset by increases in other internet services, mainly in digital certificates, blogware and billing, provisioning and customer care software solutions. The decrease in content revenue primarily reflects the contraction in the yields from our syndicated Google feeds and to a lesser extent slower advertising through our website.

COST OF REVENUES

        Cost of revenues includes the costs associated with providing domain registration, other Internet services, the costs of domain name sales, advertising and other revenue and network costs.

        Cost of revenues for traditional domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        Costs of revenues for domain portfolio services represent the amortization of registry fees for domains added to our portfolio over the renewal period which is generally one year, the value ascribed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of the domain name intangible assets. As the total names in our portfolio continue to grow this will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid cost of goods sold and are expensed ratably over the term of provision of service.

        Costs of revenues for retail services include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service and includes the amortization of registry fees payable to renew the domains in our surname portfolio. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Cost of revenues for retail services also includes monthly license fees payable for hosting services.

        Costs of revenues for other services include the fees paid to third-party service providers, primarily for digital certificates and printing services in connection with our billing, provisioning and customer care software solutions. Fees payable for digital certificates are amortized on a basis consistent with the provision of service, generally one year. Monthly printing fees are included in cost of revenues in the month they are incurred.

        Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

        The following table presents our cost of revenues, by revenue source, for the periods presented:

	Year ended December 31,
	2007	2006
Traditional Domain Registration Services	$36,672,360	$31,571,188
Domain Portfolio Services	590,223	169,892
Email Services	784,824	1,041,680
Retail Services	1,776,844	1,598,239
Other Services	1,659,995	1,528,681
Network, other costs	7,258,669	5,625,283
Network, depreciation and amortization costs	4,041,156	2,962,904

	$52,784,071	$44,497,867

Increase over prior period	$8,286,204
Increase—percentage	19%

        The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2007	2006
Traditional Domain Registration Services	69%	71%
Domain Portfolio Services	1%	0%
Email Services	2%	2%
Retail Services	3%	4%
Other Services	3%	3%
Network, other costs	14%	13%
Network, depreciation and amortization costs	8%	7%

	100%	100%

        Cost of revenues for Fiscal 2007 increased by $8.3 million, or 19%, to $52.8 million from $44.5 million for Fiscal 2006. Costs for traditional domain registration services increased by $5.1 million as a result of higher volumes of domain registrations and our responding to the continuing competitive nature of the domain name market. Costs for domain portfolio services increased by $0.4 million, primarily the result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal. Retail and other services costs increased by $0.3 million essentially as a result of increased volumes and network costs increased by $2.7 million. These increases were offset by a decrease of $0.2 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers.

        Network costs for Fiscal 2007 increased by $2.7 million, or 32%, to $11.3 million. This increase was primarily the result of the additional labor, bandwidth and co-location costs of $1.8 million that we incurred as we continue to carry multiple systems at our data centers and includes the $513,000 of transitional costs relating to the transfer of operational knowledge from Critical Path Inc. employees, in connection with the acquisition of the Hosted Messaging Assets of Critical Path Inc. that we incurred in Fiscal 2006. These increases were offset in part by a reversal in March 2007 of a contingency of $0.2 million that was accrued for a planned network operation initiative that the Company did not pursue. Additional depreciation of $1.0 million relating to information technology assets and increased amortization of $0.1 million relating to our acquisitions, also contributed to the increased cost of revenues. The increase in cost of revenues as a percentage of total revenue was primarily the result of the proportionately greater network costs incurred to support and manage our expanded Internet service offerings, most notably our hosted email platform.

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, Mailbank.com Inc. in June 2006 and Innerwise, Inc. in July 2007.

        The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, and for Innerwise, Inc. over three years, while the technology acquired in connection with each of the acquisitions of the Hosted Messaging Assets of Critical Path, Inc. and the in-house software of Mailbank.com Inc. is amortized on a straight-line basis over two years.

        Prepaid domain registration and other Internet services fees at December 31, 2007 increased by $4.6 million, or 14%, to $36.2 million.

        We expect network costs to increase as our network expands geographically and network activity increases. These increases will be partially offset during Fiscal 2008 as we begin the process of rationalizing some of the multiple systems we support and thereby reducing our overall footprint at our data centers.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2007	2006
Sales and marketing	$6,345,999	$5,985,907
Increase over prior period	$360,092
Increase—percentage	6%
Percentage of net revenues	9%	9%

        Sales and marketing expenses for Fiscal 2007 increased by $0.4 million, or 6%, to $6.3 million, compared to $6.0 million during Fiscal 2006.

        The increase during Fiscal 2007 was primarily the result of additional people costs of $0.5 million, predominantly in customer service and marketing as we continue to invest in customer service improvements. These increases were partially offset by our incurring lower traveling costs of $0.1 million as our United Kingdom office becomes more effective.

        We believe that sales and marketing expenses will continue to increase as we adjust our marketing programs and sales and customer support strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for internal use, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Year ended December 31,
	2007	2006
Technical operations and development	$6,710,841	$8,152,138
Decrease over prior period	$(1,441,297)
Decrease—percentage	(18)%
Percentage of net revenues	9%	13%

        Technical operations and development expenses for Fiscal 2007 decreased by $1.4 million, or 18%, to $6.7 million compared to $8.2 million during Fiscal 2006.

        This decrease during Fiscal 2007 primarily resulted from people-related costs, including contract and outside service costs, decreasing by $1.2 million, principally as a result of the steps we took to streamline our operations in Flint, Michigan and the lower investment we need to make in the multiple systems that we are in the process of consolidating. In addition, during Fiscal 2007 we did not incur any transitional costs relating to the acquisition of the Hosted Messaging assets of Critical Path Inc. compared to $0.7 million during Fiscal 2006. These decreases were partially offset by our incurring $0.4 million in transitional costs relating to the acquisition of Innerwise, Inc. during Fiscal 2007 and to a lesser extent by capitalized personnel costs for employees directly related to the application development stage of development projects decreasing by $0.2 million during Fiscal 2007 when compared to Fiscal 2006.

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

	Year ended December 31,
	2007	2006
General and administrative	$4,735,132	$5,890,123
Decrease over prior period	$(1,154,991)
Decrease—percentage	(20)%
Percentage of net revenues	6%	9%

        General and administrative expenses for Fiscal 2007 decreased by $1.2 million, or 20%, to $4.7 million compared to $5.9 million during Fiscal 2006.

        The decrease during Fiscal 2007 primarily resulted from our recording a foreign exchange gain of $1.5 million during Fiscal 2007 compared to a $0.2 million gain during Fiscal 2006. In addition, people-related costs, including contract and outside services, bad debts and professional fees decreased by $0.2 million. We also did not incur any transitional costs during Fiscal 2007 relating to the acquisition of the Hosted Messaging assets of Critical Path Inc., compared to $0.1 million during Fiscal 2006.

        These decreases were partially offset by incremental costs of $0.4 million being incurred in expenses such as credit card processing fees, investor relation costs, telephone, travel and other miscellaneous expenses, during Fiscal 2007, when compared to Fiscal 2006.

        We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Year ended December 31,
	2007	2006
Depreciation of property and equipment	$263,101	$223,131
Increase over prior period	$39,970
Increase—percentage	18%
Percentage of net revenues	0%	0%

        The increase in depreciation by 18% for Fiscal 2007 compared to Fiscal 2006 was primarily due to the acquisition of additional computer equipment purchased to update our older equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2007	2006
Amortization of intangible assets	$1,174,864	$669,476
Increase over prior period	$505,388
Increase—percentage	75%
Percentage of net revenues	2%	1%

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, from the acquisition of the Hosted Messaging Assets of Critical Path Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition on Innerwise, Inc. in July 2007.

        In connection with the acquisition of Boardtown Corporation, the brand and customer relationships purchased are amortized on a straight-line basis over seven years, while the non-competition agreements entered into with the former owners of Boardtown Corporation are amortized on a straight-line basis over three years.

        Customer relationships acquired in connection with the acquisition of the Hosted Messaging Assets of Critical Path Inc. is amortized on a straight-line basis over five years.

        In connection with the acquisition of Mailbank.com Inc., customer relationships purchased are amortized on a straight-line basis over five years.

        In connection with the acquisition of Innerwise, Inc., the brand and customer relationships purchased are amortized on a straight-line basis over seven years.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2007	2006
Other income, net	$102,161	$2,457,551
Decrease over prior period	$(2,355,390)
Decrease—percentage	(96)%
Percentage of net revenues	0%	4%

        Other income decreased by $2.3 million, or 96%, to $0.1 million compared to Fiscal 2006.

        Interest income decreased by $0.1 million compared to Fiscal 2006 as we have lower investment balances available, primarily as a result of the acquisitions we have made. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 and the bank loan used to fund the acquisition of IYD in July 2007, we also incurred an interest expense of $0.8 million during Fiscal 2007, compared to $0.3 million during Fiscal 2006.

        In 2002, we assigned to an unrelated third party, various patents which were acquired by us in the merger with Infonautics Corporation in 2001. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party relating to the commercialization of these patents. As a result of this assignment, during Fiscal 2006, we recognized $2.3 million in other revenue. This amount was fully paid to us during Fiscal 2006. We do not expect to receive any additional revenue from this arrangement in the future.

        These decreases were partially offset by our receiving, during Fiscal 2007, two dividends, one as of March 31, 2007 and one as of September 30, 2007, totaling $0.6 million from Afilias Inc., a company in which we hold an investment.

INCOME TAXES

        The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Year ended December 31,
	2007	2006
Provision for (recovery of) income taxes	$50,816	$(92,035)
Decrease over prior period	$(142,851)
Decrease—percentage	(155)%
Percentage of net revenues	0%	(0)%

        Our provision for income taxes increased by $0.1 million for Fiscal 2007 and primarily relates to our alternative minimum tax obligations for Fiscal 2007. No provision for income taxes other than for alternative minimum tax has been recorded for Fiscal 2007 because we had net operating losses to offset against our operating income in our major operating jurisdictions. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first interim or annual reporting period beginning after December 15, 2006. The implementation of FIN 48 had no impact on Tucows' opening deficit.

        As a result of the adoption of FIN 48 on January 1, 2007, we had approximately $180,000 of total gross unrecognized benefits. At December 31, 2007, our unrecognized tax benefits have increased to $225,000, which if recognized would favorably affect the income tax rate in future periods. The increase since adoption is primarily due to the non-recognition of current year refundable research and development tax credits and foreign exchange. We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did not have any interest and penalties accrued as of January 1, 2007 and December 31, 2007 as the unrecognized tax benefit relates entirely to refundable tax credits. We believes it is reasonably possible that $200,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company's 2006 research and development claim for the credits within that period.

        See Critical Accounting Policies and Estimates included elsewhere in this Form 10-K for additional information about our provision for income taxes.

        A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

NET REVENUES

        The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2006	2005
Traditional Domain Registration Services	$44,144,229	$37,984,645
Domain Portfolio Services	1,393,366	—
Email Services	8,182,354	413,309
Retail Services	4,002,466	3,617,473
Other Services	7,307,075	6,501,612

	$65,029,490	$48,517,039

Increase over prior period	$16,512,451
Increase—percentage	34%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2006	2005
Traditional Domain Registration Services	68%	79%
Domain Portfolio Services	2%	—
Email Services	13%	1%
Retail Services	6%	7%
Other Services	11%	13%

	100%	100%

        Total net revenues for Fiscal 2006 increased by $16.5 million, or 34%, to $65.0 million from $48.5 million for the year ended December 31, 2005 or Fiscal 2005. Deferred revenue from domain name registrations and other Internet services at December 31, 2006 increased to $45.1 million from $37.9 million at December 31, 2005.

        No customer accounted for more than 10% of revenue during Fiscal 2006 and at December 31, 2006, one customer accounted for 13% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

        Net revenues from traditional domain registration services for Fiscal 2006 compared to Fiscal 2005 increased by $6.1 million, or 16%, to $44.1 million. This increase was primarily as a result of increased volumes from new and existing customers.

        During Fiscal 2006, the number of domain names that we processed increased by 807,000 to 4.7 million new, renewed and transferred-in domain name registrations, compared to Fiscal 2005. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing.

        While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At December 31, 2006, the total number of domain names under our management increased by 1.0 million to 5.9 million, compared to the total number of domain names under our management as at December 31, 2005. As of December 31, 2006, we provided provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of December 31, 2006, we managed an incremental 1.9 million domain names on behalf of other accredited registrars, compared to 0.9 million for accredited registrars at December 31, 2005.

Domain Portfolio Services

        During Fiscal 2006 we began generating net revenues from our domain portfolio services. For Fiscal 2006, this amounted to $1.4 million. This revenue comprised revenue earned from the delivery of third party advertisements on parked pages of $1.2 million as well as revenue earned from auction amounting to $0.2 million.

        The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved in Fiscal 2006, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as past acquisitions.

Email Services

        Net revenues from Email services for Fiscal 2006 compared to Fiscal 2005 increased by $7.8 million to $8.2 million. This increase resulted primarily as a result of the additional revenue earned from the Hosted Messaging Assets we acquired from Critical Path in January 2006.

Retail Services

        Net revenues from retail services for Fiscal 2006 compared to Fiscal 2005 increased by $0.4 million, or 11%, to $4.0 million. This was primarily as a result our acquisition of Mailbank.com Inc. in June 2006. We also increased revenue from retail domain registration.

Other Services

        Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools (collectively "other Internet services") which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for Fiscal 2006 compared to Fiscal 2005 increased by $0.8 million, or 12%, to $7.3 million. This increase was primarily the result of an increase in the number of digital certificates sold, additional content revenues as well as increases in revenue earned from blogware and website building tools.

COST OF REVENUES

        Cost of revenues includes the costs associated with providing domain registration, other Internet services, the costs of domain name sales, advertising and other revenue and network costs.

        Cost of revenues for traditional domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        Costs of revenues for domain portfolio services represent the amortization of registry fees for domains added to our portfolio over the renewal period which is generally one year, the value ascribed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of the domain name intangible assets. As the total names in our portfolio continue to grow this will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid cost of goods sold and are expensed ratably over the term of provision of service.

        Costs of revenues for email services consists of software licensing and royalty costs payable to third-party service providers who provide elements of the software we use in conjunction with our hosted email platforms and are generally paid either monthly or quarterly.

        Costs of revenues for retail services include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service and includes the amortization of registry fees payable to renew the domains in our surname portfolio. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees. Cost of revenues for retail services also includes monthly license fees payable for hosting services.

        Costs of revenues for other services include the fees paid to third-party service providers, primarily for digital certificates and printing services in connection with our billing, provisioning and customer care software solutions. Fees payable for digital certificates are amortized on a basis consistent with the provision of service, generally one year. Monthly printing fees are included in cost of revenues in the month they are incurred.

        Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

        The following table presents our cost of revenues, by revenue source, for the periods presented:

	Year ended December 31,
	2006	2005
Traditional Domain Registration Services	$31,571,188	$26,693,950
Domain Portfolio Services	169,892	—
Email Services	1,041,680	162,386
Retail Services	1,598,239	1,111,316
Other Services	1,528,681	1,315,273
Network, other costs	5,625,283	1,362,079
Network, depreciation and amortization costs	2,962,904	751,613

	$44,497,867	$31,396,617

Increase over prior period	13,101,250
Increase—percentage	41.7%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2006	2005
Traditional Domain Registration Services	71%	85%
Domain Portfolio Services	—	—
Email Services	2%	1%
Retail Services	4%	4%
Other Services	3%	4%
Network, other costs	13%	4%
Network, depreciation and amortization costs	7%	2%

	100%	100%

        Cost of revenues for Fiscal 2006 increased by $13.1 million, or 42%, to $44.5 million from $31.4 million for Fiscal 2005. Costs for traditional domain registration services increased by $4.9 million as a result of higher volumes of domain registrations and our responding to the continuing competitive nature of the domain name market. Costs for domain portfolio services amounted to $0.2 million, being primarily the result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal. Retail and other services costs increased by $0.7 million essentially as a result of increased volumes. Email services increased by $0.9 million, primarily as a result of our acquisition in January 2006 of the Hosted Messaging Assets of Critical Path Inc.

        Network costs for Fiscal 2006 increased by $6.5 million, or 306%, to $8.6 million. The increase in network costs was primarily the result of the additional labor, bandwidth and co-location costs required to manage the data centers of $4.1 million, which includes $513,000 of transitional costs relating to the transfer of operational knowledge from Critical Path Inc. employees, in connection with the acquisition of the Hosted Messaging Assets of Critical Path Inc.

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

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, Mailbank.com Inc. in June 2006 and Innerwise, Inc in July 2007.

        The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, while the technology acquired in connection with each of the acquisitions of the Hosted Messaging Assets of Critical Path, Inc. and the in-house software of Mailbank.com Inc., is amortized on a straight-line basis over two years.

        Prepaid domain registration and other Internet services fees at December 31, 2006 increased by $5.8 million, or 22%, to $31.7 million.

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

        Capitalized personnel costs for employees directly related to the application development stage of development projects decreased by $124,000 to $204,000, compared to Fiscal 2005, which decrease also contributed to the increase in technical operations and development expenses in Fiscal 2006.

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

        During Fiscal 2006, professional fees increased by an amount of $279,000, and bank charges increased by an amount of $172,000 predominantly from the incremental credit card processing fees incurred as a result of the incremental credit card transactions due to our acquisition of Mailbank.com Inc in June 2006. In addition to these amounts, incremental public listing expenses, inclusive of registration and other regulatory filings, accounted for an increase of $146,000 in general and administrative costs and increased facility costs amounted to $119,000.

        General and administrative costs increased by an additional $273,000 for Fiscal 2006 as a result of increased costs incurred for business and state taxes, telephone, office supplies and travel expenses, as compared to Fiscal 2005.

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

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2006	2005
Depreciation of property and equipment	$223,131	$200,079
Increase over prior period	$23,052
Increase—percentage	12%
Percentage of net revenues	0%	0%

        The increase in depreciation for Fiscal 2006 compared to Fiscal 2005 was primarily due to the purchasing of additional computer hardware and software.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2006	2005
Amortization of intangible assets	$669,476	$236,160
Increase over prior period	$433,316
Increase—percentage	183%
Percentage of net revenues	1%	0%

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown Corporation in April 2004, from the acquisition of the Hosted Messaging Assets of Critical Path, Inc. in January 2006, and the acquisition of Mailbank.com Inc. in June 2006.

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

        In connection with the acquisition of Mailbank.com Inc., customer relationships purchased are amortized on a straight-line basis over five years.

OTHER INCOME

	Year ended December 31,
	2006	2005
Other income (expenses), net	$2,457,551	$765,158
Increase over prior period	$1,692,393
Increase—percentage	221%
Percentage of net revenues	4%	2%

        In 2002, we assigned to an unrelated third party, various patents which were acquired by us in the merger with Infonautics Corporation in 2001. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party relating to the commercialization of these patents. As a result of this assignment, during Fiscal 2006, we recognized $2.3 million in other revenue. This amount was fully paid to us during the year. We do not expect to receive any additional revenue from this arrangement in the future.

        Other income also includes interest income of $365,000 for Fiscal 2006, compared to $463,000 for Fiscal 2005. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006, we incurred an interest expense of $255,000 during Fiscal 2006.

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

Quarterly results

        The following table summarizes selected unaudited quarterly financial data for the past eight quarters:

Tucows Inc.
Quarterly Results of Operations
(Dollar amounts in U.S. dollars)

	Three months ended,
	March 31, 2007(1)	June 30, 2007	September 30, 2007(3)	December 31, 2007
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$17,771	$20,815	$17,812	$18,240
Gross profit	5,665	7,567	4,462	4,160
Income (loss) from operations	715	3,232	(623)	(700)
Net income (loss) for the period	750	3,171	(311)	(935)
Basic and diluted income (loss) per share	$0.01	$0.04	$0.00	$(0.01)
Shares used in computing basic income (loss) per common share	75,460	74,447	74,101	73,805
Shares used in computing diluted income (loss) per common share	77,959	77,375	77,526	75,990

	Three months ended,
	March 31, 2006(2)(5)	June 30, 2006(4)	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$15,287	$15,679	$16,864	$17,199
Gross profit	4,796	4,905	5,637	5,194
Income (loss) from operations	(733)	136	35	174
Net income (loss) for the period	(157)	226	1,935	156
Basic and diluted income per share	$0.00	$0.00	$0.03	$0.00
Shares used in computing basic income per common share	71,980	72,528	75,706	75,856
Shares used in computing diluted income per common share	71,980	74,705	78,215	78,186

(1)
On January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 had no impact on Tucows opening deficit. Tucows had approximately $180,000 of total gross unrecognized benefits as of the adoption of FIN 48 on January 1, 2007 which if recognized would favorably affect the income tax rate in future periods. As of December 31, 2007, Tucows has approximately $225,000 of total gross unrecognized benefits as more fully described in note 10 below.

(2)
On January 1, 2006, the Company adopted FAS 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for Fiscal 2006 and Fiscal 2007 reflect the impact of adopting FAS 123R.

(3)
On July 25, 2007, the Company acquired Innerwise Inc., a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates,

  refer note 3(a) below. The financial results include the operations of Innerwise Inc. effective July 25, 2007.

(4)
On June 19, 2006, the Company acquired Mailbank.com, Inc. (doing business as NetIdentity), refer note 3(c) below. We use these assets to offer personalized Internet services directly to end-users through Domain Direct and its channel of resellers, as well as to generate income from the parked page of each domain address. The financial results include the operations of Mailbank.com Inc. effective June 19, 2006.

(5)
On January 3, 2006, the Company acquired all of the hosted messaging assets of Critical Path, Inc., in order to expand our presence in the email market, refer note 3(b) below. The financial results include the operations of the hosted messaging asset business effective January 3, 2007.

Liquidity and capital resources

        At December 31, 2007, our principal source of liquidity was cash and cash equivalents of $8.1 million, compared to $6.3 million at December 31, 2006.

        Net cash provided by operating activities for Fiscal 2007 was $8.6 million, compared to $8.8 million for Fiscal 2006. Operating activities for Fiscal 2007, after adjustment for non-cash and other items including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation, aggregating $6.2 million, generated $8.9 million. Other non-cash operating working capital decreased by $0.3 million, which decrease primarily reflects our improved management of operating working capital.

        Net cash provided by financing activities was $6.4 million for Fiscal 2007. The primary source of funds from financing activities was the net amount of a non-revolving, reducing credit facility of $9.4 million from a Canadian chartered bank, which we used to finance the purchase of Innerwise Inc. in July 2007. The credit facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios effective beginning with the third quarter of 2007. Certain covenants under the facility also limit the amount of our capital expenditures. The facility is collateralized by a first priority perfected lien on, and pledge of, the majority of our combined present and future property and assets (subject to certain exclusions). In addition, we received proceeds of $0.3 million on the exercise of stock options by our employees. We repurchased 2.6 million of our shares at a cost of $2.4 million during Fiscal 2007 under the terms of the normal course issuer bid we announced in January 2007.

        Net cash used in investing activities was $13.2 million for Fiscal 2007. The primary use of cash in Fiscal 2007 was the net amount of $10.3 million that was used to fund our purchase of IYD in July 2007. The former shareholders of IYD also have the opportunity to realize a further consideration of $1.1 million, if certain conditions are met, under the purchase agreement which amount may be distributed, in whole or in part, to the former shareholders of IYD pending the final evaluation of the revenue generating capability of certain domain names we acquired pursuant to the terms of the purchase agreement. In accordance with terms of the purchase agreement, we may also use the escrow account as a source of recovery for any indemnification claims we may have against the former shareholders of IYD. This incremental increase in funds we have in escrow was partially offset by $0.6 million that was returned to us upon the release of the escrow accounts originally established in connection with the acquisition of Boardtown Corporation and by an additional payment of $0.1 million being made to Critical Path as a result of their satisfaction of certain post-closing conditions in the asset purchase agreement relating to customer retention. This additional payment to Critical Path Inc. has been reflected as additional goodwill.

        We invested an additional $3.4 million in property and equipment related primarily to our hosted email environment during Fiscal 2007 in order to combat the significant increase we have experienced in inbound spam.

        In addition, as certain of our forward contracts mature, margin security against these contracts is released from restricted cash. During Fiscal 2007, $1.0 million was released from restricted cash.

        In June 2008, the unsecured promissory note due to the former shareholders of Mailbank.com Inc. is due. The Company intends to make this payment from working capital.

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

Subsequent event

        On February 20 2008, Tucows entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis through December 31, 2008. These forward plus contracts are designed to hedge our expected Canadian dollar requirements over the period. On each expiry date, we will sell US$900,000 and buy Canadian dollars at the current exchange rate at a worst case rate, the base rate, of US$1.00: Cdn$1.014. We benefit from a lower US$/Cdn$exchange rate on each of the expiry dates, as long as the limit rate (US$1.00: Cdn$1.05) has not been reached between the transaction inception and expiry date. Should the limit rate be reached at any point during this period, then all remaining forward plus contracts will be fixed at the base rate of US$1.00: Cdn$1.014 for delivery on the respective value dates.

        See additional discussion under Quantitative and Qualitative Disclosures about Market Risk in connection with the forward plus contracts that we entered into in February 2008.

Off Balance Sheet Arrangements and Contractual Obligations

        We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2007 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. A summary of our contractual obligations and commercial commitments as of December 31, 2007 is presented in the table below. Purchase obligations include amounts committed under legally enforceable contracts or purchase orders.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$1,539,000	$367,000	$768,000	$404,000
Purchase obligations	3,274,000	1,834,000	1,440,000	—
Loan Payable	8,774,000	1,914,000	5,743,000	1,117,000
Note payable	6,000,000	6,000,000	—	—

Total	$19,587,000	$10,115,000	$7,951,000	$1,521,000

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2007.

        Although we have a functional currency of U.S. dollars, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward plus contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. These contracts, entered into in February 2008, will be utilized over the period ending December 31, 2008.

        On February 20 2008, Tucows entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis for the period ending December 31, 2008. These forward plus contracts are designed to hedge the Company's expected Canadian dollar requirements over the period. On each expiry date, the Company will sell US$900,000 and buy Canadian dollars at a worst case rate, the base rate, of US$1.00 : Cdn$1.014, but can benefit from a lower US$/Cdn$ exchange rate on each of the expiry dates, as long as the limit rate (US$1.00 : Cdn$1.05) has not been reached between the transaction inception and expiry date. Should the limit rate be reached at any point during this period, then all remaining forward plus contracts will be fixed at the base rate of US$1.00 : Cdn$1.014 for delivery on the respective value dates.

        As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

        The impact of the fair value adjustment on unrealized foreign exchange forward contracts for Fiscal 2007 was a net gain of approximately $497,000, and for Fiscal 2006, the impact was a net loss of approximately $575,000, which is reflected on the consolidated statements of operations in general and administrative expenses. As of December 31, 2007, we had no outstanding foreign currency forward contracts.

        We have performed a sensitivity analysis model for foreign exchange exposure over Fiscal 2007. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during Fiscal 2007. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for Fiscal 2007 of approximately $2.0 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tucows. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

        There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tucows have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Management's report on internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Stanley Stern	Chairman of the Board of Directors since August 2001

Mr. Stern, 51, has been a managing director and head of investment banking with Oppenheimer & Co. Inc., an investment banking firm, since April 2004. From February 2002 to March 2004, Mr. Stern served as a managing director and head of investment with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as managing director of STI Ventures Advisory USA Inc. and as a member of the Board of Directors and the investment committee of STI Ventures, a venture capital company focusing on the high technology market.
Eugene Fiume	Director since June 2005

Mr. Fiume, 50, is a Professor (since 1995) and past Chair (1998-2004) of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. Mr. Fiume's advisory board positions include the Max-Planck Center for Visual Computing and Communication and NGRAIN Corporation. Mr. Fiume also works with venture capital companies and SMEs on due diligence and strategy.
Erez Gissin	Director since August 2001

Mr. Gissin, 49, is the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. Prior to July 2000, from July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel and elsewhere. Mr. Gissin is also a director of Partner Communications Ltd. (NASDAQ: PTNR) and Gilat Satcom Ltd. (LSE: GLT).
Allen Karp	Director since October 2005

Mr. Karp, 67, was a partner in the law firm of Goodman and Carr LLP, where he practiced law from 1966 until 1986. Mr. Karp had been with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. Mr. Karp is a Trustee of Brookfield Real Estate Services Fund and is a director of its management company, the Chair of its corporate governance committee and sits on the audit committee. Mr. Karp is Chairman of the board of trustees of IBI Income fund, and is Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a director and immediate past Chairman of the Toronto International Film Festival Group and a member of its corporate governance committee.
Lloyd Morrisett	Director since February 1994

Dr. Morrisett, 78, served as a director of Infonautics, Inc., our predecessor, beginning in February 1994 and served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Delaware in August 2001 and became Tucows Inc. He is the co-founder of the Children's Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

Elliot Noss	Director since August 2001

Mr. Noss, 44, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.
Jeffrey Schwartz	Director since June 2005

Mr. Schwartz, 45, was originally Vice President of the Juvenile Division of Dorel Industries, a position he held until 1989, when their Canadian divisions were merged and he became Vice-President, Finance. Mr. Schwartz held the position of Vice-President, Finance from 1989 until 2003. In 2003, his title was changed to Executive Vice-President and Chief Financial Officer. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

        Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Governance Principals

        The governance principals of our Board of Directors include the charters of our audit committee, our Code of Conduct, and our Code of Ethics. Each of these documents and various other documents embodying our governance principals are published on our website at http://about.tucows.com. Amendments and waivers of our Code of Ethics will either be posted on our website or filed with the SEC on a current report on Form 8-K.

Independence

        In 2007, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of the American Stock Exchange ("AMEX").

Meetings

        Our Board of Directors met five times during the 2007 fiscal year. Our Board of Directors also took action by unanimous written consent on five occasions during the 2007 fiscal year. Each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during the 2007 fiscal year.

Executive Sessions of Independent Directors

        A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Schwartz was responsible for chairing the executive sessions.

Policy regarding attendance

        Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2007 annual meeting of shareholders in person while the remainder of the Board of Directors attended by teleconference.

Committees

        Our Board of Directors has two committees, an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and a Corporate Governance,

Nomination and Compensation Committee. The Board of Directors created the Corporate Governance, Nomination and Compensation Committee and adopted a new charter in November 2007 in order to expanded the responsibilities of our compensation committee to include oversight of our corporate governance principles and our Board nomination process. Our committees generally meet in connection with regularly scheduled quarterly and annual meetings of the Board of Directors, with additional meetings held as often as its members deem necessary to perform its responsibilities. From time to time, depending on the circumstances, the board may form a new committee or disband a current committee.

        The audit committee currently consists of Mr. Schwartz, Mr. Karp and Dr. Morrisett, all of whom are independent directors as defined in Section 121A of the AMEX listing standards.

The audit committee held five meetings during the 2007 fiscal year. The audit committee's purposes are:

  •
  To assist the Board of Directors in its oversight of (1) our accounting and financial reporting processes and the audits of our financial statements, and (2) our compliance with legal and regulatory requirements;

  •
  To interact directly with and evaluate the performance of the independent auditors, including to determine whether to engage or dismiss the independent auditors and to monitor the independent auditors' qualifications and independence; and

  •
  To prepare the report required by the rules of the SEC to be included in our annual Form 10-K.

        Each of the members of our audit committee is an independent director and satisfies the independence standards specified in Section 121A of the AMEX listing requirements and Rule 10A-3 under the Securities Exchange Act of 1934, and is able to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. Additionally, the Board of Directors has determined that Mr. Schwartz qualifies is an "audit committee financial expert" as defined under Item 407(d)(v) of Regulation S-K. The Board of Directors has adopted a written charter for the audit committee, which the audit committee has reviewed and determined to be in compliance with the rules set forth in the AMEX listing requirements.

        The corporate governance, nomination and compensation committee currently consists of Mr. Stern, Mr. Schwartz, Dr. Morrisett and Mr. Karp, all of whom are independent directors as defined in Section 121A of the AMEX listing standards.

        Mr. Karp was appointed to the committee effective November 8, 2007. This committee was formerly known as the compensation committee, and effective November 8, 2007 had its roles and responsibilities expanded to include the corporate governance and nomination responsibilities. This committee adopted a formal charter which is available on http://about.tucows.com.

        The committee held two meetings during the 2007 fiscal year. The corporate governance, nomination and compensation committee has responsibility for the oversight, review and approval of senior management's compensation philosophy and practices. To assist it in meeting this mandate the corporate governance, nomination and compensation committee has the authority to hire its own independent advisors and is authorized to delegate responsibilities to management, independent accountants and internal and outside lawyers.

        The corporate governance, nomination and compensation committee makes recommendations to the Board of Directors on compensation for the chief executive officer and approves the compensation for individuals that report directly to the chief executive officer, including the named executive officers, to ensure that they meet corporate objectives. For this purpose, named executive officers' are defined as the chief executive officer, the chief financial officer and our three other most highly compensated executive officers. The Board of Directors and the corporate governance, nomination and compensation committee also review, approve and evaluate short-term and long-term incentive designs and incentive awards for our senior management. The board as a whole reviews the recommendations of the corporate governance, nomination and compensation committee and gives final approval on the compensation for the chief executive officer.

Shareholder nominations to the Board

        Our Board of Directors will consider any candidate proposed in good faith by one of our shareholders and has adopted a resolution that requires a shareholder to timely submit, to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada, the following:

  •
  the candidate's name and the information about the individual that would be required to be included in a proxy statement under the rules of the SEC;

  •
  information about the relationship between the candidate and the nominating shareholder;

  •
  the consent of the candidate to serve as a director; and

  •
  proof of the number of shares of our common stock that the nominating shareholder owns and the length of time the shares have been owned.

        In order to be considered by the Board of Directors, a shareholder's nomination must be delivered to our secretary at least 120 days before the date on which we first mailed our proxy materials for our prior year's annual meeting of shareholders. Subject to compliance with statutory or regulatory requirements, our Board of Directors does not expect that candidates recommended by shareholders will be evaluated in a different manner than other candidates.

        In considering candidates for nomination, our Board of Directors shall seek individuals who evidence strength of character, mature judgment and the ability to work collegially with others. Furthermore, it is the policy of our Board of Directors that it endeavor to have directors who collectively possess a broad range of skills, expertise, industry and other knowledge and business and other experience useful to the effective oversight of our business; therefore, in considering whether to nominate a person for election as a director, the independent directors and our Board of Directors will consider, among other factors, the contribution such person can make to the collective competencies of the board based on such person's background. In determining whether to nominate a current director for re-election, the board will take into account these same criteria as well as the director's past performance, including his or her participation in and contributions to the activities of the board. Because we do not have a standing nominating committee, the seven nominees that are currently serving as directors were selected for re-election by our whole board.

Ethics policy for senior officers.

        Our Board of Directors has adopted an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the ethics policy for senior officers can be obtained from our Internet web site at http://about.tucows.com, without charge.

Communications with the Board of Directors.

        We provide an informal process for shareholders to send communications to our Board of Directors. If you wish to communicate with our Board of Directors, you may send correspondence to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada. The Secretary will submit your correspondence to the chairman of the Board of Directors, the chairman of the appropriate committee, or the appropriate individual director, as applicable.

Director compensation.

        Directors who are employees receive no additional or special compensation for serving as directors. The Board of Directors determines the total amount of the annual retainer as well as the amounts of any meeting or committee fee based upon recommendations from the corporate governance, nomination and compensation committee of the board and input from the chief executive officer.

        Under the terms of our current equity compensation plan, we make formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock-based compensation for our Non-employee directors is governed by our 2006 Omnibus Equity Compensation Plan (the "2006 Plan") or its predecessor, our 1996 Equity Compensation Plan (the "1996 Plan"). All options granted under the formula grants are immediately exercisable, have an exercise price equal to the fair market value per share of our common stock as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the 2006 Plan as follows:

  •
  on the date each non-employee director becomes a director, he or she is granted options to purchase 15,000 shares of our common stock;

  •
  on the date each director becomes a member of a committee of our Board of Directors, he or she is granted options to purchase 10,000 shares of our common stock with respect to each committee on which he or she sits;

  •
  on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 5,000 shares of our common stock; and

  •
  on each date on which we hold our annual meeting of shareholders, each member of a committee of our Board of Directors in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 5,000 shares of our common stock.

        Effective as of January 1, 2007, non-employee directors who serve as members of our audit committee receive an annual fee of $12,000 and non-employee directors who serve on our corporate governance, nomination and compensation committee, receive an annual fee of $6,000. In addition, all non-employee directors receive the following meeting attendance fees:

Director meeting attendance fees:
Board Meeting Personal Attendance Fees (per meeting)	$3,000
Regularly Scheduled Telephonic Board Meeting Attendance Fees (per meeting)	$500
Regularly Scheduled Telephonic Audit Committee Meeting Attendance Fees (per meeting)	$250
Regularly Scheduled Telephonic Corporate Governance, Nomination and Compensation Committee Meeting Attendance Fees (per meeting)	$250

        All fees paid to directors are paid in quarterly installments.

        We also purchase directors and officers liability insurance for the benefit of our directors and officers as a group in the amount of $10 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or its committees. No fees are payable to directors for attendance at specially called meetings of the board.

        The table below shows all compensation paid to each of our non-employee directors during 2007. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Stanley Stern	12,250	3,720	—	15,970
Eugene Fiume	8,500	1,860	—	10,360
Erez Gissin	8,000	1,860	—	9,860
Allen Karp	20,750	3,720	—	24,470
Lloyd Morrisett	27,750	5,580	—	33,330
Jeffrey Schwartz	27,750	5,580	—	33,330

	105,000	22,320	—	127,320

(1)
On June 7, 2007 under the 2006 Omnibus Equity Compensation Plan (the "2006 Plan"), our non-employee directors were awarded these automatic option grants. Under the 2006 Plan these options vested immediately and carry an exercise price of $0.372. All these options remained outstanding at December 31, 2007 and have a five year term. The Grant Date Fair Value of the Option Grants was based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 9 to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

        We believe that, under the SEC's rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than 10 percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2007.

Stock ownership of management

        We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to Fiscal 2007, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of our outstanding common stock as reported in their filings with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Summary compensation table

        The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during the fiscal year ended December 31, 2007. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2007 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.0743 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for the 2007 fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
Elliot Noss President and Chief Executive Officer	2007 2006	279,252 242,739	89,081 45,513	45,499 32,769	9,774 9,268	423,606 330,289
Michael Cooperman Chief Financial Officer	2007 2006	218,747 194,192	61,435 36,648	35,878 26,277	11,449 10,857	327,509 267,974
David Woroch Vice President, Sales	2007 2006	167,551 150,058	70,651 27,309	18,192 10,465	6,981 6,620	263,375 194,452

(1)
Represents bonus earned during the fiscal years ended December 31, 2007 and 2006. Of the Fiscal 2007 amount, the following amounts were only paid in February 2008:

Elliot Noss	$38,467
Michael Cooperman	$26,529
David Woroch	$30,508
(2)
Represents the dollar amount we recognized in our 2007 and 2006 income statements for option awards to the named executive officers, calculated in accordance with FAS 123R, and thus include amounts from awards granted in 2007 and in prior years. Please see note 9 entitled "Stock Options" in the notes to our audited financial statements below, for a discussion of the assumptions underlying these calculations.

(3)
Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2007 2006	1,396 1,324	8,378 7,944	— —	9,774 9,268
Michael Cooperman	2007 2006	1,396 1,324	7,819 7,415	2,234 2,118	11,449 10,857
David Woroch	2007 2006	1,396 1,324	5,585 5,296	— —	6,981 6,620

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Elliot Noss	60,000 214,575 278,948 1,394,738 76,500 166,667 —	— — — — — 33,333 150,000	0.44 0.37 0.37 0.37 0.36 0.58 0.85	7/1/12 8/5/13 8/5/13 8/5/13 8/4/13 8/10/14 3/18/14

	2,191,428	183,333

Michael Cooperman	50,000 643,725 76,500 125,000 —	— — — 25,000 120,000	0.44 0.37 0.36 0.58 0.85	7/1/12 8/5/13 8/4/13 8/10/14 3/18/14

	895,225	145,000

David Woroch	42,915 20,000 30,000 50,000 —	— — — 10,000 80,000	0.49 0.44 0.36 0.58 0.85	6/30/12 7/1/12 8/4/13 8/10/14 3/18/14

	142,915	90,000

        The stock options grants listed in the above table were issued under our 1996 Equity Compensation Plan as well as under our 2006 Equity Compensation Plan.

        Under the 1996 Equity Compensation Plan, these options vest over a period of four years and have a 10 year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% after the first year, with the remaining 75% vesting evenly at each month end over the next thirty six months, becoming fully exercisable after the fourth year.

        Under the 2006 Equity Compensation Plan, these options vest over a period of four years and have a 7 year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

Potential Payments on Termination or Change In Control

        We have certain agreements that require us to provide compensation to our named executive officers in the event of a termination of employment or a change in control of the Company. These agreements are summarized following the table below and do not include any payment for termination for cause. The tables below show estimated compensation payable to each named executive officer upon various triggering events. Actual amounts can only be determined upon the triggering event.

	2007	Termination without Cause	Change in Control
Elliot Noss(1)
Compensation
Base Salary/Severance(2)		$279,252	$979,252
Bonus Plan(3)		134,972	134,972
Acceleration of Unvested Equity Awards(4)		3,667	3,667
Benefits(5)
Car Allowance		8,378	8,378
Healthcare Flexible Spending Account		1,396	1,396
Healthclub		—	—

		$427,665	$1,127,665

	2007	Termination without Cause	Change in Control
Michael Cooperman(1)
Compensation
Base Salary/Severance(2)		$218,747	$568,747
Bonus Plan(3)		93,084	93,084
Acceleration of Unvested Equity Awards(4)		2,750	2,750
Benefits(5)
Car Allowance		7,819	7,819
Healthcare Flexible Spending Account		1,396	1,396
Healthclub		2,234	2,234

		$326,030	$676,030

	2007	Termination without Cause	Change in Control
David Woroch(1)
Compensation
Base Salary/Severance(2)		$167,551	$167,551
Bonus Plan(3)		107,046	107,046
Acceleration of Unvested Equity Awards(4)		1,100	1,100
Benefits(5)
Car Allowance		5,585	5,585
Healthcare Flexible Spending Account		1,396	1,396
Healthclub		—	—

		$282,678	$282,678

(1)
For the purpose of the table we assumed an annual base salary at the executive's level as of December 31, 2007.

(2)
Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 18 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)
For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2007 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)
For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2007, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2007 was $0.69.

(5)
Pay for unused vacation, extended health, matching registered retirement savings plan benefit, life insurance and accidental death and dismemberment insurance are standard programs offered to all employees and are therefore not reported.

Employment Agreements—Termination

        Employment contracts are currently in place for each of the named executive officers, which contracts detail the severance payments that will be provided on termination of employment and the consequent obligations of non-competition and non-solicitation.

        The following details the cash severance payment that will be paid to each of the named executive officers in the event of termination without cause or termination for good reason.

        Upon termination without cause, Mr. Woroch is entitled to a severance payment in the amount of six months' compensation plus one months' compensation for each additional completed year of service. Severance payments can be made in equal monthly installments. Mr. Woroch is bound by a standard non-competition covenant for a period of twelve months following their termination.

        Messrs Noss and Cooperman's employment agreements are subject to early termination by us due to:

  •
  the death or disability of the executive;

  •
  for "cause;" or

  •
  without "cause."

        If we terminate Mr. Noss without "cause," he is entitled to receive 12 months of compensation plus one month of compensation for each year of service, to a maximum of 18 months of compensation.

        If we terminate Mr. Cooperman's employment without "cause," he is entitled to receive six months of compensation plus one month of compensation for each year of service.

        For purposes of the employment agreements, "cause" is defined to mean the executive's conviction (or plea of guilty or nolo contendere) for committing an act of fraud, embezzlement, theft or other act constituting a felony or willful failure or an executive's refusal to perform the duties and responsibilities of his position, which failure or refusal is not cured within 30 days of receiving a written notice thereof from our Board of Directors.

Employment Agreements—Change in Control

        Under their employment agreements, both Mr. Noss and Mr. Cooperman are also entitled to the change in control benefits described in the following paragraph if:

  •
  the executive resigns with or without "good reason" within the 30-day period immediately following the date that is six months after the effective date of the "change in control;" or

  •
  within 18 months after a "change in control" and executive's employment is terminated either:

  •
  without "cause;" or

  •
  by resignation for "good reason."

        If an executive's employment is terminated following a change in control under the circumstances described in the preceding paragraph, the executive is entitled to receive a lump sum payment based upon the fair market value of the Company on the effective date of the "change in control" as determined by our Board of Directors in the exercise of good faith and reasonable judgment taking into account, among other things, the nature of the "change in control" and the amount and type of consideration, if any, paid in connection with the "change in control." Depending on the fair market value of the company, the lump sum payments range from $375,000 to $2 million in the case of Mr. Noss, and from $187,500 to $1 million in the case of Mr. Cooperman. In addition to the lump sum payments, all stock options held by the executive officers will be immediately and fully vested and exercisable as of the date of termination.

        A "change in control" is generally defined as:

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

        "Good reason" is defined to include the occurrence of one or more of the following:

  •
  the executive's position, management responsibilities or working conditions are diminished from those in effect immediately prior to the change in control, or he is assigned duties inconsistent with his position;

  •
  the executive is required to be based at a location in excess of 30 miles from his principal job location or office immediately prior to the change in control;

  •
  the executive's base compensation is reduced, or the executive's compensation and benefits taken as a whole are materially reduced, from those in effect immediately prior to the change in control; or

  •
  we fail to obtain a satisfactory agreement from any successor to assume and agree to perform our obligations to the executive under his employment agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of our common stock, as of March 14, 2008 by each of our chief executive officer, our chief financial officer and our three other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 14, 2008	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	421,197	(2)	2,245,594	2,666,791	3.4%
Michael Cooperman	90,715		937,725	1,028,440	1.3%
David Woroch	93,050		167,915	260,965	*
Kenneth Schafer	—		20,000	20,000	*
Carla Goertz	—		41,667	41,667	*
Eugene Fiume	—		25,000	25,000	*
Erez Gissin	—		25,000	25,000	*
Allen Karp	20,000	(3)	45,000	65,000	*
Lloyd Morrisett	65,000	(4)	75,000	140,000	*
Jeffrey Schwartz	—		65,000	65,000	*
Stanley Stern	173,850		208,050	381,900	*
All directors and executive officers as a group (11 persons)	863,812		3,855,951	4,719,763	6.1%

*
Less than 1%.

(1)
Based on 73,888,542 shares outstanding as of March 14, 2008, adjusted for shares of stock beneficially owned but not yet issued.

(2)
Includes an aggregate of 86,869 shares of common stock owned by two separate family trusts of which Mr. Noss is the trustee.

(3)
These shares of common stock are owned by Karp Corp., Inc., as nominee for Mr. Karp's wife.

(4)
These shares of common stock are owned jointly by Dr. Morrisett and his wife.

Principal shareholders.

        The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 14, 2008.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Diker GP, LLC 745 Fifth Avenue, Suite 1409 New York, New York 10151	9,407,035	(2)	12.7%
Mark Cuban 5424 Deloache Avenue Dallas, TX 75220	6,932,784	(3)	9.4%

(1)
Based on 73,888,542 shares outstanding as of March 14, 2008.

(2)
As disclosed on Schedule 13D/A, filed with the SEC on February 12, 2008. The shares are held indirectly by Diker Management, LLC, in its capacity as the Registered Investment Adviser of certain managed accounts and funds. The reporting person is a Registered Investment Adviser and as such disclaims all beneficial ownership of these shares and in any case disclaims beneficial ownership of these shares except to the extent of the reporting person's pecuniary interest in the shares.

(3)
As disclosed on Schedule 13D filed with the SEC on August 22, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Review, Approval or Ratification of Transactions with Related Persons

        The Audit Committee Board of Directors is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer or director that would potentially require disclosure pursuant to the audit committee charter. As of the date of this Form 10-K, we expect that any transactions in which related persons have a direct or indirect interest will be presented to the audit committee for review and approval. While neither the audit committee nor the board have adopted a written policy regarding related party transactions, the audit committee makes inquiries to our management and our auditors when reviewing such transactions. Neither we nor the audit committee are aware of any transaction that was required to be reported with the SEC where such policies and procedures either did not require review or were not followed.

Director Independence

        Our Board of Directors has determined that each of Messrs. Stern, Fiume, Gissin, Schwartz and Karp and Dr. Morrisett are independent directors as defined in Section 121A of the AMEX listing standards. In this Form 10-K, these six directors are referred to individually as an "independent director" and collectively as the "independent directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        A summary of the fees of KPMG LLP for the years ended December 31, 2007 and 2006 are set forth below:

	2007 Fees	2006 Fees
Audit Fees(1)	$266,000	$273,900
Audit-Related Fees	—	—
Tax Fees(2)	112,000	61,900
All Other Fees	—	—

Total Fees	$378,000	$335,800

(1)
Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our quarterly reports on Form 10-Q and services associated with registration statements.

(2)
Consists of fees and expenses for tax consulting and review services.

Audit committee pre-approval of audit and permissible non-audit services of independent auditors.

        The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided to us by our independent auditors. Under this policy, the audit committee pre-approves all audit and certain permissible accounting and non-audit services performed by the independent auditors. These permissible services are set forth on an attachment to the policy that is updated at least annually and may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides the audit committee with an audit plan including proposed fees in advance of the annual audit. The audit committee approves the plan and fees for the audit.

        With respect to non-audit and accounting services of our independent auditors that are not pre-approved under the policy, the employee making the request must submit the request to our chief financial officer. The request must include a description of the services, the estimated fee, a statement that the services are not prohibited services under the policy and the reason why the employee is requesting our independent auditors to perform the services. If the aggregate fees for such services are estimated to be less than or equal to $25,000, our chief financial officer will submit the request to the chairman of the audit committee for consideration and approval, and the engagement may commence upon the approval of the chairman. The chairman is required to inform the full audit committee of the services at its next meeting. If the aggregate fees for such services are estimated to be greater than $25,000, our chief financial officer will submit the request to the full audit committee for consideration and approval, generally at its next meeting or special meeting called for the purpose of approving such services. The engagement may only commence upon the approval of full audit committee.

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

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of December 14, 2005, between Critical Path and Tucows Inc. (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the Securities and Exchange Commission ("the SEC") on December 19, 2005).
2.2	Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
3.1	Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on November 29, 2007).
3.2	Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.1	Stock Purchase Agreement, dated as of April 20, 2004, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on May 11, 2004).
10.2	Amendment to Stock Purchase Agreement, dated as of May 3, 2005, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on May 5, 2005).
10.3	2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.4*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.5*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.7*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris (Incorporated by reference to Exhibit 10.6 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.8	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).
10.9	Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.10*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.11	Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.12	Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.13	Software and Services Agreement, dated March 20, 2007, by and between Tucows Inc. and Nitido Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' report on Form 10-Q/A, as filed with the SEC on May 23, 2007).
10.14	Asset Sale Agreement, dated as of June 14, 2007, by and among Tucows.com Co, Tucows Domain Holdings Co., Mailbank Nova Scotia Co. and Internet REIT, Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on June 20, 2007)
10.15	Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.16	Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.17	Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.18	Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

21.1	Subsidiaries of Tucows Inc. (Incorporated by reference to Exhibit 21.1 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007)
23.1#	Consent of KPMG LLP.
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1#	Chief Executive Officer's Section 1350 Certification.
32.2#	Chief Financial Officer's Section 1350 Certification.

*
Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#
Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

  •
  Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, such as resource constraints, human error, lack of knowledge or awareness and the possibility of intentional circumvention of these controls, internal control over financial reporting may not prevent or detect misstatements. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

/s/ ELLIOT NOSS Elliot Noss President and Chief Executive Officer (Principal Executive Officer)	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial Officer)
March 28, 2008	March 28, 2008

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Tucows Inc.:

        We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the financial statements, the Company changed its method of accounting for income tax uncertainties in 2007.

/s/ KPMG LLP Chartered Accountants, Licensed Public Accountants Toronto, Canada February 7, 2008, except as to note 13, which is as of February 20, 2008

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,093,476	$6,256,392
Restricted cash	—	1,019,423
Accounts receivable, net of allowance for doubtful accounts of $95,000 as of December 31, 2007 and $147,500 as of December 31, 2006	3,422,180	2,969,997
Prepaid expenses and deposits	3,132,129	2,394,627
Prepaid domain name registry and ancillary services fees, current portion	25,473,465	22,168,558
Cash held in escrow (note 3)	1,070,632	—
Deferred tax asset, current portion (note 10)	2,000,000	1,000,000

Total current assets	43,191,882	35,808,997
Prepaid domain name registry and ancillary services fees, long-term portion	10,765,862	9,511,341
Property and equipment (note 4)	4,963,311	5,647,532
Deferred financing charges	128,200	—
Deferred tax asset, long-term portion (note 10)	1,000,000	2,000,000
Intangible assets (note 5)	22,150,738	18,554,436
Goodwill (note 3)	17,490,807	12,094,817
Investment (note 7)	353,737	353,737
Cash held in escrow (note 3)	—	694,579

Total assets	$100,044,537	$84,665,439

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,689,346	$2,867,814
Accrued liabilities	3,289,087	2,567,012
Customer deposits	3,267,784	3,144,119
Promissory note payable, current portion (note 3(c))	6,000,000	—
Loan payable, current portion (note 6)	1,914,242
Deferred revenue, current portion	35,465,584	31,658,081
Accreditation fees payable, current portion	483,090	847,325

Total current liabilities	53,109,133	41,084,351
Deferred revenue, long-term portion	15,147,644	13,478,525
Accreditation fees payable, long-term portion	181,345	163,988
Promissory note payable (note 3(c))	—	6,000,000
Loan payable, long-term portion (note 6)	6,859,366	—
Deferred tax liability (note 3(c) and note 10)	5,396,000	5,396,000
Stockholders' equity (note 8)
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 73,888,542 shares issued and outstanding as of December 31, 2007 and 75,978,502 shares issued and outstanding as of December 31, 2006	15,350,915	15,395,381
Additional paid-in capital	48,537,313	50,359,906
Deficit	(44,537,179)	(47,212,712)

Total stockholders' equity	19,351,049	18,542,575

Total liabilities and stockholders' equity	$100,044,537	$84,665,439

Subsequent event (note 13)
Commitments and contingencies (note 12)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Net revenues (note 14)	$74,638,196	$65,029,490	$48,517,039
Cost of revenues (note 14):
Cost of revenues (*)	48,742,915	41,534,963	30,645,004
Depreciation of property and equipment	3,738,324	2,755,736	751,613
Amortization of intangible assets	302,832	207,168	—

Total cost of revenues	52,784,071	44,497,867	31,396,617

Gross profit	21,854,125	20,531,623	17,120,422
Expenses:
Sales and marketing (*)	6,345,999	5,985,907	4,855,050
Technical operations and development (*)	6,710,841	8,152,138	5,627,426
General and administrative (*)	4,735,132	5,890,123	4,346,224
Depreciation of property and equipment	263,101	223,131	200,079
Amortization of intangible assets	1,174,864	669,476	236,160

Total expenses	19,229,937	20,920,775	15,264,939

Income (loss) from operations	2,624,188	(389,152)	1,855,483
Other income:
Interest income (expense), net	(516,853)	110,525	462,424
Other income, net (note 11)	619,014	2,347,026	302,734

Total other income	102,161	2,457,551	765,158

Income before provision for income taxes	2,726,349	2,068,399	2,620,641
Provision for (recovery of) income taxes (note 10)	50,816	(92,035)	(151,975)

Net income for the year	$2,675,533	$2,160,434	$2,772,616

Basic earnings per common share (note 2(o))	$0.04	$0.03	$0.04

Shares used in computing basic earnings per common share (note 2(o))	74,361,470	74,032,830	69,077,329

Diluted earnings per common share (note 2(o))	$0.03	$0.03	$0.04

Shares used in computing diluted earnings per common share (note 2(o))	77,046,519	76,489,381	72,481,204

See accompanying notes to consolidated financial statements
(*) Stock-based compensation has been included in operating expenses as follows:
Cost of revenues	$15,000	$9,700	$—
Sales and marketing	$80,200	$64,900	$—
Technical operations and development	$78,800	$91,700	$—
General and administrative	$147,600	$131,740	$—

Tucows Inc.

Consolidated Statements of Stockholders' Equity

(Dollar amounts in U.S. dollars)

	Common stock
			Additional paid in capital		Total stockholders' equity
	Number	Amount		Deficit
Balances, December 31, 2004	66,817,250	9,541,277	50,061,866	(52,145,762)	7,457,381
Exercise of stock options	771,555	300,870	—	—	300,870
Acquisition of Boardtown Corporation (note 3(c))	1,066,075	986,600	—	—	986,600
Net proceeds received on issuance of common stock, net of issue costs	3,290,423	1,574,675	—	—	1,574,675
Net income for the year	—	—	—	2,772,616	2,772,616

Balances, December 31, 2005	71,945,303	12,403,422	50,061,866	(49,373,146)	13,092,142
Exercise of stock options	433,293	206,608	—	—	206,608
Acquisition of Boardtown Corporation (note 3(c))	3,569	3,281	—	—	3,281
Acquisition of Mailbank.com Inc. (note 3(b))	3,596,337	2,782,070	—	—	2,782,070
Stock-based compensation (note 9)	—	—	298,040	—	298,040
Net income for the year	—	—	—	2,160,434	2,160,434

Balances, December 31, 2006	75,978,502	15,395,381	50,359,906	(47,212,712)	18,542,575
Exercise of stock options	526,640	478,855	(220,559)	—	258,296
Repurchase of shares (note 8)	(2,616,600)	(523,321)	(1,923,634)	—	(2,446,955)
Stock-based compensation (note 9)	—	—	321,600	—	321,600
Net income for the year	—	—	—	2,675,533	2,675,533

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2007	2006	2005
Cash provided by (used in):
Operating activities:
Net income for the year	$2,675,533	$2,160,434	$2,772,616
Items not involving cash:
Depreciation of property and equipment	4,001,425	2,978,867	951,692
Amortization of deferred financing charges	26,616	—	—
Amortization of intangible assets	1,477,696	876,644	236,160
Unrealized change in the fair value of forward contracts	(497,253)	574,762	30,119
Stock-based compensation	321,600	298,040	—
Change in non-cash operating working capital:
Interest receivable	—	39,574	(39,574)
Accounts receivable	(425,959)	(1,475,715)	(328,247)
Prepaid expenses and deposits	(485,374)	141,897	126,763
Prepaid domain name registry and ancillary services fees	(4,559,427)	(5,801,972)	(3,804,225)
Accounts payable	(67,268)	745,581	171,652
Accrued liabilities	902,001	44,828	(1,271,703)
Customer deposits	123,665	867,482	29,375
Deferred revenue	5,476,621	7,102,935	4,618,723
Accreditation fees payable	(346,878)	264,716	570,297

Net cash provided by operating activities	8,622,998	8,818,073	4,063,648

Financing activities:
Proceeds received on exercise of stock options	258,296	206,608	300,870
Repurchase of shares	(2,446,955)	—	—
Net proceeds received on issuance of common stock, net of issue costs	—	—	1,574,675
Repayment of note payable	—	(2,122,930)	—
Proceeds received on loan payable	9,416,393	—	—
Repayment of loan payable	(797,601)	—	—

Net cash (used in) provided by financing activities	6,430,133	(1,916,322)	1,875,545

Investing activities:
Cost of domain names acquired	(23,999)	—	—
Additions to property and equipment	(3,408,403)	(4,607,774)	(1,477,126)
Investment in short-term investments	—	1,771,569	(1,771,569)
Decrease (increase) in restricted cash—being margin security against forward exchange contracts	1,019,423	(959,423)	400,398
Deferred acquisition costs	—	—	(46,034)
Acquisition of Mailbank.com Inc., net of cash acquired	(90,050)	(6,486,732)	—
Acquisition of Hosted Messaging Assets, net of cash acquired	—	(7,552,320)	—
Acquisition of Boardtown Corporation, net of cash acquired	(4,900)	(85,599)	—
Acquisition of Innerwise Inc., net of cash acquired	(10,332,065)	—	—
Decrease (increase) in cash held in escrow	(376,053)	(73,168)	388,238

Net cash used in investing activities	(13,216,047)	(17,993,447)	(2,506,093)

Increase in cash and cash equivalents	1,837,084	(11,091,696)	3,433,100
Cash and cash equivalents, beginning of year	6,256,392	17,348,088	13,914,988

Cash and cash equivalents, end of year	$8,093,476	$6,256,392	$17,348,088

Supplemental cash flow information:
Interest paid	$784,263	$254,502	$300
Supplementary disclosure of non-cash investing and financing activities:
Capital assets acquired during the period not yet paid for	$273,070	$384,270	$—
Common stock issued on the acquisition of Boardtown Corporation	$—	$3,281	$986,600
Common stock issued on the acquisition of Mailbank.com Inc.	$—	$2,782,070	$—
Prommisory note payable on the acquisition of Mailbank.com Inc.	$—	$6,000,000	$—

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar Amounts in U.S. dollars)

1. Organization of the Company:

        The Company is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates and email through its global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

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

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

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

  (e) Intangible assets

        Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise Inc. in June 2007, are being amortized on a straight-line basis over periods of three or seven years.

        The Company reviews the carrying values of its finite life intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value for the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

        Indefinite lived intangible assets represent domain names acquired from third parties and surname domain names and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized.

        Indefinite-lived intangible assets are assessed for impairment on at least an annual basis or more often if events or circumstances warrant. These impairment tests involve the use of discounted cash flow analyses to assess the fair value of the indefinite-lived assets and the recoverability of the carrying

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

value of these assets. These analyses involve estimates of future cash flows, estimated periods of use and applicable discount rates. If the fair values of these assets as determined above were less than the related carrying values, impairment losses would be recognized, as applicable. Management has determined that there is no impairment of the carrying value of these indefinite-lived intangible assets at December 31, 2007.

  (f) Goodwill

        Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill but is required to evaluate goodwill annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Absent triggering factors during the year, the Company conducts its goodwill assessment on December 31st to correspond with its measurement planning cycle. Impairment is tested at the reporting unit level by comparing the reporting unit's carrying amount to its fair value. The fair values of the reporting units are estimated using discounted cash flows based on historical experience and on various other assumptions, including current market trends and developments. To the extent a reporting unit's carrying amount exceeds its fair value, an impairment of goodwill exists. Impairment is measured by comparing the fair value of goodwill, determined in a manner similar to a purchase price allocation, to its carrying value. There was no impairment of goodwill at December 31, 2007.

  (g) Revenue recognition

        The Company's revenues are derived from domain name registration fees on both a wholesale and retail basis, the sale of domain names, the provisioning of other Internet services and advertising and other revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

        The Company earns registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning of other Internet services to resellers and registrars on a monthly basis. Service has been provided in connection with registration fees once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

        Revenue generated from the sale of domain names, earned from transferring the rights to domain names under the Company's control, are recognized once payment has been received in full.

        The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising and other revenues are

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

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

  (h) Deferred revenue

        Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other Internet services, on both a wholesale and retail basis, net of external commissions. Revenue received in advance of the provision of services from our software libraries advertising is deferred and recognized in the month that the services are provided.

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

  (k) Translation of foreign currency transactions

        The Company's functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. Foreign exchange gains amounting to $991,175, $780,512, and $250,714 have been recorded in general and administrative expenses in the consolidated statements of operations during the years ended December 31, 2007, 2006 and 2005, respectively.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

        The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges under SFAS 133 and has, therefore, accounted for such forward foreign exchange contracts at their fair values with a gain/(loss) recorded in general and administrative expenses in the consolidated statements of operations of $497,253, $(574,762) and $(30,119) for the years ended December 31, 2007, 2006 and 2005, respectively, equal to the change in the fair value of such contracts. There were no forward exchange contracts outstanding at December 31, 2007. The fair value of the forward foreign exchange contracts is included in accrued liabilities in the consolidated balance sheet at December 31, 2006.

  (l) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company capitalized $32,400, $204,100 and $328,300 during the years ended December 31, 2007, 2006 and 2005, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

        Effective January 1, 2007, the Company accounts for income tax uncertainties in accordance with FIN 48 (see note 2(u)).

        The Company is entitled to earn investment tax credits ("ITCs"), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

primarily to research and development expenses. The ITCs are recognized once the Company has reasonable assurance that the amounts will be realized.

  (n) Stock-based compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair value. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees."

        The Company adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements for Fiscal 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See Note 9 for further details.

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures" (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of operations for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

  (o) Earnings per common share

        Basic earnings per common share has been calculated on the basis of income for the year divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common stock equivalents or the proceeds of exercises of options.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

        The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Numerator for basic and diluted earnings per common share:
Income for the year	$2,675,533	$2,160,434	$2,772,616

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	74,361,470	74,032,830	69,077,329
Effect of stock options	2,685,049	2,456,551	3,403,875

Diluted weighted average number of shares outstanding	77,046,519	76,489,381	72,481,204

Basic earnings per common share	$0.04	$0.03	$0.04

Diluted earnings per common share	$0.03	$0.03	$0.04

        Options to purchase 752,011 shares of common stock were outstanding during 2007 (2006 : 513,311; 2005 : 105,510) but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares. The options which expire in years 2008 to 2016 were still outstanding at the end of 2007.

  (p) Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, cash held in escrow, accounts receivable and forward foreign exchange contracts. Cash equivalents, cash held in escrow and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk (no such contracts were outstanding at December 31, 2007). Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2007, 2006 or 2005. One customer accounted for 15% of accounts receivable at December 31, 2007,one customer accounted for 13% of accounts receivable at December 31, 2006 and one customer accounted for 11% of accounts receivable at December 31, 2005. All of these accounts receivable have been collected.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

  (q) Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accreditation fees payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

        As the cash held in escrow includes interest to December 31, 2007 the fair value of the cash held in escrow approximates its carrying value.

        Interest rates that are currently available to the Company for issuance of long-term debt and loan payable with similar terms and remaining maturities are used to estimate the fair value of the Company's promissory note and loan payable. The estimated fair value of the Company's promissory note and loan payable at December 31, 2007 was $6,103,000 and $8,948,000, respectively, compared to a carrying amount of $6,000,000 and $8,773,608.

  (r) Comprehensive income

        The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2007, 2006 and 2005.

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

        The Company's assets are located in Canada, United States and United Kingdom (see note 14).

  (t) Reclassifications

        Certain of the prior years' comparative figures have been reclassified to conform with the presentation adopted in the current year.

  (u) Recent accounting pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first interim or annual reporting period beginning after December 15, 2006. Tucows adopted FIN 48 on January 1, 2007. The implementation of FIN 48 had no impact on Tucows opening deficit.

        Tucows has approximately $180,000 of total gross unrecognized benefits as of the adoption of FIN 48 on January 1, 2007 which if recognized would favorably affect the income tax rate in future periods. As of December 31, 2007, Tucows has approximately $225,000 of total gross unrecognized benefits as more fully described in note 10 below. Tucows recognizes accrued interest and penalties related to unrecognized tax benefit in tax expense. Tucows does not have any interest and penalties accrued as of January 1, 2007 and December 31, 2007 as the tax benefit relates entirely to refundable tax credits. Tucows expects that $200,000 of the unrecognized tax benefit will decrease in the next twelve months. Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions.

        In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)" (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Tucows adopted EITF 06-03 on January 1, 2007. Any amounts we collect, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 does not have any effect on the Company's financial position or results of operations.

  Recent Accounting Pronouncements Not Yet Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of SFAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115," or SFAS No. 159. The new statement

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

3. Business acquisitions:

  a. Acquisition of Innerwise Inc. (dba ItsYourDomain.com):

        On July 25, 2007, Tucows (Delaware) Inc. ("Tucows DE"), one of the Company's wholly owned subsidiaries, acquired 100% of the outstanding capital stock of Innerwise Inc. (d/b/a ItsYourDomain.com) ("IYD"), a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates. The total aggregate consideration amounting to $10,950,112 is comprised of:

  •
  $10,847,650 paid in cash; and

  •
  $102,462 of estimated transaction costs.

        An additional $1.1 million of consideration is being held in escrow, and is payable in whole or in part by Tucows in August 2008, pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account also serves as a source of recovery. This additional contingent consideration will be recorded as additional goodwill at that time.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

        $9,571,209 of the cash paid by Tucows at the closing was funded by a bank loan from a Canadian chartered bank (see note 6).

        The preliminary allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Cash and cash equivalents		$618,047
Accounts receivable		26,224
Prepaid expenses and deposits		252,128
Property and equipment		20,000
Intangible assets including:
Technology	$350,000
Brand	1,000,000
Customer relationships	3,700,000	5,050,000

Goodwill		5,301,040

Total assets acquired		11,267,439
Accrued liabilities	317,327
Total liabilities		317,327

Purchase price		$10,950,112

        The residual value from the purchase price has been allocated to goodwill. The technology is being amortized over 3 years, while the remaining intangible assets are being amortized over 7 years.

        The purchase price allocation has been based on the working capital estimate computed as of July 25, 2007. The final adjustment to working capital as at July 25, 2007 is still being determined with the sellers. Any adjustment will be allocated against goodwill.

        The valuation of the intangible assets is management's best estimate, based, in part, on a report from an independent valuator. Any changes to the value assigned to the acquired assets, as a result of any adjustments to working capital, will be reflected by an equal and offsetting adjustment to goodwill.

  b. Acquisition of the Hosted Messaging Assets from Critical Path Inc.:

        To expand our presence in the email market, on January 3, 2006, Tucows.com Co., one of the Company's wholly owned subsidiaries, completed the purchase of all of the Hosted Messaging Assets from Critical Path, Inc. for a purchase price of $6.25 million in cash. An additional $1.75 million of consideration was held in escrow, and was payable by Tucows, contingent on certain future customer orders being renewed through October 2006.

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

3. Business acquisitions: (Continued)

excludes interest earned to date, was released and paid to Critical Path in January 2007 and reflected as additional goodwill in fiscal 2007.

        The total aggregate consideration paid for the Hosted Messaging Assets amounted to $7,688,404, and is composed of:

  •
  $6,086,031 being $6,250,000 paid in cash, less $163,969 receivable paid by Critical Path during 2006

  •
  $1,132,836 released from escrow in 2006

  •
  $90,050 released from escrow in 2007

  •
  $379,487 of transaction costs (inclusive of $46,034 paid in 2005).

        The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Prepaid expenses and deposits	$570,704
Property and equipment	2,040,000
Intangible assets
Customer relationships	1,071,000
Technology	154,000
Goodwill	4,072,297
Total assets acquired		7,908,001

Accrued liabilities	55,628
Deferred revenue	163,969
Total liabilities		219,597

Purchase price		$7,688,404

        Intangible assets relate to acquired technology and customer relationships, and are being amortized over their respective useful lives of 2 and 5 years.

  c. Acquisition of Mailbank.com Inc.:

        On June 19, 2006, Tucows (Delaware) Inc., one of the Company's wholly owned subsidiaries, acquired all of the issued and outstanding shares of Mailbank.com Inc. (doing business as NetIdentity).Tucows uses these assets to offer personalized Internet services directly to end-users through Domain Direct and through its channel of resellers, as well as to generate income from the parked page of each domain address. The total aggregate consideration amounting to $18,034,850 is composed of:

  •
  $6,085,305, paid in cash at closing, and $655,830, paid in cash subsequent to the closing date,

  •
  $2,877,070, being the fair value of 3,596,337 shares of Tucows common stock (which amount does not take into account $95,000 of expenses associated with the issuance of shares),

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

  •
  $6,000,000 unsecured promissory note due to the former shareholders of Mailbank.com Inc., repayable with accrued interest on June 19, 2008,

  •
  $2,122,930 unsecured promissory note that was repaid to the former shareholders of Mailbank.com Inc. with accrued interest at the rate of 9% per annum on August 19, 2006,

  •
  $198,715 of transaction costs.

        The unsecured promissory note amounting to $6,000,000 is due to the former shareholders of Mailbank.com Inc. and bears simple interest at the rate of 7% per annum. The interest on the promissory note is payable quarterly in arrears, beginning October 1, 2006. The principal, together with any unpaid interest is due on June 19, 2008. Tucows may prepay this promissory note in full or in part without any premium or penalty. This promissory note is shown as a current liability on the consolidated balance sheet as at December 31, 2007. The accrued interest payable as of December 31, 2007 amounting to $105,000 is included in accrued liabilities.

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

        The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Cash and cash equivalents		$453,118
Accounts receivable		54,954
Prepaid expenses and deposits		43,508
Property and equipment		51,683
Intangible assets:
Customer relationships	2,800,000
Surname domain names	12,100,000
Direct navigation domain names	2,100,000
Acquired technology	200,000	17,200,000

Goodwill		6,072,623

Total assets acquired			23,875,886
Accounts payable		82,768
Accrued liabilities		457,268
Deferred tax liability		5,396,000

Total liabilities			5,936,036

Purchase price			17,939,850
Share issuance costs			95,000

Total aggregate consideration			$18,034,850

        Intangible assets relate to acquired technology and customer relationships, which are being amortized over their respective useful lives of 2 and 5 years, as well as to surname and direct navigation domain names, which have an indefinite life and as such are not being amortized.

  d. Acquisition of Boardtown Corporation:

        On April 27, 2004, the Company finalized the acquisition of 100% of the outstanding capital stock of Boardtown Corporation ("Boardtown") for total purchase consideration of up to $4.0 million.

        The total aggregate consideration paid until December 31, 2007 amounting to $3,402,162 is comprised of:

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

  •
  $4,900 paid in cash during 2007; and

  •
  $47,242 of transaction costs.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

        The fair value of assets acquired based on the consideration paid, is as follows:

Current assets (including cash of $27,732)		$110,440
Property and equipment		52,861
Intangible assets including:
Technology	$540,000
Brand	170,000
Customer relationships	500,000
Non-compete agreements	190,000	1,400,000

Goodwill		2,044,847
Current liabilities		(205,986)

		$3,402,162

        During 2005, the Company and the shareholders of Boardtown agreed that the shareholders of Boardtown had met certain of the performance milestones due to which additional purchase consideration became payable. Accordingly 1,066,075 shares of common stock were released from escrow to the shareholders of Boardtown. The release of the above shares has been recorded as additional goodwill within the consolidated balance sheets, in the amount of $986,600. In addition, as the net cash flow from existing operations performance milestone was not satisfied, the $400,000 of the contingent consideration held as cash in escrow was returned to the Company.

        During 2006, the Company and the shareholders of Boardtown agreed that the shareholders of Boardtown had met certain of the performance milestones due to which additional purchase consideration became payable. Accordingly, the remaining 3,569 shares of common stock as well as cash in the amount of $85,599 were released from escrow to the shareholders of Boardtown. The release of the above shares and cash has been recorded as additional goodwill within the consolidated balance sheets, in the amount of $88,880.

        During 2007, the Company and the shareholders of Boardtown agreed that the shareholders of Boardtown had met the last of the performance milestones due to which additional purchase consideration became payable. Accordingly cash in the amount of $4,900 was paid to the shareholders of Boardtown. The release of the cash has been recorded as additional goodwill within the consolidated balance sheets, in the amount of $4,900.

        Intangible assets relate to acquired technology and brand, which are being amortized over their respective useful lives of 7 years, as well customer relationships and non-compete agreements, which are being amortized over their respective useful lives of 5 years.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

  e. Goodwill:

        Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	Total
Acquisition of Boardtown Corporation—April 2004	$964,467	$—	$—	$—	$964,467

Balances, December 31, 2004	964,467	—	—	—	964,467
Released from escrow during the year	986,600	—	—	—	986,600

Balances, December 31, 2005	1,951,067	—	—	—	1,951,067
Acquisition of Hosted Messaging Assets of Critical Path—January 2006	—	2,849,411	—	—	2,849,411
Acquisition of Mailbank.com Inc.—June 2006	—	—	—	6,072,623	6,072,623
Released from escrow during the year	88,880	1,132,836	—	—	1,221,716

Balances, December 31, 2006	2,039,947	3,982,247	—	6,072,623	12,094,817
Acquisition of Innerwise Inc.—June 2007	—	—	5,301,040	—	5,301,040
Released from escrow during the year	—	90,050	—	—	90,050
Paid in cash	4,900	—	—	—	4,900

Balances, December 31, 2007	$2,044,847	$4,072,297	$5,301,040	$6,072,623	$17,490,807

  f. Pro forma Results of Operations (unaudited):

        The results of operations of Innerwise Inc. acquired on July 25, 2007, the Hosted Messaging Assets from Critical Path, Inc acquired on January 3, 2006 and the results of Mailbank.com Inc. acquired on June 19, 2006 have been included in the consolidated statement of operations for Fiscal 2007 and Fiscal 2006 since their respective dates of acquisition. Unaudited pro forma results of operations for Fiscal 2007 and Fiscal 2006 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2007 and January 1, 2006 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had Innerwise Inc., the Hosted Messaging Assets from Critical Path, Inc

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

and Mailbank.com Inc. been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

	Year ended December 31, 2007	Year ended December 31, 2006
	(in thousands)	(in thousands)
Net revenues	$78,815	$73,145
Net income (loss) for the period	$2,121	$(195)
Basic earnings (loss) per common share	$0.03	$(0.00)

4. Property and equipment:

        Property and equipment consist of the following:

	December 31, 2007	December 31, 2006
Computer equipment	$11,428,514	$9,567,806
Computer software	9,869,016	8,546,413
Furniture and equipment	1,049,857	992,505
Leasehold improvements	711,123	634,582

	23,058,510	19,741,306

Less:
Accumulated amortization	18,095,199	14,093,774

	$4,963,311	$5,647,532

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

5. Intangible assets: (Continued)

        Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total
Balances, December 31, 2005	$411,520	$129,280	$380,800	$84,480	$—	$—	$1,006,080
Acquisition of the Hosted Messaging Assets from Critical Path	154,000	—	1,071,000	—	—	—	1,225,000
Acquisition of Mailbank.com, Inc.	200,000	—	2,800,000	—	12,100,000	2,100,000	17,200,000
Amortization expense	(207,168)	(24,240)	(581,876)	(63,360)	—	—	(876,644)

Balances, December 31, 2006	558,352	105,040	3,669,924	21,120	12,100,000	2,100,000	18,554,436
Acquisition of Innerwise Inc.	350,000	1,000,000	3,700,000	—	—	—	5,050,000
Additions to/(disposals from) domain portfolio, net	—	—	—	—	34,976	(10,978)	23,998
Amortization expense	(302,832)	(84,140)	(1,069,604)	(21,120)	—	—	(1,477,696)

Balances, December 31, 2007	$605,520	$1,020,900	$6,300,320	$—	$12,134,976	$2,089,022	$22,150,738

        The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2008	$1,850,644
2009	1,803,644
2010	1,605,044
2011	934,508
2012	670,800

Total	$6,864,640

6. Loan Payable:

        The Company entered into a non-revolving, reducing credit facility in the amount of $9,571,209 with a Canadian chartered bank to finance the purchase of Innerwise Inc. in July 2007. The loan bears simple interest at the rate of US Base rate plus 0.50% per annum, and was not issued at a premium or at a discount. The interest rate is re-evaluated annually based on annual audited financial statements. Should Tucows' ratio of total funded debt: EBITDA increase to more than 3:1, then the interest rate

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

6. Loan Payable: (Continued)

will increase from 0.5% above US Base rate to 1.5% above US Base rate. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The bank facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the facility may limit the amount of our capital expenditures. The Company has complied with all covenants as of December 31, 2007. The facility is collateralized by a first lien on, and pledge of, the majority of the combined Company's present and future property and assets (subject to certain exclusions).

        Principal loan repayments over the next five years are as follows:

Current portion:
2008	$1,914,242
Long-term portion:
2009	$1,914,242
2010	$1,914,242
2011	$1,914,242
2012	$1,116,640

7. Investment:

        The Company holds a 7% interest in Afilias, Limited ("Afilias"), a private company, which provides complete back-office services for all registry management needs.

8. Common Shares:

        The authorized common share capital is 250 million common shares without nominal or par value. On December 31, 2007, there were 73,888,542 common shares outstanding.

        Repurchase of shares:

        In January 2007, our Board of Directors approved a stock buyback program, whereby during the period February 16, 2007 to February 18, 2008, the Company may repurchase up to 5,698,398 common shares of Tucows either through the facilities of the American Stock Exchange or the Toronto Stock Exchange.

        The common shares purchased under this program will be cancelled. For the year ended December 31, 2007, the Company had repurchased a total of 2,616,600 common shares for $2,446,955. A charge of $1,923,634 was recorded in additional paid in capital for the excess of the purchase price over the carrying value of the common shares.

9. Stock Option Plans:

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

9. Stock Option Plans: (Continued)

stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period. The 1996 Compensation Equity Plan expired on February 25, 2006; no options were issued from this plan after that date.

        On November 22, 2006, the Shareholders of the Company approved the implementation of the Company's 2006 Equity Compensation Plan, which serves as a successor to the 1996 Stock Option Plan. The Company's 2006 Equity Compensation Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common stock which have been set aside for issuance under the Plan is 5,000,000 shares. Generally, options issued under the Plan vest over a four-year period and have a term not exceeding seven years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company's common stock. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Tucows Inc. common stock at the date of grant.

        The fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was estimated using the following assumptions:

	Year ended December 31,
	2007	2006	2005
Volatility	83.8%	121.0%	120.3%
Risk-free interest rate	4.5%	4.5%	3.8%
Expected life (in years)	4.7	6.3	4.0
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.57	$0.83	$0.69

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

9. Stock Option Plans: (Continued)

        Details of stock option transactions are as follows:

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	5,970,192	$0.52	6,497,387	$0.51	7,497,586	$0.49
Granted	1,472,500	0.86	293,000	0.92	228,875	0.88
Exercised	(526,640)	0.49	(433,293)	0.48	(771,555)	0.39
Forfeited	(676,535)	0.97	(269,402)	0.64	(450,019)	0.54
Expired	—	—	(117,500)	0.70	(7,500)	4.69

Outstanding, end of year	6,239,517	$0.56	5,970,192	$0.52	6,497,387	$0.51

Options exercisable, end of year	5,006,569	$0.49	5,289,618	$0.50	5,324,655	$0.50

        The stock options expire at various dates through 2016.

        As of December 31, 2007, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.27 - $0.49	3,689,973	$0.38	7.4	$1,157,282	3,689,973	$0.38	$1,157,282
$0.52 - $0.69	728,141	$0.59	8.3	$75,827	610,443	$0.59	$62,933
$0.80 - $0.99	1,785,979	$0.87	7.1	$—	671,354	$0.90	$—
$1.02 - $4.84	35,424	$2.67	4.7	$—	34,799	$2.70	$—

	6,239,517	$0.56		$1,233,109	5,006,569	$0.49	$1,220,215

        Total unrecognized compensation cost relating to unvested stock options at December 31, 2007, prior to the consideration of expected forfeitures, is approximately $596,000 and is expected to be recognized over a weighted average period of 2.4 years.

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $206,000, $171,000 and $462,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2007, 2006 and 2005 was $258,296, $206,608 and $300,870 respectively.

        As a result of the adoption of SFAS 123R on January 1, 2006, the Company recorded stock-based compensation amounting to $321,600 and $298,040 for the years ended December 31, 2007 and 2006 respectively. No stock-based compensation was recorded for the year ended December 31, 2005.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

9. Stock Option Plans: (Continued)

        Had we adopted the fair value-based method for accounting for stock-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

Year ended December 31, 2005
Net income, as reported	$2,772,616
Add stock-based employee compensation expense included in reported net income, net of tax	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(357,523)

Net income, pro forma	$2,415,093

Earnings per common share, as reported	$0.04
Earnings per common share, pro forma	$0.03

10. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Income for the year before provision for income taxes	$2,726,000	$2,068,000	$2,621,000

Computed expected tax expense	$954,000	$724,000	$917,000
Increase (reduction) in income tax expense resulting from:
State income taxes	82,000	62,000	79,000
Permanent differences	(144,000)	315,000	35,000
ITCs recovered	—	(128,000)	(252,000)
Other, including alternative minimum tax	35,000	(269,000)	(192,000)
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(876,000)	(796,000)	(739,000)

Provision for (recovery of) income taxes	$51,000	$(92,000)	$(152,000)

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Income taxes: (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2007 and 2006 are presented below:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating losses carried forward	$3,381,000	$4,608,000
Deferred revenue	5,756,000	5,122,000
Reserves and other	420,000	466,000
Amortization	4,759,000	6,917,000

Total gross deferred tax assets	14,316,000	17,113,000
Less valuation allowance	(11,316,000)	(14,113,000)

Net deferred tax assets	$3,000,000	$3,000,000

Deferred income tax asset, current portion	$2,000,000	$1,000,000
Deferred income tax asset, long-term portion	1,000,000	2,000,000

	$3,000,000	$3,000,000

Deferred tax liabilities:
Indefinite life intangible assets	$(5,396,000)	$(5,396,000)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $11.3 million at December 31, 2007 and a valuation allowance in the amount of $14.1 million at December 31, 2006.

        The valuation allowance decreased from $14,113,000 at December 31, 2006 to $11,316,000 at December 31, 2007. Of the $11,316,000 valuation allowance, $1,921,000 is attributable to a release of valuation allowance on existing deferred tax assets as a result of deferred tax liabilities acquired as part of the IYD acquisition.

        As a result of the adoption of FIN 48 on January 1, 2007, we had approximately $180,000 of total gross unrecognized benefits. At December 31, 2007 Tucows' unrecognized tax benefits have increased to $225,000, which if recognized would favorably affect the income tax rate in future periods. The increase since adoption is primarily due to the non recognition of current year refundable research and development tax credits and foreign exchange.

        We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did not have any interest and penalties accrued as of January 1, 2007 and December 31, 2007 as the unrecognized tax benefit relates entirely to refundable tax credits.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Income taxes: (Continued)

        We believe it is reasonably possible that $200,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company's 2006 research and development claim for the credits within that period.

        The following is a reconciliation of Tucows's change in uncertain tax position under FIN 48:

Total Gross Unrecognized Tax Benefits
Balance as at January 1, 2007	$180,000
Increase related to current year tax positions	25,000
Foreign exchange	20,000

Balance as at December 31, 2007	$225,000

        As of December 31, 2007, the Company had approximately $8,898,000 of losses available to reduce future years' U.S. taxable income which expire on various dates between 2019 and 2021. In order to utilize the total gross deferred tax assets, the Company would have to earn taxable income of approximately $37.7 million.

11. Other income, net:

        Afilias Inc., a company in which we hold an investment, has paid dividends aggregating to $619,000 in Fiscal 2007. These dividends have been recorded as other income in the statement of operations.

        In 2002, we assigned to an unrelated third party, various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2006, we recognized $2.3 million in other income. This amount was fully paid to us during Fiscal 2007

12. Commitments and contingencies:

        (a)   The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next five years. Future minimum payments under these agreements are as follows:

2008	$2,201,000
2009	1,695,000
2010	512,000
2011	404,000
2012	—
Thereafter	—

        (b)   In the normal course of operations, the Company is subject to various lawsuits and other claims. The Company believes that the outcome of any of the outstanding claims would not result in a material effect on the Company's financial position.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

13. Subsequent event:

        On February 20 2008, Tucows entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis for the period ending December 31, 2008. These forward plus contracts are designed to hedge the Company's expected Canadian dollar requirements as long as the limit rate (US$1.00 : Cdn$1.05) has not been reached between the transaction inception and expiry date. Should the limit rate be reached at any point during this period, then all remaining forward plus contracts would be sold at the protection rate over the period, regardless of the underlying spot rate. On each expiry date, the Company will sell US$900,000 and buy Canadian dollars at a worst case rate, the base rate, of US$1.00 : Cdn$1.014, but can benefit from a lower US$/Cdn$ exchange rate on each of the expiry dates, as long will be fixed at the base rate of US$1.00 : Cdn$1.014 for delivery on the respective value dates.

14. Supplemental information:

        (a)   The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31,
	2007	2006	2005
Traditional Domain Registration Services	$49,080,725	$44,144,229	$37,984,645
Domain Portfolio Services	5,611,628	1,393,366	—
Email Services	7,461,511	8,182,354	413,309
Retail Services	5,404,479	4,002,466	3,617,473
Other Services	7,079,853	7,307,075	6,501,612

	$74,638,196	$65,029,490	$48,517,039

        During the years ended December 31, 2007, 2006 and 2005, no customer accounted for more than 10% of total revenue. As at December 31, 2007, one customer accounted for 15% of accounts receivable, as at December 31, 2006, one customer accounted for 13% of accounts receivable, while as at December 31, 2005, one customer accounted for 11% of accounts receivable.

        (b)   The following is a summary of the Company's cost of revenues from each significant revenue stream:

	Year ended December 31,
	2007	2006	2005
Traditional Domain Registration Services	$36,672,360	$31,571,188	$26,693,950
Domain Portfolio Services	590,223	169,892	—
Email Services	784,824	1,041,680	162,386
Retail Services	1,776,844	1,598,239	1,111,316
Other Services	1,659,995	1,528,681	1,315,273
Network, other costs	7,258,669	5,625,283	1,362,079
Network, depreciation and amortization costs	4,041,156	2,962,904	751,613

	$52,784,071	$44,497,867	$31,396,617

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

14. Supplemental information: (Continued)

        (c)   The following is a summary of the Company's property and equipment by geographic region:

	Year ended December 31,
	2007	2006	2005
Canada	$2,706,810	$2,521,328	$1,502,596
United States	2,194,624	3,045,236	40,075
United Kingdom	61,877	80,968	—

	$4,963,311	$5,647,532	$1,542,671

        (d)   The following is a summary of the Company's amortizable intangible assets by geographic region:

	Year ended December 31,
	2007	2006	2005
Canada	$576,000	$769,920	$1,006,080
United States	7,350,740	3,584,516	—

	$7,926,740	$4,354,436	$1,006,080

        (e)   The following is a summary of the Company's deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2007	2006	2005
Canada	$3,000,000	$3,000,000	$3,000,000

	$3,000,000	$3,000,000	$3,000,000

        (f)    Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts
2007	$147,500	$(52,500)	$—	$95,000
2006	$51,250	$96,250	$—	$147,500
2005	25,000	$26,250	$—	$51,250
Valuation allowance for deferred tax asset:
2007	$14,113,000	$(2,797,000)	$—	$11,316,000
2006	$15,175,000	$(1,062,000)	$—	$14,113,000
2005	15,914,000	(739,000)	—	15,175,000

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
3.1	Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on November 29, 2007).
3.2	Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.1	Stock Purchase Agreement, dated as of April 20, 2004, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on May 11, 2004).
10.2	Amendment to Stock Purchase Agreement, dated as of May 3, 2005, by and between Tucows Inc., Boardtown Corporation and the shareholders of Boardtown named therein (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on May 5, 2005)
10.3	2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.4*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.5*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.6*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Supriyo Sen (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.7*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Graham Morris (Incorporated by reference to Exhibit 10.6 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.8	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).
10.9	Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.10*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.11	Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.12	Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.13	Software and Services Agreement, dated March 20, 2007, by and between Tucows Inc. and Nitido Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' report on Form 10-Q/A, as filed with the SEC on May 23, 2007).
10.14	Asset Sale Agreement, dated as of June 14, 2007, by and among Tucows.com Co, Tucows Domain Holdings Co., Mailbank Nova Scotia Co. and Internet REIT, Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on June 20, 2007)
10.15	Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.16	Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.17	Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.18	Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
21.1	Subsidiaries of Tucows Inc. (Incorporated by reference to Exhibit 21.1 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007)
23.1#	Consent of KPMG LLP.
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1#	Chief Executive Officer's Section 1350 Certification.
32.2#	Chief Financial Officer's Section 1350 Certification.

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

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2008
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
/s/ STANLEY STERN Stanley Stern	Director	March 28, 2008
/s/ EUGENE FIUME Eugene Fiume	Director	March 28, 2008
/s/ EREZ GISSIN Erez Gissin	Director	March 28, 2008
/s/ LLOYD N. MORRISETT Lloyd N. Morrisett	Director	March 28, 2008
/s/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 28, 2008
/s/ ALLEN KARP Allen Karp	Director	March 28, 2008

QuickLinks

TUCOWS INC. ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2007 TABLE OF CONTENTS
Information Concerning Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Tucows Inc. Quarterly Results of Operations (Dollar amounts in U.S. dollars)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO FINANCIAL STATEMENTS Consolidated Financial Statements of Tucows Inc.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
Tucows Inc. Consolidated Balance Sheets (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Operations (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Stockholders' Equity (Dollar amounts in U.S. dollars)
Tucows Inc. Consolidated Statements of Cash Flows (Dollar amounts in U.S. dollars)
Tucows Inc. Notes to Consolidated Financial Statements (Dollar Amounts in U.S. dollars)
EXHIBIT INDEX
SIGNATURES