Form 10-Q
period 2008-03-31
TUCOWS INC /PA/
filed 2008-05-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of May 14, 2008, there were 73,888,542 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$7,506,468	$8,093,476
Accounts receivable, net of allowance for doubtful accounts of $95,000 as of March 31, 2008 and December 31, 2007	3,488,300	3,422,180
Prepaid expenses and deposits	2,992,440	3,132,129
Prepaid domain name registry and ancillary services fees, current portion	27,498,326	25,473,465
Cash held in escrow (note 3(c))	1,078,031	1,070,632
Deferred tax asset, current portion	500,000	500,000
Total current assets	43,063,565	41,691,882

Prepaid domain name registry and ancillary services fees, long-term portion	11,271,602	10,765,862
Property and equipment	4,779,837	4,963,311
Deferred financing charges	114,700	128,200
Deferred tax asset, long-term portion	2,500,000	2,500,000
Intangible assets (note 4)	21,698,540	22,150,738
Goodwill	17,490,807	17,490,807
Investment	353,737	353,737
Total assets	$101,272,788	$100,044,537

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,747,421	$2,689,346
Accrued liabilities	3,012,682	3,289,087
Customer deposits	3,167,194	3,267,784
Promissory note payable, current portion	6,000,000	6,000,000
Loan payable, current portion (note 5)	2,914,242	1,914,242
Deferred revenue, current portion	37,757,064	35,465,584
Accreditation fees payable, current portion	533,187	483,090
Total current liabilities	56,131,790	53,109,133

Deferred revenue, long-term portion	15,835,098	15,147,644
Accreditation fees payable, long-term portion	188,064	181,345
Loan payable, long-term portion (note 5)	5,380,806	6,859,366
Deferred tax liability	5,396,000	5,396,000

Stockholders’ equity (note 10)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 73,888,542 shares issued and outstanding as of March 31, 2008 and 73,888,542 shares issued and outstanding as of December 31, 2007	15,350,915	15,350,915
Additional paid-in capital	48,609,513	48,537,313
Deficit	(45,619,398)	(44,537,179)
Total stockholders’ equity	18,341,030	19,351,049
Total liabilities and stockholders’ equity	$101,272,788	$100,044,537

Subsequent events (note 13)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2008	2007

Net revenues	$18,711,207	$17,771,217

Cost of revenues:
Cost of revenues (*)	13,149,932	11,232,789
Depreciation of property and equipment	825,837	809,666
Amortization of intangible assets	73,457	63,532
Total cost of revenues	14,049,226	12,105,987

Gross profit	4,661,981	5,665,230

Expenses:
Sales and marketing (*)	1,696,132	1,344,444
Technical operations and development (*)	1,565,854	1,812,279
General and administrative (*)	1,794,865	1,498,769
Depreciation of property and equipment	61,070	61,524
Amortization of intangible assets	385,161	233,301
Total expenses	5,503,082	4,950,317

Income (loss) from operations	(841,101)	714,913

Other income (expenses):
Interest income (expense), net	(209,984)	(41,649)
Other income, net	—	88,431
Total other income (expenses)	(209,984)	46,782

Income (loss) before provision for income taxes	(1,051,085)	761,695
Provision for income taxes	31,134	12,000
Net income (loss) for the period	$(1,082,219)	$749,695

Basic earnings (loss) per common share	$(0.01)	$0.01

Shares used in computing basic earnings (loss) per common share	73,888,542	75,459,822

Diluted earnings (loss) per common share	$(0.01)	$0.01

Shares used in computing diluted earnings (loss) per common share	73,888,542	77,959,165

See accompanying notes to consolidated financial statements

(*) Stock-based compensation has been included in operating expenses as follows:
Cost of revenues	$4,300	$2,500
Sales and marketing	$18,300	$14,200
Technical operations and development	$20,700	$20,100
General and administrative	$28,900	$25,900

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$(1,082,219)	$749,695
Items not involving cash:
Depreciation of property and equipment	886,907	871,190
Amortization of deferred financing charges	13,500	—
Amortization of intangible assets	458,618	296,833
Unrealized change in the fair value of forward contracts	255,433	(216,789)
Stock-based compensation	72,200	62,700
Change in non-cash operating working capital:
Accounts receivable	(66,120)	(852,623)
Prepaid expenses and deposits	139,689	(727,236)
Prepaid domain name registry and ancillary services fees	(2,530,601)	(1,980,653)
Accounts payable	(433,827)	(408,137)
Accrued liabilities	(531,838)	649,139
Customer deposits	(100,590)	(175,124)
Deferred revenue	2,978,934	2,896,925
Accreditation fees payable	56,816	(708)

Net cash provided by operating activities	116,902	1,165,212

Financing activities:
Proceeds received on exercise of stock options	—	101,071
Repurchase of shares	—	(1,327,500)
Repayment of loan payable	(478,560)	—

Net cash used in financing activities	(478,560)	(1,226,429)

Investing activities:
Cost of domain names acquired	(6,420)	(28,728)
Additions to property and equipment	(211,531)	(1,202,630)
Decrease (increase) in restricted cash - being margin security against forward exchange contracts	—	251,638
Acquisition of Hosted Messaging Assets, net of cash acquired	—	(90,050)
Decrease (increase) in cash held in escrow	(7,399)	694,579
Net cash used in investing activities	(225,350)	(375,191)

Decrease in cash and cash equivalents	(587,008)	(436,408)
Cash and cash equivalents, beginning of period	8,093,476	6,256,392
Cash and cash equivalents, end of period	$7,506,468	$5,819,984

Supplemental cash flow information:
Interest paid	$259,337	$105,000

Supplementary disclosure of non-cash investing and financing activities:
Capital assets acquired during the period not yet paid for	$764,972	$1,146,066
Dividend receivable	$—	$88,431

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, provides domain names, email and other services through our extensive reseller network and directly to consumers and small businesses through our retail and content groups.

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

We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces to our services, so that resellers can quickly and easily integrate our services into their individual business processes, and offering brand-able end-user interfaces that emphasize simplicity and visual appeal.  In the event resellers experience issues or problems with our services, we also provide “second tier” support to our resellers by email and phone.  In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to eliminate issues before they pose a problem for our resellers.

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

Our Domain Portfolio group oversees our domain name portfolio, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in our Domain Portfolio are domains that are the basis of our Personal Names Service that allows over two-thirds of Americans to purchase a domain or email address based on their name.

Additionally, our Content group generates advertising revenue through tucows.com, one of the oldest and most popular software download sites on the Internet.

We were among the first group of 34 registrars to be accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) in 1999. ICANN maintains a list of accredited registrars at www.icann.org /registrars/accredited-list.html.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located in Toronto, Ontario and we have offices in the United Kingdom and the United States.

2. NEW ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2008 and the results of operations and cash flows for the interim periods ended March 31, 2008 and 2007. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying interim consolidated financial statements have been prepared by Tucows without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 included in Tucows’ 2007 Annual Report on Form 10-K filed with the SEC on March 28, 2008.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Reclassification

Certain comparative figures have been reclassified to conform with the current period’s presentation.

Recent Accounting Pronouncements Adopted

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, FSP FAS 157-2 was issued which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS 159 and, therefore, the adoption of the statement did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, non-controlling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, changes to disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The requirements of this

Statement are effective for financial statements issued for fiscal years and interim periods beginning January 1, 2009, and will impact the Company with respect to disclosures about its use of derivative instruments.

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

In March 2007, the former shareholders of Boardtown agreed to an early release of the remaining $554,510 contingent consideration, inclusive of accrued interest, from the Boardtown escrow account to Tucows and the escrow account has been closed. During the three months ended June 30, 2007, goodwill was increased by an amount of $4,900, as certain customers renewed their support contracts in accordance with the escrow agreement established upon the closing of the Boardtown acquisition. Due to the early release of the escrow account as described above, this amount was paid to the former shareholders of Boardtown Corporation directly by Tucows.

c.             Acquisition of Innerwise Inc. (dba ItsYourDomain.com):

On July 25, 2007, Tucows (Delaware) Inc. (“Tucows DE”), one of the Company’s wholly owned subsidiaries, acquired 100% of the outstanding capital stock of Innerwise Inc. (d/b/a ItsYourDomain.com) (“IYD”), a privately held, ICANN-accredited registrar offering domain services on a retail basis and through a worldwide wholesale network of affiliates. The total aggregate consideration of $10,950,112 is comprised of:

•                  $10,847,650 in cash; and

•                  $102,462 of estimated transaction costs.

An additional $1.1 million of consideration is being held in escrow and is payable in whole or in part by Tucows in August 2008, pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account also serves as a source of recovery. This additional contingent consideration will be recorded as additional goodwill at that time.

$9,571,209 of the cash paid by Tucows at the closing was funded by a bank loan from the Bank of Montreal (“BMO”) (see note 5).

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

The purchase price allocation is based on the working capital estimate computed as of July 25, 2007. The final adjustment to working capital as at July 25, 2007 is still being determined with the sellers. Any adjustment will be allocated against goodwill.

The valuation of the intangible assets is management’s best estimate based, in part, on a report from an independent valuator. Any changes to the value assigned to the acquired assets, as a result of any adjustments to working capital, will be reflected by an equal and offsetting adjustment to goodwill.

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three months ended March 31, 2007, as if the acquisition had occurred at the beginning of the period presented.

Three months ended
March 31, 2007
Unaudited in thousands except earnings per share

Net revenue	$19,700
Net income (loss) for the period	670

Basic earnings (loss) per common share	$0.01

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

A summary of acquired intangible assets for the three months ended March 31, 2008 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2007	$605,520	$1,020,900	$6,300,320	$12,129,303	$2,094,695	$22,150,738
Purchase of domain names	—	—	—	—	6,420	6,420
Amortization expense	(73,457)	(41,760)	(343,401)	—	—	(458,618)
Net book value, March 31, 2008	$532,063	$979,140	$5,956,919	$12,129,303	$2,101,115	$21,698,540

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9,571,209 with BMO to finance the purchase of IYD in July 2007. The loan bears simple interest at the BMO US base rate plus 0.50% per annum (currently 6.25%), and was not issued at a premium or at a discount. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The BMO facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan.

Included in these covenants is a requirement for the Company to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement. Once it has been determined that a cash sweep payment is payable in terms of the Company’s audited results, it is classified as a current liability on its consolidated balance sheet. For the first year, the cash flow sweep is limited to a maximum of $1.0 million. Based on the assessment of the Fiscal 2007 audited results, the Company will be required to make a cash sweep payment of $1.0 million and has accordingly increased the current portion of its loan payable by $1.0 million to reflect this. As the cash sweep for the year ending December 31, 2008 has not yet been determined, no amount has been reclassified as a current liability for this period.

Certain covenants under the facility may limit the amount of our capital expenditures. The facility is collateralized by a first lien on, and pledge of, the majority of the combined company’s present and future property and assets (subject to certain exclusions).

Principal loan repayments over the next four years are as follows:

April 2008 – March 2009	$2,914,242

April 2009 – March 2010	$1,914,242

April 2010 – March 2011	$1,914,242

April 2011 – January 2012	$1,552,322

6. INCOME TAXES

Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and March 31, 2008, which if recognized would favorably affect the income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits.  We recognize accrued interest and penalties to unrecognized tax benefit in tax expense.  We did not have any interest and penalties accrued as of December 31, 2007 and March 31, 2008 as the unrecognized tax benefit relates entirely to refundable tax credits.  We believe it is reasonably possible that $200,000 of the unrecognized tax benefit will be realized in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company’s 2006 research and development claim for the credits within the period.

The valuation allowance amounting to $11.3 million recognized for deferred tax assets have been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets in the amount of $0.5 million and non-current deferred tax assets of $2.5 million as at March 31, 2008.  The comparatives as at December 31, 2007 have been reclassified to conform to this presentation.

7. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. All potential common shares have not been included in the computation for diluted earnings per share during the three months ended March 31, 2008, as to do so would be anti-dilutive.

8. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2008	2007

Traditional domain registration services	$12,871,315	$11,900,695
Domain portfolio services	905,417	636,894
Email services	1,574,709	2,133,276
Retail services	1,640,635	1,206,874
Other services	1,719,131	1,893,478
	$18,711,207	$17,771,217

No customer accounted for more than 10% of revenue during the three months ended March 31, 2008 or the three months ended March 31, 2007. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

At March 31, 2008, no customer accounted for more than 10% of accounts receivable.

(b)                                The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2008	2007

Traditional domain registration services	$9,935,539	$8,731,218
Domain portfolio services	178,307	100,360
Email services	107,278	205,192
Retail services	566,786	405,486
Other services	412,294	407,002
Network, other costs	1,949,728	1,383,531
Network, depreciation and amortization costs	899,294	873,198
	$14,049,226	$12,105,987

(c)                                  The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2008	December 31, 2007

Canada	$2,664,131	$2,706,810
United States	2,061,560	2,194,624
United Kingdom	54,146	61,877
	$4,779,837	$4,963,311

9. COMMITMENTS AND CONTINGENCIES:

On February 20, 2008, Tucows entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis through December 31, 2008. These forward plus contracts are designed to hedge our expected Canadian dollar requirements over the period. On each expiry date, provided that the limit rate (US$1.00 : Cdn$1.05) has not been reached, we will sell US$ 900,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$1.00 : Cdn$1.014 whichever is more beneficial to Tucows. Should the limit rate be reached at any time between the transaction inception and expiry date, then any future contracts will be fixed at the base rate of US$1.00 : Cdn$1.014 for delivery on the respective value dates.

As of March 31, 2008, we had outstanding forward plus contracts with a notional value of $16.2 million and we recorded a loss in fair value in respect of these contracts in the amount of $0.3 million, with an offsetting credit included under current liabilities in the amount of $0.3 million. During the three months ended March 31, 2007, we recorded a gain in the change in fair value in respect of outstanding contracts of $0.2 million. These amounts have been recorded in general and administrative expenses. The balance of these forward contracts included under current liabilities amounted to $0.3 million as of March 31, 2007.

10. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2008:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Stock-based compensation	—	—	72,200	—	72,200
Net income for the period	—	—	—	(1,082,219)	(1,082,219)
Balances, March 31, 2008	73,888,542	$15,350,915	$48,609,513	$(45,619,398)	$18,341,030

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2007:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575
Exercise of stock options	234,732	187,089	(86,018)		101,071
Repurchase of shares	(1,500,000)	(300,000)	(1,027,500)		(1,327,500)
Stock-based compensation	—	—	62,700	—	62,700
Net income for the period	—	—	—	749,695	749,695
Balances, March 31, 2007	74,713,234	$15,282,470	$49,309,088	$(46,463,017)	$18,128,541

11. SHARE-BASED PAYMENTS

Valuation method:

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options we issue are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of our stock options based upon historical data.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

We do not use any cash to settle equity instruments granted under share-based compensation arrangements.

Summary of Outstanding Stock Options:

(a)      1996 Stock Options Plan

As of March 31, 2008, options to purchase an aggregate of 5,035,643 shares of common stock are outstanding under our 1996 Stock Option Plan. No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Stock Option Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to the date of grant.

A summary of unaudited option activity under our 1996 Stock Option Plan for the three months ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2007	5,048,517	$0.48
Granted	—	—
Exercised	—	—
Forfeited	(12,874)	0.66
Expired	—	—
Outstanding at March 31, 2008	5,035,643	$0.48	5.03	$839
Exercisable at March 31, 2008	4,928,195	$0.48	4.99	$837

Total unrecognized compensation cost relating to unvested stock options at March 31, 2008, prior to the consideration of expected forfeitures, is approximately $1,000 and is expected to be recognized over a weighted average period of 1.5 years.

There were no options granted during the three months ended March 31, 2008.

(b)      2006 Equity Compensation Plan

As of March 31, 2008, options to purchase an aggregate of 1,234,000 shares of common stock are outstanding under our 2006 Equity Compensation Plan (“2006 Plan”). Stock options that have been issued to employees under the 2006 Plan vest over four years and expire seven years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day of grant.

A summary of unaudited option activity under our 2006 Plan for the three months ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2007	1,191,000	$0.86
Granted	100,000	0.69
Exercised	—	—
Forfeited	(57,000)	0.85
Expired	—	—
Outstanding at March 31, 2008	1,234,000	$0.84	5.85	$—
Exercisable at March 31, 2008	371,000	$0.87	5.30	$—

As all options granted under the 2006 Plan have an exercise price greater than the March 31, 2008 closing price, no unrecognized compensation cost relating to unvested stock options at March 31, 2008 has been shown.

Based on the following assumptions: an expected volatility of 72%; a risk-free interest rate of 2.4%, an expected dividend yield of 0%; and an expected life of 4.75 years the options granted during the three months ended March 31, 2008 had a weighted-average fair value of $0.41.

(c)                                 Share-based compensation expense.

Share-based compensation expense included in the Statement of Operations for the three months ended March 31, 2008 was $72,200, while share-based compensation expense included in the Statement of Operations for the three months ended March 31, 2007 was $62,700.

We have not capitalized any share-based compensation expense as part of the cost of an asset.

12. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair

Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements which increase the consistency and the comparability of fair value measurements in financial statement disclosures. SFAS No. 157 applies in situations where other accounting pronouncements require or permit fair value measurements.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides a summary of the fair values of the Company’s liabilities measured at fair value on a recurring basis:

	March 31, 2008
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Forward Plus Contracts	$—	$255,433	$—	$255,433
Total Liabilities	$—	$255,433	$—	$255,433

13. SUBSEQUENT EVENTS

a)

On May 7, 2008, Tucows.com Co, a wholly-owned subsidiary of the Company (“Tucows.com Co”), signed a definitive agreement with Hostopia.com, Inc. for Hostopia.com Inc. to purchase certain of the shared hosting customer assets of the Company for a purchase price of approximately $1.6 million in cash subject to certain adjustments. 20% of the purchase price was payable upon signing of the agreement and the remaining 80% is payable upon the closing of the transaction, which is scheduled to occur on May 15, 2008.

b)

On May 1, 2008, Tucows.com Co. entered into an agreement relating to, and completed, the sale of certain domain names to Portfolio Brains, LLC, a California limited liability company and an unaffiliated third party (“Portfolio”), pursuant to a Domain Name Acquisition Agreement.

The Agreement provided that the aggregate amount paid by Portfolio on the Effective Date with respect to the Domain Names and the liabilities and obligations arising out of the ownership, use and operation of such Domain Names, was $983,713, consisting of (a) $885,342 in cash, payable on the Effective Date; and (b) $98,371 in cash, which amount will be retained by Portfolio for a period of one year following the Effective Date as security for indemnification claims under the Agreement

c)

On May 7, 2008, the Company announced a new share buyback program whereby it may repurchase up to $10 million of its common stock either through the facilities of the American Stock Exchange or the Toronto Stock Exchange.

The Company may, during the twelve-month period commencing May 12, 2008, repurchase up to 6,361,769 shares of its common stock. All shares repurchased by the Company will be cancelled. The timing and exact number of shares purchased will be at the discretion of the Company and may be suspended or discontinued at any time.

d)	During April 2008, Tucows received a dividend declared by Afilias, Inc. in the amount of $177,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our expectations regarding our acquisition of the assets of Critical Path, Inc. and the equity of Mailbank.com Inc.; our expectations regarding the cost of compliance with Sarbanes-Oxley and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•                  Pending or new litigation; and

•                  Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Our primary distribution channel is a global distribution network of more than 9,000 resellers in more than 100 countries who offer our services to their own customers. This distribution channel is comprised primarily of web hosting companies, ISPs, and other providers of Internet services who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence.

We also offer Internet services to consumers and small businesses through our retail web sites: domaindirect.com, netidentity.com and itsyourdomain.com. In addition, we hold a domain name portfolio that is available for sale or lease, that generates revenue as part of our pay-per-click advertising program and that supports our personalized email programs through our portfolio of surname-based domain names. In addition, Tucows.com remains one of the most popular software download sites on the Internet.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an accredited registrar with ICANN and manage over 8 million domains.

Net Revenues

We generate net revenues primarily through the provision of domain registration and other Internet services. Additional revenue is generated from the sale of domain names and advertising and other services. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, we categorize our revenue as follows:

Traditional Domain Registration Services

Historically, traditional domain registration has been the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names through our global reseller distribution network. In addition, traditional domain registration fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services and allowing us to add to our domain portfolio by purchasing names registered through us, once they expire.

On August 7, 2007, in advance of the announced October 2007 registry fee increases, we modified our pricing structure for traditional domain names to provide greater visibility into the various fees that make up the cost of a domain name, by breaking out the cost of the registry and ICANN fees separately from our management fee. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and Managed DNS services, enhanced domain name suggestion tools and our premium domain name services.

In addition, through our acquisition of IYD in July 2007, we have contractual relationships with third-party resellers to sell our domain name registration and other Internet services under their own brands. We pay our resellers an amount based on the difference between the pricing of their sale of the given service and the wholesale rate upon which we agree.

As of December 31, 2007, we offer registration services for the generic top level domains, or gTLDs .com, .net, .org, .info, .name, .biz and ..mobi and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, ..ch, .cn, .de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and .vc.

With respect to the sale of domain registrations, we earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service, or billed revenue, is received at the time of activation of service. All fees received in connection with domain name registration are non-refundable and, where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the fiscal year.

Domain Portfolio Services

We derive revenue from our domain name portfolio of domain names by making them available as part of our pay-per-click advertising or parked pages program and by making them available for sale or lease. These services are also made available to our resellers for names that they have registered. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into the command line of the browser (direct navigation), they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click results.

Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. In evaluating these names for sale, we consider the potential foregone revenue from pay-per-click advertising as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from this sale is strategically more beneficial to the Company. Portfolio names that have been acquired from third-parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet. For customer names, in the case of premium names or names sold or leased, we earn a referral fee while for names offered through our pay-per-click advertising program we participate on a revenue share basis.

We recognize revenue from these services, net of any fees payable to resellers or customers, immediately upon completion of the service or in the case of advertising from direct navigation, on a monthly basis once the advertising has been served.

Email Services

We derive revenue from our hosted email service through our global distribution network. Our email service currently offers providers the option of either provisioning and managing mailboxes for their customers using our complete end-to-end email solution or using the spam and virus filtering portion of our service in conjunction with their current email infrastructure. Our fully-hosted email service consists of POP3, IMAP, WAP and webmail access, spam and virus filtering and 2GB of mail storage.

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

We earn fees for email services when they are activated. Email services are generally purchased monthly and at month-end, are either deducted, on a pre-authorized basis, from reseller’s deposit account or are invoiced.

Retail Services

We generate revenues from the provisioning and management of Internet services, on a retail basis, to consumers and small businesses through our Domain Direct, NetIdentity and IYD websites. These services include domain registration and other Internet services such as email, personalized email through our portfolio of surname-based domain names, blogware, hosting and website creation. Depending on the service offered, we typically receive standard fees for our services, which fees are published on our respective websites. In addition, we offer referral commissions, based on a percentage of net registration revenues, to participants in our affiliate program.

Our customers generally purchase services for terms of one to ten years, with a majority having a one-year term and some services being offered on a monthly basis. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and, where appropriate, are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Other Services

Other Internet services currently consist of digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools which are used by our resellers to create bundles of Internet services for their end-users.

We earn fees when a service is activated. Other Internet services are generally purchased for terms of one month to three years. Payments for other Internet services are for the full term of all services at the time of activation of service and, where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of the provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

We also generate advertising and other revenue, or content revenue, through our online libraries of shareware, freeware and online services presented at our website, http://tucows.com.

Our software libraries’ advertising revenue is generated from third-party advertisers and from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center, or ARC, to submit their products for inclusion in our software libraries and to purchase promotional placement of their software in the library categories. Software developers may also use our ARC to purchase other promotional services on a cost-per-click through or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies that contract with us to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented.

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

Other than the adoption of SFAS No. 157 and SFAS No. 159 which are described in note 2 above, during the three months ended March 31, 2008, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2008 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2008	2007

Traditional Domain Registration Services	$12,871,315	$11,900,695
Domain Portfolio Services	905,417	636,894
Email Services	1,574,709	2,133,276
Retail Services	1,640,635	1,206,874
Other Services	1,719,131	1,893,478
	$18,711,207	$17,771,217
Increase over prior period	$939,990
Increase - percentage	5%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2008	2007

Traditional Domain Registration Services	69%	67%
Domain Portfolio Services	5%	3%
Email Services	8%	12%
Retail Services	9%	7%
Other Services	9%	11%
	100%	100%

Total net revenues for the three months ended March 31, 2008 increased by $0.9 million, or 5%, to $18.7 million from $17.8 million for the three months ended March 31, 2007. Deferred revenue from domain name registrations and other Internet services at March 31, 2008 increased to $53.6 million from $48.0 million at March 31, 2007.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2008 and at March 31, 2008, one customer accounted for 12% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

Net revenues from traditional domain registration services for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 increased by $1.0 million, or 8%, to $12.9 million. This increase was primarily a result of increased volumes from new and existing customers. The market for domain name and other internet services remains intensely competitive and rapidly evolving. Effective August 2007, as part of our ongoing initiatives to improve our competitive position and to provide wholesale domain resellers with a transparent cost breakdown, we invested in a new cost-plus domain pricing structure and reduced our domain name pricing. These steps have contributed to our average selling price declining and are likely to adversely impact our revenue and profitability in the short term. They also may or may not result in increased volumes, which would adversely impact our revenues and profitability in the longer term.

During the three months ended March 31, 2008, the number of domain names that we processed increased by 194,000 to 1.7 million new, renewed and transferred-in domain name registrations, compared to the three months ended March 31, 2007. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and by the incremental registrations we generated as a result of our acquisition of IYD in July 2007.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At March 31, 2008, the total number of domain names under our management increased by 1.2 million to 7.3 million, compared to the total number of domain names under our management as at March 31, 2007, partly as a result of the names we acquired in our acquisition of IYD in July 2007. As of March 31, 2008, we provided provisioning services on a monthly basis to nine accredited registrars who use our technical systems to process domain registrations with their own accreditation. As a result of the insolvency of one of our accredited registrars during the fiscal year ended December 31, 2007, or Fiscal 2007, 855,000 of the names we had under management at March 31, 2007 for this registrar have now transferred to another registrar. As of March 31, 2008, we managed an incremental 1.1 million domain names on behalf of these accredited registrars, compared to 1.9 million (inclusive of the 855,000 names from the insolvent registrar) for these accredited registrars at March 31, 2007.

Domain Portfolio Services

Net revenues from our domain portfolio services for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 increased by $0.3 million, or 42%, to $0.9 million. This increase resulted primarily from the revenue we earned from the delivery of third party advertisements on parked pages during the three months ended March 31, 2008, which increased by $0.2 million, or 45%, to $0.8 million.

The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved during the three months ended March 31, 2008, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as past acquisitions.

Email Services

Net revenues from email services for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 decreased by $0.6 million, or 26%, to $1.6 million. This decrease resulted primarily from our losing enterprise customers that were acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006. These enterprise customers were not part of our strategic focus and were receiving pricing that was not competitive in the marketplace. Since our primary interest is in the reseller customers portion of  the Critical Path Inc. customer base, we felt the proper course of action would be for us to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier to do so.

Retail Services

Net revenues from retail services for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, increased by $0.4 million, or 36%, to $1.6 million. The primary contributor to this increase was an increase of $0.2 million from our provisioning personalized email through our portfolio of surname-based domain names through the NetIdentity website. We also saw increased revenue from retail domain registration and other internet services of $0.2 million, which was the result of a combination of acquisitions and organic growth.

Other Services

Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools, or other internet services, which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 decreased by $0.2 million, or 9%, to $1.7 million. This decrease was primarily the result of a decline in content of $0.2 million being offset by increases in other internet services, mainly in digital certificates and blogware. The decrease in content revenue primarily reflects the contraction in the yields from our syndicated Google feeds and to a lesser extent slower advertising through our website.

COST OF REVENUES

Cost of revenues includes the costs associated with providing domain registration and other Internet services, the costs of domain name sales, advertising and other revenue and network costs.

Traditional Domain Registration Services

Cost of revenues for traditional domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period.

Domain Portfolio Services

Costs of revenues for domain portfolio services represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value ascribed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of the domain name intangible assets. As the total names in our portfolio continue to grow, this will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid cost of goods sold and are expensed ratably over the term of provision of service.

Retail Services

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

Other Services

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

The following table presents our cost of revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2008	2007

Traditional Domain Registration Services	$9,935,539	$8,731,218
Domain Portfolio Services	178,307	100,360
Email Services	107,278	205,192
Retail Services	566,786	405,486
Other Services	412,294	407,002
Network, other costs	1,949,728	1,383,531
Network, depreciation and amortization costs	899,294	873,198
	$14,049,226	$12,105,987
Increase over prior period	$1,943,239
Increase - percentage	16%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Three months ended March 31,
	2008	2007

Traditional Domain Registration Services	71%	72%
Domain Portfolio Services	1%	1%
Email Services	1%	2%
Retail Services	4%	3%
Other Services	3%	3%
Network, other costs	14%	12%
Network, depreciation and amortization costs	6%	7%
	100%	100%

Cost of revenues for the three months ended March 31, 2008 increased by $1.9 million, or 16%, to $14.0 million from $12.1 million for the three months ended March 31, 2007. Costs for traditional domain registration services increased by $1.2 million as a result of higher volumes of domain registrations and our response to the continuing competitive nature of the domain name market. Costs for domain portfolio services increased by $0.1 million, primarily as a result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal. Retail and other services costs increased by $0.2 million essentially as a result of increased volumes and network costs increased by $0.6 million. These increases were offset by a decrease of $0.1 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers.

Network costs for the three months ended March 31, 2008 increased by $0.6 million, or 26%, to $2.8 million. This increase was primarily the result of the additional labor, bandwidth and co-location costs of $261,000 that we incurred as we continue to carry multiple systems at our data centers, as well as an increase as a result of a reversal in March 2007 of a contingency of $0.2 million that was accrued for a planned network operation initiative that we did not pursue. The increase in cost of revenues as a percentage of total revenue was primarily the result of the proportionately greater network costs incurred to support and manage our expanded Internet service offerings, most notably our hosted email platform.

Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, Mailbank.com Inc. in June 2006 and IYD in July 2007.

The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, and for IYD over three years, while the technology acquired in connection with each of the acquisitions of the Hosted Messaging Assets of Critical Path, Inc. and the in-house software of Mailbank.com Inc. is amortized on a straight-line basis over two years.

Prepaid domain registration and other Internet services fees at March 31, 2008 increased by $5.1 million, or 15%, to $38.8 million from $33.7 million at March 31, 2007.

We expect network costs to increase as our network expands geographically and network activity increases. These increases will be partially offset during the fiscal year ended December 31, 2008, or Fiscal 2008, as we begin the process of consolidating some of the multiple systems we support and thereby reducing our overall footprint at our data centers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2008	2007
Sales and marketing	$1,696,132	$1,344,444
Increase over prior period	$351,688
Increase - percentage	26%
Percentage of net revenues	9%	8%

Sales and marketing expenses for the three months ended March 31, 2008 increased by $0.4 million, or 26%, to $1.7 million, compared to $1.4 million during the three months ended March 31, 2007.

The increase during the three months ended March 31, 2008 was primarily the result of additional people costs of $0.2 million, predominantly in customer service as we continue to invest in customer service improvements to support our domain portfolio services. This increase is also attributable to a reversal in March 2007 of a contingency of $0.1 million that was accrued for certain marketing initiatives that we did not pursue.

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

	Three months ended March 31,
	2008	2007
Technical operations and development	$1,565,854	$1,812,279
Decrease over prior period	$(246,425)
Decrease - percentage	(14)%
Percentage of net revenues	8%	10%

Technical operations and development expenses for the three months ended March 31, 2008 decreased by $0.2 million, or 14%, to $1.6 million compared to $1.8 million during the three months ended March 31, 2007.

This decrease during the three months ended March 31, 2008 primarily resulted from people-related costs, including contract and outside service costs, decreasing by $0.3 million, principally as a result of the lower investment we need to make in the multiple systems that we are in the process of consolidating.

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

	Three months ended March 31,
	2008	2007
General and administrative	$1,794,865	$1,498,769
Increase over prior period	$296,096
Increase - percentage	20%
Percentage of net revenues	10%	8%

General and administrative expenses for the three months ended March 31, 2008 increased by $0.3 million, or 20%, to $1.8 million compared to $1.5 million during the three months ended March 31, 2007.

The increase during the three months ended March 31, 2008 primarily resulted from our recording a foreign exchange loss of $0.1 million during the three months ended March 31, 2008 compared to a $0.1 million gain during the three months ended March 31, 2007. In addition, we incurred incremental costs of $0.1 million in expenses such as credit card processing fees, investor relation costs, travel and other miscellaneous expenses, during the three months ended March 31, 2008, when compared to the three months ended March 31, 2007.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2008	2007
Depreciation of property and equipment	$61,070	$61,524
Decrease over prior period	$(454)
Decrease - percentage	(1)%

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2008	2007
Amortization of intangible assets	$385,161	$233,301
Increase over prior period	$151,860
Increase - percentage	65%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, from the acquisition of the Hosted Messaging Assets of Critical Path Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of IYD in July 2007.

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

In connection with the acquisition of Mailbank.com Inc., customer relationships purchased are amortized on a straight-line basis over five years.

In connection with the acquisition of IYD, the brand and customer relationships purchased are amortized on a straight-line basis over seven years.

OTHER INCOME AND EXPENSES

	2008	2007
Other income (expenses), net	$(209,984)	$46,782

Other expenses, net amounted to $0.2 million during the three months ended March 31, 2008, compared to other income, net of $0.1 million during the three months ended March 31, 2007.

Interest income remained relatively constant at $0.1 million compared to the three months ended March 31, 2007. As a result of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 and the bank loan used to fund the acquisition of IYD in July 2007, we also incurred an interest expense of $0.3 million during the three months ended March 31, 2008, compared to $0.1 million during the three months ended March 31, 2007.

In addition, during March 31, 2007 we received a dividend in the amount of $0.1 million from Afilias Inc., a company in which we hold an investment. No dividend was received during the three months ended March 31, 2008.

INCOME TAXES

The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Three months ended March 31,
	2008	2007
Provision for income taxes	$31,134	$12,000

Our provision for income taxes primarily relates to our estimate for alternative minimum tax obligations for Fiscal 2008. No provision for income taxes other than for alternative minimum tax has been recorded during the quarter because we had net operating losses to offset against our operating income in our major operating jurisdictions. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and March 31, 2008, which if recognized would favorably affect the income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits.  We recognize accrued interest and penalties to unrecognized tax benefit in tax expense.  We did not have any interest and penalties accrued as of December 31, 2007 and March 31, 2008 as the unrecognized tax benefit relates entirely to refundable tax credits.  We believe it is reasonably possible that $200,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company’s 2006 research and development claim for the credits within the period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our principal source of liquidity was cash and cash equivalents of $7.5 million, compared to $8.1 million at December 31, 2007.

Net cash provided by operating activities for the three months ended March 31, 2008 was $0.1 million, compared to $1.2 million for the three months ended March 31, 2007. This lower contribution was primarily as a result of the impact of the higher Canadian dollar, the reduction in our domain name pricing that we announced in August 2007 and the additional bandwidth and co-location costs that we incurred during the quarter as we continue to carry multiple systems at our data centers. Operating activities for the three months ended March 31, 2008, after adjustment for non-cash and other items including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation, aggregating $2.1 million, generated $1.1 million. This was partially offset by a decline in other non-cash operating working capital of $0.9 million primarily the result of a reduction in accounts payable and accruals.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2008, which represents the repayment of our non-revolving, reducing credit facility from the Bank of Montreal, which we used to finance the purchase of IYD in July 2007. Pursuant to the terms of our Bank of Montreal credit facility, we are required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement. For Fiscal 2007 the cash sweep payment was limited to a maximum of $1.0 million. Once we have assessed that a cash sweep payment is payable in terms of our audited results, it is classified as a current liability on our consolidated balance sheet. Based on the assessment of our Fiscal 2007 audited results, we will be required to make a cash sweep payment of $1.0 million and have accordingly increased the current portion of our loan payable by $1.0 million to reflect this.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2008. The primary use of cash during the three months ended March 31, 2008 was our investment in an additional $0.2 million in property and equipment related primarily to our hosted email environment. In addition, in June 2008, we will repay in full our promissory note owed to the former shareholders of Mailbank.com, Inc. in the amount of $6.0 million. This repayment will be funded from working capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at March 31, 2008.

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

On February 20, 2008, we entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis for the period ending December 31, 2008. These forward plus contracts are designed to hedge the Company’s expected Canadian dollar requirements over the period. On each expiry date, the Company will sell US$900,000 and buy Canadian dollars at a worst case rate, the base rate, of US$1.00 : Cdn$1.014, but can benefit from a lower US$/Cdn$ exchange rate on each of the expiry dates, as long as the limit rate (US$1.00 : Cdn$1.05) has not been reached between the transaction inception and expiry date. Should the limit rate be reached at any point during this period, then all remaining forward plus contracts will be fixed at the base rate of US$1.00 : Cdn$1.014 for delivery on the respective value dates.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the three months ended March 31, 2008 was a net loss of approximately $255,000, and for the three months ended March 31, 2007, the impact was a net gain of approximately $217,000, which is reflected on the consolidated statements of operations in general and administrative expenses. As of March 31, 2008, we had foreign currency forward contracts in the amount of $16.2 million outstanding.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2008. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2008. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2008 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may in the future take additional actions to hedge or mitigate these risks.

Item 4T.Controls and Procedures

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

Item 1A.Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Date: May 14, 2008	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.