Form 10-Q
period 2008-06-30
TUCOWS INC /PA/
filed 2008-08-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, there were 73,923,542 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$2,947,069	$8,093,476
Accounts receivable, net of allowance for doubtful accounts of $85,000 as of June 30, 2008 and $95,000 as of December 31, 2007	3,138,257	3,422,180
Prepaid expenses and deposits	3,237,366	3,132,129
Prepaid domain name registry and ancillary services fees, current portion	28,479,571	25,473,465
Cash held in escrow (note 3(c))	1,083,397	1,070,632
Deferred tax asset, current portion	500,000	500,000
Total current assets	39,385,660	41,691,882

Prepaid domain name registry and ancillary services fees, long-term portion	11,466,553	10,765,862
Property and equipment	4,887,720	4,963,311
Deferred financing charges	102,000	128,200
Deferred tax asset, long-term portion	2,500,000	2,500,000
Intangible assets (note 4)	20,991,504	22,150,738
Goodwill	17,490,807	17,490,807
Investment	353,737	353,737
Total assets	$97,177,981	$100,044,537

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,329,112	$2,689,346
Accrued liabilities	2,627,816	3,289,087
Customer deposits	3,286,783	3,267,784
Promissory note payable	—	6,000,000
Loan payable, current portion (note 5)	1,914,242	1,914,242
Deferred revenue, current portion	38,354,640	35,465,584
Accreditation fees payable, current portion	510,900	483,090
Total current liabilities	50,023,493	53,109,133

Deferred revenue, long-term portion	16,036,242	15,147,644
Accreditation fees payable, long-term portion	187,655	181,345
Loan payable, long-term portion (note 5)	4,902,246	6,859,366
Deferred tax liability	5,396,000	5,396,000

Stockholders’ equity (note 10)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 73,923,542 shares issued and outstanding as of June 30, 2008 and 73,888,542 shares issued and outstanding as of December 31, 2007	15,368,310	15,350,915
Additional paid-in capital	48,674,568	48,537,313
Deficit	(43,410,533)	(44,537,179)
Total stockholders’ equity	20,632,345	19,351,049
Total liabilities and stockholders’ equity	$97,177,981	$100,044,537

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net revenues	$20,450,329	$20,814,881	$39,161,536	$38,586,098

Cost of revenues:
Cost of revenues (*)	13,663,097	12,198,808	26,813,029	23,431,597
Depreciation of property and equipment	816,260	985,430	1,642,097	1,795,096
Amortization of intangible assets	31,941	63,540	105,398	127,072
Total cost of revenues	14,511,298	13,247,778	28,560,524	25,353,765

Gross profit	5,939,031	7,567,103	10,601,012	13,232,333

Expenses:
Sales and marketing (*)	1,730,736	1,480,078	3,426,868	2,824,522
Technical operations and development (*)	1,573,741	1,752,693	3,139,595	3,564,972
General and administrative (*)	1,326,218	810,872	3,121,083	2,309,641
Depreciation of property and equipment	58,861	68,267	119,931	129,791
Amortization of intangible assets	376,954	222,741	762,115	456,042
Total expenses	5,066,510	4,334,651	10,569,592	9,284,968

Income from operations	872,521	3,232,452	31,420	3,947,365

Other income (expenses):
Interest income (expense), net	(166,421)	(49,297)	(376,405)	(90,946)
Other income, net	1,532,765	—	1,532,765	88,431
Total other income (expenses)	1,366,344	(49,297)	1,156,360	(2,515)

Income before provision for income taxes	2,238,865	3,183,155	1,187,780	3,944,850

Provision for income taxes	30,000	12,000	61,134	24,000
Net income for the period	$2,208,865	$3,171,155	$1,126,646	$3,920,850

Basic earnings per common share	$0.03	$0.04	$0.02	$0.05

Shares used in computing basic earnings per common share	73,899,695	74,447,018	73,894,119	74,950,621

Diluted earnings per common share	$0.03	$0.04	$0.01	$0.05

Shares used in computing diluted earnings per common share	75,348,108	77,375,096	75,439,926	77,633,136

(*) Stock-based compensation has been included in operating expenses as follows:
Cost of revenues	$4,800	$4,400	$9,100	$6,900
Sales and marketing	$13,000	$25,500	$31,300	$39,700
Technical operations and development	$8,000	$23,300	$28,700	$43,400
General and administrative	$47,200	$58,300	$76,100	$84,200

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash provided by (used in):
Operating activities:
Net income for the period	$2,208,865	$3,171,155	$1,126,646	$3,920,850
Items not involving cash:
Depreciation of property and equipment	875,121	1,053,697	1,762,028	1,924,887
Amortization of deferred financing charges	12,700	—	26,200	—
Amortization of intangible assets	408,895	286,281	867,513	583,114
Gain on sale of customer relationships	(1,121,065)	—	(1,121,065)	—
Unrealized change in the fair value of forward contracts	(225,640)	(885,652)	29,793	(1,102,441)
Stock-based compensation	73,000	111,500	145,200	174,200
Change in non-cash operating working capital:
Accounts receivable	350,043	(211,028)	283,923	(1,063,651)
Prepaid expenses and deposits	(244,926)	(310,274)	(105,237)	(1,037,510)
Prepaid domain name registry and ancillary services fees	(1,176,196)	(771,898)	(3,706,797)	(2,752,551)
Accounts payable	682,896	(337,450)	249,069	(745,587)
Accrued liabilities	(159,226)	(216,318)	(691,064)	432,821
Customer deposits	119,589	(195,342)	18,999	(370,466)
Deferred revenue	798,720	979,595	3,777,654	3,876,520
Accreditation fees payable	(22,696)	(315,320)	34,120	(316,028)

Net cash provided by operating activities	2,580,080	2,358,946	2,696,982	3,524,158

Financing activities:
Proceeds received on exercise of stock options	9,450	85,272	9,450	186,343
Repurchase of shares	—	(1,119,455)	—	(2,446,955)
Repayment of promissory note and loan payable	(7,478,560)	—	(7,957,120)	—

Net cash used in financing activities	(7,469,110)	(1,034,183)	(7,947,670)	(2,260,612)

Investing activities:
Cost of domain names acquired	(2,524)	10,303	(8,944)	(18,425)
Additions to property and equipment	(1,084,209)	(1,690,523)	(1,295,740)	(2,893,153)
Decrease in restricted cash - being margin security against forward exchange contracts	—	257,785	—	509,423
Acquisition of Hosted Messaging Assets, net of cash acquired	—	—	—	(90,050)
Acquisition of Boardtown Corporation, net of cash acquired	—	(4,900)	—	(4,900)
Sale of customer relationships	1,421,730	—	1,421,730	—
Decrease (increase) in cash held in escrow	(5,366)	—	(12,765)	694,579
Net cash provided by (used in) investing activities	329,631	(1,427,335)	104,281	(1,802,526)

Decrease in cash and cash equivalents	(4,559,399)	(102,572)	(5,146,407)	(538,980)

Cash and cash equivalents, beginning of period	7,506,468	5,819,984	8,093,476	6,256,392
Cash and cash equivalents, end of period	$2,947,069	$5,717,412	$2,947,069	$5,717,412

Supplemental cash flow information:
Interest paid	$192,900	$105,000	$452,237	$210,000

Supplementary disclosure of non-cash investing and financing activities:
Capital assets acquired during the period not yet paid for	$663,767	$163,169	$663,767	$163,169

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

2. NEW ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2008 and the results of operations and cash flows for the interim periods ended June 30, 2008 and 2007. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes in our significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, FASB issued a staff position, FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements (see note 12)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS 159 and, therefore, the adoption of the statement did not have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and will impact the Company with respect to certain future business combinations entered into on or after January 1, 2009.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The requirements of this Statement are effective for financial statements issued for fiscal years and interim periods beginning January 1, 2009, and will impact the Company with respect to disclosures about its use of derivative instruments.

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

An additional $1.1 million of consideration is being held in escrow and is payable in whole or in part by Tucows after August 2008, pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account also serves as a source of recovery. This additional contingent consideration will be recorded as additional goodwill at that time.

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

The residual value from the purchase price has been allocated to goodwill. The technology is being amortized over three years, while the remaining intangible assets are being amortized over seven years.

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

The following supplemental pro-forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2007, as if the acquisition had occurred at the beginning of the period presented.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	Unaudited in thousands except earnings per share	Unaudited in thousands except earnings per share

Net revenue	$22,664	$42,364
Net income for the period	2,732	3,408

Basic earnings per common share	$0.04	$0.05

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

A summary of acquired intangible assets for the three months ended June 30, 2008 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, March 31, 2008	$532,063	$979,140	$5,956,919	$12,129,303	$2,101,115	$21,698,540
Purchase of domain names	—	—	—	2,524	—	2,524
Sale of customer relationships (1)	—	—	(300,665)	—	—	(300,665)
Amortization expense	(31,941)	(41,760)	(335,194)	—	—	(408,895)
Net book value, June 30, 2008	$500,122	$937,380	$5,321,060	$12,131,827	$2,101,115	$20,991,504

A summary of acquired intangible assets for the six months ended June 30, 2008 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2007	$605,520	$1,020,900	$6,300,320	$12,129,303	$2,094,695	$22,150,738
Purchase of domain names	—	—	—	2,524	6,420	8,944
Sale of customer relationships	—	—	(300,665)	—	—	(300,665)
Amortization expense	(105,398)	(83,520)	(678,595)	—	—	(867,513)
Net book value, June 30, 2008	$500,122	$937,380	$5,321,060	$12,131,827	$2,101,115	$20,991,504

(1)  Pertains to the sale of certain shared hosting assets that were sold to Hostopia.com Inc., in terms of a purchase and sale agreement signed with Tucows.com Co, a wholly-owned subsidiary of the Company, on May 7, 2008.

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9,571,209 with BMO to finance the purchase of IYD in July 2007. The loan bears simple interest at the BMO US base rate plus 0.50% per annum (currently 6.0%), and was not issued at a premium or at a discount. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The BMO facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan.

Included in these covenants is a requirement for the Company to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement. Once it has been determined that a cash sweep payment is payable, based on the Company’s audited results, such payment is classified as a current liability on the Company’s consolidated balance sheet. For the first year, the cash flow sweep is limited to a maximum of $1.0 million. Based on the assessment of the audited results for the fiscal year ended December 31, 2007, the Company made a cash sweep payment of $1.0 million in May 2008. As the cash sweep for the year ending December 31, 2008 has not yet been determined, no amount has been reclassified as a current liability for this period.

Certain covenants under the facility may limit the amount of our capital expenditures. The facility is collateralized by a first lien on, and pledge of, the majority of the combined company’s present and future property and assets (subject to certain exclusions).

Principal loan repayments over the next four years are as follows:

July 2008 – June 2009	$1,914,242

July 2009 – June 2010	$1,914,242

July 2010 – June 2011	$1,914,242

July 2011 – January 2012	$1,073,762

6. INCOME TAXES

Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and $244,000 as of June 30, 2008, which, if recognized, would favorably affect the income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits.  We recognize accrued interest and penalties to unrecognized tax benefit in tax expense.  We did not have any interest and penalties accrued as of December 31, 2007 and June 30, 2008 as the unrecognized tax benefit relates entirely to refundable tax credits.  We believe it is reasonably possible that $244,000 of the unrecognized tax benefit will be realized in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company’s 2006 and 2007 research and development claim for the credits claimed within the period.

The valuation allowance amounting to $11.3 million recognized for deferred tax assets has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets in the amount of $0.5 million and non-current deferred tax assets of $2.5 million as at June 30, 2008.  The comparatives as at December 31, 2007 have been reclassified to conform to this presentation.

7. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

The Company’s basic earnings per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Options to purchase 3,195,766 shares of common stock were outstanding during the three months ended June 30, 2008 (during the three months ended June 30, 2007, options to purchase 3,931,238 shares of common stock were outstanding). Options to purchase 1,878,736 shares of common stock were outstanding during the six months ended June 30, 2008 (during the six months ended June 30, 2007, options to purchase 255,999 shares of common stock were outstanding).

8. SUPPLEMENTAL INFORMATION:

(a)                                  The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$13,269,245	$12,273,997	$26,140,560	$24,174,690
Domain Portfolio Services	1,872,851	3,605,757	2,778,267	4,242,651
Email Services	1,551,541	1,881,491	3,126,250	4,014,768
Retail Services	2,046,055	1,208,204	3,686,690	2,415,078
Other Services	1,710,637	1,845,432	3,429,769	3,738,911
	$20,450,329	$20,814,881	$39,161,536	$38,586,098

No customer accounted for more than 10% of revenue during the three or six months ended June 30, 2008 or the three or six months ended June 30 2007. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

At June 30, 2008, two customers accounted for more than 21% of accounts receivable.

(b)                                The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$10,505,175	$9,110,215	$20,440,713	$17,841,434
Domain Portfolio Services	181,143	157,878	359,450	258,238
Email Services	(24,278)	208,822	83,000	414,015
Retail Services	576,809	416,958	1,143,595	822,443
Other Services	421,408	413,204	833,702	820,205
Network, other costs	2,002,840	1,891,731	3,952,569	3,275,262
Network, depreciation and amortization costs	848,201	1,048,970	1,747,495	1,922,168
	$14,511,298	$13,247,778	$28,560,524	$25,353,765

(c)                                 The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2008	December 31, 2007

Canada	$2,660,647	$2,706,810
United States	2,181,294	2,194,624
United Kingdom	45,779	61,877
	$4,887,720	$4,963,311

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

As of June 30, 2008, we had outstanding forward plus contracts with a notional value of $10.8 million and during the three months ended June 30, 2008 we recorded a loss in fair value in respect of these contracts in the amount of $0.2 million, while during the six months ended June 30, 2008 we recorded a loss in fair value in respect of these contracts in the amount of $30,000. The balance of these forward contracts included under current liabilities amounted to $30,000 as of June 30, 2008. During the three months ended June 30, 2007, we recorded a gain in the change in fair value in respect of outstanding contracts of $0.9 million, while during the six months ended June 30, 2007, we recorded a gain in the change in fair value in respect of outstanding contracts of $1.1 million. These amounts have been recorded in general and administrative expenses. The balance of these forward contracts included under current assets amounted to $0.5 million as of June 30, 2007.

10. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2008:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Stock-based compensation	—	—	72,200	—	72,200
Net income (loss) for the period	—	—	—	(1,082,219)	(1,082,219
Balances, March 31, 2008	73,888,542	15,350,915	48,609,513	(45,619,398)	18,341,030

Stock-based compensation	—	—	73,000	—	73,000
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Net income for the period	—	—	—	2,208,865	2,208,865
Balances, June 30, 2008	73,923,542	$15,368,310	$48,674,568	$(43,410,533)	$20,632,345

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2007:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575
Exercise of stock options	234,732	187,089	(86,018)		101,071
Repurchase of shares	(1,500,000)	(300,000)	(1,027,500)		(1,327,500)
Stock-based compensation	—	—	62,700	—	62,700
Net income for the period	—	—	—	749,695	749,695
Balances, March 31, 2007	74,713,234	15,282,470	49,309,088	(46,463,017)	18,128,541

Exercise of stock options	139,148	158,129	(72,857)	—	85,272
Repurchase of shares	(1,116,600)	(223,320)	(896,135)	—	(1,119,455)
Stock-based compensation	—	—	111,500	—	111,500
Net income for the period	—	—	—	3,171,155	3,171,155
Balances, June 30, 2007	73,735,782	$15,217,279	$48,451,596	$(43,291,862)	$20,377,013

On May 6, 2008, Tucows Inc.’s board of directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. To date, the Company has not repurchased any shares under this repurchase program.

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

Summary of Outstanding Stock Options:

(a)                                  1996 Stock Options Plan

As of June 30, 2008, options to purchase an aggregate of 4,974,111 shares of common stock are outstanding under our 1996 Stock Option Plan (“1996 Plan”). No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to the date of grant.

A summary of unaudited option activity under our 1996 Plan for the three months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at March 31, 2008	5,035,643	$0.48
Granted	—	—
Exercised	(35,000)	0.27
Forfeited	(21,532)	0.64
Expired	(5,000)	0.27
Outstanding at June 30, 2008	4,974,111	$0.48	4.81	$738
Exercisable at June 30, 2008	4,932,079	$0.48	4.79	$738

A summary of unaudited option activity under our 1996 Plan for the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2007	5,048,517	$0.48
Granted	—	—
Exercised	(35,000)	0.27
Forfeited	(34,406)	0.65
Expired	(5,000)	0.27
Outstanding at June 30, 2008	4,974,111	$0.48	4.81	$738
Exercisable at June 30, 2008	4,932,079	$0.48	4.79	$738

As all options granted under the 1996 Plan have an exercise price greater than the June 30, 2008 closing price, no unrecognized compensation cost relating to unvested stock options at June 30, 2008 has been shown.

There were no options granted during the three or six months ended June 30, 2008.

(b)                                 2006 Equity Compensation Plan

As of June 30, 2008, options to purchase an aggregate of 2,195,750 shares of common stock are outstanding under our 2006 Equity Compensation Plan (“2006 Plan”). Stock options that have been issued to employees under the 2006 Plan vest over four years and expire seven years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day of grant.

A summary of unaudited option activity under our 2006 Plan for the three months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at March 31, 2008	1,234,000	$0.84
Granted	971,000	0.60
Exercised	—	—
Forfeited	(9,250)	0.73
Expired	—	—
Outstanding at June 30, 2008	2,195,750	$0.74	6.08	$—
Exercisable at June 30, 2008	473,500	$0.81	5.02	$—

A summary of unaudited option activity under our 2006 Plan for the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2007	1,191,000	$0.86
Granted	1,071,000	0.61
Exercised	—	—
Forfeited	(66,250)	0.83
Expired	—	—
Outstanding at June 30, 2008	2,195,750	$0.74	6.02	$—
Exercisable at June 30, 2008	473,500	$0.81	5.08	$—

As all options granted under the 2006 Plan have an exercise price greater than the June 30, 2008 closing price, no unrecognized compensation cost relating to unvested stock options at June 30, 2008 has been shown.

Based on the following assumptions: an expected volatility of 66%; a risk-free interest rate of 3.0%, an expected dividend yield of 0%; and an expected life of 4.75 years the options granted during both the three and six months ended June 30, 2008 had a weighted-average fair value of $0.33.

(c)                                  Share-based compensation expense.

Share-based compensation expense included in the Statement of Operations for the three months ended June 30, 2008 was $73,000, while share-based compensation expense included in the Statement of Operations for the three months ended June 30, 2007 was $111,500.

Share-based compensation expense included in the Statement of Operations for the six months ended June 30, 2008 was $145,200, while share-based compensation expense included in the Statement of Operations for the six months ended June 30, 2007 was $174,200.

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

The following table provides a summary of the fair values of the Company’s liabilities measured at fair value on a recurring basis:

	June 30, 2008
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Forward Plus Contracts	$—	$29,793	$—	$29,793
Total Liabilities	$—	$29,793	$—	$29,793

13. RECLASSIFICATION

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation adopted in the current period .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our expectations regarding our acquisition of the assets of Critical Path, Inc. and the equity of Mailbank.com Inc. and Innerwise Inc.; our expectations regarding the cost of compliance with Sarbanes-Oxley and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

As of December 31, 2007, we offer registration services for the generic top level domains, or gTLDs, .com, .net, .org, .info, .name, .biz and .mobi and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, .ch, .cn, ..de, .dk, .es, .eu, .fr, .it, .nl, .tv, .uk, .us and .vc.

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

Other than the adoption of SFAS No. 157 and SFAS No. 159 which are described in note 2 above, during the three and six months ended June 30, 2008, there have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$13,269,245	$12,273,997	$26,140,560	$24,174,690
Domain Portfolio Services	1,872,851	3,605,757	2,778,267	4,242,651
Email Services	1,551,541	1,881,491	3,126,250	4,014,768
Retail Services	2,046,055	1,208,204	3,686,690	2,415,078
Other Services	1,710,637	1,845,432	3,429,769	3,738,911
	$20,450,329	$20,814,881	$39,161,536	$38,586,098
(Decrease) increase over prior period	$(364,552)		$575,438
(Decrease) increase - percentage	(2)%		1%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	65%	59%	67%	63%
Domain Portfolio Services	9%	17%	7%	11%
Email Services	8%	9%	8%	10%
Retail Services	10%	6%	9%	6%
Other Services	8%	9%	9%	10%
	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2008 decreased by $0.4 million, or 2% primarily as a result of an atypically large sale from our portfolio of domain names of $3.0 million made during the three months ended June 30, 2007, to $20.5 million from $20.8 million for the three months ended June 30, 2007.

Total net revenues for the six months ended June 30, 2008 increased by $0.6 million, or 1%, to $39.2 million from $38.6 million for the six months ended June 30, 2007.

Deferred revenue from domain name registrations and other Internet services at June 30, 2008 increased to $54.4 million from $49.0 million at June 30, 2007.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2008 and at June 30, 2008, two customers accounted for 21% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

Net revenues from traditional domain registration services for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 increased by $1.0 million, or 8%, to $13.3 million. Net revenues from traditional domain registration services for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 increased by $2.0 million, or 8%, to $26.1 million. These increases were primarily a result of increased volumes from new and existing customers.

The market for domain name and other Internet services remains intensely competitive and rapidly evolving. Effective August 2007, as part of our ongoing initiatives to improve our competitive position and to provide wholesale domain resellers with a transparent cost breakdown, we invested in a new cost-plus domain pricing structure and reduced our domain name pricing. These steps have contributed to our average selling price declining and have adversely impacted our revenue and profitability in the short term. While we believe that the adoption of this new pricing structure has been successful in positioning the Company for longer term growth, we cannot be assured that the emerging trends will continue to result in increased volumes, which would adversely impact our revenues and profitability.

During the three months ended June 30, 2008, the number of domain names that we processed increased by 0.2 million to 1.6 million new, renewed and transferred-in domain name registrations, compared to the three months ended June 30, 2007. During the six months ended June 30, 2008, the number of domain names that we processed increased by 0.4 million to 3.2 million new, renewed and transferred-in domain name registrations, compared to the six months ended June 30, 2007. These increases resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and by the incremental registrations we generated as a result of our acquisition of IYD in July 2007.

This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and by the incremental registrations we generated as a result of our acquisition of IYD in July 2007.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At June 30, 2008, the total number of domain names under our management increased by 2.3 million to 8.6 million, compared to the total number of domain names under our management as at June 30, 2007, partly as a result of the names we acquired in our acquisition of IYD in July 2007. This includes 1.2 million domain names that we managed for nine accredited registrars who use our technical systems to process domain registrations with their own accreditation.

Domain Portfolio Services

Net revenues from our domain portfolio services for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 decreased by $1.7 million, or 48%, to $1.9 million. Net revenues from our domain portfolio services for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 decreased by $1.4 million, or 35%, to $2.8 million. These decreases resulted primarily from the atypically large sale of approximately 2,500 domain names for $3.0 million that we concluded from our portfolio of domain names during the three months ended June 30, 2007. During the three months ended June 30, 2008, we earned $1.2 million by making domain names in our portfolio available for sale or lease compared to $3.1 million during the three months ended June 30, 2007 and $1.3 million during the six months ended June 30, 2008 compared to $3.2 million during the six months ended June 30, 2007. In addition we earned $0.7 million from our pay-per-click advertising or parked pages program during the three months ended June 30, 2008 compared to $0.5 million for the three months ended June 30, 2007 and $1.5 million during the six months ended June 30, 2008 compared to $1.0 million for the six months ended June 30, 2007. Included in revenue for both the three and six months ended June 30, 2008 is an amount of $0.9 million relating to the sale of certain domain names to Portfolio Brains, LLC in May 2008.

The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved during the three or six months ended June 30, 2008, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions.

Email Services

Net revenues from email services for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 decreased by $0.3 million, or 18%, to $1.6 million.

Net revenues from email services for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 decreased by $0.9 million, or 22%, to $3.1 million.

This decrease resulted primarily from our losing enterprise customers that were acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006. These enterprise customers were not part of our strategic focus and were receiving pricing that was not competitive in the marketplace. Because our primary motivation in acquiring the Hosted Messaging Business of Critical Path was the reseller customers portion of the Critical Path Inc. customer base, our strategy was to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier.

In addition, during Fiscal 2006, we began investing in the re-architecture of our email service due to the inefficiencies in the older platform we had purchased from Critical Path. These inefficiencies were undermining our customers’ experience, were increasing our customer support incidents and were limiting our ability to close new business.

The above factors have combined in our now having four significant customers who contribute approximately 60% to our current monthly email service revenue.

Now that we have substantially completed the process of migrating our customers to our new email service, we have begun actively marketing our email service to new customers. We cannot be assured that our actions will be successful either in maintaining our existing customers or in attracting new customers, which would adversely impact our ability to grow our business in this area will be adversely impacted.

Retail Services

Net revenues from retail services for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, increased by $0.8 million, or 69%, to $2.0 million. The primary contributors to this increase were the recognition of $0.3 million of deferred revenue as a result of the sale of certain hosting customers to Hostopia.com Inc. in May 2008, an increase of $0.3 million from our provisioning personalized email through our portfolio of surname-based domain names through the NetIdentity website and an increase in revenue from retail domain registration and other internet services of $0.3 million as a result of the IYD acquisition.

Net revenues from retail services for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, increased by $1.3 million, or 53%, to $3.7 million. The primary contributors to this increase were the recognition of $0.3 million of deferred revenue as a result of the sale of certain hosting customers to Hostopia.com Inc. in May 2008, an increase of $0.5 million from our provisioning personalized email through our portfolio of surname-based domain names through the NetIdentity website and an increase in revenue from retail domain registration and other internet services of $0.5 million as a result of the IYD acquisition.

Other Services

Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools, or other internet services, which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 decreased by $0.1 million, or 7%, to $1.7 million. This decrease was primarily the result of a decline in content of $0.2 million being offset by increases in other internet services, mainly in digital certificates and blogware. The decrease in content revenue primarily reflects the reduction in the yields from our syndicated Google feeds and to a lesser extent slower advertising through our website.

Other revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 decreased by $0.3 million, or 8%, to $3.4 million. This decrease was primarily the result of a decline in content of $0.4 million being offset by increases in other internet services, mainly in digital certificates and blogware. The decrease in content revenue primarily reflects the contraction in the yields from our syndicated Google feeds and to a lesser extent slower advertising through our website.

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

The following table presents our cost of revenues, by revenue source, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$10,505,175	$9,110,215	$20,440,713	$17,841,434
Domain Portfolio Services	181,143	157,878	359,450	258,238
Email Services	(24,278)	208,822	83,000	414,015
Retail Services	576,809	416,958	1,143,595	822,443
Other Services	421,408	413,204	833,702	820,205
Network, other costs	2,002,840	1,891,731	3,952,569	3,275,262
Network, depreciation and amortization costs	848,201	1,048,970	1,747,495	1,922,168
	$14,511,298	$13,247,778	$28,560,524	$25,353,765
Increase over prior period	$1,263,520		$3,206,759
Increase - percentage	10%		13%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	72%	69%	72%	70%
Domain Portfolio Services	1%	1%	1%	1%
Email Services	0%	2%	0%	2%
Retail Services	4%	3%	4%	3%
Other Services	3%	3%	3%	3%
Network, other costs	14%	14%	14%	13%
Network, depreciation and amortization costs	6%	8%	6%	8%
	100%	100%	100%	100%

Cost of revenues for the three months ended June 30, 2008 increased by $1.3 million, or 10%, to $14.5 million from $13.2 million for the three months ended June 30, 2007. Costs for traditional domain registration services increased by $1.4 million as a result of higher volumes of domain registrations and our response to the continuing competitive nature of the domain name market. Costs for domain portfolio services, which pertain to the amortization of renewal costs for names in our portfolio, increased by $23,000 as our result of recognition of the cost ratably over the term of the renewal and growth in our domain portfolio. Retail and other services costs increased by $0.2 million essentially as a result of increased volumes. These increases were offset by a decrease of $0.2 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers as well as the reversal of an estimated migration cost that was lower than anticipated.

Network costs for the three months ended June 30, 2008 decreased by $0.1 million, or 3%, to $2.9 million, primarily as a result of lower people costs and lower depreciation and amortization of $0.4 million being offset by the additional bandwidth, co-location and other costs of $0.3 million that we incurred as we continue to carry multiple systems at our data centers.

Cost of revenues for the six months ended June 30, 2008 increased by $3.2 million, or 13%, to $28.6 million from $25.4 million for the six months ended June 30, 2007. Costs for traditional domain registration services increased by $2.6 million as a result of higher volumes of domain registrations and our response to the continuing competitive nature of the domain name market. Costs for domain portfolio services increased by $0.1 million, primarily as a result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal. Retail and other services costs increased by $0.3 million essentially as a result of increased volumes. These increases were offset by a decrease of $0.3 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers as well as the reversal of an estimated migration cost that was lower than anticipated.

Network costs for the six months ended June 30, 2008 increased by $0.5 million, or 10%, to $5.7 million. This increase was primarily the result of the additional labor, bandwidth and co-location costs of $0.3 million that we incurred as we continue to carry multiple systems at our data centers, as well as an increase as a result of a reversal in March 2007 of a contingency of $0.2 million that was accrued for a planned network operation initiative that we did not pursue.

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

Prepaid domain registration and other Internet services fees at June 30, 2008 increased by $5.5 million, or 16%, to $39.9 million from $34.4 million at June 30, 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Sales and marketing	$1,730,736	$1,480,078	$3,426,868	$2,824,522
Increase over prior period	$250,658		$602,346
Increase - percentage	17%		21%
Percentage of net revenues	8%	7%	9%	7%

Sales and marketing expenses for the three months ended June 30, 2008 increased by $0.3 million, or 17%, to $1.7 million, compared to $1.5 million during the three months ended June 30, 2007. Sales and marketing expenses for the six months ended June 30, 2008 increased by $0.6 million, or 21%, to $3.4 million, compared to $2.8 million during the six months ended June 30, 2007.

The increase during the three and six months ended June 30, 2008 was primarily the result of additional people costs of $0.2 million and $0.4 million, respectively, predominantly in customer service as we continue to invest in customer service improvements to support our domain portfolio services. This increase is also attributable to a reversal in the three and six months ended June 30, 2007 of a contingency of $0.1 million and $0.2 million, respectively, that was accrued for certain marketing initiatives that we did not pursue.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Technical operations and development	$1,573,741	$1,752,693	$3,139,595	$3,564,972
Decrease over prior period	$(178,952)		$(425,377)
Decrease - percentage	(10)%		(12)%
Percentage of net revenues	8%	8%	8%	9%

Technical operations and development expenses for the three months ended June 30, 2008 decreased by $0.2 million, or 10%, to $1.6 million compared to $1.8 million during the three months ended June 30, 2007. Technical operations and development expenses for the six months ended June 30, 2008 decreased by $0.4 million, or 12%, to $3.1 million compared to $3.6 million during the six months ended June 30, 2007.

This decrease during the three and six months ended June 30, 2008 resulted primarily from people-related costs, including contract and outside service costs, decreasing by $0.1 million and $0.4 million, respectively, principally as a result of the lower investment we need to make in the multiple systems that we are in the process of consolidating.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
General and administrative	$1,326,218	$810,872	$3,121,083	$2,309,641
Increase over prior period	$515,346		$811,442
Increase - percentage	64%		35%
Percentage of net revenues	6%	4%	8%	6%

General and administrative expenses for the three months ended June 30, 2008 increased by $0.5 million, or 64%, to $1.3 million compared to $0.8 million during the three months ended June 30, 2007. General and administrative expenses for the six months ended June 30, 2008 increased by $0.8 million, or 35%, to $3.1 million compared to $2.3 million during the six months ended June 30, 2007.

The increase during the three and six months ended June 30, 2008 primarily resulted from our recording a foreign exchange gain of $0.2 million and $0.1 million, respectively, compared to a $0.9 million and $1.0 million, gain respectively, during the corresponding periods in 2007. In addition, we incurred incremental costs of $0.1 million and $0.2 million, respectively, in expenses such as credit card processing fees, investor relation costs, travel and other miscellaneous expenses, during the three and six months ended June 30, 2008, when compared to the three and six months ended June 30, 2007. These incremental costs were offset by a decrease of people costs, investor, public relation and public listing costs of $0.2 million during both the three and six months ended June 30, 2008, when compared to the three and six months ended June 30, 2007.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow and the impact of a higher Canadian dollar is recognized.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Depreciation of property and equipment	$58,861	$68,267	$119,931	$129,791
Decrease over prior period	$(9,406)		$(9,860)
Decrease - percentage	(14)%		(8)%

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Amortization of intangible assets	$376,954	$222,741	$762,115	$456,042
Increase over prior period	$154,213		$306,073
Increase - percentage	69%		67%

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

In connection with the acquisition of Mailbank.com Inc., customer relationships purchased are amortized on a straight-line basis over five years.

In connection with the acquisition of IYD, the brand and customer relationships purchased are amortized on a straight-line basis over seven years.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Other income (expenses), net	$1,366,344	$(49,297)	$1,156,360	$(2,515)

Other income, net amounted to $1.4 million during the three months ended June 30, 2008, compared to other expenses, net of $49,000 during the three months ended June 30, 2007. Other income, net amounted to $1.2 million during the six months ended June 30, 2008, compared to other expenses, net of $3,000 during the six months ended June 30, 2007.

Interest income decreased to $26,000 during the three months ended June 30, 2008 compared to $56,000 during the three months ended June 30, 2007 and reflects our lower cash balance as a result of our having repaid the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 of $6.0 million, as well as our making an annual cash sweep payment of $1.0 million in May 2008 pursuant to the terms of our Bank of Montreal credit facility. In connection with the promissory notes and the Bank of Montreal credit facility we also incurred an interest expense of $0.2 million during the three months ended June 30, 2008, compared to $0.1 million during the three months ended June 30, 2007.

Interest income remained relatively constant at $0.1 million during the six months ended June 30, 2008 and the six months ended June 30, 2007. In connection with the promissory notes and the Bank of Montreal credit facility we incurred an interest expense of $0.5 million during the six months ended June 30, 2008, compared to $0.2 million during the six months ended June 30, 2007.

As a result of the sale of certain shared hosting assets that were sold to Hostopia.com Inc., in terms of a purchase and sale agreement signed with Tucows.com Co, a wholly-owned subsidiary of the Company, on May 7, 2008 we recorded a profit on the sale of these customer relationships of $1.1 million.

In 2002, we assigned to an unrelated third party various patents which were acquired by us in the merger with Infonautics Corporation in 2001. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party relating to the commercialization of these patents. As a result of this assignment, in June 2008, we recognized $0.2 million in other revenue. This amount was fully paid to us during the quarter. We do not expect to receive any additional revenue from this arrangement in the future.

During June 2008, we received a dividend in the amount of $0.2 million from Afilias Inc., a company in which we hold an investment. During the three months ended March 31, 2007, we received a dividend in the amount of $0.1 million from Afilias Inc.

INCOME TAXES

The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Provision for income taxes	$30,000	$12,000	$61,134	$24,000

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

Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and June 30, 2008, which if recognized would favorably affect the income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits.  We recognize accrued interest and penalties to unrecognized tax benefit in tax expense.  We did not have any interest and penalties accrued as of December 31, 2007 and June 30, 2008 as the unrecognized tax benefit relates entirely to refundable tax credits.  We believe it is reasonably possible that $244,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company’s 2006 and 2007 research and development claim for the credits within the period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our principal source of liquidity was cash and cash equivalents of $2.9 million, compared to $8.1 million at December 31, 2007.

Net cash provided by operating activities for the six months ended June 30, 2008 was $2.7 million, compared to $3.5 million for the six months ended June 30, 2007. This lower contribution was primarily as a result of an atypically large sale of approximately 2,500 domain names from our portfolio of domain names for $3.0 million during the three months ended June 30, 2007, the impact of the higher Canadian dollar, the reduction in our domain name pricing that we announced in August 2007 and the additional bandwidth and co-location costs that we incurred during the period as we continue to carry multiple systems at our data centers. Operating activities for the six months ended June 30, 2008 generated $2.9 million, after adjustment for non-cash and other items including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation, aggregating $1.8 million. This was partially offset by a decline in other non-cash operating working capital of $0.2 million primarily the result of a reduction in accounts payable and accruals.

We used $7.9 million during the six months ended June 30, 2008 in financing activities to repay in full, the promissory note of $6.0 million that we issued to the former shareholders of Mailbank.com Inc when we acquired Mailbank.com Inc. in June 2006. In addition, in accordance with the terms of our Bank of Montreal credit facility, we made an annual cash sweep payment of $1.0 million in May 2008. The Bank of Montreal credit facility is a non-revolving, reducing credit facility, which we used to finance the purchase of IYD in July 2007. Pursuant to the terms of the facility, we are required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement. For Fiscal 2007, the cash sweep payment was limited to a maximum of $1.0 million, which amount was repaid in May 2008..

Investing activities generated net cash of $0.1 million for the six months ended June 30, 2008 as a result of the proceeds of $1.4 million we received in May 2008 on the sale of certain hosting customers to Hostopia.com Inc. This generation of cash was partially offset by our investing an additional $1.3 million in property and equipment related primarily to our hosted email environment during the six months ended June 30, 2008.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at June 30, 2008.

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

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the three months ended June 30, 2008 was a net gain of approximately $0.2 million, and for the three months ended June 30, 2007, the impact was a net gain of approximately $0.9 million, which is reflected on the consolidated statements of operations in general and administrative expenses.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the six months ended June 30, 2008 was a net loss of approximately $30,000, and for the six months ended June 30, 2007, the impact was a net gain of approximately $1.1 million, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of June 30, 2008, we had foreign currency forward contracts in the amount of $10.8 million outstanding.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2008. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2008. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2008 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may in the future take additional actions to hedge or mitigate these risks.

Item 4              Controls and Procedures

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

Date: August 14, 2008	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.