Form 10-Q
period 2008-09-30
TUCOWS INC /PA/
filed 2008-11-13
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, there were 73,923,542 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,721,033	$8,093,476
Accounts receivable, net of allowance for doubtful accounts of $85,000 as of September 30, 2008 and $95,000 as of December 31, 2007	3,656,567	3,422,180
Prepaid expenses and deposits	2,595,737	3,132,129
Prepaid domain name registry and ancillary services fees, current portion	29,008,651	25,473,465
Cash held in escrow (note 3(c))	1,088,793	1,070,632
Deferred tax asset, current portion	500,000	500,000
Total current assets	39,570,781	41,691,882

Prepaid domain name registry and ancillary services fees, long-term portion	11,713,428	10,765,862
Property and equipment	3,551,311	4,963,311
Deferred financing charges	89,800	128,200
Deferred tax asset, long-term portion	2,500,000	2,500,000
Intangible assets (note 4)	20,597,060	22,150,738
Goodwill	17,490,807	17,490,807
Investment	353,737	353,737
Total assets	$95,866,924	$100,044,537

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,302,239	$2,689,346
Accrued liabilities	2,975,686	3,289,087
Customer deposits	3,119,092	3,267,784
Promissory note payable	—	6,000,000
Loan payable, current portion (note 5)	1,914,242	1,914,242
Deferred revenue, current portion	38,159,670	35,465,584
Accreditation fees payable, current portion	513,989	483,090
Total current liabilities	48,984,918	53,109,133

Deferred revenue, long-term portion	16,221,513	15,147,644
Accreditation fees payable, long-term portion	190,811	181,345
Loan payable, long-term portion (note 5)	4,423,685	6,859,366
Deferred tax liability	5,396,000	5,396,000

Stockholders’ equity (note 10)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 73,923,542 shares issued and outstanding as of September 30, 2008 and 73,888,542 shares issued and outstanding as of December 31, 2007	15,368,310	15,350,915
Additional paid-in capital	48,762,868	48,537,313
Deficit	(43,481,181)	(44,537,179)
Total stockholders’ equity	20,649,997	19,351,049
Total liabilities and stockholders’ equity	$95,866,924	$100,044,537

See accompanying notes to unaudited consolidated financial statements

Subsequent events (note 13).

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net revenues	$20,147,195	$17,811,914	$59,308,731	$56,398,012

Cost of revenues:
Cost of revenues (*)	13,981,247	12,271,047	40,794,276	35,702,644
Depreciation of property and equipment	795,445	995,954	2,437,542	2,791,050
Amortization of intangible assets	29,199	83,060	134,597	210,132
Total cost of revenues	14,805,891	13,350,061	43,366,415	38,703,826

Gross profit	5,341,304	4,461,853	15,942,316	17,694,186

Expenses:
Sales and marketing (*)	1,705,512	1,712,676	5,132,380	4,537,198
Technical operations and development (*)	1,527,237	1,723,857	4,666,832	5,288,829
General and administrative (*)	2,240,134	1,257,206	5,361,217	3,566,847
Depreciation of property and equipment	57,386	68,316	177,317	198,107
Loss on disposition of property and equipment	498,529	—	498,529	—
Amortization of intangible assets	360,540	322,781	1,122,655	778,823
Total expenses	6,389,338	5,084,836	16,958,930	14,369,804

Income (loss) from operations	(1,048,034)	(622,983)	(1,016,614)	3,324,382

Other income (expenses):
Interest income (expense), net	(90,859)	(203,376)	(467,264)	(294,322)
Other income, net	1,098,245	530,583	2,631,010	619,014
Total other income (expenses)	1,007,386	327,207	2,163,746	324,692

Income (loss) before provision for income taxes	(40,648)	(295,776)	1,147,132	3,649,074

Provision for income taxes	30,000	14,816	91,134	38,816
Net income (loss) for the period	$(70,648)	$(310,592)	$1,055,998	$3,610,258

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$0.01	$0.05

Shares used in computing basic earnings (loss) per common share	73,923,542	74,100,911	73,903,998	74,548,903

Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.01	$0.05

Shares used in computing diluted earnings (loss) per common share	74,817,244	77,525,973	75,245,047	77,413,998

(*) Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$5,500	$4,100	$14,600	$11,000
Sales and marketing	$17,200	$21,400	$48,500	$61,100
Technical operations and development	$13,100	$18,900	$41,800	$62,300
General and administrative	$52,500	$33,900	$128,600	$118,100

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash provided by (used in):
Operating activities:
Net income for the period	$(70,648)	$(310,592)	$1,055,998	$3,610,258
Items not involving cash:
Depreciation of property and equipment	852,831	1,064,270	2,614,859	2,989,157
Loss on disposition of property and equipment	498,529	—	498,529	—
Amortization of deferred financing charges	12,200	—	38,400	—
Amortization of intangible assets	389,739	405,841	1,257,252	988,955
Gain on sale of customer relationships	(921,384)	—	(2,042,449)	—
Disposal of domain names	4,705	—	4,705	—
Unrealized change in the fair value of forward contracts	525,571	(61,673)	555,364	(1,164,114)
Stock-based compensation	88,300	78,300	233,500	252,500
Change in non-cash operating working capital:
Accounts receivable	(518,310)	87,922	(234,387)	(975,729)
Prepaid expenses and deposits	641,629	875,841	536,392	(161,669)
Deferred financing charges	—	(795,949)	—	(3,548,500)
Prepaid domain name registry and ancillary services fees	(775,955)	(142,600)	(4,482,752)	(142,600)
Accounts payable	(480,839)	(161,037)	(231,770)	(906,624)
Accrued liabilities	(177,701)	218,368	(868,765)	651,189
Customer deposits	(167,691)	204,906	(148,692)	(165,560)
Deferred revenue	(9,699)	834,795	3,767,955	4,711,315
Accreditation fees payable	6,245	(34,255)	40,365	(350,283)

Net cash provided by (used in)operating activities	(102,478)	2,264,137	2,594,504	5,788,295

Financing activities:
Proceeds received on exercise of stock options	—	17,912	9,450	204,255
Repurchase of shares	—	—	—	(2,446,955)
Proceeds received on loan payable	—	9,571,209		9,571,209
Repayment of promissory note and loan payable	(478,561)	(319,040)	(8,435,681)	(319,070)

Net cash provided by (used in) financing activities	(478,561)	9,270,081	(8,426,231)	7,009,439

Investing activities:
Cost of domain names acquired	—	—	(8,944)	(18,425)
Additions to property and equipment	(627,024)	(200,213)	(1,922,764)	(3,093,366)
Proceeds on disposition of property and equipment	66,039	—	66,039	—
Decrease in restricted cash - being margin security against forward exchange contracts	—	255,000	—	764,421
Acquisition of Hosted Messaging Assets, net of cash acquired	—	—	—	(90,050)
Acquisition of Boardtown Corporation, net of cash acquired	—	—	—	(4,900)
Acquisition of Innerwise Inc., net of cash acquired	—	(10,332,065)		(10,332,065)
Sale of customer relationships	921,384	—	2,343,114	—
Decrease (increase) in cash held in escrow	(5,396)	(1,058,620)	(18,161)	(364,041)
Net cash provided by (used in) investing activities	355,003	(11,335,898)	459,284	(13,138,426)

Increase (decrease) in cash and cash equivalents	(226,036)	198,320	(5,372,443)	(340,692)

Cash and cash equivalents, beginning of period	2,947,069	5,717,412	8,093,476	6,256,392
Cash and cash equivalents, end of period	$2,721,033	$5,915,732	$2,721,033	$5,915,700

Supplemental cash flow information:
Interest paid	$100,061	$274,368	$552,298	$484,368

Supplementary disclosure of non-cash investing and financing activities:
Capital assets acquired during the period not yet paid for	$117,733	$293,205	$117,733	$293,205

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

2. NEW ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated balance sheet, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2008 and the results of operations and cash flows for the interim periods ended September 30, 2008 and 2007. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In May 2008, the FASB issued Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for non-governmental entities. SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (United States) related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have an impact on its consolidated financial position, financial performance or cash flows.

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

An additional $1.1 million of consideration is being held in escrow and is payable in whole or in part by Tucows after August 2008, pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account also serves as a source of recovery.   To date, the parties have not been able to agree on a final evaluation of the revenue generating capability of the domain names and the monies remain in escrow. Once resolved, if any additional contingent consideration being held in escrow is payable, it will be recorded as additional goodwill at the time of its release.

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

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	Unaudited in thousands except earnings per share	Unaudited in thousands except earnings per share

Net revenue	$18,211	$60,575
Net income (loss) for the period	(409)	3,015

Basic earnings (loss) per common share	$(0.01)	$0.05

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

A summary of acquired intangible assets for the three months ended September 30, 2008 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, June 30, 2008	$500,122	$937,380	$5,321,060	$12,131,827	$2,101,115	$20,991,504
Sale of domain names	—	—	—	—	(4,705)	(4,705)
Amortization expense	(29,199)	(41,760)	(318,780)	—	—	(389,739)
Net book value, September 30, 2008	$470,923	$895,620	$5,002,280	$12,131,827	$2,096,410	$20,597,060

A summary of acquired intangible assets for the nine months ended September 30, 2008 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2007	$605,520	$1,020,900	$6,300,320	$12,129,303	$2,094,695	$22,150,738
Purchase of domain names	—	—	—	2,524	1,715	4,239
Sale of customer relationships (1)	—	—	(300,665)	—	—	(300,665)
Amortization expense	(134,597)	(125,280)	(997,375)	—	—	(1,257,252)
Net book value, September 30, 2008	$470,923	$895,620	$5,002,280	$12,131,827	$2,096,410	$20,597,060

(1)  Pertains to the sale of certain shared hosting assets that were sold to Hostopia.com Inc., in terms of a purchase and sale agreement signed with Tucows.com Co, a wholly-owned subsidiary of the Company, on May 7, 2008.

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9,571,209 with The Bank of Montreal (“BMO”) to finance the purchase of IYD in July 2007. The loan bears simple interest at the BMO US base rate plus 0.50% per annum (currently 6.0%), and was not issued at a premium or at a discount. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The BMO facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan.

Included in these covenants is a requirement for the Company to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement. Once it has been determined that a cash sweep payment is payable, based on the Company’s audited results, such payment is classified as a current liability on the Company’s consolidated balance sheet. For the first year, the cash flow sweep is limited to a maximum of $1.0 million. Based on the assessment of the audited results for the fiscal year ended December 31, 2007, the Company made a cash sweep payment of $1.0 million in May 2008. As the cash sweep for the year ending December 31, 2008 has not yet been determined, no amount has been reclassified as a current liability for this period, other than the monthly principal loan repayments that are due within the next twelve months.

Certain covenants under the facility may limit the amount of our capital expenditures. The facility is collateralized by a first lien on, and pledge of, the majority of the combined company’s present and future property and assets (subject to certain exclusions).

Principal loan repayments over the next four years are as follows:

October 2008 – September 2009	$1,914,242

October 2009 – September 2010	$1,914,242

October 2010 – September 2011	$1,914,242

October 2011 – January 2012	$595,201

6. INCOME TAXES

Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and $234,000 of total gross unrecognized tax benefit as of September 30, 2008, which if recognized would favorably affect the income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits for 2006 and 2007. The unrecognized tax benefit for 2008 for the research and development claim is not expected to be significant. We recognize accrued interest and penalties to unrecognized tax benefit in tax expense.  We did not have any interest and penalties accrued as of December 31, 2007 and September 30, 2008 as the unrecognized tax benefit relates entirely to refundable tax credits.  We believe it is reasonably possible that $234,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of the Company’s 2006 and 2007 research and development claim for the credits within the period.

The valuation allowance amounting to $11.3 million recognized for deferred tax assets has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets in the amount of $0.5 million and non-current deferred tax assets of $2.5 million as at September 30, 2008.  The comparatives as at December 31, 2007 have been reclassified to conform to this presentation.

7. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

The Company’s basic earnings (loss) per common share have been calculated by dividing net income by the weighted average number of common shares outstanding.

The diluted earnings per common share for the three and nine months ended September 30, 2007 have been calculated using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Options to purchase 3,217,828 shares of common stock were outstanding during the three months ended September 30, 2008 (during the three months ended September 30, 2007, options to purchase 3,692,809 shares of common stock were outstanding). Options to purchase 2,341,230 shares of common stock were outstanding during the nine months ended September 30, 2008 (during the nine months ended September 30, 2007, options to purchase 651,416 shares of common stock were outstanding).

8. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$13,687,815	$12,331,765	$39,828,374	$36,506,455
Domain Portfolio Services	1,265,172	538,488	4,043,439	4,781,139
Email Services	1,516,726	1,771,266	4,642,977	5,786,033
Retail Services	2,071,200	1,461,729	5,757,890	3,876,808
Other Services	1,606,282	1,708,666	5,036,051	5,447,577
	$20,147,195	$17,811,914	$59,308,731	$56,398,012

No customer accounted for more than 10% of revenue during the three or nine months ended September 30, 2008 or the three or nine months ended September 30, 2007. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

At September 30, 2008, two customers each accounted for more than 10% of accounts receivable, for a combined 24%. At September 30, 2007, one customer accounted for more than 10% of accounts receivable.

(b)                                The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$11,015,952	$9,158,683	$31,456,663	$27,000,115
Domain Portfolio Services	182,614	160,823	542,065	419,061
Email Services	161,848	153,304	244,848	567,318
Retail Services	558,190	441,406	1,701,786	1,263,850
Other Services	408,031	416,801	1,241,733	1,237,007
Network, other costs	1,654,612	1,940,030	5,607,181	5,215,293
Network, depreciation and amortization costs	824,644	1,079,014	2,572,139	3,001,182
	$14,805,891	$13,350,061	$43,366,415	$38,703,826

(c)                                 The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2008	December 31, 2007

Canada	$2,098,910	$2,706,810
United States	1,415,348	2,194,624
United Kingdom	37,053	61,877
	$3,551,311	$4,963,311

9. COMMITMENTS AND CONTINGENCIES:

On February 20, 2008, Tucows entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis through December 31, 2008. These forward plus contracts are designed to hedge our expected Canadian dollar requirements over the period. On each expiry date, provided that the limit rate (US$1.00 : Cdn$1.05) has not been reached, we will sell US$ 900,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$1.00 : Cdn$1.014 whichever is more beneficial to Tucows. As the limit rate was reached during August 2008, all remaining forward plus contracts will be fixed at the base rate of US$1.00 : Cdn$1.014 for delivery on the respective value dates.

On September 29, 2008, Tucows entered into a series of window contracts with a notional value of $9 million, whereby $500,000 is converted into Canadian dollars on a semi-monthly basis through September 2009. These window contracts are designed to hedge our expected Canadian dollar requirements over the period. On each expiry date, provided that the limit rate (US$1.00 : Cdn$1.09) has not been reached during the one month window before the expiration date of each contract, we will sell US$ 500,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$1.00 : Cdn$1.02, whichever is more beneficial to Tucows. Should the limit rate be reached during the one month window before the expiration date of each contract, then that contract will be fixed at the base rate of US$1.00 : Cdn$1.02 for delivery on its value dates.

As of September 30, 2008, we had outstanding forward plus contracts with a notional value of $14.4 million and during the three months ended September 30, 2008 we recorded a loss in fair value in respect of these contracts in the amount of $0.5 million, while during the nine months ended September 30, 2008 we recorded a loss in fair value in respect of these contracts in the amount of $0.6 million. The balance of these forward contracts included under current liabilities amounted to $0.6 million as of September 30, 2008. During the three months ended September 30, 2007, we recorded a gain in the change in fair value in respect of outstanding contracts of $62,000, while during the nine months ended September 30, 2007, we recorded a gain in the change in fair value in respect of outstanding contracts of $1.2 million. These amounts have been recorded in general and administrative expenses. The balance of these forward contracts included under current assets amounted to $0.7 million as of September 30, 2007.

10. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2008:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Stock-based compensation	—	—	145,200	—	145,200
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Net income for the period	—	—	—	1,126,646	1,126,646
Balances, June 30, 2008	73,923,542	15,368,310	48,674,568	(43,410,533)	20,632,345

Stock-based compensation	—	—	88,300	—	88,300
Net loss for the period	—	—	—	(70,648)	(70,648)
Balances, September 30, 2008	73,923,542	$15,368,310	$48,762,868	$(43,481,181)	$20,649,997

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2007:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575
Exercise of stock options	373,880	345,218	(158,875)	—	186,343
Repurchase of shares	(2,616,600)	(523,320)	(1,923,635)	—	(2,446,955)
Stock-based compensation	—	—	174,200	—	174,200
Net income for the period	—	—	—	3,920,850	3,920,850
Balances, June 30, 2007	73,735,782	15,217,279	48,451,596	(43,291,862)	20,377,013

Exercise of stock options	36,720	32,956	(15,044)	—	17,912
Stock-based compensation	—	—	78,300	—	78,300
Net loss for the period	—	—	—	(310,592)	(310,592)
Balances, September 30, 2007	73,772,502	$15,250,235	$48,514,852	$(43,602,454)	$20,162,633

On May 6, 2008, Tucows Inc.’s board of directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. To date, the Company has not repurchased any shares under this repurchase program.

11. SHARE-BASED PAYMENTS

Valuation method:

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options we issue are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

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

Summary of Outstanding Stock Options:

(a)            1996 Stock Options Plan

As of September 30, 2008, options to purchase an aggregate of 4,971,798 shares of common stock are outstanding under our 1996 Stock Option Plan (“1996 Plan”). No further shares of common stock may be issued under this option plan. Stock options that have been issued under the 1996 Plan generally vest over four years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day prior to the date of grant.

A summary of unaudited option activity under our 1996 Plan for the three months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	4,974,111	$0.48
Granted	—	—
Exercised	—	—
Forfeited	(2,313)	0.92
Expired	—	—
Outstanding at September 30, 2008	4,971,798	$0.48	4.56	$70
Exercisable at September 30, 2008	4,949,204	$0.48	4.55	$70

A summary of unaudited option activity under our 1996 Plan for the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2007	5,048,517	$0.48
Granted	—	—
Exercised	(35,000)	0.27
Forfeited	(36,719)	0.67
Expired	(5,000)	0.27
Outstanding at September 30, 2008	4,971,798	$0.48	4.56	$70
Exercisable at September 30, 2008	4,949,204	$0.48	4.55	$70

As all options granted under the 1996 Plan have an exercise price greater than the September 30, 2008 closing price, no unrecognized compensation cost relating to unvested stock options at September 30, 2008 has been shown.

(b)           2006 Equity Compensation Plan

As of September 30, 2008, options to purchase an aggregate of 2,347,250 shares of common stock are outstanding under our 2006 Equity Compensation Plan (“2006 Plan”). Stock options that have been issued to employees under the 2006 Plan generally vest over four years and expire seven years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock on the day of grant.

A summary of unaudited option activity under our 2006 Plan for the three months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	2,195,750	$0.74
Granted	180,000	0.48
Exercised	—	—
Forfeited	(28,500)	0.70
Expired	—	—
Outstanding at September 30, 2008	2,347,250	$0.71	5.73	$—
Exercisable at September 30, 2008	651,250	$0.72	4.82	$—

A summary of unaudited option activity under our 2006 Plan for the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at December 31, 2007	1,191,000	$0.86
Granted	1,251,000	0.59
Exercised	—	—
Forfeited	(94,750)	0.79
Expired	—	—
Outstanding at September 30, 2008	2,347,250	$0.71	5.73	$—
Exercisable at September 30, 2008	651,250	$0.72	4.82	$—

As all options granted under the 2006 Plan have an exercise price greater than the September 30, 2008 closing price, no unrecognized compensation cost relating to unvested stock options at September 30, 2008 has been shown.

Based on the following assumptions: an expected volatility of 61%; a risk-free interest rate of 2.7%, an expected dividend yield of 0%; and an expected life of 4.75 years the options granted during the three months ended September 30, 2008 had a weighted-average fair value of $0.19.

Based on the following assumptions: an expected volatility of 65%; a risk-free interest rate of 2.9%, an expected dividend yield of 0%; and an expected life of 4.75 years the options granted during the nine months ended September 30, 2008 had a weighted-average fair value of $0.31.

(c)                                 Share-based compensation expense.

Share-based compensation expense included in the Statement of Operations for the three months ended September 30, 2008 was $88,300, while share-based compensation expense included in the Statement of Operations for the three months ended September 30, 2007 was $78,300.

Share-based compensation expense included in the Statement of Operations for the nine months ended September 30, 2008 was $233,500, while share-based compensation expense included in the Statement of Operations for the nine months ended September 30, 2007 was $252,500.

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

The following table provides a summary of the fair values of the Company’s liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Forward Plus Contracts	$—	$555,364	$—	$555,364
Total Liabilities	$—	$555,364	$—	$555,364

13. SUBSEQUENT EVENTS

On October 10, 2008, in order to manage its exposure to foreign exchange rate fluctuations, the Company entered into an additional series of forward foreign exchange contracts whereby amounts of $500,000 will be converted into Canadian dollars on a semi-monthly basis from January 2009 to December 2009 at foreign exchange rates varying from US$1.00 : Cdn$1.1560 to US$1.00 : Cdn$1.1670.

On November 4, 2008, Tucows (Delaware) Inc. (“Tucows DE”), a wholly owned subsidiary of the Company entered into a stock redemption agreement with Afilias Limited (“Afilias”), whereby Tucows DE agreed to sell its 353,722 Class A ordinary shares in Afilias to Afilias, for an amount of $7,502,444, or $21.21 per share, less one-half of the stamp duty required to be paid under Irish law, which duty amounts to $37,512.

The redemption of these shares is scheduled to be completed in three trades as follows:

1.                 The first closing will be completed within thirty days following the date of the Redemption Agreement (the “First Closing”). Afilias has agreed to purchase a total of 153,722 shares of Class A ordinary shares of Afilias owned by Tucows DE at the First Closing for an aggregate purchase price of $3,244,141.40.

2.                 On or before June 30, 2009 (the “Second Closing Date”), Afilias shall redeem and purchase an additional 100,000 shares of Class A ordinary shares of Afilias owned by Tucows DE, for an aggregate purchase price of $2,110,395 (the “Second Closing”). The Second Closing is contingent upon Afilias having distributable reserves sufficient to complete the acquisition of the additional 100,000 shares of Class A ordinary shares as of the Second Closing Date.

3.                 On or before December 31, 2009 (“Third Closing Date”), Afilias shall redeem and purchase an additional 100,000 shares of Class A ordinary shares of Afilias owned by Tucows DE for an aggregate purchase price of $2,110,395 (the “Third Closing”). The Third Closing is contingent upon Afilias having distributable reserves sufficient to complete the acquisition of the additional 100,000 shares of Class A ordinary shares as of the Third Closing Date.

The sale of the Afilias shares will be accounted for in the periods in which they are sold.

On November 11, 2008, the Company restructured certain of its operations, which resulted in a reduction of approximately 15% of its employees effective that date. This restructuring and associated reduction in workforce was approved by the Company’s Board of Directors on November 6, 2008. During the fourth quarter of 2008, the Company expects to incur approximately $400,000 of compensation expense relating to severance to be paid to the affected employees.

14. RECLASSIFICATION

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

As of September 30, 2008, we offer registration services for the generic top level domains, or gTLDs, .com, .net, .org, .info, .name, .biz, ..mobi  and .asia and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, ..fr, .it, .li, .me, .nl, .tv, .uk, .us and .vc.

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

Retail Services

We generate revenues from the provisioning and management of Internet services, on a retail basis, to consumers and small businesses through our Domain Direct, NetIdentity and IYD websites. These services include domain registration and other Internet services such as email, personalized email through our portfolio of surname-based domain names and  blogware.  Depending on the service offered, we typically receive standard fees for our services, which fees are published on our respective websites. In addition, we offer referral commissions, based on a percentage of net registration revenues, to participants in our affiliate program.

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

Other than the adoption of SFAS No. 157 and SFAS No. 159 which are described in note 2 above, during the three and nine months ended September 30, 2008, there have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$13,687,815	$12,331,765	$39,828,374	$36,506,455
Domain Portfolio Services	1,265,172	538,488	4,043,439	4,781,139
Email Services	1,516,726	1,771,266	4,642,977	5,786,033
Retail Services	2,071,200	1,461,729	5,757,890	3,876,808
Other Services	1,606,282	1,708,666	5,036,051	5,447,577
	$20,147,195	$17,811,914	$59,308,731	$56,398,012
Increase over prior period	$2,335,281		$2,910,719
Increase - percentage	13%		5%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	68%	69%	67%	65%
Domain Portfolio Services	6%	3%	7%	8%
Email Services	8%	10%	8%	10%
Retail Services	10%	8%	10%	7%
Other Services	8%	10%	8%	10%
	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2008 increased by $2.3 million, or 13%, to $20.1 million from $17.8 million for the three months ended September 30, 2007.

Total net revenues for the nine months ended September 30, 2008 increased by $2.9 million, or 5%, to $59.3 million from $56.4 million for the nine months ended September 30, 2007.

Deferred revenue from domain name registrations and other Internet services at September 30, 2008 increased to $54.4 million from $49.8 million at September 30, 2007.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2008 and at September 30, 2008, two customers each accounted for more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

Net revenues from traditional domain registration services for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 increased by $1.4 million, or 11%, to $13.7 million. Net revenues from traditional domain registration services for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 increased by $3.3 million, or 9%, to $39.8 million. These increases were primarily a result of increased volumes from new and existing customers.

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

During the three months ended September 30, 2008, the number of domain names that we processed increased by 0.3 million to 1.6 million new, renewed and transferred-in domain name registrations, compared to the three months ended September 30, 2007. During the nine months ended September 30, 2008, the number of domain names that we processed increased by 0.7 million to 4.8 million new, renewed and transferred-in domain name registrations, compared to the nine months ended September 30, 2007. These increases resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and by the incremental registrations we generated as a result of our acquisition of IYD in July 2007.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will incrementally increase, the volatility in the market could affect the growth of domain names under our management. At September 30, 2008, the total number of domain names under our management increased by 0.5 million to 8.8 million, compared to the total number of domain names under management as at September 30, 2007. This includes 1.2 million domain names that we managed for nine accredited registrars who use our technical systems to process domain registrations with their own accreditation.

Domain Portfolio Services

Net revenues from our domain portfolio services for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 increased by $0.7 million, or 135%, to $1.3 million. Net revenues from our domain portfolio services for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased by $0.7 million, or 15%, to $4.0 million.

During the three months ended September 30, 2008, we earned $0.5 million by making domain names in our portfolio available for sale or lease compared to less than $0.1 million during the three months ended September 30, 2007. In addition we earned $0.7 million from our pay-per-click advertising or parked pages program during the three months ended September 30, 2008 compared to $0.5 million for the three months ended September 30, 2007.

During the nine months ended September 30, 2008, we earned $1.7 million by making domain names in our portfolio available for sale or lease, compared to $3.2 million during the nine months ended September 30, 2007. Included in the nine months ended September 30, 2007 is the large sale of approximately 2,500 domain names for $3.0 million that we concluded during the three months ended June 30, 2007. In addition, we earned $2.2 million from our pay-per-click advertising or parked pages program during the nine months ended September 30, 2008 compared to $1.5 million for the nine months ended September 30, 2007. Included in revenue for the nine months ended September 30, 2008 is $0.9 million relating to the sale of certain domain names to Portfolio Brains, LLC in May 2008.

The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved during the three or nine months ended September 30, 2008, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from domain portfolio services is essentially driven by general macroeconomic factors that affect internet advertising. Our advertising expenditures are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty. A slowing economy may thus be accompanied by a decrease in advertising spending which could adversely impact our ability to grow or maintain our domain portfolio services revenue.

Email Services

Net revenues from email services for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased by $0.3 million, or 14%, to $1.5 million.

Net revenues from email services for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased by $1.1 million, or 20%, to $4.6 million.

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

As a result of the above factors, we now have four significant customers who contribute approximately 60% to our current monthly email service revenue. Three of these customers are media portal companies who have become more focused on controlling costs. Email is a small component of their service offerings and for competitive and cost control reasons they are choosing to allow their email services to be included in larger supply contracts. This has resulted in one of these customers migrating off of our hosted email platform during the three months ended September 30, 2008 and two of the other customers notifying us of their intention to leave our platform in the near future. We do not expect the loss of these customers to materially impact our results for the fiscal year ended December 31, 2008. We continue to actively market our email service to new customers. If our actions are not successful in offsetting these customer losses, thus we expect that the loss of these customers will have a material impact our results of operations for the fiscal year ended December 31,  2009.

Retail Services

Net revenues from retail services for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, increased by $0.6 million, or 42%, to $2.1 million. The primary contributor to this increase was the recognition of $0.4 million of deferred revenue as a result of the sale of our remaining hosting customers in September 2008. Other factors contributing to the increase were an increase of $0.1 million from our provisioning personalized email through our portfolio of surname-based domain names through the NetIdentity website and an increase in revenue from retail domain registration and other internet services of $0.1 million as a result of the IYD acquisition.

Net revenues from retail services for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, increased by $1.9 million, or 49%, to $5.8 million. The primary contributors to this increase were the recognition of $0.7 million of deferred revenue as a result of the sale of our remaining retail hosting customers and an increase of $0.8 million from our provisioning personalized email through our portfolio of surname-based domain names through the NetIdentity website and an increase in revenue from retail domain registration and other internet services of $0.4 million as a result of the IYD acquisition.

Other Services

Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools, or other internet services, which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased by $0.1 million, or 6%, to $1.6 million. This decrease primarily reflects the slower advertising through our website. In addition, the revenue we derive from content are directly affected by changes in the total spend on internet advertising. Advertising expenditures have been shown to be sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. A slowing economy may thus be accompanied by a decrease in advertising spend which would adversely impact our ability to grow or maintain our content service revenues.

Other revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased by $0.4 million, or 8%, to $5.0 million. This decrease was primarily the result of a decline in content of $0.5 million being offset by increases in other internet services, mainly in digital certificates. The decrease in content revenue primarily reflects the contraction in the yields from our syndicated Google feeds and to a lesser extent slower advertising through our website.

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

Domain Portfolio Services

Costs of revenues for domain portfolio services represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value ascribed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of the domain name intangible assets. As the total names in our portfolio continue to grow, this will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid domain registry fees and are expensed ratably over the term of provision of service.

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

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	$11,015,952	$9,158,683	$31,456,663	$27,000,115
Domain Portfolio Services	182,614	160,823	542,065	419,061
Email Services	161,848	153,304	244,848	567,318
Retail Services	558,190	441,406	1,701,786	1,263,850
Other Services	408,031	416,801	1,241,733	1,237,007
Network, other costs	1,654,612	1,940,030	5,607,181	5,215,293
Network, depreciation and amortization costs	824,644	1,079,014	2,572,139	3,001,182
	$14,805,891	$13,350,061	$43,366,415	$38,703,826
Increase over prior period	$1,455,830		$4,662,589
Increase - percentage	11%		12%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Traditional Domain Registration Services	74%	69%	72%	70%
Domain Portfolio Services	1%	1%	1%	1%
Email Services	1%	1%	1%	1%
Retail Services	4%	3%	4%	3%
Other Services	3%	3%	3%	3%
Network, other costs	11%	15%	13%	13%
Network, depreciation and amortization costs	6%	8%	6%	8%
	100%	100%	100%	99%

Cost of revenues for the three months ended September 30, 2008 increased by $1.5 million, or 11%, to $14.8 million from $13.4 million for the three months ended September 30, 2007. Costs for traditional domain registration and retail services increased by $2.0 million as a result of higher volumes of domain registrations and the higher registration fees we are paying the registries as a result of the price increases they implemented  in October 2007. Costs for domain portfolio services, which pertain to the amortization of renewal costs for names in our portfolio, increased by $22,000 as our result of recognition of the cost ratably over the term of the renewal and growth in our domain portfolio. .

Network costs, before depreciation and amortization for the three months ended September 30, 2008, decreased by $0.2 million, or 15%, to $1.7 million, primarily as a result of lower support contract and people costs attributable to the closure and relocation of certain of our co-location facilities during September 2008. Network depreciation and amortization costs for the three months ended September 30, 2008 decreased by $0.3 million, or 15%, to $1.6 million, primarily as a result of certain of our older computer hardware now being fully depreciated and not requiring replacement.

Cost of revenues for the nine months ended September 30, 2008 increased by $5.5 million, or 16%, to $39.4 million from $33.9 million for the nine months ended September 30, 2007. Costs for traditional domain registration services increased by $4.5 million as a result of higher volumes of domain registrations and our response to the continuing competitive nature of the domain name market. Costs for domain portfolio services increased by $0.1 million, primarily as a result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal. Retail and other services costs increased by $0.4 million essentially as a result of increased volumes. These increases were offset by a decrease of $0.3 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers as well as the reversal of an estimated migration cost that was lower than anticipated.

Network costs for the nine months ended September 30, 2008 and 2007 remained flat at $8.2 million, primarily the result of the additional bandwidth and co-location costs of $0.3 million and the effect of a reversal in March 2007 of a contingency of $0.2 million that was accrued for a planned network operation initiative that we did not pursue. These increases were offset by a decrease in depreciation and amortization of $0.4 million.

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

Prepaid domain registration and other Internet services fees at September 30, 2008 increased by $5.5 million, or 16%, to $40.7 million from $35.2 million at September 30, 2007.

We expect network costs to decrease for the fiscal year ended December 31,  2009 as we complete the process of consolidating some of the multiple systems we support and thereby reduce our overall footprint at our data centers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales and marketing	$1,705,512	$1,712,676	$5,132,380	$4,537,198
(Decrease)/increase over prior period	$(7,164)		$595,182
(Decrease)/increase - percentage	(0)%		13%
Percentage of net revenues	8%	10%	9%	8%

Sales and marketing expenses for the three months ended September 30, 2008 remained flat at $1.7 million, when compared to the three months ended September 30, 2007. Sales and marketing expenses for the nine months ended September 30, 2008 increased by $0.6 million, or 13%, to $5.1 million, compared to $4.5 million during the nine months ended September 30, 2007.

The increase during the nine months ended September 30, 2008 was primarily the result of additional people costs of $0.3 million, predominantly in customer service as we continue to invest in customer service improvements to support our domain portfolio services. This increase is also attributable to a reversal in the nine months ended September 30, 2007 of a contingency of $0.2 million that was accrued for certain marketing initiatives that we did not pursue. The remainder of the increase was predominantly as a result of additional travel related costs.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Technical operations and development	$1,527,237	$1,723,857	$4,666,832	$5,288,829
Decrease over prior period	$(196,620)		$(621,997)
Decrease - percentage	(11)%		(12)%
Percentage of net revenues	8%	10%	8%	9%

Technical operations and development expenses for the three months ended September 30, 2008 decreased by $0.2 million, or 11%, to $1.5 million compared to $1.7 million during the three months ended September 30, 2007. Technical operations and development expenses for the nine months ended September 30, 2008 decreased by $0.6 million, or 8%, to $4.7 million compared to $5.3 million during the nine months ended September 30, 2007.

This decrease during the three months ended September 30, 2008 resulted primarily from a decrease of $0.2 million in people-related costs, including contract and outside service costs, as a result of the lower investment we need to make in the multiple systems that we are in the process of consolidating.

This decrease during the nine months ended September 30, 2008 resulted primarily from a decrease of $0.6 million in people-related costs, including contract and outside service costs, principally as a result of the lower investment we need to make in the multiple systems that we are in the process of consolidating.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

General and administrative	$2,240,134	$1,257,206	$5,361,217	$3,566,847
Increase over prior period	$982,928		$1,794,370
Increase - percentage	78%		50%
Percentage of net revenues	11%	7%	9%	6%

General and administrative expenses for the three months ended September 30, 2008 increased by $1.0 million, or 78%, to $2.2 million compared to $1.3 million during the three months ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2008 increased by $1.8 million, or 50%, to $5.4 million compared to $3.6 million during the nine months ended September 30, 2007.

The increase during the three months ended September 30, 2008 primarily resulted from our recording a foreign exchange loss of $0.7 million compared to a foreign exchange gain of $0.4 million during the three months ended September 30, 2007. In addition, we incurred incremental costs of $0.1 million in professional fees during the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. These incremental costs were offset by a decrease in people costs of $0.2 million during the three months ended September 30, 2008, when compared to the three months ended September 30, 2007.

The increase during the nine months ended September 30, 2008 primarily resulted from our recording a foreign exchange loss of $0.6 million compared to a gain of $1.4 million during the three months ended September 30, 2007. In addition, during the three months ended September 30, 2008, we incurred incremental costs of $0.3 million in expenses such as legal and accounting fees, credit card processing fees, public listing and other miscellaneous expenses, when compared to the three months ended September 30, 2007. These incremental costs were offset by a decrease in people costs, investor, public relation and insurance costs of $0.5 million during the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007.

We expect general and administrative expenses to continue to increase, in absolute dollars, as our business continues to grow. We encounter currency exchange rate risks because substantially all of our revenue is earned in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. The primary objective of this policy is to achieve cost certainty. As part of our planning process for the fiscal year ended December 31, 2009, in September 2008 and October 2008 we purchased sufficient forward exchange contracts to meet our 2009 needs. As a result of the current macroeconomic environment, the U.S./Canadian dollar exchange rate continues to fluctuate widely. Should the Canadian dollar remain weaker relative to our contract price through the end of this fiscal year, it may result in a significant loss on the unrealized change in the fair value of these contracts being recorded during the three months ending December 31, 2008, which could have a material adverse effect on our 2008 operating results. This unrealized loss will reverse during the fiscal year ended December 31, 2009 as the forward exchange contracts mature.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Depreciation of property and equipment	$57,386	$68,316	$177,317	$198,107
Decrease over prior period	$(10,930)		$(20,790)
Decrease - percentage	(16)%		(10)%

LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Loss on disposition of property and equipment	$498,529	$—	$498,529	$—

During the three months ended September 30, 2008, as part of our consolidation of some of the multiple systems that we were supporting, we disposed of some or our older computer hardware at co-location facilities that we no longer intend to deploy, and incurred a loss on disposition.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Amortization of intangible assets	$360,540	$322,781	$1,122,655	$778,823
Increase over prior period	$37,759		$343,832
Increase - percentage	12%		44%

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

In connection with the acquisition of Mailbank.com Inc., customer relationships purchased are amortized on a straight-line basis over five years.

In connection with the acquisition of IYD, the brand and customer relationships purchased are amortized on a straight-line basis over seven years.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Other income (expenses), net	$1,007,386	$327,207	$2,163,746	$324,692

Other income, net amounted to $1.0 million during the three months ended September 30, 2008, compared to other expenses, net of $0.3 million during the three months ended September 30, 2007. Other income, net amounted to $2.2 million during the nine months ended September 30, 2008, compared to other expenses, net of $0.3 million during the nine months ended September 30, 2007.

Interest income decreased to $9,000 during the three months ended September 30, 2008 compared to $70,000 during the three months ended September 30, 2007 and reflects our lower cash balance as a result of our having repaid the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 of $6.0 million, as well as our making an annual cash sweep payment of $1.0 million in May 2008 pursuant to the terms of our Bank of Montreal credit facility. In connection with the promissory notes and the Bank of Montreal credit facility we also incurred an interest expense of $0.1 million during the three months ended September 30, 2008, compared to $0.3 million during the three months ended September 30, 2007.

Interest income decreased to $85,000 during the nine months ended September 30, 2008 compared to $190,000 during the nine months ended September 30, 2007 and reflects our lower cash balance as a result of our having repaid the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 of $6.0 million, as well as our making an annual cash sweep payment of $1.0 million in May 2008 pursuant to the terms of our Bank of Montreal credit facility. In connection with the promissory notes and the Bank of Montreal credit facility we also incurred an interest expense of $0.6 million during the nine months ended September 30, 2008, compared to $0.5 million during the nine months ended September 30, 2007.

As a result of the sale of certain of our shared hosting assets on May 7, 2008, we recorded a profit on the sale of these customer relationships of $1.1 million and in another transaction, in September 2008, we sold the remaining shared hosting assets and recorded a profit on the sale of these customer relationships of $0.9 million.

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

During June 2008 and September 2008, we received dividends in the amount of $0.2 million and $0.2 million, respectively, from Afilias Inc., a company in which we held an investment.

On November 4, 2008, Tucows (Delaware) Inc., a wholly owned subsidiary of the Company entered into a stock redemption agreement with Afilias Limited (“Afilias”), whereby Tucows (Delaware) Inc. agreed to sell its 353,722 Class A ordinary shares in Afilias, to Afilias, for an amount of $7,502,444 or $21.21 per share, less one-half of the stamp duty, required to be paid under Irish law, amounting to $37,512.

The redemption of these shares is scheduled to be completed in three trades as follows:

1.                        Closing of the purchase of the first 153,722 shares (first block) shall be completed within thirty days following the closing date of the agreement, which is December 4, 2008.

2.                        On or before June 30, 2009 (“second closing date”), Afilias shall acquire the second block amounting to 100,000 shares, contingent upon Afilias having distributable reserves sufficient to complete the acquisition of the second block as of the second closing date.

3.                        On or before December 31, 2009 (“third closing date”), Afilias shall acquire the third block amounting to 100,000 shares, contingent upon Afilias having distributable reserves sufficient to complete the acquisition of the third block as of the third closing date.

The sale of the Afilias shares will be accounted for in the periods in which they are sold.

INCOME TAXES

The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Provision for income taxes	$30,000	$14,816	$91,134	$38,816

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

Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and $234,000 of total gross unrecognized tax benefit as of September 30, 2008, which if recognized would favorably affect the income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits for 2006 and 2007. The unrecognized tax benefit for 2008 for the research and development claim is not expected to be significant. We recognize accrued interest and penalties to unrecognized tax benefit in tax expense.  We did not have any interest and penalties accrued as of December 31, 2007 and September 30, 2008 as the unrecognized tax benefit relates entirely to refundable tax credits.  We believe it is reasonably possible that $234,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude their review the Company’s 2006 and 2007 research and development claim for the credits within the period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our principal source of liquidity was cash and cash equivalents of $2.7 million, compared to $8.1 million at December 31, 2007.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $2.6 million, compared to $5.8 million for the nine months ended September 30, 2007. This lower contribution was primarily as a result of an atypically large sale of approximately 2,500 domain names from our portfolio of domain names for $3.0 million during the three months ended June 30, 2007, the impact of the higher Canadian dollar, the reduction in our domain name pricing that we announced in August 2007 and the additional bandwidth and co-location costs that we incurred during the period as we continue to carry multiple systems at our data centers. Operating activities for the nine months ended September 30, 2008 generated $3.5 million, after adjustment for non-cash and other items including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation, aggregating $2.4 million. This was partially offset by a decline in other non-cash operating working capital of $0.9 million primarily the result of a reduction in accounts payable, accruals and customer deposits, as well as a result of an increase in accounts receivable.

We used $8.4 million during the nine months ended September 30, 2008 in financing activities to repay in full, the promissory note of $6.0 million that we issued to the former shareholders of Mailbank.com Inc when we acquired Mailbank.com Inc. in June 2006. In addition, in accordance with the terms of our Bank of Montreal credit facility, we made an annual cash sweep payment of $1.0 million in May 2008 and equal monthly capital repayments totaling $1.9 million per annum. The Bank of Montreal credit facility is a non-revolving, reducing credit facility, which we used to finance the purchase of IYD in July 2007. Pursuant to the terms of the facility, we are required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement. For Fiscal 2007, the cash sweep payment was limited to a maximum of $1.0 million, which amount was repaid in May 2008. The cash sweep amount for the fiscal year ended December 31, 2008 has not yet been determined.

Investing activities generated net cash of $0.5 million for the nine months ended September 30, 2008 primarily as a result of the proceeds of $2.3 million received on the sale of our shared hosting customers being partially offset by our investment of an additional $1.9 million in property and equipment primarily related to our hosted email environment.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and our announced share buy back program for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at September 30, 2008. We are also subject to market risk exposure related to changes in interest rates on our non-revolving, reducing credit facility with The Bank of Montreal. Any changes in interest rates are not expected to be material. Fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risk associated with interest expense exposure and may in the future take additional action to mitigate these risks.

Although we have a functional currency of U.S. dollars, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward plus and window contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. The contracts, entered into in February 2008, will be utilized over the period ending December 31, 2008. The contracts, entered into in September and October 2008, will be utilized over the period ending December 31, 2009.

On February 20, 2008, we entered into a series of forward plus contracts with a notional value of $18.9 million, whereby $900,000 is converted into Canadian dollars on a semi-monthly basis for the period ending December 31, 2008. These forward plus contracts are designed to hedge the Company’s expected Canadian dollar requirements over the period. On each expiry date, the Company will sell US$900,000 and buy Canadian dollars at a worst case rate, the base rate, of US$1.00 : Cdn$1.014, but can benefit from a lower US$/Cdn$ exchange rate on each of the expiry dates, as long as the limit rate (US$1.00 : Cdn$1.05) has not been reached between the transaction inception and expiry date. As the limit rate was reached during August 2008, all remaining forward plus contracts will be fixed at the base rate of US$1.00 : Cdn$1.014 for delivery on the respective value dates.

On September 29, 2008, we entered into a series of window contracts with a notional value of $9 million, whereby $500,000 is converted into Canadian dollars on a semi-monthly basis through September 2009. These window contracts are designed to hedge our expected Canadian dollar requirements over the period. On each expiry date, provided that the limit rate (US$1.00 : Cdn$1.09) has not been reached during the one month window before the expiration date of each contract, we will sell US$ 500,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$1.00 : Cdn$1.02 whichever is more beneficial to Tucows. Should the limit rate be reached during the one month window before the expiration date of each contract, then that contracts will be fixed at the base rate of US$1.00 : Cdn$1.02 for delivery on its value dates.

On October 10, 2008, in order to manage its exposure to foreign exchange rate fluctuations, the Company entered into a series of forward foreign exchange contracts whereby amounts of $500,000 are converted into Canadian dollars on a semi-monthly basis from January 2009 to December 2009 at foreign exchange rates varying from 1.1560 to 1.1670.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the three months ended September 30, 2008 was a net loss of approximately $0.5 million, and for the three months ended June 30, 2007, the impact was a net gain of approximately $62,000, which is reflected on the consolidated statements of operations in general and administrative expenses.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the nine months ended September 30, 2008 was a net loss of approximately $0.6 million, and for the nine months ended September 30, 2007, the impact was a net gain of approximately $1.2 million, which is reflected on the consolidated statements of operations in general and administrative expenses.

As of September 30, 2008, we had foreign currency forward contracts in the amount of $14.4 million outstanding.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2008. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2008. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2008 of approximately $0.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may in the future take additional actions to hedge or mitigate these risks.

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

Date: November 13, 2008	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.