Form 10-K
period 2008-12-31
TUCOWS INC /PA/
filed 2009-03-27
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28284

Tucows Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2707366 (I.R.S. Employer Identification No.)
96 Mowat Avenue Toronto, Ontario, Canada (Address of Principal Executive Offices)	M6K 3M1 (Zip Code)

          Registrant's telephone number, including area code: (416) 535-0123

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	NYSE Amex (formerly American Stock Exchange)

          Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

          As of June 30, 2008 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $53.7 million. Such aggregate market value was computed by reference to the closing sale price per share of $0.58 as reported on the American Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant's common stock.

          The number of shares outstanding of the registrant's common stock as of March 23, 2009 was 68,888,092.

 TUCOWS INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008

i

Information Concerning Forward-Looking Statements

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

        This list of factors that may affect our future performance and financial and competitive position and the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

        We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

PART I

ITEM 1.    BUSINESS

Overview

        Tucows, together with our consolidated subsidiaries, provide domain names, email and other services to resellers through our extensive reseller network and directly to consumers and small businesses through our retail and content groups.

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

        We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces to our services, so that resellers can quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. In the event resellers experience issues or problems with our services, we also provide "second tier" support to our resellers by email and phone. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

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

        OpenSRS, our Reseller Services group, manages over eight million domain names, millions of mailboxes and tens of thousands of digital certificates through a network of over 9,000 web hosts, ISPs, and other resellers around the world.

        Hover, our Retail Services group, offers these services to consumers and small businesses.

        YummyNames, our Domain Portfolio group, manages tens of thousands of domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the Domain Portfolio are over 30,000 domains that are the basis of our Personal Names Service that allows over two-thirds of Americans to purchase a domain or email address based on their name.

        Additionally, Butterscotch.com, our Content group, generates advertising revenue through several sites including tucows.com, one of the oldest and most popular software download sites on the Internet.

        We periodically acquire companies or technology when we determine that the related products or technology are strategic or complementary to our current or future service offerings, as opportunities arise. For example:

        On July 25, 2007, we acquired Innerwise, Inc., a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale affiliate network.

        On June 19, 2006, we acquired Mailbank.com, Inc. (doing business as NetIdentity). We use these assets to offer personalized Internet services directly to end-users through Hover and to resellers through OpenSRS' Personal Names Service, as well as to generate income from the parked page of each domain address. To expand our presence in the email market, on January 3, 2006, we acquired all of the hosted messaging assets of Critical Path, Inc.

Services

        Our four main service and product related groups service our customers as set forth below.

OpenSRS Reseller Services

        OpenSRS provides four primary service offerings: Domain Services, Email Services, Personal Names Service, and our SSL Service.

  Domain Service

        Our Domain Service allows resellers to register domains on behalf of their end-users using Tucows' accreditations with nine gTLD (generic top-level domain) registries and nineteen ccTLD (country-code top-level domain) registries.

        Our pricing for gTLD domains is based on a transparent "cost-plus" pricing model and is offered on a per domain, per year, basis. When a domain is purchased or renewed, resellers are charged registry and ICANN fees (at cost) plus a Tucows management fee. ccTLD pricing is based on a set bundled price that allows us to provide for currency fluctuations and additional administrative overhead for some registries. We impose no restrictions on the prices resellers charge their end-users.

        Our management fee and our ccTLD pricing, provides resellers with access to many relevant provisioning and management tools such as domain name suggestions, a share of net parked domain advertising revenues, access to Premium Names (a domain resale marketplace for names held by large domain portfolio owners), domain registrant privacy and other domain management tools.

        Our Domain Service is available via our web-based control panels, a hosted Storefront option, or API (Application Programming Interface). Additionally, ICANN-accredited registrars can also use our Domain Service to process domain registrations with their accreditation. This fee-based option allows registrars to use a proven system without incurring the costs of building their own technical infrastructure.

  Email Service

        Our Email Service offers resellers the ability to outsource the often costly and problematic need to host email accounts for their end-users. It also allows email to become a strategic part of the resellers' businesses, which can increase customer loyalty and satisfaction while reducing support and infrastructure costs.

        The Email Service is offered on a per account per month basis and provides resellers with a reliable, scalable "white label" email hosting solution that can be customized to their branding and business model requirements. The Email Service also includes spam and virus filtering on all accounts. End-users can access the Email Service via a full-featured multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP.

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

  Other Services

        Platypus ISP Billing Solution—Platypus is a Windows software solution that ISPs install in-house and that provides ISPs with an industry- specific solution for billing, service provisioning and customer account management. Platypus includes an integrated help desk system that automatically routes, tracks and maintains customer support email and phone calls to improve service desk performance.

        Blogware and Web Site Builder Publishing Services—We no longer actively market Blogware and Web Site builder, which are now only available to current resellers of these services. Blogware is a hosted blogging solution that allows resellers to offer their end-users professional- looking blogs that are easy to create and update. Similarly, Web Site Builder allows resellers to provide their end-users with template-based web sites.

        Platypus revenue is generated through licensing fees, support contracts, professional services, and fees related to an outsourced statement printing service offered within Platypus that allows ISPs to outsource the sending of physical invoices to Tucows. Blogware and Web Site builder are sold on a per account per month basis.

Hover Retail Services

        We offer consumers and small businesses domain registration, email and other Internet services through Hover.com. Hover provides consumers and small businesses with bundled versions of OpenSRS' domain, email and personal names services.

        Hover distinguishes itself from competitors by emphasizing simplicity and ease-of-use to help customers connect domain names to websites and email addresses through a unique DNS forwarding system. The service allows users to create short, easy-to-share links from a domain name to any web page on the Internet. Hover also offers simple to create personalized email addresses where mailboxes can be hosted at Hover or forwarded to any other email service provider.

        Hover customers choose between using Hover's services with a domain name (i.e. example.com), with a personalized surname-based address (i.e. example.smith.net) or with a free subdomain of hover.com (i.e. example.hover.com) on a trial basis. We believe that Hover is the only domain registration provider that currently offers a free trial of its services.

        All Hover service bundles include domain privacy and security options, domain and mail forwarding, DNS management tools, iPhone directory services, a browser-based shortcut creator and unlimited customer support.

        Hover's services are sold on a monthly or annual subscription basis and customers are billed until they cancel their subscription. Prior to Hover, Tucows' retail service offerings were offered on a finite basis, requiring customers to closely manage their renewals, resulting in lower customer retention and customer dissatisfaction due to accidental non-renewal.

YummyNames Domain Portfolio

        We have tens of thousands of domain names in our private domain name portfolio. We purchase and renew names based on their ability to generate advertising revenue and their appeal for resale to consumers, businesses and other large portfolio owners.

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

        Surnames are domain names related to last names found in the United States and internationally. We do not typically sell these names as they are the basis of the Personal Names Service we offer to resellers through OpenSRS and to consumers through Hover.

Butterscotch.com Content Service

        Tucows' content services group operates two advertising supported websites that contain content to help consumers overcome the complexity of modern technology and the Internet.

        Founded in 1993, tucows.com is a popular directory site offering reviews of and links to approximately 40,000 shareware, freeware and demo software packages available for download on the Internet. The site derives revenue from banner and text advertising on the site and from fees charged to software others for preferred promotion within the directory.

        Founded in 2008, butterscotch.com offers television-like shows and video tutorials designed to visually teach users about technology and the Internet. The site derives revenue from banner and text advertising on the site as well as video advertising and product placement within the videos that make up the bulk of the site.

        Additionally, the content services group earns revenue through custom video production for technology manufacturers and Internet services.

Intellectual Property

        We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized "Tucows" and "OpenSRS" brands and the respect they confer on us as a defender of end-user rights and reseller friendly approaches to doing business. We were among the first group of thirty-four registrars to be accredited by the Internet Corporation for Assigned Names and Numbers (ICANN) in 1999 and we remain active in Internet governance issues.

        Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our brand name and technology. We rely on a combination of trademark, trade secret and copyright laws, as well as contractual restrictions to protect our intellectual property rights.

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

        No single reseller represented more than 10% of our consolidated revenues in any of the last three fiscal years.

        While web hosts and ISPs are capitalizing on the growth in Internet usage and the demand for new services, they also face significant competition from numerous other service providers with competitive or comparable offerings. This has led such web hosts and ISPs to focus on core competencies, as such resellers are increasingly seeking to outsource non-core services. Outsourcing enables these resellers to better focus on customer acquisition and retention efforts by eliminating the need to own, develop and support non-core applications in-house.

Seasonality

        During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (reseller, retail and content) may experience reduced demand.

        For example, our experience shows that new domain registrations and traffic on our download site decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on both the content group and the domain name portfolio's advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results as well as the content site's performance statistics reported and measured by leading Internet audience measurement services such as Media Metrix, Inc.

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

  •
  Wholesale Email Service providers, such as Google, Yahoo!, Microsoft, Bluetie and MailTrust.

  •
  Ad-supported content providers, such as CNET's Download.com.

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

  •
  Providing superior technology and infrastructure, consisting of industry-leading software and hardware that allow resellers to provide these services to their customers without having to make substantial investments in their own software or hardware.

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

Employees

        As of December 31, 2008, we had approximately 150 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

        Tucows Inc. was incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located in Toronto, Ontario, Canada and we have offices in the United Kingdom and the United States of America.

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	46	President and Chief Executive Officer
Michael Cooperman	57	Chief Financial Officer
David Woroch	46	Vice President, Sales and Support
Kenneth Schafer	49	Vice President, Product Management and Marketing
Carla Goertz	51	Vice President, Human Resources

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

        Our web site address is tucowsinc.com. We make available through our web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

        We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of February 27, 2009, ICANN had accredited over 950 competitive registrars, including our Company, to register domains in one or more of the gTLD's, though not all of these accredited registrars are operational. There are relatively few barriers to entry in this market and the continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and Service Providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

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

        Each registry typically imposes a fee in association with the registration of each domain. For example, the VeriSign registry presently charges a $6.86 fee for each.com registration. ICANN charges a $0.20 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign continues to be the exclusive registry for the.com TLD and is entitled to increase the fee it receives for each.com domain name registration by 7% annually in any four of the six years through 2012, and potentially beyond that date. In terms of our pricing policy these increases will be passed through to our resellers, while other registrars may choose to absorb them. If such cost increases act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

We rely on our network of resellers to renew their domain registrations through us and to distribute our services, and if we are unable to maintain these relationships or establish new relationships, our revenues will decline.

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

As part of our diversification strategy, in January 2006 we acquired the hosted messaging business of Critical Path, Inc., a leading email services provider. The acquisition expanded our presence in the email market but also increases our exposure in this volatile business.

        Factors that are likely to contribute to fluctuations in our operating results from provisioning hosted email services include:

  •
  the demand for outsourced email services;

  •
  our ability to attract and retain customers and provide customer satisfaction;

  •
  the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technological changes in the email market;

  •
  the budgeting and payment cycles of our existing and potential customers;

  •
  the amount and timing of operating costs and capital expenditures relating to expansion of the email service; and

  •
  the introduction of new or enhanced services by competitors.

        In order to succeed in the hosted email business, our email product must remain competitive. We believe that some of the competitive factors affecting the market for hosted email services include:

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

        We believe competition will continue to be strong and further increase as our market attracts new competition, current competitors aggressively pursue customers, increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition in the business and greater financial, marketing and other resources than we do. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their product offerings and provide time for new competition to develop and market messaging services. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our financial results to decline.

If we are unable to maintain our relationships with our customers and replace lost email customers , our revenue may decline.

        Our network of resellers are our principal source for distributing services. We also rely on our resellers to market, promote and sell our services. Our ability to increase revenues in the future will depend significantly on our ability to maintain our reseller network, to sell more services through existing resellers and to develop our relationships with existing resellers by providing customer and sales support and additional products. Resellers have no obligations to distribute our services and may stop doing so at any time. If we are not able to maintain our relationships with resellers, our ability to distribute our services will be harmed, and our revenue may decline.

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

        In accordance with our strategic focus for our email service, we have been eliminating enterprise customers that were acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006. These enterprise customers were not part of our strategic focus and were receiving pricing that was not competitive in the marketplace. Because our primary motivation in acquiring the Hosted Messaging Business of Critical Path was the reseller customers portion of the Critical Path customer base, our strategy was to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier.

        In addition, during the fiscal year ended December 31, 2006, or Fiscal 2006, we began investing in the re-architecture of our email service due to the inefficiencies in the older platform we had purchased from Critical Path. These inefficiencies were undermining our customers' experience, were increasing our customer support incidents and were limiting our ability to close new business.

        As a result of the above factors, during the fiscal year ended December 31, 2008, or Fiscal 2008, we had four significant customers who contributed approximately 60% of our current monthly email service revenue. Three of these customers are media portal companies who have become more focused on controlling costs. Email is a small component of their service offerings and for competitive and cost control reasons they are choosing to allow their email services to be included in larger supply contracts. This has resulted in one of these customers migrating off of our hosted email platform during Fiscal 2008 and two of the other customers notifying us of their intention to leave our platform in the near future. We continue to actively market our email service to new customers to offset these customer losses. If our actions are not successful in offsetting these customer losses, then we expect that the loss of these customers will have a material impact on our email service contribution to our results of operations for the fiscal year ended December 31, 2009.

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

        We believe that the brand identity we have developed has significantly contributed to the success of our business. During Fiscal 2008, in recognition of the evolving nature of the internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our service offerings under five distinct brands namely "OpenSRS", "YummyNames", "Hover", "Butterscotch" and "Platypus". We also believe that maintaining and enhancing the "Tucows" corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

If we fail to protect our proprietary rights, the value of those rights could be diminished.

        We rely upon copyright, trade secret and trademark law, confidentiality and nondisclosure agreements, invention assignment agreements and work-for-hire agreements to protect our proprietary technology, all of which offer only limited protection. We cannot ensure that our efforts to protect our proprietary information will be adequate to protect against infringement and misappropriation by third parties, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States of America and Canada.

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

        In June 2006, the Company acquired Mailbank.com Inc., a provider of personalized email services and the owner of a large collection of surname domain addresses. We use these assets to offer personalized Internet services directly to end-users through Hover and more recently through our channel of resellers as well as to generate income from the parked page of each domain address.

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

        Our revenue is primarily realized in U.S. dollars and a major portion of our operating expenses are paid in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material effect on our business, financial condition and results from operations. In particular, we may be adversely affected by a significant weakening of the U.S. dollar against the Canadian dollar on a quarterly and an annual basis. Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some or all of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to mitigate the exchange risk on a portion of our Canadian dollar exposure. We may not always enter into such forward contracts and such contracts may not always be available and economical for us. We do not account for these instruments as hedges in our consolidated financial statements.

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

  •
  international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arm's- length related party transfer pricing policies or the validity of our contemporaneous documentation.

  •
  changes in the valuation of our deferred tax assets; or

  •
  changes in tax laws, regulations, accounting principles or the interpretations of such laws.

Compliance with regulation of corporate governance, accounting principles and public disclosure may result in additional expenses.

        Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, regulations and the rules of the NYSE Amex, formerly American Stock Exchange, have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related regulations regarding our required assessment of our internal controls over financial reporting has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be significant and could have a material adverse effect on our business, prospects, financial condition and results of operations. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed. We could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

We may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley act of 2002.

        The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404(a) of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and the requirement under Section 404(b) of the Sarbanes-Oxley Act for our registered independent public accountant to attest to this report. We are required to comply with Section 404(b) effective for the year ending December 31, 2009 or Fiscal 2009.

        To the best of our ability, we may devote substantial time and incur substantial costs during Fiscal 2009 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate material weaknesses we discover, if any, in complying with Section 404.

New accounting pronouncements may require us to change the way in which we account for our operational or business activities and may affect our ability to attract and retain employees.

        The Financial Accounting Standards Board, FASB, and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), from January 2006, we began recording a charge to earnings for the estimated fair value of employee stock option grants. We have always regarded stock options as an important component of our employee compensation packages. We believe that stock options are an essential tool to link the long-term interests of our shareholders and our employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. These changes have adversely impacted our operating results and may adversely affect our ability to attract and retain employees. In addition, regulations implemented by the NYSE Amex and Toronto Stock Exchanges require shareholder approval for most stock option plans, which could make it more difficult for us to grant options to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could adversely affect our business.

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

Uncertainty and adverse conditions in the economy could have a material adverse impact on our business, financial condition and results of operations.

        The national and global economic downturn has resulted in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations for the foreseeable future. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. Our services may be considered discretionary on the part of many of our current and potential customers and be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, continuing increases in fuel costs, conditions in the residential real estate and mortgage markets and access to credit.

        To the extent conditions in the economy remain uncertain or the economy continues to deteriorate, our business could be impacted as customers choose to leave our services, to reduce their service level or to stop purchasing our services. In addition, our efforts to attract new customers may be adversely affected. Declines in consumer spending may also negatively impact our business customers, who may experience decreases in demand for our services. The current economic conditions may also adversely impact our key vendors. The deteriorating economic conditions and decreased consumer spending are likely to result, and in certain cases, have resulted, in a variety of negative effects such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible assets. Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our services due primarily to a decline in the ability of our business customers to use or access credit, including through credit cards, which is how most of our customers pay for our services. We also expect to continue to experience volatility in foreign exchange rates, which could negatively impact the amount of expenses we incur and the net assets we record in future periods. If any of the above risks are realized, we may experience a material adverse effect on our business, financial condition and results of operations.

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

  •
  our ability to continue to attract advertisers to place content on our website;

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

        Our operating expenses may increase. We base our operating expense budgets on expected revenue trends that are more difficult to predict in periods of economic uncertainty. We intend to continue our efforts to control discretionary spending; however, we will continue to selectively incur expenditures in areas that we believe will strengthen our position in the marketplace. If we do not meet revenue goals, we may not be able to meet reduced operating expense levels and our operating results will suffer. It is possible that in one or more future quarters, our operating results may be below our expectations and the expectations of public market analysts and investors. In that event, the price of our common stock may fall.

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

        The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or adapt our internally developed technology and transaction- processing systems to customer requirements or emerging industry standards in a timely manner, or at all. Our internal development teams may also be unable to keep pace with new technological developments that affect the marketplace for our services. In addition, as we offer new services and functionality, we will need to ensure that any new services and functionality are well integrated with our current services, particularly as we offer an increasing number of our services as part of bundled suites. To the extent that any new services offered by us do not interoperate well with our existing services, our ability to market and sell those new services would be adversely affected and our revenue level and ability to achieve and sustain profitability might be harmed. Updating technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

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

        Our acquisition of the hosted email and personalized email businesses in 2006 and IYD in 2007 has necessitated the purchase of additional hardware and has required significant development of the company's network architecture. As a result of these acquisitions, the Company's technical systems must manage significantly more data than they have in the past. Any failure in our ability to adapt our procedures or to manage these sophisticated new systems could have a material impact on our business.

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

ICANN Oversight of Domain Name Registration System

        Before 1999, Network Solutions managed the domain registration system for the.com,.net and.org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the U.S. Department of Commerce authorized ICANN to oversee key aspects of the domain registration system. ICANN has been subject to strict scrutiny by the public and by the government in the United States of America. For example, in the United States of America, Congress has held hearings to evaluate ICANN's selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its Board of Directors. We continue to face the risks that:

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

Risks Related to our Stock

We do not intend to declare dividends on our common stock in the immediate future.

        We anticipate that in the immediate future, our earnings, if any, will be retained for use in the business and that no cash dividends will be paid on our common stock. While we may decide to declare such dividends in the future, declaration of dividends on our common stock will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements, ongoing market conditions and general business conditions.

We are controlled by a limited number of principal shareholders, which may limit your ability to influence corporate matters.

        As of December 31, 2008, three of our principal shareholders beneficially own approximately 37% of the shares of our common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

  •
  news relating to trends in our markets.

        The stock market in general, and the market for Internet-related companies in particular, including our company, has experienced extreme volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our common stock to drop, regardless of our performance.

Future sales of shares of our common stock by our existing shareholders could cause our share price to fall.

        If our shareholders sell substantial amounts of common stock in the public market, the market price of the common stock could fall. The perception among investors that these sales will occur could also produce this effect.

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

        Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, San Jose and Santa Clara, California, Ashburn, Virginia and London, United Kingdom.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

        Our common stock trades on the NYSE Amex under the symbol "TCX" and on the Toronto Stock Exchange under the symbol "TC". The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2009	January 1, 2009 through March 23, 2009	0.39	0.26
2008	March 31, 2008	0.75	0.53
	June 30, 2008	0.69	0.55
	September 30, 2008	0.59	0.32
	December 31, 2008	0.44	0.25
2007	March 31, 2007	0.89	0.81
	June 30, 2007	1.29	0.84
	September 30, 2007	1.35	0.93
	December 31, 2007	0.99	0.58

        Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol "TCOW" through August 17, 2005. Our common stock began trading on the American Stock Exchange (now the NYSE Amex) on August 18, 2005.

        As of March 23, 2009, Tucows had 298 shareholders of record, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

        We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2008 and December 31, 2007, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependant on our earnings and cash requirements.

Purchases of equity securities by the issuer and affiliated purchasers:

        In May 2008, our Board of Directors approved a stock buyback program, whereby during the period from May 12, 2008 to May 11, 2009, we could repurchase up to 6,361,769 shares of Tucows common stock, either through the facilities of the NYSE Amex or the Toronto Stock Exchange.

        During the fiscal year ended December 31, 2008, we purchased 849,760 shares under the stock buyback program at a total cost of $272,000. The following table provides information about the purchase of equity securities that we made during the fourth quarter of the year ended December 31, 2008 pursuant to our share buyback program:

Issuer purchases of equity securities

			(c)
			Total number of shares purchased as part of publically announced plans or programs(1)	(d)
				Maximum number of shares that may yet be purchased under the plans or programs
	(a)	(b)
Period	Total number of shares purchased	Average price paid per share(2)
October 1-31, 2008	—	—	—	6,361,769
November 1-30, 2008	648,958	$0.30	648,958	5,712,811
December 1-31, 2008	200,802	$0.38	200,802	5,512,009

Total	849,760	$0.32	849,760

(1)
We repurchased an aggregate of 849,760 of our common stock in the open market pursuant to our share buy-back program, authorized by our board of directors on May 7, 2008. The program expires on May 11, 2009.

(2)
Average price paid per share as set forth in the table is inclusive of all fees.

(3)
Subsequent to December 31, 2008, the Company successfully concluded a modified "Dutch Auction Tender Offer", whereby we repurchased an aggregate of 4,185,690 of our common stock, as more fully described under subsequent events elsewhere in this 10K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

        Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Concerning Forward-Looking Statements" on page 1.

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

        We also offer Internet services to consumers and small businesses through our Retail web sites at Hover.com. In addition, we hold a domain name portfolio that is available for sale or lease, the generation of revenue as part of our pay-per-click advertising program and support our personalized email programs through our portfolio of surname-based domain names. Tucows.com remains one of the most popular software download sites on the Internet.

        Our business model has been characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an accredited registrar with ICANN and manage over nine million domains.

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

Traditional Domain Registration Services

        Historically traditional domain registration has been the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names through our global reseller distribution network. We also provide resellers with the ability to sell personal names. This service allows resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names. In addition, traditional domain registration fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services, and it allows us to add to our domain portfolio by purchasing names registered through us, once they expire.

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

        As of December 31, 2008, we offer registration services for the gTLDs.com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .it, .li, .me, .mx .nl, .tv, .uk, and .us.

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

Domain Portfolio Services

        We derive revenue from our domain name portfolio of tens of thousands of domain names by making them available as part of our pay-per-click advertising or parked pages program and by making them available for sale or lease. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into the command line of the browser (direct navigation), they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click results. Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating these names for sale, we consider the potential foregone revenue from pay-per-click advertising as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business, and management believes that deriving proceeds from this sale is strategically more beneficial to the Company. Portfolio names that have been acquired from third-parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet. In addition, we also offer the same services to our customers allowing them to make available names registered by them for monetization on a similar basis. For customer names, in the case of premium names or names sold or leased, we earn a referral fee while for names offered through our pay-per-click advertising program we participate on a revenue share basis.

        We recognize revenue from these services, net of any fees payable to resellers or customers, immediately upon completion of the service or in the case of advertising from direct navigation, on a monthly basis once the advertising has been served.

Email Services

        We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account per month basis, and provides resellers with a reliable, scalable "white label" email hosting solution that can be customized to their branding and business model requirements. The Email Service also includes spam and virus filtering on all accounts. End-users can access the Email Service via a full-featured multi language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 2GB of mail storage.

        We earn fees for Email Services when they are activated. Email Services are generally purchased monthly and at month-end, are either deducted, on a pre-authorized basis, from reseller's deposit account or are invoiced.

Retail Services

        We generate revenues from the provisioning and management of Internet services, on a retail basis, to consumers and small businesses through our Hover.com website. These services include domain registration and other Internet services such as email and personalized email through our portfolio of surname-based domain names as well as an easy-to-use interface that allows users to connect domain names to websites and email addresses through a unique DNS forwarding system that allows users to create short, easy-to-share links from a domain name to any web page on the Internet. Depending on the service offered, we typically receive standard fees for our services, for which fees are published on the website.

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

        We also generate advertising and other revenue, or content revenue, through our online libraries of shareware, freeware and online services presented at our websites, tucows.com and butterscotch.com.

        Our software libraries' advertising revenue is generated from third-party advertisers and from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center, or ARC, to submit their products for inclusion in our software libraries and to purchase promotional placement of their software in the library categories. Software developers may also use our ARC to purchase other promotional services on a cost-per-click through or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies that contract with us to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented.

        Butterscotch.com derives revenue from banner and text advertising on the site as well as video advertising and product placement within the videos that make up the bulk of the site. Additionally, revenue is earned through custom video production for technology manufacturers and Internet services.

        Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Custom video production revenue is recognized on acceptance of the completed video by the customer.

Critical Accounting Policies

        The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2008, or Fiscal 2008, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the application of these estimates, including those related to the recoverability of investments, useful lives and valuation of intangible assets, valuation of goodwill, fair value measurement of assets and liabilities, product development costs, revenue recognition and deferred revenue and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

Revenue recognition policy

        We earn revenues from the following services;

  •
  Traditional Domain Registration Services;

  •
  Domain Portfolio Services;

  •
  Email Services;

  •
  Retail Services; and

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

        Revenue from the sale of domain names consists primarily of amounts earned for the transfer of rights to domain names that are currently under the Company's control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only as received.

        We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our website, tucows.com. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Custom video production revenue is recognized on acceptance of the completed video by the customer.

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

Valuation of intangible assets, goodwill and long-lived assets

        Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in June 2007, are being amortized on a straight-line basis over periods of two to seven years.

        We account for goodwill and other intangibles in accordance with SFAS 142, "Goodwill and Other Intangible Assets," which provides that goodwill and indefinite life intangibles should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We review goodwill at least annually for possible impairment in the fourth quarter of each year.

        We have other finite life intangible assets consisting of patented and non-patented technologies. These intangible assets are amortized over their expected economic lives. The lives are determined based upon the expected use of the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

        In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2008 and 2007.

        Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. The long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

Accounting for income taxes

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence; it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit to assess if the amount is more than 50% likely to be realized upon settlement.

        As we account for income taxes under the asset and liability method in accordance with SFAS 109, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

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

Accounting for stock-based employee compensation

        On January 1, 2006, we adopted the fair value-based method for measurement and cost recognition of employee stock-based compensation arrangements under the provisions of SFAS 123R,

"Share-Based Payment", using the modified prospective application transitional approach. Previously, we had elected to account for employee stock-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" or "APB 25" and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market value of the underlying shares on the date of grant.

        Under the modified prospective application transitional approach, stock-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the date of adoption of SFAS 123R. In addition, stock-based compensation is recognized, subsequent to the date of adoption of SFAS 123R, for the remaining portion of unvested outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and we continue to provide pro forma disclosure as if it had accounted for employee share-based payments in all periods prior to the adoption of SFAS 123R in accordance with the fair value provisions of SFAS 123, "Accounting for Stock-based Compensation", which is presented below.

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

        Refer to Note 10 "Stock Option Plans" in these consolidated financial statements for details of stock options and stock-based compensation cost recorded during Fiscal 2008.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

NET REVENUES

        The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2008	2007
Traditional Domain Registration Services	$53,965,679	$49,080,725
Domain Portfolio Services	4,897,903	5,611,628
Email Services	5,765,223	7,461,511
Retail Services	7,194,352	5,404,479
Other Services	6,644,723	7,079,853

	$78,467,880	$74,638,196

Increase over prior period	$3,829,684
Increase—percentage	5%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2008	2007
Traditional Domain Registration Services	69%	66%
Domain Portfolio Services	6%	8%
Email Services	7%	10%
Retail Services	9%	7%
Other Services	9%	9%

	100%	100%

        Total net revenues for Fiscal 2008 increased by $3.8 million, or 5%, to $78.5 million from $74.6 million for the year ended December 31, 2007 or Fiscal 2007. Deferred revenue from domain name registrations and other Internet services at December 31, 2008 increased to $54.2 million from $50.6 million at December 31, 2007.

        No customer accounted for more than 10% of revenue during Fiscal 2008 and at December 31, 2008, two customers accounted for 20% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

        Net revenues from traditional domain registration services for Fiscal 2008 compared to Fiscal 2007 increased by $4.9 million, or 10%, to $54.0 million. This increase was primarily as a result of increased volumes from new and existing customers. The market for domain name and other Internet services remains intensely competitive and rapidly evolving. Effective August 2007, as part of our ongoing initiatives to improve our competitive position and to provide wholesale domain resellers a transparent cost breakdown, we invested in a new cost-plus domain pricing structure and a reduction in our domain name pricing. These steps have contributed to our average selling price declining and are likely to adversely impact our revenue and profitability in the short term. They also may or may not result in increased volumes, which would adversely impact our revenues and profitability in the longer term.

        During Fiscal 2008, the number of domain names that we processed increased by 0.4 million to 6.0 million new, renewed and transferred-in domain name registrations, compared to Fiscal 2007. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers and from the incremental registrations we generated as a result of our acquisition of Its Your Domain, or IYD, in July 2007.

        While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names under our management. At December 31, 2008, the total number of domain names under our management increased by 0.5 million to 7.7 million, compared to the total number of domain names under our management as at December 31, 2007, partly as a result of the names we acquired in our acquisition of IYD in July 2007. As of December 31, 2008, we provided provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of December 31, 2008, we managed an incremental 1.4 million domain names on behalf of other accredited registrars, compared to 1.1 million for accredited registrars at December 31, 2007.

Domain Portfolio Services

        Net revenues from our domain portfolio services for Fiscal 2008 compared to Fiscal 2007 decreased by $0.7 million, or 13%, to $4.9 million. This decrease resulted primarily from sales of names from our portfolio of domain names amounting to $1.8 million during Fiscal 2008 compared to $3.3 million during Fiscal 2007. These Fiscal 2007 sales included, during the fiscal quarter ended June 30, 2007, an atypically large sale of $3.0 million representing approximately 2,500 domain names. This decrease was partially offset by an increase of $0.7 million in the revenue we earned from the delivery of third party advertisements on parked pages during Fiscal 2008 compared to Fiscal 2007.

        The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as in past acquisitions.

Email Services

        Net revenues from email services for Fiscal 2008 compared to Fiscal 2007 decreased by $1.7 million, or 23%, to $5.8 million. This decrease resulted primarily from our elimination of certain enterprise customers that were acquired as part of the Hosted Messaging Business of Critical Path in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplace. Since our primary interest is in the reseller customers in the Critical Path, Inc. customer base, we felt the proper course of action would be for us to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier.

        In addition, during Fiscal 2006, we began investing in the re-architecture of our email service due to the inefficiencies in the older platform we had purchased from Critical Path, Inc. These inefficiencies were undermining our customers' experience, were increasing our customer support incidents and were limiting our ability to close new business.

        As a result of the above factors, during Fiscal 2008, we had four significant customers, who contributed approximately 60% to our current monthly email service revenue, leave. Three of these customers are media portal companies who have become more focused on controlling costs. Email is a small component of their service offerings and for competitive and cost control reasons they are choosing to allow their email services to be included in larger supply contracts. This resulted in one of these customers migrating off of our hosted email platform during the three months ended September 30, 2008 and two of the other customers notifying us of their intention to leave our platform in the near future. While the loss of our customer in September 2008 did not materially impact our results for Fiscal 2008, if our efforts to actively market our email service to new customers are not successful in offsetting these customer losses, we expect that the loss of these customers may have a material impact on our results of operations for the fiscal year ended December 31, 2009 or Fiscal 2009.

Retail Services

        Net revenues from retail services for Fiscal 2008 compared to Fiscal 2007 increased by $1.8 million, or 33%, to $7.2 million. The primary contributors to this increase were the recognition of $0.8 million of deferred revenue as a result of the sale of our remaining retail hosting customers, an increase of $0.7 million from our provisioning of personalized email through our portfolio of surname-based domain names through the NetIdentity website and an increase of $0.3 million from retail domain registration and other Internet services as a result of the IYD acquisition.

Other Services

        Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools, and other Internet services, which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for Fiscal 2008 compared to Fiscal 2007 decreased by $0.4 million, or 6%, to $6.6 million. This decrease was primarily the result of a decline in content revenue of $0.5 million being offset by increases in other Internet services. The decrease in content revenue primarily reflects the contraction in the yields from our syndicated Google feeds, and to a lesser extent, slower advertising through our website.

COST OF REVENUES

        Cost of revenues includes the costs associated with providing domain registration and for providing our portfolio, email, retail and other services as well as network costs.

        Cost of revenues for traditional domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the fiscal quarters and the fiscal year.

        Costs of revenues for domain portfolio services represent the amortization of registry fees for domains added to our portfolio over the renewal period which is generally one year, the value ascribed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of the domain name intangible assets. Payments for domain registrations are payable for the full term of service at the time of activation of the service and are recorded as prepaid cost of goods sold and are expensed ratably over the term of provision of the service.

        Cost of revenues for email services are payable to third party providers for licensing and royalty costs payable on certain components of our email service offering they provide. Fees payable for these components are included in the cost of revenues in the month they are incurred.

        Costs of revenues for retail services include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service, and includes the amortization of registry fees payable to renew the domains in our surname portfolio. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered and are recorded as prepaid domain registry fees. Cost of revenues for retail services also includes monthly license fees payable for hosting services.

        Costs of revenues for other services include the fees paid to third-party service providers, primarily for digital certificates and printing services in connection with our billing, provisioning and customer care software solutions. Fees payable for digital certificates are amortized on a basis consistent with the provision of service, generally one year. Monthly printing fees are included in the cost of revenues in the month they are incurred.

        Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

        The following table presents our cost of revenues, by revenue source, for the periods presented:

	Year ended December 31,
	2008	2007
Traditional Domain Registration Services	$42,854,184	$36,672,360
Domain Portfolio Services	716,627	590,223
Email Services	340,048	784,824
Retail Services	2,272,532	1,776,844
Other Services	1,659,089	1,659,995
Network, other costs	6,771,556	7,258,669
Network, depreciation and amortization costs	3,073,649	4,041,156

	$57,687,685	$52,784,071

Increase over prior period	$4,903,614
Increase—percentage	9%

        The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2008	2007
Traditional Domain Registration Services	74%	69%
Domain Portfolio Services	1%	1%
Email Services	1%	2%
Retail Services	4%	3%
Other Services	3%	3%
Network, other costs	12%	14%
Network, depreciation and amortization costs	5%	8%

	100%	100%

        Cost of revenues for Fiscal 2008 increased by $4.9 million, or 9%, to $57.7 million from $52.8 million for Fiscal 2007. Costs for traditional domain registration services increased by $6.2 million as a result of higher volumes of domain registrations and our responding to the continuing competitive nature of the domain name market. Costs for domain portfolio services increased by $0.1 million, primarily as a result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal. Retail and other services costs increased by $0.5 million essentially as a result of increased volumes and a decrease in network costs of $1.5 million. These increases were offset by a decrease of $0.4 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers.

        Network costs for Fiscal 2008 decreased by $1.5 million, or 13%, to $9.8 million. This decrease resulted from the lower support contract and people costs of $0.7 million that we incurred during Fiscal 2008 that were primarily attributable to the closure and relocation of certain of our co-location facilities during September 2008 and a decrease in depreciation and amortization costs for Fiscal 2008 of $1.0 million, to $3.1 million, primarily as a result of our retiring certain of our older computer hardware that was replaced with cheaper and more efficient hardware. These decreases were offset by the effect of a reversal of a contingency of $0.2 million that was accrued in March 2007 for a planned network operation initiative that we did not pursue.

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, Mailbank.com Inc. in June 2006 and Innerwise Inc. in July 2007.

        The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, and for Innerwise Inc. over three years, while the technology acquired in connection with each of the acquisitions of the Hosted Messaging Assets of Critical Path, Inc. and the in-house software of Mailbank.com Inc. is amortized on a straight-line basis over two years.

        Prepaid domain registration and other Internet services fees at December 31, 2008 increased by $4.8 million, or 13%, to $41.1 million.

        While we expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2009, network costs are expected to decrease as we realize the full year benefits of our reduced overall footprint in our relocated data centers.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2008	2007
Sales and marketing	$6,668,884	$6,345,999
Increase over prior period	$322,885
Increase—percentage	5%
Percentage of net revenues	8%	9%

        Sales and marketing expenses for Fiscal 2008 increased by $0.3 million, or 5%, to $6.7 million, compared to $6.3 million during Fiscal 2007.

        The increase during Fiscal 2008 was primarily attributable to a reversal in Fiscal 2007 of a contingency of $0.2 million that was accrued for certain marketing initiatives that we did not pursue and an increase in people costs of $0.1 million, predominantly in customer service, as we continue to invest in customer service improvements to support our domain portfolio services.

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

	Year ended December 31,
	2008	2007
Technical operations and development	$6,172,428	$6,710,841
Decrease over prior period	$(538,413)
Decrease—percentage	(8)%
Percentage of net revenues	8%	9%

        Technical operations and development expenses for Fiscal 2008 decreased by $0.5 million, or 8%, to $6.2 million compared to $6.7 million during Fiscal 2007.

        This decrease during Fiscal 2008 resulted primarily from a decrease of $0.2 million in people-related costs, including contract and outside service costs, principally as a result of the lower investment we need to make in the multiple systems that we are in the process of consolidating. In addition, during Fiscal 2007, we incurred $0.3 million in transitional costs relating to the acquisition of Innerwise, Inc.

        We expect technical operations and development expenses to decrease slightly, in absolute dollars, going forward as a result of a corporate reorganization undertaken during Fiscal 2008.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Year ended December 31,
	2008	2007
General and administrative	$6,809,601	$5,232,385
Increase over prior period	$1,577,216
Increase—percentage	30%
Percentage of net revenues	9%	7%

        General and administrative expenses for Fiscal 2008 increased by $1.6 million, or 30%, to $6.8 million compared to $5.2 million during Fiscal 2007.

        The increase during Fiscal 2008 resulted primarily from our recording a foreign exchange loss of $0.8 million compared to a gain of $1.0 million during Fiscal 2007. This increase arose primarily as a result of the impact of translating our non U.S. dollars to our functional currency of U.S. dollars. The significant weakness that the Canadian dollar experienced during Fiscal 2008 relative to the U.S. dollar was the main contributor to this variance. In addition to these translation losses, we have reclassified and separately disclosed the loss in the fair value of our unrealized forward exchange contracts.

        In addition, during Fiscal 2008, we incurred incremental costs of $0.5 million in expenses, such as legal and accounting fees, credit card processing fees and other miscellaneous expenses, when compared to Fiscal 2007. These incremental costs were offset by a decrease in people and insurance costs of $0.7 million during Fiscal 2008, when compared to Fiscal 2007.

        We expect general and administrative expenses to decrease, in absolute dollars, as a result of an initiative we introduced in early Fiscal 2009 to recover payment processing fees. This will be partly offset by the foreign exchange impact that we expect to incur on the translation of our Canadian dollar designated expenses and net assets.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Year ended December 31,
	2008	2007
Depreciation of property and equipment	$263,745	$263,101
Increase over prior period	$644
Increase—percentage	0%
Percentage of net revenues	0%	0%

        Depreciation remained relatively flat at $0.3 million during Fiscal 2008 compared to Fiscal 2007.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2008	2007
Loss on disposition of property and equipment	$498,529	$—
Increase over prior period	$498,529
Increase—percentage	—%
Percentage of net revenues	1%	—%

        During Fiscal 2008, as part of our consolidation of some of the multiple systems that we were supporting, we disposed of some or our older computer hardware at co-location facilities that we no longer intend to deploy, and incurred a loss on such disposition.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2008	2007
Amortization of intangible assets	$1,483,195	$1,174,864
Increase over prior period	$308,331
Increase—percentage	26%
Percentage of net revenues	2%	2%

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, from the acquisition of the Hosted Messaging Assets of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007.

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

LOSS (GAIN) IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

	Year ended December 31,
	2008	2007
Loss (gain) in fair value of forward contracts	$1,974,919	$(497,253)
Increase over prior period	$2,472,172
Increase—percentage	(497)%
Percentage of net revenues	3%	(1)%

        Loss in fair value of forward exchange contracts for Fiscal 2008 amounted to $2.0 million compared to a gain of $0.5 million during Fiscal 2007.

        Although we have a functional currency of U.S. dollars, a major portion of our fixed expenses are incurred in Canadian dollars. Our goal with regard to foreign currency exposure is, to the extent possible, to achieve operational cost certainty and to manage financial exposure to certain foreign exchange fluctuations to neutralize some of the impact of foreign currency exchange movements. Accordingly, we enter into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

        As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations.

        We have entered into forward exchange contracts during Fiscal 2008 to meet our Canadian dollar requirements for Fiscal 2009. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for Fiscal 2008 was a net loss of $2.0 million, and for Fiscal 2007, the impact was a net gain of $0.5 million. The Fiscal 2008 net loss will fluctuate during Fiscal 2009 in line with movements in the Canadian vs. U.S. dollar pair. As all of our Fiscal 2009 contracts will have matured during the course of Fiscal 2009, the $2.0 million reflected on our balance sheet as a derivative instrument liability at December 31, 2008 will reverse in full during Fiscal 2009 and will result in our recognizing a non-cash gain of $2.0 million. This gain will, however, be impacted by any additional contracts, with maturity dates after December 31, 2009, that we may enter into.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2008	2007
Other income, net	$5,287,049	$102,161
Increase over prior period	$5,184,888
Increase—percentage	5,075%
Percentage of net revenues	7%	0%

        Other income increased by $5.2 million, to $5.3 million compared to Fiscal 2007.

        Interest income decreased to $47,000 during Fiscal 2008 compared to $267,000 during Fiscal 2007 and reflects our lower cash balance. The principal reasons for our lower cash balance resulted from our repayment of the promissory notes issued in association with the acquisition of Mailbank.com Inc. in June 2006 of $6.0 million, as well as our making an annual cash sweep payment of $1.0 million in May 2008 pursuant to the terms of our Bank of Montreal credit facility. In connection with the promissory notes and the Bank of Montreal credit facility we also incurred an interest expense of $0.6 million during Fiscal 2008, compared to $0.8 million during Fiscal 2007.

        As part of our goal of divesting certain non-strategic assets, during Fiscal 2008, we sold our retail shared hosting assets. On May 7, 2008, we sold certain of our retail shared hosting assets and recorded a profit of $1.1 million on the sale of these customer relationships. On September 26, 2008, we sold our remaining shared hosting assets and recorded a profit of $0.9 million on the sale of these customer relationships.

        In 2002, we assigned to an unrelated third party various patents which were acquired by us in our merger with Infonautics Corporation in 2001. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party relating to the commercialization of these patents. As a result of this assignment, in June 2008, we recognized $0.2 million in other revenue. This amount was fully paid to us during the quarter. We do not expect to receive any additional revenue from this arrangement in the future.

        During June 2008 and September 2008, Afilias Limited, or Afilias, a company in which we hold an investment, declared and paid two dividends of $0.2 million each.

        On November 4, 2008, Tucows (Delaware) Inc. ("Tucows DE"), one of our wholly-owned subsidiaries entered into a stock redemption agreement with Afilias, whereby Tucows DE agreed to sell its 353,722 Class A ordinary shares in Afilias to Afilias, for an amount of $7.5 million or $21.21 per share, less one-half of the stamp duty amounting to $37,513 required to be paid under Irish law.

        The redemption of these shares is scheduled to be completed in three stages as follows:

  1.
  Closing of the purchase of the first 153,722 shares was completed in December 2008, and we recorded a gain on sale of this investment of $3.1 million.

  2.
  On or before June 30, 2009, Afilias shall acquire an additional 100,000 shares, contingent upon Afilias having distributable reserves sufficient to complete the acquisition of these additional shares.

  3.
  On or before December 31, 2009, Afilias shall acquire an additional 100,000 shares, contingent upon Afilias having distributable reserves sufficient to complete the acquisition of these additional shares.

        The sale of the Afilias shares will be accounted for in the periods in which they are sold.

INCOME TAXES

        The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Year ended December 31,
	2008	2007
Provision for (recovery of) income taxes	$121,134	$50,816
Increase in provision over prior period	$70,318
Increase—percentage	138%
Percentage of net revenues	0%	0%

        Our provision for income taxes primarily relates to our estimate for federal alternative minimum tax obligations for Fiscal 2008 and Pennsylvania state franchise tax related to prior years. No provision for income taxes other than for alternative minimum tax and Pennsylvania franchise tax has been recorded during the year because we had net operating losses to offset against our operating income in our major operating jurisdictions. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

        Tucows had approximately $225,000 of total gross unrecognized tax benefit as of December 31, 2007 and $301,000 of total gross unrecognized tax benefit as of December 31, 2008, which if recognized would favorably affect the income tax rate in future periods. $205,000 of the unrecognized tax benefit relates to non-recognition of refundable research and development tax credits for 2006 and 2007 and $96,000 relates to prior year Pennsylvania state franchise taxes. The unrecognized tax benefit for 2008 for the research and development claim is not expected to be significant. We recognize accrued interest and penalties related to taxes in tax expense. We did not have any interest and penalties accrued as of December 31, 2007 and December 31, 2008. We believe it is reasonably possible that $301,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude their review of the Company's 2006 and 2007 research and development claim for the credits and the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period.

        A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements included in this Form 10-K.

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

        Total net revenues for Fiscal 2007 increased by $9.6 million, or 15%, to $74.6 million from $65.0 million for the year ended December 31, 2006, or Fiscal 2006. Deferred revenue from domain name registrations and other Internet services at December 31, 2007 increased to $50.6 million from $45.1 million at December 31, 2006.

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

Email Services

        Net revenues from email services for Fiscal 2007 compared to Fiscal 2006 decreased by $0.7 million, or 9%, to $7.5 million. This decrease resulted primarily from our losing enterprise customers that were acquired as part of Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplace. Since our primary interest is in the reseller customers in the Critical Path, Inc. customer base, we felt the proper course of action would be for us to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier to do so.

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

        This decrease during Fiscal 2007 primarily resulted from people-related costs, including contract and outside service costs, decreasing by $1.2 million, principally as a result of the steps we took to streamline our operations in Flint, Michigan and the lower investment we need to make in the multiple systems that we are in the process of consolidating. In addition, during Fiscal 2007 we did not incur any transitional costs relating to the acquisition of the Hosted Messaging assets of Critical Path, Inc. compared to $0.7 million during Fiscal 2006. These decreases were partially offset by our incurring $0.4 million in transitional costs relating to the acquisition of Innerwise, Inc. during Fiscal 2007 and to a lesser extent by capitalized personnel costs for employees directly related to the application development stage of development projects decreasing by $0.2 million during Fiscal 2007 when compared to Fiscal 2006.

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

	Year ended December 31,
	2007	2006
General and administrative	$5,232,385	$5,315,361
Decrease over prior period	$(82,976)
Decrease—percentage	(2)%
Percentage of net revenues	7%	8%

        General and administrative expenses for Fiscal 2007 decreased by $0.1 million, or 2%, to $5.2 million compared to $5.3 million during Fiscal 2006.

        The decrease during Fiscal 2007 primarily resulted from our recording a foreign exchange gain of $1.0 million during Fiscal 2007 compared to a $0.8 million gain during Fiscal 2006. In addition, people-related costs, including contract and outside services, bad debts and professional fees decreased by

$0.2 million. We also did not incur any transitional costs during Fiscal 2007 relating to the acquisition of the Hosted Messaging assets of Critical Path, Inc., compared to $0.1 million during Fiscal 2006.

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

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, from the acquisition of the Hosted Messaging Assets of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007.

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

LOSS (GAIN) IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

	Year ended December 31,
	2007	2006
Loss (gain) in fair value of forward contracts	$(497,253)	$574,762
Decrease over prior period	$1,072,015

        Gain in fair value of forward exchange contracts for Fiscal 2007 amounted to $0.5 million compared to a loss of $0.6 million during Fiscal 2006.

        Although we have a functional currency of U.S. dollars, a major portion of our fixed expenses are incurred in Canadian dollars. Our goal with regard to foreign currency exposure is to, as far as possible, to achieve operational cost certainty and to manage financial exposure to certain foreign exchange fluctuations to neutralize some of the impact of foreign currency exchange movements. Accordingly, we enter into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

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

INCOME TAXES

        The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Year ended December 31,
	2007	2006
Provision for (recovery of) income taxes	$50,816	$(92,035)
Increase in provision over prior period	$(142,851)
Increase—percentage	(155)%
Percentage of net revenues	0%	(0)%

        Our provision for income taxes increased by $0.1 million for Fiscal 2007 and primarily relates to our federal alternative minimum tax obligations for Fiscal 2007. No provision for income taxes other than for alternative minimum tax has been recorded for Fiscal 2007 because we had net operating losses to offset against our operating income in our major operating jurisdictions. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use income tax loss carryforwards and future income tax deductions is dependant upon our operations in the tax jurisdictions in which such losses or deductions arise.

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

        A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements included in this Form 10-K.

Liquidity and capital resources

        At December 31, 2008, our principal source of liquidity was cash and cash equivalents of $5.4 million, compared to $8.1 million at December 31, 2007.

        Net cash provided by operating activities for Fiscal 2008 was $2.4 million, compared to $8.6 million for Fiscal 2007. This lower contribution was primarily as a result of the atypically large sale of approximately 2,500 domain names from our portfolio of domain names for $3.0 million during the three months ended June 30, 2007, the impact of the higher Canadian dollar, the reduction in our domain name pricing that we announced in August 2007 and the additional bandwidth and co-location costs that we incurred during the year as we continued to carry multiple systems at our data centers. Operating activities for Fiscal 2008 generated $3.3 million, after adjustment for non-cash and other items including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts and stock-based compensation, aggregating $1.2 million. This was partially offset by a decline in other non-cash operating working capital of $0.9 million primarily the result of a reduction in accounts payable and accruals.

        We used $8.9 million during Fiscal 2008 in financing activities to pay down debt. During Fiscal 2008, we repaid in full the promissory note of $6.0 million that we issued to the former shareholders of Mailbank.com Inc when we acquired Mailbank.com Inc. in June 2006. In addition, in accordance with the terms of our Bank of Montreal credit facility, we reduced our credit facility by $2.9 million. This consisted of equal monthly capital repayments totaling $1.9 million and an annual cash sweep payment, based on our Fiscal 2007 performance, of $1.0 million in May 2008. The Bank of Montreal credit facility is a non-revolving, reducing credit facility, which we used to finance the purchase of IYD in July 2007. Pursuant to the terms of the facility, we are required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as monthly capital repayments. Based on Fiscal 2008 operating results, we have determined that the cash sweep payment for Fiscal 2009 should amount to approximately $0.7 million. This amount is expected to be paid before April 2009. For Fiscal 2007, the cash sweep payment was $1.0 million, which amount was repaid in May 2008. In addition, we repurchased 849,760 of our shares at a total cost of approximately $0.3 million during Fiscal 2008 under the terms of the normal course issuer bid we announced in May 2008.

        Investing activities generated net cash of $4.2 million for Fiscal 2008. This generation of cash resulted from the divestiture of certain non-strategic assets and the repayment of part of the escrow funds that had been set aside in connection with the acquisition of Innerwise, Inc. In connection with the sale of our stake in Afilias, in December 2008 we received proceeds of $3.2 million on the sale of the first 153,722 shares we held in Afilias. We also received the proceeds of $2.4 million on the sale of our shared hosting customers during Fiscal 2008 and were repaid $0.5 million on the resolution of the escrow funds we had set aside in connection with the acquisition of Innerwise, Inc. In addition, we received $66,000 on the sale of retired property and equipment that we sold when we relocated our co-location facility in September 2008. These amounts were partially offset by our investment of an additional $2.1 million in property and equipment primarily related to our hosted email environment as well as an additional $0.5 million paid to the former shareholders of Innerwise, Inc. on the resolution of the escrow account in December 2008, with the remaining balance in the escrow account being donated to various charities.

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

Subsequent events

        On February 12, 2009, we announced the commencement of a modified "Dutch auction" tender offer to repurchase up to 4,000,000 of our shares of common stock, representing approximately 5.5% of the our outstanding shares. The closing price of our common stock on the NYSE Amex on February 11, 2009 was $0.36 per share. The information agent for the offer was StockTrans, Inc. and the offer expired on Friday, March 13, 2009.

        Under the tender offer, our shareholders had the opportunity to tender some or all of their shares at a price within the $0.36 to $0.45 per share price range. On Monday, March 23, 2009, the final results of the offer were announced and, as a result, we purchased 4,185,690 shares of our common stock at a purchase price of $0.41 per share, for a total of $1,716,132.90. The purchase price was funded from available cash. The 4,185,690 shares purchased comprised the 4,000,000 shares we offered to purchase in the offer and an additional 185,690 shares purchased pursuant to our right to purchase up to an additional 2 percent of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of March 23, 2009, we had approximately 68,888,092 shares issued and outstanding.

        On February 9, 2009, we entered into an agreement with an unaffiliated third party for the sale of a portfolio of 2,553 domain names owned by Tucows. The agreement provides that the third party purchaser will pay us an aggregate of $1.0 million for the portfolio, $900,000 of which was paid to us in February 2009, $50,000 of which will be paid to us on August 9, 2009 and $50,000 of which will be paid to us on February 9, 2010. We are subject to customary representations, warranties and covenants under the terms of the agreement. The agreement further provides that the purchaser will be entitled to purchase up to an additional $1.8 million of domain names from us between the closing date and June 2010 on terms similar to those contained in the agreement.

Off Balance Sheet Arrangements and Contractual Obligations

        We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2008 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2008.

        Although we have a functional currency of U.S. dollars, a major portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward plus contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. These contracts, entered into in September and October 2008, will be utilized over the period ending December 31, 2009.

        On September 29, 2008, we entered into a series of forward contracts with a notional value of $9 million, whereby $500,000 is converted into Canadian dollars on a semi-monthly basis through September 2009. These forward contracts are designed to hedge our expected Canadian dollar requirements over the period. On each expiry date, provided that the limit rate (U.S.$1.00 : Cdn$1.09) has not been reached during the one month window before the expiration date of each contract, we will sell U.S.$ 500,000 and buy Canadian dollars at the then current exchange rate or at the base rate of U.S.$1.00 : Cdn$1.02 whichever is more beneficial to us. Should the limit rate be reached during the one month window before the expiration date of each contract, then that contracts will be fixed at the base rate of U.S.$1.00 : Cdn$1.02 for delivery on its value dates.

        On October 10, 2008, in order to manage our exposure to foreign exchange rate fluctuations, we entered into a series of forward foreign exchange contracts, whereby amounts of $500,000 are converted into Canadian dollars on a semi-monthly basis from January 2009 to December 2009 at foreign exchange rates varying from 1.1560 to 1.1670.

        As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

        The impact of the fair value adjustment on unrealized foreign exchange forward contracts for Fiscal 2008 was a net loss of approximately $2.0 million, and for Fiscal 2007, the impact was a net gain of approximately $497,000, which is reflected on the consolidated statements of operations. As of December 31, 2008, we had outstanding foreign currency forward contracts amounting to $21 million. As of December 31, 2007, we had no outstanding foreign currency forward contracts.

        We have performed a sensitivity analysis model for foreign exchange exposure over Fiscal 2008. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during Fiscal 2008. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for Fiscal 2008 of approximately $1.9 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy and commercial paper. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining an allowance for doubtful accounts based on historical experience and our expectation of future losses.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

        Mr. Stern, 52, has been a Managing Director and Head of Technology and Financial Institutions Investment Banking with Oppenheimer & Co. Inc., an investment banking firm, since April 2004. From February 2002 to March 2004, Mr. Stern served as a Managing Director and Head of Investment with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as Managing Director of STI Ventures Advisory USA Inc. and as a member of the Board of Directors and the investment committee of STI Ventures, a venture capital company focusing on the high technology market.

Eugene Fiume	Director since June 2005

        Mr. Fiume, 51, is a Professor (since 1995) and past Chair (1998-2004) of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. Mr. Fiume's advisory board positions include the Max-Planck Center for Visual Computing and Communication and NGRAIN Corporation. Mr. Fiume also works with venture capital companies and SMEs on due diligence and strategy.

Erez Gissin	Director since August 2001

        Mr. Gissin, 50, is the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel. Mr. Gissin is also a director of Partner Communications Ltd. (NASDAQ: PTNR)

Allen Karp	Director since October 2005

        Mr. Karp, 68, was a partner in the law firm of Goodman and Carr LLP, where he practiced law from 1966 until 1986. Mr. Karp had been with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. Mr. Karp is a Trustee of Brookfield Real Estate Services Fund and is a director of its management company, the Chair of its corporate governance committee and sits on the audit committee. Mr. Karp is Chairman of the board of trustees of IBI Income fund, and is Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a director and immediate past Chairman of the Toronto International Film Festival Group and the Chairman of its corporate governance committee.

Lloyd Morrisett	Director since February 1994

        Dr. Morrisett, 79, served as a director of Infonautics, Inc., our predecessor, beginning in February 1994 and served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Delaware in August 2001 and became Tucows Inc. He is the co-founder of the Children's Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

Elliot Noss	Director since August 2001

        Mr. Noss, 46, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows

Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

Jeffrey Schwartz	Director since June 2005

        Mr. Schwartz, 46, was originally Vice President of the Juvenile Division of Dorel Industries, a position he held until 1989, when their Canadian divisions were merged and he became Vice-President, Finance. Mr. Schwartz held the position of Vice-President, Finance from 1989 until 2003. In 2003, his title was changed to Executive Vice-President and Chief Financial Officer. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

Joichi Ito	Director since December 2008

        Mr. Ito, 42, has served as one of our directors since December 2008 and is the current Chief Executive Officer of Creative Commons. He is a co-founder and current board member of Digital Garage and is on the board of Technorati. He is a Senior Visiting Researcher of Keio Research Institute at the Shonan Fujisawa Campus of Keio University in Japan and is the Chairman of Six Apart Japan, a weblog software company. He is also on the board of directors of a number of non-profit organizations, including The Mozilla Foundation. Mr. Ito has created numerous Internet companies, including PSINet Japan, Digital Garage and Infoseek Japan and was an early stage investor in Six Apart, Technorati, Flickr, SocialText, Dopplr, Last.fm, Rupture, Kongregate. He has served and continues to serve on various Japanese central as well as local government committees and boards, advising the government on IT, privacy and computer security related issues.

        Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Governance Principals

        The governance principals of our Board of Directors include the charters of our audit committee, our Corporate Governance and Compensation Committee, our Code of Conduct, and our Code of Ethics. Each of these documents and various other documents embodying our governance principals are published on our website at tucowsinc.com. Amendments and waivers of our Code of Ethics will either be posted on our website or filed with the SEC on a current report on Form 8-K.

Independence

        In 2008, the Board of Directors determined that a majority of the Board of Directors met the independence requirements prescribed by the listing standards of NYSE Amex.

Meetings

        Our Board of Directors met six times during Fiscal 2008. Our Board of Directors also took action by unanimous written consent on three occasions during Fiscal 2008. Each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2008.

Executive Sessions of Independent Directors

        A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Stern was responsible for chairing the executive sessions.

Policy regarding attendance

        Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2008 annual meeting of shareholders in person while the remainder of the Board of Directors attended by teleconference.

Committees

        Our Board of Directors has two committees, an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and a Corporate Governance, Nomination and Compensation Committee. The Board of Directors created the Corporate Governance, Nomination and Compensation Committee and adopted a new charter in November 2007 in order to expand the responsibilities of our compensation committee to include oversight of our corporate governance principles and our Board nomination process. Our committees generally meet in connection with regularly scheduled quarterly and annual meetings of the Board of Directors, with additional meetings held as often as its members deem necessary to perform its responsibilities. From time to time, depending on the circumstances, the board may form a new committee or disband a current committee.

        The audit committee currently consists of Mr. Schwartz, Mr. Karp and Dr. Morrisett, all of whom are independent directors as defined in Section 121A of the NYSE Amex listing standards.

        The audit committee held five meetings during Fiscal 2008. The audit committee also took action by unanimous written consent on three occasions during the 2008 fiscal year. The audit committee's purposes are:

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

        Each of the members of our audit committee is an independent director and satisfies the independence standards specified in Section 121A of the NYSE Amex listing requirements and Rule 10A-3 under the Securities Exchange Act of 1934, and is able to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. Additionally, the Board of Directors has determined that Mr. Schwartz qualifies as an "audit committee financial expert" as defined under Item 407(d)(v) of Regulation S-K. The Board of Directors has adopted a written charter for the audit committee, which the audit committee has reviewed and determined to be in compliance with the rules set forth in the NYSE Amex listing requirements.

        The corporate governance, nomination and compensation committee currently consists of Mr. Stern, Mr. Schwartz, Dr. Morrisett and Mr. Karp, all of whom are independent directors as defined in Section 121A of the NYSE Amex listing standards.

        This committee was formerly known as the compensation committee and, effective November 8, 2007, had its roles and responsibilities expanded to include the corporate governance and nomination responsibilities. This committee adopted a formal charter, which is available on tucowsinc.com.

        The committee held five meetings during Fiscal 2008. The corporate governance, nomination and compensation committee also took action by unanimous written consent on three occasions during the 2008 fiscal year. The corporate governance, nomination and compensation committee has responsibility for the oversight, review and approval of senior management's compensation philosophy and practices. To assist it in meeting this mandate the corporate governance, nomination and compensation committee has the authority to hire its own independent advisors and is authorized to delegate responsibilities to management, independent accountants and internal and outside lawyers.

        The corporate governance, nomination and compensation committee makes recommendations to the Board of Directors on compensation for the chief executive officer and approves the compensation for individuals that report directly to the chief executive officer, including the named executive officers, to ensure that they meet corporate objectives. For this purpose, named executive officers are defined as the chief executive officer, the chief financial officer and our three other most highly compensated executive officers. The Board of Directors and the corporate governance, nomination and compensation committee also review, approve and evaluate short-term and long-term incentive designs and incentive awards for our senior management. The board as a whole reviews the recommendations of the corporate governance, nomination and compensation committee and gives final approval on the compensation for the chief executive officer.

Shareholder nominations to the Board

        Our Board of Directors will consider any candidate proposed in good faith by any of our shareholders and has adopted a resolution that requires a shareholder to timely submit, to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada, the following:

  •
  the candidate's name and the information about the individual that would be required to be included in a proxy statement under the rules of the SEC;

  •
  information about the relationship between the candidate and the nominating shareholder;

  •
  the consent of the candidate to serve as a director; and

  •
  proof of the number of our common stock that the nominating shareholder owns and the length of time the shares have been owned.

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

Ethics policy for senior officers

        Our Board of Directors has adopted an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the ethics policy for senior officers can be obtained from our Internet web site at tucowsinc.com, without charge.

Communications with the Board of Directors

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

Director compensation

        Directors who are employees receive no additional or special compensation for serving as directors. The Board of Directors determines the total amount of the annual retainer as well as the amounts of any meeting or committee fee based upon recommendations from the corporate governance, nomination and compensation committee of the board and input from the chief executive officer.

        Under the terms of our current equity compensation plan, we make formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock-based compensation for our Non-employee directors is governed by our 2006 Omnibus Equity Compensation Plan (the "2006 Plan") or its predecessor, our 1996 Equity Compensation Plan (the "1996 Plan"). All options granted under the formula grants are immediately exercisable, have an exercise price equal to the fair market value per common share as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the 2006 Plan as follows:

  •
  on the date each non-employee director becomes a director, he or she is granted options to purchase 25,000 shares of our common stock;

  •
  on the date each director becomes a member of the audit committee, he or she is granted options to purchase 20,000 shares of our common stock;

  •
  on the date each director becomes a member of the corporate governance, nomination and compensation committee, he or she is granted options to purchase 15,000 shares of our common stock;

  •
  on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 20,000 of our common stock;

  •
  on each date on which we hold our annual meeting of shareholders, each member of the audit committee in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 10,000 of our common stock; and

  •
  on each date on which we hold our annual meeting of shareholders, each member of the corporate governance, nomination and compensation committee in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 7,500 shares of our common stock.

Effective as of January 1, 2008, the chairman receives an annual fee of $10,000, non-employee directors receive an additional annual fee of $10,000, non-employee directors who serve as members of our audit committee receive an additional annual fee of $8,000 and non-employee directors who serve on our corporate governance, nomination and compensation committee, receive an annual fee of $8,000. In addition, all non-employee directors receive the following meeting attendance fees:

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

        We also purchase directors and officer's liability insurance for the benefit of our directors and officers as a group in the amount of $10 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or its committees. No fees are payable to directors for attendance at specially called meetings of the board.

        The table below shows all compensation paid to each of our non-employee directors during 2008. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1) (2)(3)	All other compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Stanley Stern	35,750	9,123	—	44,873
Eugene Fiume	17,500	5,730	—	23,230
Erez Gissin	16,500	7,720	—	24,220
Joichi Ito	—	4,320	—	4,320
Allen Karp	34,750	10,993	—	45,743
Lloyd Morrisett	33,750	10,993	—	44,743
Jeffrey Schwartz	34,750	9,003	—	43,753

	173,000	57,882	—	230,882

(1)
On May 23, 2008 under the 2006 Plan, our non-employee directors were awarded these option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $0.199. All these options remained outstanding at December 31, 2008 and have a five year term. The Grant Date Fair Value of the Option Grants was based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 10 to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

(2)
On September 9, 2008 under the 2006 Plan, our non-employee directors were awarded these automatic option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $0.187. All these options remained outstanding at December 31, 2008 and have a five year term. The Grant Date Fair Value of the Option Grants was based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note10 to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

(3)
On December 15, 2008 under the 2006 Plan, Joichi Ito was awarded these automatic option grants upon his appointment to the Board of Directors. Under the 2006 Plan these options vested immediately and carry an exercise price of $0.173. All these options remained outstanding at December 31, 2008 and have a five year term. The Grant Date Fair Value of the Option Grants was based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 10 to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

        We believe that, under the SEC's rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than 10 percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2008.

Stock ownership of management

        We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to Fiscal 2008, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of our outstanding common stock as reported in their filings with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Summary compensation table

        The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during Fiscal 2008. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2008 fiscal year were converted into

U.S. dollars based upon the exchange rate of 1.0643 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for Fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
Elliot Noss	2008	281,875	18,397	36,470	9,866	346,608
President and Chief Executive Officer	2007	279,252	89,081	45,499	9,774	423,606
Michael Cooperman	2008	220,802	12,684	30,175	11,557	275,218
Chief Financial Officer	2007	218,747	61,435	35,878	11,449	327,509
David Woroch	2008	183,219	12,684	18,705	7,047	221,655
Vice President, Sales	2007	167,551	70,651	18,192	6,981	263,375

(1)
Represents bonus earned during the fiscal years ended December 31, 2008 and 2007. Of the Fiscal 2007 amount, the following amounts were paid in February 2008:

Elliot Noss	$38,467
Michael Cooperman	$26,529
David Woroch	$30,508
(2)
Represents the dollar amount we recognized in our 2008 and 2007 income statements for option awards to the named executive officers, calculated in accordance with FAS 123R, and thus include amounts from awards granted in 2008 and in prior years. Please see Note 10 entitled "Stock Options" in the notes to our audited financial statements below, for a discussion of the assumptions underlying these calculations.

(3)
Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2008	1,409	8,457	—	9,866
	2007	1,396	8,378	—	9,774
Michael Cooperman	2008	1,409	7,893	2,255	11,557
	2007	1,396	7,819	2,234	11,449
David Woroch	2008	1,409	5,638	—	7,047
	2007	1,396	5,585	—	6,981

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2008:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Elliot Noss	60,000	—	0.44	7/1/12
	214,575	—	0.37	8/5/13
	278,948	—	0.37	8/5/13
	1,394,738	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	200,000	—	0.58	8/10/14
	37,500	112,500	0.85	3/18/14
	—	60,000	0.60	5/22/15

	2,262,261	172,500

Michael Cooperman	50,000	—	0.44	7/1/12
	643,725	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	150,000	—	0.58	8/10/14
	30,000	90,000	0.85	3/18/14
	—	75,000	0.60	5/22/15

	950,225	165,000

David Woroch	42,915	—	0.49	6/30/12
	20,000	—	0.44	7/1/12
	30,000	—	0.36	8/4/13
	60,000	—	0.58	8/10/14
	20,000	60,000	0.85	3/18/14
	—	65,000	0.60	5/22/15

	172,915	125,000

        The stock options grants listed in the above table were issued under our 1996 Plan as well as under our 2006 Plan.

        Under the 1996 Plan, these options vest over a period of four years and have a 10 year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% after the first year, with the remaining 75% vesting evenly at each month end over the next thirty six months, becoming fully exercisable after the fourth year.

        Under the 2006 Plan, these options vest over a period of four years and have a 7 year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

Potential Payments on Termination or Change In Control

        We have certain agreements that require us to provide compensation to our named executive officers in the event of a termination of employment or a change in control of Tucows. These agreements are summarized following the table below and do not include any payment for termination for cause. The tables below show estimated compensation payable to each named executive officer upon various triggering events. Actual amounts can only be determined upon the triggering event.

	2008	Termination without Cause	Change in Control
Elliot Noss(1)
Compensation
Base Salary/Severance(2)		$422,813	$422,813
Bonus Plan(3)		204,360	204,360
Acceleration of Unvested Equity Awards(4)		—	—
Benefits(5)
Car Allowance		8,456	8,456
Healthcare Flexible Spending Account		1,409	1,409
Healthclub		—	—

		$637,038	$637,038

	2008	Termination without Cause	Change in Control
Michael Cooperman(1)
Compensation
Base Salary/Severance(2)		$276,003	$276,003
Bonus Plan(3)		117,448	117,448
Acceleration of Unvested Equity Awards(4)		—	—
Benefits(5)
Car Allowance		7,893	7,893
Healthcare Flexible Spending Account		1,409	1,409
Healthclub		2,255	2,255

		$405,008	$405,008

	2008	Termination without Cause	Change in Control
David Woroch(1)
Compensation
Base Salary/Severance(2)		$213,756	$213,756
Bonus Plan(3)		109,618	109,618
Acceleration of Unvested Equity Awards(4)		—	—
Benefits(5)
Car Allowance		5,638	5,638
Healthcare Flexible Spending Account		1,409	1,409
Healthclub		—	—

		$330,421	$330,421

(1)
For the purpose of the table we assumed an annual base salary at the executive's level as of December 31, 2008. As the market capital of the Company at December 31, 2008 is less than the minimum threshold for an additional payout on change in control for Messrs Noss and Cooperman, no additional amount has been included under base salary/severance for change in control.

(2)
Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 18 months. For Messrs. Cooperman and Woroch,

  severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)
For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2008 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)
For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2008, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2008 was $0.33. As the closing market value of our common stock on December 31, 2008 was less than the strike price of any options held, the acceleration of Unvested Equity Awards had no value.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of our common stock, as of March 23, 2009, by each of our chief executive officer, our chief financial officer and our three other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 23, 2009	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	536,197	(2)	2,314,761	2,850,958	4.0%
Michael Cooperman	—		998,975	998,975	1.4%
David Woroch	93,050		192,915	285,965	*
Kenneth Schafer	—		56,250	56,250	*
Carla Goertz	—		87,917	87,917	*
Eugene Fiume	—		55,000	55,000	*
Erez Gissin	10,000		60,000	70,000	*
Joichi Ito	—		25,000	25,000	*
Allen Karp	20,000	(3)	102,500	122,500	*
Lloyd Morrisett	105,000	(4)	117,500	222,500	*
Jeffrey Schwartz	—		112,500	112,500	*
Stanley Stern	203,850		240,550	444,400	*
All directors and executive officers as a group (12 persons)	968,097		4,363,868	5,331,965	7.3%

*
Less than 1%.

(1)
Based on 68,888,092 shares outstanding as of March 23, 2009, adjusted for shares of common stock beneficially owned but not yet issued.

(2)
Includes an aggregate of 86,869 shares of common stock owned by two separate family trusts of which Mr. Noss is the trustee.

(3)
These shares of common stock are owned by Karp Corp., Inc., as nominee for Mr. Karp's wife.

(4)
These shares of common stock are owned jointly by Dr. Morrisett and his wife.

Principal shareholders.

        The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 23, 2009.

	Beneficial Ownership of Common stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Lacuna, LLC	12,217,247	(2)	17.7%
1100 Spruce Street, Suite 202
Boulder, CO 80302
Diker GP, LLC	9,407,035	(3)	13.7%
745 Fifth Avenue, Suite 1409
New York, New York 10151
Fertilemind Capital Fund I, L.P.	3,917,683	(4)	5.7%
450 Seventh Avenue, Suite 2100
New York, NY 10123

(1)
Based on 68,888,092 shares outstanding as of March 23, 2009.

(2)
As disclosed on Schedule 13G/A, filed with the SEC on February 12, 2009. Of these shares, 5,198,400 are held directly by Lacuna Venture and 7,018,847 are held directly by Lacuna Hedge. Lacuna LLC serves as the sole general partner of each of Lacuna Ventures GP and Lacuna Hedge GP. Lacuna Ventures GP serves as the sole general partner of Lacuna Venture and Lacuna Hedge GP serves as the sole general partner of Lacuna Hedge. Neither Lacuna Ventures GP, Lacuna Hedge GP nor Lacuna LLC directly owns any securities of the Issuer. Lacuna Ventures GP, Lacuna Hedge GP and Lacuna LLC may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the securities of the Issuer held by Lacuna Venture and Lacuna Hedge but disclaim beneficial ownership except to their pecuniary interest therein.

(3)
As disclosed on Schedule 13G/A, filed with the SEC on February 17, 2009. The shares are held indirectly by Diker Management, LLC, in its capacity as the Registered Investment Adviser of certain managed accounts and funds. The reporting person is a Registered Investment Adviser and as such disclaims all beneficial ownership of these shares and in any case disclaims beneficial ownership of these shares except to the extent of the reporting person's pecuniary interest in the shares.

(4)
As disclosed on Schedule 13D, filed with the SEC on October 30, 2008. The shares are held indirectly by Fertilemind Management, LLC in its capacity as the managing general partner of Fertilemind Capital Fund I, L.P., and Aram Fuchs, as the managing member of Fertilemind Management, LLC. Fertilemind Management, LLC and Mr. Fuchs may be deemed to have voting and dispositive power with respect to these shares, but disclaim all beneficial ownership of these shares except to the extent of the reporting person's pecuniary interest in the shares.

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

Director Independence

        Our Board of Directors has determined that each of Messrs. Stern, Fiume, Gissin, Schwarz, Karp and Ito, and Dr. Morrisett are independent directors as defined in Section 121A of the NYSE Amex listing standards. In this Form 10-K, these seven directors are referred to individually as an "independent director" and collectively as the "independent directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        A summary of the fees of KPMG LLP for the years ended December 31, 2008 and 2007 are set forth below:

	2008 Fees	2007 Fees
Audit Fees(1)	$275,000	$266,000
Audit-Related Fees	—	—
Tax Fees(2)	183,000	112,000
All Other Fees	—	—

Total Fees	$458,000	$378,000

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

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
3.1	Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on November 29, 2007).
3.2	Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.1	2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.2*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.3*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.4	Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).
10.5	Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.6*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

Exhibit No.	Description
10.7	Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.8	Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.9	Software and Services Agreement, dated March 20, 2007, by and between Tucows Inc. and Nitido Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' report on Form 10-Q/A, as filed with the SEC on May 23, 2007).
10.10	Asset Sale Agreement, dated as of June 14, 2007, by and among Tucows.com Co, Tucows Domain Holdings Co., Mailbank Nova Scotia Co. and Internet REIT, Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on June 20, 2007).
10.11	Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.12	Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.13	Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.14	Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
21.1#	Subsidiaries of Tucows Inc.
23.1#	Consent of KPMG LLP.
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1#	Chief Executive Officer's Section 1350 Certification.
32.2#	Chief Financial Officer's Section 1350 Certification.

*
Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#
Filed herewith.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Tucows Inc.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

  •
  Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, such as resource constraints, human error, lack of knowledge or awareness and the possibility of intentional circumvention of these controls, internal control over financial reporting may not prevent or detect misstatements. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, for which assumptions may ultimately prove to be incorrect. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

/s/ ELLIOT NOSS Elliot Noss President and Chief Executive Officer (Principal Executive Officer) March 27, 2009	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial Officer) March 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tucows Inc.:

        We have audited the accompanying consolidated balance sheets of Tucows Inc. (and subsidiaries) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. (and subsidiaries) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP Chartered Accountants, Licensed Public Accountants Toronto, Canada February 3, 2009, except as to note 15, which is as of March 23, 2009

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,427,467	$8,093,476
Accounts receivable, net of allowance for doubtful accounts of $125,000 as of December 31, 2008 and $95,000 as of December 31, 2007	3,200,362	3,422,180
Prepaid expenses and deposits	2,274,043	3,132,129
Prepaid domain name registry and ancillary services fees, current portion	29,212,610	25,473,465
Cash held in escrow (note 3)	—	1,070,632
Deferred tax asset, current portion (note 11)	590,000	500,000

Total current assets	40,704,482	41,691,882
Prepaid domain name registry and ancillary services fees, long-term portion	11,855,971	10,765,862
Property and equipment (note 4)	3,072,958	4,963,311
Deferred financing charges	78,500	128,200
Deferred tax asset, long-term portion (note 11)	2,410,000	2,500,000
Intangible assets (note 5)	20,206,996	22,150,738
Goodwill (note 3)	17,990,807	17,490,807
Investment (note 8)	200,000	353,737

Total assets	$96,519,714	$100,044,537

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,633,830	$2,689,346
Accrued liabilities	2,000,146	3,289,087
Customer deposits	3,319,241	3,267,784
Derivative instrument liability (note 7)	1,974,919	—
Promissory note payable, current portion (note 3(c))	—	6,000,000
Loan payable, current portion (note 6)	2,624,242	1,914,242
Deferred revenue, current portion	37,985,821	35,465,584
Accreditation fees payable, current portion	510,548	483,090

Total current liabilities	50,048,747	53,109,133
Deferred revenue, long-term portion	16,201,804	15,147,644
Accreditation fees payable, long-term portion	187,374	181,345
Loan payable, long-term portion (note 6)	3,235,125	6,859,366
Deferred tax liability, long-term portion (note 3(c) and note 11)	5,396,000	5,396,000
Stockholders' equity (note 9)
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 73,073,782 shares issued and outstanding as of December 31, 2008 and 73,888,542 shares issued and outstanding as of December 31, 2007	15,198,358	15,350,915
Additional paid-in capital	48,714,676	48,537,313
Deficit	(42,462,370)	(44,537,179)

Total stockholders' equity	21,450,664	19,351,049

Total liabilities and stockholders' equity	$96,519,714	$100,044,537

Commitments and contingencies (note 13)

Subsequent events (note 15)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Net revenues (note 16)	$78,467,880	$74,638,196	$65,029,490
Cost of revenues (note 16):
Cost of revenues(*)	54,614,036	48,742,915	41,534,963
Depreciation of property and equipment	2,909,853	3,738,324	2,755,736
Amortization of intangible assets	163,796	302,832	207,168

Total cost of revenues	57,687,685	52,784,071	44,497,867

Gross profit	20,780,195	21,854,125	20,531,623
Expenses:
Sales and marketing(*)	6,668,884	6,345,999	5,985,907
Technical operations and development(*)	6,172,428	6,710,841	8,152,138
General and administrative(*)	6,809,601	5,232,385	5,315,361
Depreciation of property and equipment	263,745	263,101	223,131
Loss on disposition of property and equipment	498,529	—	—
Amortization of intangible assets	1,483,195	1,174,864	669,476
Loss (gain) in fair value of forward contracts	1,974,919	(497,253)	574,762

Total expenses	23,871,301	19,229,937	20,920,775

Income (loss) from operations	(3,091,106)	2,624,188	(389,152)
Other income:
Interest income (expense), net	(583,911)	(516,853)	110,525
Other income, net (note 12)	5,870,960	619,014	2,347,026

Total other income	5,287,049	102,161	2,457,551

Income before provision for income taxes	2,195,943	2,726,349	2,068,399
Provision for (recovery of) income taxes (note 11)	121,134	50,816	(92,035)

Net income for the year	$2,074,809	$2,675,533	$2,160,434

Basic earnings per common share (note 2(p))	$0.03	$0.04	$0.03

Shares used in computing basic earnings per common share (note 2(p))	73,817,347	74,361,470	74,032,830

Diluted earnings per common share (note 2(p))	$0.03	$0.03	$0.03

Shares used in computing diluted earnings per common share (note 2(p))	74,830,217	77,046,519	76,489,381

(*)
Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$19,700	$15,000	$9,700
Sales and marketing	$64,200	$80,200	$64,900
Technical operations and development	$52,700	$78,800	$91,700
General and administrative	$151,200	$147,600	$131,740

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders' Equity

(Dollar amounts in U.S. dollars)

	Common stock
			Additional paid in capital		Total stockholders' equity
	Number	Amount		Deficit
Balances, December 31, 2005	71,945,303	$12,403,422	$50,061,866	$(49,373,146)	$13,092,142
Exercise of stock options	433,293	206,608	—	—	206,608
Acquisition of Boardtown Corporation (note 3(c))	3,569	3,281	—	—	3,281
Acquisition of Mailbank.com Inc. (note 3(b))	3,596,337	2,782,070	—	—	2,782,070
Stock-based compensation (note 10)	—	—	298,040	—	298,040
Net income for the year	—	—	—	2,160,434	2,160,434

Balances, December 31, 2006	75,978,502	15,395,381	50,359,906	(47,212,712)	18,542,575
Exercise of stock options	526,640	478,855	(220,559)	—	258,296
Repurchase of shares (note 9)	(2,616,600)	(523,321)	(1,923,634)	—	(2,446,955)
Stock-based compensation (note 10)	—	—	321,600	—	321,600
Net income for the year	—	—	—	2,675,533	2,675,533

Balances, December 31, 2007	73,888,542	15,350,915	48,537,313	(44,537,179)	19,351,049
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Repurchase of shares (note 9)	(849,760)	(169,952)	(102,492)	—	(272,444)
Stock-based compensation (note 10)	—	—	287,800	—	287,800
Net income for the year	—	—	—	2,074,809	2,074,809

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2008	2007	2006
Cash provided by (used in):
Operating activities:
Net income for the year	$2,074,809	$2,675,533	$2,160,434
Items not involving cash:
Depreciation of property and equipment	3,173,598	4,001,425	2,978,867
Loss on disposition of property and equipment	498,529	—	—
Amortization of deferred financing charges	49,700	26,616	—
Amortization of intangible assets	1,646,991	1,477,696	876,644
Gain on sale of customer relationshsips	(2,091,995)	—	—
Disposal of domain names	5,030	—	—
Unrealized loss (gain) in the fair value of forward contracts	1,974,919	(497,253)	574,762
Stock-based compensation	287,800	321,600	298,040
Gain on disposal of shares in Afilias Inc.	(3,090,404)	—	—
Change in non-cash operating working capital:
Interest receivable	—	—	39,574
Accounts receivable	221,818	(425,959)	(1,475,715)
Prepaid expenses and deposits	858,086	(485,374)	141,897
Prepaid domain name registry and ancillary services fees	(4,829,254)	(4,559,427)	(5,801,972)
Accounts payable	(789,425)	(67,268)	745,581
Accrued liabilities	(1,288,941)	902,001	44,828
Customer deposits	51,457	123,665	867,482
Deferred revenue	3,574,397	5,476,621	7,102,935
Accreditation fees payable	33,487	(346,878)	264,716

Net cash provided by operating activities	2,360,602	8,622,998	8,818,073

Financing activities:
Proceeds received on exercise of stock options	9,450	258,296	206,608
Repurchase of shares	(272,444)	(2,446,955)	—
Repayment of note payable	—	—	(2,122,930)
Proceeds received on loan payable	—	9,416,393	—
Repayment of prommisory note and loan payable	(8,914,241)	(797,601)	—

Net cash (used in) provided by financing activities	(9,177,235)	6,430,133	(1,916,322)

Investing activities:
Cost of domain names acquired	(8,944)	(23,999)	—
Additions to property and equipment	(2,113,904)	(3,408,403)	(4,607,774)
Proceeds on disposition of property and equipment	66,039	—	—
Investment in short-term investments	—	—	1,771,569
Decrease (increase) in restricted cash—being margin security against forward exchange contracts	—	1,019,423	(959,423)
Deferred acquisition costs	—	—	—
Acquisition of Mailbank.com Inc., net of cash acquired	—	(90,050)	(6,486,732)
Acquisition of Hosted Messaging Assets, net of cash acquired	—	—	(7,552,320)
Acquisition of Boardtown Corporation, net of cash acquired	—	(4,900)	(85,599)
Acquisition of Innerwise Inc., net of cash acquired	(500,000)	(10,332,065)	—
Proceeds on disposal of shares in Afilias Inc.	3,244,141	—	—
Sale of customer relationships	2,392,660	—	—
Decrease (increase) in cash held in escrow	1,070,632	(376,053)	(73,168)

Net cash provided by (used in) investing activities	4,150,624	(13,216,047)	(17,993,447)

(Decrease) increase in cash and cash equivalents	(2,666,009)	1,837,084	(11,091,696)
Cash and cash equivalents, beginning of year	8,093,476	6,256,392	17,348,088

Cash and cash equivalents, end of year	$5,427,467	$8,093,476	$6,256,392

Supplemental cash flow information:
Interest paid	$630,729	$784,263	$254,502
Income taxes paid	$182,876	$41,000	$72,000
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$6,979	$273,070	$384,270
Common stock issued on the acquisition of Boardtown Corporation	$—	$—	$3,281
Common stock issued on the acquisition of Mailbank.com Inc.	$—	$—	$2,782,070
Prommisory note payable on the acquisition of Mailbank.com Inc.	$—	$—	$6,000,000

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar Amounts in U.S. dollars)

1. Organization of the Company:

        Tucows Inc. (the "Company") is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates and email through its global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Significant accounting policies:

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are stated in U.S. dollars, except where otherwise noted. Certain of the prior year comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

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

  (b) Use of estimates

        The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to amounts recognized for or carrying values of revenues, bad debts, investments, goodwill and intangible assets which require estimates of future cash flows and discount rates, income taxes, contingencies and litigation, and estimates of credit spreads for determination of the fair value of derivative instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control.

  (c) Cash and cash equivalents

        All highly liquid investments, with an original term to maturity of three months or less at the date of acquisition, are classified as cash and cash equivalents.

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

        The Company reviews the carrying values of its property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the group of assets and its eventual disposition is less than its carrying amount, it is considered to be impaired. The amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the assets.

  (e) Goodwill and Intangible assets

        Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in June 2007, are being amortized on a straight-line basis over periods of two to seven years.

        The Company accounts for goodwill and other intangibles in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which provides that goodwill and indefinite life intangibles should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company reviews goodwill at least annually for possible impairment in the fourth quarter of each year.

        The Company has other finite life intangible assets consisting of patented and non-patented technologies. These intangible assets are amortized over their expected economic lives. The lives are determined based upon the expected use of the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

        In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lives intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2008 and 2007.

  (f) Revenue recognition

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

  (h) Accreditation fees payable

        In accordance with ICANN rules, the Company has elected to pay ICANN fees incurred on the registration of Generic Top-Level Domains on an annual basis. Accordingly, accreditation fees that relate to registrations completed prior to ICANN rendering a bill are accrued and reflected as accreditation fees payable.

  (i) Prepaid domain name registry fees

        Prepaid domain name registry and other Internet services fees represent amounts paid to registries, and country code domain name operators for updating and maintaining the registries, as well as to suppliers of other Internet services. Domain name registry and other Internet services fees are recognized on a straight-line basis over the life of the contracted registration term.

  (j) Translation of foreign currency transactions

        The Company's functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. A foreign exchange loss amounting to $797,529 has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2008. Foreign exchange gains amounting to $991,175 and $780,512 have been recorded in general and administrative expenses in the consolidated statements of operations during the years ended December 31, 2007and 2006, respectively.

  (k) Derivative Instruments

        The Company follows SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges under SFAS 133 and has, therefore, accounted for such forward foreign exchange contracts at their fair values with the changes in fair value recorded in the consolidated statements of operations. The fair value of the forward exchange contracts

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

are determined using an estimated credit-adjusted mark-to-market valuation which takes into consideration the Company and the counterparty credit risk.

  (l) Fair Value Measurements of Assets and Liabilities

        On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant impact on the Company's financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 14 for further details on fair value measurements.

  (m) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under this SOP, costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company did not capitalize any amounts during the year ended December 31, 2008 of such costs relating to the development of internal use software. The Company capitalized $32,400 and $204,100 during the years ended December 31, 2007 and 2006, respectively, of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

  (n) Income taxes

        Under the asset and liability method of SFAS 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the year that includes the enactment date. A valuation allowance is recorded if it is not "more likely than not" that some portion of or all of a deferred tax asset will be realized.

        Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". As a result of the adoption of FIN 48, the Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

consideration of interest and penalties. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

        The Company is entitled to earn investment tax credits ("ITCs"), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized once the Company has reasonable assurance that the amounts will be realized.

  (o) Stock-based compensation

        The Company accounts for stock-based compensation for all stock based payments to employees, including grants of employee stock options pursuant to SFAS 123R, Share-Based Payments.

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures" (FAS 148) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the statement of operations for 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

  (p) Earnings per common shares

        Basic earnings per common share has been calculated on the basis of income for the year divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common shares equivalents or the proceeds of exercises of options.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

        The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Numerator for basic and diluted earnings per common share:
Income for the year	$2,074,809	$2,675,533	$2,160,434

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	73,817,347	74,361,470	74,032,830
Effect of stock options	1,012,870	2,685,049	2,456,551

Diluted weighted average number of shares outstanding	74,830,217	77,046,519	76,489,381

Basic earnings per common share	$0.03	$0.04	$0.03

Diluted earnings per common share	$0.03	$0.03	$0.03

        Options to purchase 3,123,980 common shares were outstanding during 2008 (2007: 752,011; 2006: 513,311) but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares. The options which expire in years 2009 to 2016 were still outstanding at the end of 2008.

  (q) Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, cash held in escrow, accounts receivable and forward foreign exchange contracts. Cash equivalents, cash held in escrow and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2008, 2007 or 2006. Two customers accounted for 20% of accounts receivable at December 31, 2008, one customer accounted for 15% of accounts receivable at December 31, 2007 and one customer accounted for 13% of accounts receivable at December 31, 2006. All of these accounts receivable have been collected.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

  (r) Fair values of financial assets and financial liabilities

        The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accreditation fees payable, customer deposits and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

        At December 31, 2008 no cash was held in escrow. Cash held in escrow at December 31, 2007 included interest earned to date. The fair value of the cash held in escrow at December 31, 2007 approximated its carrying value.

        The fair value of the forward exchange contracts are determined using an estimated credit-adjusted mark-to-market valuation which takes into consideration the Company and the counterparty credit risk.

        Interest rates that are currently available to the Company for issuance of long-term debt and loan payable with similar terms and remaining maturities are used to estimate the fair value of the Company's promissory note and loan payable. The estimated fair value of the Company's promissory note and loan payable at December 31, 2008 was $Nil and $5,650,334, respectively, compared to a carrying amount of $Nil and $5,859,367 at December 31, 2008.

  (s) Comprehensive income

        The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of their comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2008, 2007 and 2006.

  (t) Segment reporting

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

        The Company's assets are located in Canada, United States of America and United Kingdom (see note 15).

  (u) Recent accounting pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, FSP FAS 157-2 was issued which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS 159 and, therefore, the adoption of the statement did not have a significant impact on the Company's consolidated financial statements. In May 2008, FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in accordance with US GAAP. This statement is effective for the Company November 15, 2008, which is 60 days after the Securities and Exchange Commission's approval of Auditing Standard No. 6, Evaluating Consistency of Financial Statements. There was no impact on the Company's financial statements on adoption of this standard.

  Recent Accounting Pronouncements Not Yet Adopted

        In December 2007, FASB issued SFAS 141R, Business Combinations. The statement will require all business acquisitions to be measured at fair value, the existing definition of a business would be expanded, pre-acquisition contingencies would be measured at fair value, most acquisition-related costs would be recognized as expenses as incurred as well as other changes. The statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS 141R on our financial position and results of operations.

        In December 2007, FASB issued SFAS 160, Non-controlling Interests in Financial Statements. The statement will improve the relevance, comparability and transparency of the financial information that a reporting Company provides in its financial statements by establishing new accounting and reporting standards. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS 160 on our financial position and results of operations.

        In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement enhances disclosures regarding an entity's derivative and hedging activities. This statement is effective for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of SFAS 161 on our financial position and results of operations.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

        In May 2008, FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts. This statement is geared towards removing inconsistencies in the recognition and measurement of claim liabilities. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS 163 on our financial position and results of operations.

        In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act. With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

3. Business acquisitions:

  a. Acquisition of Innerwise, Inc. (dba ItsYourDomain.com):

        On July 25, 2007, Tucows (Delaware) Inc. ("Tucows DE"), one of the Company's wholly owned subsidiaries, acquired 100% of the outstanding capital stock of Innerwise, Inc. (d/b/a ItsYourDomain.com) ("IYD"), a privately held, ICANN-accredited registrar offering domain services through a worldwide wholesale network of over 2,500 affiliates. The total aggregate consideration amounting to $11,450,112 is comprised of:

  •
  $10,847,650 paid in cash;

  •
  $102,462 of estimated transaction costs, and

  •
  $500,000 released from escrow in 2008.

        An additional $1.1 million of consideration was held in escrow, and was payable in whole or in part by Tucows in August 2008, pending the final evaluation of the revenue generating capability of certain domain names acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account also served as a source of recovery.

        During Fiscal 2008, $500,000 of the monies in escrow were released to Innerwise, Inc. as the final evaluation of the revenue generating capability of certain domain names originally acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account served as a source of recovery. This additional contingent consideration was recorded as additional goodwill in Fiscal 2008. $500,000 was released to Tucows, and the remaining balance being donated to various charities.

        $9,571,209 of the cash paid by Tucows at the closing was funded by a bank loan from a Canadian chartered bank (see note 6).

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

        The allocation of the fair value of the net assets acquired based on the consideration paid, is as follows:

Cash and cash equivalents		$618,047
Accounts receivable		26,224
Prepaid expenses and deposits		252,128
Property and equipment		20,000
Intangible assets including:
Technology	$350,000
Brand	1,000,000
Customer relationships	3,700,000	5,050,000

Goodwill		5,801,040

Total assets acquired		11,767,439
Accrued liabilities	317,327
Total liabilities		317,327

Purchase price		$11,450,112

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

  b. Acquisition of the Hosted Messaging Assets from Critical Path, Inc.:

        The Company's acquisition of Critical Path, Inc. in 2006 included contingent consideration payable in the form of cash of $1,750,000 placed in escrow, of which $90,050 was the remaining balance as at December 31, 2006. In January 2007, this was released from escrow and paid to Critical Path and was added to the cost of Critical Path investment and recorded as additional goodwill in fiscal 2007.

  c. Acquisition of Mailbank.com Inc.:

        The Company's acquisition of Mailbank.com Inc. in 2006 included as part of the consideration, a $6,000,000 unsecured promissory note, repayable with accrued interest to the former shareholders of Mailbank.com Inc. This was repaid on June 19, 2008, being the due date.

  d. Acquisition of Boardtown Corporation:

        The Company's acquisition of Boardtown Corporation in 2004 included contingent consideration payable in the form of 1,069,644 common shares and certain cash amount placed in escrow, of which $4,900 was the remaining cash balance as at December 31, 2006. In 2007, this was released from escrow

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

and paid to Boardtown and was added to the cost of Boardtown investment and recorded as additional goodwill in fiscal 2007.

  e. Goodwill:

        Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	Total
Balances, December 31, 2006	2,039,947	3,982,247	—	6,072,623	12,094,817
Acquisition of Innerwise, Inc.—June 2007	—	—	5,301,040	—	5,301,040
Released from escrow during the year	—	90,050	—	—	90,050
Paid in cash	4,900	—	—	—	4,900

Balances, December 31, 2007	2,044,847	4,072,297	5,301,040	6,072,623	17,490,807
Released from escrow during the year	—	—	500,000	—	500,000

Balances, December 31, 2008	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$17,990,807

        In accordance with SFAS 142, the Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently if necessary.

        Goodwill is tested for impairment as part of a two step process. The first step uses a market approach that is based on the publicly traded common shares of the Company to estimate fair value. If the carrying value is less than the fair value, no impairment exists and the second step need not be performed. If the carrying value is greater than the fair value then the second step will be performed. In the second step, the impairment is computed by comparing the implied fair value of the Company's goodwill with the carrying amount of that goodwill.

        For the second step the Company uses a discounted cash flow or income approach in which future expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures.

        Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2008, the Company had goodwill

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

of $18.0 million. The Company completed its latest annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2008, 2007 and 2006.

  f. Pro forma Results of Operations (unaudited):

        The results of operations of Innerwise, Inc. acquired on July 25, 2007, the Hosted Messaging Assets from Critical Path, Inc acquired on January 3, 2006 and the results of Mailbank.com Inc. acquired on June 19, 2006 have been included in the consolidated statement of operations for Fiscal 2008, Fiscal 2007 and Fiscal 2006 since their respective dates of acquisition. Unaudited pro forma results of operations for Fiscal 2007 and Fiscal 2006 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2007 and January 1, 2006 and is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had Innerwise, Inc., the Hosted Messaging Assets from Critical Path, Inc and Mailbank.com Inc. been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

        No pro forma results of operations have been presented for Fiscal 2008 as the results of operations of all acquisitions were included in our consolidated financial statements for the entire year.

	Year ended December 31, 2007	Year ended December 31, 2006
	(in thousands)	(in thousands)
Net revenues	$78,815	$73,145
Net income (loss) for the period	$2,121	$(195)
Basic earnings (loss) per common share	$0.03	$(0.00)

4. Property and equipment:

        Property and equipment consist of the following:

	December 31, 2008	December 31, 2007
Computer equipment	$8,779,389	$11,428,514
Computer software	2,567,062	9,869,016
Furniture and equipment	872,152	1,049,857
Leasehold improvements	731,788	711,123

	12,950,391	23,058,510

Less:
Accumulated amortization	9,877,433	18,095,199

	$3,072,958	$4,963,311

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

4. Property and equipment: (Continued)

        Depreciation of Property and equipment:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Depreciation of Property and equipment	$3,173,598	$4,001,425	2,978,867

5. Intangible assets:

        Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances are being amortized on a straight-line basis over the term of the intangible assets, as reflected in the table below.

        Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2-7 years	7 years	4-7 years	3 years	indefinite life	indefinite life	Total
Balances, December 31, 2006	$558,352	$105,040	$3,669,924	$21,120	$12,100,000	$2,100,000	$18,554,436
Acquisition of Innerwise, Inc.	350,000	1,000,000	3,700,000	—	—	—	5,050,000
Additions to/(disposals from) domain portfolio, net	—	—	—	—	34,976	(10,978)	23,998
Amortization expense	(302,832)	(84,140)	(1,069,604)	(21,120)	—	—	(1,477,696)

Balances, December 31, 2007	605,520	1,020,900	6,300,320	—	12,134,976	2,089,022	22,150,738
Disposition of customer relationships on sale of hosting customers.	—	—	(300,665)	—	—	—	(300,665)
Additions to/(disposals from) domain portfolio, net	—	—	—	—	8,619	(4,705)	3,914
Amortization expense	(163,796)	(167,040)	(1,316,155)	—	—	—	(1,646,991)

Balances, December 31, 2008	$441,724	$853,860	$4,683,500	$—	$12,143,595	$2,084,317	$20,206,996

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

5. Intangible assets: (Continued)

        The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2009	$1,558,956
2010	1,558,956
2011	985,496
2012	710,436
2013	710,436

Total	$5,524,280

        Indefinite life intangible assets represent domain names acquired from third parties and surname and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized and in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" are being tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses a discounted cash flow or income approach to estimate the fair value of its indefinite life intangible assets. In the income approach, expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2008, the Company had indefinite life assets of $14.2 million. The Company completed its latest annual impairment test and fair value analysis for indefinite life intangible assets, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2008, 2007 and 2006.

        As part of the Company's decision to divest of non-strategic assets, in June and September 2008 the Company entered into definitive agreements with two purchasers to acquire the Company's web hosting end-user websites and customers. The sale of customer relationships with a net book value of $300,665, resulted in a gain on the sale of these customer relationships of $2.1 million.

        Definite-life intangible assets are amortized on a straight-line basis over estimated useful lives of two to 7 years.

6. Loan Payable:

        The Company entered into a non-revolving, reducing credit facility in the amount of $9,5 million with a Canadian chartered bank to finance the purchase of Innerwise, Inc. in July 2007. The loan bears

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

6. Loan Payable: (Continued)

simple interest at the rate of US Base rate plus 0.50% per annum, and was not issued at a premium or at a discount. The interest rate is re-evaluated annually based on annual audited financial statements. Should Tucows' ratio of total funded debt: EBITDA increase to more than 3:1, then the interest rate will increase from 0.5% above US Base rate to 1.5% above US Base rate. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The bank facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the facility may limit the amount of our capital expenditures. The Company has complied with all covenants as of December 31, 2008. The facility is collateralized by a first lien on, and pledge of, the majority of the combined Company's present and future property and assets (subject to certain exclusions).

        Pursuant to the terms of the facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as monthly capital repayments. Based on Fiscal 2008 operating results, the Company has determined that the cash sweep payment for Fiscal 2009 should amount to approximately $0.7 million. This amount is expected to be paid before April 2009. For Fiscal 2007, the cash sweep payment was $1.0 million, which was repaid in May 2008.

        Principal loan repayments over the next five years are as follows:

Current portion:
2009	$2,624,242
Long-term portion:
2010	$1,914,242
2011	$1,320,883

7. Derivative Instrument Liability:

        On September 29, 2008, the Company entered into a series of forward plus contracts to hedge the Company's expected Canadian dollar requirements. The contracts, collectively, have a notional value of US$9 million, whereby $500,000 is converted into Canadian dollars on a semi-monthly basis through to maturity in September 2009. On each currency option transaction expiry date, being the end of each semi-monthly period through to maturity in September 2009, provided that the limit rate (US $1.00: CDN$ 1.09) has not been reached during such period, the Company will sell $500,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$ 1.00: CDN$ 1.02, whichever is more beneficial. Should the limit rate be reached during the semi-monthly period before the expiration date of each contract, then the contract will be fixed at the base rate of US$ 1.00: CDN$ 1.02 for delivery on its value dates.

        On October 10, 2008, the Company entered into a series of foreign exchange forward contracts whereby amounts of $500,000 is converted into Canadian dollars on a semi-monthly basis from January 2009 to December 2009 at foreign exchange rates varying from US $1.00: CDN $1.1560 to US $1.00: CDN $1.1670. The contracts were entered into with the Bank to hedge Company's exposure to fluctuations of the Canadian dollar.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

7. Derivative Instrument Liability: (Continued)

        For the year ended December 31, 2008, the Company has recorded a loss in fair value of forward contracts of $1,974,919, being the fair value of the forward contracts, in its statements of operations, with the corresponding amount being recorded as a derivative instrument liability on the balance sheets as at December 31, 2008. There were no forward exchange contracts outstanding at December 31, 2007. During Fiscal 2007, the Company recorded a gain on foreign exchange of $497,253 on settlement, being the reversal of the fair value of forward contracts entered into in the prior years. During Fiscal 2006, the Company recorded a loss in fair value of forward contracts of $574,762. $77,509 of this amount related to the reversal of the fair value of forward contracts entered into prior years which were settled, while $497,253 related to the fair value of forward contracts in place at December 31, 2006.

8. Investment:

        The Company holds an interest in Afilias, Limited ("Afilias"), a private company, which provides complete back-office services for all registry management needs.

        On November 4, 2008, Tucows (Delaware) Inc. ("Tucows DE"), a wholly owned subsidiary of the Company entered into a stock redemption agreement with Afilias Limited ("Afilias"), whereby Tucows DE agreed to sell its 353,722 Class A ordinary shares in Afilias to Afilias, for an amount of $7,502,444, or $21.21 per share, less one-half of the stamp duty amounting to $37,513 required to be paid under Irish law.

        The redemption of these shares is to be completed in three traunches as follows:

  1.
  In November 2008, the first closing, Afilias purchased a total of 153,722 shares of Class A ordinary shares of Afilias owned by Tucows DE for an aggregate purchase price of $3,244,141, net of stamp duty.

  2.
  On or before June 30, 2009 (the "Second Closing Date"), Afilias shall redeem and purchase an additional 100,000 shares of Class A ordinary shares of Afilias owned by Tucows DE, for an aggregate purchase price of $2,110,395 (the "Second Closing"), net of stamp duty. The Second Closing is contingent upon Afilias having distributable reserves sufficient to complete the acquisition of the additional 100,000 shares of Class A ordinary shares as of the Second Closing Date.

  3.
  On or before December 31, 2009 ("Third Closing Date"), Afilias shall redeem and purchase an additional 100,000 shares of Class A ordinary shares of Afilias owned by Tucows DE for an aggregate purchase price of $2,110,395 (the "Third Closing"), net of stamp duty. The Third Closing is contingent upon Afilias having distributable reserves sufficient to complete the acquisition of the additional 100,000 shares of Class A ordinary shares as of the Third Closing Date.

        The sale of the Afilias shares will be accounted for in the periods in which they are sold.

9. Common Shares:

        The authorized common share capital is 250 million common shares without nominal or par value. On December 31, 2008, there were 73,073,782 common shares outstanding.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

9. Common Shares: (Continued)

        Repurchase of shares:

        In May 2008, our Board of Directors approved a stock buyback program, whereby during the period May 12, 2008 to May 11, 2009, the Company may repurchase up to 6,361,769 common shares of Tucows either through the facilities of the NYSE Amex or the Toronto Stock Exchange.

        The common shares purchased under this program will be cancelled. For the year ended December 31, 2008, the Company had repurchased a total of 849,760 common shares for $272,444. A charge of $102,492 was recorded in additional paid in capital for the excess of the purchase price over the carrying value of the common shares.

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

10. Stock Option Plans:

        The Company's 1996 Stock Option Plan was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan was 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period. The 1996 Compensation Equity Plan expired on February 25, 2006; no options were issued from this plan after that date.

        On November 22, 2006, the Shareholders of the Company approved the implementation of the Company's 2006 Equity Compensation Plan, which serves as a successor to the 1996 Stock Option Plan. The Company's 2006 Equity Compensation Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the Plan is 5,000,000 shares. Generally, options issued under the Plan vest over a four-year period and have a term not exceeding seven years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123R and Staff Accounting Bulletin No. 107, "Share-based payment" ("SAB 107"). Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company's common shares. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Stock Option Plans: (Continued)

Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Tucows Inc. common shares at the date of grant.

        The fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was estimated using the following assumptions:

	Year ended December 31,
	2008	2007	2006
Volatility	65.5%	83.8%	121.0%
Risk-free interest rate	2.9%	4.5%	4.5%
Expected life (in years)	4.2	4.7	6.3
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.31	$0.57	$0.83

        Details of stock option transactions are as follows:

	Year ended December 31, 2008		Year ended December 31, 2007		Year ended December 31, 2006
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	6,239,517	$0.56	5,970,192	$0.52	6,497,387	$0.51
Granted	1,276,000	0.58	1,472,500	0.86	293,000	0.92
Exercised	(35,000)	0.27	(526,640)	0.49	(433,293)	0.48
Forfeited	(192,740)	0.73	(676,535)	0.97	(269,402)	0.64
Expired	(5,000)	0.27	—	—	(117,500)	0.70

Outstanding, end of year	7,282,777	$0.56	6,239,517	$0.56	5,970,192	$0.52

Options exercisable, end of year	5,619,735	$0.51	5,006,569	$0.49	5,289,618	$0.50

        The stock options expire at various dates through 2016.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Stock Option Plans: (Continued)

        As of December 31, 2008, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,846,066	$0.38	4.5	$540	3,846,066	$0.38	$540
$0.52-$0.69	1,722,454	$0.60	5.8	—	814,454	$0.59	—
$0.80-$0.99	1,678,833	$0.89	4.0	$—	923,791	$0.89	$—
$1.02-$4.84	35,424	$2.67	1.7	$—	35,424	$2.67	$—

	7,282,777	$0.56		$540	5,619,735	$0.51	$540

        Total unrecognized compensation cost relating to unvested stock options at December 31, 2008, prior to the consideration of expected forfeitures, is approximately $590,000 and is expected to be recognized over a weighted average period of 5.8 years.

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $12,000, $206,000 and $171,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2008, 2007 and 2006 was $9,450, $258,296 and $206,608 respectively.

        The Company recorded stock-based compensation amounting to $287,800, $321,600 and $298,040 for the years ended December 31, 2008, 2007 and 2006 respectively.

11. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Income for the year before provision for income taxes	$2,196,000	$2,726,000	$2,068,000

Computed expected tax expense	$769,000	$954,000	$724,000
Increase (reduction) in income tax expense resulting from:
State income taxes	66,000	82,000	62,000
Permanent differences	45,000	(144,000)	315,000
ITCs recovered	—	—	(128,000)
Other, including alternative minimum tax	(208,000)	35,000	(269,000)
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(551,000)	(876,000)	(796,000)

Provision for (recovery of) income taxes	$121,000	$51,000	$(92,000)

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

11. Income taxes: (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2008 and 2007 are presented below:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating losses carried forward	$1,373,000	$3,381,000
Deferred revenue	6,157,000	5,756,000
Reserves and other	1,312,000	420,000
Amortization	4,923,000	4,759,000

Total gross deferred tax assets	13,765,000	14,316,000
Less valuation allowance	(10,765,000)	(11,316,000)

Net deferred tax assets	$3,000,000	$3,000,000

Deferred income tax asset, current portion	$590,000	$500,000
Deferred income tax asset, long-term portion	2,410,000	2,500,000

	$3,000,000	$3,000,000

Deferred tax liabilities:
Indefinite life intangible assets	$(5,396,000)	$(5,396,000)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $10.8 million at December 31, 2008 and a valuation allowance in the amount of $11.3 million at December 31, 2007.

        At December 31, 2008 Tucows' unrecognized tax benefits amounted to $301,000, which if recognized would favorably affect the income tax rate in future periods. The increase from the prior year amount of $225,000 relates primarily to prior year Pennsylvania state franchise tax and the effects of foreign exchange.

        We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did not have any interest and penalties accrued as of January 1, 2007 and December 31, 2008.

        We believe it is reasonably possible that $301,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will review the Company's 2006 and 2007 research and development claim for the credits and the U.S. tax authorities will finalize their review of prior years taxes owing in Pennsylvania within that period.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

11. Income taxes: (Continued)

        The following is a reconciliation of Tucows's change in uncertain tax position under FIN 48:

Total Gross Unrecognized Tax Benefits
Balance as at December 31, 2007	$225,000
Increase in uncertain tax benefits of prior years	96,000
Foreign exchange	(20,000)

Balance as at December 31, 2008	$301,000

        As of December 31, 2008, the Company had approximately $3.6 million of losses available to reduce future years' U.S. taxable income which expire on various dates between 2020 and 2021. In order to utilize the total gross deferred tax assets, the Company would have to earn taxable income of approximately $36.2 million.

12. Other income, net:

        In connection with the sale of the Company's investment in Afilias, the Company recognized a gain on disposition of the first traunch in the amount of $3.1 million. Afilias have the right, contingent upon them having distributable reserves sufficient to complete the acquisition, to purchase the remaining 200,000 shares that the Company still owns in Afilias in two equal traunches in June 2009 and December 2009.

        Afilias has also paid dividends aggregating to $454,000 in Fiscal 2008 and $619,000 in Fiscal 2007. These dividends have been recorded as other income in the statement of operations.

        As part of the Company's decision to divest of non-strategic assets, in June and September 2008 the Company entered into definitive agreements with two purchasers to acquire the Company's web hosting end-user websites and customers. This resulted in our recording a gain on the sale of these customer relationships of $2.1 million.

        In 2002, we assigned to an unrelated third party, various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2008 we received an amount of $235,000. During the year ended December 31, 2006, we recognized $2.3 million in other income. This amount was fully paid to us during Fiscal 2007.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

13. Commitments and contingencies:

          (a)   The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next five years. Future minimum payments under these agreements are as follows:

2009	$2,206,000
2010	1,115,000
2011	706,000
2012	342,000
2013	57,000
Thereafter	—

          (b)   In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as at December 31, 2008 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position.

14. Fair value measurement:

        On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements which increase the consistency and the comparability of fair value measurements in financial statement disclosures. SFAS 157 applies in situations where other accounting pronouncements require or permit fair value measurements.

        SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The following table provides a summary of the fair values of the Company's derivative instruments measured at fair value on a recurring basis:

	December 31, 2008
	Fair Value Measurements Using
				Liabilities at Fair Value
	Level 1	Level 2	Level 3
Derivative instrument liability	$—	$1,974,919	$—	$1,974,919

Total Liabilities	$—	$1,974,919	$—	$1,974,919

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

14. Fair value measurement: (Continued)

        As the Company had no outstanding forward contracts at December 31, 2007, there was no fair value measurement at that date.

15. Subsequent events:

        (a)   On February 12, 2009 Tucows announced that it was commencing a modified "Dutch auction" tender offer to repurchase up to 4,000,000 shares of its common stock, representing approximately 5.5% of the Tucows' outstanding shares. The closing price of Tucows' common stock on the NYSE Amex on February 11, 2009 was $0.36 per share. The information agent for the offer was StockTrans, Inc. and the offer expired on Friday, March 13, 2009.

        Under the tender offer, Tucows shareholders had the opportunity to tender some or all of their shares at a price within the $0.36 to $0.45 per share price range. On Monday, March 23, 2009, the final results of the offer were announced and, as a result, Tucows purchased 4,185,690 shares of its common stock at a purchase price of $0.41 per share, for a total of $1,716,132. The purchase price was funded from available cash. The 4,185,690 shares purchased comprised the 4,000,000 shares Tucows offered to purchase in the offer and an additional 185,690 shares were purchased pursuant to Tucows right to purchase up to an additional 2 percent of its shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of March 23, 2009, Tucows has approximately 68,888,092 shares issued and outstanding.

        (b) On February 9, 2009, Tucows entered into an agreement with an unaffiliated third party for the sale of a portfolio of 2,553 domain names owned by Tucows (the "Portfolio"). The agreement provides that the third party purchaser will pay Tucows an aggregate of $1.0 million for the Portfolio, $900,000 of which was paid to Tucows in February 2009, $50,000 of which will be paid to Tucows on August 9, 2009 and $50,000 of which will be paid to Tucows on February 9, 2010. Tucows is subject to customary representations, warranties and covenants under the terms of the agreement. The agreement further provides that the purchaser will be entitled to purchase up to an additional $1.8 million of domain names from Tucows between the closing date and June 2010 on terms similar to those contained in the agreement.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

16. Supplemental information:

        (a)   The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31,
	2008	2007	2006
Traditional Domain Registration Services	$53,965,679	$49,080,725	$44,144,229
Domain Portfolio Services	4,897,903	5,611,628	1,393,366
Email Services	5,765,223	7,461,511	8,182,354
Retail Services	7,194,352	5,404,479	4,002,466
Other Services	6,644,723	7,079,853	7,307,075

	$78,467,880	$74,638,196	$65,029,490

        During the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 10% of total revenue. As at December 31, 2008, two customers accounted for 20% of accounts receivable, as at December 31, 2007, one customer accounted for 15% of accounts receivable, while as at December 31, 2006, one customer accounted for 13% of accounts receivable.

        (b)   The following is a summary of the Company's cost of revenues from each significant revenue stream:

	2008	2007	2006
Traditional Domain Registration Services	$42,854,184	$36,672,360	$31,571,188
Domain Portfolio Services	716,627	590,223	169,892
Email Services	340,048	784,824	1,041,680
Retail Services	2,272,532	1,776,844	1,598,239
Other Services	1,659,089	1,659,995	1,528,681
Network, other costs	6,771,556	7,258,669	5,625,283
Network, depreciation and amortization costs	3,073,649	4,041,156	2,962,904

	$57,687,685	$52,784,071	$44,497,867

        (c)   The following is a summary of the Company's property and equipment by geographic region:

	Year ended December 31,
	2008	2007	2006
Canada	$2,292,358	$2,706,810	$2,521,328
United States	752,274	2,194,624	3,045,236
United Kingdom	28,326	61,877	80,968

	$3,072,958	$4,963,311	$5,647,532

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

16. Supplemental information: (Continued)

        (d)   The following is a summary of the Company's amortizable intangible assets by geographic region:

	Year ended December 31,
	2008	2007	2006
Canada	$5,575,884	$7,350,740	$3,584,516
United States	403,200	576,000	769,920

	$5,979,084	$7,926,740	$4,354,436

        (e)   The following is a summary of the Company's deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2008	2007	2006
Canada	$3,000,000	$3,000,000	$3,000,000

	$3,000,000	$3,000,000	$3,000,000

        (f)    Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts
2008	$95,000	30,000	$—	$125,000
2007	$147,500	$(52,500)	$—	$95,000
2006	$51,250	$96,250	$—	$147,500
Valuation allowance for deferred tax asset:
2008	$11,316,000	$(866,000)	$—	$10,450,000
2007	$14,113,000	$(2,797,000)	$—	$11,316,000
2006	$15,175,000	$(1,062,000)	$—	$14,113,000

EXHIBIT INDEX

Exhibit Number		Description
2.1		Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
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
10.1		2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
10.2	*
Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.3	*
Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).
10.4
Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).
10.5
Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.6	*
Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).
10.7
Registrar Accreditation Agreement, effective as of June 25, 2005, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.12 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.8
Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).
10.9
Software and Services Agreement, dated March 20, 2007, by and between Tucows Inc. and Nitido Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' report on Form 10-Q/A, as filed with the SEC on May 23, 2007).

Exhibit Number		Description
10.10		Asset Sale Agreement, dated as of June 14, 2007, by and among Tucows.com Co, Tucows Domain Holdings Co., Mailbank Nova Scotia Co. and Internet REIT, Inc. (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on June 20, 2007).
10.11
Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.12
Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.13
Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
10.14
Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
21.1	#	Subsidiaries of Tucows Inc.
23.1	#	Consent of KPMG LLP.
31.1	#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2	#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1	#	Chief Executive Officer's Section 1350 Certification.
32.2	#	Chief Financial Officer's Section 1350 Certification.

*
Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCOWS INC.
By:	/s/ ELLIOT NOSS Name: Elliot Noss Title: Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2009
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2009
/s/ STANLEY STERN Stanley Stern	Director	March 27, 2009
/s/ EUGENE FIUME Eugene Fiume	Director	March 27, 2009
/s/ EREZ GISSIN Erez Gissin	Director	March 27, 2009
/s/ LLOYD N. MORRISETT Lloyd N. Morrisett	Director	March 27, 2009
/s/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 27, 2009
/s/ ALLEN KARP Allen Karp	Director	March 27, 2009
/s/ JOICHI ITO Joichi Ito	Director	March 27, 2009