Form 10-Q
period 2009-03-31
TUCOWS INC /PA/
filed 2009-05-15
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of May 14, 2009, there were 68,903,392 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,002,743	$5,427,467
Accounts receivable, net of allowance for doubtful accounts of $125,000 as of March 31, 2009 and $125,000 as of December 31, 2008	3,717,355	3,200,362
Prepaid expenses and deposits	2,852,611	2,274,043
Prepaid domain name registry and ancillary services fees, current portion	31,016,360	29,212,610
Deferred tax asset, current portion	590,000	590,000
Total current assets	42,179,069	40,704,482

Prepaid domain name registry and ancillary services fees, long-term portion	12,177,620	11,855,971
Property and equipment	2,571,889	3,072,958
Deferred financing charges	68,100	78,500
Deferred tax asset, long-term portion	2,410,000	2,410,000
Intangible assets (note 4)	19,822,184	20,206,996
Goodwill	17,990,807	17,990,807
Investment	200,000	200,000
Total assets	$97,419,669	$96,519,714

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,448,814	$1,633,830
Accrued liabilities	2,130,796	2,000,146
Customer deposits	3,009,739	3,319,241
Derivative instrument liability	1,889,576	1,974,919
Loan payable, current portion (note 5)	2,624,242	2,624,242
Deferred revenue, current portion	40,129,171	37,985,821
Accreditation fees payable, current portion	585,514	510,548
Income taxes payable (note 7)	83,305	—
Total current liabilities	51,901,157	50,048,747

Deferred revenue, long-term portion	16,521,830	16,201,804
Accreditation fees payable, long-term portion	191,015	187,374
Loan payable, long-term portion (note 5)	2,756,564	3,235,125
Deferred tax liability, long-term portion	5,396,000	5,396,000

Stockholders’ equity (note 11)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 68,888,092 shares issued and outstanding as of March 31, 2009 and 73,073,782 shares issued and outstanding as of December 31, 2008	14,361,220	15,198,358
Additional paid-in capital	47,789,835	48,714,676
Deficit	(41,497,952)	(42,462,370)
Total stockholders’ equity	20,653,103	21,450,664
Total liabilities and stockholders’ equity	$97,419,669	$96,519,714

See accompanying notes to unaudited consolidated financial statements

Subsequent events (note 14).

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2009	2008

Net revenues	$20,091,424	$18,711,207

Cost of revenues:
Cost of revenues (*)	13,785,398	13,149,932
Depreciation of property and equipment	452,709	825,837
Amortization of intangible assets	29,199	73,457
Total cost of revenues	14,267,306	14,049,226

Gross profit	5,824,118	4,661,981

Expenses:
Sales and marketing (*)	1,353,176	1,696,132
Technical operations and development (*)	1,104,139	1,565,854
General and administrative (*)	1,869,896	1,539,432
Depreciation of property and equipment	86,405	61,070
Amortization of intangible assets	360,540	385,161
(Gain)/loss on change in fair value of forward contracts	(85,343)	255,433
Total expenses	4,688,813	5,503,082

Income (loss) from operations	1,135,305	(841,101)

Other income (expenses):
Interest income (expense), net	(63,462)	(209,984)
Total other income (expenses)	(63,462)	(209,984)

Income (loss) before provision for income taxes	1,071,843	(1,051,085)

Income tax expense (note 7)	107,425	31,134
Net income (loss) for the period	$964,418	$(1,082,219)

Basic earnings (loss) per common share (note 8)	$0.01	$(0.01)

Shares used in computing basic earnings (loss) per common share (note 8)	72,655,213	73,888,542

Diluted earnings (loss) per common share (note 8)	$0.01	$(0.01)

Shares used in computing diluted earnings (loss) per common share (note 8)	72,657,604	73,888,542

(*) Stock-based compensation has been included in operating expenses as follows:
Cost of revenues	$5,000	$4,300
Sales and marketing	$14,900	$18,300
Technical operations and development	$10,600	$20,700
General and administrative	$18,700	$28,900

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities:
Net income for the period	$964,418	$(1,082,219)
Items not involving cash:
Depreciation of property and equipment	539,114	886,907
Amortization of deferred financing charges	10,400	13,500
Amortization of intangible assets	389,739	458,618
Gain on sale of customer relationships	—	—
Disposal of domain names	973	—
Unrealized change in the fair value of forward contracts	(85,343)	255,433
Stock-based compensation	49,200	72,200
Change in non-cash operating working capital:
Accounts receivable	(516,993)	(66,120)
Prepaid expenses and deposits	(578,568)	139,689
Prepaid domain name registry and ancillary services fees	(2,125,399)	(2,530,601)
Accounts payable	(180,821)	(433,827)
Accrued liabilities	128,773	(529,247)
Customer deposits	(309,502)	(100,590)
Deferred revenue	2,463,376	2,978,934
Accreditation fees payable	78,607	56,816
Income taxes payable	85,182	(2,591)

Net cash provided by operating activities	913,156	116,902

Financing activities:
Repurchase of shares	(1,811,179)	—
Repayment of loan payable	(478,561)	(478,560)

Net cash used in financing activities	(2,289,740)	(478,560)

Investing activities:
Cost of domain names acquired	(5,900)	(6,420)
Additions to property and equipment	(42,240)	(211,531)
Decrease in cash held in escrow	—	(7,399)
Net cash used in investing activities	(48,140)	(225,350)

Decrease in cash and cash equivalents	(1,424,724)	(587,008)

Cash and cash equivalents, beginning of period	5,427,467	8,093,476
Cash and cash equivalents, end of period	$4,002,743	$7,506,468

Supplemental cash flow information:
Interest paid	$65,521	$259,337

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$2,784	$764,972

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates and email through its distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have offices in the United Kingdom and the United States.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2009 and the results of operations and cash flows for the interim periods ended March 31, 2009 and 2008. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008 included in Tucows’ 2008 Annual Report on Form 10-K filed with the SEC on March 27, 2009.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

In December 2007, FASB issued SFAS 141R, Business Combinations. The statement will require all business acquisitions to be measured at fair value, the existing definition of a business would be expanded, pre-acquisition contingencies would be measured at fair value, most acquisition-related costs would be recognized as expenses as incurred as well as other changes. The statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.

In December 2007, FASB issued SFAS 160, Non-controlling Interests in Financial Statements. The statement will improve the relevance, comparability and transparency of the financial information that a reporting Company provides in its financial statements by establishing new accounting and reporting standards. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement enhances disclosures regarding an entity’s derivative and hedging activities. This statement is effective for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.

In May 2008, FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts. This statement is geared towards removing inconsistencies in the recognition and measurement of claim liabilities. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 163 on January 1, 2009, and the adoption had no impact on the Company’s financial statements or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In June 2008, the SEC announced that it has approved a one-year extension of the compliance date for smaller public companies to meet the Section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act. As a result, the Company will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 31, 2009.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS No. 107-1 and APB Opinion No. 28-1), which amends SFAS No. 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP SFAS No. 107-1 and APB Opinion No. 28-1 is effective for interim reporting periods ending after June 15, 2009. This FSP will be adopted by the Company for the quarter ended June 30, 2009.

4. INTANGIBLE ASSETS:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, with the exception of the surname and direct navigation domain names that have been determined to have an indefinite life.

A summary of acquired intangible assets for the three months ended March31, 2009 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2008	$441,724	$853,860	$4,683,500	$12,131,502	$2,096,410	$20,206,996
Purchase of domain names	—	—	—	4,800	1,100	5,900
Sale of domain names	—	—	—	(973)	—	(973)
Amortization expense	(29,199)	(41,760)	(318,780)	—	—	(389,739)
Net book value, March 31, 2009	$412,525	$812,100	$4,364,720	$12,135,329	$2,097,510	$19,822,184

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9.6 million with a Canadian chartered bank to finance the purchase of Innerwise, Inc. in July 2007. As of March 31, 2009, the Company continued to comply with all covenants of the credit facility, and effective February 23, 2009, the Company agreed to amend the interest rate payable from the bank’s US Base rate plus 0.50% per annum to the bank’s US Base rate plus 1.50% per annum. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is five years. Tucows may prepay this loan in full or in part without any premium or penalty. The credit facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the credit facility may limit the amount of our capital expenditures. The credit facility is collateralized by a first lien on, and pledge of, the majority of the combined Company’s present and future property and assets (subject to certain exclusions).

Pursuant to the terms of the facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as equal monthly capital repayments of approximately $160,000. Based on the assessment of the audited results for its 2008 fiscal year, the Company made a cash sweep payment for Fiscal 2009 amounted to $0.7 million which amount was paid on May 1, 2009.  For its 2007 fiscal year, the cash sweep payment was $1.0 million, which was paid in May 2008.  As the cash sweep payment for the fiscal year ended December 31, 2009 has not been determined, no such amount has been classified as a current liability for this period.

Principal loan repayments are as follows:

Current portion:
April 2009 – March 2010	$2,624,242
Long-term portion:
April 2010 – March 2011	$1,914,242
April 2011 – September 2011	$842,322
Long-term portion	2,756,564

Total Loan Payable	$5,380,806

6 DERIVATIVE INSTRUMENT LIABILITY:

On September 29, 2008, the Company entered into a series of forward plus contracts to hedge a portion of the Company’s expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$9 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis through September 2009. On each currency option transaction expiry date, being the end of each semi-monthly period through to maturity in September 2009, provided that the limit rate (US$1.00: Cdn$ 1.09) has not been reached during such period, the Company will sell US$500,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$1.00: Cdn$ 1.02, whichever is more beneficial. Should the limit rate be reached during the semi-monthly period before the expiration date of each contract, then the contract will be fixed at the base rate of US$1.00: Cdn$1.02 for delivery on its value dates.

On October 10, 2008, the Company entered into a series of foreign exchange forward contracts designed to meet estimated Canadian dollar needs for its 2009 fiscal year. These contracts, collectively, have a notional value of US$12 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from January 2009 to December 2009 at foreign exchange rates varying from US$1.00: Cdn$1.1560 to US$1.00: Cdn$1.1670.

On March 30, 2009, the Company entered into a series of foreign exchange forward contracts to begin to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$6 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from January 2010 to June 2010 at a foreign exchange rate of US$1.00: Cdn$1.2442.

The Company does not apply hedge accounting, and therefore, for the three months ended March 31, 2009, the Company recorded a gain of $85,343 in the fair value of forward contracts in its consolidated statements of operations. For the three months ended March 31, 2008, the Company recorded a loss on forward contracts of $255,433. As of March 31, 2009, the Company has outstanding forward exchange contracts with a notional value of $21 million.

7. INCOME TAXES

For the three months ended March 31, 2009, the Company recorded a current tax expense of $107,000 on income before income taxes of $1.1 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company. Comparatively, for the three months ended March 31, 2008, the Company recorded an income tax expense of $31,000 before income taxes of $1.1 million primarily related to our estimate for federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

As of December 31, 2008, the Company recorded a valuation allowance of $10.8 million and a net deferred tax asset of $3.0 million. The net deferred tax asset has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets of $0.6 million and non-current deferred tax assets of $2.4 million as at December 31, 2008. No significant changes have occurred during the three month period ended March 31, 2009.

The Company analyzes the carrying value of its deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business.

During the three months ended March 31, 2009, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company follows the provisions of Financial Accounting Standards Board (FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), in accounting for income tax exposures.  The application of this interpretation requires a two-step accounting process that separates recognition of uncertain tax benefits from measurement thereof.

Tucows had approximately $301,000 of gross unrecognized tax benefit as of December 31, 2008 and $293,000 of gross unrecognized tax benefit as of March 31, 2009, which if recognized, would favorably affect its income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits in Canada earned during its 2006 and 2007 fiscal years and certain state tax exposures from prior periods. The unrecognized tax benefit for its 2008 fiscal year for the research and development claim is expected to be insignificant. During the three months ended March 31, 2009, the Company did not recognize any new uncertain tax positions and did not recognize any increase or decrease to reserves for uncertain tax positions. Changes to the Company’s uncertain tax benefits relate solely to foreign exchange fluctuations.

The Company recognizes accrued interest and penalties to unrecognized tax benefit as a tax expense. The Company has not accrued any interest or penalties as of December 31, 2008 and March 31, 2009. The Company believe it is reasonably possible that $293,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of the Company’s 2006 and 2007 research and development claim for the credits, and that the state tax matters will also be settled, within that period.

8. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares outstanding during each period. Diluted earnings per share has been calculated by dividing net income for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common shares equivalents or the proceeds of option exercises.

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Numerator for basic and diluted earnings per common share:
Income (loss) for the period	$964,418	$(1,082,219)
Denominator for basic and diluted earnings (loss) per common share:
Basic weighted average number of common shares outstanding	72,655,213	73,888,542
Effect of outstanding stock options	2,391	—
Diluted weighted average number of shares outstanding	72,657,604	73,888,542
Basic earnings per common share	$0.01	$(0.01)
Diluted earnings per common share	$0.01	$(0.01)

For the three months ended March 31, 2008, 3,528,513 potentially dilutive common shares outstanding during that period were not included in the computation of diluted loss per common share. Of these options, 1,668,798 were not included, as to do so would have been anti-dilutive, and 1,859,715 were not included as the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 7,169,669 common shares were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2009 to 2016 were still outstanding at March 31, 2009.

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2009	2008

Traditional Domain Registration Services	$14,156,223	$12,871,315
Domain Portfolio Services	1,910,833	905,417
Email Services	1,121,935	1,574,709
Retail Services	1,300,584	1,640,635
Other Services	1,601,849	1,719,131
	$20,091,424	$18,711,207

No customer accounted for more than 10% of revenue for the three months ended March 31, 2009 or the three months ended March 31, 2008. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of March 31, 2009, no customer accounted for more than 10% of accounts receivable. As of March 31, 2008, one customer accounted for more than 10% of accounts receivable.

(b)                                The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2009	2008

Traditional Domain Registration Services	$11,354,762	$9,935,539
Domain Portfolio Services	185,554	178,307
Email Services	179,918	107,278
Retail Services	513,210	566,786
Other Services	395,592	412,294
Network, other costs	1,156,362	1,949,728
Network, depreciation and amortization costs	481,908	899,294
	$14,267,306	$14,049,226

(c)                                 The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2009	December 31, 2008

Canada	$1,889,650	$2,292,358
United States	662,494	752,274
United Kingdom	19,745	28,326
	$2,571,889	$3,072,958

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2009 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2009:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Repurchase and retirement of shares	(4,185,690)	(837,138)	(974,041)	—	(1,811,179)
Stock-based compensation	—	—	49,200	—	49,200
Net income for the period	—	—	—	964,418	964,418
Balances, March 31, 2009	68,888,092	$14,361,220	$47,789,835	$(41,497,952)	$20,653,103

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2008:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Stock-based compensation	—	—	72,200	—	72,200
Net loss for the period	—	—	—	(1,082,219)	(1,082,219)
Balances, March 31, 2008	73,888,542	$15,350,915	$48,609,513	$(45,619,398)	$18,341,030

On March 23, 2009 the Company announced that it successfully concluded a modified “Dutch Auction Tender Offer” that was previously announced on February 12, 2009. Under the terms of the offer, the Company repurchased an aggregate of 4,185,690 shares of its common stock at a purchase price of $0.41 per share, for a total of $1,716,132.90, excluding transaction costs of $95,046. The purchase price was funded from available cash. Of the 4,185,690 shares purchased, 4,000,000 were shares the Company offered to purchase in the offer and 185,690 where shares purchased pursuant to the Company’s right to purchase up to an additional 2%of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of March 23, 2009, the Company had 68,888,092 shares issued and outstanding, as all shares repurchased were immediately retired.

On May 6, 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. To date, the Company has repurchased 849,760 shares under this repurchase program.

12. SHARE-BASED PAYMENTS

The Company’s 1996 Stock Option Plan (the “1996 Plan”) was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the 1996 Plan was 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the Plan vest over a four-year period. The 1996 Plan expired on February 25, 2006; no options were issued from this plan after that date.

On November 22, 2006, the Shareholders of the Company approved the implementation of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which serves as a successor to the 1996 Plan. The Company’s 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the 2006 Plan is 5,000,000 shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123R and Staff Accounting Bulletin No. 107, “Share-based payment” (“SAB 107”). Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company’s common shares. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of our common shares at the date of grant.

No stock options were granted during the three months ended March 31, 2009.

The fair value of stock options granted during the three months ended March 31, 2008 was estimated using the following assumptions:

Three months ended March 31, 2008
Volatility	72.2%
Risk-free interest rate	2.4%
Expected life (in years)	4.75
Dividend yield	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.41

Details of stock option transactions are as follows:

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,282,777	$0.56	6,239,517	$0.56
Granted	—	—	100,000	0.69
Exercised	—	—	—	—
Forfeited	(155,718)	0.53	(69,874)	0.81
Expired	(1,500)	3.75	—	—
Outstanding, end of period	7,125,559	$0.56	6,269,643	$0.55
Options exercisable, end of period	5,763,923	$0.52	5,299,195	$0.51

The stock options expire at various dates through 2016.

As of March 31, 2009, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding
			Weighted		Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,768,889	$0.38	4.3	$250	3,768,889	$0.38	$250
$0.52-$0.69	1,670,454	$0.60	5.6	—	801,954	$0.59	—
$0.80-$0.99	1,652,292	$0.87	3.7	$—	1,159,156	$0.88	$—
$1.02-$4.84	33,924	$2.62	1.5	$—	33,924	$2.62	$—
	7,125,559	$0.56		$250	5,763,923	$0.52	$250

Total unrecognized compensation cost relating to unvested stock options at March 31, 2009, prior to the consideration of expected forfeitures, was approximately $519,000 and is expected to be recognized over a weighted average period of 5.7 years.

The Company recorded stock-based compensation of $49,200 and $72,200 for the three months ended March 31, 2009 and 2008, respectively.

The Company has not capitalized any share-based compensation expense as part of the cost of an asset.

13. FAIR VALUE MEASUREMENT

SFAS No. 157 “Fair Value Measurements” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides a summary of the fair values of the Company’s liabilities measured at fair value on a recurring basis:

	March 31, 2009
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Forward Plus Contracts	$—	$1,889,576	$—	$1,889,576
Total Liabilities	$—	$1,889,576	$—	$1,889,576

14. SUBSEQUENT EVENTS

On April 1, 2009, the Company entered into a series of foreign exchange forward contracts to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$3 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from July 2010 to September 2010 at a foreign exchange rate of US$1.00: Cdn$1.2447.

On November 4, 2008, Tucows (Delaware) Inc. (“Tucows DE”), a wholly owned subsidiary of the Company entered into a stock redemption agreement with Afilias Limited (“Afilias”), whereby Tucows DE sold its 353,722 Class A ordinary shares of Afilias to Afilias, for an aggregate purchase price of $7,502,444, or $21.21 per share, less one-half of the stamp duty required to be paid under Irish law, which duty amounted to $37,512.  Pursuant to the terms of the agreement, Afilias redeemed 153,722 shares during November 2008 and, contingent on Afilias having sufficient distributable reserves, will acquire the remaining 200,000 shares in two equal installments, one on or before June 30, 2009 (the “Second Closing”) and one on or before December 31, 2009 (“the Third Closing”).

During April 2009 Afilias completed the Second Closing and redeemed an additional 100,000 shares for an aggregate price of $2.1 million. The $2.0 million gain on disposition of this portion of the Afilias investment will be accounted for during the three months ending June 30, 2009.

15. RECLASSIFICATION

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; the potential impact of current and pending claims on our business; our expectation regarding fluctuations in certain expense and cost categories; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues; and our belief that the actions we have taken have positioned the Company for long-term growth. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

Our primary distribution channel is a global distribution network of more than 9,000 resellers, in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal.  We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

We believe that the underlying platforms for our services are one of the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users.

Our services are supplied through four service group:

Our Reseller Services group, OpenSRS, manages over eight million domain names, millions of mailboxes and tens of thousands of digital certificates through a network of over 9,000 web hosts, ISPs, and other resellers around the world.

Our Retail Services group, Hover, offers these services to consumers and small businesses.

Our Domain Portfolio group, YummyNames, manages tens of thousands of domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the Domain Portfolio are over 30,000 domains that are the basis of our Personal Names Service that allows over two-thirds of Americans to purchase a domain or email address based on their name.

Additionally, our Content group, Butterscotch.com, generates advertising revenue through several sites including tucows.com, one of the oldest and most popular software download sites on the Internet.

We periodically acquire companies or technology when we determine that the related products or technology are strategic or complementary to our current or future service offerings, as opportunities arise. For example:

•                  On July 25, 2007, we acquired Innerwise, Inc., a privately held, Internet Corporation for Assigned Names and Numbers (“ICANN”) -accredited registrar offering domain services through a worldwide wholesale affiliate network.

•                  On June 19, 2006, we acquired Mailbank.com, Inc. (doing business as NetIdentity). We use these assets to offer personalized Internet services directly to end-users through Hover, and to resellers through OpenSRS’ Personal Names Service, as well as to generate income from the parked page of each domain address. To expand our presence in the email market, on January 3, 2006, we acquired all of the Hosted Messaging assets of Critical Path, Inc.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage over nine million domains.

Net Revenues

We generate net revenues primarily through the provision of domain registration and other Internet services. Additional revenue is generated from the sale of domain names, advertising and other services. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies we categorize our revenue as follows:

Traditional Domain Registration Services

Historically, traditional domain registration has been the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names through our global reseller distribution network. We also provide resellers with the ability to sell personal names. This service allows resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names. In addition, traditional domain registration fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services, and allowing us to add to our domain portfolio by purchasing names registered through us once they expire.

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

As of March 31, 2009, we offer registration services for the gTLDs.com, .net, .org, .info, .name, .biz, .tel, ..mobi and .asia and for the country code top-level domains, or ccTLDs. at, .be, ..ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .it, .li, .me, .mx .nl, .tv, .uk, and .us.

With respect to the sale of domain registrations, we earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service, or billed revenue, is received at the time of activation of service. All fees received in connection with domain name registration are non-refundable, and where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

Domain Portfolio Services

We derive revenue from our portfolio of domain names by making them available as part of our pay-per-click advertising or parked pages program and by making them available for sale or lease. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into the command line of the browser (direct navigation), they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of the links listed on a web page, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click results. Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business, and management believes that deriving proceeds from the sale is strategically more beneficial to the Company. Portfolio names that have been acquired from third-parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet. In addition, we also offer the same services to our customers, allowing them to make available names registered by them for monetization on a similar basis. For customer names, we earn a referral fee for premium names or names sold or leased, and participate on a revenue share basis for names offered through our pay-per-click advertising program.

We recognize revenue from these services, net of any fees payable to resellers or customers, immediately upon completion of the service or in the case of advertising from direct navigation, on a monthly basis once the advertising has been served.

Email Services

We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account per month basis, and provides resellers with a reliable, scalable “white label” email hosting solution that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured multi language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 2GB of email storage.

We earn fees for email services when they are activated. Email services are generally purchased monthly and at month-end, are either deducted, on a pre-authorized basis, from reseller’s deposit account or are invoiced.

Retail Services

We generate revenues from the provisioning and management of Internet services, on a retail basis, to consumers and small businesses through our Hover.com website. These services include domain registration and other Internet services such as email and personalized email through our portfolio of surname-based domain names, as well as an easy-to-use interface that allows users to connect domain names to websites and email addresses through a unique DNS forwarding system. Depending on the service offered, we typically receive standard fees for our services, which such fees are published on our website.

Our customers generally purchase services for terms of one to ten years, with a majority of services purchased for a one-year term.  Certain services are also offered on a monthly basis. Payments for the full term of all services, or billed revenue, are received at the time of service activation and, where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during quarterly and annual periods.

Other Services

Our other Internet services currently consist of digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users.

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

Butterscotch.com derives revenue from banner and text advertising on the site, as well as video advertising and product placement within the videos that make up the bulk of the site. In addition, revenue is earned through custom video production for technology manufacturers and Internet services customers.

Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that we do not meet the minimum number of impressions post-presentation that we guarantee to customers, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Custom video production revenue is recognized on acceptance of the completed video by the customer.

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

Other than the adoption of SFAS No. 141R, SFAS No. 160, SFAS No. 161 and SFAS No. 163 which are set forth in Note 3 above, during the three months ended March 31, 2009, there have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2009	2008

Traditional Domain Registration Services	$14,156,223	$12,871,315
Domain Portfolio Services	1,910,833	905,417
Email Services	1,121,935	1,574,709
Retail Services	1,300,584	1,640,635
Other Services	1,601,849	1,719,131
	$20,091,424	$18,711,207
Increase over prior period	$1,380,217
Increase - percentage	7%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2009	2008

Traditional Domain Registration Services	70%	69%
Domain Portfolio Services	10%	5%
Email Services	6%	8%
Retail Services	6%	9%
Other Services	8%	9%
	100%	100%

Total net revenues for the three months ended March 31, 2009 increased by $1.4 million, or 7%, to $20.1 million from $18.7 million for the three months ended March 31, 2008.

Deferred revenue from domain name registrations and other Internet services at March 31, 2009 increased to $56.7 million from $53.6 million at March 31, 2008.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2009 and at March 31, 2009, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Traditional Domain Registration Services

Net revenues from traditional domain registration services for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 increased by $1.3 million, or 10%, to $14.2 million. These increases were primarily a result of increased volumes from new and existing customers.

Our ongoing initiatives to improve our competitive position in the rapidly evolving and competitive internet services marketplace have contributed to the decline in our average selling price and have adversely impacted our revenue and profitability in the short term. While we believe that the steps we have taken have positioned the Company for longer term growth, we cannot be assured that the emerging trends will continue to result in increased volumes, which would adversely impact our revenues and profitability.

During the three months ended March 31, 2009, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 1.8 million as compared to the three months ended March 31, 2008. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage. As of March 31, 2009, the total domain names under our management increased by 1.2 million to 7.9 million, as compared to the total domain names under our management as of March 31, 2008. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of March 31, 2009, we managed an additional 1.5 million domain names on behalf of other accredited registrars, as compared to an additional 1.1 million managed for accredited registrars as of March 31, 2008.

Domain Portfolio Services

Net revenues from our domain portfolio services for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 increased by $1.0 million, or 111%, to $1.9 million.

This increase resulted from a $1.2 million increase in the sale of names from our portfolio of domain names during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was partially offset by a decrease of $0.2 million in revenue from the delivery of third-party advertisements on parked pages and auction revenue during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase in the sale of names from our portfolio of domain names was primarily due to the sale of a portfolio of 2,553 domain names to an unrelated third party on February 2, 2009 for an aggregate payment of $1.0 million, $0.9 million of which was recognized during the three months ended March 31, 2009. The remaining $0.1 million will be recognized when it is paid in two equal installments on August 9, 2009 and February 9, 2010. Under this sales agreement, the purchaser is entitled to purchase up to an additional $1.8 million of domain names from us at any time before June 2010 on terms similar to this sale.

Email Services

Net revenues from email services for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 decreased by $0.5 million, or 29%, to $1.1 million.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 the decrease in email service revenue is primarily attributable to two factors;

(a)           our decision to eliminate certain enterprise customers acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplace, and

(b)           certain of our email customers, who are media portal companies and for whom email is only a small component of their overall service offerings, have chosen to include their email services as part of larger supply contracts for competitive and cost control reasons. Our original expectation was that these companies would have completed their migrations by March 2009. One of these customers has modified its migration plans and are now only expected to migrate off our hosted email platform during the three months ending September 30, 2009. If our efforts to market our email service to new customers are not successful in offsetting these customer losses, it is likely that the loss of these customers will have a material impact on our results of operations for email services for the fiscal year ended December 31, 2009.

Retail Services

Net revenues from retail services for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 decreased by $0.3 million, or 21%, to $1.3 million.

The primary contributor to this decrease was the impact that sale of our retail hosting assets during Fiscal 2008 had on the current quarter.

Other Services

Other services currently include revenue from digital certificates, billing, provisioning and customer care software solutions, blogware and website building tools, or other internet services, which are used by our resellers to create bundles of Internet services for their end-users and content. Other revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 decreased by $0.1 million, or 7%, to $1.6 million. This decrease was primarily due to a decline in content revenue, which primarily reflects the contraction in the yields from our syndicated Google feeds, and decreased revenue from our Author Resource Center.

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

Email Services

Cost of revenues for email services are payable to third-party providers for licensing and royalty costs related to the provision of certain components of our email services. Fees payable for these components are included in the cost of revenues in the month they are incurred.

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

The following table presents our cost of revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2009	2008

Traditional Domain Registration Services	$11,354,762	$9,935,539
Domain Portfolio Services	185,554	178,307
Email Services	179,918	107,278
Retail Services	513,210	566,786
Other Services	395,592	412,294
Network, other costs	1,156,362	1,949,728
Network, depreciation and amortization costs	481,908	899,294
	$14,267,306	$14,049,226
Increase over prior period	$218,080
Increase - percentage	2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Three months ended March 31,
	2009	2008

Traditional Domain Registration Services	80%	71%
Domain Portfolio Services	1%	1%
Email Services	1%	1%
Retail Services	4%	4%
Other Services	3%	3%
Network, other costs	8%	14%
Network, depreciation and amortization costs	3%	6%
	100%	100%

Cost of revenues for the three months ended March 31, 2009 increased by $0.2 million, or 2%, to $14.3 million from $14.1 million for the three months ended March 31, 2008. Costs for traditional domain registration and retail services increased by $1.3 million largely as a result of higher domain registration volumes and increases in registration fees paid to the registries that were implemented in October 2007 and October 2008. In addition, licensing and royalty costs payable to third-party service providers for email services increased by $0.1 million. These increases were offset by a decrease of $1.2 million in network costs.

Network costs before depreciation and amortization for the three months ended March 31, 2009 decreased by $0.8 million, or 41%, to $1.2 million, primarily as a result of lower bandwidth, support contract and workforce costs attributable to the closure and relocation of certain of our co-location facilities during September 2008. Network depreciation and amortization costs for the three months ended March 31, 2009 decreased by $0.4 million, or 47%, to $0.5 million, primarily as a result of certain of our older computer hardware being fully depreciated and not requiring replacement.

Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, Mailbank.com Inc. in June 2006 and It’s Your Domain (“IYD”) in July 2007.

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

Prepaid domain registration and other Internet services fees as of March 31, 2009 increased by $4.4 million, or 11%, to $43.2 million from $38.8 million at March 31, 2008.

We expect network costs to decrease for the fiscal year ending December 31, 2009 compared to the 2008 fiscal year as we realize the benefits from completing the consolidation of some of the multiple systems we support, thereby reducing our overall footprint at our data centers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2009	2008

Sales and marketing	$1,353,176	$1,696,132
(Decrease)/increase over prior period	$(342,956)
(Decrease)/increase - percentage	(20)%
Percentage of net revenues	7%	9%

Sales and marketing expenses for the three months ended March 31, 2009 decreased by $0.3 million, or 20%, to $1.4 million from $1.7 million for the three months ended March 31, 2008.  This decrease was primarily due to lower workforce costs that are a result of the restructuring we undertook in November 2008. This decrease was partially offset by an increase in marketing and travel related costs of $0.1 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2008.

We expect sales and marketing expenses will increase slightly, in absolute dollars, as we adjust our marketing programs and sales and customer support strategies to meet future opportunities in the marketplace.

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

	Three months ended March 31,
	2009	2008

Technical operations and development	$1,104,139	$1,565,854
Decrease over prior period	$(461,715)
Decrease - percentage	(29)%
Percentage of net revenues	5%	8%

Technical operations and development expenses for the three months ended March 31, 2009 decreased by $0.5 million, or 29%, to $1.1 million compared to $1.6 million during the three months ended March 31, 2008.

This decrease for the three months ended March 31, 2009 resulted from a decrease of $0.5 million in workforce-related costs, including contract and outside service costs, that was primarily a result of the restructuring we undertook in November 2008.

We expect technical operations and development expenses to increase slightly, in absolute dollars, as our business continues to grow and as we further develop our applications and services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended March 31,
	2009	2008

General and administrative	$1,869,896	$1,539,432
Increase over prior period	$330,464
Increase - percentage	21%
Percentage of net revenues	9%	8%

General and administrative expenses for the three months ended March 31, 2009 increased by $0.3 million, or 21%, to $1.9 million compared to $1.5 million for the three months ended March 31, 2008.

This increase primarily resulted from recording a foreign exchange loss of $0.8 million during the three months ended March 31, 2009 as compared to a foreign exchange gain of $0.1 million during the three months ended March 31, 2008. The $0.1 million increase was primarily due to the impact of translating our non-U.S. dollars to our functional currency of U.S. dollars, primarily the Canadian dollar which has significantly weakened relative to the U.S. dollar compared to the three months ended March 31, 2008. This increase was partially offset by a decrease in workforce costs of $0.1 million, a decrease in net bank charges of $0.2 million as a result of our initiative introduced in January 2009 to recover payment processing fees and a reduction of professional fees, telephone, investor and public relations costs of $0.3 million during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2009	2008
Depreciation of property and equipment	$86,405	$61,070
Increase over prior period	$25,335
Increase - percentage	41%

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2009	2008

Amortization of intangible assets	$360,540	$385,161
Increase over prior period	$(24,621)
Increase - percentage	(6)%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, the acquisition of the Hosted Messaging Assets of Critical Path Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of IYD in July 2007.

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

LOSS (GAIN) IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

Although our functional currency is the U.S. dollar, a major portion of our fixed expenses are incurred in Canadian dollars. Our goal with regard to foreign currency exposure is, to the extent possible, to achieve operational cost certainty and manage financial exposure to certain foreign exchange fluctuations to neutralize some of the impact of foreign currency exchange movements. Accordingly, we enter into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations.

	Three months ended March 31,
	2009	2008

Gain/(loss) on change in fair value of forward contracts	$(85,343)	$255,433
Increase over prior period	$(340,776)

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through June 2010. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended March 31, 2009 was a net gain of $0.1 million, as compared to a net loss of $0.3 million for the three months ended March 31, 2008. At March 31, 2009 we reflect $1.9 million on our balance sheet as a derivative instrument liability as a result of the foreign exchange contracts we have entered into.

Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar pair. As all of our remaining Fiscal 2009 contracts will have matured during the course of Fiscal 2009, $1.8 million of the March 31, 2009 derivative instrument liability will reverse during Fiscal 2009 and will result in our recognizing a non-cash gain of this amount by December 31, 2009. This gain will, however, be impacted by any additional contracts, with maturity dates after March 31, 2009, that we may enter into and fluctuations in the value of our existing contracts that mature during Fiscal 2009 and Fiscal 2010.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2009	2008

Other income (expenses), net	$(63,462)	$(209,984)

Other expenses, net, amounted to $0.1 million during the three months ended March 31, 2009 as compared to $0.2 million during the three months ended March 31, 2008.

The net decrease in interest expense primarily relates to the reduction in interest expense during the three months ended March 31, 2008.

INCOME TAXES

The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Three months ended March 31,
	2009	2008

Provision for income taxes	$107,425	$31,134

For the three months ended March 31, 2009, we recorded a current tax expense of $107,000 before income taxes of $1.1 million using an estimated effective tax rate for its 2008 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company. Comparatively, for the three months ended March 31, 2008, the Company recorded an income tax expense of $31,000 before income taxes of $1.1 million primarily related to our estimate for federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

As of December 31, 2008, we recorded a valuation allowance of $10.8 million and a net deferred tax asset of $3.0 million. The net deferred tax asset has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets of $0.6 million and non-current deferred tax assets of $2.4 million as at December 31, 2008. No significant changes have occurred during the three month period ended March 31, 2009.

We analyze the carrying value of our deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the three months ended March 31, 2009, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

We follow the provisions of FIN 48 to account for income tax exposures.  The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $301,000 of gross unrecognized tax benefit as of December 31, 2008 and $293,000 as of March 31, 2009, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits in Canada earned during its 2006 and 2007 fiscal years and certain state tax exposures from prior periods. The unrecognized tax benefit for its 2008 fiscal year for the research and development claim is expected to be insignificant. During the three months ended March 31, 2009, we did not recognize any new uncertain tax positions and did not recognize any increase or decrease to reserves for uncertain tax positions. Changes to our uncertain tax benefits relate solely to foreign exchange fluctuations.

We recognize accrued interest and penalties to unrecognized tax benefit as a tax expense. We have not accrued any interest or penalties as of December 31, 2008 and March 31, 2009 as these amounts are not considered material.  We believe it is reasonably possible that $293,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of the Company’s 2006 and 2007 research and development claim for the credits, and that the state tax matters will also be settled, within that period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our principal source of liquidity was cash and cash equivalents of $4.0 million, compared to $5.4 million at December 31, 2008.

Net cash provided by operating activities for the three months ended March 31, 2009 was $0.9 million, compared to $0.1 million for the three months ended March 31, 2008. This higher contribution was primarily a result of net income for the period, after adjusting for $1.3 million in non-cash items . This increase was offset by a $0.5 million decrease in the net change in non-cash operating working capital.

We used $2.3 million in financing activities during the three months ended March 31, 2009. We used $1.8 million to buy back 4.2 million shares pursuant to the terms of a Dutch Auction Offer during March 2009, and pursuant to the terms of our non-revolving, reducing credit facility, we made equal monthly capital repayments of $0.5 million.  Under this credit facility we are also required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement.  Based on our 2008 fiscal year operating results, we made a cash sweep payment for Fiscal 2009 will amount to $0.7 million which was paid on May 1, 2009.  For our 2007 fiscal year, the cash sweep payment was $1.0 million, which amount was paid in May 2008.

Investing activities used cash of $48,000 for the three months ended March 31, 2009 primarily to acquire additional property and equipment.

On April 1, 2009, the Company entered into a series of foreign exchange forward contracts to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$3 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from July 2010 to September 2010 at a foreign exchange rate of US$1.00: Cdn$1.2447.

On November 4, 2008, Tucows (Delaware) Inc. (“Tucows DE”), a wholly owned subsidiary of the Company entered into a stock redemption agreement with Afilias Limited (“Afilias”), whereby Tucows DE sold its 353,722 Class A ordinary shares of Afilias to Afilias, for an aggregate price of $7,502,444, or $21.21 per share, less one-half of the stamp duty required to be paid under Irish law, which duty amounted to $37,512.  Pursuant to the terms of the agreement, Afilias redeemed

153,722 Class A ordinary shares during November 2008 and, contingent on Afilias having sufficient distributable reserves, will acquire the remaining 200,000 shares in two equal installments, one on or before June 30, 2009 (the “Second Closing”) and one on or before December 31, 2009 (“the Third Closing”).

During April 2009 Afilias completed the Second Closing and redeemed an additional 100,000 shares for an aggregate price of $2.1 million. The gain of $2.0 million on disposition of this portion of the Afilias investment will be accounted for during the three months ending June 30, 2009.

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

If additional financing is required, we may not be able to raise it on acceptable terms, or at all, and additional financing may be dilutive to existing investors. We may also evaluate potential acquisitions of other businesses, products and technologies. To complete potential acquisitions, we may issue additional securities or need additional equity or debt financing and any additional financing may be dilutive to existing investors. There are currently no material understandings, commitments or agreements regarding the acquisition of other businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2009. We are also subject to market risk exposure related to changes in interest rates on our non-revolving, reducing credit facility with The Bank of Montreal. Any changes in interest rates are not expected to be material. Fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

Although our functional currency is the U.S. dollar, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward plus and window contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. The contracts, entered into in September and October 2008, will be utilized over the period ending December 31, 2009. The contracts, entered into in March 2009, will be utilized over the period ending June 30, 2010.

On September 29, 2008, we entered into a series of forward plus contracts with a notional value of US$9 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis through September 2009. These forward plus contracts are designed to hedge our expected Canadian dollar requirements over the stated period. On each expiry date, provided that the limit rate (US$1.00 : Cdn$1.09) has not been reached during the one month window before the expiration date of each contract, we will sell US$500,000 and buy Canadian dollars at the then current exchange rate or at the base rate of US$1.00 : Cdn$1.02 whichever is more beneficial to Tucows. Should the limit rate be reached during the one month window before the expiration date of each contract, then that contracts will be fixed at the base rate of US$1.00 : Cdn$1.02 for delivery on its value dates.

On October 10, 2008, we entered into another series of foreign exchange forward contracts designed to meet its estimated Canadian dollar needs for our 2009 fiscal year. These contracts, collectively, have a notional value of US$12 million, whereby $500,000 will be converted into Canadian dollars on a semi-monthly basis from January 2009 to December 2009, at foreign exchange rates varying from US$1.00: Cdn$1.1560 to US$1.00: Cdn$1.1670.

On March 30, 2009, we entered into a series of foreign exchange forward contracts to begin to hedge a portion of our 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$6 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from January 2010 to June 2010 at a foreign exchange rate of US$1.00: Cdn$1.2442.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the three months ended March 31, 2009 for the contracts in place at March 31, 2009 was a net gain of approximately $0.1 million, and for the three months ended March 31, 2008, the impact was a net loss of approximately $0.3 million, which is reflected on the consolidated statements of operations.

As of March 31, 2009, we had foreign currency forward contracts in the amount of $21.0 million outstanding.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2009. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2009 of approximately $0.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 1A.  Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In the three months ended March 31, 2009, no shares of common stock were repurchased by the Company in open-market transactions.

On February 12, 2009, the Company announced a modified “Dutch Auction Tender Offer” to repurchase shares of its common stock. The purchase price under the offer was funded from available cash. Of the 4,185,690 shares purchased, 4,000,000 were shares the Company offered to purchase in the offer and  185,690 were shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. The tender offer was completed on March 23, 2009.

Item 6.    Exhibits

(a)  Exhibits.

Exhibit No.	Description

3.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on November 29, 2007)

3.2

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007)

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

Date: May 15, 2009	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

3.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on November 29, 2007)

3.2

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.