Form 10-Q
period 2009-06-30
TUCOWS INC /PA/
filed 2009-08-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

As of August 14, 2009, there were 67,865,496 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,423,056	$5,427,467
Accounts receivable, net of allowance for doubtful accounts of $125,000 as of June 30, 2009 and $125,000 as of December 31, 2008	3,464,428	3,200,362
Prepaid expenses and deposits	3,163,266	2,274,043
Derivative instrument assets (note 6)	49,245	—
Prepaid domain name registry and ancillary services fees, current portion	31,494,579	29,212,610
Deferred tax asset, current portion	590,000	590,000
Total current assets	46,184,574	40,704,482

Prepaid domain name registry and ancillary services fees, long-term portion	12,195,903	11,855,971
Property and equipment	2,354,702	3,072,958
Deferred financing charges	58,400	78,500
Deferred tax asset, long-term portion	2,410,000	2,410,000
Intangible assets (note 4)	19,431,471	20,206,996
Goodwill	17,990,807	17,990,807
Investment	100,000	200,000
Total assets	$100,725,857	$96,519,714

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,257,992	$1,633,830
Accrued liabilities	2,003,789	2,000,146
Customer deposits	3,171,708	3,319,241
Derivative instrument liabilities (note 6)	—	1,974,919
Loan payable, current portion (note 5)	3,114,242	2,624,242
Deferred revenue, current portion	40,508,091	37,985,821
Accreditation fees payable, current portion	553,447	510,548
Income taxes payable (note 7)	835,398	—
Total current liabilities	52,444,667	50,048,747

Deferred revenue, long-term portion	16,392,525	16,201,804
Accreditation fees payable, long-term portion	188,780	187,374
Loan payable, long-term portion (note 5)	1,063,004	3,235,125
Deferred tax liability, long-term portion	5,396,000	5,396,000

Stockholders’ equity (note 11)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 68,969,320 shares issued and outstanding as of June 30, 2009 and 73,073,782 shares issued and outstanding as of December 31, 2008	14,408,078	15,198,358
Additional paid-in capital	47,851,137	48,714,676
Deficit	(37,018,334)	(42,462,370)
Total stockholders’ equity	25,240,881	21,450,664
Total liabilities and stockholders’ equity	$100,725,857	$96,519,714

See accompanying notes to unaudited consolidated financial statements

Subsequent events (note 14).

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net revenues	$20,022,119	$20,450,329	$40,113,543	$39,161,536

Cost of revenues:
Cost of revenues (*)	14,386,048	13,663,097	28,171,446	26,813,029
Depreciation of property and equipment	488,680	816,260	941,389	1,642,097
Amortization of intangible assets	29,199	31,941	58,398	105,398
Total cost of revenues	14,903,927	14,511,298	29,171,233	28,560,524

Gross profit	5,118,192	5,939,031	10,942,310	10,601,012

Expenses:
Sales and marketing (*)	1,339,167	1,730,736	2,692,343	3,426,868
Technical operations and development (*)	1,175,355	1,573,741	2,279,494	3,139,595
General and administrative (*)	1,592,325	1,551,858	3,462,221	3,091,290
Depreciation of property and equipment	79,227	58,861	165,632	119,931
Amortization of intangible assets	360,540	376,954	721,080	762,115
(Gain) / loss in fair value of forward exchange contracts	(1,938,821)	(225,640)	(2,024,164)	29,793
Total expenses	2,607,793	5,066,510	7,296,606	10,569,592

Income from operations	2,510,399	872,521	3,645,704	31,420

Other income (expenses):
Interest income (expense), net	(62,334)	(166,421)	(125,796)	(376,405)
Other income	2,613,204	1,532,765	2,613,204	1,532,765
Total other income (expenses)	2,550,870	1,366,344	2,487,408	1,156,360

Income before provision for income taxes	5,061,269	2,238,865	6,133,112	1,187,780

Income tax expense (note 7)	581,651	30,000	689,076	61,134
Net income for the period	$4,479,618	$2,208,865	$5,444,036	$1,126,646

Basic earnings per common share (note 8)	$0.07	$0.03	$0.08	$0.02

Shares used in computing basic earnings per common share (note 8)	68,923,313	73,899,695	70,778,950	73,894,119

Diluted earnings per common share (note 8)	$0.07	$0.03	$0.08	$0.01

Shares used in computing diluted earnings per common share (note 8)	69,092,946	75,348,108	70,785,712	75,439,926

(*) Stock-based compensation has been included in expenses as follows:

Cost of revenues	$3,367	$4,800	$8,367	$9,100
Sales and marketing	$15,057	$13,000	$29,957	$31,300
Technical operations and development	$11,121	$8,000	$21,721	$28,700
General and administrative	$53,193	$47,200	$71,893	$76,100

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Cash provided by (used in):
Operating activities:
Net income for the period	$4,479,618	$2,208,865	$5,444,036	$1,126,646
Items not involving cash:
Depreciation of property and equipment	567,907	875,121	1,107,021	1,762,028
Amortization of deferred financing charges	9,700	12,700	20,100	26,200
Amortization of intangible assets	389,739	408,895	779,478	867,513
Gain on disposal of investment in Afilias	(2,010,395)	—	(2,010,395)	—
Gain on sale of customer relationships	—	(1,121,065)	—	(1,121,065)
Disposal of domain names	974	—	1,947	—
Unrealized (gain)/loss in the fair value of forward exchange contracts	(1,938,821)	(225,640)	(2,024,164)	29,793
Stock-based compensation	82,738	73,000	131,938	145,200
Change in non-cash operating working capital:
Accounts receivable	252,927	350,043	(264,066)	283,923
Prepaid expenses and deposits	(310,655)	(244,926)	(889,223)	(105,237)
Prepaid fees for domain name registry and ancillary services fees	(496,502)	(1,176,196)	(2,621,901)	(3,706,797)
Accounts payable	561,228	682,896	380,407	249,069
Accrued liabilities	(125,130)	(159,226)	3,643	(691,064)
Customer deposits	161,969	119,589	(147,533)	18,999
Deferred revenue	249,615	798,720	2,712,991	3,777,654
Accreditation fees payable	(34,302)	(22,696)	44,305	34,120
Income taxes payable	750,216	—	835,398	—

Net cash provided by operating activities	2,590,826	2,580,080	3,503,982	2,696,982

Financing activities:
Proceeds received on exercise of stock options	25,422	9,450	25,422	9,450
Repurchase of common stock	—	—	(1,811,179)	—
Repayment of promissory note and loan payable	(1,203,560)	(7,478,560)	(1,682,121)	(7,957,120)

Net cash used in financing activities	(1,178,138)	(7,469,110)	(3,467,878)	(7,947,670)

Investing activities:
Cost of domain names acquired	—	(2,524)	(5,900)	(8,944)
Additions to property and equipment	(102,770)	(1,084,209)	(145,010)	(1,295,740)
Sale of customer relationships		1,421,730	—	1,421,730
Proceeds on disposal of investment in Afilias	2,110,395	—	2,110,395	—
Decrease in cash held in escrow	—	(5,366)	—	(12,765)

Net cash provided by investing activities	2,007,625	329,631	1,959,485	104,281

Increase (decrease) in cash and cash equivalents	3,420,313	(4,559,399)	1,995,589	(5,146,407)

Cash and cash equivalents, beginning of period	4,002,743	7,506,468	5,427,467	8,093,476

Cash and cash equivalents, end of period	$7,423,056	$2,947,069	$7,423,056	$2,947,069

Supplemental cash flow information:
Interest paid	$62,508	$192,900	$128,029	$452,237

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$250,734	$663,767	$250,734	$663,767

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2009 and the results of operations and cash flows for the interim periods ended June 30, 2009 and 2008. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Tucows’ 2008 Annual Report on Form 10-K filed with the SEC on March 27, 2009.

There have been no material changes to our significant accounting policies during the six months ended June 30, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Subsequent events

The Company recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet date, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed to the notes to the unaudited interim consolidated financial statements. Subsequent events have been evaluated through August 14, 2009, the date of the issuance of these unaudited interim consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No107-1 and APB Opinion 28-1”) which amends SFAS No 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP SFAF No. 107-1 and APB Opinion No. 28-1 is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company. The disclosures required by FSP 107-1 and APB 28-1 are presented in Note 5 “Loan payable.”

In May 2009, FASB issued SFAS 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also clarifies the types of subsequent events a Company shall, or shall not, recognize in the financial statements. The statement is effective for financial statement periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009 and the adoption did not result in significant changes in our recognition or disclosure of subsequent events in the financial statements. However, it does require us to disclose the date through which we have evaluated subsequent events and the basis for that date. Our evaluation of subsequent events is disclosed in Note 2 “Basis of Presentation.”

In June 2009 we adopted FASB Staff Position (“FSP”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) addresses measuring fair value for situations in which there has been a significant decrease in trading activity for an asset or liability. Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also includes guidance on identifying circumstances when a transaction may not be considered orderly. Under this guidance, a transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. When the reporting Company concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157. Our adoption of FSP 157-4 in the second quarter of 2009 did not have a material impact on our interim consolidated financial statements.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance for a variable interest entity (“VIE”). SFAS 167 redefines the approach used to determine the “primary beneficiary” (or consolidator) of a VIE, which will be determined using a prescribed qualitative assessment and must be performed on an ongoing basis. Under the new standard, the primary beneficiary of a VIE will be the enterprise that has both: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS 167 also requires separate presentation of the assets and liabilities of a consolidated VIE on the face of the balance sheet if specific criterion are met. SFAS 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009, which will be our fiscal year beginning January 1, 2010. We are currently evaluating the impact the adoption of this new standard may have on our consolidated financial statements.

On July 1, 2009, the FASB launched the FASB Accounting Standards Codification (the “FASB Codification”) as the single source of authoritative U.S. GAAP, superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB Codification reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. The Codification is effective for interim and annual financial statement periods ending after September 15, 2009, which means that we will begin to use the FASB Codification in the third quarter of 2009. The FASB Codification is not intended to change U.S. GAAP. However, since it completely supersedes existing standards, it will affect the way we reference authoritative accounting pronouncements in our future financial statements.

4. INTANGIBLE ASSETS:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, with the exception of the surname and portfolio domain names that have been determined to have an indefinite life.

A summary of acquired intangible assets for the three months ended June 30, 2009 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, March 31, 2009	$412,525	$812,100	$4,364,720	$12,135,329	$2,097,510	$19,822,184
Sale of domain names	—	—	—	(974)	—	(974)
Amortization expense	(29,199)	(41,760)	(318,780)	—	—	(389,739)
Net book value, June 30, 2009	$383,326	$770,340	$4,045,940	$12,134,355	$2,097,510	$19,431,471

A summary of acquired intangible assets for the six months ended June 30, 2009 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2008	$441,724	$853,860	$4,683,500	$12,131,502	$2,096,410	$20,206,996
Purchase of domain names	—	—	—	4,800	1,100	5,900
Sale of domain names	—	—	—	(1,947)	—	(1,947)
Amortization expense	(58,398)	(83,520)	(637,560)	—	—	(779,478)
Net book value, June 30, 2009	$383,326	$770,340	$4,045,940	$12,134,355	$2,097,510	$19,431,471

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9.6 million with a Canadian chartered bank to finance the purchase of Innerwise, Inc. in July 2007. As of June 30, 2009, the Company continued to comply with all covenants of the credit facility, and effective February 23, 2009, the Company agreed to amend the interest rate payable from the bank’s US Base rate plus 0.50% per annum to the bank’s US Base rate plus 1.50% per annum. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is five years. Tucows may prepay this loan in full or in part without any premium or penalty. The credit facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the credit facility may limit the amount of our capital expenditures. The credit facility is collateralized by a first lien on, and pledge of, the majority of the combined Company’s present and future property and assets (subject to certain exclusions).

Pursuant to the terms of the facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as equal monthly capital repayments of approximately $160,000. Based on the assessment of the audited results for its 2008 fiscal year, the Company made a cash sweep payment for Fiscal 2008 amounting to $0.7 million which amount was paid on May 1, 2009. For its 2007 fiscal year, the cash sweep payment was $1.0 million, which was paid in May 2008. The Company currently estimates that the cash sweep payment for Fiscal 2009 year, payable during the three months ending June 30, 2010 will amount to approximately $1.2 million. Accordingly, this amount has now been classified as a current liability at June 30, 2009.

Principal loan repayments are as follows:

Current portion (including an estimate for a cash sweep payment in connection with Fiscal 2009 amounting to $1.2 million, payable during the three months ending June 30, 2010):
July 2009 — June 2010	$3,114,242
Long-term portion:
July 2010 — January 2011	1,063,004

Total Loan Payable	$4,177,246

Interest rates that are currently available to the Company for issuance of loans payable with similar terms and remaining maturities are used to estimate the fair value of the Company’s loan payable. The estimated fair value of the Company’s loan payable at June 30, 2009 was $ 5,148,518, compared to a carrying amount of $4,177,246 at June 30, 2009.

6. DERIVATIVE INSTRUMENT ASSETS / LIABILITIES:

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

On April 1, 2009, the Company entered into a series of foreign exchange forward contracts designed to meet estimated Canadian dollar needs for its 2009 fiscal year. These contracts, collectively, have a notional value of US$3 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from July 2009 to September 2009 at a foreign exchange rate of US$1.00: Cdn$1.2447.

On June 8, 2009, the Company entered into a series of foreign exchange forward contracts to begin to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$4.497 million, whereby:

•                  US$133,000 is converted into Canadian dollars on a semi-monthly basis from January 2010 to May 2010;

•                  US$400,000 is converted into Canadian dollars on a semi-monthly basis from May 2010 to June 2010; and

•                  US$500,000 is converted into Canadian dollars on a semi-monthly basis from October 2010 to December 2010.

All of these amounts are converted at a foreign exchange rate of US$1.00: Cdn$1.1072.

On June 15, 2009, the Company entered into a series of foreign exchange forward contracts to begin to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$720,000, whereby US$80,000 is converted into Canadian dollars on a semi-monthly basis from January 2010 to May 2010 at a foreign exchange rate of US$1.00: Cdn$1.1252.

The Company does not apply hedge accounting, and therefore, for the three months ended June 30, 2009, the Company recorded a gain of $1.9 million in the fair value of forward contracts in its consolidated statements of operations. For the three months ended June 30, 2008, the Company recorded a gain on forward contracts of $225,640. For the six months ended June 30, 2009, the Company recorded a gain of $2.0 million in the fair value of forward contracts in its consolidated statements of operations. For the six months ended June 30, 2008, the Company recorded a loss on forward contracts of $29,793. As of June 30, 2009, the Company has outstanding forward exchange contracts with a notional value of $23.2 million.

7. INCOME TAXES

For the six months ended June 30, 2009, the Company recorded a current tax expense of $689,000 on income before income taxes of $6.1 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company. Included in the income tax expense is a recovery of $174,000 for investment tax credits earned during the three months ended June 30, 2009. Comparatively, for the six months ended June 30, 2008, the Company recorded a current tax expense of $61,000 on income before income taxes of $1.2 million primarily related to our estimate for federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

As of December 31, 2008, the Company recorded a valuation allowance of $10.8 million and a net deferred tax asset of $3.0 million. The net deferred tax asset has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets of $0.6 million and non-current deferred tax assets of $2.4 million as at December 31, 2008. No significant changes have occurred during the six month period ended June 30, 2009.

The Company analyzes the carrying value of its deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the six months ended June 30, 2009, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

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

The Company had approximately $301,000 of gross unrecognized tax benefit as of December 31, 2008 and $209,000 of gross unrecognized tax benefit as of June 30, 2009, which if recognized, would favorably affect its income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits in Canada earned during its 2008 fiscal year and certain state tax exposures from prior periods. During the six months ended June 30, 2009, the Company’s unrecognized tax benefits decreased by $205,000 as a result of the settlement of the Company’s 2006 and 2007 Canadian research and development tax credit claims. The Company increased its unrecognized tax benefits by $113,000 related to its 2008 research and development tax credit claim. The Company expects its 2009 research and development tax credit claim to be insignificant.

The Company recognizes accrued interest and penalties to unrecognized tax benefit as a tax expense. The Company has not accrued any interest or penalties as of December 31, 2008 and June 30, 2009. The Company believes it is reasonably possible that $209,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of the Company’s 2008 research and development claim for the credits, and that the state tax matters will also be settled, within that period.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Numerator for basic and diluted earnings per common share:
Income for the period	$4,479,618	$2,208,865	$5,444,036	$1,126,646
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	68,923,313	73,899,695	70,778,950	73,894,119
Effect of outstanding stock options	169,633	1,448,413	6,762	1,545,807
Diluted weighted average number of shares outstanding	69,092,946	75,348,108	70,785,712	75,439,926
Basic earnings per common share	$0.07	$0.03	$0.08	$0.02
Diluted earnings per common share	$0.07	$0.03	$0.08	$0.01

Options to purchase 3,851,243 common shares that were outstanding as of the three months ended June 30, 2009 were not included in the computation of diluted income per common share because all such options had an exercise price greater than the average market price of the common shares (during the three months ended June 30, 2008, options to purchase 3,195,766 shares of common stock were outstanding).

Options to purchase 6,661,992 common shares that were outstanding as of the six months ended June 30, 2009 were not included in the computation of diluted income per common share because all such options had an exercise price greater than the average market price of the common shares (during the six months ended June 30, 2008, options to purchase 1,878,736 shares of common stock were outstanding).

On March 23, 2009, 4,185,769 common shares were repurchased and cancelled under the terms of a modified Dutch Auction Tender Offer. This reduction in the number of shares outstanding has been included in the computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2009 (see note 11).

On July 14, 2009, subsequent to the quarter end, the Company repurchased and cancelled 1,103,824 common shares under the terms of a second modified Dutch Auction Tender Offer (see note 14).

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$14,737,932	$13,269,453	$28,939,954	$26,140,902
Email Services	873,855	1,551,541	1,995,790	3,126,250
Other Services	1,091,988	1,136,701	2,186,448	2,235,383
Total OpenSRS Services	16,703,775	15,957,695	33,122,192	31,502,535

YummyNames	1,455,557	1,872,642	3,320,590	2,777,926
Hover	1,258,828	2,046,055	2,559,413	3,686,690
Butterscotch	603,959	573,937	1,111,348	1,194,385
	$20,022,119	$20,450,329	$40,113,543	$39,161,536

No customer accounted for more than 10% of revenue for the three or six months ended June 30, 2009 or the three or six months ended June 30, 2008. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of June 30, 2009, no customer accounted for more than 10% of accounts receivable. As of June 30, 2008, two customers accounted for more than 21% of accounts receivable.

(b)                                The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
OpenSRS:
Domain Services	$11,943,841	$10,505,174	$23,298,602	$20,440,713
Email Services	153,228	(24,278)	333,146	83,000
Other Services	411,287	415,683	800,139	823,077
Total OpenSRS Services	12,508,356	10,896,579	24,431,887	21,346,790

YummyNames	250,529	181,143	436,084	359,450
Hover	475,369	576,809	988,579	1,143,595
Butterscotch	1,110	5,725	7,850	10,625
Network, other costs	1,150,684	2,002,841	2,307,046	3,952,569
Network, depreciation and amortization costs	517,879	848,201	999,787	1,747,495
	$14,903,927	$14,511,298	$29,171,233	$28,560,524

(c)           The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2009	December 31, 2008

Canada	$1,712,749	$2,292,358
United States	630,134	752,274
United Kingdom	11,819	28,326
	$2,354,702	$3,072,958

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2009 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2009:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Repurchase and retirement of shares	(4,185,690)	(837,138)	(974,041)	—	(1,811,179)
Stock-based compensation	—	—	49,200	—	49,200
Net income for the period	—	—	—	964,418	964,418
Balances, March 31, 2009	68,888,092	14,361,220	47,789,835	(41,497,952)	20,653,103

Stock-based compensation	—	—	82,508	—	82,508
Exercise of stock options	68,707	46,858	(21,436)	—	25,422
Repurchase and retirement of shares	(79)	—	—	—	—
Issuance of restricted stock	12,600	—	230	—	230
Net income for the period	—	—	—	4,479,618	4,479,618
Balances, June 30, 2009	68,969,320	$14,408,078	$47,851,137	$(37,018,334)	$25,240,881

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2008:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Stock-based compensation	—	—	72,200	—	72,200
Net loss for the period	—	—	—	(1,082,219)	(1,082,219)
Balances, March 31, 2008	73,888,542	15,350,915	48,609,513	(45,619,398)	18,341,030

Stock-based compensation	—	—	73,000	—	73,000
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Net income for the period	—	—	—	2,208,865	2,208,865
Balances, June 30, 2008	73,923,542	$15,368,310	$48,674,568	$(43,410,533)	$20,632,345

On March 23, 2009 the Company announced that it successfully concluded a modified “Dutch Auction Tender Offer” that was previously announced on February 12, 2009. Under the terms of the offer, the Company repurchased an aggregate of 4,185,769 shares of its common stock at a purchase price of $0.41 per share, for a total of $1,716,132, excluding transaction costs of $95,046. The purchase price was funded from available cash. Of the 4,185,769 shares purchased, 4,000,000 were shares the Company offered to purchase in the offer and 185,769 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of March 23, 2009, the Company had 68,888,092 shares issued and outstanding, as all shares repurchased were immediately retired.

On July 14, 2009, subsequent to the quarter end, the Company repurchased and cancelled 1,103,824 common shares under the terms of a second modified Dutch Auction Tender Offer (see note 14).

On May 6, 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. The Company has repurchased 849,760 shares under this repurchase program. This repurchase program expired on May 11, 2009.

12. SHARE-BASED PAYMENTS

(a)                                  Stock options:

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

On November 22, 2006, the Stockholders of the Company approved the implementation of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The 5,000,000 common shares that have been set aside for issuance under the 2006 Plan are to provide eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Tucows Inc. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years.

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

During the three months ended June 30, 2009, 25,000 stock options were granted as compared to 971,000 stock options granted during the three months ended June 30, 2008.

During the six months ended June 30, 2009, 25,000 stock options were granted as compared to 1,071,000 stock options granted during the six months ended June 30, 2008.

In addition, during the three months ended June 30, 2009, under the terms of the 2006 Plan, the Company issued 12,600 restricted shares to eligible employees of the Company.

The fair value of stock options granted during the three and six months ended June 30, 2009 and during the three and six months ended June 30, 2008 was estimated using the following assumptions:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Volatility	78.8%	65.6%	78.8%	66.2%
Risk-free interest rate	1.2%	3.0%	1.2%	3.0%
Expected life (in years)	4.75	4.75	4.75	4.75
Dividend yield	—%	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.18	$0.33	$0.18	$0.33

Details of stock option transactions for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,125,559	$0.56	5,035,643	$0.48
Granted	25,000	0.38	—	—
Exercised	(68,707)	0.37	(35,000)	0.27
Forfeited	(12,594)	0.82	(21,532)	0.64
Expired	(40,000)	0.69	(5,000)	0.27
Outstanding, end of period	7,029,258	$0.56	4,974,111	$0.48
Options exercisable, end of period	5,875,789	$0.53	4,932,079	$0.48

Details of stock option transactions for the six months ended June 30, 2009 and 2008 are as follows:

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,282,777	$0.56	5,048,517	$0.48
Granted	25,000	0.38	—	—
Exercised	(68,707)	0.37	(35,000)	0.27
Forfeited	(168,312)	0.55	(34,406)	0.65
Expired	(41,500)	0.80	(5,000)	0.27
Outstanding, end of period	7,029,258	$0.56	4,974,111	$0.48
Options exercisable, end of period	5,875,789	$0.53	4,932,079	$0.48

The stock options expire on various dates through 2016.

As of June 30, 2009, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
			Weighted
		Weighted	average			Weighted
		average	remaining	Aggregate		average	Aggregate
	Number	exercise price	contractual	intrinsic	Number	exercise price	intrinsic
Exercise price	outstanding	per share	life (years)	value	exercisable	per share	value
$0.31-$0.49	3,725,182	$0.38	4.0	$196,954	3,725,144	$0.38	$196,951
$0.52-$0.69	1,628,204	$0.60	5.5	—	960,287	$0.59	—
$0.80-$0.99	1,641,948	$0.87	3.5	—	1,156,437	$0.88	—
$1.02-$4.84	33,924	$2.62	1.3	—	33,921	$2.62	—
	7,029,258	$0.56		$196,954	5,875,789	$0.53	$196,951

Total unrecognized compensation cost relating to unvested stock options at June 30, 2009, prior to the consideration of expected forfeitures, was approximately $430,000 and is expected to be recognized over a weighted average period of 4.2 years.

The Company recorded stock-based compensation of $82,508 and $73,000 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded stock-based compensation of $131,708 and $145,200 for the six months ended June 30, 2009 and 2008, respectively.

The Company has not capitalized any share-based compensation expense as part of the cost of an asset.

(b)                               Restricted stock awards:

During the three months ended June 30, 2009, under the terms of the 2006 Plan, the Company issued 12,600 restricted stock awards to eligible employees of the Company.

Restricted stock awards generally vest annually over a four year period. Holders of restricted stock awards may not sell, assign, transfer, pledge or otherwise dispose of an unvested stock award. Unvested shares are held in escrow by the Company until the Participant’s interest in such shares vests.

Holders of restricted stock awards shall have full shareholder rights with respect to any shares of Company stock issued to the participant under a stock award, whether or not the participant’s interest in those shares is vested. Accordingly, the participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

The fair value of restricted stock awards granted during the three and six months ended June 30, 2009 was estimated using the closing share price of the NYSE Amex Exchange on the date preceding the date that the restricted stock awards were issued.

Details of restricted stock awards transactions for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Number of shares	Weighted average fair value per share	Number of shares	Weighted average fair value per share
Outstanding, beginning of period	—	$—	—	—
Granted	12,600	0.32	—	—
Outstanding, end of period	12,600	$0.32	—	—
Restricted stock awards exercisable, end of period	—	—	—	—

Details of restricted stock awards transactions for the six months ended June 30, 2009 and 2008 are as follows:

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Number of shares	Weighted average fair value per share	Number of shares	Weighted average fair value per share
Outstanding, beginning of period	—	$—	—	—
Granted	12,600	0.32	—	—
Outstanding, end of period	12,600	$0.32	—	—
Restricted stock awards exercisable, end of period	—	—	—	—

Total unrecognized compensation cost relating to unvested restricted stock awards at June 30, 2009, prior to the consideration of expected forfeitures, was approximately $4,000 and is expected to be recognized over a weighted average period of 3.8 years.

The Company recorded stock-based compensation of $230 for the three and six months ended June 30, 2009.

13. FAIR VALUE MEASUREMENT

SFAS No. 157, “Fair Value Measurements” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides a summary of the fair values of the Company’s assets measured at fair value on a recurring basis:

	June 30, 2009
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Forward Plus Contracts	$—	$49,245	$—	$49,245
Total Assets	$—	$49,245	$—	$49,245

14. SUBSEQUENT EVENTS

On July 14, 2009 the Company announced that it successfully concluded a second modified “Dutch Auction Tender Offer” that was previously announced on May 26, 2009. Under the terms of the offer, the Company repurchased an aggregate of 1,103,824 shares of its common stock at a purchase price of $0.45 per share, for a total of $496,721, excluding transaction costs of $56,936. The purchase price was funded from available cash. Of the 1,103,824 shares purchased, 1,000,000 were shares the Company offered to purchase in the offer and 103,824 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.45 per share was approximately 99.8%. For this purpose, shares tendered at $0.45 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of July 14, 2009, the Company had 67,852,896 shares issued and outstanding, as all shares repurchased were immediately retired.

15. RECLASSIFICATION

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company’s foreign currency requirements, specifically for the Canadian dollar; the estimated annual cash sweep payment due under the Company’s credit facility; the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; the potential impact of current and pending claims on our business; our expectation regarding fluctuations in certain expense and cost categories; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues; and our belief that the actions we have taken have positioned the Company for long-term growth. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

OVERVIEW

Our mission is to provide simple, useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers experience as they acquire, deliver or use Internet services such as domain name registration, email and other Internet services.

Our primary distribution channel is a global network of more than 9,000 resellers, in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal.  We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

We believe that the underlying platforms for our services are one of the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users.

To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies we categorize our revenue into the following services:

OpenSRS, our wholesale service, manages over eight million domain names, millions of mailboxes and tens of thousands of digital certificates through a network of over 9,000 web hosts, ISPs, and other resellers around the world, including Platypus, our billing service, which provides ISPs with an industry-specific solution for billing, service provisioning and customer account management.

Hover, our retail service, offers services similar to those of OpenSRS to consumers and small businesses.

YummyNames, our domain portfolio service, manages tens of thousands of domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the YummyNames domain portfolio are over 30,000 domains that allow over two-thirds of Americans to purchase a domain or email address based on their name.

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, that provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 1,000 videos and over 46,000 software listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and Internet services providers.

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

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage over eight million domains.

Net Revenues

We generate net revenues primarily through the provision of domain registration services. Additional revenue is generated from the sale of domain names, advertising and other Internet services.

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain services, (b) email services and (c) other services currently consisting of SSL certificates, blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users along with billing solutions for ISPs.

(a)                                  OpenSRS Domain Service:

Historically, the domain services provided by OpenSRS Domain Service has been the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services, and allowing us to add to our domain portfolio by purchasing names registered through us upon their expiration. We also provide resellers with the ability to sell personal names. This service allows resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names.

On August 7, 2007, in advance of the announced October 2007 registry fee increases, we modified our pricing structure for domain names to provide greater visibility into the various fees that make up the cost of a domain name, by breaking out the cost of the registry and ICANN fees separately from our management fee. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our Premium Domain name services.

As of June 30, 2009, we offer registration services for the gTLDs ..com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, .ch, .cn, .de, .dk, .es, ..eu, .fr, .it, .li, .me, .mx .nl, .tv, .uk, and .us.

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

(b)                                 OpenSRS Email Service:

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

We earn fees for email services when they are activated. Email services are generally purchased monthly and at month-end, are either deducted on a pre-authorized basis from reseller’s deposit account, or are invoiced.

(c)                                  Other OpenSRS Services:

Other services currently consist of SSL certificates, blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users, as well as the provision of billing, provisioning and customer care software solutions to Internet Service Providers through our Platypus billing software.

We earn fees from such services when a service is activated. These services are generally purchased for terms of one month to three years. Platypus software is generally purchased for terms of one month to one year. Payments for services are for the full term of all services at the time of activation of service, are non-refundable and, where appropriate, are recorded as deferred revenue and recognized as earned ratably over the service term. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

YummyNames

We derive revenue from our portfolio of domain names by displaying advertising on the domains and by making them available for sale or lease. In addition we display advertising on “Parked Pages” within OpenSRS. Parked Pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into a web browser, they are presented with dynamically generated links which are pay-per-click advertising. Every time a user clicks on one of these links, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click advertising.

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

We recognize revenue from these services, net of any fees payable to resellers or customers, immediately upon completion of the service, or in the case of advertising revenue, on a monthly basis once the advertising has been served.

Hover

We generate revenues from the provisioning and management of Internet services, on a retail basis, to consumers and small businesses through our Hover.com website. These services include domain registration and other Internet services such as email and personalized email through our portfolio of surname-based domain names, as well as an easy-to-use interface that allows users to connect domain names to websites and email addresses through a unique DNS forwarding system. Depending on the service offered, we typically receive fees for our services.

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

Butterscotch

We also generate advertising and other revenue through two ad-support content sites, butterscotch.com and tucows.com.

Butterscotch.com derives revenue from banner and text advertising on the site, as well as video advertising and product placement within the videos that make up the bulk of the site. In addition, revenue is earned through custom video production for technology manufacturers and Internet services customers.

Tucows.com advertising revenue is generated from third-party advertisers and from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center to submit their products for inclusion on our site and to purchase promotional placement of their software. Software developers may also purchase other promotional services on a cost-per-click or flat rate basis. Software developers are able to promote their software through advertising services including keyword search placements, banners, promotional placements, expedited reviews and premium data services. Revenue is also generated from companies that contract with us to provide them with co-branded content. Advertising and other revenue is recognized ratably over the period in which it is presented.

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

Other than the adoption of SFAS No. 141R, SFAS No. 160, SFAS No. 161, SFAS No. 163, FSP 107-1 and APB 28-1, SFAS 165 and FSP 157-4 which are set forth in Note 3 to the unaudited interim consolidated financial statements, during the six months ended June 30, 2009, there have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

The following table presents our net revenues, by revenue source:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$14,737,932	$13,269,453	$28,939,954	$26,140,902
Email Services	873,855	1,551,541	1,995,790	3,126,250
Other Services	1,091,988	1,136,701	2,186,448	2,235,383
Total OpenSRS Services	16,703,775	15,957,695	33,122,192	31,502,535

YummyNames	1,455,557	1,872,642	3,320,590	2,777,926
Hover	1,258,828	2,046,055	2,559,413	3,686,690
Butterscotch	603,959	573,937	1,111,348	1,194,385
	$20,022,119	$20,450,329	$40,113,543	$39,161,536
(Decrease) increase over prior period	$(428,210)		$952,007
(Decrease) increase - percentage	(2)%		2%

The following table presents our revenues, by revenue source, as a percentage of total revenues

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	74%	65%	72%	67%
Email Services	4%	8%	5%	8%
Other Services	6%	5%	6%	6%
Total OpenSRS Services	84%	78%	83%	81%

YummyNames	7%	9%	8%	7%
Hover	6%	10%	6%	9%
Butterscotch	3%	3%	3%	3%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at June 30, 2009 increased to $56.9 million from $54.4 million at June 30, 2008.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2009 and at June 30, 2009, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

During the three months ended June 30, 2009, OpenSRS revenue increased by $0.7 million. This increase was primarily the result of an increase in domain services of $1.5 million, as discussed below, which was offset by a decrease in email services revenue of $0.7 million and a decrease in other OpenSRS services revenue of $45,000 during the period.

During the six months ended June 30, 2009, OpenSRS revenue increased by $1.6 million. This increase was primarily the result of an increase in domain services of $2.8 million, as discussed below, which was offset by a decrease in email services revenue of $1.1 million and a decrease in other OpenSRS services revenue of $49,000 during the period.

As previously disclosed, the decrease in email service revenue is primarily attributable to two factors:

(a)                                  our decision to eliminate certain enterprise customers acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplaces, and

(b)                                 certain of our email customers, who are media portal companies and for whom email is only a small component of their overall service offerings, have chosen to include their email services as part of larger supply contracts for competitive and cost-control reasons. Our original expectation was that these companies would have completed their migrations by March 2009. One of these customers has modified its migration plans and is now only expected to migrate away from our hosted email platform during the three months ending September 30, 2009. If our efforts to market our email service to new customers are not successful in offsetting these customer losses, it is likely that the loss of these customers will have a material impact on our results of operations for email services for the fiscal year ending December 31, 2009.

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

During the three months ended June 30, 2009, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.1 million to 1.6 million as compared to the three months ended June 30, 2008. This increase resulted primarily from our continuing to compete aggressively to attract new clients and retain existing customers.

During the six months ended June 30, 2009, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 3.4 million as compared to the six months ended June 30, 2008. This increase resulted primarily from continuing to aggressively compete to attract new clients and retain existing customers.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage. As of June 30, 2009, the total domain names under our management increased by 0.6 million to 8.0 million, as compared to the total domain names under our management as of June 30, 2008. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of June 30, 2009, we managed an additional 1.2 million domain names on behalf of other accredited registrars, as compared to an additional 1.2 million managed for accredited registrars as of June 30, 2008.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 decreased by $0.4 million, or 22%, to $1.5 million.

This decrease primarily reflects the timing of $0.4 million in larger portfolio sales of domain names, as well as a decrease in the delivery of third-party advertisements on Parked Pages of $0.1 million as a result of the impact of our domain name sales on our advertising revenue and the general economic conditions resulting in a generally slower advertising environment. These decreases were offset in part by an increase in auction revenue amounting to $0.1 million.

Net revenues from YummyNames for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 increased by $0.5 million, or 19%, to $3.3 million.

This increase primarily reflects the timing of $0.8 million in larger portfolio sales of domain names, as well as an increase in auction revenue amounting to $0.1 million. These increases were offset by a decrease in the delivery of third-party advertisements on parked pages of $0.3 million as a result of the impact of our domain name sales on our advertising revenue and a generally slower advertising environment resulting from general economic conditions.

Hover

Net revenues from Hover for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 decreased by $0.8 million, or 38%, to $1.3 million.

Net revenues from Hover for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 decreased by $1.1 million, or 31%, to $2.6 million.

This decrease primarily resulted from the impact of the sale of our retail hosting assets during Fiscal 2008 on current period revenues. To a lesser extent, our decisions to reclassify certain retail customers acquired in the IYD acquisition that did not meet our definition of retail customers to OpenSRS and de-emphasize new customer acquisition while we transitioned our retail customers from our Domain Direct, NetIdentity and It’s Your Domain (“IYD”) services to Hover also contributed to this decrease.

Butterscotch

Net revenues from Butterscotch for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 remained relatively flat at $0.6 million.

Net revenues from Butterscotch for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 decreased by $0.1 million, or 7%, to $1.1 million. This decrease is primarily a result of the contraction in the yields from our syndicated Google feeds, and decreased revenue from our Author Resource Center of $0.2 million, offset by an increase in advertising and video revenue of $0.1 million.

COST OF REVENUES:

OpenSRS

(a)          OpenSRS Domain Service:

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

(b)      OpenSRS Email Service:

Cost of revenues for email services are payable to third-party providers for licensing and royalty costs related to the provision of certain components of our email services. Fees payable for these components are included in the cost of revenues in the month they are incurred.

(c)       Other OpenSRS Services:

Costs of revenues for other reseller services include fees paid to third-party service providers, primarily for SSL certificates and for printing services in connection with Platypus. Fees payable for SSL certificates are amortized on a basis consistent with the provision of service, generally one year, while monthly printing fees are included in cost of revenues in the month they are incurred.

YummyNames

Costs of revenues for our domain portfolio service represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets. As the total names in our portfolio continue to grow, this cost will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid domain registry fees and are expensed ratably over the renewal term.

Hover

Costs of revenues for our provision and management of Internet services on a retail basis include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service and includes the amortization of registry fees payable to renew the domains in our surname portfolio. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

Butterscotch

Costs of revenues for our ad-supported content sites include the fees paid to third-party service providers, primarily for digital certificates sold through our content sites and content license fees.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source, for the periods presented

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$11,943,841	$10,505,174	$23,298,602	$20,440,713
Email Services	153,228	(24,278)	333,146	83,000
Other Services	411,287	415,683	800,139	823,077
Total OpenSRS Services	12,508,356	10,896,579	24,431,887	21,346,790

YummyNames	250,529	181,143	436,084	359,450
Hover	475,369	576,809	988,579	1,143,595
Butterscotch	1,110	5,725	7,850	10,625
Network, other costs	1,150,684	2,002,841	2,307,046	3,952,569
Network, depreciation and amortization costs	517,879	848,201	999,787	1,747,495
	$14,903,927	$14,511,298	$29,171,233	$28,560,524
Increase over prior period	$392,629		$610,709
Increase - percentage	3%		2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008

OpenSRS :
Domain Services	80%	72%	81%	72%
Email Services	1%	0%	1%	0%
Other Services	3%	3%	3%	3%
Total OpenSRS Services	84%	75%	85%	75%

YummyNames	2%	1%	1%	1%
Hover	3%	4%	3%	4%
Butterscotch	0%	0%	0%	0%
Network, other costs	8%	14%	8%	14%
Network, depreciation and amortization costs	3%	6%	3%	6%
	100%	100%	100%	100%

Prepaid domain registration and other Internet services fees as of June 30, 2009 increased by $3.8 million, or 9%, to $43.7 million from $39.9 million at June 30, 2008.

OpenSRS

Costs for OpenSRS for the three months ended June 30, 2009 increased by $1.6 million, or 15% when compared to the three months ended June 30, 2008, while costs for OpenSRS for the six months ended June 30, 2009 increased by $3.1 million, or 15% when compared to the three months ended June 30, 2008. Higher domain registration volumes and increases in registration fees paid to the registries that were implemented in October 2007 and October 2008 accounted for $1.4 million of this increase for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008 and $2.9 million of this increase for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 and. In addition, $0.2 million of the increase resulted from licensing and royalty costs payable to third-party service providers for email services.

YummyNames

Costs for YummyNames for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 increased by $0.1 million, to $0.3 million and $0.4 million, respectively, as the total names in our portfolio continued to increase.

Hover

Costs for Hover for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 decreased by $0.1 million and $0.2 million, respectively, to $0.5 million and $1.0 million, respectively, and primarily reflect the lower revenue experienced during the periods as well as the impact that the sale of our retail hosting assets during Fiscal 2008 has had on our retail gross margins.

Network costs

Network costs before depreciation and amortization for the three months ended June 30, 2009 decreased by $0.9 million, or 43%, to $1.2 million, primarily as a result of lower bandwidth, support contract and workforce costs, each attributable to the closure and relocation of certain of our co-location facilities during September 2008. Network depreciation and amortization costs for the three months ended June 30, 2009 decreased by $0.3 million, or 39%, to $0.5 million, primarily as a result of certain of our older computer hardware being fully depreciated and not requiring replacement.

Network costs before depreciation and amortization for the six months ended June 30, 2009 decreased by $1.6 million, or 42%, to $2.3 million, primarily as a result of lower bandwidth, support contract and workforce costs, each attributable to the closure and relocation of certain of our co-location facilities during September 2008. Network depreciation and amortization costs for the six months ended June 30, 2009 decreased by $0.7 million, or 43%, to $1.0 million, primarily as a result of certain of our older computer hardware being fully depreciated and not requiring replacement.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar, during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008, has positively impacted network costs.

Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, the Hosted Messaging Business of Critical Path, Inc. in January 2006, Mailbank.com Inc. in June 2006 and IYD in July 2007.

The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, and for IYD over three years, while the technology acquired in connection with each of the acquisitions of the Hosted Messaging Assets of Critical Path, Inc. and the in-house software of Mailbank.com Inc. was amortized on a straight-line basis over two years.

We expect network costs to decrease for the fiscal year ending December 31, 2009 as compared to the 2008 fiscal year as we realize the benefits from completing the consolidation of some of the multiple systems we support, thereby reducing our overall space and resource utilization at our data centers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Sales and marketing	$1,339,167	$1,730,736	$2,692,343	$3,426,868
(Decrease)/increase over prior period	$(391,569)		$(734,525)
(Decrease)/increase - percentage	(23)%		(21)%
Percentage of net revenues	7%	8%	7%	9%

Sales and marketing expenses for the three months ended June 30, 2009 decreased by $0.4 million, or 23%, to $1.3 million from $1.7 million for the three months ended June 30, 2008. This decrease was primarily due to lower workforce costs, that resulted from the restructuring we undertook in November 2008, and lower marketing, conference and travel expenses incurred during the period.

Sales and marketing expenses for the six months ended June 30, 2009 decreased by $0.7 million, or 21%, to $2.7 million from $3.4 million for the six months ended June 30, 2008. This decrease was primarily due to lower workforce costs that resulted from the restructuring we undertook in November 2008. This decrease was partially offset by an increase in marketing and travel related costs of $0.1 million for the six months ended June 30 2009, as compared to the six months ended June 30, 2008.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar, during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008, has positively impacted sales and marketing expenses.

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

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Technical operations and development	$1,150,199	$1,573,741	$2,279,494	$3,139,595
Decrease over prior period	$(423,542)		$(860,101)
Decrease - percentage	(27)%		(27)%
Percentage of net revenues	6%	8%	6%	8%

Technical operations and development expenses for the three months ended June 30, 2009 decreased by $0.4 million, or 27%, to $1.2 million compared to $1.6 million during the three months ended June 30, 2008.

Technical operations and development expenses for the six months ended June 30, 2009 decreased by $0.8 million, or 27%, to $2.3 million compared to $3.1 million during the six months ended June 30, 2008.

This decrease for the three and six months ended June 30, 2009 resulted primarily from a decrease in workforce-related costs, including contract and outside service costs, that resulted from the restructuring we undertook in November 2008.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar, during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008, has positively impacted technical operations and development expenses.

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

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
General and administrative	$1,592,325	$1,551,858	$3,462,221	$3,091,290
Increase over prior period	$40,467		$370,931
Increase - percentage	3%		12%
Percentage of net revenues	8%	8%	9%	8%

General and administrative expenses for the three months ended June 30, 2009 remained relatively flat at $1.6 million compared to the three months ended June 30, 2008.

The slight increase in general and administrative expenses primarily resulted from recording a foreign exchange loss of $0.3 million during the three months ended June 30, 2009 as compared to a foreign exchange gain of $23,000 during the three months ended June 30, 2008 and an increase in workforce related costs of $0.1 million. The $0.3 million increase in foreign exchange was primarily due to the impact of translating our non-U.S. dollars to our functional currency of U.S. dollars, primarily the Canadian dollar which has significantly weakened relative to the U.S. dollar compared to the three months ended June 30, 2008. These increases were mostly offset by a decrease in net bank charges of $0.3 million as a result of our initiative introduced in January 2009 that recovered payment processing fees and a reduction of professional fees, telephone and facility costs of $0.1 million during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

General and administrative expenses for the six months ended June 30, 2009 increased by $0.4 million, or 12%, to $3.5 million as compared to $3.1 million for the six months ended June 30, 2008.

This increase primarily resulted from recording a foreign exchange loss of $1.1 million during the six months ended June 30, 2009 as compared to a foreign exchange gain of $0.1 million during the six months ended June 30, 2008. The $1.2 million increase was primarily due to the impact of translating our non-U.S. dollars to our functional currency of U.S. dollars, primarily the Canadian dollar, which has significantly weakened relative to the U.S. dollar compared to the six months ended June 30, 2008. In addition, general and administrative expenses increased by $0.1 million as a result of additional public listing, workforce related costs and donation expenses incurred during the period. This increase was partially offset by a decrease in net bank charges of $0.5 million as a result of our initiative introduced in January 2009 that recovered payment processing fees and a reduction of professional fees, facility costs, telephone, investor and public relations costs of $0.4 million during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar, during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008, has positively impacted general and administrative expenses.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Depreciation of property and equipment	$79,227	$58,861	$165,632	$119,931
Increase over prior period	$20,366		$45,701
Increase - percentage	35%		38%

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Amortization of intangible assets	$360,540	$376,954	$721,080	$762,115
Increase over prior period	$(16,414)		$(41,035)
Increase - percentage	(4)%		(5)%

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

(GAIN) LOSS IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

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

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
(Gain)/loss on change in fair value of forward contracts	$(1,938,821)	$(225,640)	$(2,024,164)	$29,793
Increase over prior period	$(1,713,181)		$(2,053,957)

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through December 2010. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended June 30, 2009 was a net gain of $1.9 million, as compared to a net gain of $0.2 million for the three months ended June 30, 2008. This net gain in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the six months ended June 30, 2009 was a net gain of $2.0 million, as compared to a net loss of $30,000 for the six months ended June 30, 2008.

At June 30, 2009 we reflect a derivative instrument asset of $49,000 on our balance sheet as a result of the foreign exchange contracts we have entered into.  Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar pair. As all of the remaining contracts pertaining to Fiscal 2009 will have matured during the course of Fiscal 2009, a derivative instrument liability pertaining to fiscal 2009 contracts of $0.4 million will reverse during Fiscal 2009 and will result in our recognizing an additional non-cash gain of this amount by December 31, 2009. This gain will, however, be impacted by any additional contracts, with maturity dates after June 30, 2009, that we may enter into and fluctuations in the value of our existing contracts that mature during Fiscal 2009 and Fiscal 2010.

OTHER INCOME AND EXPENSES

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Other income (expenses), net	$2,550,870	$1,366,344	$2,487,408	$1,156,360

Other income, net, increased by $1.2 million, or 87%, to $2.6 million as compared to $1.4 million during the three months ended June 30, 2008 and by $1.3 million, or 115%, to $2.5 million as compared to $1.2 million during the six months ended June 30, 2008.

The net increase during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 was primarily the result of the following:

In April 2009 we received $2.1 million from Afilias Inc. (“Afilias”) to complete the second closing under the terms of a stock redemption agreement signed in November 2008 whereby Tucows DE agreed to sell its investment in Afilias back to Afilias in three stages for $7.5 million. This sale resulted in a gain of $2.0 million for the quarter. Persuant to the terms of the agreement, the third and final payment, which is contingent on Afilias having sufficient distributable reserves, of approximately $2.0 million, will close on or before December 31, 2009.

In June 2009 we received an additional payment of $0.6 million in connection with Infonautics patents that we assigned in 2002 to a third party who continues to commercialize these patents. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party. This revenue is comparable to the $0.2 million we recognized in June 2008 in connection with these patents. As the costs of commercializing the patents are expected to increase in the future, we do not expect any future revenue received to be material.

Interest expense, net, decreased during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 by $0.1 million and $0.3 million, respectively, primarily as a result of the monthly capital repayments of $0.2 million and the annual cash sweep payment of $0.7 million we made in April 2009 pursuant to the terms of our Bank of Montreal credit facility.

As a result of the sale of certain shared hosting assets that were sold to Hostopia.com Inc., pursuant to the terms of a purchase and sale agreement signed with Tucows.com Co, a wholly-owned subsidiary of the Company, on May 7, 2008 we recorded a profit on the sale of these customer relationships of $1.1 million.

In June 2008, we received a dividend in the amount of $0.2 million from Afilias. Afilias has not paid any dividends during the three and six months ended June 30, 2009.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Provision for income taxes	$581,651	$30,000	$689,076	$61,134

For the three months ended June 30, 2009, we recorded a current tax expense of $0.6 million on income before income taxes of $5.1 million using an estimated effective tax rate for our 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us. Included in the income tax expense is a recovery of $174,000 for investment tax credits earned during the three months ended June 30, 2009. Comparatively, for the three months ended June 30 2008, we recorded an income tax expense of $30,000 on income before income taxes of $2.2 million primarily related to our estimate for federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

For the six months ended June 30, 2009, we recorded a current tax expense of $0.7 million on income before income taxes of $6.1 million using an estimated effective tax rate for our 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us. Included in the income tax expense is a recovery of $174,000 for investment tax credits earned during the three months ended June 30, 2009. Comparatively, for the six months ended June 30 2008, we recorded an income tax expense of $0.1 million on income before income taxes of $1.2 million primarily related to our estimate for federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

As of December 31, 2008, we recorded a valuation allowance of $10.8 million and a net deferred tax asset of $3.0 million. The net deferred tax asset has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets of $0.6 million and non-current deferred tax assets of $2.4 million as at December 31, 2008. No significant changes have occurred during the six month period ended June 30, 2009.

We analyze the carrying value of our deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with forecasts used to manage the business. During the three months ended June 30, 2009, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

We follow the provisions of FIN 48 to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $301,000 of gross unrecognized tax benefit as of December 31, 2008 and $209,000 as of June 30, 2009, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits in Canada earned during its 2008 fiscal year and certain state tax exposures from prior periods. During the six months ended June 30, 2009, the Company’s unrecognized tax benefits decreased by $205,000 as a result of the settlement of the Company’s 2006 and 2007 Canadian research and development tax credit claims. The Company increased its unrecognized tax benefits by $113,000 related to its 2008 research and development tax credit claim. The Company expects its 2009 research and development tax credit claim to be insignificant.

We recognize accrued interest and penalties to unrecognized tax benefit as a tax expense. We have not accrued any interest or penalties as of December 31, 2008 and June 30, 2009 as these amounts are not considered material.  We believe it is reasonably possible that $209,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of the Company’s 2008 research and development claim for the credits, and that the state tax matters will also be settled, within that period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our principal sources of liquidity were cash flows generated from operations and cash and cash equivalents of $7.4 million, as compared to $5.4 million at December 31, 2008. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our condensed consolidated balance sheets, which impacted amounts shown in our condensed consolidated statement of cash flows.

Net cash provided by operating activities for the six months ended June 30, 2009 totaled $3.5 million, compared to $2.7 million for the six months ended June 30, 2008. This increased contribution of $0.8 million was primarily attributable to an increase in our net income of $0.8 million, after reducing net income by $3.7 million for non-cash items.

We used $3.5 million in financing activities during the six months ended June 30, 2009. We used $1.8 million to buy back 4.2 million shares pursuant to the terms of a Dutch Auction Tender Offer during March 2009, and pursuant to the terms of our non-revolving, reducing credit facility, we made equal monthly capital repayments of $1.0 million. Under this credit facility, based on our 2008 fiscal year operating results, we also made a cash sweep payment for Fiscal 2009 of $0.7 million on May 1, 2009. We currently estimate that the cash sweep payment for Fiscal 2009 year, payable during the three months ending June 30, 2010 will amount to approximately $1.2 million.

Investing activities generated net cash of $2.0 million for the six months ended June 30, 2009. This generation of cash is attributable to the $2.1 million we received on the second closing under the terms of the sale of our investment in Afilias in May 2009. This increase in cash was offset by $0.1 million that we have invested during the six months ended June 30, 2009 to acquire additional property and equipment.

On July 14, 2009 we announced that we successfully concluded a second modified “Dutch Auction Tender Offer” that was previously announced on May 26, 2009. Under the terms of the offer, we repurchased an aggregate of 1,103,824 shares of its common stock at a purchase price of $0.45 per share, for a total of $496,721, excluding transaction costs of $56,936. The purchase price was funded from available cash. Of the 1,103,824 shares purchased, 1,000,000 were shares that we offered to purchase in the offer and 103,824 where shares purchased pursuant to our right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.45 per share was approximately 99.8%. For this purpose, shares tendered at $0.45 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of July 14, 2009, we had 67,852,896 shares issued and outstanding, as all shares repurchased were immediately retired.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures, loan repayments and our announced share buy back program for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2009. We are also subject to market risk exposure related to changes in interest rates on our non-revolving, reducing credit facility with The Bank of Montreal. Any changes in interest rates are not expected to be material. Fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

Although our functional currency is the U.S. dollar, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into foreign exchange forward plus and window contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. The contracts, entered into in September and October 2008 will be utilized over the period ending December 31, 2009. The contracts, entered into in March, April and June 2009, will be utilized over the period ending December 2010.

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

On April 1, 2009, we entered into a series of foreign exchange forward contracts designed to meet estimated Canadian dollar needs for our 2010 fiscal year. These contracts, collectively, have a notional value of US$3 million, whereby US$500,000 is converted into Canadian dollars on a semi-monthly basis from July 2010 to September 2010 at a foreign exchange rate of US$1.00: Cdn$1.2447.

On June 8, 2009, we entered into a series of foreign exchange forward contracts to begin to hedge a portion of our 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$4.497 million, whereby:

•                  US$133,000 is converted into Canadian dollars on a semi-monthly basis from January 2010 to May 2010;

•                  US$400,000 is converted into Canadian dollars on a semi-monthly basis from May 2010 to June 2010; and

•                  US$500,000 is converted into Canadian dollars on a semi-monthly basis from October 2010 to December 2010.

All of these amounts are converted at a foreign exchange rate of US$1.00: Cdn$1.1072.

On June 15, 2009, we entered into a series of foreign exchange forward contracts to begin to hedge a portion of our 2010 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$720,000, whereby US$80,000 is converted into Canadian dollars on a semi-monthly basis from January 2010 to May 2010 at a foreign exchange rate of US$1.00: Cdn$1.1252.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in our consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the three months ended June 30, 2009 for the contracts in place at June 30, 2009 was a net gain of approximately $1.9 million, and for the three months ended June 30, 2008, the impact was a net gain of approximately $0.2 million, which is reflected in our consolidated statements of operations.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for the six months ended June 30, 2009 for the contracts in place at June 30, 2009 was a net gain of approximately $2.0 million, and for the six months ended June 30, 2008, the impact was a net loss of approximately $30,000, which is reflected in our consolidated statements of operations.

As of June 30, 2009, we had foreign currency forward contracts in the amount of $23.2 million outstanding.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2009. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2009 of approximately $0.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

On July 14, 2009 the Company announced that it successfully concluded a second modified “Dutch Auction Tender Offer” that was previously announced on May 26, 2009. Under the terms of the offer, the Company repurchased an aggregate of 1,103,824 shares of its common stock at a purchase price of $0.45 per share, for a total of $496,720.80, excluding transaction costs of $56,936. The purchase price was funded from available cash. Of the 1,103,824 shares purchased, 1,000,000 were shares the Company offered to purchase in the offer and 103,824 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.45 per share was approximately 99.8%. For this purpose, shares tendered at $0.45 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of July 14, 2009, the Company had 67,852,896 shares issued and outstanding, as all shares repurchased were immediately retired.

In the three and six months ended June 30, 2009, no shares of common stock were repurchased by the Company under the stock buyback program that was in effect from May 12, 2008 through May 11, 2009.

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

Date: August 14, 2009	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

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