Form 10-Q
period 2009-09-30
TUCOWS INC /PA/
filed 2009-11-13
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, there were 67,080,353 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,154,455	$5,427,467
Accounts receivable, net of allowance for doubtful accounts of $125,000 as of September 30, 2009 and $125,000 as of December 31, 2008	3,929,882	3,200,362
Prepaid expenses and deposits	2,743,505	2,274,043
Derivative instrument assets (note 6)	1,927,475	—
Prepaid domain name registry and ancillary services fees, current portion	31,513,882	29,212,610
Deferred tax asset, current portion	590,000	590,000
Total current assets	48,859,199	40,704,482

Prepaid domain name registry and ancillary services fees, long-term portion	12,143,175	11,855,971
Property and equipment	2,148,509	3,072,958
Deferred financing charges	49,300	78,500
Deferred tax asset, long-term portion	2,410,000	2,410,000
Intangible assets (note 4)	19,041,083	20,206,996
Goodwill	17,990,807	17,990,807
Investment	—	200,000
Total assets	$102,642,073	$96,519,714

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,373,068	$1,633,830
Accrued liabilities	1,888,427	2,000,146
Customer deposits	3,764,320	3,319,241
Derivative instrument liabilities (note 6)	—	1,974,919
Loan payable, current portion (note 5)	3,698,685	2,624,242
Deferred revenue, current portion	40,303,458	37,985,821
Accreditation fees payable, current portion	508,180	510,548
Total current liabilities	51,536,138	50,048,747

Deferred revenue, long-term portion	16,198,501	16,201,804
Accreditation fees payable, long-term portion	187,285	187,374
Loan payable, long-term portion (note 5)	—	3,235,125
Deferred tax liability, long-term portion	4,899,000	5,396,000

Stockholders’ equity (note 11)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 67,865,096 shares issued and outstanding as of September 30, 2009 and 73,073,782 shares issued and outstanding as of December 31, 2008	14,187,313	15,198,358
Additional paid-in capital	47,601,377	48,714,676
Deficit	(31,967,541)	(42,462,370)
Total stockholders’ equity	29,821,149	21,450,664
Total liabilities and stockholders’ equity	$102,642,073	$96,519,714

See accompanying notes to unaudited consolidated financial statements

Subsequent events (note 14).

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net revenues	$20,496,129	$20,147,195	$60,609,673	$59,308,731

Cost of revenues:
Cost of revenues (*)	14,770,868	13,981,247	42,942,314	40,794,276
Depreciation of property and equipment	475,445	795,445	1,416,834	2,437,542
Amortization of intangible assets	29,199	29,199	87,597	134,597
Total cost of revenues	15,275,512	14,805,891	44,446,745	43,366,415

Gross profit	5,220,617	5,341,304	16,162,928	15,942,316

Expenses:
Sales and marketing (*)	1,568,727	1,705,512	4,261,070	5,132,380
Technical operations and development (*)	1,142,331	1,527,237	3,421,825	4,666,832
General and administrative (*)	1,145,951	1,714,563	4,608,173	4,805,853
Depreciation of property and equipment	64,704	57,386	230,336	177,317
Loss on disposition of property and equipment	40,369	498,529	40,369	498,529
Amortization of intangible assets	360,540	360,540	1,081,620	1,122,655
(Gain) / loss in fair value of forward exchange contracts	(1,878,230)	525,571	(3,902,394)	555,364
Total expenses	2,444,392	6,389,338	9,740,999	16,958,930

Income (loss) from operations	2,776,225	(1,048,034)	6,421,929	(1,016,614)

Other income (expenses):
Interest income (expense), net	(52,887)	(90,859)	(178,669)	(467,264)
Other income	1,880,000	1,098,245	4,493,190	2,631,010
Total other income (expenses)	1,827,113	1,007,386	4,314,521	2,163,746

Income (loss) before provision for income taxes	4,603,338	(40,648)	10,736,450	1,147,132

Income tax (recovery) expense (note 7)	(447,455)	30,000	241,621	91,134
Net income (loss) for the period	$5,050,793	$(70,648)	$10,494,829	$1,055,998

Basic earnings (loss) per common share (note 8)	$0.07	$(0.00)	$0.15	$0.01

Shares used in computing basic earnings (loss) per common share (note 8)	68,008,871	73,923,542	69,841,981	73,903,998

Diluted earnings (loss) per common share (note 8)	$0.07	$(0.00)	$0.15	$0.01

Shares used in computing diluted earnings (loss) per common share (note 8)	68,874,517	74,817,244	70,156,521	75,245,047

See accompanying notes to consolidated financial statements

(*) Stock-based compensation has been included in expenses as follows:

Cost of revenues	$3,860	$5,500	$12,227	$14,600
Sales and marketing	$12,807	$17,200	$42,764	$48,500
Technical operations and development	$12,395	$13,100	$34,116	$41,800
General and administrative	$70,748	$52,500	$142,641	$128,600

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Cash provided by (used in):
Operating activities:

Net income (loss) for the period	$5,050,793	$(70,648)	$10,494,829	$1,055,998
Items not involving cash:
Depreciation of property and equipment	540,149	852,831	1,647,170	2,614,859
Loss on disposition of property and equipment	40,369	498,529	40,369	498,529
Amortization of deferred financing charges	9,100	12,200	29,200	38,400
Amortization of intangible assets	389,739	389,739	1,169,217	1,257,252
Gain on disposal of investment in Afilias	(1,880,000)	—	(3,890,395)	—
Gain on sale of customer relationships	—	(921,384)	—	(2,042,449)
Reduction of deferred tax liability	(497,000)	—	(497,000)	—
Disposal of domain names	649	4,705	2,596	4,705
Unrealized (gain)/loss in the fair value of forward exchange contracts	(1,878,230)	525,571	(3,902,394)	555,364
Stock-based compensation	99,810	88,300	231,748	233,500
Change in non-cash operating working capital:
Accounts receivable	(465,454)	(518,310)	(729,520)	(234,387)
Prepaid expenses and deposits	419,761	641,629	(469,462)	536,392
Prepaid fees for domain name registry and ancillary services fees	33,425	(775,955)	(2,588,476)	(4,482,752)
Accounts payable	(977,967)	(480,839)	(597,560)	(231,770)
Accrued liabilities	(115,362)	(177,701)	(111,719)	(868,765)
Customer deposits	592,612	(167,691)	445,079	(148,692)
Deferred revenue	(398,657)	(9,699)	2,314,334	3,767,955
Accreditation fees payable	(46,762)	6,245	(2,457)	40,365
Income taxes payable	(835,398)	—	—	—

Net cash provided by (used in) operating activities	81,577	(102,478)	3,585,559	2,594,504

Financing activities:
Proceeds received on exercise of stock options	—	—	25,422	9,450
Repurchase of common stock	(570,335)	—	(2,381,514)	—
Repayment of loan payable	(478,561)	(478,561)	(2,160,682)	(8,435,681)

Net cash used in financing activities	(1,048,896)	(478,561)	(4,516,774)	(8,426,231)

Investing activities:
Cost of domain names acquired	—	—	(5,900)	(8,944)
Additions to property and equipment	(281,282)	(627,024)	(426,292)	(1,922,764)
Sale of customer relationships	—	921,384	—	2,343,114
Proceeds on disposition of property and equipment	—	66,039	—	66,039
Proceeds on disposal of investment in Afilias	1,980,000	—	4,090,395	—
Decrease in cash held in escrow	—	(5,396)	—	(18,161)
Net cash provided by investing activities	1,698,718	355,003	3,658,203	459,284

Increase (decrease) in cash and cash equivalents	731,399	(226,036)	2,726,988	(5,372,443)

Cash and cash equivalents, beginning of period	7,423,056	2,947,069	5,427,467	8,093,476
Cash and cash equivalents, end of period	$8,154,455	$2,721,033	$8,154,455	$2,721,033

Supplemental cash flow information:
Interest paid	$52,983	$100,060	$181,012	$552,298

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$343,777	$117,733	$343,777	$117,733

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2009 and the results of operations and cash flows for the interim periods ended September 30, 2009 and 2008. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the nine months ended September 30, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Subsequent events

The Company recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet date, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed to the notes to the unaudited interim consolidated financial statements. Subsequent events have been evaluated through November 13, 2009, the date of the issuance of these unaudited interim consolidated financial statements.

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Subtopic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments in interim and annual reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company. The disclosures required by the guidance are presented in Note 5 “Loan payable.”

In May 2009, FASB issued ASC Subtopic 855-10, “Subsequent Events”. This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Subtopic 855-10 also clarifies the types of subsequent events a Company shall, or shall not, recognize in the financial statements. The statement is effective for financial statement periods ending after June 15, 2009.

The Company adopted ASC Subtopic 855-10 on June 30, 2009 and the adoption did not result in significant changes in our recognition or disclosure of subsequent events in the financial statements. However, it does require us to disclose the date through which we have evaluated subsequent events and the basis for that date. Our evaluation of subsequent events is disclosed in Note 2 “Basis of Presentation.”

In June 2009, we adopted FASB ASC Subtopic 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which addresses measuring fair value for situations in which there has been a significant decrease in trading activity for an asset or liability. The adoption of this guidance in the second quarter of 2009 did not have a material impact on our interim consolidated financial statements.

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”).  The Codification has become the single source of authoritative non-government U.S generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements.  The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP.  All other U.S. GAAP literature is considered non-authoritative.  This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We have adopted the Codification in our third quarter of Fiscal 2009.  There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”).  Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  This guidance is effective for interim and annual periods beginning after August 27, 2009, which will be our fourth quarter of 2009, and applies to all fair-value measurements of liabilities required by GAAP.  We are currently assessing the impact of Update 2009-05 on our future consolidated financial statements.

In October 2009, the SEC announced that public companies with a public float below $75 million must begin to comply with the final stage of Section 404 that requires auditor attestation of the effectiveness of internal control over financial reporting, beginning with annual reports for fiscal years ending on or after June 15, 2010. The previous effective date was for fiscal years ending on or after December 15, 2009.  As a result, the Company will now be required to provide the attestation reports commencing with its fiscal year ending December 31, 2010.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“Update 2009-13”). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the impact of Update 2009-13 on our future consolidated financial statements.

4. INTANGIBLE ASSETS:

Intangible assets consist of acquired technology, brand, customer relationships, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, with the exception of the surname and portfolio domain names that have been determined to have an indefinite life.

A summary of acquired intangible assets for the three months ended September 30, 2009 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, June 30, 2009	$383,326	$770,340	$4,045,940	$12,134,355	$2,097,510	$19,431,471
Sale of domain names	—	—	—	(649)	—	(649)
Amortization expense	(29,199)	(41,760)	(318,780)	—	—	(389,739)
Net book value, September 30, 2009	$354,127	$728,580	$3,727,160	$12,133,706	$2,097,510	$19,041,083

A summary of acquired intangible assets for the nine months ended September 30, 2009 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2008	$441,724	$853,860	$4,683,500	$12,131,502	$2,096,410	$20,206,996
Purchase of domain names	—	—	—	4,800	1,100	5,900
Sale of domain names	—	—	—	(2,596)	—	(2,596)
Amortization expense	(87,597)	(125,280)	(956,340)	—	—	(1,169,217)
Net book value, September 30, 2009	$354,127	$728,580	$3,727,160	$12,133,706	$2,097,510	$19,041,083

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9.6 million with a Canadian chartered bank to finance the purchase of Innerwise, Inc. in July 2007. Effective February 23, 2009, the Company agreed to amend the interest rate payable from the bank’s US Base rate plus 0.50% per annum to the bank’s US Base rate plus 1.50% per annum. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is five years. Tucows may prepay this loan in full or in part without any premium or penalty. The credit facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the credit facility may limit the amount of our capital expenditures. The credit facility is collateralized by a first lien on, and pledge of, the majority of the combined Company’s present and future property and assets (subject to certain exclusions). As of September 30, 2009, the Company continued to comply with all covenants of the credit facility.

Pursuant to the terms of the facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as equal monthly principal repayments of approximately $160,000. Based on the assessment of the audited results for its 2008 fiscal year, the Company made a cash sweep payment for its 2008 fiscal year amounting to $0.7 million which was paid on May 1, 2009. The Company currently estimates that the cash sweep payment for its 2009 fiscal year, payable during the three months ending June 30, 2010, will be sufficient to pay off in full the outstanding balance of our non-revolving, reducing credit facility. Accordingly, this amount has now been classified as a current liability at September 30, 2009.

Principal loan repayments are as follows:

Current portion (including an estimate for a cash sweep payment which will be based on our audited 2009 results and will be payable during the three months ending June 30, 2010, which we believe will be sufficient to fully retire the remaining balance of our non-revolving, reducing credit facility):

October 2009 — June 2010	$3,698,685

The Company uses interest rates that are currently available to the Company for issuance of loans on similar terms and remaining maturities to estimate the fair value of the Company’s loan payable. The estimated fair value of the Company’s loan payable at September 30, 2009 was $ 3,688,326, compared to a carrying amount of $3,698,685 at September 30, 2009.

6. DERIVATIVE INSTRUMENT ASSETS / LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at September 30, 2009 was a net unrealized gain of $1.9 million (as compared to a net unrealized loss of $2.0 million at December 31, 2008). The unrealized gains / losses are a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end. The net unrealized gain of our foreign currency contracts during the three and nine months ended September 30, 2009 is due primarily to the favorable movement in exchange rates between the Canadian and U.S. dollars and the settlement of contracts with significant losses.

At September 30, 2009, the Company had forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars as follows:

	Notional	Weighted average
	amount of	exchange rate of	Fair value
Maturity date	U.S. dollars	U.S. dollars	gain

October - December 2009	$3,000,000	0.8651	$245,924
January - March 2010	4,278,000	0.8297	547,750
April - June 2010	4,439,000	0.8328	549,508
July - September 2010	3,000,000	0.8034	494,324
October - December 2010	2,500,000	0.9032	89,969
Total	$17,217,000	0.8369	$1,927,475

During the three months ended September 30, 2009, no new foreign currency contracts were entered into by the Company.

The Company is not required to apply hedge accounting and, therefore, for the three months ended September 30, 2009, the Company recorded a gain of $1.9 million in the fair value of forward contracts in its consolidated statements of operations. For the three months ended September 30, 2008, the Company recorded a loss on forward contracts of $0.5 million. For the nine months ended September 30, 2009, the Company recorded a gain of $3.9 million in the fair value of forward contracts in its consolidated statements of operations. For the nine months ended September 30, 2008, the Company recorded a loss on forward contracts of $0.6 million.

7. INCOME TAXES

For the nine months ended September 30, 2009, the Company recorded an income tax expense of $242,000, which included current tax expense of $913,000 on income before taxes of $10.7 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company. Included in the income tax expense is a recovery of $174,000 for investment tax credits earned during the period, as well as a reduction of $497,000 in the Company’s recorded deferred tax liability. The reduction in the deferred tax liability relates to the rate at which the Company expects the temporary differences resulting from its unlimited life intangibles to reverse. This change in estimate arose as a result of the Company no longer being subject to state tax in the United States given the change in the jurisdictions in which the Company now operates.

Comparatively, for the nine months ended September 30, 2008, the Company recorded a current tax expense of $91,000 on income before taxes of $1.1 million primarily related to our estimate for federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

As of December 31, 2008, the Company recorded a valuation allowance of $10.8 million and a net deferred tax asset of $3.0 million. The net deferred tax asset has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets of $0.6 million and non-current deferred tax assets of $2.4 million as at December 31, 2008. No significant changes have occurred during the nine month period ended September 30, 2009.

The Company analyzes the carrying value of its deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with other forecasts used to manage the business. During the nine months ended September 30, 2009, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company follows the provisions of Accounting Standards Codification (“FASB ASC”): Topic 740, Income Taxes, in accounting for income tax exposures. The application of this interpretation requires a two-step accounting process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $301,000 of gross unrecognized tax benefit as of December 31, 2008 and $209,000 of gross unrecognized tax benefit as of September 30, 2009, which if recognized, would favorably affect its income tax rate in future periods.  The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits in Canada earned during its 2008 fiscal year and certain state tax exposures from prior periods. During the nine months ended September 30, 2009, the Company’s unrecognized tax benefits decreased by $205,000 as a result of the settlement of the Company’s 2006 and 2007 Canadian research and development tax credit claims. The Company increased its unrecognized tax benefits by $113,000 related to its 2008 research and development tax credit claim. The Company expects its 2009 research and development tax credit claim to be insignificant.

The Company recognizes accrued interest and penalties to unrecognized tax benefit as a tax expense. The Company has not accrued any interest or penalties as of December 31, 2008 and September 30, 2009. The Company believes it is reasonably possible that $209,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of the Company’s 2008 research and development claim for the credits, and that the state tax matters will also be settled, within that period.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Numerator for basic and diluted earnings per common share:
Income for the period	$5,050,793	$(70,648)	$10,494,829	$1,055,998
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	68,008,871	73,923,542	69,841,981	73,903,998
Effect of outstanding stock options	865,646	893,702	314,540	1,341,049
Diluted weighted average number of shares outstanding	68,874,517	74,817,244	70,156,521	75,245,047
Basic earnings per common share	$0.07	$0.00	$0.15	$0.01
Diluted earnings per common share	$0.07	$0.00	$0.15	$0.01

Options to purchase 3,468,420 common shares that were outstanding as of the three months ended September 30, 2009 were not included in the computation of diluted income per common share because all such options had an exercise price greater than the average market price of the common shares (during the three months ended September 30, 2008, options to purchase 3,217,828 shares of common stock were outstanding).

Options to purchase 4,015,587 common shares that were outstanding as of the nine months ended September 30, 2009 were not included in the computation of diluted income per common share because all such options had an exercise price greater than the average market price of the common shares (during the nine months ended September 30, 2008, options to purchase 2,341,230 shares of common stock were outstanding).

On March 23, 2009, 4,185,769 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer, and on July 14, 2009, an additional 1,103,824 common shares were repurchased and cancelled under the terms of a second modified Dutch tender offer. This reduction in the number of shares outstanding has been included in the computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2009 (see note 11).

On October 2, 2009, subsequent to the quarter end, the Company repurchased and cancelled an additional 784,643 common shares under the terms of a third modified Dutch auction tender offer (see note 14).

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$15,097,640	$13,688,084	$44,037,596	$39,828,983
Email Services	842,262	1,516,726	2,838,052	4,642,977
Other Services	1,109,341	1,104,374	3,295,789	3,339,758
Total OpenSRS Services	17,049,243	16,309,184	50,171,437	47,811,718

YummyNames	1,781,725	1,264,903	5,102,315	4,042,830
Hover	1,203,742	2,071,200	3,763,155	5,757,890
Butterscotch	461,419	501,908	1,572,766	1,696,293
	$20,496,129	$20,147,195	$60,609,673	$59,308,731

No customer accounted for more than 10% of revenue for the three or nine months ended September 30, 2009 or the three or nine months ended September 30, 2008. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of September 30, 2009, no customer accounted for more than 10% of accounts receivable. As of September 30, 2008, two customers accounted for approximately 24% of accounts receivable.

(b)                                 The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$12,325,620	$11,015,952	$35,624,222	$31,456,663
Email Services	103,071	161,848	436,216	244,848
Other Services	411,949	403,431	1,212,087	1,226,508
Total OpenSRS Services	12,840,640	11,581,231	37,272,525	32,928,019

YummyNames	218,371	182,614	654,456	542,065
Hover	493,181	558,190	1,481,761	1,701,786
Butterscotch	25,491	4,600	33,341	15,225
Network, other costs	1,193,185	1,654,612	3,500,231	5,607,181
Network, depreciation and amortization costs	504,644	824,644	1,504,431	2,572,139
	$15,275,512	$14,805,891	$44,446,745	$43,366,415

(c)                                  The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2009	December 31, 2008

Canada	$1,603,231	$2,292,358
United States	539,026	752,274
United Kingdom	6,252	28,326
	$2,148,509	$3,072,958

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2009 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2009:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Exercise of stock options	68,707	46,858	(21,436)	—	25,422
Repurchase and retirement of shares	(4,185,769)	(837,138)	(974,041)	—	(1,811,179)
Stock-based compensation	—	—	131,938	—	131,938
Issuance of restricted stock	12,600	—	—	—	—
Cancellation of restricted stock	(100)	—	—	—	—
Net income for the period	—	—	—	5,444,036	5,444,036
Balances, June 30, 2009	68,969,220	14,408,078	47,851,137	(37,018,334)	25,240,881

Stock-based compensation	—	—	99,810	—	99,810
Cancellation of restricted stock	(300)	—	—	—	—
Repurchase and retirement of shares	(1,103,824)	(220,765)	(349,570)	—	(570,335)
Net income for the period	—	—	—	5,050,793	5,050,793
Balances, September 30, 2009	67,865,096	$14,187,313	$47,601,377	$(31,967,541)	$29,821,149

The following unaudited table summarizes stockholders’ equity transactions for the period ended September 30, 2008:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Stock-based compensation	—	—	145,200	—	145,200
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Net income for the period	—	—	—	1,126,646	1,126,646
Balances, June 30, 2008	73,923,542	15,368,310	48,674,568	(43,410,533)	20,632,345

Stock-based compensation	—	—	88,300	—	88,300
Net loss for the period	—	—	—	(70,648)	(70,648)
Balances, September 30, 2008	73,923,542	$15,368,310	$48,762,868	$(43,481,181)	$20,649,997

On March 23, 2009, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on February 12, 2009. Under the terms of the offer, the Company repurchased an aggregate of 4,185,769 shares of its common stock at a purchase price of $0.41 per share, for a total of $1,716,132, excluding transaction costs of $95,046. The purchase price was funded from available cash. Of the 4,185,769 shares purchased, 4,000,000 were shares the Company offered to purchase in the offer and 185,769 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of March 23, 2009, the Company had 68,888,092 shares issued and outstanding, as all shares repurchased were immediately retired.

On July 14, 2009 the Company announced that it successfully concluded a second modified Dutch auction tender offer that was previously announced May 26, 2009. Under the terms of the offer, the Company repurchased an aggregate of 1,103,824 shares of its common stock at a purchase price of $0.45 per share, for a total of $496,721, excluding transaction costs of $73,614. The purchase price was funded from available cash. Of the 1,103,824 shares purchased, 1,000,000 were shares the Company offered to purchase in the offer and 103,824 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.45 per share was approximately 99.82%. For this purpose, shares tendered at $0.45 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of July 14, 2009, the Company had 67,865,396 shares issued and outstanding, as all shares repurchased were immediately retired.

On October 2, 2009, subsequent to the quarter end, the Company repurchased and cancelled an additional 784,643 common shares under the terms of a third modified Dutch auction tender offer (see note 14).

On May 6, 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. The Company had repurchased 849,760 shares under this repurchase program, which expired on May 11, 2009.

12. SHARE-BASED PAYMENTS

(a)                                  Stock options:

The Company’s 1996 Stock Option Plan (the “1996 Plan”) was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the 1996 Plan was 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the 1996 Plan vest over a four-year period. The 1996 Plan expired on February 25, 2006 and no options were issued from the 1996 Plan after that date.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the guidance on stock compensation. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company’s common shares. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of our common shares at the date of grant.

During the three months ended September 30, 2009, 200,000 stock options were granted as compared to 180,000 stock options granted during the three months ended September 30, 2008.

During the nine months ended September 30, 2009, 225,000 stock options were granted as compared to 1,251,000 stock options granted during the nine months ended September 30, 2008.

The fair value of stock options granted during the three and nine months ended September 30, 2009 and during the three and nine months ended September 30, 2008 was estimated using the following assumptions:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Volatility	82.0%	60.6%	81.6%	65.4%
Risk-free interest rate	1.2%	2.7%	1.2%	2.9%
Expected life (in years)	2.50	4.75	2.50	4.75
Dividend yield	—%	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.28	$0.19	$0.26	$0.31

Details of stock option transactions for the three months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,029,258	$0.56	4,974,111	$0.48
Granted	200,000	0.56	—	—
Exercised	—	—	—	—
Forfeited	(35,656)	0.72	(2,313)	0.92
Expired	—	—	—	—
Outstanding, end of period	7,193,602	$0.56	4,971,798	$0.48
Options exercisable, end of period	6,060,574	$0.53	4,949,204	$0.48

Details of stock option transactions for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,282,777	$0.56	5,048,517	$0.48
Granted	225,000	0.54	—	—
Exercised	(68,707)	0.37	(35,000)	0.27
Forfeited	(203,968)	0.58	(36,719)	0.675
Expired	(41,500)	0.80	(5,000)	0.27
Outstanding, end of period	7,193,602	$0.56	4,971,798	$0.48
Options exercisable, end of period	6,060,574	$0.53	4,949,204	$0.48

The stock options expire on various dates through 2016.

As of September 30, 2009, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,725,182	$0.38	3.8	$848,956	3,725,144	$0.38	$848,947
$0.52-$0.69	1,807,829	$0.59	5.2	37,592	1,150,789	$0.58	31,771
$0.80-$0.99	1,630,417	$0.87	3.2	—	1,154,469	$0.88	—
$2.21-$4.84	30,174	$2.82	0.4	—	30,172	$2.82	—
	7,193,602	$0.56		$886,548	6,060,574	$0.53	$880,718

Total unrecognized compensation cost relating to unvested stock options at September 30, 2009, prior to the consideration of expected forfeitures, was approximately $383,000 and is expected to be recognized over a weighted average period of 2.1 years.

The Company recorded stock-based compensation of $99,810 and $88,300 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded stock-based compensation of $231,748 and $233,500 for the nine months ended September 30, 2009 and 2008, respectively.

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

The fair value of restricted stock awards granted during the nine months ended September 30, 2009 was estimated using the closing share price of the Company’s common stock on the NYSE Amex on the date preceding the date that the restricted stock awards were issued.

Details of restricted stock awards transactions for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Number of shares	Weighted average fair value per share	Number of shares	Weighted average fair value per share
Outstanding, beginning of period	—	$—	—	—
Granted	12,600	0.32
Forfeited	400	0.32	—	—
Outstanding, end of period	12,200	$0.32	—	—
Restricted stock awards exercisable, end of period	—	—	—	—

Total unrecognized compensation cost relating to unvested restricted stock awards at September 30, 2009, prior to the consideration of expected forfeitures, was approximately $3,000 and is expected to be recognized over a weighted average period of 3.5 years.

The Company recorded stock-based compensation of $221 for the three months ended September 30, 2009 and $451 for the nine months ended September 30, 2009.

13. FAIR VALUE MEASUREMENT

FASB ASC: Topic 820, Fair Value Measurements and Disclosures establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides a summary of the fair values of the Company’s assets measured at fair value on a recurring basis:

	September 30, 2009
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Forward Plus Contracts	$—	$1,927,475	$—	$1,927,475
Total Assets	$—	$1,927,475	$—	$1,927,475

14. SUBSEQUENT EVENTS

During October 2009, the Company entered into foreign exchange forward contracts to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $5.8 million, whereby $5.8 million is converted into Canadian dollars during 2010 at an average foreign exchange rate of US$1.00: Cdn$1.0617.

During October 2009, the Company entered into foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $5.2 million, whereby $5.2 million is converted into Canadian dollars during 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0669.

On October 2, 2009, the Company announced that it successfully concluded a third modified “Dutch auction tender offer” that was previously announced on August 20, 2009. Under the terms of the offer, the Company repurchased an aggregate of 784,643 shares of its common stock at a purchase price of $0.60 per share, for a total of $470,786, excluding transaction costs of $48,440. The purchase price was funded from available cash. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of October 2, 2009, the Company had 67,080,453 shares issued and outstanding, as all shares repurchased were immediately retired.

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

This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements except to the extent of any obligations under the Securities Exchange Act of 1934 or the Securities Act of 1933. These statements are not guarantees of future performance.

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

To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies we categorize our revenue into the following services:

OpenSRS, our wholesale service, manages over nine million domain names, millions of mailboxes and tens of thousands of digital certificates through a network of over 9,000 web hosts, Internet service providers, or ISPs, and other resellers around the world, including Platypus, our billing service, which provides ISPs with an industry-specific solution for billing, service provisioning and customer account management.

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

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, that provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 1,500 videos and over 46,000 software listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and Internet services providers.

We periodically acquire companies or technology when we determine that the related products or technology are strategic or complementary to our current or future service offerings, as opportunities arise. For example:

•                  On July 25, 2007, we acquired Innerwise, Inc., or IYD, a privately held, Internet Corporation for Assigned Names and Numbers, or ICANN, accredited registrar offering domain services through a worldwide wholesale affiliate network.

•                  On June 19, 2006, we acquired Mailbank.com, Inc. (doing business as NetIdentity). We use the assets from this acquisition to offer personalized Internet services directly to end-users through Hover and to resellers through OpenSRS’ Personal Names Service, as well as to generate income from the parked page of each domain address.

•                  To expand our presence in the email market, on January 3, 2006, we acquired all of the Hosted Messaging assets of Critical Path, Inc.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage over eight million domains.

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain services, (b) email services and (c) other services currently consisting of secure sockets layer, or SSL, certificates, blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users along with billing solutions for ISPs.

OpenSRS Domain Service

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

As of September 30, 2009, we offer registration services for the gTLDs .com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains, or ccTLDs. at, .be, .ca, .cc, .ch, .cn, .de, ..dk, .es, .eu, .fr, .it, .li, .me, .mx .nl, .tv, .uk, and .us.

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

OpenSRS Email Service

We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account per month basis, and provides resellers with a reliable, scalable “white label” hosted email solution that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 2GB of email storage.

We earn fees for email services when they are activated. Email services are generally purchased monthly and at month-end, are either deducted on a pre-authorized basis from reseller’s deposit account, or are invoiced.

Other OpenSRS Services

Other services currently consist of SSL certificates; blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users, as well as the provision of billing, provisioning and customer care software solutions to Internet Service Providers through our Platypus billing software.

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

Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that we do not meet the minimum number of impressions that we guarantee to customers post-presentation, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Custom video production revenue is recognized on acceptance of the completed video by the customer.

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

During the nine months ended September 30, 2009, there have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$15,097,640	$13,688,084	$44,037,596	$39,828,983
Email Services	842,262	1,516,726	2,838,052	4,642,977
Other Services	1,109,341	1,104,374	3,295,789	3,339,758
Total OpenSRS Services	17,049,243	16,309,184	50,171,437	47,811,718

YummyNames	1,781,725	1,264,903	5,102,315	4,042,830
Hover	1,203,742	2,071,200	3,763,155	5,757,890
Butterscotch	461,419	501,908	1,572,766	1,696,293
	$20,496,129	$20,147,195	$60,609,673	$59,308,731
Increase over comparative period	$348,934		$1,300,942
Increase - percentage	2%		2%

The following table presents our revenues, by revenue source, as a percentage of total revenues

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	74%	69%	73%	66%
Email Services	4%	8%	5%	8%
Other Services	5%	5%	5%	6%
Total OpenSRS Services	83%	82%	83%	80%

YummyNames	9%	6%	8%	7%
Hover	6%	10%	6%	10%
Butterscotch	2%	2%	3%	3%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at September 30, 2009 increased to $56.5 million from $54.4 million at September 30, 2008.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2009 and, at September 30, 2009, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

Net revenues from OpenSRS revenue for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, increased by $0.7 million to $17.0 million.

The main contributor to this increase was domain services which increased by $1.4 million to $15.1 million, primarily as a result of the impact of the 7% registry price increase that was levied by some of our domain name suppliers in October 2008. This increase was partially offset by a decrease in email services revenue of $0.7 million during the period.

During the nine months ended September 30, 2009, OpenSRS revenue increased by $2.4 million to $50.2 million when compared to the nine months ended September 30, 2008.

The main contributor to this increase was domain services revenue, which increased by $4.2 million to $44.0 million, primarily as a result of the impact of the 7% registry price increase that was levied by some of our domain name suppliers in October 2008 and from our continuing to aggressively compete to attract new clients and retain existing customers. This increase was partially offset by a decrease in email services revenue of $1.8 million during the period.

As previously disclosed, the decrease in email service revenue is primarily attributable to two factors:

•                                          our decision to eliminate certain enterprise customers acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplaces; and

•                                          certain of our email customers, who are media portal companies and for whom email is only a small component of their overall service offerings, who have chosen to include their email services as part of larger supply contracts for competitive and cost-control reasons.

Our original expectation was that the companies described above would have completed their migrations by March 2009. One of these customers has modified its migration plans and is now expected to migrate away from our hosted email platform during the three months ending December 31, 2009. As our marketing efforts to date have not yet been successful in offsetting these customer losses, these customer losses have had a material impact on our results of operations for email services for the fiscal year ending December 31, 2009.

During the three months ended September 30, 2009, the total new, renewed and transferred-in domain name registrations that we processed remained essentially flat at 1.6 million compared to the three months ended September 30, 2008. This result is primarily related to certain of our customers who own large name portfolios restructuring their portfolios during the quarter. As such, we believe this result is temporary and does not reflect a longer term trend.

During the nine months ended September 30, 2009, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 5.0 million as compared to the nine months ended September 30, 2008. This increase resulted primarily from our continuing to aggressively compete to attract new clients and retain existing customers.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage. As of September 30, 2009, the total domain names under our management increased by 0.4 million to 8.0 million, as compared to the total domain names under our management as of September 30, 2008. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of September 30, 2009, we managed 1.2 million domain names on behalf of other accredited registrars, consistent with the 1.2 million managed for accredited registrars as of September 30, 2008.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 increased by $0.5 million, or 41%, to $1.8 million.

During the three months ended September 30, 2009, we earned $1.3 million in revenue by making domain names in our portfolio available for sale or lease compared to $0.5 million during the three months ended September 30, 2008. In addition we earned $0.4 million from our pay-per-click advertising or parked pages program during the three months ended September 30, 2009 compared to $0.7 million for the three months ended September 30, 2008.

This increase primarily reflects the timing of larger portfolio sales of domain names as well as the improved performance we are currently experiencing with our auction initiatives. These increases have been partially offset by the decrease in the delivery of third-party advertisements on Parked Pages of $0.3 million as a result of the impact of our domain name sales on our advertising revenue and the general economic conditions resulting in a generally slower advertising environment.

During the nine months ended September 30, 2009, we earned $3.5 million by making domain names in our portfolio available for sale or lease compared to $1.8 million during the three months ended September 30, 2008. In addition we earned $1.6 million from our pay-per-click advertising or parked pages program during the three months ended September 30, 2009 compared to $2.2 million for the three months ended September 30, 2008.

This increase primarily reflects the timing of larger portfolio sales of domain names as well as the improved performance we are currently experiencing with our auction initiatives. These increases have been partially offset by the decrease in the delivery of third-party advertisements on Parked Pages of $0.6 million as a result of the impact of our domain name sales on our advertising revenue and the general economic conditions resulting in a generally slower advertising environment.

The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved during the three or nine months ended September 30, 2009, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from domain portfolio services is driven by general macroeconomic factors that affect internet advertising. Our advertising expenditures are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty. A slowing economy may thus be accompanied by a decrease in advertising spending which could adversely impact our ability to grow or maintain our domain portfolio services revenue.

Hover

Net revenues from Hover for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 decreased by $0.9 million, or 42%, to $1.2 million.

Net revenues from Hover for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 decreased by $2.0 million, or 35%, to $3.8 million.

This decrease primarily resulted from the impact of the sale of our retail hosting assets during the 2008 fiscal year on current period revenues. To a lesser extent, our decisions to reclassify certain retail customers acquired in the IYD acquisition that did not meet our definition of retail customers to OpenSRS and de-emphasize new customer acquisitions while we transitioned our retail customers from our Domain Direct, NetIdentity and IYD services to Hover also contributed to this decrease.

Butterscotch

Net revenues from Butterscotch for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 remained relatively flat at $0.5 million.

Net revenues from Butterscotch for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 decreased by $0.1 million, or 7%, to $1.6 million. This decrease is primarily a result of the contraction in the yields from our syndicated Google feeds, and decreased revenue from our Author Resource Center of $0.3 million, offset by an increase in advertising and video revenue of $0.2 million.

COST OF REVENUES

OpenSRS

•                  OpenSRS Domain Service

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

•                  OpenSRS Email Service

Cost of revenues for email services are payable to third-party providers for licensing and royalty costs related to the provision of certain components of our email services. Fees payable for these components are included in the cost of revenues in the month they are incurred.

•                  Other OpenSRS Services

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

The following table presents our cost of revenues, by revenue source, for the periods presented

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OpenSRS :
Domain Services	$12,325,620	$11,015,952	$35,624,222	$31,456,663
Email Services	103,071	161,848	436,216	244,848
Other Services	411,949	403,431	1,212,087	1,226,508
Total OpenSRS Services	12,840,640	11,581,231	37,272,525	32,928,019

YummyNames	218,371	182,614	654,456	542,065
Hover	493,181	558,190	1,481,761	1,701,786
Butterscotch	25,491	4,600	33,341	15,225
Network, other costs	1,193,185	1,654,612	3,500,231	5,607,181
Network, depreciation and amortization costs	504,644	824,644	1,504,431	2,572,139
	$15,275,512	$14,805,891	$44,446,745	$43,366,415
Increase over comparative period	$469,621		$1,080,330
Increase - percentage	3%		2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

OpenSRS :
Domain Services	81%	74%	81%	72%
Email Services	1%	1%	1%	1%
Other Services	3%	3%	3%	3%
Total OpenSRS Services	85%	78%	85%	76%

YummyNames	1%	1%	1%	1%
Hover	3%	4%	3%	4%
Butterscotch	0%	0%	0%	0%
Network, other costs	8%	11%	8%	13%
Network, depreciation and amortization costs	3%	6%	3%	6%
	100%	100%	100%	100%

Prepaid domain registration and other Internet services fees as of September 30, 2009 increased by $3.0 million, or 7%, to $43.7 million from $40.7 million at September 30, 2008.

OpenSRS

Costs for OpenSRS for the three months ended September 30, 2009 increased by $1.3 million, or 11%, when compared to the three months ended September 30, 2008, while costs for OpenSRS for the nine months ended September 30, 2009 increased by $4.4 million, or 13%, when compared to the nine months ended September 30, 2008. Higher domain registration volumes and increases in registration fees paid to the registries that were implemented in October

2007 and October 2008 accounted for $1.3 million of this increase for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 and $4.2 million of this increase for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. In addition, $0.2 million of the increase resulted from licensing and royalty costs payable to third-party service providers for email services.

YummyNames

Costs for YummyNames for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 remained relatively flat at $0.2 million.

Costs for YummyNames for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 increased by $0.1 million, to $0.7 million, as the total names in our portfolio continued to increase.

Hover

Costs for Hover for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 decreased by $0.1 million and $0.2 million, respectively, to $0.5 million and $1.5 million, respectively, and primarily reflect the lower revenue experienced during the periods as well as the impact that the sale of our retail hosting assets during the 2008 fiscal year has had on our retail gross margins.

Network costs

Network costs before depreciation and amortization for the three and nine months ended September 30, 2009 decreased by $0.5 million, or 28%, to $1.2 million, and $2.1 million, or 38%, to $3.5 million, respectively primarily as a result of lower bandwidth, support contract and workforce costs. The decrease is primarily attributable to the lower co-location costs stemming from the closure and relocation of our US-based co-location facilities during September 2008 and the restructuring we implemented in November 2008. Network depreciation and amortization costs for the three and nine months ended September 30, 2009 decreased by $0.3 million, or 39%, to $0.5 million, and $1.1 million, or 42%, to $1.5 million, respectively primarily as a result of certain of our older computer hardware being fully depreciated and not requiring replacement.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar has positively impacted network costs, during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008,. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

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

We expect network costs to decrease for the fiscal year ending December 31, 2009 as compared to the fiscal year ending December 31, 2008 as we realize the benefits from completing the consolidation of some of the multiple systems we support, thereby reducing our overall space and resource utilization at our data centers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales and marketing	$1,568,727	$1,705,512	$4,261,070	$5,132,380
Decrease over comparative period	$(136,785)		$(871,310)
Decrease - percentage	(8)%		(17)%
Percentage of net revenues	8%	8%	7%	9%

Sales and marketing expenses for the three months ended September 30, 2009 decreased by $0.1 million, or 8%, to $1.6 million for the three months ended September 30, 2008. This decrease was primarily due to lower workforce costs that resulted from the restructuring we undertook in November 2008, which was slightly offset by and higher marketing expenses incurred during the period.

Sales and marketing expenses for the nine months ended September 30, 2009 decreased by $0.8 million, or 17%, to $4.3 million for the nine months ended September 30, 2008. This decrease was primarily due to lower workforce costs that resulted from the restructuring we undertook in November 2008. This decrease was partially offset by an increase in marketing and travel related costs of $0.1 million for the nine months ended September 30 2009, as compared to the nine months ended September 30, 2008.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar has positively impacted sales and marketing expenses during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

We expect sales and marketing expenses will increase slightly, in absolute dollars, as we adjust our marketing programs and sales and customer support strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. In accordance with FASB ASC: Topic 350-40, Goodwill and Other Internal-Use Software, costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. All other costs are expensed as incurred.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Technical operations and development	$1,142,331	$1,527,237	$3,421,825	$4,666,832
Decrease over comparative period	$(384,906)		$(1,245,007)
Decrease - percentage	(25)%		(27)%
Percentage of net revenues	6%	8%	6%	8%

Technical operations and development expenses for the three months ended September 30, 2009 decreased by $0.4 million, or 25%, to $1.1 million as compared to the three months ended September 30, 2008.

Technical operations and development expenses for the nine months ended September 30, 2009 decreased by $1.3 million, or 27%, to $3.4 million as compared to the nine months ended September 30, 2008.

This decrease for the three and nine months ended September 30, 2009 resulted primarily from a decrease in workforce-related costs, including contract and outside service costs, that resulted from the restructuring we undertook in November 2008.

In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar has positively impacted technical operations and development expenses during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008. Exchange rates are however subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
General and administrative	$1,145,951	$1,714,563	$4,608,173	$4,805,853
Decrease over comparative period	$(568,612)		$(197,680)
Decrease - percentage	(33)%		(4)%
Percentage of net revenues	6%	9%	8%	8%

General and administrative expenses for the three months ended September 30, 2009 decreased by $0.6 million, or 33%, to $1.1 million as compared to the three months ended September 30, 2008.

General and administrative expenses for the nine months ended September 30, 2009 decreased by $0.2 million, or 4%, to $4.6 million as compared to the nine months ended September 30, 2008.

As a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar has positively impacted general and administrative expenses during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008. Exchange rates are however subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

General and administrative expenses decreased during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result a reduction of professional fees of $0.2 million, a decrease in net bank charges of $0.2 million as a result of our initiative introduced in January 2009 to recover payment processing fees and as a result of our recording a foreign exchange gain of $49,000 during the three months ended September 30, 2009 as compared to a foreign exchange loss of $0.2 million during the three months ended September 30, 2008. The $0.2 million increase in foreign exchange was primarily due to the impact of translating our Canadian dollars to our functional currency of U.S. dollars, and the weakening of the Canadian dollar relative to the U.S. dollar compared to the three months ended September 30, 2008. These decreases were offset by an increase in workforce related costs of $0.1 during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

General and administrative expenses decreased during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result a reduction in professional fees of $0.4 million, a decrease in net bank charges of $0.7 million as a result of our initiative introduced in January 2009 to recover payment processing fees and a decrease in facility costs, telephone, investor and public relations costs of $0.3 million. These decreases were offset by our recognizing a foreign exchange loss of $1.0 million during the nine months ended September 30, 2009 as compared to a foreign exchange loss of $13,000 during the nine months ended September 30, 2008. This $1.0 million increase was primarily due to the impact of translating our Canadian dollar net assets on hand at September 30, 2009, to our functional currency of U.S. dollars. This impact has resulted from the significant weakening of the Canadian dollar relative to the U.S. dollar compared to the nine months ended September 30, 2008. In addition, general and administrative expenses increased by $0.2 million as a result of additional public listing and workforce related costs incurred during the period.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Depreciation of property and equipment	$64,704	$57,386	$230,336	$177,317
Increase over comparative period	$7,318		$53,019
Increase - percentage	13%		30%

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss on disposition of property and equipment	$40,369	$498,529	$40,369	$498,529
Decrease over comparative period	$(458,160)		$(458,160)

As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during the three months ended September 30, 2009, which resulted in a loss on the disposition of such equipment of $40,000.

During the three months ended September 30, 2008, as part of our consolidation of the multiple systems that we were supporting, we disposed of some or our older computer hardware at co-location facilities that we no longer intend to deploy, and incurred a loss on the disposition of such equipment of $0.5 million.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Amortization of intangible assets	$360,540	$360,540	$1,081,620	$1,122,655
Decrease over comparative period	$—		$(41,035)
Decrease - percentage	—%		(4)%

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

(GAIN) LOSS IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

Although our functional currency is the U.S. dollar, a major portion of our fixed expenses are incurred in Canadian dollars. Our goal with regard to foreign currency exposure is, to the extent possible; to achieve operational cost certainty, manage financial exposure to certain foreign exchange fluctuations and to neutralize some of the impact of foreign currency exchange movements. Accordingly, we enter into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

As we are not required to comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(Gain)/loss on change in fair value of forward contracts	$(1,878,230)	$525,571	$(3,902,394)	$555,364
Decrease over comparative period	$(2,403,801)		$(4,457,758)

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through December 2010. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended September 30, 2009 was a net gain of $1.9 million, as compared to a net loss of $0.5 million for the three months ended September 30, 2008. This net gain in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the nine months ended September 30, 2009 was a net gain of $4.0 million, as compared to a net loss of $0.6 million for the nine months ended September 30, 2008.

At September 30, 2009, we reflect a derivative instrument asset of $1.9 million on our balance sheet as a result of the foreign exchange contracts we have entered into.  Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar pair. As all of the remaining contracts pertaining to the 2009 fiscal year will have matured during the course of the 2009 fiscal year, a derivative instrument asset pertaining to 2009 fiscal year contracts of $0.2 million will reverse during the 2009 fiscal year and will result in our recognizing an additional non-cash loss of this amount by December 31, 2009. This loss will, however, be impacted by any additional contracts, with maturity dates after September 30, 2009, that we may enter into and fluctuations in the value of our existing contracts that mature during the 2009fiscal year and the 2010 fiscal year.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Other income (expenses), net	$1,827,113	$1,007,386	$4,314,521	$2,163,746

Other income, net, increased by $0.8 million, or 81%, to $1.8 million as compared to the three months ended September 30, 2008 and by $2.1 million, or 99%, to $4.3 million as compared to the nine months ended September 30, 2008.

The net increase during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 was primarily the result of the following:

•                  In April 2009, we received $2.1 million from Afilias Inc. or Afilias, to complete the second closing under the terms of a stock redemption agreement signed in November 2008 whereby one of our subsidiaries agreed to sell its investment in Afilias back to Afilias in three stages for $7.5 million. This sale resulted in a gain of $2.0 million for the corresponding quarter.

•                  In September 2009, we received $2.0 million from Afilias to complete the third and final closing under the terms of a stock redemption agreement signed in November 2008 whereby one of our subsidiaries agreed to sell its investment in Afilias back to Afilias in three stages for $7.5 million. This sale resulted in a gain of $1.9 million for the corresponding quarter.

•                  In June 2009, we received an additional payment of $0.6 million in connection with Infonautics patents that we assigned in 2002 to a third party. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by the third party with respect to the commercialization of these patents. This revenue is comparable to the $0.2 million we recognized in June 2008 in connection with these patents. As the third party’s costs of commercializing the patents are expected to increase in the future, we do not expect any future revenue received to be material.

Interest expense, net, decreased during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 by $38,000 and $0.3 million, respectively, primarily as a result of the monthly capital repayments of $0.2 million and the annual cash sweep payment of $0.7 million we made in April 2009 pursuant to the terms of our Bank of Montreal credit facility.

As a result of the sale of certain shared hosting assets to Hostopia.com Inc., pursuant to the terms of a purchase and sale agreement signed with Tucows.com Co., a wholly-owned subsidiary of the Company, on May 7, 2008, we recorded a profit on the sale of these customer relationships of $1.1 million. In another transaction in September 2008, we sold the remaining shared hosting assets and recorded a profit on the sale of these customer relationships of $0.9 million.

In June 2008 and September 2008, we received dividends in the amount of $0.2 million and $0.2 million, respectively, from Afilias, a company in which we held an investment. Afilias has not paid any dividends during the three and nine months ended September 30, 2009, and, effective September 2009, we sold our investment back to Afilias and no longer hold any interest in the Company.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(Recovery of) provision for income taxes	$(447,455)	$30,000	$241,621	$91,134

For the three months ended September 30, 2009, we recorded an income tax recovery of $447,000 on income before taxes of $4.6 million. Included in income tax recovery is current income tax of $50,000 using an estimated effective tax rate for our 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us. This tax expense was offset by a reduction of $497,000 in our recorded deferred tax liability. The reduction in the deferred tax liability relates to a change in the rate at which we expect the temporary differences resulting from our unlimited life intangibles to reverse. This change in estimate arose as a result of our no longer being subject to state taxes in the United States given the change in the jurisdictions in which we now operate. Comparatively, for the three months ended September 30, 2008, we recorded an income tax expense of $30,000 on income before taxes primarily related to our estimate of federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

For the nine months ended September 30, 2009, we recorded an income tax expense of $242,000, which included current tax expense of $913,000 on income before income taxes of $10.7 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us. Included in the income tax expense is a recovery of $174,000 for investment tax credits earned during the three months ended June 30, 2009, as well as a reduction of $497,000 in our recorded deferred tax liability. The reduction in the deferred tax liability relates to the rate at which we expect the temporary differences resulting from our unlimited life intangibles to reverse. This change in estimate arose as a result of our no longer being subject to state tax in the United States given the change in the jurisdictions in which we now operate in.

Comparatively, for the nine months ended September 30, 2008, we recorded an income tax expense of $91,000 on income before taxes of $1.1 million primarily related to our estimate of federal alternative minimum tax obligations for our 2008 fiscal year and Pennsylvania state franchise tax related to prior years.

As of December 31, 2008, we recorded a valuation allowance of $10.8 million and a net deferred tax asset of $3.0 million. The net deferred tax asset has been allocated on a pro rata basis between current and non-current deferred tax assets, resulting in current deferred tax assets of $0.6 million and non-current deferred tax assets of $2.4 million as at December 31, 2008. No significant changes have occurred during the nine month period ended September 30, 2009.

We analyze the carrying value of our deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the nine months ended September 30, 2009, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

We follow the provisions of FASB ASC: Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $301,000 of gross unrecognized tax benefit as of December 31, 2008 and $209,000 as of September 30, 2009, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates to non-recognition of refundable research and development tax credits in Canada earned during our 2008 fiscal year and certain state tax exposures from prior periods. During the nine months ended September 30, 2009, our unrecognized tax benefits decreased by $205,000 as a result of the settlement of our 2006 and 2007 Canadian research and development tax credit claims. We increased our unrecognized tax benefits by $113,000 related to our 2008 research and development tax credit claim. We expect our 2009 research and development tax credit claim to be insignificant.

We recognize accrued interest and penalties to unrecognized tax benefit as a tax expense. We have not accrued any interest or penalties as of December 31, 2008 or September 30, 2009, as these amounts are not considered material.  We believe it is reasonably possible that $209,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the Canadian tax authorities will conclude its review of our 2008 research and development claim for the credits, and that the state tax matters will also be settled, within that period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our principal sources of liquidity were cash flows generated from operations and cash and cash equivalents of $8.2 million, as compared to $5.4 million at December 31, 2008. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our condensed consolidated balance sheets, which impacted amounts shown in our condensed consolidated statement of cash flows.

Net cash provided by operating activities for the nine months ended September 30, 2009 totaled $3.6 million, compared to $2.6 million for the nine months ended September 30, 2008. This increased contribution of $1.0 million was primarily the result the restructuring we undertook in November 2008 and the impact of the lower Canadian dollar. Operating activities for the nine months ended September 30, 2009 generated $5.1 million, after adjustment for non-cash and other items, including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts, the gain on disposal of our investment in Afilias and stock-based compensation, aggregating $4.9 million. This was partially offset by an increase in other non-cash operating working capital of $1.5 million, which was primarily the result of a reduction in accounts payable and accruals, as well an increase in accounts receivable, prepaid expenses and customer deposits.

Net cash used in financing activities during the nine months ended September 30, 2009 totaled $4.5 million. We used $1.8 million to repurchase 4.2 million shares pursuant to the terms of a Dutch auction tender offer during March 2009 and $0.6 million to repurchase 1.1 million shares pursuant to the terms of a second Dutch auction tender offer during July 2009. Pursuant to the terms of our non-revolving, reducing credit facility, we also made equal monthly principal repayments of $1.4 million. In addition, under this credit facility, based on our 2008 fiscal year operating results, we also made a cash sweep payment for the 2009 fiscal year of $0.7 million on May 1, 2009. We currently estimate that the cash sweep payment which will be based on our audited 2009 results and will be payable during the three months ending June 30, 2010 will be sufficient to pay off in full the outstanding balance of our non-revolving, reducing credit facility.

Investing activities generated net cash of $3.7 million for the nine months ended September 30, 2009. This generation of cash is attributable to the $4.1 million we received on the second and third closings under the terms of the sale of our investment in Afilias in May and September 2009. This increase in cash was offset by $0.4 million that we have invested during the nine months ended September 30, 2009 to acquire additional property and equipment.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures, loan repayments and our third Dutch auction tender offer for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2009. We are also subject to market risk exposure related to changes in interest rates on our non-revolving, reducing credit facility with The Bank of Montreal. Any changes in interest rates are not expected to be material. Fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

Although our functional currency is the U.S. dollar, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. Accordingly, we have entered into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

At September 30, 2009, the Company had forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars as follows:

	Notional	Weighted average
	amount of	exchange rate of	Fair value
Maturity date	U.S. dollars	U.S. dollars	gain

October - December 2009	$3,000,000	0.8651	$245,924
January - March 2010	4,278,000	0.8297	547,750
April - June 2010	4,439,000	0.8328	549,508
July - September 2010	3,000,000	0.8034	494,324
October - December 2010	2,500,000	0.9032	89,969
Total	$17,217,000	0.8369	$1,927,475

During the three months ended September 30, 2009, no new foreign currency contracts were entered into by the Company.

During October 2009, the Company entered into foreign exchange forward contracts to hedge a portion of its 2010 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $5.8 million, whereby $5.8 million is converted into Canadian dollars during 2010 at an average foreign exchange rate of US$1.00: Cdn$1.0617.

During October 2009, the Company entered into foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $5.2 million, whereby $5.2 million is converted into Canadian dollars during 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0669.

As we are not required to comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in our consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2009. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2009 of approximately $0.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 14, 2009, the Company announced that it successfully concluded a second modified “Dutch auction tender offer” that was previously announced on May 26, 2009. Under the terms of the offer, the Company repurchased an aggregate of 1,103,824 shares of its common stock at a purchase price of $0.45 per share, for a total of $496,720.80, excluding transaction costs of $56,936. The purchase price was funded from available cash. Of the 1,103,824 shares purchased, 1,000,000 were shares the Company offered to purchase in the offer and 103,824 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.45 per share was approximately 99.8%. For this purpose, shares tendered at $0.45 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of July 14, 2009, the Company had 67,852,896 shares issued and outstanding, as all shares repurchased were immediately retired.

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

Date: November 13, 2009	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

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