Form 10-K
period 2009-12-31
TUCOWS INC /PA/
filed 2010-03-22
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

           As of June 30, 2009 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $17.6 million. Such aggregate market value was computed by reference to the closing sale price per share of $0.42 as reported on the NYSE Amex on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant's common stock.

           The number of shares outstanding of the registrant's common stock as of March 19, 2010 was 59,793,116.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

           Tucows®, Butterscotch® and OpenSRS® are registered trademarks of Tucows, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows, Inc. or its subsidiaries may be used in this Annual Report on From 10-K (the "Annual Report"). All other service marks, trademarks and trade names referred to in the Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in the Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

TUCOWS INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2009

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

        We qualify all the forward-looking statements contained in this Annual Report on Form 10-K by the foregoing cautionary statements.

 PART I

ITEM 1.    BUSINESS

Overview

        Tucows, together with our consolidated subsidiaries, provides domain names, email and other services to resellers through our extensive reseller network and directly to consumers and small businesses through our retail and content groups.

        Our worldwide reseller network has grown to include more than 10,000 web-hosting companies, Internet Service Providers, or ISPs, and other resellers in more than 100 countries. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes.

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

        OpenSRS, our Reseller Services group, manages over nine million domain names, millions of mailboxes and tens of thousands of digital certificates through a network of over 10,000 web hosts, ISPs, and other resellers around the world.

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

OpenSRS Reseller Services

        OpenSRS provides three primary service offerings: Domain Services, Email Services and Other Services.

  Domain Services

        Our Domain Services consist of our general Domain Service and our Personal Names Service. Our general Domain Service allows resellers to register domains on behalf of their end-users using Tucows' accreditations with nine gTLD (generic top-level domain) registries and twenty-two ccTLD (country-code top-level domain) registries.

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

        Our management fee and our ccTLD pricing provide resellers with access to many relevant provisioning and management tools such as domain name suggestions, a share of net parked domain advertising revenues, access to Premium Names (a domain resale marketplace for names held by large domain portfolio owners), domain registrant privacy and other domain management tools.

        Our general Domain Service is available via our web-based control panels, a hosted Storefront option, or API (Application Programming Interface). Additionally, ICANN-accredited registrars can also use our Domain Service to process domain registrations with their accreditation. This fee-based option allows registrars to use a proven system without incurring the costs of building their own technical infrastructure.

        Our Personal Names Service is based on our portfolio of over 40,000 domain names related to popular North American and international surnames. The Personal Names Service is offered on a per account per month basis, similar to our Email Service.

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

  Email Services

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

  Other Services

        We have a partnership with Verisign to provide resellers with wholesale pricing on an array of SSL certificate options that they can in turn sell to end-users, primarily businesses. SSL digital certificates allow web sites to provide secure transactions and restrict access to information, and are sold on a per certificate per year basis.

        Our Platypus ISP Billing Solution is a Windows-based software solution that ISPs install in-house and that provides ISPs with an industry-specific solution for billing, service provisioning and customer account management. Platypus includes an integrated help desk system that automatically routes, tracks and maintains customer support email and phone calls to improve service desk performance.

        Platypus revenue is generated through licensing fees, support contracts, professional services, and fees related to an outsourced statement printing service offered within Platypus that allows ISPs to outsource the sending of physical invoices to Tucows. Blogware and Web Site Builder are sold on a per account per month basis.

        We no longer actively market Blogware and Web Site Builder, which are now only available to current resellers of these services. Blogware is a hosted blogging solution that allows resellers to offer their end-users professional-looking blogs that are easy to create and update. Similarly, Web Site Builder allows resellers to provide their end-users with template-based web sites.

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

        Premium Names are domains that would be appropriate for websites and could potentially act as brands for the businesses operating at those domains. These domains generate small amounts of advertising revenue for Tucows but are primarily held for resale through the aftermarket for domain names.

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

        Founded in 1993, tucows.com is a popular directory site offering reviews of and links to approximately 40,000 shareware, freeware and demo software packages available for download on the Internet. The site derives revenue from banner and text advertising on the site and from fees charged to software vendors for preferred promotion within the directory.

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

Intellectual Property

        We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized "Tucows" and "OpenSRS" brands and the respect they confer on us as a defender of end-user rights and reseller friendly approaches to doing business. We were among the first group of thirty-four registrars to be accredited by the Internet Corporation for Assigned Names and Numbers, or ICANN, in 1999 and we remain active in Internet governance issues.

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

Seasonality

        During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (OpenSRS, Hover and Butterscotch) may experience reduced demand.

        For example, our experience shows that new domain registrations and traffic on our download site decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on both the content group and the domain name portfolio's advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results as well as the content site's performance statistics reported and measured by leading Internet audience measurement services such as comScore.

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

Employees

        As of December 31, 2009, we had approximately 160 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	47	President and Chief Executive Officer
Michael Cooperman	58	Chief Financial Officer
David Woroch	47	Executive Vice President, Sales and Support

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

        David Woroch has served as our Executive Vice President, Sales and Support since June 3, 2009 and served as our Vice President Sales and Support since July 2001. From March 2000 to July 2001, Mr. Woroch served as our Director of Sales for North America. Before joining us, Mr. Woroch spent 13 years at IBM Canada in a variety of roles including sales, marketing, finance and strategic planning.

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

        Our web site address is tucowsinc.com. We make available through our web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Risks Related to Our Business and Industry

We may not be able to maintain or improve our competitive position and may be forced to reduce our prices because of strong competition in the market for Internet services generally and domain name registration, in particular, which we expect will continue to intensify.

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

        We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of March 1, 2010, ICANN reflects approximately 950 accredited competitive registrars on their website, including our Company, to register domains in one or more of the gTLD's, though not all of these accredited registrars are operational. There are relatively few barriers to entry in this market and the continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

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

        Each registry typically imposes a fee in association with the registration of each domain. For example, the VeriSign registry presently charges a $6.86 fee for each .com registration. ICANN charges a $0.18 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign continues to be the exclusive registry for the .com TLD and is entitled to increase the fee it receives for each .com domain name registration by 7% annually in any four of the six years through 2012, and potentially beyond that date. Verisign has announced that it intends to implement the third such price increase, effective July 1, 2010, at which time the fee that Verisign charges for a .com registration will increase to $7.34. In terms of our pricing policy, these increases will be passed through to our resellers, while other registrars may choose to absorb them. If such cost increases act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

        The acquisition of expiring domain names for parked page commercialization, the sale of names or acquisition of names for other uses, involves the registration of thousands of Internet domain names, both in the United States and internationally. We have and intend to continue to acquire previously-owned Internet domain names that have expired and have, following the period of permitted reclamation by their prior owners, been made available for sale. The acquisition of Internet domain names generally is governed by federal or international regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as we currently do. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

We have presence in the hosted messaging and email market, which is a volatile business.

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

If we are unable to maintain our relationships with our customers and replace lost email customers, our revenue may decline.

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

        With respect to our hosted email service, we rely on a limited number of customers for a high percentage of our email revenue. At December 31, 2009, we had six significant customers who contributed approximately 64% of our current monthly email service revenue. The loss of one or several of these major customers, whether through termination of agreement, acquisition or bankruptcy, could have a significant impact on our revenues. Our agreements with our email customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice. We continue to actively market our email service to new customers to offset the potential loss of any significant customers. If our actions are not successful, our email service contribution may decline.

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

        We may acquire companies, assets or the rights to technologies in the future in order to develop new services or enhance existing services, to enhance our operating infrastructure, to fund expansion, to respond to competitive pressures or to acquire complementary businesses. Entering into these types of arrangements entails many risks, any of which could materially harm our business, including:

  •
  the diversion of management's attention from other business concerns;

  •
  the failure to effectively integrate the acquired technology or company into our business;

  •
  the incurring of significant acquisition costs;

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

        We believe that the brand identity we have developed has significantly contributed to the success of our business. During 2008, in recognition of the evolving nature of the internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our service offerings under five distinct brands namely "OpenSRS", "YummyNames", "Hover", "Butterscotch" and "Platypus". We also believe that maintaining and enhancing the "Tucows" corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

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

        We may not be able to realize the intended and anticipated benefits that we currently expect from our acquisition of expiring domain names. These intended and anticipated benefits include increasing our cash flow from operations, broadening our Internet service offerings and delivering services that strengthen our reseller relationships.

        Factors that could affect our ability to achieve these benefits include:

  •
  A significant amount of revenue attributed to our domain name assets comes from the provision of personalized email services and the generation of revenue from third party advertisements on parked pages. Some of our existing resellers who provide similar services may perceive this as a competitive threat and therefore may decide to terminate their agreements with us because of our acquisitions of a substantial number of expiring domain names.

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

We do not control the means by which end users access our web sites and material changes to current navigation practices or technologies or marketing practices could result in a material adverse effect on our business.

        The success of our parked pages business depends in large part upon the current end user tendency to type desired destinations directly into the web browser. End users employ this practice of direct navigation to access our web sites primarily through the following methods: directly accessing our web sites by typing descriptive keywords or keyword strings into the uniform resource locator, or URL, address box of an Internet browser, accessing our web sites by clicking on bookmarked web sites and accessing our web sites indirectly through search engines and directories.

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

We may experience unforeseen liabilities in connection with our domain name portfolio, which could negatively impact our financial results.

        We currently own a portfolio of domain names that were previously owned by another third-party. In addition, we are currently acquiring, and intend to continue to acquire, other previously owned domain names. In some cases, these acquired domain names may have trademark significance that is not apparent to us. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy adopted by ICANN. We may also face actions from third-parties under national trademark or anti-competition legislation.

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

        A large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concern data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still unsettled. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. If our policies and procedures are found not to be in compliance, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could in turn have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

        Our revenue is primarily realized in U.S. dollars and a major portion of our operating expenses are paid in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material effect on our business, financial condition and results from operations. In particular, we may be adversely affected by a significant weakening of the U.S. dollar against the Canadian dollar on a quarterly and an annual basis. Our policy with respect to foreign currency exposure is to manage our financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some or all of the impact of foreign currency exchange movements by entering into foreign exchange forward contracts to mitigate the exchange risk on a portion of our Canadian dollar exposure. We may not always enter into such forward contracts and such contracts may not always be available and economical for us. Additionally, the forward rates established by the contracts may be less advantageous than the market rate upon settlement. We do not account for these instruments as hedges in our consolidated financial statements.

If we do not maintain a low rate of credit card chargebacks, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

        A substantial majority of our revenue originates from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse affect on our business, financial condition and results of operations.

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

        Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, regulations and the rules of the NYSE Amex have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting has and will continue to place additional strain on our limited managerial, operational, and financial resources and could have a material adverse effect on our business, prospects, financial condition and results of operations. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed. We could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

We may incur substantial costs in order to comply with the requirements of Section 404(b) of the Sarbanes-Oxley act of 2002.

        The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404(a) of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and the requirement under Section 404(b) of the Sarbanes-Oxley Act for our registered independent public accountant to attest to this report. We are currently required to comply with Section 404(b) effective for the year ending December 31, 2010.

        To the best of our ability, we may devote substantial time and incur substantial costs during the year ended December 31, 2010 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate material weaknesses we discover, if any, in complying with Section 404.

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

An extended economic recession would likely have a material adverse impact on our business, financial condition and results of operations.

        The national and global economic downturn has resulted in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially and negatively impact our business, financial condition and results of operations for the foreseeable future, particularly if the economy continues to decline. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumers' level of disposable income, consumer debt and overall consumer confidence. Our services may be considered discretionary on the part of many of our current and potential customers and be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, continuing increases in fuel costs, conditions in the residential real estate and mortgage markets and access to credit.

        To the extent conditions in the economy remain uncertain or continue to deteriorate, our business could be impacted as customers choose to leave our services, to reduce their service level or to stop purchasing our services. In addition, our efforts to attract new customers may be adversely affected. Declines in consumer spending may also negatively impact our business customers, who may experience decreases in demand for our services. The current economic conditions may also adversely impact our key vendors. In an extended economic recession, decreased consumer spending is likely to result, in a variety of negative effects such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible assets. Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our services due primarily to a decline in the ability of our business customers to use or access credit, including through credit cards, which is how most of our customers pay for our services. We also expect to continue to experience volatility in foreign exchange rates, which could negatively impact the amount of expenses we incur and the net assets we record in future periods. If any of the above risks are realized, we may experience a material adverse effect on our business, financial condition and results of operations.

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

  •
  our ability to enforce our intellectual property rights; and

  •
  our ability to manage Internet fraud and information theft.

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

        Despite these precautions, we cannot be assured that our indemnity and dispute resolution policies will be sufficient to protect us against claims asserted by various third parties, including claims of trademark infringement and unfair competition.

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

  •
  ICANN and VeriSign may impose increased fees received for each.com domain name registration;

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

        As of March 19, 2010, two of our principal shareholders beneficially own approximately 33% of the shares of our common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

ITEM 2.    PROPERTIES

        We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2011. In addition, we also maintain a video studio of approximately 1,640 square feet in Toronto, Ontario and offices of approximately 4,000 square feet in Starkville, Mississippi and approximately 500 square feet in London, United Kingdom.

        Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario; Ashburn, Virginia and London, United Kingdom.

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

ITEM 4.    RESERVED

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

Year	Fiscal Quarter Ended	High	Low
2010	January 1, 2010 through March 19, 2010	0.93	0.66
2009	March 31, 2009	0.39	0.28
	June 30, 2009	0.47	0.32
	September 30, 2009	0.61	0.36
	December 31, 2009	0.69	0.52
2008	March 31, 2008	0.75	0.53
	June 30, 2008	0.69	0.55
	September 30, 2008	0.59	0.32
	December 31, 2008	0.44	0.25

        Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol "TCOW" through August 17, 2005. Our common stock began trading on the NYSE Amex (formerly the American Stock Exchange) on August 18, 2005.

        As of March 17, 2010, Tucows had 388 shareholders of record, which excludes shareholders whose shares are held in nominee or "street" name by brokers.

        We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2009 and December 31, 2008, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependant on our earnings and cash requirements.

Purchases of equity securities by the issuer and affiliated purchasers

        On October 2, 2009 we announced that we successfully concluded our third modified Dutch auction tender offer. Under the terms of this offer, we repurchased an aggregate of 784,643 shares of our common stock at a purchase price of $0.60 per share, for a total of $470,786, excluding transaction costs of $63,683. The purchase price was funded from available cash. All shares purchased in the tender offer received the same price, and all shares repurchased were immediately retired. During the first and third quarters of Fiscal 2009, we successfully concluded our first and second modified Dutch auction tender offers under which we repurchased an additional 5,289,593 shares of our common stock for a total cost of $2,212,853, excluding transaction costs of $168,660.

        Subsequent to December 31, 2009, we successfully concluded another modified Dutch auction tender offer, whereby we repurchased an aggregate of 6,341,470 of our common stock, as more fully described elsewhere in this Annual Report on Form 10-K and in the notes to the financial statements contained herein.

Issuer purchases of equity securities

        The following table provides information about the purchase of equity securities that we made during the fourth quarter of the year ended December 31, 2009 pursuant to our modified Dutch auction tender offer:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publically announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2009	784,643	$0.60	784,643	—
November 1 - 30, 2009	—	—	—	—
December 1 - 31, 2009	—	—	—	—

Total	784,643	$0.60	784,643

(1)
Average price paid per share as set forth in the table is exclusive of all fees, which amounted to approximately $0.60 per share.

(2)
All shares of common stock listed in the table were repurchased pursuant to a modified Dutch auction tender offer, authorized by our board of directors on August 20, 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

        Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Concerning Forward-Looking Statements" on page 1.

OVERVIEW

        Our mission is to provide simple, useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers' experience as they acquire, deliver or use Internet services such as domain name registration, email and other Internet services.

        Our primary distribution channel is a global network of more than 10,000 resellers in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide "second tier" support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

        We believe that the underlying platforms for our services are one of the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users.

        To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, we categorize our revenue into the following services:

        OpenSRS, our wholesale service, manages over nine million domain names, millions of mailboxes and tens of thousands of digital certificates through a network of over 9,000 web hosts, Internet service providers, or ISPs, and other resellers around the world.

        Platypus, our billing service, provides ISPs with an industry-specific solution for billing, service provisioning and customer account management.

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

        Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 2,400 videos and over 160,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

        We periodically acquire companies or technology when we determine that the related products or technology are strategic or complementary to our current or future service offerings, as opportunities arise. For example:

  •
  On July 25, 2007, we acquired Innerwise, Inc., or IYD, a privately held ICANN accredited registrar offering domain services through a worldwide wholesale affiliate network.

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

Net Revenues

  OpenSRS

        We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain services, (b) email services and (c) other services. These other services currently consisting of secure sockets layer, or SSL, certificates, blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users along with billing solutions for ISPs.

  OpenSRS Domain Service

        Historically, the domain services provided by OpenSRS Domain Service have been the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services and allowing us to add to our domain portfolio by purchasing names registered through us upon their expiration. We also provide resellers with the ability to sell personal names. This service allows resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names.

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

As of December 31, 2009, we offer registration services for the gTLDs .com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains, or ccTLDs .at, .be, .bz, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li, .me, .mx .nl, .tv, .uk, .ws, and .us.

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

  OpenSRS Email Service

        We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable "white label" hosted email solutions that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured, multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 2GB of email storage.

        We earn fees for email services when such services are activated. Email services are generally purchased monthly and, at month-end, are either deducted on a pre-authorized basis from reseller's deposit account, or are invoiced.

  Other OpenSRS Services

        Other services currently consist of SSL certificates, blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users, as well as the provision of billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

  YummyNames

        We derive revenue from our portfolio of domain names by displaying advertising on the domains and by making them available for sale or lease. In addition we display advertising on "parked pages" within OpenSRS. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into a web browser, they are presented with dynamically generated links that are pay-per-click advertising. Every time a user clicks on one of these links, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click advertising.

        Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company.

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

        Butterscotch.com derives revenue from banner and text advertising on the site, as well as from video advertising and product placement within the videos that make up the bulk of the site. In addition, revenue is earned through custom video production for technology manufacturers and Internet services customers.

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

Critical Accounting Policies

        The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2009, or Fiscal 2009, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

  •
  OpenSRS (Domain, Email and Other Services);

  •
  YummyNames;

  •
  Hover; and

  •
  Butterscotch.

        With respect to the sale of domain registrations and other Internet services, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. We also enter into revenue arrangements in which a reseller may purchase a combination of services (multiple element arrangements). When fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. Fair value is established by the price charged when that element is sold separately. For arrangements where fair value exists only for the undelivered elements, we defer the fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue related to the delivered items, assuming all other criteria for revenue recognition have been met. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

        Revenue from the sale of domain names consists primarily of amounts earned for the transfer of rights to domain names that are currently under the Company's control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only when payment is received.

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

        We establish reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. The allowance for doubtful accounts is calculated by taking into account factors such as our historical collection and write-off experience, the number of days the customer is past due and the status of the customer's account with respect to whether or not the customer is continuing to receive service. The contingent liability estimates are based on management's historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of liabilities and expenses that are not readily apparent from other sources. Historically, credit losses have been within our expectations and the reserves we have established have been appropriate. However, we have, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

Valuation of intangible assets, goodwill and long-lived assets

        Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of two to seven years.

        Goodwill and indefinite life intangibles are not be amortized, but are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. Goodwill is tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We review goodwill at least annually for possible impairment in the fourth quarter of each year.

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

        With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2009 and 2008.

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

Accounting for income taxes

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence; it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50% likely to be realized upon settlement.

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

        As we account for income taxes under the asset and liability method, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period that such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period that such determination would be made.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

NET REVENUES

        The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2009	2008
OpenSRS:
Domain Services	$59,248,732	$53,966,640
Email Services	3,636,866	5,765,223
Other Services	4,425,940	4,476,676

Total OpenSRS Services	67,311,538	64,208,539
Yummy Names	6,623,292	4,896,943
Hover	4,970,635	7,194,352
Butterscotch	2,033,747	2,168,046

	$80,939,212	$78,467,880

Increase over prior period	$2,471,332
Increase—percentage	3%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2009	2008
OpenSRS:
Domain Services	73%	69%
Email Services	4%	7%
Other Services	6%	6%

Total OpenSRS Services	83%	82%
	0%	0%
Yummy Names	8%	6%
Hover	6%	9%
Butterscotch	3%	3%

	100%	100%

        Total net revenues for Fiscal 2009 increased by $2.5 million, or 3%, to $80.9 million from $78.5 million for the year ended December 31, 2008, or Fiscal 2008. Deferred revenue from domain name registrations and other Internet services at December 31, 2009 increased to $56.3 million from $54.2 million at December 31, 2008.

        No customer accounted for more than 10% of revenue during Fiscal 2009 and, at December 31, 2009, one customer accounted for 11% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

        During Fiscal 2009, OpenSRS revenue increased by $3.1 million to $67.3 million when compared to Fiscal 2008.

        The main contributor to this increase was domain services revenue, which increased by $5.3 million to $59.2 million, primarily as a result of the impact of the 7% registry price increase that was levied by some of our domain name suppliers in October 2008 and from our continuing to aggressively compete to attract new clients and retain existing customers.

        This increase was partially offset by a decrease in email services revenue of $2.1 million to $3.6 million when compared to Fiscal 2008. As previously disclosed, this decrease in email service revenue is primarily attributable to two factors:

  •
  our decision to eliminate certain enterprise customers acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplaces; and

  •
  certain of our email customers, who are media portal companies and for whom email is only a small component of their overall service offerings, have chosen to include their email services as part of larger supply contracts for competitive and cost-control reasons. The last of these customers migrated away from our hosted email platform during the three months ended December 31, 2009. As our marketing efforts to date have not yet been successful in offsetting these customer losses, these customer losses have had a material impact on our results of operations for email services for Fiscal 2009.

        During Fiscal 2009, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.7 million to 6.7 million registrations as compared to Fiscal 2008. This increase resulted primarily from our continuing to aggressively compete to attract new clients and retain existing customers. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage.

        As of December 31, 2009, the total domain names under our management had increased by 0.4 million to 8.1 million domain names, as compared to the total domain names under our management as of December 31, 2008. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of December 31, 2009, we managed 1.6 million domain names on behalf of other accredited registrars, an increase of 0.2 million domain names compared to the 1.4 million as of December 31, 2008.

YummyNames

        Net revenues from our YummyNames domain portfolio service for Fiscal 2009 increased by $1.7 million, or 35%, to $6.6 million compared to Fiscal 2008.

        During Fiscal 2009, we earned $4.6 million by making domain names in our portfolio available for sale or lease, compared to $2.0 million during Fiscal 2008. In addition we earned $2.0 million from our pay-per-click advertising or parked pages program during Fiscal 2009 compared to $2.9 million for Fiscal 2008.

        This increase primarily reflects the timing of larger portfolio sales of domain names as well as the improved performance we are currently experiencing with our auction initiatives. These increases have been partially offset by the decrease in the delivery of third-party advertisements on parked pages of $0.9 million as a result of the impact our domain name sales have on our advertising revenue and the general economic conditions resulting in a generally slower advertising environment.

        The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue at the rate achieved during Fiscal 2009, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from domain portfolio services is driven by general macroeconomic factors that affect internet advertising. Our advertising expenditures are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty. A slowing economy may thus be accompanied by a decrease in advertising spending which could adversely impact our ability to grow or maintain our domain portfolio services revenue.

Hover

        Net revenues from Hover for Fiscal 2009 as compared to Fiscal 2008 decreased by $2.2 million, or 31%, to $5.0 million.

        This decrease primarily resulted from the impact of the sale of our retail hosting assets during Fiscal 2008 on current year revenues. To a lesser extent, our decisions to reclassify certain retail customers acquired in the IYD acquisition that did not meet our definition of retail customers to OpenSRS and de-emphasize new customer acquisitions while we transitioned our retail customers from our Domain Direct, NetIdentity and IYD services to Hover also contributed to this decrease.

Butterscotch

        Net revenues from Butterscotch for Fiscal 2009 as compared to Fiscal 2008 decreased by $0.1 million, or 6%, to $2.0 million. This decrease is primarily a result of the contraction in the yields from our syndicated Google feeds, and decreased revenue from our Author Resource Center of $0.3 million. This decrease was partially offset by an increase in advertising and video revenue of $0.2 million.

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

Hover

        Costs of revenues for our provision and management of Internet services on a retail basis include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service and includes the amortization of registry fees payable to renew the domains in our surname. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

Butterscotch

        Costs of revenues for our ad-supported content sites include the fees paid to third-party service providers, primarily for digital certificates sold through our content sites and content license fees.

General

        As a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar has positively impacted network costs, sales and marketing expenses, technical operations and development expenses and general and administrative expenses during Fiscal 2009 when compared to Fiscal 2008. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

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

        The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2009	2008
OpenSRS:
Domain Services	$48,202,033	$42,854,184
Email Services	546,455	340,048
Other Services	1,622,086	1,629,894

Total OpenSRS Services	50,370,574	44,824,126
Yummy Names	847,269	716,627
Hover	1,925,188	2,272,532
Butterscotch	44,886	29,195
Network, other costs	4,748,189	6,771,556
Network, depreciation and amortization costs	1,789,987	3,073,649

	$59,726,093	$57,687,685

Increase over prior period	$2,038,408
Increase—percentage	4%

        The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2009	2008
OpenSRS:
Domain Services	81%	74%
Email Services	1%	1%
Other Services	3%	3%

Total OpenSRS Services	85%	78%
Yummy Names	1%	1%
Hover	3%	4%
Butterscotch	0%	0%
Network, other costs	8%	12%
Network, depreciation and amortization costs	3%	5%

	100%	100%

        Total cost of revenues for Fiscal 2009 increased by $2.0 million, or 4%, to $59.7 million from $57.7 million Fiscal 2008 or Fiscal 2008. Prepaid domain registration and other Internet services fees as of December 31, 2009 increased by $2.7 million, or 6%, to $43.7 million from $41.1 million at December 31, 2008.

OpenSRS

        Costs for OpenSRS for Fiscal 2009 increased by $5.5 million, or 12% to $50.4 million from $44.8 million, when compared to Fiscal 2008. Higher domain registration volumes and increases in registration fees paid to the registries that were implemented in October 2008 accounted for $5.3 million of this increase for Fiscal 2009 when compared to Fiscal 2008. Included in this increase is $4.0 million related to the price increases noted above. As a result of a further price increased announced by Verisign on December 17, 2009, registry fees for .com and .net will increase by an additional 7% effective July 1, 2010. In addition, $0.2 million of the increase resulted from licensing and royalty costs payable to third-party service providers for email services.

YummyNames

        Costs for YummyNames for Fiscal 2009 as compared to Fiscal 2008 increased by $0.1 million, to $0.8 million, as a result of the registry price increases. This was partially offset as a result of the total number of names in our portfolio declining, primarily as a result of the sale of domain names.

Hover

        Costs for Hover for Fiscal 2009 as compared to Fiscal 2008 decreased by $0.3 million, to $1.9 million, and primarily reflects the lower revenue experienced during the year as well as the impact that the sale of our retail hosting assets during the 2008 fiscal year has had on our retail cost structure.

Network costs

        Network costs before depreciation and amortization for Fiscal 2009 decreased by $2.0 million, or 30%, to $4.7 million, primarily as a result of lower bandwidth, support contract and workforce costs. The decrease is primarily attributable to the lower co-location costs stemming from the closure and relocation of our U.S.-based co-location facilities during September 2008 and the restructuring we implemented in November 2008. Network depreciation and amortization costs for Fiscal 2009 decreased by $1.3 million, or 42%, to $1.8 million, primarily as a result of certain of our older computer hardware being fully depreciated and not requiring replacement.

        In addition, as a significant portion of our expenses are incurred in Canadian dollars, the weakening of the Canadian dollar relative to the U.S. dollar has positively impacted network costs during Fiscal 2009 when compared to Fiscal 2008. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

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

        We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2010.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2009	2008
Sales and marketing	$5,812,007	$6,668,884
Decrease over prior period	$(856,877)
Decrease—percentage	(13)%
Percentage of net revenues	7%	8%

        Sales and marketing expenses for Fiscal 2009 decreased by $0.9 million, or 13%, to $5.8 million as compared to Fiscal 2008. This decrease was primarily due to lower workforce costs that resulted from the restructuring we undertook in November 2008. This decrease was partially offset by an increase in marketing and travel related costs of $0.1 million for Fiscal 2009, as compared to Fiscal 2008.

        We expect sales and marketing expenses to increase in absolute dollars during Fiscal 2010, as we adjust our marketing programs and sales and customer support strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

        Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. All technical operations and development costs are expensed as incurred.

	Year ended December 31,
	2009	2008
Technical operations and development	$4,550,704	$6,172,428
Decrease over prior period	$(1,621,724)
Decrease—percentage	(26)%
Percentage of net revenues	6%	8%

        Technical operations and development expenses for Fiscal 2009 decreased by $1.6 million, or 26%, to $4.6 million as compared to Fiscal 2008.

        This decrease for Fiscal 2009 resulted primarily from a decrease in workforce-related costs, including contract and outside service costs that resulted from the restructuring we undertook in November 2008.

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

	Year ended December 31,
	2009	2008
General and administrative	$5,558,921	$6,809,601
Decrease over prior period	$(1,250,680)
Decrease—percentage	(18)%
Percentage of net revenues	7%	9%

        General and administrative expenses for Fiscal 2009 decreased by $1.3 million, or 18%, to $5.6 million as compared to Fiscal 2008.

        General and administrative expenses decreased during Fiscal 2009 compared to Fiscal 2008 primarily as a result a decrease in net bank charges of $0.9 million as a result of our initiative introduced in January 2009 to recover payment processing fees, a reduction in professional fees of

$0.4 million and a decrease in facility costs, telephone, investor and public relations costs of $0.3 million. In addition to these decreases, we recognized a foreign exchange loss of $0.7 million during Fiscal 2009 as compared to a foreign exchange loss of $0.8 million during Fiscal 2008. This $0.1 million decrease was primarily due to the impact of translating our Canadian dollar net assets on hand at December 31, 2009, to our functional currency of U.S. dollars. This impact has resulted from the significant weakening of the Canadian dollar relative to the U.S. dollar compared to Fiscal 2008. In addition, these decreases were offset by general and administrative expenses increasing by $0.4 million as a result of additional public listing and workforce related costs incurred during the period.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2009	2008
Depreciation of property and equipment	$266,251	$263,745
Increase over prior period	$2,506
Increase—percentage	1%

        Depreciation remained relatively flat at $0.3 million during Fiscal 2009 compared to Fiscal 2008.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2009	2008
Loss on disposition of property and equipment	$40,893	$498,529

        As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during Fiscal 2009, which resulted in a loss on the disposition of such equipment of $41,000.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2009	2008
Amortization of intangible assets	$1,442,160	$1,483,195
Decrease over prior period	$(41,035)
Decrease—percentage	(3)%

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

        As we did not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations.

	Year ended December 31,
	2009	2008
Loss (gain) in fair value of forward contracts	$(4,179,589)	$1,974,919
(Decrease) increase over prior period	$(6,154,508)

        We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through April 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for Fiscal 2009 was a net gain of $4.2 million, as compared to a net loss of $2.0 million for Fiscal 2008. This net gain in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

        At December 31, 2009, we reflect a derivative instrument asset of $2.2 million on our balance sheet as a result of the foreign exchange contracts we have entered into. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2009	2008
Other income, net	$4,268,050	$5,287,049
Decrease over prior period	$(1,018,999)
Decrease—percentage	(19)%

        Other income, net, decreased by $1.0 million, or 19%, to $4.3 million from $5.3 million as compared to Fiscal 2008.

        The net decrease in other income during Fiscal 2009 when compared to Fiscal 2008 was primarily the result of our recording a profit of $2.1 million on the sale of certain of our Hover shared hosting assets during Fiscal 2008 as well as our receiving dividends of $0.5 million during Fiscal 2008 from Afilias, a company in which we held an investment. Afilias did not pay any dividends during Fiscal 2009. Effective September 2009, we completed the sale of our investment in Afilias back to Afilias and no longer hold any interest in the Company.

        This net decrease in other income was partially offset by our recording an incremental gain on the sale of our investment in Afilias of $0.8 million during Fiscal 2009 when compared to Fiscal 2008.

        In addition, in June 2009 we received an additional payment of $0.6 million in connection with the Infonautics patents that we assigned in 2002 to a third party. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by the third party with respect to the commercialization of these patents. This revenue is comparable to the $0.2 million we recognized in June 2008 in connection with these patents. As the third party's costs of commercializing the patents are expected to increase in the future, we do not expect any future revenue received to be material. Also, net interest expense decreased during Fiscal 2009 when compared to the Fiscal 2008 by $0.4 million, primarily as a result of the monthly capital repayments of $0.2 million and the annual cash sweep payment of $0.7 million we made in April 2009 pursuant to the terms of our Bank of Montreal credit facility.

INCOME TAXES

        The following table presents our provision for income taxes, and effective tax rate for the periods presented:

	Year ended December 31,
	2009	2008
Provision for (recovery of) income taxes	$(251,384)	$121,134

        Our provision for income taxes primarily relates to tax on current year taxable income of $504,935; tax expense of $81,002 related to revisions to prior year estimates; a benefit of ($556,000) related to a reduction in the Company's recorded deferred tax liability and a benefit of ($281,320) related to investment tax credits earned during the period. The reduction in the deferred tax liability relates to the rate at which the Company expects the temporary differences resulting form its unlimited life intangibles to reverse. This change in estimate arose as a result of the Company no longer being subject to material state tax in the United States given the change in the jurisdictions in which the Company now operates. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another period. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.

        Our 2008 provision for income taxes primarily relates to our estimate for federal alternative minimum tax obligations for Fiscal 2008 and Pennsylvania state franchise tax related to prior years. No provision for income taxes other than for alternative minimum tax and Pennsylvania franchise tax was recorded during the year because we had net operating losses to offset against our operating income in our major operating jurisdictions. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax.

        Tucows has approximately $124,000 of total gross unrecognized tax benefit as of December 31, 2009 and $301,000 of total gross unrecognized tax benefit as of December 31, 2008, which if recognized would favorably affect the income tax rate in future periods. The unrecognized tax benefit relates to prior year Pennsylvania state franchise taxes and other US state taxes. The unrecognized tax benefit for the 2009 research and development claim is not expected to be significant. We recognize accrued interest and penalties related to taxes in tax expense. We did not have significant interest and penalties accrued as of December 31, 2009 and December 31, 2008 respectively. We believe it is reasonably possible that $124,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

        A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements included in this Form 10-K.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

NET REVENUES

        The following table presents our net revenues, by revenue source. Net revenue and cost of revenues have been reclassified to conform with the current year's disclosure.

	Year ended December 31,
	2008	2007
OpenSRS:
Domain Services	$53,966,640	$49,132,558
Email Services	5,765,223	7,461,511
Other Services	4,476,676	4,339,662

Total OpenSRS Services	64,208,539	60,933,731
Yummy Names	4,896,943	5,611,628
Hover	7,194,352	5,404,478
Butterscotch	2,168,046	2,688,359

	$78,467,880	$74,638,196

Increase over prior period	$3,829,684
Increase—percentage	5%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2008	2007
OpenSRS:
Domain Services	69%	66%
Email Services	7%	10%
Other Services	6%	6%

Total OpenSRS Services	82%	82%
Yummy Names	6%	7%
Hover	9%	7%
Butterscotch	3%	4%

	100%	100%

        Total net revenues for Fiscal 2008 increased by $3.8 million, or 5%, to $78.5 million from $74.6 million for the year ended December 31, 2007 or Fiscal 2007. Deferred revenue from domain name registrations and other Internet services at December 31, 2008 increased to $54.2 million from $50.6 million at December 31, 2007.

        No customer accounted for more than 10% of revenue during Fiscal 2008 and at December 31, 2008, two customers combined accounted for 20% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

        During Fiscal 2008, OpenSRS revenue increased by $3.3 million to $64.2 million when compared to Fiscal 2008.

        The main contributor to this increase was domain services revenue, which increased by $4.8 million to $54.0 million. This increase was primarily as a result of increased volumes from new and existing customers. The market for domain name and other Internet services remains intensely competitive and rapidly evolving. Effective August 2007, as part of our ongoing initiatives to improve our competitive position and to provide wholesale domain resellers a transparent cost breakdown, we invested in a new cost-plus domain pricing structure and a reduction in our domain name pricing. These steps have contributed to our average selling price declining and are likely to adversely impact our revenue and profitability in the short term. They also may or may not result in increased volumes, which would adversely impact our revenues and profitability in the longer term.

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

        This increase was partially offset by a decrease in email services revenue of $1.7 million to $5.8 million when compared to Fiscal 2007. This decrease resulted primarily from our elimination of certain enterprise customers that were acquired as part of the Hosted Messaging Business of Critical Path in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplace. Since our primary interest is in the reseller customers in the Critical Path, Inc. customer base, we felt the proper course of action would be for us to continue to support enterprise customers for as long as they choose to utilize our service and to assist any enterprise customer who wished to migrate either in-house or to another supplier.

        In addition, during Fiscal 2006, we began investing in the re-architecture of our email service due to the inefficiencies in the older platform we had purchased from Critical Path, Inc. These inefficiencies were undermining our customers' experience, were increasing our customer support incidents and were limiting our ability to close new business.

        As a result of the above factors, during Fiscal 2008, we lost four significant customers, who contributed approximately 60% to our current monthly email service revenue. Three of these customers are media portal companies who have become more focused on controlling costs. Email is a small component of their service offerings and for competitive and cost control reasons they are choosing to allow their email services to be included in larger supply contracts. This resulted in one of these customers migrating off of our hosted email platform during the three months ended September 30, 2008 and two of the other customers notifying us of their intention to leave our platform in the near future. While the loss of our customer in September 2008 did not materially impact our results for Fiscal 2008, if our efforts to actively market our email service to new customers are not successful in offsetting these customer losses, we expect that the loss of these customers may have a material impact on our results of operations for the fiscal year ended December 31, 2009 or Fiscal 2009.

YummyNames

        Net revenues from our YummyNames domain portfolio service for Fiscal 2008 decreased by $0.7 million, or 13%, to $4.9 million compared to Fiscal 2007. This decrease resulted primarily from sales of names from our portfolio of domain names amounting to $1.8 million during Fiscal 2008 compared to $3.3 million during Fiscal 2007. These Fiscal 2007 sales included, during the fiscal quarter ended June 30, 2007, an atypically large sale of $3.0 million representing approximately 2,500 domain names. This decrease was partially offset by an increase of $0.7 million in the revenue we earned from the delivery of third party advertisements on parked pages during Fiscal 2008 compared to Fiscal 2007.

        The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to grow revenue, nor that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as in past acquisitions.

Hover

        Net revenues from retail services for Fiscal 2008 compared to Fiscal 2007 increased by $1.8 million, or 33%, to $7.2 million. The primary contributors to this increase were the recognition of $0.8 million of deferred revenue as a result of the sale of our remaining retail hosting customers, an increase of $0.7 million from our provisioning of personalized email through our portfolio of surname based domain names through the NetIdentity website and an increase of $0.3 million from retail domain registration and other Internet services as a result of the IYD acquisition.

Butterscotch

        Net revenues from Butterscotch for Fiscal 2008 as compared to Fiscal 2007 decreased by $0.5 million, or 19%, to $2.2 million. This decrease is primarily a result of the contraction in the yields from our syndicated Google feeds, and decreased revenue from our advertising and syndication revenue streams amounting to $0.5 million. These decreases have been offset by a slight increase in Author Resource Center.

COST OF REVENUES

OpenSRS

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

Hover

        Costs of revenues for our provision and management of Internet services on a retail basis include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service and includes the amortization of registry fees payable to renew the domains in our surname. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

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

        The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2008	2007
OpenSRS:
Domain Services	$42,854,184	$36,672,361
Email Services	340,048	784,824
Other Services	1,629,894	1,654,045

Total OpenSRS Services	44,824,126	39,111,230
Yummy Names	716,627	590,223
Hover	2,272,532	1,776,843
Butterscotch	29,195	5,950
Network, other costs	6,771,556	7,258,669
Network, depreciation and amortization costs	3,073,649	4,041,156

	$57,687,685	$52,784,071

Increase over prior period	$4,903,614
Increase—percentage	9%

        The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2008	2007
OpenSRS:
Domain Services	74%	70%
Email Services	1%	1%
Other Services	3%	3%

Total OpenSRS Services	78%	74%
Yummy Names	1%	1%
Hover	4%	3%
Butterscotch	0%	0%
Network, other costs	12%	14%
Network, depreciation and amortization costs	5%	8%

	100%	100%

        Total cost of revenues for Fiscal 2008 increased by $4.9 million, or 9%, to $57.7 million from $52.8 million for Fiscal 2007. Prepaid domain registration and other Internet services fees at December 31, 2008 increased by $4.8 million, or 13%, to $41.1 million.

OpenSRS

        Costs for OpenSRS for Fiscal 2008 increased by $5.7 million, or 15% to $44.8 million from $39.1 million, when compared to Fiscal 2007. Higher domain registration volumes and increases in registration fees paid to the registries that were implemented in October 2007 and October 2008 accounted for $6.2 million of this increase for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Included in this increase is an amount of $3.6 million, related to the price increases noted above. This increase was offset by an amount of $0.4 million in costs for email services, which reflect lower licensing and royalty costs payable to third-party service providers.

YummyNames

        Costs for YummyNames for Fiscal 2008 as compared to Fiscal 2007 increased by $0.1 million, to $0.7 million, primarily as a result of the amortization of renewal costs of domain names in our portfolio of generic domain names, which are recognized ratably over the term of the renewal

Hover

        Costs for Hover for Fiscal 2008 as compared to Fiscal 2007 decreased by $0.5 million, to $2.3 million, essentially as a result of increased volumes.

Network costs

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

Liquidity and capital resources

        As of December 31, 2009, the cash and cash equivalents balance was $9.6 million, as compared to $5.4 million at December 31, 2008. Our principal sources of liquidity are cash flows generated from operations which contributed to these balances. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our consolidated balance sheets, which impacted amounts shown in our consolidated statement of cash flows.

        Net cash provided by operating activities for Fiscal 2009 totaled $6.5 million, compared to $2.4 million for Fiscal 2008. This increased contribution of $4.1 million was primarily the result the restructuring we undertook in November 2008 and the impact of the weakening of the Canadian dollar relative to the U.S. dollar during Fiscal 2009 when compared to Fiscal 2008. Operating activities for Fiscal 2009 generated $7.0 million, after adjustment for non-cash and other items, including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts, the gain on disposal of our investment in Afilias and stock-based compensation, aggregating to $4.7 million. This was partially offset by an increase in other non-cash operating working capital of $0.5 million, which was primarily the result of an increase in income taxes recoverable and a reduction in accounts payable and accruals, as well an increase in accounts receivable, prepaid expenses and customer deposits.

        Net cash used in financing activities during Fiscal 2009 totaled $5.5 million. We used $1.8 million to repurchase 4.2 million shares pursuant to the terms of a Dutch auction tender offer during March 2009, $0.6 million to repurchase 1.1 million shares pursuant to the terms of a second Dutch auction tender offer during July 2009 and $0.5 million to repurchase 0.8 million shares pursuant to the terms of a third Dutch auction tender offer during October 2009. Pursuant to the terms of our non-revolving, reducing credit facility, we also made equal monthly principal repayments of $1.9 million. In addition, under this credit facility, based on our Fiscal 2008 operating results, we also made a cash sweep payment of $0.7 million on May 1, 2009. We currently estimate that the cash sweep payment, which will be based on our audited 2009 results and will be payable during the three months ending June 30, 2010, will be sufficient to pay off in full the outstanding balance of $3.2 million of our non-revolving, reducing credit facility.

        Investing activities generated net cash of $3.3 million for Fiscal 2009. This resulted from our generating $4.1 million in cash under the terms of the sale of our investment in Afilias which was partially offset by our investing $0.8 million to acquire additional property and equipment during Fiscal 2009.

        Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and loan repayments for at least the next 12 months.

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

Subsequent events

        On December 14, 2009, we announced the commencement of a modified "Dutch auction" tender offer to repurchase up to 5,000,000 of our shares of common stock, representing approximately 7.5% of the our outstanding shares. The closing price of our common stock on the NYSE Amex on December 11, 2009 was $0.65 per share. The information agent for the offer was StockTrans, Inc. and the offer expired on Wednesday, January 13, 2010.

        Under the tender offer, our shareholders had the opportunity to tender some or all of their shares at a price within the $0.61 to $0.70 per share price range. On Thursday, January 21, 2010, the final results of the offer were announced and, as a result, we purchased 6,341,470 shares of our common stock at a purchase price of $0.70 per share, for a total of $4,439,029, excluding transaction costs of approximately $45,000. The purchase price was funded from available cash. The 6,341,470 shares purchased comprised the 5,000,000 shares we offered to purchase in the offer and an additional 1,341,470 shares purchased pursuant to our right to purchase up to an additional two percent of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.70 per share was approximately 99.92%. For this purpose, shares tendered at $0.70 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of January 21, 2010, we had approximately 60,630,764 shares issued and outstanding.

        On February 16, 2010, we announced that our Board of Directors had approved a stock buyback program to repurchase up to $10 million of our common stock through the facilities of the NYSE AMEX or the TSX Stock Exchange. The timing and exact number of common shares purchased will be at our discretion and will depend on available cash and market conditions. We may suspend or discontinue the repurchases at any time.

        During January 2010, the Company entered into foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $3.25 million, whereby $3.25 million is converted into Canadian dollars during 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0344.

        During February 2010, the Company entered into foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $1.95 million, whereby $1.95 million is converted into Canadian dollars during 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0606.

Off Balance Sheet Arrangements and Contractual Obligations

        We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2009 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2009.

        Although we have a functional currency of U.S. dollars, a major portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into numerous foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. The following contracts were entered into in 2009 in order to manage our exposure to foreign exchange rate fluctuations:

        On March 30, 2009, we entered into a series of forward foreign exchange contracts, whereby amounts of $500,000 are converted into Canadian dollars on a semi-monthly basis from January 2010 to June 2010 at a foreign exchange rate of 1.2442.

        On April 1, 2009, we entered into a series of forward foreign exchange contracts, whereby amounts of $500,000 are converted into Canadian dollars on a semi-monthly basis from July 2010 to September 2010 at a foreign exchange rate of 1.2447.

        On June 8, 2009, we entered into a series of forward foreign exchange contracts, whereby amounts of $133,000, $400,000 and $500,000 are converted into Canadian dollars on a semi-monthly basis from January 2010 to December 2010 at a foreign exchange rate of 1.1072.

        On June 15, 2009, we entered into a series of forward foreign exchange contracts, whereby amounts of $80,000 are converted into Canadian dollars on a semi-monthly basis from January 2010 to May 2010 at a foreign exchange rate of 1.1252.

        On October 1, 2009, we entered into a series of forward foreign exchange contracts, whereby amounts of $650,000 are converted into Canadian dollars on a semi-monthly basis from January 2010 to March 2010 at a foreign exchange rate of 1.0750.

        On October 15, 2009, we entered into a forward foreign exchange contract, whereby an amount of $650,000 is converted into Canadian dollars in April 2011 at a foreign exchange rate of 1.0224.

        On October 28, 2009, we entered into a forward foreign exchange contract, whereby an amount of $650,000 is converted into Canadian dollars in April 2011 at a foreign exchange rate of 1.0632.

        On October 29, 2009, we entered into a series of forward foreign exchange contracts, whereby amounts of $100,000, $400,000 and $900,000 are converted into Canadian dollars on a semi-monthly basis from May 2010 to December 2010 at a foreign exchange rate of 1.0617.

        As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

        The impact of the fair value adjustment on unrealized foreign exchange forward contracts for Fiscal 2009 was a net gain of approximately $4.2 million, and for Fiscal 2008, the impact was a net loss of approximately $2.0 million, which is reflected on the consolidated statements of operations. As of December 31, 2009, we had outstanding foreign currency forward contracts with a notional value of

$25.2 million. As of December 31, 2008, we had outstanding foreign currency forward contracts with a notional value of $21.0 million.

        We have performed a sensitivity analysis model for foreign exchange exposure over Fiscal 2009. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during Fiscal 2009. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for Fiscal 2009 of approximately $1.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy and commercial paper. Similarly, we enter into our foreign exchange contracts with major banks and financial institutions. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining an allowance for doubtful accounts based on historical experience and our expectation of future losses.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and supplementary data required by this item are attached to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tucows. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Mr. Stern, 53, has been a Managing Director and Head of Technology and Financial Institutions Investment Banking with Oppenheimer & Co. Inc., an investment banking firm, since April 2004. From February 2002 to March 2004, Mr. Stern served as a Managing Director and Head of Investment with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as Managing Director of STI Ventures Advisory USA Inc. and as a member of the Board of Directors and the investment committee of STI Ventures, a venture capital company focusing on the high technology market.

        Mr. Stern's has extensive experience with technology-based companies in the context of his investment banking experience, and has an in-depth knowledge of the Company's business, strategy and management team, all of which qualify him to be a director of Tucows.

Eugene Fiume	Director since June 2005

        Mr. Fiume, 52, is a Professor (since 1995) and past Chair (1998-2004) of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. Mr. Fiume's advisory board positions include the Max-Planck Center for Visual Computing and Communication and NGRAIN Corporation. Mr. Fiume also works with venture capital companies and SMEs on due diligence and strategy.

        Mr. Fiume has an extensive and evolving knowledge of computer science in the context of his experience as a Professor at the University of Toronto. In addition, he has other valuable experience with technology companies generally that, in addition to the other attributes listed above, qualify him to be a director of Tucows.

Erez Gissin	Director since August 2001

        Mr. Gissin, 51, is the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel. Mr. Gissin is also a director of Partner Communications Ltd. (NASDAQ: PTNR)

        Mr. Gissin has a strong background in the internet communications industry and has gained significant institutional knowledge in his long tenure as one of our directors. Mr. Gissin also has significant leadership experience as the Chief Executive Officer of IP Planet Networks Ltd. and he has extensive financial acumen derived from his years of executive experience. All of these qualities qualify Mr. Gissin to be a director of Tucows.

Joichi Ito	Director since December 2008

        Mr. Ito, 43, has served as one of our directors since December 2008 and is the current Chief Executive Officer of Creative Commons. He is a co-founder and current board member of Digital Garage, a Senior Visiting Researcher of Keio Research Institute at the Shonan Fujisawa Campus of Keio University in Japan and the Chairman of Six Apart Japan, a weblog software company. He is also on the board of directors of a number of non-profit organizations, including The Mozilla Foundation. Mr. Ito has created numerous Internet companies, including PSINet Japan, Digital Garage (Tokyo Stock Exchange 4819) and Infoseek Japan and was an early stage investor in Six Apart, Technorati, Flickr, SocialText, Dopplr, Last.fm, Rupture and Kongregate. He has served and continues to serve on various Japanese central as well as local government committees and boards, advising the government on IT, privacy and computer security related issues.

        Ito served on the board of CCC, a video rental franchise company in Japan (Tokyo Stock Exchange 4756) and Pia Corporation, a ticket and entertainment magazine company in Japan (Tokyo Stock Exchange 4337) until July of 2008. He served on the board of the Internet Corporation for Assigned Names and Numbers (ICANN), a U.S. non-profit corporation until December 2007. ICANN manages the domain name registration system that Tucows uses for its domain name business and ICANN receives fees from Tucows for domain name registrations.

        Mr. Ito has extensive experience as a director of a number of publicly traded companies and has a wide range of experience with internet companies generally. This experience, along with Mr. Ito's domain-specific knowledge, enable him to bring key experience to the Company and qualifies him to be a director of Tucows.

Allen Karp	Director since October 2005

        Mr. Karp, 69, was a partner in the law firm of Goodman and Carr LLP, where he practiced law from 1966 until 1986. Mr. Karp had been with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. Mr. Karp is a Trustee of Brookfield Real Estate Services Fund and is a director of its management company, the Chair of its corporate governance committee and sits on the audit committee. Mr. Karp is Chairman of the board of trustees of IBI Income fund, and is Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a director and immediate past Chairman of the Toronto International Film Festival Group and the Chairman of its corporate governance committee.

        Mr. Karp has extensive executive leadership skills, long-standing senior management experience, a strong ethics and compliance focus and audit committee experience. These skills and qualifications, in addition to his current service on the boards of directors of other public companies, enable him to bring valuable perspectives to our Board, particularly with respect to corporate governance matters, and qualify him to be a director of Tucows.

Lloyd Morrisett	Director since February 1994

        Dr. Morrisett, 80, served as a director of Infonautics, Inc., our predecessor, beginning in February 1994 and served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Delaware in August 2001 and became Tucows Inc. He is the co-founder of the Children's Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

        Dr. Morrisett has a distinguished career that is highlighted by his business acumen and leadership experience. In addition, as a member of the board of directors of our predecessor, Dr. Morrisett is uniquely positioned to provide the Board and the Company with an important historical perspective with respect to the Company's operations and strategy. These factors, combined with Dr. Morrisett's experience as a public company board, audit committee and compensation committee member, qualify him to be a director of Tucows.

Elliot Noss	Director since August 2001

        Mr. Noss, 47, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

        Mr. Noss's lengthy service as our Chief Executive Officer has provided him with extensive knowledge of, and experience with, Tucows' operations, strategy and financial position. In addition, Mr. Noss has widespread knowledge of the internet and software industry generally that, coupled with his operational expertise, qualifies him to be a director of Tucows.

Rawleigh H. Ralls	Director since May, 2009

        Mr. Ralls, 47, is a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies. Prior thereto, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm's sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical, Knowledge Factor, Mocapay, Inc, and SageFire, Inc.

        Mr. Ralls has a wealth of industry experience, most notably the experience that he gained through his leadership of Netidentity.com. In addition, Mr. Ralls contributes a unique perspective to the Board's discussions and considerations based on the two decades of investing and portfolio management experience. All of these attributes qualify Mr. Ralls to be a director of Tucows.

Jeffrey Schwartz	Director since June 2005

        Mr. Schwartz, 47, was originally Vice President of the Juvenile Division of Dorel Industries, a position he held until 1989, when their Canadian divisions were merged and he became Vice-President, Finance. Mr. Schwartz held the position of Vice-President, Finance from 1989 until 2003. In 2003, his title was changed to Executive Vice-President and Chief Financial Officer. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

        Mr. Schwartz has a significant amount of public-company financial expertise, particularly in his executive experience as the chief financial officer of Dorel Industries, Inc. This executive experience, along with Mr. Schwartz's service as one of our audit committee members (and as Chairman of our audit committee since 2005), qualifies him to be a director of Tucows.

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

        Mr. Stern, one of our independent directors, serves as the Chairman of the Board. The Board does not have a lead independent director. Our Board currently consists of eight directors, seven of whom the Board has determined are "independent" within the meaning of the independence requirements prescribed by the listing standards of NYSE Amex. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows' Board. We believe that this structure provides the appropriate, independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our corporate governance, nominating and compensation committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

        Our Board of Directors met five times during Fiscal 2009. Our Board of Directors also took action by unanimous written consent on one occasion during Fiscal 2009. Each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2009.

Executive Sessions of Independent Directors

        A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Stern was responsible for chairing the executive sessions.

Policy regarding attendance

        Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2009 annual meeting of shareholders in person while the remainder of the Board of Directors attended by teleconference.

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

        The audit committee held five meetings during Fiscal 2009. The audit committee also took action by unanimous written consent on one occasion during the 2009 fiscal year. The audit committee's purposes are:

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

        Each of the members of our audit committee is an independent director and satisfies the independence standards specified in Section 121A of the NYSE Amex listing requirements and Rule 10A-3 under the Securities Exchange Act of 1934, and is able to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. Additionally, the Board of Directors has determined that Mr. Schwartz qualifies as an "audit committee financial expert" as defined under Item 407(d)(5) of Regulation S-K. The Board of Directors has adopted a written charter for the audit committee, which the audit committee has reviewed and determined to be in compliance with the rules set forth in the NYSE Amex listing requirements.

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

        The committee held three meetings during Fiscal 2009. The corporate governance, nomination and compensation committee also took action by unanimous written consent on two occasions during the 2009 fiscal year. The corporate governance, nomination and compensation committee has responsibility for the oversight, review and approval of senior management's compensation philosophy and practices. To assist it in meeting this mandate the corporate governance, nomination and compensation committee has the authority to hire its own independent advisors and is authorized to delegate responsibilities to management, independent accountants and internal and outside lawyers.

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

        This committee is also responsible for recommending qualified candidates to the Board for election as directors, including the slate of directors that the Board proposes for election by stockholders at our Annual Meetings of Shareholder. While the committee does not have a formal diversity "policy," the committee recommends candidates based upon many factors, including diversity of viewpoint and industry, and also seeks to recommend members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. We believe that the committee's existing nominations process is designed to identify the best possible nominees for the Board, regardless of the nominee's gender, racial background, religion, or ethnicity. The committee identifies candidates through a variety of means, including recommendations from members of the Board and suggestions from our management. In addition, the committee considers candidates recommended by third parties, including shareholders, in accordance with the procedures set forth below. The committee will examine each director nominee on a case-by-case basis, regardless of who recommended the nominee, and take into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. However, the Board and the committee believe the following minimum qualifications must be met by a director nominee to be recommended by the committee:

  •
  Each director must display high personal and professional ethics, integrity and values.

  •
  Each director must have the ability to exercise sound business judgment.

  •
  Each director must be accomplished in his or her respective field, with broad experience at the executive and/or policy-making level in business, government, education, technology or public interest.

  •
  Each director must have relevant expertise and experience, and be able to offer advice and guidance based on that expertise and experience.

  •
  Each director must be able to represent all shareholders of Tucows and be committed to enhancing long-term shareholder value.

  •
  Each director must have sufficient time available to devote to activities of the Board and to enhance his or her knowledge of Tucows' business.

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

        The table below shows all compensation paid to each of our non-employee directors during 2009. Other than Rawleigh Ralls, who was appointed as a director in May 2009, each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)(2)	All other compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Stanley Stern	36,000	7,563	—	43,563
Eugene Fiume	17,500	5,500	—	23,000
Erez Gissin	17,500	5,500	—	23,000
Joichi Ito	17,000	5,500	—	22,500
Allen Karp	35,000	10,313	—	45,313
Lloyd Morrisett	35,000	10,313	—	45,313
Rawleigh Ralls	14,000	10,000	—	24,000
Jeffrey Schwartz	35,000	10,313	—	45,313

	207,000	65,002	—	272,002

(1)
On May 12, 2009 under the 2006 Plan, Rawleigh Ralls was awarded these automatic option grants upon his appointment to the Board of Directors. Under the 2006 Plan these options vested immediately and carry an exercise price of $0.38. All these options remained outstanding at December 31, 2009 and have a five year term. The aggregate grant date fair value of the option grants was determined in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("FASB ASC 718"), (formerly Statement of Financial Accounting Standards No. 123(R)) and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
On September 8, 2009 under the 2006 Plan, our non-employee directors were awarded these automatic option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $0.56. All these options remained outstanding at December 31, 2009 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note10 to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

        We believe that, under the SEC's rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than 10 percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2009

Stock ownership of management

        We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to Fiscal 2009, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of our outstanding common stock as reported in their filings with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Summary compensation table

        The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during 2009. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2009 fiscal year were converted into

U.S. dollars based upon the exchange rate of 1.1429 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2009.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2009	275,615	74,933	32	—	8,530	359,110
President and Chief Executive Officer	2008	281,875	18,397	—	20,520	9,866	330,658
Michael Cooperman	2009	215,898	51,678	32	—	8,574	276,182
Chief Financial Officer	2008	220,802	12,684	—	25,650	11,557	270,693
David Woroch	2009	179,150	51,678	32	—	6,124	236,984
Vice President, Sales	2008	183,219	12,684	—	22,230	7,047	225,180

(1)
Represents bonus earned during the fiscal years ended December 31, 2009 and 2008. Of the 2007 amount, the following amounts were paid in February 2008:

Elliot Noss	$38,467
Michael Cooperman	$26,529
David Woroch	$30,508
(2)
Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 10 entitled "Stock Options" in the notes to our audited financial statements below, for a discussion of the assumptions underlying these calculations.

(3)
Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 10 entitled "Stock Options" in the notes to our audited financial statements below, for a discussion of the assumptions underlying these calculations.

(4)
Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2009	1,312	7,218	—	8,530
	2008	1,409	8,457	—	9,866
Michael Cooperman	2009	1,312	6,737	525	8,574
	2008	1,409	7,893	2,255	11,557
David Woroch	2009	1,312	4,812	—	6,124
	2008	1,409	5,638	—	7,047

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2009:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Elliot Noss	60,000	—	0.44	7/1/12
	214,575	—	0.37	8/5/13
	223,991	—	0.37	8/5/13
	1,394,738	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	200,000	—	0.58	8/10/14
	75,000	75,000	0.85	3/18/14
	15,000	45,000	0.60	5/22/15

	2,259,804	120,000

Michael Cooperman	50,000	—	0.44	7/1/12
	629,975	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	150,000	—	0.58	8/10/14
	60,000	60,000	0.85	3/18/14
	18,750	56,250	0.60	5/22/15

	985,225	116,250

David Woroch	42,915	—	0.49	6/30/12
	20,000	—	0.44	7/1/12
	30,000	—	0.36	8/4/13
	60,000	—	0.58	8/10/14
	40,000	40,000	0.85	3/18/14
	16,250	48,750	0.60	5/22/15

	209,165	88,750

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

	2009	Termination without Cause	Change in Control
Elliot Noss(1)
Compensation
Base Salary/Severance(2)		$413,422	$1,013,422
Bonus Plan(3)		199,821	199,821
Acceleration of Unvested Equity Awards(4)		3,600	3,600
Benefits(5)
Car Allowance		7,218	7,218
Healthcare Flexible Spending Account		1,312	1,312
Healthclub		—	—

		$625,373	$1,225,373

	2009	Termination without Cause	Change in Control
Michael Cooperman(1)
Compensation
Base Salary/Severance(2)		$287,864	$587,864
Bonus Plan(3)		122,495	122,495
Acceleration of Unvested Equity Awards(4)		1,500	4,500
Benefits(5)
Car Allowance		6,737	6,737
Healthcare Flexible Spending Account		1,312	1,312
Health club		525	525

		$420,433	$723,433

	2009	Termination without Cause	Change in Control
David Woroch(1)
Compensation
Base Salary/Severance(2)		$223,937	$223,937
Bonus Plan(3)		114,839	114,839
Acceleration of Unvested Equity Awards(4)		1,300	1,300
Benefits(5)
Car Allowance		4,812	4,812
Healthcare Flexible Spending Account		1,312	1,312
Health club		—	—

		$346,200	$346,200

(1)
For the purpose of the table we assumed an annual base salary at the executive's level as of December 31, 2009

(2)
Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 18 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)
For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2009 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)
For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2009, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2009 was $0.68.

(5)
Pay for unused vacation, extended health, matching registered retirement savings plan benefit, life insurance and accidental death and dismemberment insurance are standard programs offered to all employees and are therefore not reported.

Employment Agreements—Termination

        Employment contracts are currently in place for each of the named executive officers, whose contracts detail the severance payments that will be provided on termination of employment and the consequent obligations of non-competition and non-solicitation.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of our common stock, as of March 19, 2010, by each of our chief executive officer, our two other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 19, 2010	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	591,254	(2)	2,312,304	2,903,558	4.7
Michael Cooperman	13,850		1,033,975	1,047,825	1.7
David Woroch	133,250		245,415	378,665	*
Stanley Stern	203,850		253,050	456,900	*
Eugene Fiume	—		75,000	75,000	*
Erez Gissin	10,000		75,000	85,000	*
Joichi Ito	—		45,000	45,000	*
Allen Karp	20,000	(3)	140,000	160,000	*
Lloyd Morrisett	105,000	(4)	140,000	245,000	*
Rawleigh Ralls	10,050,120	(5)	45,000	10,095,120	16.9%
Jeffrey Schwartz	—		150,000	150,000	*
All directors and executive officers as a group (13 persons)	11,127,324		4,739,744	15,867,068	24.6

*
Less than 1%.

(1)
Based on 59,793,116 shares outstanding as of March 19, 2010, adjusted for shares of common stock beneficially owned but not yet issued.

(2)
Includes an aggregate of 86,869 shares of common stock owned by two separate family trusts of which Mr. Noss is the trustee. In addition, 54,957 shares of common stock are held in Mr Noss' RRSP account.

(3)
These shares of common stock are directly owned by Mr. Karp's wife.

(4)
These shares of common stock are owned jointly by Dr. Morrisett and his wife.

(5)
2,478,011 of these shares are held by Lacuna Venture Fund LLLP ("Lacuna Venture") and are indirectly owned by Lacuna LLC ("Lacuna LLC") and Lacuna Ventures GP LLLP ("Lacuna Ventures GP"). Lacuna LLC serves as the sole general partner of Lacuna Ventures GP, which serves as the sole general partner of Lacuna Venture. Neither Lacuna LLC nor Lacuna Ventures GP directly owns any securities of the Issuer. Each of Lacuna LLC and Lacuna Ventures GP disclaims beneficial ownership of the securities held by Lacuna Venture, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls does not directly own any non-derivative securities in the Issuer. Mr. Ralls disclaims beneficial ownership of the securities held by Lacuna Venture, except to the extent of his pecuniary interest therein.

7,572,109 of these shares are held by Lacuna Hedge Fund LLLP ("Lacuna Hedge") and are indirectly owned by Lacuna LLC and Lacuna Hedge GP LLLP ("Lacuna Hedge GP"). Lacuna LLC serves as the sole general partner of Lacuna Hedge GP, which serves as the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Issuer. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls does not directly own any non-derivative securities in the Issuer. Mr. Ralls disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

Principal shareholders.

        The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 19, 2010.

	Beneficial Ownership of Common stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Lacuna, LLC	10,050,120	(2)	16.8%
1100 Spruce Street, Suite 202
Boulder, CO 80302
Diker GP, LLC	9,407,035	(3)	15.7%
745 Fifth Avenue, Suite 1409
New York, New York 10151

(1)
Based on 59,793,116 shares outstanding as of March 19, 2010.

(2)
As disclosed on Form 4, filed with the SEC on March 12, 2010. Of these shares, 2,478,011 are held directly by Lacuna Venture Fund LLLP ("Lacuna Venture") and 7,572,109 are held directly by Lacuna Hedge Fund LLLP ("Lacuna Hedge"). Lacuna, LLC serves as the sole general partner of each of Lacuna Ventures GP and Lacuna Hedge GP. Lacuna Ventures GP serves as the sole general partner of Lacuna Venture and Lacuna Hedge GP serves as the sole general partner of Lacuna Hedge. Neither Lacuna Ventures GP, Lacuna Hedge GP, nor Lacuna, LLC directly owns any securities of the Company. Lacuna Ventures GP, Lacuna Hedge GP and Lacuna, LLC may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the securities of the Company held by Lacuna Venture and Lacuna Hedge but disclaim beneficial ownership except to their pecuniary interest therein.

(3)
As disclosed on Schedule 13G/A, filed with the SEC on February 6, 2010. The shares are held indirectly by Diker Management, LLC, in its capacity as the Registered Investment Adviser of certain managed accounts and funds. Diker Management, LLC is a Registered Investment Adviser and as such disclaims all beneficial ownership of the shares and in any case disclaims beneficial ownership of the shares except to the extent of the reporting person's pecuniary interest therein.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2009

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1) (#)	Weighted-average exercise price of outstanding options, warrants and rights(2) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	7,203,977	$0.56	2,505,650
Equity compensation plans not approved by security holders	—	—	—

Total:	7,203,977	$0.56	2,505,650

(1)
Consists of 7,203,977 shares of our common stock issuable upon the exercise of outstanding options under our 1996 Plan and 2006 Plan.

(2)
Includes the weighted-average exercise price of stock options outstanding of $0.56.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Review, Approval or Ratification of Transactions with Related Persons

        The Audit Committee Board of Directors is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer or director that would potentially require disclosure pursuant to the audit committee charter. As of the date of this Annual Report on Form 10-K, we expect that any transactions in which related persons have a direct or indirect interest will be presented to the audit committee for review and approval. While neither the audit committee nor the board have adopted a written policy regarding related party transactions, the audit committee makes inquiries to our management and our auditors when reviewing such transactions. Neither we nor the audit committee are aware of any transaction that was required to be reported with the SEC where such policies and procedures either did not require review or were not followed.

Director Independence

        Our Board of Directors has determined that each of Messrs. Stern, Fiume, Gissin, Ito, Karp, Ralls, Schwarz, and Dr. Morrisett are independent directors as defined in Section 121A of the NYSE Amex listing standards. In this Annual Report on Form 10-K, each of these eight directors are referred to individually as an "independent director" and collectively as the "independent directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        A summary of the fees of KPMG LLP for the years ended December 31, 2009 and 2008 are set forth below:

	2009 Fees	2008 Fees
Audit Fees(1)	$229,000	$275,000
Audit-Related Fees	—	—
Tax Fees(2)	95,000	183,000
All Other Fees	—	—

Total Fees	$324,000	$458,000

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

        Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

/s/ ELLIOT NOSS Elliot Noss President and Chief Executive Officer (Principal Executive Officer) March 22, 2010	/s/ MICHAEL COOPERMAN Michael Cooperman Chief Financial Officer (Principal Financial Officer) March 22, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tucows Inc.:

        We have audited the accompanying consolidated balance sheets of Tucows Inc. (and subsidiaries) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. (and subsidiaries) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP Chartered Accountants, Licensed Public Accountants Toronto, Canada March 18, 2010

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,632,394	$5,427,467
Accounts receivable, net of allowance for doubtful accounts of $110,000 as of December 31, 2009 and $125,000 as of December 31, 2008	2,822,045	3,200,362
Prepaid expenses and deposits	2,498,922	2,274,043
Derivative instrument asset, current portion (note 4)	2,107,825	—
Prepaid domain name registry and ancillary services fees, current portion	31,596,236	29,212,610
Deferred tax asset, current portion (note 11)	—	590,000
Income taxes recoverable	674,000	—

Total current assets	49,331,422	40,704,482
Derivative instrument asset, long-term portion (note 4)	96,845	—
Prepaid domain name registry and ancillary services fees, long-term portion	12,126,515	11,855,971
Property and equipment (note 5)	1,986,768	3,072,958
Deferred financing charges	41,000	78,500
Deferred tax asset, long-term portion (note 11)	3,907,476	2,410,000
Intangible assets (note 6)	18,656,353	20,206,996
Goodwill (note 3)	17,990,807	17,990,807
Investment (note 8)	—	200,000

Total assets	$104,137,186	$96,519,714

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,547,863	$1,633,830
Accrued liabilities	1,889,980	2,000,146
Customer deposits	3,624,317	3,319,241
Derivative instrument liability (note 4)	—	1,974,919
Loan payable, current portion (note 7)	3,220,125	2,624,242
Deferred revenue, current portion	40,211,766	37,985,821
Deferred tax liability, current portion (note 11)	907,476	—
Accreditation fees payable, current portion	530,656	510,548

Total current liabilities	51,932,183	50,048,747
Deferred revenue, long-term portion	16,098,812	16,201,804
Accreditation fees payable, long-term portion	169,620	187,374
Loan payable, long-term portion (note 7)	—	3,235,125
Deferred tax liability, long-term portion (note 11)	4,840,000	5,396,000
Stockholders' equity (note 9)
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 67,080,353 shares issued and outstanding as of December 31, 2009 and 73,073,782 shares issued and outstanding as of December 31, 2008	14,030,384	15,198,358
Additional paid-in capital	47,287,351	48,714,676
Deficit	(30,221,164)	(42,462,370)

Total stockholders' equity	31,096,571	21,450,664

Total liabilities and stockholders' equity	$104,137,186	$96,519,714

Commitments and contingencies (note 14)
Subsequent events (note 16)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2009	2008	2007
Net revenues (note 16)	$80,939,212	$78,467,880	$74,638,196
Cost of revenues (note 16):
Cost of revenues(*)	57,936,106	54,614,036	48,742,915
Depreciation of property and equipment	1,673,191	2,909,853	3,738,324
Amortization of intangible assets	116,796	163,796	302,832

Total cost of revenues	59,726,093	57,687,685	52,784,071

Gross profit	21,213,119	20,780,195	21,854,125
Expenses:
Sales and marketing(*)	5,812,007	6,668,884	6,345,999
Technical operations and development(*)	4,550,704	6,172,428	6,710,841
General and administrative(*)	5,558,921	6,809,601	5,232,385
Depreciation of property and equipment	266,251	263,745	263,101
Loss on disposition of property and equipment	40,893	498,529	—
Amortization of intangible assets	1,442,160	1,483,195	1,174,864
Loss (gain) in fair value of forward contracts	(4,179,589)	1,974,919	(497,253)

Total expenses	13,491,347	23,871,301	19,229,937

Income (loss) from operations	7,721,772	(3,091,106)	2,624,188
Other income:
Interest income (expense), net	(225,140)	(583,911)	(516,853)
Other income, net (note 12)	4,493,190	5,870,960	619,014

Total other income	4,268,050	5,287,049	102,161

Income before provision for income taxes	11,989,822	2,195,943	2,726,349
Provision for (recovery of) income taxes (note 11)	(251,384)	121,134	50,816

Net income for the year	$12,241,206	$2,074,809	$2,675,533

Basic earnings per common share (note 2(p))	$0.18	$0.03	$0.04

Shares used in computing basic earnings per common share (note 2(p))	69,145,001	73,817,347	74,361,470

Diluted earnings per common share (note 2(p))	$0.17	$0.03	$0.03

Shares used in computing diluted earnings per common share (note 2(p))	70,356,013	74,830,217	77,046,519

(*)
Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$15,957	$19,700	$15,000
Sales and marketing	$58,782	$64,200	$80,200
Technical operations and development	$49,302	$52,700	$78,800
General and administrative	$171,220	$151,200	$147,600

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders' Equity

(Dollar amounts in U.S. dollars)

	Common stock
			Additional paid in capital		Total stockholders' equity
	Number	Amount		Deficit
Balances, December 31, 2006	75,978,502	$15,395,381	$50,359,906	$(47,212,712)	$18,542,575
Exercise of stock options	526,640	478,855	(220,559)	—	258,296
Repurchase and retirement of shares (note 9)	(2,616,600)	(523,321)	(1,923,634)	—	(2,446,955)
Stock-based compensation (note 10)	—	—	321,600	—	321,600
Net income for the year	—	—	—	2,675,533	2,675,533

Balances, December 31, 2007	73,888,542	15,350,915	48,537,313	(44,537,179)	19,351,049
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Repurchase and retirement of shares (note 9)	(849,760)	(169,952)	(102,492)	—	(272,444)
Stock-based compensation (note 10)	—	—	287,800	—	287,800
Net income for the year	—	—	—	2,074,809	2,074,809

Balances, December 31, 2008	73,073,782	15,198,358	48,714,676	(42,462,370)	21,450,664
Exercise of stock options	68,707	46,858	(21,436)	—	25,422
Repurchase and retirement of shares (note 9)	(6,074,236)	(1,214,832)	(1,701,150)	—	(2,915,982)
Issuance of restricted stock	12,600	—	—	—	—
Cancellation of restricted stock	(500)	—	—	—	—
Stock-based compensation (note 10)	—	—	295,261	—	295,261
Net income for the year	—	—	—	12,241,206	12,241,206

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$31,096,571

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2009	2008	2007
Cash provided by (used in):
Operating activities:
Net income for the year	$12,241,206	$2,074,809	$2,675,533
Items not involving cash:
Depreciation of property and equipment	1,939,442	3,173,598	4,001,425
Loss on disposition of property and equipment	40,893	498,529	—
Amortization of deferred financing charges	37,500	49,700	26,616
Amortization of intangible assets	1,558,956	1,646,991	1,477,696
Reduction in deferred tax liability	(556,000)	—	—
Gain on sale of customer relationshsips	—	(2,091,995)	—
Disposal of domain names	5,462	5,030	—
Unrealized loss (gain) in the fair value of forward contracts	(4,179,589)	1,974,919	(497,253)
Stock-based compensation	295,261	287,800	321,600
Gain on disposal of shares in Afilias Inc.	(3,890,395)	(3,090,404)	—
Change in non-cash operating working capital:
Accounts receivable	378,317	221,818	(425,959)
Prepaid expenses and deposits	(224,879)	858,086	(485,374)
Prepaid domain name registry and ancillary services fees	(2,654,170)	(4,829,254)	(4,559,427)
Income taxes recoverable / payable	(674,000)	—	—
Accounts payable	(172,582)	(789,425)	(67,268)
Accrued liabilities	(110,166)	(1,288,941)	902,001
Customer deposits	305,076	51,457	123,665
Deferred revenue	2,122,953	3,574,397	5,476,621
Accreditation fees payable	2,354	33,487	(346,878)

Net cash provided by operating activities	6,465,639	2,360,602	8,622,998

Financing activities:
Proceeds received on exercise of stock options	25,422	9,450	258,296
Repurchase of shares	(2,915,982)	(272,444)	(2,446,955)
Proceeds received on loan payable	—	—	9,416,393
Repayment of prommisory note and loan payable	(2,639,242)	(8,914,241)	(797,601)

Net cash (used in) provided by financing activities	(5,529,802)	(9,177,235)	6,430,133

Investing activities:
Cost of domain names acquired	(13,775)	(8,944)	(23,999)
Additions to property and equipment	(807,530)	(2,113,904)	(3,408,403)
Proceeds on disposition of property and equipment	—	66,039	—
Decrease (increase) in restricted cash—being margin security against forward exchange contracts	—	—	1,019,423
Acquisition of Mailbank.com Inc., net of cash acquired	—	—	(90,050)
Acquisition of Boardtown Corporation, net of cash acquired	—	—	(4,900)
Acquisition of Innerwise Inc., net of cash acquired	—	(500,000)	(10,332,065)
Proceeds on disposal of shares in Afilias Inc.	4,090,395	3,244,141	—
Sale of customer relationships	—	2,392,660	—
Decrease (increase) in cash held in escrow	—	1,070,632	(376,053)

Net cash provided by (used in) investing activities	3,269,090	4,150,624	(13,216,047)

(Decrease) increase in cash and cash equivalents	4,204,927	(2,666,009)	1,837,084
Cash and cash equivalents, beginning of year	5,427,467	8,093,476	6,256,392

Cash and cash equivalents, end of year	$9,632,394	$5,427,467	$8,093,476

Supplemental cash flow information:
Interest paid	$227,616	$630,729	$784,263
Income taxes paid	$1,165,000	$182,876	$41,000
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$93,594	$6,979	$273,070

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

  (a) Basis of presentation

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

        During the fourth quarter of fiscal 2009, the Company corrected two immaterial errors relating to prior interim periods within fiscal 2009. A tax benefit of $0.3 million relating to the use of losses should have been recorded as part of the three and nine-months ended September 30, 2009, while depreciation expense was cumulatively overstated by $0.1 million during the nine-months ended September 30, 2009. As a result of these corrections, the income tax provision and depreciation expense for the twelve months ended December 31, 2009 are properly stated.

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

  (c) Cash and cash equivalents

        All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents.

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

        The Company does not amortize goodwill and indefinite life intangibles, but tests for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company reviews goodwill at least annually for possible impairment in the fourth quarter of each year.

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

        Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2009, the Company had goodwill of $18.0 million. The Company completed its latest annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2009, 2008 and 2007.

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

        The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lives intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2009 and 2008.

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

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

  (j) Translation of foreign currency transactions

        The Company's functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. A foreign exchange loss amounting to $744,180 has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2009. A foreign exchange loss amounting to $797,529 has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2008. A foreign exchange gain amounting to $991,175 has been recorded in general and administrative expenses in the consolidated statements of operations during the years ended December 31, 2007.

  (k) Derivative Instruments

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

  (l) Fair Value Measurements of Assets and Liabilities

        The Company follows ASC Topic 820, Fair Value Measurements & Disclosures, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of ASC Topic 820 did not have a significant impact on the Company's financial statements, and the resulting fair values calculated under ASC Topic 820 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 15 for further details on fair value measurements.

  (m) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use as follows: costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. The Company did not capitalize any amounts during the years ended December 31, 2009 and 2008 of such costs relating to the development of internal use software. The Company capitalized $32,400 during the year ended December 31, 2007, of such costs relating to the development of internal use software. The capitalized costs of computer

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

        The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

        The Company is entitled to earn investment tax credits ("ITCs"), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized once the Company has reasonable assurance that the amounts will be realized.

  (o) Stock-based compensation

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

  (q) Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, accounts receivable and forward foreign exchange contracts. Cash equivalents and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2009, 2008 or 2007. One customer accounted for 11% of accounts receivable at December 31, 2009, two customers accounted for 20% of accounts receivable at December 31, 2008 and one customer accounted for 15% of accounts receivable at December 31, 2007. All of these accounts receivable have been collected.

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

  (s) Comprehensive income

        Items of their comprehensive income are classified by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2009, 2008 and 2007.

  (t) Segment reporting

        The Company operates in one business segment.

        The Company's revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer.

        The Company's assets are located in Canada, United States of America and United Kingdom (see note 16).

  (u) Recent accounting pronouncements

        In December 2007, FASB issued SFAS 141R5 for Business Combinations. The statement will require all business acquisitions to be measured at fair value, the existing definition of a business would be expanded, pre-acquisition contingencies would be measured at fair value, most acquisition related

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

costs would be recognized as expenses as incurred as well as other changes. The statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R on January 1, 2009, and the adoption had no impact on the Company's financial statements or disclosures.

        In December 2007, FASB issued SFAS 160, Non-controlling Interests in Financial Statements. The statement will improve the relevance, comparability and transparency of the financial information that a reporting Company provides in its financial statements by establishing new accounting and reporting standards. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009, and the adoption had no impact on the Company's financial statements or disclosures.

        In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement enhances disclosures regarding an entity's derivative and hedging activities. This statement is effective for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, and the adoption had no impact on the Company's financial statements or disclosures.

        In May 2008, FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts. This statement is geared towards removing inconsistencies in the recognition and measurement of claim liabilities. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 163 on January 1, 2009, and the adoption had no impact on the Company's financial statements or disclosures.

        In April 2009, the Financial Accounting Standards Board ("FASB") issued ASC Subtopic 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments" which requires disclosures about fair value of financial instruments in interim and annual reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company. The disclosures required by the guidance are presented in Note 7 "Loan payable."

        In June 2009, we adopted FASB ASC Subtopic 820-10-65-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" which addresses measuring fair value for situations in which there has been a significant decrease in trading activity for an asset or liability. The adoption of this guidance in the second quarter of 2009 did not have a material impact on our interim consolidated financial statements.

        In June 2009, the FASB issued Statement No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the "Codification"). The Codification has become the single source of authoritative non-government U.S generally accepted accounting principles ("GAAP"), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP. All other U.S. GAAP literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification in our third quarter of Fiscal 2009. There was no change to our consolidated financial statements due to the

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

  Recent Accounting Pronouncements Not Yet Adopted

        In August 2009, the FASB issued Accounting Standards Update 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value" ("Update 2009-05"). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. This guidance is effective for interim and annual periods beginning after August 27, 2009, which will be our fourth quarter of 2009, and applies to all fair-value measurements of liabilities required by GAAP. We are currently assessing the impact of Update 2009-05 on our future consolidated financial statements.

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

        In October 2009, the FASB issued Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements" ("Update 2009-13"). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, "Revenue Arrangements with Multiple Deliverables"). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of Update 2009-13 on our future consolidated financial statements.

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

        During Fiscal 2008, the escrow account of $1.1 million was resolved and distributed. $500,000 of the monies in escrow were released to the former shareholders of Innerwise, Inc. as the final evaluation of the revenue generating capability of certain domain names originally acquired by Tucows DE under the purchase agreement, as well as the resolution of any indemnification claims made by Tucows DE, for which the escrow account served as a source of recovery was resolved. This additional contingent consideration was recorded as additional goodwill in Fiscal 2008. $500,000 of the remaining escrow was released and distributed to Tucows, and the remaining balance of $0.1 million was donated to various charities.

        $9,571,209 of the cash paid by Tucows at the closing was funded by a bank loan from a Canadian chartered bank (see note 7).

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

  b. Goodwill:

        Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	Total
Balances, December 31, 2007	2,044,847	4,072,297	5,301,040	6,072,623	17,490,807
Released from escrow during the year	—	—	500,000	—	500,000

Balances, December 31, 2008 and 2009	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$17,990,807

        The Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently if necessary.

4. Derivative instrument assets/liabilities:

        The Company enters into foreign currency contracts to hedge a portion of the Company's expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at December 31, 2009 was a net unrealized gain of $2.2 million (as compared to a net unrealized loss of $2.0 million at December 31, 2008). The unrealized gains / losses are a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end. The net unrealized gain of our foreign currency contracts during the year ended December 31, 2009 is due primarily to the favorable movement in exchange rates between the Canadian and U.S. dollars and the settlement of contracts with significant losses.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

4. Derivative instrument assets/liabilities: (Continued)

        At December 31, 2009, the Company had forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars as follows:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value gain
January – March 2010	$4,278,000	0.8297	$651,984
April – June 2010	4,939,000	0.8427	664,617
July – September 2010	5,400,000	0.8596	605,011
October – December 2010	5,400,000	0.9236	186,213

2010	20,017,000	0.8648	2,107,825

January – March 2011	3,900,000	0.9302	102,974
April 2011	1,300,000	0.9590	(6,129)

2011	5,200,000	0.9373	96,845

Total	$25,217,000	0.8788	$2,204,670

        As of December 31, 2008, we had outstanding foreign currency forward contracts amounting to $21.0 million.

        As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

        The Company is not required to apply hedge accounting and, therefore, for the year ended December 31, 2009, the Company recorded a loss of $4.2 million in the fair value of forward contracts in its consolidated statements of operations. For the year ended December 31, 2008, the Company recorded a gain on forward contracts of $2.0 million. For the year ended December 31, 2001, the Company recorded a gain of $497,000 in the fair value of forward contracts in its consolidated statements of operations.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

5. Property and equipment:

        Property and equipment consist of the following:

	December 31, 2009	December 31, 2008
Computer equipment	$8,263,842	$8,779,389
Computer software	2,575,454	2,567,062
Furniture and equipment	963,031	872,152
Leasehold improvements	756,287	731,788

	12,558,614	12,950,391

Less:
Accumulated amortization	10,571,846	9,877,433

	$1,986,768	$3,072,958

        Depreciation of property and equipment:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Depreciation of Property and equipment	$1,939,442	$3,173,598	$4,001,425

6. Intangible assets:

        Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances are being amortized on a straight-line basis over the term of the intangible assets, as reflected in the table below.

        Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2-7 years	7 years	4-7 years	3 years	indefinite life	indefinite life	Total
Balances, December 31, 2007	$605,520	$1,020,900	$6,300,320	$—	$12,134,976	$2,089,022	$22,150,738
Disposition of customer relationships on sale of hosting customers	—	—	(300,665)	—	—	—	(300,665)
Additions to/(disposals from) domain portfolio, net	—	—	—	—	8,619	(4,705)	3,914
Amortization expense	(163,796)	(167,040)	(1,316,155)	—	—	—	(1,646,991)

Balances, December 31, 2008	441,724	853,860	4,683,500	—	12,143,595	2,084,317	20,206,996
Additions to/(disposals from) domain portfolio, net	—	—	—	—	(11,187)	19,500	8,313
Amortization expense	(116,796)	(167,040)	(1,275,120)	—	—	—	(1,558,956)

Balances, December 31, 2009	$324,928	$686,820	$3,408,380	$—	$12,132,408	$2,103,817	$18,656,353

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

6. Intangible assets: (Continued)

        The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2010	$1,741,368
2011	945,860
2012	670,800
2013	670,800
2014	391,300

Total	$4,420,128

        Indefinite life intangible assets represent domain names acquired from third parties and surname and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses a discounted cash flow or income approach to estimate the fair value of its indefinite life intangible assets. In the income approach, expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2009, the Company had indefinite life assets of $14.2 million. The Company completed its latest annual impairment test and fair value analysis for indefinite life intangible assets, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2009, 2008 and 2007.

        As part of the Company's decision to divest of non-strategic assets, in June and September 2008, the Company entered into definitive agreements with two purchasers to acquire the Company's retail web hosting end-user websites and customers. The sale of customer relationships with a net book value of $300,665 resulted in a gain on the sale of these customer relationships of $2.1 million.

7. Loan payable:

        The Company entered into a non-revolving, reducing credit facility in the amount of $9.5 million with a Canadian chartered bank to finance the purchase of Innerwise, Inc. in July 2007. The loan currently bears simple interest at the rate of US Base rate plus 1.50% per annum, and was not issued at a premium or at a discount. The interest rate is re-evaluated annually based on annual audited financial statements. The principal and accrued interest on the loan is payable monthly over the term

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

7. Loan payable: (Continued)

of the loan, which is 5 years. Tucows may prepay this loan in full or in part without any premium or penalty. The bank facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the facility may limit the amount of our capital expenditures. The Company has complied with all covenants as of December 31, 2009. The facility is collateralized by a first lien on, and pledge of, the majority of the combined Company's present and future property and assets (subject to certain exclusions).

        Pursuant to the terms of the facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as monthly capital repayments. The Company currently estimates that the cash sweep payment for its 2009 fiscal year, payable during the three months ending June 30, 2010, will be sufficient to pay off in full the outstanding balance of our non-revolving, reducing credit facility. Accordingly, this amount has now been classified as a current liability at December 31, 2009. For Fiscal 2008, the cash sweep payment was $0.7 million, which was repaid in May 2009. For Fiscal 2007, the cash sweep payment was $1.0 million, which was repaid in May 2008.

        Principal loan repayments over the next five years are as follows:

Current portion:
2010	$3,220,125

8. Investment:

        The Company held an interest in Afilias, Limited ("Afilias"), a private company, which provides complete back-office services for all registry management needs.

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

        The redemption of these shares was completed in three traunches as follows:

  1.
  In November 2008, the first closing, Afilias purchased a total of 153,722 shares of Class A ordinary shares of Afilias owned by Tucows DE for an aggregate purchase price of $3,244,141, net of stamp duty.

  2.
  In April 2009, the second closing, Afilias purchased a total of 100,000 shares of Class A ordinary shares of Afilias owned by Tucows DE for an aggregate purchase price of $2,110,395, net of stamp duty.

  3.
  In September 2009, the third and final closing, Afilias purchased a total of 100,000 shares of Class A ordinary shares of Afilias owned by Tucows DE for an aggregate purchase price of $1,980,000, net of stamp duty.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

8. Investment: (Continued)

        The Company received accelerated payments on the second and third tranches in exchange for aggregate consideration not exceeding 5% of the total proceeds of those tranches or 3% of the total consideration. The sale of the Afilias shares was accounted for in the periods in which they were sold.

9. Common shares:

        The authorized common share capital is 250 million common shares without nominal or par value. On December 31, 2009, there were 67,080,353 common shares outstanding.

        Repurchase of shares:

        On March 23, 2009, the Company announced that it successfully concluded a modified "Dutch auction tender offer" that was previously announced on February 12, 2009. Under the terms of the offer, the Company repurchased an aggregate of 4,185,769 shares of its common stock at a purchase price of $0.41 per share, for a total of $1,716,132, excluding transaction costs of $95,046. The purchase price was funded from available cash. Of the 4,185,769 shares purchased, 4,000,000 were shares the Company offered to purchase in the offer and 185,769 where shares purchased pursuant to the Company's right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.41 per share was approximately 99.42%. For this purpose, shares tendered at $0.41 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of March 23, 2009, the Company had 68,888,092 shares issued and outstanding, as all shares repurchased were immediately retired.

        On July 14, 2009 the Company announced that it successfully concluded a second modified Dutch auction tender offer that was previously announced May 26, 2009. Under the terms of the offer, the Company repurchased an aggregate of 1,103,824 shares of its common stock at a purchase price of $0.45 per share, for a total of $496,721, excluding transaction costs of $73,614. The purchase price was funded from available cash. Of the 1,103,824 shares purchased, 1,000,000 were shares the Company offered to purchase in the offer and 103,824 where shares purchased pursuant to the Company's right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.45 per share was approximately 99.82%. For this purpose, shares tendered at $0.45 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price. As a result of the completion of the tender offer, as of July 14, 2009, the Company had 67,865,396 shares issued and outstanding, as all shares repurchased were immediately retired.

        On October 2, 2009 the Company announced that it successfully concluded a third modified Dutch auction tender offer that was previously announced August 20, 2009. Under the terms of the offer, the Company repurchased an aggregate of 784,643 shares of its common stock at a purchase price of $0.60 per share, for a total of $470,786, excluding transaction costs of $63,683. The purchase price was funded from available cash. All shares purchased in the tender offer received the same price. As a

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

9. Common shares: (Continued)

result of the completion of the tender offer, as of October 2, 2009, the Company had 67,080,453 shares issued and outstanding, as all shares repurchased were immediately retired.

        In May 2008, our Board of Directors approved a stock buyback program, whereby during the period May 12, 2008 to May 11, 2009, the Company may repurchase up to 6,361,769 common shares of Tucows either through the facilities of the NYSE Amex or the Toronto Stock Exchange.

        The common shares purchased under this program were cancelled. No shares were repurchased during the year ended December 31, 2009. For the year ended December 31, 2008, the Company repurchased a total of 849,760 common shares for $272,444. A charge of $102,492 was recorded in additional paid in capital for the excess of the purchase price over the carrying value of the common shares.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company's common shares. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Tucows Inc. common shares at the date of grant.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Stock option plans: (Continued)

        The fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was estimated using the following assumptions:

	Year ended December 31,
	2009	2008	2007
Volatility	81.6%	65.5%	83.8%
Risk-free interest rate	1.2%	2.9%	4.5%
Expected life (in years)	2.5	4.2	4.7
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.27	$0.31	$0.57

        Details of stock option transactions are as follows:

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	7,282,777	$0.51	6,239,517	$0.56	5,970,192	$0.52
Granted	245,000	0.54	1,276,000	0.58	1,472,500	0.86
Exercised	(68,707)	0.37	(35,000)	0.27	(526,640)	0.49
Forfeited	(213,593)	0.59	(192,740)	0.73	(676,535)	0.97
Expired	(41,500)	0.80	(5,000)	0.27	—	—

Outstanding, end of year	7,203,977	$0.56	7,282,777	$0.56	6,239,517	$0.56

Options exercisable, end of year	6,078,342	$0.53	5,619,735	$0.51	5,006,569	$0.49

        The stock options expire at various dates through 2016.

        As of December 31, 2009, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,725,182	$0.38	3.5	$1,109,719	3,725,182	$0.38	$1,109,719
$0.56-$0.69	1,821,704	$0.59	4.9	$158,975	1,168,453	$0.58	$112,715
$0.80-$0.99	1,626,917	$0.87	2.9	$—	1,154,535	$0.88	$—
$2.21-$4.84	30,174	$2.82	0.1	$—	30,172	$2.82	$—

	7,203,977	$0.56		$1,268,694	6,078,342	$0.53	$1,222,434

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Stock option plans: (Continued)

        Total unrecognized compensation cost relating to unvested stock options at December 31, 2009, prior to the consideration of expected forfeitures, is approximately $332,000 and is expected to be recognized over a weighted average period of 4.9 years.

        The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1,000, $12,000 and $206,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2009, 2008 and 2007 was $25,422, $9,450 and $258,296 respectively.

        The Company recorded stock-based compensation amounting to $295,261, $287,800 and $321,600 for the years ended December 31, 2009, 2008 and 2007 respectively.

11. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 34% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Income for the year before provision for income taxes	$11,989,822	$2,195,943	$2,726,349

Computed expected tax expense	$4,076,539	$768,580	$954,222
Increase (reduction) in income tax expense resulting from:
State income taxes	29,975	65,878	81,790
Permanent differences, including foreign exchange	800,535	45,443	(143,792)
Input tax credits recovered	(281,320)	—	—
Other, including alternative minimum tax and adjustments to opening deferred tax assets	864,950	(207,738)	34,514
Effect of change in income tax rates	772,093	—	—
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(6,514,156)	(551,029)	(875,918)

Provision for (recovery of) income taxes	$(251,384)	$121,134	$50,816

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

11. Income taxes: (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2009 and 2008 are presented below:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating losses carried forward	$—	$1,373,000
Deferred revenue	5,513,843	6,157,000
Reserves and other	—	1,312,000
Amortization	2,644,932	4,923,000

Total gross deferred tax assets	8,158,775	13,765,000
Less valuation allowance	(4,251,299)	(10,765,000)

Net deferred tax assets	$3,907,476	$3,000,000

Deferred income tax asset, current portion	$—	$590,000
Deferred income tax asset, long-term portion	3,907,476	2,410,000

	$3,907,476	$3,000,000

Deferred tax liabilities:
Reserves and other	$(907,476)	$—

Indefinite life intangible assets	$(4,840,000)	$(5,396,000)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $4.3 million at December 31, 2009 and a valuation allowance in the amount of $10.8 million at December 31, 2008.

        At December 31, 2009 Tucows' unrecognized tax benefits amounted to $124,000, which if recognized would favorably affect the income tax rate in future periods. The decrease from the prior year amount of $177,000 relates primarily to the conclusion by the Canadian tax authorities of their review of the Company's 2006 and 2007 research and development claim for investment tax credits.

        We recognize accrued interest and penalties related to unrecognized tax benefit in tax expense. We did not have any significant interest and penalties accrued as of January 1, 2008 and December 31, 2009.

        We believe it is reasonably possible that $124,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior years taxes owing in Pennsylvania within that period and that certain other state tax returns will be filed.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

11. Income taxes: (Continued)

        The following is a reconciliation of Tucows's change in uncertain tax position under FIN 48:

Total Gross Unrecognized Tax Benefits
Balance as at December 31, 2008	$301,000
Decrease in uncertain tax benefits of prior years	(177,000)

Balance as at December 31, 2009	$124,000

12. Other income, net:

        In connection with the sale of the Company's investment in Afilias, the Company recognized a gain on disposition of the first traunch in the amount of $3.1 million during Fiscal 2008. During Fiscal 2009, the Company recognized gains on disposition of the second and third and final traunches of $2.0 million and $1.9 million, respectively.

        Afilias has also paid dividends aggregating to $454,000 in Fiscal 2008 and $619,000 in Fiscal 2007. These dividends have been recorded as other income in the statement of operations. No dividends were paid during Fiscal 2009.

        In 2002, we assigned to an unrelated third party, various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2009 we received an amount of $603,000. During the years ended December 31, 2008 and December 31, 2007, we received amounts of $235,000 and nil, respectively.

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

13. Earnings per common share:

        The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Numerator for basic and diluted earnings per common share:
Income for the year	$12,241,206	$2,074,809	$2,675,533

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	69,145,001	73,817,347	74,361,470
Effect of stock options	1,211,012	1,012,870	2,685,049

Diluted weighted average number of shares outstanding	70,356,013	74,830,217	77,046,519

Basic earnings per common share	$0.18	$0.03	$0.04

Diluted earnings per common share	$0.17	$0.03	$0.03

        Options to purchase 3,780,962 common shares were outstanding during 2009 (2008: 3,123,980; 2007: 752,011) but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares. The options which expire in years 2010 to 2016 were still outstanding at the end of 2009.

14. Commitments and contingencies:

        (a)   The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next five years. Future minimum payments under these agreements are as follows:

2010	$2,106,000
2011	1,354,000
2012	861,000
2013	171,000
2014	—
Thereafter	—

        Rental expense under operating lease agreements was $540,000, $563,000, and $559,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

        (b)   In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as at December 31, 2009 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

15. Fair value measurement:

        For financial assets and liabilities recorded in our financial statements at fair value we utilize a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The following table provides a summary of the fair values of the Company's derivative instruments measured at fair value on a recurring basis as at December 31, 2009:

	December 31, 2009
	Fair Value Measurements Using
				Assets at Fair Value
	Level 1	Level 2	Level 3
Derivative instrument asset	$—	$2,204,670	$—	$2,204,670

Total Assets	$—	$2,204,670	$—	$2,204,670

        The following table provides a summary of the fair values of the Company's derivative instruments measured at fair value on a recurring basis as at December 31, 2008:

	December 31, 2008
	Fair Value Measurements Using
				Liabilities at Fair Value
	Level 1	Level 2	Level 3
Derivative instrument liability	$—	$1,974,919	$—	$1,974,919

Total Liabilities	$—	$1,974,919	$—	$1,974,919

16. Subsequent events:

        On December 14, 2009, we announced the commencement of a modified "Dutch auction" tender offer to repurchase up to 5,000,000 of our shares of common stock, representing approximately 7.5% of the our outstanding shares. The closing price of our common stock on the NYSE Amex on December 11, 2009 was $0.65 per share. The information agent for the offer was StockTrans, Inc. and the offer expired on Wednesday, January 13, 2010.

        Under the tender offer, our shareholders had the opportunity to tender some or all of their shares at a price within the $0.61 to $0.70 per share price range. On Thursday, January 21, 2010, the final results of the offer were announced and, as a result, we purchased 6,341,470 shares of our common stock at a purchase price of $0.70 per share, for a total of $4,439,029. The purchase price was funded from available cash. The 6,341,470 shares purchased comprised the 5,000,000 shares we offered to purchase in the offer and an additional 1,341,470 shares purchased pursuant to our right to purchase up to an additional 2 percent of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.70 per share was approximately 99.92%. For this purpose, shares tendered at $0.70 per share included

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

16. Subsequent events: (Continued)

shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price.

        On February 16, 2010, Tucows announced that its Board of Directors had approved a stock buyback program to purchase up to $10 million of Tucows common stock through the facilities of the NYSE AMEX or the TSX Stock Exchange. The timing and exact number of common shares purchased will be at Tucows' discretion and will depend on available cash and market conditions. Tucows may suspend or discontinue the repurchases at any time.

        During January 2010, the Company entered into foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $3.25 million, whereby $3.25 million is converted into Canadian dollars during 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0344.

        During February 2010, the Company entered into foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $1.95 million, whereby $1.95 million is converted into Canadian dollars during 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0606.

17. Supplemental information:

        (a)   The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31,
	2009	2008	2007
OpenSRS:
Domain Services	$59,248,732	$53,966,640	$49,132,558
Email Services	3,636,866	5,765,223	7,461,511
Other Services	4,425,940	4,476,676	4,339,662

Total OpenSRS Services	67,311,538	64,208,539	60,933,731
Yummy Names	6,623,292	4,896,943	5,611,628
Hover	4,970,635	7,194,352	5,404,478
Butterscotch	2,033,747	2,168,046	2,688,359

	$80,939,212	$78,467,880	$74,638,196

        During the years ended December 31, 2009, 2008 and 2007, no customer accounted for more than 10% of total revenue. As at December 31, 2009, one customer accounted for 11% of accounts receivable, as at December 31, 2008, two customers accounted for 20% of accounts receivable, while as at December 31, 2007, one customer accounted for 15% of accounts receivable.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

17. Supplemental information: (Continued)

        (b)   The following is a summary of the Company's cost of revenues from each significant revenue stream:

	Year ended December 31,
	2009	2008	2007
OpenSRS:
Domain Services	$48,202,033	$42,854,184	$36,672,361
Email Services	546,455	340,048	784,824
Other Services	1,622,086	1,629,894	1,654,045

Total OpenSRS Services	50,370,574	44,824,126	39,111,230
Yummy Names	847,269	716,627	590,223
Hover	1,925,188	2,272,532	1,776,843
Butterscotch	44,886	29,195	5,950
Network, other costs	4,748,189	6,771,556	7,258,669
Network, depreciation and amortization costs	1,789,987	3,073,649	4,041,156

	$59,726,093	$57,687,685	$52,784,071

        (c)   The following is a summary of the Company's property and equipment by geographic region:

	Year ended December 31,
	2009	2008	2007
Canada	$1,475,056	$2,292,358	$2,706,810
United States	506,533	752,274	2,194,624
United Kingdom	5,179	28,326	61,877

	$1,986,768	$3,072,958	$4,963,311

        (d)   The following is a summary of the Company's amortizable intangible assets by geographic region:

	Year ended December 31,
	2009	2008	2007
Canada	$4,189,728	$5,575,884	$7,350,740
United States	230,400	403,200	576,000

	$4,420,128	$5,979,084	$7,926,740

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

17. Supplemental information: (Continued)

        (e)   The following is a summary of the Company's deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2009	2008	2007
Canada	$3,907,476	$3,000,000	$3,000,000

	$3,907,476	$3,000,000	$3,000,000

        (f)    Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, including provision for credit notes
2009	$125,000	$(10,000)	$—	$115,000
2008	$95,000	$30,000	$—	$125,000
2007	$147,500	$(52,500)	$—	$95,000
Valuation allowance for deferred tax asset:
2009	$10,765,000	$(6,514,000)	$—	$4,251,000
2008	$11,316,000	$(551,000)	$—	$10,765,000
2007	$14,113,000	$(2,797,000)	$—	$11,316,000

EXHIBIT INDEX

Exhibit Number		Description
2.1		Stock Purchase Agreement, dated as of July 25, 2007, by and among Tucows (Delaware) Inc. and each of James McKenzie, Theodore Cucci, Steven Forte and Jennifer Larsen, who collectively owned 100% of the issued and outstanding stock of Innerwise, Inc., an Illinois corporation. (Incorporated by reference to Exhibit 2.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).
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

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2010
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2010
/s/ STANLEY STERN Stanley Stern	Director	March 22, 2010
/s/ EUGENE FIUME Eugene Fiume	Director	March 22, 2010
/s/ EREZ GISSIN Erez Gissin	Director	March 22, 2010
/s/ JOICHI ITO Joichi Ito	Director	March 22, 2010
/s/ ALLEN KARP Allen Karp	Director	March 22, 2010
/s/ LLOYD N. MORRISETT Lloyd N. Morrisett	Director	March 22, 2010
/s/ RAWLEIGH RALLS Rawleigh Ralls	Director	March 22, 2010
/s/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 22, 2010