Form 10-Q
period 2010-03-31
TUCOWS INC /PA/
filed 2010-05-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, there were 59,803,124 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, Butterscotch® and OpenSRS® are registered trademarks of Tucows, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows, Inc. or its subsidiaries may be used in this Annual Report on From 10-K (the “Annual Report”). All other service marks, trademarks and trade names referred to in the Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in the Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,181,896	$9,632,394
Accounts receivable, net of allowance for doubtful accounts of $110,000 as of March 31, 2010 and $110,000 as of December 31, 2009	3,697,545	2,822,045
Prepaid expenses and deposits	2,860,624	2,498,922
Derivative instrument asset, current portion (note 6)	2,185,688	2,107,825
Prepaid domain name registry and ancillary services fees, current portion	33,750,000	31,596,236
Income taxes recoverable	358,000	674,000
Total current assets	48,033,753	49,331,422

Derivative instrument asset, long-term portion (note 6)	140,913	112,553
Prepaid domain name registry and ancillary services fees, long-term portion	12,588,320	12,126,515
Property and equipment	1,779,999	1,986,768
Deferred financing charges	33,600	41,000
Deferred tax asset, long-term portion (note 7)	4,102,929	3,907,476
Intangible assets (note 4)	18,213,439	18,656,353
Goodwill	17,990,807	17,990,807
Total assets	$102,883,760	$104,152,894

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,738,878	$1,547,863
Accrued liabilities	1,763,176	1,889,980
Customer deposits	3,895,116	3,624,317
Loan payable, current portion (note 5)	2,741,564	3,220,125
Deferred revenue, current portion	42,837,249	40,211,766
Accreditation fees payable, current portion	594,968	530,656
Deferred tax liability, current portion (note 7)	1,102,929	907,476
Total current liabilities	54,673,880	51,932,183

Derivative instrument liability, long-term portion	7,958	15,708
Deferred revenue, long-term portion	16,677,922	16,098,812
Accreditation fees payable, long-term portion	169,705	169,620
Deferred tax liability, long-term portion (note 7)	4,840,000	4,840,000

Stockholders’ equity (note 11)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 59,792,816 shares issued and outstanding as of March 31, 2010 and 67,080,353 shares issued and outstanding as of December 31, 2009	12,579,210	14,030,384
Additional paid-in capital	43,587,383	47,287,351
Deficit	(29,652,298)	(30,221,164)
Total stockholders’ equity	26,514,295	31,096,571
Total liabilities and stockholders’ equity	$102,883,760	$104,152,894

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2010	2009
	(unaudited)

Net revenues (note 9)	$20,445,153	$20,091,424

Cost of revenues:
Cost of revenues (*)	14,924,874	13,785,398
Depreciation of property and equipment	310,058	392,947
Amortization of intangible assets (note 4)	74,802	29,199
Total cost of revenues (note 9)	15,309,734	14,207,544

Gross profit	5,135,419	5,883,880

Operating expenses:
Sales and marketing (*)	1,862,336	1,353,176
Technical operations and development (*)	1,243,013	1,104,139
General and administrative (*)	815,580	1,869,896
Depreciation of property and equipment	43,889	82,453
Amortization of intangible assets (note 4)	360,540	360,540
Gain on change in fair value of forward exchange contracts	(113,973)	(85,343)
Total expenses	4,211,385	4,684,861

Income from operations	924,034	1,199,019

Other income :
Interest income (expense), net	(39,168)	(63,462)
Total other income	(39,168)	(63,462)

Income before provision for income taxes	884,866	1,135,557

Provision for income taxes (note 7)	316,000	107,425
Net income for the period	$568,866	$1,028,132

Basic earnings per common share (note 8)	$0.01	$0.01

Shares used in computing basic earnings per common share (note 8)	61,265,903	72,655,213

Diluted earnings per common share (note 8)	$0.01	$0.01

Shares used in computing diluted earnings per common share (note 8)	63,338,084	72,657,604

(*) Stock-based compensation has been included in expenses as follows:

Cost of revenues	$3,628	$5,000
Sales and marketing	15,686	14,900
Technical operations and development	14,581	10,600
General and administrative	22,734	18,700

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2010	2009
	(unaudited)
Cash provided by (used in):
Operating activities:

Net income for the period	$568,866	$1,028,132
Items not involving cash:
Depreciation of property and equipment	353,947	475,400
Amortization of deferred financing charges	7,400	10,400
Amortization of intangible assets	435,342	389,739
Disposal of domain names	7,572	973
Unrealized gain in the fair value of forward exchange contracts	(113,973)	(85,343)
Stock-based compensation	56,629	49,200
Change in non-cash operating working capital:
Accounts receivable	(875,500)	(516,993)
Prepaid expenses and deposits	(361,702)	(578,568)
Prepaid fees for domain name registry and ancillary services fees	(2,615,569)	(2,125,399)
Income tax recoverable	316,000	85,182
Accounts payable	186,569	(180,821)
Accrued liabilities	(126,804)	128,773
Customer deposits	270,799	(309,502)
Deferred revenue	3,204,593	2,463,376
Accreditation fees payable	64,397	78,607

Net cash provided by operating activities	1,378,566	913,156

Financing activities:
Proceeds received on exercise of stock options	4,501	—
Repurchase of common stock	(5,212,272)	(1,811,179)
Repayment of loan payable	(478,561)	(478,561)

Net cash used in financing activities	(5,686,332)	(2,289,740)

Investing activities:
Cost of domain names acquired	—	(5,900)
Additions to property and equipment	(142,732)	(42,240)
Net cash used in investing activities	(142,732)	(48,140)

Decrease in cash and cash equivalents	(4,450,498)	(1,424,724)

Cash and cash equivalents, beginning of period	9,632,394	5,427,467
Cash and cash equivalents, end of period	$5,181,896	$4,002,743

Supplemental cash flow information:
Interest paid	$39,276	$65,521

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$98,040	$2,784

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2010 and the results of operations and cash flows for the interim periods ended March 31, 2010 and 2009. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in Tucows’ 2009 Annual Report on Form 10-K filed with the SEC on March 22, 2010.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During the first quarter of fiscal 2010, the Company recorded out-of-period adjustments relating to rent expense and the amortization of intangible assets. These immaterial corrections of errors reduced net income after taxes by $0.1 million for the three months ended March 31, 2010.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic: 820): Improving Disclosures about Fair Value Measurements”. Update 2010-06 requires additional fair value disclosures for significant transfers between levels of the fair value hierarchy and gross presentation of items within the Level 3 reconciliation. This guidance also clarifies that entities need to disclose fair value information for each class of asset and liability measured at fair value and that valuation techniques need to be provided for all non-market observable measurements. Our adoption of this guidance on January 1, 2010, did not impact our Consolidated Financial Statements as the Company does not have any such transfers and no items classified as Level 3.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the SEC announced that public companies with a public float below $75 million must begin to comply with the final stage of Section 404 that requires auditor attestation of the effectiveness of internal control over financial reporting, beginning with annual reports for fiscal years ending on or after June 15, 2010. The previous effective date was for fiscal years ending on or after December 15, 2009. As a result, the Company will now be required to provide the attestation reports commencing for its fiscal year ending December 31, 2010.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (Update 2009-13). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of Update 2009-13 on our future consolidated financial statements.

4. INTANGIBLE ASSETS:

Intangible assets consist of acquired technology, brand, customer relationships, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and portfolio domain names; which have been determined to have an indefinite life and which are tested annually for impairment.

A summary of acquired intangible assets for the three months ended March 31, 2010 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2009	$324,928	$686,820	$3,408,380	$12,132,408	$2,103,817	$18,656,353
Sale of domain names	—	—	—	(649)	(6,923)	(7,572)
Amortization expense	(74,802)	(41,760)	(318,780)	—	—	(435,342)
Net book value, March 31, 2010	$250,126	$645,060	$3,089,600	$12,131,759	$2,096,894	$18,213,439

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility in the amount of $9.6 million with a Canadian chartered bank (the “credit facility”) to finance the purchase of Innerwise, Inc. in July 2007. Effective February 23, 2009, the Company agreed to amend the interest rate payable from the bank’s US Base rate plus 0.50% per annum to the bank’s US Base rate plus 1.50% per annum. The principal and accrued interest on the loan is payable monthly over the term of the loan, which is five years. Tucows may prepay this loan in full or in part without any premium or penalty. The credit facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the credit facility may limit the amount of our capital expenditures. The credit facility is collateralized by a first lien on, and pledge of, the majority of the Company and our subsidiaries present and future property and assets (subject to certain exclusions). As of March 31, 2010, the Company continued to comply with all covenants of the credit facility.

Pursuant to the terms of the credit facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as monthly principal repayments of approximately $160,000. Based on the assessment of the audited results for its 2008 fiscal year, the Company made a cash sweep payment for its 2008 fiscal year amounting to $0.7 million, which was paid on May 1, 2009. As of March 31, 2010, The Company estimated that the cash sweep payment for its 2009 fiscal year, payable during the three months ending June 30, 2010, will repay in full the $2,741,564 outstanding balance of our non-revolving, reducing credit facility.

To estimate the fair value of the Company’s loan payable under the credit facility, the Company uses interest rates that are currently available to the Company for issuance of loans on similar terms and remaining maturities. The estimated fair value of the Company’s loan payable at March 31, 2010 was $2,749,897, compared to a carrying amount of $2,741,564 at March 31, 2010.

6. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at March 31, 2010 was a net unrealized gain of $2.3 million as compared to a net unrealized gain of $2.2 million at December 31, 2009. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At March 31, 2010, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

April - June 2010	$4,939,000	0.8427	$834,551
July - September 2010	5,400,000	0.8596	785,784
October - December 2010	5,400,000	0.9236	350,015
2010	15,739,000	0.8749	1,970,350

January — March, 2011	3,900,000	0.9302	215,338
April - June 2011	3,900,000	0.9635	64,335
July - September 2011	3,900,000	0.9604	68,620
2011	11,700,000	0.9511	348,293

Total	$27,439,000	0.9058	$2,318,643

During the three months ended March 31, 2010, the Company entered into a series of foreign exchange forward contracts to hedge a portion of our 2011 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$6.5 million, whereby US$650,000 is converted into Canadian dollars on a semi-monthly basis from May 2011 to September 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0390.

The Company does not apply hedge accounting and, therefore, for the three months ended March 31, 2010, the Company recorded a gain of $113,973 in the fair value of forward contracts in its consolidated statements of operations. For the three months ended March 31, 2009, the Company recorded a gain on forward contracts of $85,343.

7. INCOME TAXES

For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $316,000 on income before income taxes of $885,000 using an estimated effective tax rate for its 2010 fiscal year. Comparatively, for the three months ended March 31, 2009, the Company recorded a current tax expense of $107,000 on income before income taxes of $1.1 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company.

As of December 31, 2009, the Company recorded a valuation allowance of $4.3 million and a net deferred tax asset of $3.0 million. As of March 31, 2010 the Company has recorded a non-current deferred tax asset of $4.1 million and current deferred tax liabilities of $1.1 million. As of March 31, 2010 and December 31, 2009, the Company has also recorded a non current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

The Company analyzes the carrying value of its deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the three months ended March 31, 2010, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company has approximately $107,000 of total gross unrecognized tax benefit as of March 31, 2010 and $124,000 of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates to prior year Pennsylvania state franchise taxes, other US state taxes. The unrecognized tax benefit has decreased by $17,000 when compared to the gross unrecognized tax benefits as of December 31, 2009 we have now settled the claim for the Pennsylvania franchise taxes for the years December 31, 1996 to December 31, 2000. The Company does not expect the unrecognized tax benefit for the 2009 and 2010 research and development claim to be significant. The Company recognizes accrued interest and penalties related to taxes in tax expense. The Company did not have significant interest and penalties accrued as of March 31, 2010 and March 31, 2009, respectively. The Company believes it is reasonably possible that $107,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Numerator for basic and diluted earnings per common share:
Income for the period	$568,866	$1,028,132
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	61,265,903	72,655,213
Effect of outstanding stock options	2,072,181	2,391
Diluted weighted average number of shares outstanding	63,338,084	72,657,604
Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

For the three months ended March 31, 2010, options to purchase 1,374,967 common shares that were outstanding, and were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. During the three months ended March 31, 2009, options to purchase 7,167,669 shares of common stock were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

On January 13, 2010, 6,341,470 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer.

During the three months ended March 31, 2010 an additional 956,000 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2010.

These reductions in the number of shares outstanding have been included in the computation of earnings per share and diluted earnings per share for the three months ended March 31, 2010(see note 11).

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2010	2009
OpenSRS :
Domain Services	$15,403,010	$14,202,023
Email Services	638,188	1,121,935
Other Services	1,093,711	1,094,460
Total OpenSRS Services	17,134,909	16,418,418

YummyNames	1,711,321	1,865,033
Hover	1,129,497	1,300,584
Butterscotch	469,426	507,389
	$20,445,153	$20,091,424

No customer accounted for more than 10% of revenue for the three months ended March 31, 2010 or the three months ended March 31, 2009. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of March 31, 2010, two customers accounted for 32% of accounts receivable, all of which has been paid subsequent to March 31, 2010. As of March 31, 2009, no customer accounted for more than 10% of accounts receivable.

(b)                                 The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2010	2009
OpenSRS :
Domain Services	$12,616,231	$11,354,762
Email Services	107,138	179,918
Other Services	387,123	388,852
Total OpenSRS Services	13,110,492	11,923,532

YummyNames	202,754	185,554
Hover	399,445	513,210
Butterscotch	18,859	6,740
Network, other costs	1,193,324	1,156,362
Network, depreciation and amortization costs	384,860	422,146
	$15,309,734	$14,207,544

(c)                                  The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2010	December 31, 2009

Canada	$1,348,232	$1,475,056
United States	428,314	506,533
United Kingdom	3,453	5,179
	$1,779,999	$1,986,768

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2010 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2010:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$31,096,571
Exercise of stock options	10,433	8,320	(3,819)	—	4,501
Repurchase and retirement of shares – Dutch Auction	(6,341,470)	(1,268,294)	(3,222,692)	—	(4,490,986)
Repurchase and retirement of shares – Normal course issuer bid	(956,000)	(191,200)	(530,086)	—	(721,286)
Stock-based compensation	—	—	56,629	—	56,629
Cancellation of restricted stock	(500)	—	—	—	—
Net income for the period	—	—	—	568,866	568,866
Balances, March 31, 2010	59,792,816	$12,579,210	$43,587,383	$(29,652,298)	$26,514,295

The following unaudited table summarizes stockholders’ equity transactions for the period ended March 31, 2009:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Repurchase and retirement of shares	(4,185,690)	(837,138)	(974,041)	—	(1,811,179)
Stock-based compensation	—	—	49,200	—	49,200
Net income for the period	—	—	—	1,028,132	1,028,132
Balances, March 31, 2009	68,888,092	$14,361,220	$47,789,835	$(41,434,238)	$20,716,817

On January 13, 2010, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 14, 2009. Under the terms of the offer, the Company repurchased an aggregate of 6,341,470 shares of its common stock at a purchase price of $0.70 per share, for a total of $4,439,029, excluding transaction costs of $51,957. The purchase price was funded from available cash. Of the 6,341,470 shares purchased, 5,000,000 were shares the Company offered to purchase in the offer and 1,341,470 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.70 per share was approximately 99.9%. For this purpose, shares tendered at $0.70 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price.

On February 16, 2010, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. The Company has repurchased 956,000 shares under this repurchase program during the three months ended March 31, 2010.

12. SHARE-BASED PAYMENTS

(a)                                  Stock options

The Company’s 1996 Stock Option Plan (the “1996 Plan”) was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the 1996 Plan was 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the stockholders of the Company when required by law or regulatory authority. Generally, options issued under the 1996 Plan vest over a four-year period. The 1996 Plan expired on February 25, 2006 and no options have been issued from the 1996 Plan after that date.

On November 22, 2006, the stockholders of the Company approved the implementation of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The 5,000,000 common shares that have been set aside for issuance under the 2006 Plan are to provide eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Tucows. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years.

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

No stock options were granted during the periods ended March 31, 2010 or March 31, 2009.

Details of stock option transactions for the three months ended March 31, 2010 and March 31, 2009 are as follows:

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,203,977	$0.56	7,282,777	$0.56
Granted	—	—	—	—
Exercised	(10,433)	0.43	—	—
Forfeited	(15,000)	0.64	(155,718)	0.53
Expired	(383,374)	0.98	(1,500)	3.75
Outstanding, end of period	6,795,170	$0.53	7,125,559	$0.56
Options exercisable, end of period	5,942,169	$0.51	5,763,923	$0.52

The stock options expire on various dates through 2016.

As of March 31, 2010, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,717,249	$0.38	3.3	$1,218,892	3,717,249	$0.38	$1,218,892
$0.56-$0.69	1,806,704	$0.59	4.7	210,927	1,189,704	$0.59	147,557
$0.80-$0.99	1,262,500	$0.86	3.5	—	1,026,500	$0.86	—
$2.21-$4.84	8,717	$4.32	0.1	—	8,716	$4.32	—
	6,795,170	$0.53		$1,429,819	5,942,169	$0.51	$1,366,449

Total unrecognized compensation cost relating to unvested stock options at March 31, 2010, prior to the consideration of expected forfeitures, was approximately $272,000 and is expected to be recognized over a weighted average period of 1.8 years.

The Company recorded stock-based compensation of $56,436 and $49,200 for the three months ended March 31, 2010 and 2009, respectively.

The Company has not capitalized any share-based compensation expense as part of the cost of an asset.

(b)                               Restricted stock awards

During the three months ended March 31, 2010, no restricted stock awards were granted to any employees of the Company.

Restricted stock awards generally vest annually over a four year period. Holders of restricted stock may not sell, assign, transfer, pledge or otherwise dispose of an unvested stock. Unvested shares of restricted stock are held in escrow by the Company until the holder’s interest in such shares vests.

Holders of restricted stock shall have full shareholder rights with respect to any shares of Company stock issued to the participant under a stock award, whether or not the holder’s interest in those shares is vested. Accordingly, the holder shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

Total unrecognized compensation cost relating to unvested restricted stock awards at March 31, 2010, prior to the consideration of expected forfeitures, was approximately $3,000 and is expected to be recognized over a weighted average period of 3.0 years.

The Company recorded stock-based compensation associated with restricted stock awards of $193 for the three months ended March 31, 2010.

13. FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	March 31, 2010
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$2,326,601	$—	$2,326,601
Total Assets	$—	$2,326,601	$—	$2,326,601

Derivative instrument liability	$—	$(7,958)	$—	$(7,958)
Total Liabilities	$—	$(7,958)	$—	$(7,958)

The following table provides a summary of the fair values of the Company’s derivative instrument assets measured at fair value on a recurring basis as at December 31, 2009:

	December 31, 2009
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$2,220,378	$—	$2,220,378
Total Assets	$—	$2,220,378	$—	$2,220,378

Derivative instrument liability	$—	$(15,708)	$—	$(15,708)
Total Liabilities	$—	$(15,708)	$—	$(15,708)

14. RECLASSIFICATION

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company’s foreign currency requirements, specifically for the Canadian dollar; the estimated annual cash sweep payment due under the Company’s credit facility; the number of new, renewed and transferred-in domain names, our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; the potential impact of current and pending claims on our business; our expectation regarding fluctuations in certain expense and cost categories; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that a slowing economy may lead to a decrease in advertising spending and the effect of changes in our contractual relationships on our revenue These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

OVERVIEW

Our mission is to provide simple, useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they acquire, deliver or use Internet services such as domain name registration, email and other Internet services.

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

To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, we categorize our revenue into the following services:

OpenSRS, our wholesale service, manages over ten million domain names, under its ICANN accreditation, as well as names Tucows manages for other registrars under their own accreditations, millions of mailboxes and tens of thousands of digital certificates through a network of over 10,000 web hosts, Internet service providers, or ISPs, and other resellers around the world.

Platypus, our billing service, provides ISPs with an industry-specific solution for billing, service provisioning and customer account management.

Hover, our retail service, offers services similar to those of OpenSRS to consumers and small businesses.

YummyNames, our domain portfolio service, manages tens of thousands of domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the YummyNames domain portfolio are over 41,000 domains that allow over two-thirds of Americans to purchase a domain or email address based on their name.

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 2,600 videos and over 170,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

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

•                  On January 3, 2006, we acquired all of the Hosted Messaging assets of Critical Path, Inc. to expand our presence in the email market.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage over ten million domains under our ICANN accreditation, as well as names we manage for other registrars under their own accreditations.

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain services, (b) email services and (c) other services. Other services primarily consist of secure sockets layer, or SSL, certificates and also include blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users along with billing solutions for ISPs.

OpenSRS Domain Service

Historically, our OpenSRS domain services has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services and allowing us to add to our domain portfolio by purchasing names registered through us upon their expiration. We also provide resellers with the ability to sell personal names. This service allows resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names.

As of March 31, 2010, we offer registration services for the gTLDs .com, .net, .org, .info, ..name, .biz, .tel, .mobi and .asia and for the country code top-level domains, or ccTLDs .at, .be, .bz, .ca, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, ..li,.me, .mx .nl, .tv, .uk, .ws, and .us.

With respect to the sale of domain registrations, we modified our pricing structure for domain names to provide greater visibility into the various fees that make up the cost of a domain name, by breaking out the cost of the registry and ICANN fees separately from our management fee. In October 2007 and October 2008, registry fees were increased by 7% respectively by the major gTLD registries. Effective July 2010, registry fees for the .com and .net registrations will increase by an additional 7%. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our Premium Domain name services. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service, or billed revenue, is received at the time of activation of service. All fees received in connection with domain name registration are non-refundable, and where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

OpenSRS Email Service

We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solutions that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured, multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 2GB of email storage.

We earn fees for email services when such services are activated. Email services are generally purchased monthly and, at month-end, are either deducted on a pre-authorized basis from reseller’s deposit account, or are invoiced.

Other OpenSRS Services

We derive revenue from other services primarily from provisioning SSL certificates. In addition, we provision blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users, as well as the provision of billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

Hover

We derive revenues from the providing and managing Internet services, on a retail basis, to consumers and small businesses through our Hover.com website. These services include domain registration and other Internet services such as email and personalized email through our portfolio of surname-based domain names, as well as an easy-to-use interface that allows users to connect domain names to websites and email addresses through a unique DNS forwarding system. Depending on the service offered, we typically receive fees for our services.

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

Butterscotch

We also generate advertising and other revenue through two ad-supported content sites, butterscotch.com and tucows.com.

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

Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that we do not meet the minimum number of post-presentation impressions that we guarantee to customers, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Custom video production revenue is recognized on acceptance of the completed video by the customer.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the application of these estimates, including those related to the useful lives and valuation of intangible assets, valuation of goodwill, fair value measurement of assets and liabilities, product development costs, revenue recognition and deferred revenue and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

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

Revenue from the sale of domain names consists primarily of amounts earned for the transfer of rights to domain names that are currently under the Company’s control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only when payment is received, except where a fixed contract has been negotiated, in which case revenues are recognized once all the terms of the contract have been satisfied.

We also generate advertising and other revenue through our online libraries of shareware, freeware and online services presented at our websites, tucows.com and butterscotch.com. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of post-presentation impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Custom video production revenue is recognized on acceptance of the completed video by the customer.

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

We establish reserves for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. The allowance for doubtful accounts is calculated by taking into account factors such as our historical collection and write-off experience, the number of days the customer is past due and the status of the customer’s account with respect to whether or not the customer is continuing to receive service. The contingent liability estimates are based on management’s historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of liabilities and expenses that are not readily apparent from other sources. Historically, credit losses have been within our expectations and the reserves we have established have been appropriate. However, we have, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional reserves may be required.

Valuation of intangible assets, goodwill and long-lived assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, which include technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of two to seven years.

Goodwill and indefinite life intangibles are not be amortized, but are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. Goodwill and indefinite life intangibles are tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We review goodwill and indefinite life intangibles at least annually for possible impairment in the fourth quarter of each year.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended March 31, 2010 or during the three months ended March 31, 2009.

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

On a periodic basis, we evaluate the probability that our deferred tax assets will be recovered to assess its realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, impacting net income or net loss in the period when such determinations are made.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2010	2009
OpenSRS :
Domain Services	$15,403,010	$14,202,023
Email Services	638,188	1,121,935
Other Services	1,093,711	1,094,460
Total OpenSRS Services	17,134,909	16,418,418

YummyNames	1,711,321	1,865,033
Hover	1,129,497	1,300,584
Butterscotch	469,426	507,389
	$20,445,153	$20,091,424
Increase over comparative period	$353,729
Increase - percentage	2%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2010	2009
OpenSRS :
Domain Services	76%	71%
Email Services	3%	6%
Other Services	5%	5%
Total OpenSRS Services	84%	82%

YummyNames	8%	9%
Hover	6%	6%
Butterscotch	2%	3%
	100%	100%

Deferred revenue from domain name registrations and other services at March 31, 2010 increased to $59.5 million from $56.7 million at March 31, 2009.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2010 and, at March 31, 2010, two customers accounted for 32% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

Net revenues from OpenSRS services for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, increased by $0.7 million to $17.1 million.

This increase resulted from an increase in domain services of $1.2 million to $15.4 million, primarily the result of increased volumes of new clients and retention of existing customers. During the three months ended March 31, 2010, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 2.0 million as compared to the three months ended March 31, 2009.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage. As of March 31, 2010, the total domain names under our management increased by 0.4 million to 8.3 million, as compared to the total domain names under our management as of March 31, 2009. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of March 31, 2010, we managed 1.7 million domain names on behalf of other accredited registrars, an increase of 0.2 million compared to the 1.5 million managed for accredited registrars as of March 31, 2009.

This increase from domain services was partially offset by $0.5 million to $0.6 million, primarily as a result of the loss of certain media portal email customers as was fully disclosed in prior filings. As our marketing efforts to date have not yet been successful in offsetting these customer losses, these customer losses have had a material adverse impact on our results of operations for email services for the three months ended March 31, 2010.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 decreased by $0.2 million, or 8%, to $1.7 million.

This decrease resulted from a reduction in our pay-per-click advertising or parked pages revenue by $0.2 million to $0.4 million during the three months ended March 31, 2010, primarily the result of the lower inventory of names available for parking purposes as we continue to sell non-strategic names. In addition, revenue from the sale of domain names decreased by $0.1 million to $1.2 million, primarily the result of the impact that our being able to sell the bulk of our backlog of non-strategic names during Fiscal 2009 has had on our regular bi-monthly sale of names.

These decreases were partially offset by the improved performance we are currently experiencing with our auction initiatives.

The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from domain portfolio services is driven by general macroeconomic factors that affect internet advertising. Our advertising expenditures are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

Hover

Net revenues from Hover for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 decreased by $0.2 million, or 13%, to $1.1 million.

Hover has been focusing on improving our retail platform to provide retail customers with a cleaner, simpler way to register and manage domain names and email addresses. During this initiative, we have been de-emphasizing new customer acquisitions while we concentrated on renewals. With the completion of our transitioning our retail customers from our Domain Direct, NetIdentity and IYD services to Hover, we have again begun to concentrate on launching programs to drive new customer acquisitions..

Butterscotch

Net revenues from Butterscotch for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 remained relatively flat at $0.5 million.

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

The following table presents our cost of revenues, by revenue source, for the periods presented:

	Three months ended March 31,
	2010	2009
OpenSRS :
Domain Services	$12,616,231	$11,354,762
Email Services	107,138	179,918
Other Services	387,123	388,852
Total OpenSRS Services	13,110,492	11,923,532

YummyNames	202,754	185,554
Hover	399,445	513,210
Butterscotch	18,859	6,740
Network, other costs	1,193,324	1,156,362
Network, depreciation and amortization costs	384,860	422,146
	$15,309,734	$14,207,544
Increase over comparative period	$1,102,190
Increase - percentage	8%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Three months ended March 31,
	2010	2009

OpenSRS :
Domain Services	81%	80%
Email Services	1%	1%
Other Services	3%	3%
Total OpenSRS Services	85%	84%

YummyNames	1%	1%
Hover	3%	4%
Butterscotch	0%	0%
Network, other costs	8%	8%
Network, depreciation and amortization costs	3%	3%
	100%	100%

Prepaid domain registration and other Internet services fees as of March 31, 2010 increased by $3.1 million, or 7%, to $46.3 million from $43.2 million at March 31, 2009.

OpenSRS

Costs for OpenSRS for the three months ended March 31, 2010 increased by $1.1 million, or 8%, when compared to the three months ended March 31, 2009. This increase was primarily as a result of higher domain registration volumes experienced during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.

This increase was partially offset by decreased email services costs as certain costs incurred in the three months ended March 31, 2009 were one-time costs.

YummyNames

Costs for YummyNames for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 remained relatively flat at $0.2 million.

Hover

Costs for Hover for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 decreased by $0.1 million, to $0.4 million. This decrease is a result of the decrease in revenue as described above.

Network costs

Network costs before depreciation and amortization for the three months ended March 31, 2010 remained relatively flat at $1.2 million as compared to the three months ended March 31, 2009, despite the significant strengthening on average of the Canadian dollar relative to the U.S. dollar by approximately 15% from the prior fiscal first quarter, and reflects the improved efficiency of operating and managing our co-location facilities.

A significant portion of our operating and network expenses are incurred in Canadian dollars, as a result the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted all of our operating costs, during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. Exchange rates are, however, subject to significant and rapid fluctuations, and we therefore cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network depreciation and amortization costs for the three months ended March 31, 2010 remained relatively flat at $0.4 million, primarily as a result of certain of our older computer hardware now being fully depreciated and not requiring replacement.

Excluding movements in exchange rates, we expect network costs to decrease slightly for the fiscal year ending December 31, 2010 as compared to the fiscal year ended December 31, 2009.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2010	2009
Sales and marketing	$1,862,336	$1,353,176
Increase over comparative period	$509,160
Increase - percentage	38%
Percentage of net revenues	9%	7%

Sales and marketing expenses for the three months ended March 31, 2010 increased by $0.5 million, or 38%, to $1.9 million when compared to the three months ended March 31, 2009. This increase was primarily due to higher workforce costs that resulted from additional people employed in both our marketing and customer service areas and the negative impact the significant strengthening on average of the Canadian dollar relative to the U.S. dollar by approximately 15% from the prior fiscal first quarter has had on sales and marketing expenses during the three months ended March 31, 2010.

Included in sales and marketing expenses is a non-recurring cost of approximately $0.1 million related to severance costs incurred during the three months ended March 31, 2010.

Excluding movements in exchange rates, we expect sales and marketing expenses to increase slightly during Fiscal 2010, in absolute dollars, as we adjust our marketing programs and sales and customer support strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. Costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. As no material expenditures for qualified application development stage initiatives were incurred during the three months ended March 31, 2010 or March 31, 2009, no amounts have been capitalized. All other costs are expensed as incurred.

	Three months ended March 31,
	2010	2009
Technical operations and development	$1,243,013	$1,104,139
Increase over comparative period	$138,874
Increase - percentage	13%
Percentage of net revenues	6%	5%

Technical operations and development expenses for the three months ended March 31, 2010 increased by $0.1 million, or 13%, to $1.2 million when compared to the three months ended March 31, 2009.

This increase for the three months ended March 31, 2010 resulted primarily from an increase in workforce-related costs, including contract and outside service costs, primarily the result of the significant strengthening on average of the Canadian dollar relative to the U.S. dollar by approximately 15% from the prior fiscal first quarter.

Excluding movements in exchange rates, we expect technical operations and development expenses, in absolute dollars, for the fiscal year ending December 31, 2010  to remain relatively flat when compared to the fiscal year ended December 31, 2009.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent and other general corporate expenses.

	Three months ended March 31,
	2010	2009
General and administrative	$815,580	$1,869,896
Decrease over comparative period	$(1,054,316)
Decrease - percentage	(56)%
Percentage of net revenues	4%	9%

General and administrative expenses for the three months ended March 31, 2010 decreased by $1.1 million, or 56%, to $0.8 million as compared to the three months ended March 31, 2009. This was primarily as a result of our recording a foreign exchange gain of $0.6 million during the three months ended March 31, 2010 as compared to a foreign exchange loss of $0.8 million during the three months ended March 31, 2009. This gain in foreign exchange was primarily the result of the strengthening on average of the Canadian dollar relative to the U.S. dollar by approximately 15% from the three months ended March 31, 2009. This decrease was offset mainly by an increase in workforce related costs, facility costs and professional fees of $0.3million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2010	2009
Depreciation of property and equipment	$43,889	$82,453
Decrease over comparative period	$(38,564)
Decrease - percentage	(47)%
Percentage of net revenues	—%	—%

Depreciation costs for the three months ended March 31, 2010 decreased by $39,000, or 47%, to $44,000, primarily the result of certain of our older assets being fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2010	2009
Amortization of intangible assets	$360,540	$360,540
Decrease over comparative period	$—
Decrease - percentage	—%
Percentage of net revenues	2%	2%

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

Customer relationships acquired in connection with the acquisition of Mailbank.com Inc. are amortized on a straight-line basis over five years.

The brand and customer relationships acquired in connection with the acquisition of Mailbank.com Inc. are amortized on a straight-line basis over seven years.

GAIN ON CHANGE IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

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

	Three months ended March 31,
	2010	2009
Gain on change in fair value of forward contracts	$(113,973)	$(85,343)
Increase over comparative period	$(28,630)
Increase - percentage	34%
Percentage of net revenues	(1)%	—%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through September 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended March 31, 2010 was a net gain of $0.1 million, as compared to a net gain of $0.1 million for the three months ended March 31, 2009. This net gain in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

At March 31, 2010, we reflect a derivative instrument asset of $2.3 million on our balance sheet as a result of our foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar pair. As all of the remaining contracts pertaining to the 2010 fiscal year will have matured during the course of the 2010 fiscal year, a derivative instrument asset pertaining to 2010 fiscal year contracts of $2.0 million will reverse during the 2010 fiscal year and will result in our recognizing an additional non-cash loss of this amount by December 31, 2010. This loss may, however, be impacted by any additional contracts, with maturity dates after

March 31, 2010, that we may enter into and fluctuations in the value of our existing contracts that mature during the 2010 and 2011 fiscal years.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2010	2009
Other income (expenses), net	$(39,168)	$(63,462)
Increase over comparative period	$24,294
Increase - percentage	(38)%
Percentage of net revenues	(0)%	—%

Other income, net, primarily relates to interest payable pursuant to the terms of our Bank of Montreal credit facility, and decreased when compared to the prior fiscal first quarter as a result of the principal repayments we have made since March 2009.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended March 31,
	2010	2009
Provision for income taxes	$316,000	$107,425

For the three months ended March 31, 2010, we recorded a provision for income taxes of $316,000 on income before taxes of $885,000 using an estimated effective tax rate for its 2010 fiscal year. Comparatively, for the three months ended March 31, 2009, we recorded a current tax expense of $107,000 on income before income taxes of $1.1 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us.

As of December 31, 2009, we recorded a valuation allowance of $4.3 million and a net deferred tax asset of $3.0 million. As of March 31, 2010 we have recorded a deferred tax asset of $4.1 million which has been allocated to non-current deferred tax assets and $1.1 million which has been allocated to current deferred tax liabilities. As of March 31, 2010 and December 31, 2009, we had also recorded a non current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

We analyze the carrying value of our deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the three months ended March 31, 2010, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

We follow the provisions of FASB ASC: Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We have approximately $107,000 of total gross unrecognized tax benefit as of March 31, 2010 and $124,000 of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect the income tax rate in future periods. The unrecognized tax benefit relates to prior year Pennsylvania state franchise taxes and other US state taxes. The unrecognized tax benefit has decreased by $17,000 when compared to the gross unrecognized tax benefits as of December 31, 2009 as Pennsylvania have now settled their claim for the years December 31, 1996 to December 31, 2000. We do not expect the unrecognized tax benefit for the 2009 and 2010 research and development claim to be significant. We recognize accrued interest and penalties related to taxes in tax expense. We did not have significant interest and penalties accrued as of March 31, 2010 and March 31, 2009 respectively. We believe it is reasonably possible that $107,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our principal sources of liquidity were cash flows generated from operations and cash and cash equivalents of $5.2 million, as compared to $9.6 million at December 31, 2009.

Net cash provided by operating activities for the three months ended March 31, 2010 totaled $1.4 million, as compared to $0.9 million for the three months ended March 31, 2009. This increase of $0.5 million was primarily the result of improved management in working capital.

Net cash used in financing activities during the three months ended March 31, 2010 totaled $5.7 million. We used $4.5 million to repurchase 6.4 million shares pursuant to the terms of a Dutch auction tender offer completed during January 2010 and $0.7 million to repurchase 956,000 of our shares under the terms of our stock repurchase program announced in February 2010.

Pursuant to the terms of our non-revolving, reducing credit facility, we also made equal monthly principal repayments totalling $0.5 million. We currently estimate that the cash sweep payment, which will be based on our audited 2009 results and will be payable during the three months ending June 30, 2010, will be sufficient to pay off in full the outstanding balance of our non-revolving, reducing credit facility during the three months ended June 30, 2010.

Investing activities used net cash of $0.1 million for the three months ended March 31, 2010, as compared to $48,000 in net cash used in the same period in Fiscal year 2009, primarily a result of the acquisition of additional property and equipment.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and our loan repayments for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2010. We are also subject to market risk exposure related to changes in interest rates on our non-revolving, reducing credit facility with The Bank of Montreal. Any changes in interest rates are not expected to be material. Fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2010, the Company had forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars as follows:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

April - June 2010	$4,939,000	0.8427	$834,551
July - September 2010	5,400,000	0.8596	785,784
October - December 2010	5,400,000	0.9236	350,015
Total 2010	15,739,000	0.8749	1,970,350

January — March, 2011	3,900,000	0.9302	215,338
April - June 2011	3,900,000	0.9635	64,335
July - September 2011	3,900,000	0.9604	68,620
Total 2011	11,700,000	0.9511	348,293

Total	$27,439,000	0.9058	$2,318,643

During the three months ended March 31, 2010, the Company entered into a series of foreign exchange forward contracts to hedge a portion of its 2011 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$6.5 million, whereby US$650,000 is converted into Canadian dollars on a semi-monthly basis from May 2011 to September 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0390.

As the Company does not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in our consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

During the three months ended March 31, 2010, the Company recorded a gain of $114,000 in the fair value of forward contracts in its consolidated statements of operations and a net derivative asset of $2.3 million. For the three months ended March 31, 2009, the Company recorded a gain on forward contracts of $85,000 in the fair value of forward contracts in its consolidated statements of operations and a derivative liability of $1.9 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2010. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2010. The sensitivity analysis indicated that a hypothetical

10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2010 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 1A.  Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In the three months ended March 31, 2010 we used $5,212,272 to repurchase 7,297,470 shares of the Company’s common stock pursuant to a Dutch auction tender offer and a normal course issuer bid.  All shares repurchased were cancelled. The following table shows the monthly activity related to our stock repurchases for the three months ended March 31, 2010.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
March 1, 2010 through March 31, 2010	954,400	$0.75	954,400	13,128,507
February 1, through February 28, 2010	1,600	$0.75	1,600	14,082,907
January 1, through January 31, 2010	6,341,470	$0.70	6,341,470	—
Total	7,297,470	$0.71	7,297,470

(1)          On January 13, 2010, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 14, 2009. Under the terms of the offer, the Company repurchased an aggregate of 6,341,470 shares of its common stock at a purchase price of $0.70 per share, for a total of $4,439,029, excluding transaction costs of $51,957. Due to over-subscription, the final proration factor for shares tendered at or below $0.70 per share was approximately 99.9%. For this purpose, shares tendered at $0.70 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price.

(2)          On February 16, 2010, the Company’s Board of Directors authorized the Company to repurchase of up to $10 million of its common stock at its discretion under the terms of a normal course issuer bid. Based on the market share price of $0.71 at close of business on March 31, 2010, the Company is eligible to repurchase up to 14,084,507 shares of common stock, on the NYSE Amex, under the terms of this normal course issuer bid.

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

Date: May 14, 2010	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

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