Form 10-Q
period 2010-06-30
TUCOWS INC /PA/
filed 2010-08-13
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 57,362,611 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, Butterscotch® and OpenSRS® are registered trademarks of Tucows, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows, Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,067,668	$9,632,394
Accounts receivable, net of allowance for doubtful accounts of $110,000 as of June 30, 2010 and December 31, 2009	3,385,650	2,822,045
Prepaid expenses and deposits	2,927,409	2,498,922
Derivative instrument asset, current portion (note 6)	664,765	2,107,825
Prepaid domain name registry and ancillary services fees, current portion	34,476,972	31,596,236
Income taxes recoverable	382,000	674,000
Total current assets	45,904,464	49,331,422

Derivative instrument asset, long-term portion (note 6)	—	112,553
Prepaid domain name registry and ancillary services fees, long-term portion	12,676,451	12,126,515
Property and equipment	1,509,105	1,986,768
Deferred financing charges	26,900	41,000
Deferred tax asset, long-term portion (note 7)	3,664,728	3,907,476
Intangible assets (note 4)	17,773,663	18,656,353
Goodwill	17,990,807	17,990,807
Total assets	$99,546,118	$104,152,894

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,261,526	$1,547,863
Accrued liabilities	1,857,296	1,889,980
Customer deposits	3,461,557	3,624,317
Derivative instrument liability, current portion (note 6)	111,875	—
Loan payable, current portion (note 5)	2,263,004	3,220,125
Deferred revenue, current portion	43,330,579	40,211,766
Accreditation fees payable, current portion	560,369	530,656
Deferred tax liability, current portion (note 7)	664,728	907,476
Total current liabilities	53,510,934	51,932,183

Derivative instrument liability, long-term portion (note 6)	159,232	15,708
Deferred revenue, long-term portion	16,716,150	16,098,812
Accreditation fees payable, long-term portion	168,224	169,620
Deferred tax liability, long-term portion (note 7)	4,840,000	4,840,000

Stockholders’ equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 57,362,611 shares issued and outstanding as of June 30, 2010 and 67,080,353 shares issued and outstanding as of December 31, 2009	12,107,580	14,030,384
Additional paid-in capital	42,468,074	47,287,351
Deficit	(30,424,076)	(30,221,164)
Total stockholders’ equity	24,151,578	31,096,571
Total liabilities and stockholders’ equity	$99,546,118	$104,152,894

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net revenues (note 9)	$20,846,598	$20,022,119	$41,291,751	$40,113,543

Cost of revenues:
Cost of revenues (*)	15,455,986	14,386,048	30,380,860	28,171,446
Depreciation of property and equipment	253,057	576,419	563,115	969,367
Amortization of intangible assets (note 4)	74,802	29,199	149,604	58,398
Total cost of revenues (note 9)	15,783,845	14,991,666	31,093,579	29,199,211

Gross profit	5,062,753	5,030,453	10,198,172	10,914,332

Operating expenses:
Sales and marketing (*)	1,786,893	1,339,167	3,649,229	2,692,343
Technical operations and development (*)	1,189,937	1,175,355	2,432,950	2,279,494
General and administrative (*)	600,776	1,592,325	1,416,356	3,462,221
Depreciation of property and equipment	43,431	92,363	87,320	174,816
Amortization of intangible assets (note 4)	360,540	360,540	721,080	721,080
Loss (gain) on change in fair value of forward exchange contracts	1,924,985	(1,938,821)	1,811,012	(2,024,164)
Total expenses	5,906,562	2,620,929	10,117,947	7,305,790

(Loss) Income from operations	(843,809)	2,409,524	80,225	3,608,542

Other (expenses) income :
Interest (expense) income, net	(33,727)	2,550,870	(72,895)	2,487,408
Total other (expenses) income	(33,727)	2,550,870	(72,895)	2,487,408

(Loss) income before provision for income taxes	(877,536)	4,960,394	7,330	6,095,950

(Recovery of) provision for income taxes (note 7)	(105,758)	581,651	210,242	689,076
Net (loss) income for the period	$(771,778)	$4,378,743	$(202,912)	$5,406,874

Basic (loss) earnings per common share (note 8)	$(0.01)	$0.06	$—	$0.08

Shares used in computing basic (loss) earnings per common share (note 8)	59,193,180	68,923,313	60,223,815	70,778,950

Diluted (loss) earnings per common share (note 8)	$(0.01)	$0.06	$—	$0.08

Shares used in computing diluted (loss) earnings per common share (note 8)	59,193,180	69,092,946	60,223,815	70,785,712

(*) Stock-based compensation has been included in expenses as follows:

Cost of revenues	$5,574	$3,367	$9,202	$8,367
Sales and marketing	25,545	15,057	41,231	29,957
Technical operations and development	18,264	11,121	32,845	21,721
General and administrative	51,890	53,193	74,624	71,893

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Cash provided by (used in):
Operating activities:

Net (loss) income for the period	$(771,778)	$4,378,743	$(202,912)	$5,406,874
Items not involving cash:
Depreciation of property and equipment	296,488	668,782	650,435	1,144,183
Amortization of deferred financing charges	6,700	9,700	14,100	20,100
Amortization of intangible assets	435,342	389,739	870,684	779,478
Gain on disposal of investment in Afilias	—	(2,010,395)	—	(2,010,395)
Disposal of domain names	4,434	974	12,006	1,947
Unrealized loss (gain) in the fair value of forward exchange contracts	1,924,985	(1,938,821)	1,811,012	(2,024,164)
Stock-based compensation	101,273	82,738	157,902	131,938
Changes in non-cash operating working capital:
Accounts receivable	311,895	252,927	(563,605)	(264,066)
Prepaid expenses and deposits	(66,785)	(310,655)	(428,487)	(889,223)
Prepaid fees for domain name registry and ancillary services fees	(815,103)	(496,502)	(3,430,672)	(2,621,901)
Income tax recoverable	(24,000)	750,216	292,000	835,398
Accounts payable	(385,999)	561,228	(199,430)	380,407
Accrued liabilities	94,120	(125,130)	(32,684)	3,643
Customer deposits	(433,559)	161,969	(162,760)	(147,533)
Deferred revenue	531,558	249,615	3,736,151	2,712,991
Accreditation fees payable	(36,080)	(34,302)	28,317	44,305

Net cash provided by operating activities	1,173,491	2,590,826	2,552,057	3,503,982

Financing activities:
Proceeds received on exercise of stock options	10,308	25,422	14,809	25,422
Repurchase of common stock	(1,702,520)	—	(6,914,792)	(1,811,179)
Repayment of loan payable	(478,560)	(1,203,560)	(957,121)	(1,682,121)

Net cash used in financing activities	(2,170,772)	(1,178,138)	(7,857,104)	(3,467,878)

Investing activities:
Cost of domain names acquired	—	—	—	(5,900)
Additions to property and equipment	(116,947)	(102,770)	(259,679)	(145,010)
Proceeds on disposal of investment in Afilias	—	2,110,395	—	2,110,395
Net cash (used in) provided by investing activities	(116,947)	2,007,625	(259,679)	1,959,485

(Decrease) increase in cash and cash equivalents	(1,114,228)	3,420,313	(5,564,726)	1,995,589

Cash and cash equivalents, beginning of period	5,181,896	4,002,743	9,632,394	5,427,467
Cash and cash equivalents, end of period	$4,067,668	$7,423,056	$4,067,668	$7,423,056

Supplemental cash flow information:
Interest paid	$33,521	$62,508	$72,797	$128,029

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$6,687	$250,734	$6,687	$250,734

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

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in the United Kingdom and the United States.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2010 and the results of operations and cash flows for the interim periods ended June 30, 2010 and 2009. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the six months ended June 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During the first quarter of fiscal 2010, the Company recorded out-of-period adjustments relating to rent expense and the amortization of intangible assets. These immaterial corrections of errors reduced net income after taxes by $35,000 for the three months ended June 30, 2010, and by $0.1 million for the six months ended June 30, 2010.

The Company recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet date, including the impact of such events on management’s estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed to the notes to the unaudited interim consolidated financial statements. Material subsequent events are evaluated and disclosed thorough the report issuance date, August 13, 2010.

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

No new accounting pronouncements have been adopted during the three months ended June 30, 2010.

Recent Accounting Pronouncements Not Yet Adopted

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

Regulatory Update

In October 2009, the SEC issued Press Release 2009-213, “Small Public Companies to Begin Providing Audited Assessment of Internal Controls Over Financial Reporting in Nine Months”. Press Release 2009-213 requires public companies with a public float below $75 million begin to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 for annual reports with fiscal years ending on or after June 15, 2010. Section 404(b) requires that companies report on the effectiveness of their internal control over financial reporting.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). Section 989G of the Financial Reform Act exempts companies with a public float below $75 million from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002. Accordingly, Tucows will only be required to provide auditor attestation of the effectiveness of its internal control over financial reporting for fiscal years in which its public float exceeds $75 million on June 30th of such fiscal year.

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

A summary of acquired intangible assets for the three months ended June 30, 2010 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, March 30, 2010	$250,126	$645,060	$3,089,600	$12,131,759	$2,096,894	$18,213,439
Sale of domain names	—	—	—	(1,298)	(3,136)	(4,434)
Amortization expense	(74,802)	(41,760)	(318,780)	—	—	(435,342)
Net book value, June 30, 2010	$175,324	$603,300	$2,770,820	$12,130,461	$2,093,758	$17,773,663

A summary of acquired intangible assets for the six months ended June 30, 2010 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2009	$324,928	$686,820	$3,408,380	$12,132,408	$2,103,817	$18,656,353
Sale of domain names	—	—	—	(1,947)	(10,059)	(12,006)
Amortization expense	(149,604)	(83,520)	(637,560)	—	—	(870,684)
Net book value, June 30, 2010	$175,324	$603,300	$2,770,820	$12,130,461	$2,093,758	$17,773,663

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility (the “credit facility”) in the amount of $9.6 million with the Bank of Montreal to finance the purchase of Innerwise, Inc. in July 2007. Effective February 23, 2009, the Company agreed to amend the interest rate payable from the bank’s US Base rate plus 0.50% per annum to the bank’s US Base rate plus 1.50% per annum. The principal and accrued interest on the loan is payable monthly over the five year term of the loan, which is five years. Tucows may prepay the credit facility in full or in part without any premium or penalty. The credit facility provides that we maintain certain financial and operating covenants which include, among other provisions, maintaining specific leverage and coverage ratios during the term of the loan. Certain covenants under the credit facility may limit the amount of our capital expenditures. The credit facility is collateralized by a first lien on, and pledge of, the majority of the Company’s and our subsidiaries present and future property and assets (subject to certain exclusions). As of June 30, 2010, the Company continued to comply with all covenants under the credit facility, and the interest rate at June 30, 2010 was 3.75%.

Pursuant to the terms of the credit facility, the Company is required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as monthly principal repayments of approximately $160,000. Based on the assessment of the audited results for our 2008 fiscal year, the Company made a cash sweep payment for its 2008 fiscal year of $0.7 million, which was paid on May 1, 2009. As of June 30, 2010, the estimated cash sweep payment for the year ended December 31, 2009, which was payable during the three months ended June 30, 2010, would have been sufficient to fully repay all amounts outstanding under the credit facility. However, since the Company would have then repaid the facility two years earlier than originally contemplated prior to June 30, 2010, it began exploring with the Bank of Montreal if an alternative facility should be put in place. As part of the discussions with the Bank of Montreal, they have deferred the payment of the fiscal 2010 cash sweep payment pending the outcome of these negotiations.

To estimate the fair value of the Company’s loan payable under the credit facility, the Company uses interest rates that are currently available to the Company for issuance of loans on similar terms and remaining maturities. The estimated fair value of the Company’s loan payable at June 30, 2010 was $2,254,514, compared to a carrying amount of $2,263,004 at June 30, 2010.

6. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at June 30, 2010 was a net unrealized gain of $0.4 million as compared to a net unrealized gain of $2.2 million at December 31, 2009. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At June 30, 2010, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

July - September 2010	5,400,000	0.8596	510,554
October - December 2010	5,400,000	0.9236	97,388
2010	10,800,000	0.8904	607,942

January - March 2011	5,400,000	0.9307	49,286
April - June 2011	3,900,000	0.9635	(104,338)
June - September 2011	3,900,000,	0.9604	(98,981)
October - December 2011	1,950,000	0.9644	(60,251)
2011	15,150,000	0.9508	(214,284)

Total	$25,950,000	0.9247	$393,658

During the six months ended June 30, 2010, the Company entered into a series of foreign exchange forward contracts to hedge a portion of our 2011 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$10.0 million, whereby amounts of US$250,000, US$400,000 or US$650,000 are converted into Canadian dollars on a semi-monthly basis from January 2011 to November 2011 at an average foreign exchange rate of US$1.00:Cdn$1.0437.

The Company does not apply hedge accounting and, therefore, for the three and six months ended June 30, 2010, the Company recorded a loss of $1.9 million and $1.8 million, respectively, in the fair value of forward contracts in its consolidated statements of operations. For the three and six months ended June 30, 2009, the Company recorded a gain on forward contracts of $1.9 million and $2.0 million respectively.

7. INCOME TAXES

For the six months ended June 30, 2010, the Company recorded a provision for income taxes of $210,242 on income before income taxes of $7,330, using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Included in the provision for income taxes is a recovery of $95,721 in respect of refundable Ontario research tax credits. Comparatively, for the six months ended June 30, 2009, the Company recorded a current tax expense of $689,000 on income before income taxes of $6.1 million, using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company.

As of December 31, 2009, the Company recorded a valuation allowance of $4.3 million and a net deferred tax asset of $3.0 million. As of June 30, 2010 the Company has recorded a non-current deferred tax asset of $3.6 million and current deferred tax liabilities of $0.6 million. As of June 30, 2010 and December 31, 2009, the Company has also recorded a non current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

The Company analyzes the carrying value of its deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the six months ended June 30, 2010, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $107,000 of total gross unrecognized tax benefit as of June 30, 2010 and $124,000 of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes. The unrecognized tax benefit has decreased by $17,000 as of June 30, 2010 when compared to the gross unrecognized tax benefits as of

December 31, 2009 as we have now settled the claim for the Pennsylvania franchise taxes for the years December 31, 1996 to December 31, 2000. The Company does not expect the unrecognized tax benefit for its 2010 research and development claim to be significant. The Company recognizes accrued interest and penalties related to taxes in tax expense. The Company did not have significant interest and penalties accrued as of June 30, 2010 and June 30, 2009, respectively. The Company believes it is reasonably possible that $107,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Numerator for basic and diluted earnings per common share:
Net (loss) income for the period	$(771,778)	$4,378,743	$(202,912)	$5,406,874
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	59,193,180	68,923,313	60,223,815	70,778,950
Effect of outstanding stock options	—	169,633	—	6,762
Diluted weighted average number of shares outstanding	59,193,180	69,092,946	60,223,815	70,785,712
Basic earnings per common share	$(0.01)	$0.06	$0.00	$0.08
Diluted earnings per common share	$(0.01)	$0.06	$0.00	$0.08

For the three months ended June 30, 2010, outstanding options to purchase 2,837,750 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. During the three months ended June 30, 2009, outstanding options to purchase 3,851,243 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. For the three months ended June 30, 2010, the effect of potentially dilutive securities of 2,028,478 was excluded from the computation of diluted weighted average number of shares outstanding as they are anti-dilutive to the basic loss per share.

For the six months ended June 30, 2010, outstanding options to purchase 2,837,750 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. During the six months ended June 30, 2009, outstanding options to purchase 6,661,992 common shares, were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. For the six months ended June 30, 2010, the effect of potentially dilutive securities of 2,054,771 was excluded from the computation of diluted weighted average number of shares outstanding as they are anti-dilutive to the basic loss per share.

On January 13, 2010, 6,341,470 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer.

During the three and six months ended June 30, 2010, 2,453,300 and 3,409,300 common shares were repurchased and cancelled, respectively, under the terms of our stock repurchase program announced in February 2010.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2010 include reductions in the number of shares outstanding due to these purchases (see note 11).

9. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$15,748,912	$14,737,932	$31,151,922	$28,939,954
Email Services	580,658	873,855	1,218,846	1,995,790
Other Services	1,084,943	1,091,988	2,178,654	2,186,448
Total OpenSRS Services	17,414,513	16,703,775	34,549,422	33,122,192

YummyNames	1,631,848	1,455,557	3,343,169	3,320,590
Hover	1,110,962	1,258,828	2,240,459	2,559,413
Butterscotch	689,275	603,959	1,158,701	1,111,348
	$20,846,598	$20,022,119	$41,291,751	$40,113,543

No customer accounted for more than 10% of revenue for the three and six months ended June 30, 2010 or the three and six months ended June 30, 2009. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of June 30, 2010, two customers accounted for 25% of accounts receivable, all of which has been paid subsequent to June 30, 2010. As of June 30, 2009, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$13,089,345	$11,943,842	$25,705,576	$23,298,602
Email Services	117,319	153,228	224,457	333,146
Other Services	400,342	411,287	787,465	800,139
Total OpenSRS Services	13,607,006	12,508,357	26,717,498	24,431,887

YummyNames	253,740	250,529	456,495	436,084
Hover	350,288	475,369	749,733	988,579
Butterscotch	25,380	1,110	44,238	7,850
Network, other costs	1,219,572	1,150,683	2,412,896	2,307,046
Network, depreciation and amortization costs	327,859	605,618	712,719	1,027,765
	$15,783,845	$14,991,666	$31,093,579	$29,199,211

The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2010	December 31, 2009

Canada	$1,153,011	$1,475,056
United States	354,368	506,533
United Kingdom	1,726	5,179
	$1,509,105	$1,986,768

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2010 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2010:

			Additional		Total
	Common stock		paid in		stockholders’
	Shares	Amount	capital	Deficit	equity

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$31,096,571
Exercise of stock options	10,433	8,320	(3,819)	—	4,501
Repurchase and retirement of shares — Dutch Auction	(6,341,470)	(1,268,294)	(3,222,692)	—	(4,490,986)
Repurchase and retirement of shares — Normal course issuer bid	(956,000)	(191,200)	(530,086)	—	(721,286)
Stock-based compensation	—	—	56,629	—	56,629
Cancellation of restricted stock	(500)	—	—	—	—
Net income for the period	—	—	—	568,866	568,866
Balances, March 31, 2010	59,792,816	12,579,210	43,587,383	(29,652,298)	26,514,295

Exercise of stock options	23,245	19,030	(8,721)	—	10,309
Repurchase and retirement of shares — Normal course issuer bid	(2,453,300)	(490,660)	(1,211,861)	—	(1,702,521)
Stock-based compensation	—	—	101,273	—	101,273
Cancellation of restricted stock	(150)	—	—	—	—
Net income for the period	—	—	—	(771,778)	(771,778)
Balances, June 30, 2010	57,362,611	$12,107,580	$42,468,074	$(30,424,076)	$24,151,578

The following unaudited table summarizes stockholders’ equity transactions for the period ended June 30, 2009:

			Additional		Total
	Common stock		paid in		stockholders’
	Shares	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Repurchase and retirement of shares — Dutch Auction	(4,185,769)	(837,138)	(974,041)	—	(1,811,179)
Stock-based compensation	—	—	49,200	—	49,200
Net income for the period	—	—	—	1,028,132	1,028,132
Balances, March 31, 2009	68,888,013	14,361,220	47,789,835	(41,434,238)	20,716,817

Stock-based compensation	—	—	82,508	—	82,508
Exercise of stock options	68,707	46,858	(21,436)	—	25,422
Issuance of restricted stock	12,600	—	230	—	230
Net income for the period	—	—	—	4,378,743	4,378,743
Balances, June 30, 2009	68,969,320	$14,408,078	$47,851,137	$(37,055,495)	$25,203,720

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

On February 16, 2010, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. The Company has repurchased 2,453,300 shares under this repurchase program during the three months ended June 30, 2010. The Company has repurchased 3,409,300 shares under this repurchase program during the six months ended June 30, 2010.

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

The Company’s 2006 Equity Compensation Plan (the “2006 Plan”), serves as a successor to the 1996 Plan. The 2006 Plan was established for the benefit of the employees, officers, directors and certain consultants of the Company. The 5,000,000 common shares that have been set aside for issuance under the 2006 Plan are to provide eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Tucows. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years.

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

During the three and six months ended June 30, 2010, stock options to purchase 1,574,000 common shares were granted, as compared to stock options to purchase 25,000 common shares granted during the three and six months ended June 30, 2009. The stock options granted during the three and six months ended June 30, 2010 expire on various dates through 2017.

Details of stock option transactions for the three months ended June 30, 2010 and June 30, 2009 are as follows:

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	6,795,170	$0.53	7,125,559	$0.56
Granted	1,574,000	0.70	25,000	0.38
Exercised	(23,245)	0.44	(68,707)	0.37
Forfeited	(23,125)	0.70	(12,594)	0.82
Expired	(98,717)	1.17	(40,000)	0.69
Outstanding, end of period	8,224,083	$0.56	7,029,258	$0.56
Options exercisable, end of period	6,069,833	$0.51	5,875,789	$0.53

Details of stock option transactions for the six months ended June 30, 2010 and June 30, 2009 are as follows:

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,203,977	$0.56	7,282,777	$0.56
Granted	1,574,000	0.70	25,000	0.38
Exercised	(33,678)	0.44	(68,707)	0.37
Forfeited	(38,125)	0.67	(168,312)	0.55
Expired	(482,091)	1.02	(41,500)	0.80
Outstanding, end of period	8,224,083	$0.56	7,029,258	$0.56
Options exercisable, end of period	6,069,833	$0.51	5,875,789	$0.53

As of June 30, 2010, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,699,379	$0.38	3.0	$954,432	3,699,379	$0.38	$954,432
$0.56-$0.70	3,357,454	$0.64	5.5	88,787	1,434,954	$0.59	73,887
$0.80-$0.99	1,167,250	$0.86	3.5	—	935,500	$0.86	—
	8,224,083	$0.56	4.1	$1,043,219	6,069,833	$0.51	$1,028,319

Total unrecognized compensation cost relating to unvested stock options at June 30, 2010, prior to the consideration of expected forfeitures, was approximately $748,000 and is expected to be recognized over a weighted average period of 3.1 years.

The Company recorded stock-based compensation of $101,049 and $82,508 for the three months ended June 30, 2010 and 2009, respectively.

The Company recorded stock-based compensation of $157,485 and $131,708 for the six months ended June 30, 2010 and 2009, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)                               Restricted stock awards

During the three and six months ended June 30, 2010, no restricted stock awards were granted to any employees of the Company.

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

Total unrecognized compensation cost relating to unvested restricted stock awards at June 30, 2010, prior to the consideration of expected forfeitures, was approximately $2,000 and is expected to be recognized over a weighted average period of 2.8 years.

The Company recorded stock-based compensation associated with restricted stock awards of $224 and $230 for the three months ended June 30, 2010 and 2009, respectively.

The Company recorded stock-based compensation associated with restricted stock awards of $417 and $230 for the six months ended June 30, 2010 and 2009, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$664,765	$—	$664,765
Total Assets	$—	$664,765	$—	$664,765

Derivative instrument liability	$—	$(271,107)	$—	$(271,107)
Total Liabilities	$—	$(271,107)	$—	$(271,107)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company’s foreign currency requirements, specifically for the Canadian dollar; the estimated annual cash sweep payment due under the Company’s credit facility; the number of new, renewed and transferred-in domain names, our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; the potential impact of current and pending claims on our business; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments, our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US tax returns, our expectations regarding cash from operations to fund our business, our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that a slowing economy may lead to a decrease in advertising spending and the effect of changes in our contractual relationships on our revenue These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

YummyNames, our domain portfolio service, manages tens of thousands of domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the YummyNames domain portfolio are over 42,000 domains that allow over two-thirds of Americans to purchase a domain or email address based on their name.

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 3,000 videos and over 185,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage over ten million domains under our ICANN accreditation, as well as names we manage for other registrars under their own accreditations.

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain service, (b) email service and (c) other services. Other services primarily consist of secure sockets layer, or SSL, certificates and also include blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users along with billing solutions for ISPs.

OpenSRS Domain Service

Historically, our OpenSRS domain service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a customer will engage us, enabling us to follow on with other services and allowing us to add to our domain portfolio by purchasing names registered through us upon their expiration. We also provide resellers with the ability to sell personal names. This service allows resellers the opportunity to sell email addresses based on our domain portfolio of surname domain names.

As of June 30, 2010, we offer registration services for the generic top-level domain (“gTLDs”) .com, .net, .org, .info, .name, .biz, .tel, ..mobi and .asia and for the country code top-level domains (:ccTLDs”) .at, .be, ..bz, .ca, .co, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li,.me, .mx ..nl, .tv, .uk, .ws, and .us.

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective July 2010, registry fees for the .com and .net registrations were increased by the registry by an additional 7%. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our Premium Domain name services. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service, or billed revenue, is received at the time of activation of service. All fees received in connection with domain name registration are non-refundable, and where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended June 30, 2010 or during the three months ended June 30, 2009.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$15,748,912	$14,737,932	$31,151,922	$28,939,954
Email Services	580,658	873,855	1,218,846	1,995,790
Other Services	1,084,943	1,091,988	2,178,654	2,186,448
Total OpenSRS Services	17,414,513	16,703,775	34,549,422	33,122,192

YummyNames	1,631,848	1,455,557	3,343,169	3,320,590
Hover	1,110,962	1,258,828	2,240,459	2,559,413
Butterscotch	689,275	603,959	1,158,701	1,111,348
	$20,846,598	$20,022,119	$41,291,751	$40,113,543
Increase over comparative period	$824,479		$1,178,208
Increase - percentage	4%		3%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	76%	75%	76%	73%
Email Services	3%	4%	3%	5%
Other Services	5%	5%	5%	5%
Total OpenSRS Services	84%	84%	84%	83%

YummyNames	8%	7%	8%	8%
Hover	5%	6%	5%	6%
Butterscotch	3%	3%	3%	3%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at June 30, 2010 increased to $60.0 million from $56.9 million at June 30, 2009.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2010 and, at June 30, 2010, two customers accounted for 25% of accounts receivable all of which has been paid subsequent to June 30, 2010. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

Net revenues from OpenSRS services for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, increased by $0.7 million to $17.4 million. This increase resulted from an increase in domain services revenue of $1.0 million to $15.7 million, primarily resulting from increased volumes from new clients and retention of existing customers.

During the three months ended June 30, 2010, the revenue from all new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 1.8 million as compared to the three months ended June 30, 2009. This increase in domain services revenue was partially offset by a decrease in email services revenue of $0.3 million, primarily resulting from the loss of certain media portal email customers during 2009. Our marketing efforts to date have generated revenues that only partially offset these customer losses, which continue to adversely impact our results of operations for email services for the three months ended June 30, 2010.

Net revenues from OpenSRS services for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, increased by $1.4 million to $34.5 million, primarily the result of domain services net revenues increasing by $2.2 million to $31.2 million being partially offset by email services decreasing by $0.8 million for the reasons noted above.

During the six months ended June 30, 2010, the revenue from all new, renewed and transferred-in domain name registrations that we processed increased by 0.3 million to 3.8 million as compared to the six months ended June 30, 2009.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage. As of June 30, 2010, the total domain names under our management increased by 0.4 million to 8.4 million, when compared to June 30, 2009. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of June 30, 2010, we managed 1.7 million domain names on behalf of other accredited registrars, an increase of 0.5 million compared to the 1.2 million managed for accredited registrars as of June 30, 2009.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 increased by $0.2 million, or 12%, to $1.6 million. This increase resulted primarily from an increase in the sale of domain names by $0.4 million to $1.1 million. This increase was partially offset by a reduction in our pay-per-click advertising or parked pages revenue by $0.2 million to $0.3 million during the three months ended June 30, 2010, primarily the result of the lower inventory of names available for parking purposes as we continue to sell non-strategic names.

Net revenues from our YummyNames domain portfolio service for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 remained relatively flat at $3.3 million, with the $0.4 million increase in revenue from the sale of domain names to $2.3 million and increased revenues from our auction initiatives of $0.1 million to $0.3 million being offset by a $0.5 million reduction in our pay-per-click advertising or parked pages revenue to $0.7 million.

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

Hover

Net revenues from Hover for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 decreased by $0.1 million, or 12%, to $1.1 million.

Net revenues from Hover for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 decreased by $0.3 million, or 12%, to $2.2 million.

During fiscal 2009, Hover undertook significant development efforts to provide our retail customers a more streamlined platform to register and manage domain names and email addresses. During this initiative, we de-emphasized new customer acquisitions and concentrated on stabilizing renewal rates and the transitioning of our retail customers from our Domain Direct, NetIdentity and IYD services to Hover. These initiatives resulted in a decrease in the deferred revenue balance during fiscal 2009 as the cash receipts added to deferred revenue were lower than the revenue being recognized from prior periods. During the six months ended June 30, 2010, we concentrated on launching long-term programs to drive new customer acquisitions, which has resulted in increased sales volumes and cash receipts.

Butterscotch

Net revenues from Butterscotch for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 remained relatively flat when compared to the three and six months ended June 30, 2009 at $0.7 million and $1.2 million, respectively.

The primary reason for revenues remaining relatively flat is due to the continuing preference of advertisers for more content rich traffic, which has significantly shifted the sales mix over the past several quarters, in which our advertising revenue from the Tucows.com website and our Author Resource Center has steadily declined. We have also experienced a dramatic decline in Ad Sense revenue due to Google’s elimination of their enterprise level AdSense program. These decreases have been offset by increased video advertising and corporate video revenue as advertisers continue to migrate their advertising spend towards more content rich websites such as Butterscotch.com.

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

The following table presents our cost of revenues, by revenue source, for the three and six months ended June 30, 2010 and June 30, 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$13,089,345	$11,943,842	$25,705,576	$23,298,602
Email Services	117,319	153,228	224,457	333,146
Other Services	400,342	411,287	787,465	800,139
Total OpenSRS Services	13,607,006	12,508,357	26,717,498	24,431,887

YummyNames	253,740	250,529	456,495	436,084
Hover	350,288	475,369	749,733	988,579
Butterscotch	25,380	1,110	44,238	7,850
Network, other costs	1,219,572	1,150,683	2,412,896	2,307,046
Network, depreciation and amortization costs	327,859	605,618	712,719	1,027,765
	$15,783,845	$14,991,666	$31,093,579	$29,199,211
Increase over comparative period	$792,179		$1,894,368
Increase - percentage	5%		6%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the three and six months ended June 30, 2010 and June 30, 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

OpenSRS :
Domain Services	82%	79%	83%	81%
Email Services	1%	1%	1%	1%
Other Services	3%	3%	3%	3%
Total OpenSRS Services	86%	83%	87%	85%

YummyNames	2%	2%	1%	1%
Hover	2%	3%	2%	3%
Butterscotch	0%	0%	0%	0%
Network, other costs	8%	8%	8%	8%
Network, depreciation and amortization costs	2%	4%	2%	3%
	100%	100%	100%	100%

Prepaid domain registration and other Internet services fees as of June 30, 2010 increased by $3.5 million, or 8%, to $47.2 million from $43.7 million at June 30, 2009.

OpenSRS

Costs for OpenSRS for the three months ended June 30, 2010 increased by $1.1 million, or 9%, to $13.6 million, when compared to the three months ended June 30, 2009. This increase was primarily a result of increased domain registration volume experienced during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

Costs for OpenSRS for the six months ended June 30, 2010 increased by $2.3 million, or 9%, to $26.7 million, when compared to the six months ended June 30, 2009. This increase was primarily a result of increased domain registration volume experienced during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

This increase was partially offset by decreased email services costs as certain costs incurred in the six months ended June 30, 2009 were one-time costs.

YummyNames

Costs for YummyNames for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 remained relatively flat at $0.3 million and $0.5 million, respectively.

Hover

Costs for Hover for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 decreased by $0.1 million, to $0.4 million.

Costs for Hover for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 decreased by $0.2 million, to $0.7 million.

These decreases resulted primarily from the introduction of new email service products, such as our family plan, which have resulted in a change in our sales mix such that email services, which have a relatively lower cost of sales, account for n increasing proportion of our Hover services as compared to our domain name services.

Network costs

Network costs before depreciation and amortization for the three months ended June 30, 2010 remained relatively flat at $1.2 million as compared to the three months ended June 30, 2009, despite the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 12% as compared to the three months ended June 30, 2009, and reflects our improved efficiency in operating and managing our co-location facilities.

Network costs before depreciation and amortization for the six months ended June 30, 2010 increased by $0.1 million, or 5%, to $2.4 million as compared to the six months ended June 30, 2009. This increase was predominantly a result of the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 13% as compared to the six months ended June 30, 2009, and reflects our improved efficiency in operating and managing our co-location facilities.

A significant portion of our operating and network expenses are incurred in Canadian dollars, as a result, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted all of our operating costs, during the three and six months ended June 30, 2010 when compared to the three and six months ended June 30, 2009. Exchange rates are, however, subject to significant and rapid fluctuations, and we therefore cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network depreciation and amortization costs for the three months ended June 30, 2010 decreased by $0.3 million to $0.3 million, primarily as a result of certain of our older computer hardware now being fully depreciated.

Network depreciation and amortization costs for the six months ended June 30, 2010 decreased by $0.3 million to $0.7 million, primarily as a result of certain of our older computer hardware now being fully depreciated.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales and marketing	$1,786,893	$1,339,167	$3,649,229	$2,692,343
Increase over comparative period	$447,726		$956,886
Increase - percentage	33%		36%
Percentage of net revenues	9%	7%	9%	7%

Sales and marketing expenses for the three months ended June 30, 2010 increased by $0.4 million, or 33%, to $1.8 million when compared to the three months ended June 30, 2009. This increase was primarily due to higher workforce costs that resulted from additional people employed in both our marketing and customer service areas as well as the negative impact of the approximately 12% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the three months ended June 30, 2009.

Sales and marketing expenses for the six months ended June 30, 2010 increased by $1.0 million, or 36%, to $3.6 million when compared to the six months ended June 30, 2009. This increase was primarily due to higher workforce costs that resulted from an increase in the number of people employed in both our marketing and customer service departments, undertaking additional marketing campaigns, participating in additional trade shows and the negative impact of the approximate 13% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the six months ended June 30, 2009.

Included in sales and marketing expenses for the six months ended June 30, 2010 is a non-recurring cost of approximately $0.1 million related to severance costs incurred during that time.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Technical operations and development	$1,189,937	$1,175,355	$2,432,950	$2,279,494
Increase over comparative period	$14,582		$153,456
Increase - percentage	1%		7%
Percentage of net revenues	6%	6%	6%	6%

Technical operations and development expenses for the three months ended June 30, 2010 remained relatively flat at $1.2 million when compared to the three months ended June 30, 2009, primarily due to the productivity improvements that have resulted from our adoption of an agile development model, which teams our development, quality assurance, product management and operations employees into smaller groups, offsetting the approximate 12% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to the three months ended June 30, 2009.

Technical operations and development expenses for the six months ended June 30, 2010 increased by $0.2 million, or 4%, to $2.4 million when compared to the six months ended June 30, 2009, primarily due to the increase in workforce-related costs, including contract and outside service cost increases and the approximate 13% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to the six months ended June 30, 2009.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
General and administrative	$600,776	$1,592,325	$1,416,356	$3,462,221
Decrease over comparative period	$(991,549)		$(2,045,865)
Decrease - percentage	(62)%		(59)%
Percentage of net revenues	3%	8%	3%	9%

General and administrative expenses for the three months ended June 30, 2010 decreased by $1.0 million, or 62%, to $0.6 million as compared to the three months ended June 30, 2009. This was primarily as a result of our recording a foreign exchange gain of $0.8 million during the three months ended June 30, 2010 as compared to a foreign exchange loss of $0.3 million during the three months ended June 30, 2009. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 12% from the three months ended June 30, 2009. This decrease was offset mainly by an increase in workforce related costs of $0.1 million during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

General and administrative expenses for the six months ended June 30, 2010 decreased by $2.0 million, or 59%, to $1.4 million as compared to the six months ended June 30, 2009. This was primarily as a result of our recording a foreign exchange gain of $1.3 million during the six months ended June 30, 2010 as compared to a foreign exchange loss of $1.1 million during the six months ended June 30, 2009. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 13% from the six months ended June 30, 2009. This decrease was offset mainly by an increase in workforce related costs, facility costs and public listing costs of $0.4million during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Depreciation of property and equipment	$43,431	$92,363	$87,320	$174,816
Decrease over comparative period	$(48,932)		$(87,496)
Decrease - percentage	(53)%		(50)%

Depreciation costs for the three months ended June 30, 2010 decreased by $49,000, or 53%, to $43,000, primarily as a result of certain of our older assets being fully depreciated.

Depreciation costs for the six months ended June 30, 2010 decreased by $87,000, or 50%, to $87,000, primarily as a result of certain of our older assets being fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amortization of intangible assets	$360,540	$360,540	$721,080	$721,080
Decrease over comparative period	$—		$—
Decrease - percentage	—%		—%
Percentage of net revenues	2%	2%	2%	2%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, the acquisition of the hosted messaging assets of Critical Path Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of IYD in July 2007.

Brand and customer relationships acquired in connection with the acquisition of Boardtown Corporation and IYD are amortized on a straight-line basis over seven years,

Customer relationships acquired in connection with the acquisition of Mailbank.com Inc. and the hosted messaging assets of Critical Path Inc. are each amortized on a straight-line basis over five years.

LOSS (GAIN) ON CHANGE IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss (gain) on change in fair value of forward contracts	$1,924,985	$(1,938,821)	$1,811,012	$(2,024,164)
Increase over comparative period	$3,863,806		$3,835,176
Increase - percentage	(199)%		(189)%
Percentage of net revenues	9%	10%	4%	5%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through November 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended June 30, 2010 was a net loss of $1.9 million, as compared to a net gain of $1.9 million for the three months ended June 30, 2009. This net loss in fair value of forward contracts resulted from the impact of the change in foreign exchange rates over time and the settlement of forward exchange contracts as they matured.

The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the six months ended June 30, 2010 was a net loss of $1.8 million, as compared to a net gain of $2.0 million for the six months ended June 30, 2009. This net loss in fair value of forward contracts resulted from the impact of the change in foreign exchange rates over time and the settlement of forward exchange contracts as they matured.

At June 31, 2010, we reflect a net derivative instrument asset of $0.4 million on our balance sheet as a result of our foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar pair. As all of the remaining contracts pertaining to the 2010 fiscal year will have matured during the course of the 2010 fiscal year, a derivative instrument asset pertaining to 2010 fiscal year contracts of $0.6 million will reverse during the 2010 fiscal year and will result in our recognizing an additional non-cash loss of this amount by December 31, 2010. This loss may, however, be impacted by any additional contracts, with maturity dates after June 30, 2010, that we may enter into and fluctuations in the value of our existing contracts that mature during the 2010 and 2011 fiscal years.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Other income (expenses), net	$(33,727)	$2,550,870	$(72,895)	$2,487,408
Decrease over comparative period	$(2,584,597)		$(2,560,303)
Decrease - percentage	(101)%		(103)%
Percentage of net revenues	—%	13%	—%	6%

Other expenses for the three and six months ended June 30, 2010 primarily relate to interest payable pursuant to the terms of our Bank of Montreal credit facility. As we have continued to reduce the amount outstanding under the credit facility through monthly principal payments, the interest payable has decreased when compared to the three and six months ended June 30, 2009.

Other income for the three and six months ended June 30, 2009 primarily relates to the receipt of $2.1 million from Afilias Inc. (“Afilias”) to complete the second closing under the terms of a stock redemption agreement signed in November 2008, whereby Tucows DE agreed to sell its investment in Afilias to Afilias in three stages for an aggregate purchase price of $7.5 million. This sale resulted in a gain of $2.0 million for the quarter. In addition, in June 2009, we received an additional payment of $0.6 million in connection with Infonautics patents that we assigned in 2002 to a third party who continues to commercialize these patents. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party. As the costs of commercializing the patents have increased, we do not expect any future revenue received to be material.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Provision for income taxes	$(105,758)	$581,651	$210,242	$689,076

For the six months ended June 30, 2010, we recorded a provision for income taxes of $210,242 on income before income taxes of $7,330 using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses that we do not anticipate obtaining a current tax benefit for. Included in the provision for income taxes is a recovery of $95,721 in respect of refundable Ontario research tax credits. Comparatively, for the six months ended June 30, 2009, we recorded a current tax expense of $689,000 on income before income taxes of $6.1 million using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us.

As of December 31, 2009, we recorded a valuation allowance of $4.3 million and a net deferred tax asset of $3.0 million. As of June 30, 2010 we have recorded a non-current deferred tax asset of $3.6 million and current deferred tax liabilities of $0.6 million. As of June 30, 2010 and December 31, 2009, we had also recorded a non current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

We analyze the carrying value of our deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the six months ended June 30, 2010, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

We follow the provisions of FASB ASC: Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We have approximately $107,000 of total gross unrecognized tax benefit as of June 30, 2010 and $124,000 of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect our income tax rate in future periods.

The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes. The unrecognized tax benefit has decreased by $17,000 when compared to the gross unrecognized tax benefits as of December 31, 2009 as Pennsylvania have now settled their claim for the years December 31, 1996 to December 31, 2000. We do not expect the unrecognized tax benefit for our 2010 research and development claim to be significant. We recognize accrued interest and penalties related to taxes in tax expense. We did not have significant interest and penalties accrued as of June 30, 2010 and June 30, 2009 respectively. We believe it is reasonably possible that $107,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our principal sources of liquidity were cash flows generated from operations and cash and cash equivalents of $4.1 million, as compared to $9.6 million at December 31, 2009.

Net cash provided by operating activities for the six months ended June 30, 2010 decreased by $0.9 million to $2.6 million when compared to $3.5 million for the six months ended June 30, 2009.

Net cash provided by operating activities, before changes in non-cash operating working capital, decreased by $0.1 million to $3.3 million for the six months ended June 30, 2010 from $3.4 million for the six months ended June 30, 2009. Net cash provided by changes in non-cash operating working capital, decreased by $0.8 million to a net usage position of $0.7 million for the six months ended June 30, 2010 compared to a net generation of $0.1 million for the six months ended June 30, 2009.

Cash used to fund other working capital increased primarily from an additional $0.3 million in accounts receivable, largely the result of increased sales to customers who receive credit terms from us, an increase in our prepaid domain name registry and other Internet services fees of $0.8 million, a reduction in accounts payable of $0.5 million and a reduction in income taxes receivable of $0.6 million.

These uses of working capital were partially offset by an increase in our deferred revenue of $1.0 million and a reduction of the deposits we maintain with our registry suppliers by $0.4 million during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Net cash used in financing activities during the six months ended June 30, 2010 totaled $7.9 million. We used $4.5 million to repurchase 6.3 million of our shares pursuant to the terms of a Dutch auction tender offer completed during January 2010 and $2.4 million to repurchase 3.4 million of our shares under the terms of our stock repurchase program announced in February 2010. These initiatives have resulted in a 15 % reduction in the number of shares we have in issue when compared to the number of shares in issue at December 31, 2009. Pursuant to the terms of our credit facility with the Bank of Montreal, we also made equal monthly principal repayments of approximately $160,000, for an aggregate payment during the six months ended June 30, 2010 of approximately $1.0 million. This reduced the balance owing under the facility as of June 30, 2010 to $2.3 million.

Pursuant to the terms of the credit facility, we are required to make an annual cash sweep payment based on excess cash flow as defined in the credit facility agreement, as well as monthly principal repayments of approximately $160,000. Based on the assessment of the audited results for our 2008 fiscal year, we made a cash sweep payment of $0.7 million on May 1, 2009. As of June 30, 2010, the estimated cash sweep payment for the year ended December 31, 2009, which was payable during the three months ended June 30, 2010, would have been sufficient to fully repay all amounts outstanding under the credit facility. However, since we would have then repaid the facility two years earlier than originally contemplated prior to June 30, 2010, we began exploring with the Bank of Montreal if an alternative facility should be put in place. As part of our discussions with the Bank of Montreal, they have deferred the payment of the fiscal 2010 cash sweep payment pending the outcome of these negotiations.

Investing activities used net cash of $0.3 million to acquire additional property and equipment during the six months ended June 30, 2010, as compared to $0.1 million during the six months ended June 30, 2009. During the six months ended June 30, 2009 we also received proceeds of $2.1 million from the disposition of our investment in Afilias.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2010. We are also subject to market risk exposure related to changes in interest rates on our non-revolving, reducing credit facility with The Bank of Montreal. Any changes in interest rates are not expected to be material. Fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2010, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

July - September 2010	5,400,000	0.8596	510,554
October - December 2010	5,400,000	0.9236	97,388
2010	10,800,000	0.8904	607,942

January - March 2011	5,400,000	0.9307	49,286
April - June 2011	3,900,000	0.9635	(104,338)
June - September 2011	3,900,000,	0.9604	(98,981)
October - December 2011	1,950,000	0.9644	(60,251)
2011	15,150,000	0.9508	(214,284)

Total	$25,950,000	0.9247	$393,658

During the six months ended June 30, 2010, the Company entered into a series of foreign exchange forward contracts to hedge a portion of our 2011 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$10.0 million, whereby amounts of US$250,000, US$400,000 or US$650,000 are converted into Canadian dollars on a semi-monthly basis from January 2011 to November 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0437.

The Company does not apply hedge accounting and, therefore, for the three and six months ended June 30, 2010, the Company recorded a loss of $1.9 million and $1.8 million respectively, in the fair value of forward contracts in its consolidated statements of operations. For the three and six months ended June 30, 2009, the Company recorded a gain on forward contracts of $1.9 million and $2.0 million respectively.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2010. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2010 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2010 we used $1,708,234 to repurchase 2,453,300 shares of the Company’s common stock pursuant to a normal course issuer bid. All shares repurchased were cancelled. The following table shows the monthly activity related to our stock repurchases for the three months ended June 30, 2010.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
June 1, 2010 through June 30, 2010	2,226,400	$0.70	2,226,400	11,837,802
May 1, 2010 through May 31, 2010	226,900	0.66	226,900	14,261,693
April 1, 2010 through April 30, 2010	—	—	—	12,208,834
Total	2,453,300	$0.70	2,453,300

(1)          On February 16, 2010, the Company’s Board of Directors authorized the Company to repurchase of up to $10 million of its common stock at its discretion under the terms of a normal course issuer bid that will expire on February 18, 2011.

(2)          During the three months ended June 30, 2010, the Company purchased 2,453,300 shares of its common stock at an average purchase price of $0.70 per share, for a total of $1,708,234. Based on the market share price of $0.64 at close of business on June 30, 2010, the Company is eligible to repurchase up to an additional 11,837,802 shares of its common stock, on the NYSE Amex, under the terms of this normal course issuer bid. The maximum number of shares that may yet be purchased is calculated by reducing the $10 million maximum repurchase amount by the actual dollars spent during the duration of the repurchase program to repurchase shares divided by the market price per share at the close of business at the end of each month. The closing share prices on the last trading day of each month, being April 30, 2010, May 28, 2010 and June 30, 2010 were $0.76, $0.64 and $0.64 respectively.

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

Date: August 13, 2010	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

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