Form 10-Q
period 2010-09-30
TUCOWS INC /PA/
filed 2010-11-12
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were 53,448,491 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,431,589	$9,632,394
Accounts receivable, net of allowance for doubtful accounts of $110,000 as of September 30, 2010 and December 31, 2009	3,332,277	2,822,045
Prepaid expenses and deposits	2,437,566	2,498,922
Derivative instrument asset, current portion (note 6)	576,581	2,107,825
Prepaid domain name registry and ancillary services fees, current portion	36,621,716	31,596,236
Income taxes recoverable	547,000	674,000
Total current assets	48,946,729	49,331,422

Derivative instrument asset, long-term portion (note 6)	5,436	112,553
Prepaid domain name registry and ancillary services fees, long-term portion	12,887,593	12,126,515
Property and equipment	1,410,195	1,986,768
Deferred financing charges	20,900	41,000
Deferred tax asset, long-term portion (note 7)	3,870,038	3,907,476
Intangible assets (note 4)	17,333,237	18,656,353
Goodwill	17,990,807	17,990,807
Total assets	$102,464,935	$104,152,894

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,156,803	$1,547,863
Accrued liabilities	1,625,663	1,889,980
Customer deposits	3,702,464	3,624,317
Derivative instrument liability, current portion (note 6)	37,933	—
Loan payable, current portion (note 5)	1,784,443	3,220,125
Deferred revenue, current portion	45,475,807	40,211,766
Accreditation fees payable, current portion	545,694	530,656
Deferred tax liability, current portion (note 7)	870,038	907,476

Total current liabilities	55,198,845	51,932,183

Derivative instrument liability, long-term portion (note 6)	8,445	15,708
Deferred revenue, long-term portion	16,858,661	16,098,812
Accreditation fees payable, long-term portion	168,464	169,620
Deferred tax liability, long-term portion (note 7)	4,840,000	4,840,000

Stockholders’ equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 250,000,000 shares authorized; 57,362,236 shares issued and outstanding as of September 30, 2010 and 67,080,353 shares issued and outstanding as of December 31, 2009	12,107,580	14,030,384
Additional paid-in capital	42,623,860	47,287,351
Deficit	(29,340,920)	(30,221,164)
Total stockholders’ equity	25,390,520	31,096,571
Total liabilities and stockholders’ equity	$102,464,935	$104,152,894

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net revenues (note 9)	$21,209,468	$20,496,129	$62,501,219	$60,609,673

Cost of revenues:
Cost of revenues (*)	15,991,455	14,770,868	46,372,315	42,942,314
Depreciation of property and equipment	231,253	347,619	794,368	1,316,986
Amortization of intangible assets (note 4)	74,802	29,199	224,406	87,597
Total cost of revenues (note 9)	16,297,510	15,147,686	47,391,089	44,346,897

Gross profit	4,911,958	5,348,443	15,110,130	16,262,776

Operating expenses:
Sales and marketing (*)	1,830,999	1,568,727	5,480,228	4,261,070
Technical operations and development (*)	1,053,768	1,142,331	3,486,718	3,421,825
General and administrative (*)	633,457	1,145,951	2,049,813	4,608,173
Depreciation of property and equipment	40,239	47,249	127,559	221,937
Loss on disposition of property and equipment	—	40,369	—	40,369
Amortization of intangible assets (note 4)	360,540	360,540	1,081,620	1,081,620
(Gain) loss on change in fair value of forward exchange contracts	(141,981)	(1,878,230)	1,669,031	(3,902,394)
Total expenses	3,777,022	2,426,937	13,894,969	9,732,600

Income from operations	1,134,936	2,921,506	1,215,161	6,530,176

Other (expenses) income :
Interest (expense) income, net	(26,917)	(52,887)	(99,812)	(178,669)
Other income	—	1,880,000	—	4,493,190
Total other (expenses) income	(26,917)	1,827,113	(99,812)	4,314,521

Income before provision for income taxes	1,108,019	4,748,619	1,115,349	10,844,697

(Recovery of) provision for income taxes (note 7)	24,863	(447,455)	235,105	241,621
Net income for the period	$1,083,156	$5,196,074	$880,244	$10,603,076

Basic earnings per common share (note 8)	$0.02	$0.08	$0.01	$0.15

Shares used in computing basic earnings per common share (note 8)	57,351,161	68,008,871	59,255,739	69,841,981

Diluted earnings per common share (note 8)	$0.02	$0.08	$0.01	$0.15

Shares used in computing diluted earnings per common share (note 8)	59,185,793	68,874,517	61,223,369	70,156,521

(*) Stock-based compensation has been included in expenses as follows:

Cost of revenues	$6,557	$3,860	$15,759	$12,227
Sales and marketing	30,358	12,807	71,589	42,764
Technical operations and development	19,058	12,395	51,903	34,116
General and administrative	99,813	70,748	174,437	142,641

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Cash provided by (used in):
Operating activities:

Net income for the period	$1,083,156	$5,196,074	$880,244	$10,603,076
Items not involving cash:
Depreciation of property and equipment	271,492	394,868	921,927	1,538,923
Loss on disposition of property and equipment	—	40,369	—	40,369
Amortization of deferred financing charges	6,000	9,100	20,100	29,200
Amortization of intangible assets	435,342	389,739	1,306,026	1,169,217
Gain on disposal of investment in Afilias	—	(1,880,000)	—	(3,890,395)
Reduction in deferred tax liability	—	(497,000)	—	(497,000)
Disposal of domain names	5,084	649	17,090	2,596
Unrealized (gain) loss in the fair value of forward exchange contracts	(141,981)	(1,878,230)	1,669,031	(3,902,394)
Stock-based compensation	155,786	99,810	313,688	231,748
Changes in non-cash operating working capital:	—
Accounts receivable	53,373	(465,454)	(510,232)	(729,520)
Prepaid expenses and deposits	489,843	419,761	61,356	(469,462)
Prepaid fees for domain name registry and ancillary services fees	(2,355,886)	33,425	(5,786,558)	(2,588,476)
Income tax recoverable	(165,000)	(835,398)	127,000	—
Accounts payable	(244,194)	(977,967)	(443,624)	(597,560)
Accrued liabilities	(231,633)	(115,362)	(264,317)	(111,719)
Customer deposits	240,907	592,612	78,147	445,079
Deferred revenue	2,287,739	(398,657)	6,023,890	2,314,334
Accreditation fees payable	(14,435)	(46,762)	13,882	(2,457)

Net cash provided by operating activities	1,875,593	81,577	4,427,650	3,585,559

Financing activities:
Proceeds received on exercise of stock options	—	—	14,809	25,422
Repurchase of common stock	—	(570,335)	(6,914,792)	(2,381,514)
Repayment of loan payable	(478,561)	(478,561)	(1,435,682)	(2,160,682)

Net cash used in financing activities	(478,561)	(1,048,896)	(8,335,665)	(4,516,774)

Investing activities:
Cost of domain names acquired	—	—	—	(5,900)
Additions to property and equipment	(33,111)	(281,282)	(292,790)	(426,292)
Proceeds on disposal of investment in Afilias	—	1,980,000	—	4,090,395
Net cash (used in) provided by investing activities	(33,111)	1,698,718	(292,790)	3,658,203

Increase (decrease) in cash and cash equivalents	1,363,921	731,399	(4,200,805)	2,726,988

Cash and cash equivalents, beginning of period	4,067,668	7,423,056	9,632,394	5,427,467
Cash and cash equivalents, end of period	$5,431,589	$8,154,455	$5,431,589	$8,154,455

Supplemental cash flow information:
Interest paid	$27,001	$52,983	$99,798	$181,012

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$146,158	$343,777	$146,158	$343,777

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2010 and the results of operations and cash flows for the interim periods ended September 30, 2010 and 2009. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the nine months ended September 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During fiscal 2010, the Company recorded out-of-period adjustments relating to rent expense and the amortization of intangible assets. These immaterial corrections of errors reduced net income after taxes by $35,000 for the three months ended September 30, 2010 and by $0.1 million for the nine months ended September 30, 2010.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

No new accounting pronouncements have been adopted during the three and nine months ended September 30, 2010.

Recent Accounting Pronouncement Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“Update 2009-13”). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of Update 2009-13 on our future consolidated financial statements.

Regulatory Update

In October 2009, the SEC issued Press Release 2009-213, “Small Public Companies to Begin Providing Audited Assessment of Internal Controls over Financial Reporting in Nine Months” (“Press Release 2009-213”). Press Release 2009-213 requires public companies with a public float below $75 million begin to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 for annual reports with fiscal years ending on or after June 15, 2010. Section 404(b) requires that companies report on the effectiveness of their internal control over financial reporting.

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

A summary of acquired intangible assets for the three months ended September 30, 2010 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, June 30, 2010	$175,324	$603,300	$2,770,820	$12,130,461	$2,093,758	$17,773,663
Sale of domain names	—	—	—	(2,596)	(2,488)	(5,084)
Amortization expense	(74,802)	(41,760)	(318,780)	—	—	(435,342)
Net book value, September 30, 2010	$100,522	$561,540	$2,452,040	$12,127,865	$2,091,270	$17,333,237

A summary of acquired intangible assets for the nine months ended September 30, 2010 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2009	$324,928	$686,820	$3,408,380	$12,132,408	$2,103,817	$18,656,353
Sale of domain names	—	—	—	(4,543)	(12,547)	(17,090)
Amortization expense	(224,406)	(125,280)	(956,340)	—	—	(1,306,026)
Net book value, September 30, 2010	$100,522	$561,540	$2,452,040	$12,127,865	$2,091,270	$17,333,237

5. LOAN PAYABLE:

The Company entered into a non-revolving, reducing credit facility (the “credit facility”) in the amount of $9.6 million with the Bank of Montreal (the “Bank”) to finance the purchase of Innerwise, Inc. in July 2007. On September 10, 2010, the Company amended the credit facility (as amended, the “Amended Credit Facility”), the terms of which are more fully described in the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2010.

The Company’s Amended Credit Facility continues to provide for repayment of the $ 1,784,443 outstanding balance under the existing non-revolving, reducing demand loan with the Bank (the “Existing Demand Loan”). In addition, the Bank has made available an additional $2,000,000 non-revolving, reducing demand loan to the Company (the “Additional Demand Loan”) to finance the repurchase of shares of the Company’s common stock., and the Amended Credit Facility continues to provide for the existing $3,500,000 Treasury Risk Management Facility (the “TR Loan”, and together with the Existing Demand Loan, the “Existing Loans”). The Existing Loans are governed by the terms of the Loan Agreement, dated as of July 25, 2007 (as amended from time to time, the “2007 Loan Agreement”) by and among the Company, Tucows.com Co., a wholly owned subsidiary of Tucows Inc. (“Borrower”), and certain subsidiaries of the Company named therein (the “Guarantors”), and the Financing Commitment, dated as of July 19, 2007, by and between Borrower and Bank (the “Term Sheet” and together with the 2007 Loan Agreement, the “2007 Loan Documents”). The terms of the 2007 Loan Documents have been described more fully in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007, and such description is incorporated herein by reference.

The Amended Credit Facility also provides for a new $1,000,000 operating demand loan (the “Operating Demand Loan Facility”) to fund operational requirements pursuant to the terms of the Operating Loan Agreement with the Bank, which such terms are described in the Offer Letter, dated as of August 30, 2010, by and between the Company and the Bank (the “Offer Letter” and together with the Operating Loan Agreement, the “2010 Loan Documents”).

Under the Amended Credit Facility, the $1,738,443 outstanding balance on the Existing Demand Loan is to be repaid in equal monthly installments of $159,520 plus interest. Any advances under the Additional Demand Loan are to be paid in equal monthly installments over 60 months. For both the Existing Demand Loan and the Additional Demand Loan the Company can elect to pay interest either at the Bank of Montreal (“BMO”) U.S. Base Rate plus 1.30% (amended from plus 1.50%) or at LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. The Additional Demand Loan is subject to an undrawn aggregate standby fee of 0.20% following the first draw which is payable quarterly in arrears.  The Borrower will continue to make annual cash sweep payments to the Bank based on the Company’s annual audited financial statements. The cash sweep payments will be applied to outstanding amounts under the Existing Demand Loan and Additional Demand Loan.

Under the 2010 Loan Documents, the Borrower has agreed to pay to the order of the Bank any outstanding principal amounts under the Operating Demand Loan Facility plus interest, at a rate of BMO U.S. Base Rate plus 1.30% Interest is payable monthly in arrears with any borrowing under the facility fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Borrower has also agreed to pay to the Bank a monthly monitoring fee of $500. The Operating Demand Loan Facility is payable on demand at any time, at the sole discretion of the Bank, with or without cause.

All obligations under the Amended Credit Facility are guaranteed by the Company pursuant to a Guaranty, dated July 25, 2007 (the “Guaranty”), executed by the Company in favor of the Bank, and are secured by a security interest in substantially all of the Company’s assets granted under the Security Agreement (the “Security Agreement”), dated July 25, 2007, executed by the Company in favor of the Bank. Each other Guarantor has similarly guaranteed and secured the Borrowers’ obligations and have entered into similar Guaranty and Security Agreements in favor of the Bank.

The Bank, at its sole option, with or without cause, may accelerate payment of any obligations under the 2010 Loan Documents and may terminate the Operating Demand Loan Facility at any time. The Bank may refuse to honor any check or permit any transfer or withdrawal upon (i) any default by the Borrower under any agreement between the Borrower and the Bank; (ii) the death of any Guarantor or termination of any guaranty of amounts owed under the Amended Credit Facility; (iii) the Operating Demand Loan Facility exceeding the $1,000,000 limit; or (iv) any demand made for payment of the Operating Demand Loan Facility.

Pursuant to the 2010 Loan Documents, the Borrower has agreed to comply with certain customary non-financial covenants regarding maintenance of insurance; payment of taxes; disposition of major assets; compliance with statutes and with environmental standards; reporting requirements; timely provision of notices of default; absence of material judgments; access to books and records; prohibition on assumption of additional debt or guarantee obligations by the Borrower, subject to certain exceptions for capital expenditures; and prohibition on the payment of dividends.

The 2010 Loan Documents, the Existing Demand Loan and the Additional Demand Loan require that Borrower comply with the following financial covenants: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Borrower’s Maximum Annual Capital Expenditures cannot exceed $3,600,000 per year, which such limit will be reviewed on an annual basis. As of September 30, 2010, the Company has continued to comply with all covenants under the Amended Credit Facility, and the interest rate at September 30, 2010 was 3.59%.

Under the 2010 Loan Documents the Borrower is prohibited from, among other things: (i) amalgamating, merging or reorganizing with any corporation; (ii) entering into a transaction that effects a change in control of the Borrower and /or a loan guarantor, subject to certain stated exceptions; (iii) selling, assigning or otherwise disposing of any fixed asset, machinery, equipment or immovable property subject to the Bank’s security interest; (iv) creating, assuming or permitting to exist any security interest or other encumbrances on any of its assets ranking prior to or pari passu with or after the assets secured under the Security Agreement, except for permitted encumbrances; and (v) incurring any new debt other than the Loan.

The foregoing summary of the Amended Credit Facility, 2010 Loan Agreement, Offer Letter, 2007 Loan Agreement, Guaranty and Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Operating Loan Agreement, Offer Letter, 2007 Loan Agreement, Guaranty and Security Agreement, which are included as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

To estimate the fair value of the Company’s loans payable under the Amended Credit Facility, the Company uses interest rates that are currently available to the Company for issuance of loans on similar terms and remaining maturities. The estimated fair value of the Company’s loan payable at September 30, 2010 was $1,766,283, compared to a carrying amount of $1,784,443 at September 30, 2010.

6. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at September 30, 2010 was a net unrealized gain of $0.5 million as compared to a net unrealized gain of $2.2 million at December 31, 2009. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At September 30, 2010, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

October - December 2010	5,400,000	0.9236	280,870
2010	5,400,000	0.9236	280,870

January - March 2011	5,400,000	0.9307	225,103
April - June 2011	3,900,000	0.9635	14,779
June - September 2011	3,900,000,	0.9604	17,896
October - December 2011	1,950,000	0.9644	(3,009)
2011	15,150,000	0.9508	254,769

Total	$20,550,000	0.9435	$535,639

During the nine months ended September 30, 2010, the Company entered into a series of foreign exchange forward contracts to hedge a portion of our 2011 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$10.0 million, whereby amounts of US$250,000, US$400,000 or US$650,000 are converted into Canadian dollars on a semi-monthly basis from January 2011 to November 2011 at an average foreign exchange rate of US$1.00:Cdn$1.0437.

The Company does not apply hedge accounting and, therefore, for the three months ended September 30, 2010, the Company recorded a gain of $0.1 million in the fair value of forward contracts in its consolidated statements of operations. For the nine months ended September 30, 2010, the Company recorded a loss of $1.7 million in the fair value of forward contracts in its consolidated statements of operations. For the three and nine months ended September 30, 2009, the Company recorded a gain on forward contracts of $1.9 million and $3.9 million respectively.

7. INCOME TAXES

For the nine months ended September 30, 2010, the Company recorded a provision for income taxes of $0.2 million on income before income taxes of $1.1 million, using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Included in the provision for income taxes is a recovery of $0.1 million in respect of refundable Ontario research tax credits. Comparatively, for the nine months ended September 30, 2009, the Company recorded a current tax expense of $0.2 million on income before income taxes of 10.8 million, using an estimated effective tax rate for its 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to the Company.

As of December 31, 2009, the Company recorded a valuation allowance of $4.3 million and a net deferred tax asset of $3.0 million. As of September 30, 2010 the Company has recorded a non-current deferred tax asset of $3.9 million and current deferred tax liabilities of $0.9 million. As of September 30, 2010 and December 31, 2009, the Company has also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

The Company analyzes the carrying value of its deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the nine months ended September 30, 2010, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2010 and $0.1 million of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes. The unrecognized tax benefit has decreased by $17,000 as of September 30, 2010 when compared to the gross unrecognized tax benefits as of December 31, 2009 as we have now settled the claim for the Pennsylvania franchise taxes for the years December 31, 1996 to December 31, 2000. The Company does not expect the unrecognized tax benefit for its 2010 research and development claim to be significant. The Company recognizes accrued interest and penalties related to taxes in tax expense. The Company did not have significant interest and penalties accrued as of September 30, 2010 and December 31, 2009, respectively. The Company believes it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

8. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Numerator for basic and diluted earnings per common share:
Net income for the period	$1,083,156	$5,196,074	$880,244	$10,603,076
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	57,351,161	68,008,871	59,255,739	69,841,981
Effect of outstanding stock options	1,834,632	865,646	1,967,630	314,540
Diluted weighted average number of shares outstanding	59,185,793	68,874,517	61,223,369	70,156,521
Basic earnings per common share	$0.02	$0.08	$0.01	$0.15
Diluted earnings per common share	$0.02	$0.08	$0.01	$0.15

For the three months ended September 30, 2010, outstanding options to purchase 3,755,000 shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. During the three months ended September 30, 2009, outstanding options to purchase 3,468,420 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares

For the nine months ended September 30, 2010, outstanding options to purchase 3,023,500 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. During the nine months ended September 30, 2009, outstanding options to purchase 4,015,587 common shares, were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

On January 13, 2010, 6,341,470 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer.

During the nine months ended September 30, 2010, 3,409,300 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2010. No shares were repurchased under this program during the three months ended September 30, 2010.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2010 include reductions in the number of shares outstanding due to these purchases (see note 11).

9. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$16,517,427	$15,097,640	$47,669,347	$44,037,596
Email Services	577,606	842,262	1,796,452	2,838,052
Other Services	1,086,102	1,109,341	3,264,758	3,295,789
Total OpenSRS Services	18,181,135	17,049,243	52,730,557	50,171,437

YummyNames	1,249,128	1,781,725	4,592,297	5,102,315
Hover	1,147,576	1,203,742	3,388,036	3,763,155
Butterscotch	631,629	461,419	1,790,329	1,572,766
	$21,209,468	$20,496,129	$62,501,219	$60,609,673

No customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2010 or the three and nine months ended September 30, 2009. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of September 30, 2010, two customers accounted for 29% of accounts receivable, all of which has been paid subsequent to September 30, 2010. As of September 30, 2009, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$13,817,541	$12,325,620	$39,523,115	$35,624,222
Email Services	97,001	103,071	321,459	436,216
Other Services	416,938	411,949	1,204,403	1,212,087
Total OpenSRS Services	14,331,480	12,840,640	41,048,977	37,272,525

YummyNames	179,894	218,371	636,389	654,456
Hover	380,262	493,181	1,129,996	1,481,761
Butterscotch	11,889	25,491	56,127	33,341
Network, other costs	1,087,930	1,193,185	3,500,826	3,500,231
Network, depreciation and amortization costs	306,055	376,818	1,018,774	1,404,583
	$16,297,510	$15,147,686	$47,391,089	$44,346,897

The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2010	December 31, 2009

Canada	$994,170	$1,475,056
United States	416,025	506,533
United Kingdom	—	5,179
	$1,410,195	$1,986,768

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2010 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the nine month period ended September 30, 2010:

			Additional		Total
	Common stock		paid in		stockholders’
	Shares	Amount	capital	Deficit	equity

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$31,096,571
Exercise of stock options	33,678	27,350	(12,540)	—	14,810
Repurchase and retirement of shares — Dutch Auction	(6,341,470)	(1,268,294)	(3,222,692)	—	(4,490,986)
Repurchase and retirement of shares — Normal course issuer bid	(3,409,300)	(681,860)	(1,741,947)	—	(2,423,807)
Stock-based compensation	—	—	157,902	—	157,902
Cancellation of restricted stock	(650)	—	—	—	—
Net loss for the period	—	—	—	(202,912)	(202,912)
Balances, June 30, 2010	57,362,611	12,107,580	42,468,074	(30,424,076)	24,151,578

Stock-based compensation	—	—	155,786	—	155,786
Cancellation of restricted stock	(450)	—	—	—	—
Net income for the period	—	—	—	1,083,156	1,083,156
Balances, September 30, 2010	57,362,161	$12,107,580	$42,623,860	$(29,340,920)	$25,390,520

The following unaudited table summarizes stockholders’ equity transactions for the nine month period ended September 30, 2009.

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Exercise of stock options	68,707	46,858	(21,436)	—	25,422
Repurchase and retirement of shares	(4,185,769)	(837,138)	(974,041)	—	(1,811,179)
Stock-based compensation	—	—	131,938	—	131,938
Issuance of restricted stock	12,600	—	—	—	—
Cancellation of restricted stock	(100)	—	—	—	—
Net income for the period	—	—	—	5,407,002	5,407,002
Balances, June 30, 2009	68,969,220	14,408,078	47,851,137	(37,055,368)	25,203,847

Stock-based compensation	—	—	99,810	—	99,810
Cancellation of restricted stock	(300)	—	—	—	—
Repurchase and retirement of shares	(1,103,824)	(220,765)	(349,570)	—	(570,335)
Net income for the period	—	—	—	5,196,074	5,196,074
Balances, September 30, 2009	67,865,096	$14,187,313	$47,601,377	$(31,859,294)	$29,929,396

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

On February 16, 2010, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. Under this repurchase program, the Company did not repurchase any shares during the three months ended September 30, 2010, and repurchased 3,409,300 shares during the nine months ended September 30, 2010. This repurchase program was terminated on September 9, 2010 when Tucows announced its intention to commence a Dutch Auction Tender Offer.

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

The Company’s Amended and Restated 2006 Equity Compensation Plan (the “2006 Plan”), serves as a successor to the 1996 Plan. The 2006 Plan was established for the benefit of the employees, officers, directors and certain consultants of the Company. The Plan was amended and restated at the Annual General Meeting of the Stockholders on September 7, 2010 to extend the term thereof to September 6, 2020 and to increase the number of shares of common stock authorized for issuance thereunder from 5,000,000 to 6,900,000. The 6,900,000 common shares that have been set aside for issuance under the 2006 Plan are to provide eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in Tucows. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years.

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

During the three months ended September 30, 2010, stock options to purchase 220,000 common shares were granted, compared to 200,000 common shares granted during the three months ended September 30, 2009.

During the nine months ended September 30, 2010, stock options to purchase 1,794,000 common shares were granted, compared to 245,000 common shares granted during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the only stock option grants made were formula grants to Independent Directors.

The stock options granted during the three and nine months ended September 30, 2010 expire on various dates through 2017.

Details of stock option transactions for the three months ended September 30, 2010 and September 30, 2009 are as follows:

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	8,224,083	$0.56	7,029,258	$0.56
Granted	220,000	0.62	200,000	0.56
Exercised	—	—	—	—
Forfeited	(61,042)	0.65	(35,656)	0.72
Expired	—	—	—	—
Outstanding, end of period	8,383,041	$0.56	7,193,602	$0.56
Options exercisable, end of period	6,267,541	$0.51	6,060,574	$0.53

Details of stock option transactions for the nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	7,203,977	$0.56	7,282,777	$0.56
Granted	1,794,000	0.69	225,000	0.54
Exercised	(33,678)	0.44	(68,707)	0.37
Forfeited	(99,167)	0.66	(203,968)	0.58
Expired	(482,091)	1.02	(41,500)	0.80
Outstanding, end of period	8,383,041	$0.56	7,193,602	$0.56
Options exercisable, end of period	6,267,541	$0.51	6,060,574	$0.53

As of September 30, 2010, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,691,087	$0.38	2.8	$1,063,006	3,691,087	$0.38	$1,063,006
$0.56-$0.70	3,531,704	$0.64	5.2	149,338	1,646,204	$0.60	123,823
$0.80-$0.99	1,160,250	$0.86	3.3	—	930,250	$0.86	—
	8,383,041	$0.56	3.9	$1,212,344	6,267,541	$0.51	$1,186,829

Total unrecognized compensation cost relating to unvested stock options at September 30, 2010, prior to the consideration of expected forfeitures, was approximately $647,000 and is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation of $155,570 and $99,589 for the three months ended September 30, 2010 and 2009, respectively, and stock-based compensation of $313,055 and $231,297 for the nine months ended September 30, 2010 and 2009, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)                               Restricted stock awards

During the three and nine months ended September 30, 2010, no restricted stock awards were granted to any employees of the Company.

Restricted stock awards generally vest annually over a four year period. Holders of restricted stock may not sell, assign, transfer, pledge or otherwise dispose of an unvested stock. Unvested shares of restricted stock are held in escrow by the Company until the holder’s interest in such shares vests.

Holders of restricted stock have full stockholder rights with respect to any shares of Company stock issued to the participant under a stock award, whether or not the holder’s interest in those shares is vested. Accordingly, the holder has the right to vote such shares and to receive any regular cash dividends paid on such shares.

Total unrecognized compensation cost relating to unvested restricted stock awards at September 30, 2010, prior to the consideration of expected forfeitures, was approximately $2,000 and is expected to be recognized over a weighted average period of 2.5 years.

The Company recorded stock-based compensation associated with restricted stock awards of $216 and $221 for the three months ended September 30, 2010 and 2009, respectively.

The Company recorded stock-based compensation associated with restricted stock awards of $633 and $451 for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	September 30, 2010
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$582,017	$—	$582,017
Total Assets	$—	$582,017	$—	$582,017

Derivative instrument liability	$—	$(46,378)	$—	$(46,378)
Total Liabilities	$—	$(46,378)	$—	$(46,378)

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

14. SUBSEQUENT EVENTS

On October 13, 2010, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on September 9, 2010. Under the terms of the offer, the Company repurchased an aggregate of 3,913,670 shares of its common stock at a purchase price of $0.70 per share, for a total of $2,739,569, excluding transaction costs of $50,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of October 13, 2010, the Company had 53,448,566 shares issued and outstanding.

On October 19, 2010, the Company entered into a Lease Extending and Amending Agreement on its Toronto, Canada office space as more fully described in the Form 8-K dated October 21 2010. The Lease Extending and Amending Agreement extends the term of the Lease for a period of nine years commencing on January 1, 2012 and expiring on December 31, 2020; and sets the Basic Rent (as defined in the Lease) for the period from January 1, 2011 to December 31, 2015 at $17.50 per square foot, and sets the Basic Rent for the period from January 1, 2016 to December 31, 2020 at $19.50 per square foot.

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

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they acquire, deliver or use Internet services such as domain name registration, email and other Internet services.

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

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 3,600 videos and over 300,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

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

As of September 30, 2010, we offer registration services for the generic top-level domain (“gTLDs”) .com, .net, .org, .info, .name, .biz, .tel, ..mobi and .asia and for the country code top-level domains (:ccTLDs”) .at, .au, ..be, .bz, .ca, .co, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li, .me, ..mx .nl, .tv, .uk, .ws, and .us.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended September 30, 2010 or during the three months ended September 30, 2009.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$16,517,427	$15,097,640	$47,669,347	$44,037,596
Email Services	577,606	842,262	1,796,452	2,838,052
Other Services	1,086,102	1,109,341	3,264,758	3,295,789
Total OpenSRS Services	18,181,135	17,049,243	52,730,557	50,171,437

YummyNames	1,249,128	1,781,725	4,592,297	5,102,315
Hover	1,147,576	1,203,742	3,388,036	3,763,155
Butterscotch	631,629	461,419	1,790,329	1,572,766
	$21,209,468	$20,496,129	$62,501,219	$60,609,673
Increase over comparative period	$713,339		$1,891,546
Increase - percentage	3%		3%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	78%	74%	77%	73%
Email Services	3%	4%	3%	5%
Other Services	5%	5%	5%	5%
Total OpenSRS Services	86%	83%	85%	83%

YummyNames	6%	9%	7%	8%
Hover	5%	6%	5%	6%
Butterscotch	3%	2%	3%	3%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at September 30, 2010 increased to $62.3 million from $56.5 million at September 30, 2009.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2010 and, at September 30, 2010, two customers accounted for 29% of accounts receivable all of which has been paid subsequent to September 30, 2010. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

Net revenues from OpenSRS services for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, increased by $1.1 million to $18.2 million. This increase resulted from an increase in domain services revenue of $1.4 million to $16.5 million, primarily resulting from increased activity from our reseller base. In addition, OpenSRS services increased as we experienced an increase in registration fees paid to registries that were implemented in July 2010.

This increase in domain services revenue was partially offset by a decrease in email services revenue of $0.3 million, primarily resulting from the loss of certain media portal email customers during 2009. Our marketing efforts to date have generated revenues that only partially offset these customer losses, which continue to adversely impact our results of operations for email services.

During the three months ended September 30, 2010, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million transactions to 1.8 million transactions as compared to the three months ended September 30, 2009. In addition, domain services revenue increased as we experienced an increase in registration fees paid to registries that were implemented in July 2010.

Net revenues from OpenSRS services for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, increased by $2.6 million to $52.7 million, primarily the result of domain services net revenues increasing by $3.6 million to $47.7 million being partially offset by email services decreasing by $1.0 million for the reasons noted above.

During the nine months ended September 30, 2010, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.6 million transactions to 5.6 million transactions as compared to the nine months ended September 30, 2009. In addition, domain services revenue increased as we experienced an increase in registration fees paid to registries that were implemented in July 2010.

While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase, the volatility in the market could affect the growth of domain names that we manage. As of September 30, 2010, the total domain names under our management increased by 0.7 million to 8.7 million, when compared to September 30, 2009. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of September 30, 2010, we managed 1.7 million domain names on behalf of other accredited registrars, an increase of 0.5 million compared to the 1.2 million managed for accredited registrars as of September 30, 2009.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 decreased by $0.5 million, or 30%, to $1.2 million.

During the three months ended September 30, 2010, we earned $1.0 million by making domain names in our portfolio available for sale or lease compared to $1.3 million during the three months ended September 30, 2009. In addition we earned $0.3 million from our pay-per-click advertising or parked pages program during the three months ended September 30, 2010 compared to $0.5 million for the three months ended September 30, 2009.

The decrease in portfolio sales primarily reflects the timing of larger portfolio sales of domain names and the decrease in the delivery of third-party advertisements on parked pages primarily resulted from the impact our sales of non-strategic names has on our inventory of names available for parking purposes.

Net revenues from our YummyNames domain portfolio service for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 decreased by $0.5 million, or 10%, to $4.6 million, primarily as a result of a $0.7 million reduction in our pay-per-click advertising or parked pages revenue to $1.0 million. This decrease was partially offset by an increase of $0.2 million as a result of improved revenues from the sale of domain names from our portfolio.

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

Hover

Net revenues from Hover for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 decreased by $0.1 million, or 5%, to $1.1 million.

Net revenues from Hover for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 decreased by $0.4 million, or 10%, to $3.4 million, primarily as a result of the significant development efforts that Hover undertook during Fiscal 2009. These development efforts resulted in a decrease in the deferred revenue balance during Fiscal 2009 as cash receipts added to deferred revenue during Fiscal 2009 were lower than the revenue being recognized from prior periods. Consequently, although cash receipts for the three and nine months ended September 30, 2010 increased as compared to the three and nine months ended September 30, 2009, net revenue decreased.

Butterscotch

Net revenues from Butterscotch for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 each increased by $0.2 million respectively to $0.6 million and $1.8 million, respectively.

These increases are primarily the result of increases in video advertising and corporate video revenue as advertisers continue to migrate their advertising spend towards more content rich websites such as Butterscotch.com. This increases has been partially offset by the decline in our Author Resource Center revenues as advertisers continue to show a preference for more content rich traffic, as well as the significant decrease we have experienced in Ad Sense revenue, the result of Google’s elimination of their enterprise level AdSense program.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OpenSRS :
Domain Services	$13,817,541	$12,325,620	$39,523,115	$35,624,222
Email Services	97,001	103,071	321,459	436,216
Other Services	416,938	411,949	1,204,403	1,212,087
Total OpenSRS Services	14,331,480	12,840,640	41,048,977	37,272,525

YummyNames	179,894	218,371	636,389	654,456
Hover	380,262	493,181	1,129,996	1,481,761
Butterscotch	11,889	25,491	56,127	33,341
Network, other costs	1,087,930	1,193,185	3,500,826	3,500,231
Network, depreciation and amortization costs	306,055	376,818	1,018,774	1,404,583
	$16,297,510	$15,147,686	$47,391,089	$44,346,897
Increase over comparative period	$1,149,824		$3,044,192
Increase - percentage	8%		7%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

OpenSRS :
Domain Services	66%	60%	63%	60%
Email Services	0%	1%	1%	1%
Other Services	2%	2%	2%	2%
Total OpenSRS Services	68%	63%	66%	63%

YummyNames	1%	1%	1%	1%
Hover	2%	2%	2%	2%
Butterscotch	0%	0%	0%	0%
Network, other costs	5%	6%	5%	6%

Network, depreciation and amortization costs	1%	2%	2%	1%
	77%	74%	76%	73%

Prepaid domain registration and other Internet services fees as of September 30, 2010 increased by $5.9 million, or 13%, to $49.5 million from $43.6 million at September 30, 2009.

OpenSRS

Costs for OpenSRS for the three months ended September 30, 2010 increased by $1.5 million, or 12%, to $14.3 million, when compared to the three months ended September 30, 2009.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in July 2010 experienced during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Costs for OpenSRS for the nine months ended September 30, 2010 increased by $3.8 million, or 10%, to $41.0 million, when compared to the nine months ended September 30, 2009.

This increase was primarily a result of increased domain registration volume and increases in registration fees paid to the registries that were implemented in July 2010 experienced during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. This increase was partially offset by certain one-time email service costs we incurred during the nine months ended September 30, 2009.

YummyNames

Costs for YummyNames for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 remained relatively flat at $0.2 million and $0.6 million, respectively.

Hover

Costs for Hover for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 decreased by $0.1 million, to $0.4 million.

Costs for Hover for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 decreased by $0.4 million, to $1.1 million.

These decreases resulted primarily from the introduction of new email service products, such as our family plan, which have resulted in a change in our sales mix such that email services, which have a relatively lower cost of sales, account for an increasing proportion of our Hover services as compared to our domain name services.

Network costs

Network costs before depreciation and amortization for the three months ended September 30, 2010 remained relatively flat at $1.1 million as compared to the three months ended September 30, 2009, despite the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 5% as compared to the three months ended September 30, 2009, and reflects our improved efficiency in operating and managing our co-location facilities.

Network costs before depreciation and amortization for the nine months ended September 30, 2010 remained relatively flat at $3.5 million as compared to the nine months ended September 30, 2009, despite the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 11% as compared to the nine months ended September 30, 2009, and reflects our improved efficiency in operating and managing our co-location facilities.

A significant portion of our operating and network expenses are incurred in Canadian dollars. As a result, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted all of our operating costs, during the three and nine months ended September 30, 2010 when compared to the three and nine months ended September 30, 2009. Exchange rates are, however, subject to significant and rapid fluctuations, and we therefore cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network depreciation and amortization costs for the three months ended September 30, 2010 decreased by $0.1 million to $0.3 million, primarily as a result of certain of our older computer hardware now being fully depreciated.

Network depreciation and amortization costs for the nine months ended September 30, 2010 decreased by $0.4 million to $1.1 million, primarily as a result of certain of our older computer hardware now being fully depreciated.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales and marketing	$1,830,999	$1,568,727	$5,480,228	$4,261,070
Increase over comparative period	$262,272		$1,219,158
Increase - percentage	17%		29%
Percentage of net revenues	9%	8%	9%	7%

Sales and marketing expenses for the three months ended September 30, 2010 increased by $0.3 million, or 17%, to $1.6 million when compared to the three months ended September 30, 2009. This increase was primarily due to higher workforce costs that resulted from additional people employed in both our marketing and customer service areas as well as the negative impact of the approximately 5% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the three months ended September 30, 2009.

Sales and marketing expenses for the nine months ended September 30, 2010 increased by $1.2 million, or 29%, to $5.5 million when compared to the nine months ended September 30, 2009. This increase was primarily due to higher workforce costs that resulted from an increase in the number of people employed in both our marketing and customer service departments, undertaking additional marketing campaigns, participating in additional trade shows and the negative impact of the approximate 11% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the nine months ended September 30, 2009.

Included in sales and marketing expenses for the nine months ended September 30, 2010 is a non-recurring cost of approximately $0.1 million related to severance costs.

Excluding movements in exchange rates, we expect sales and marketing expenses to increase slightly during Fiscal 2010, in absolute dollars, as we adjust our marketing programs and sales and customer support strategies to meet future opportunities in the marketplace.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. Costs incurred during the application development stage are capitalized and primarily include personnel costs for employees directly related to the development project. As no material expenditures for qualified application development stage initiatives were incurred during the three or nine months ended September 31, 2010 or September 30, 2009, no amounts have been capitalized. All other costs are expensed as incurred.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Technical operations and development	$1,053,768	$1,142,331	$3,486,718	$3,421,825
(Decrease) increase over comparative period	$(88,563)		$64,893
(Decrease) increase - percentage	(8)%		2%
Percentage of net revenues	5%	6%	6%	6%

Technical operations and development expenses for the three months ended September 30, 2010 remained relatively flat at $1.1 million when compared to the three months ended September 30, 2009, primarily due to the productivity improvements that have resulted from our adoption of an agile development model, which deploys our development, quality assurance, product management and operations employees into smaller teams, offsetting the approximate 5% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to the three months ended September 30, 2009.

Technical operations and development expenses for the nine months ended September 30, 2010 increased by $0.1 million, or 2%, to $3.5 million when compared to the nine months ended September 30, 2009, primarily due to the increase in workforce-related costs, including contract and outside service cost increases and the approximate 11% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to the nine months ended September 30, 2009.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
General and administrative	$633,457	$1,145,951	$2,049,813	$4,608,173
Decrease over comparative period	$(512,494)		$(2,558,360)
Decrease - percentage	(45)%		(56)%
Percentage of net revenues	3%	6%	3%	8%

General and administrative expenses for the three months ended September 30, 2010 decreased by $0.5 million, or 45%, to $0.6 million as compared to the three months ended September 30, 2009. This was primarily as a result of our recording a foreign exchange gain of $0.6 million during the three months ended September 30, 2010 as compared to a foreign exchange gain of $48,000 during the three months ended September 30, 2009. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 5% from the three months ended September 30, 2009. This decrease was offset mainly by an increase in professional fees of $0.1 million during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

General and administrative expenses for the nine months ended September 30, 2010 decreased by $2.6 million, or 56%, to $2.0 million as compared to the nine months ended September 30, 2009. This was primarily as a result of our recording a foreign exchange gain of $1.9 million during the nine months ended September 30, 2010 as compared to a foreign exchange loss of $1.0 million during the nine months ended September 30, 2009. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 11% from the nine months ended September 30, 2009. This decrease was offset mainly by an increase in workforce related costs, facility costs and professional services of $0.4million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Depreciation of property and equipment	$40,239	$47,249	$127,559	$221,937
Decrease over comparative period	$(7,010)		$(94,378)
Decrease - percentage	(15)%		(43)%

Depreciation costs for the three months ended September 30, 2010 decreased by $7,000, or 15%, to $40,000, primarily as a result of certain of our older assets being fully depreciated.

Depreciation costs for the nine months ended September30, 2010 decreased by $94,000, or 43%, to $128,000, primarily as a result of certain of our older assets being fully depreciated.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Loss on disposition of property and equipment	$—	$40,369	$—	$40,369

As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during the three months ended September 30, 2009, which resulted in a loss of $40,000 on the disposition of such equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amortization of intangible assets	$360,540	$360,540	$1,081,620	$1,081,620

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, the acquisition of the hosted messaging assets of Critical Path Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of IYD in July 2007.

Brand and customer relationships acquired in connection with the acquisition of Boardtown Corporation and IYD are amortized on a straight-line basis over seven years.

Customer relationships acquired in connection with the acquisition of Mailbank.com Inc. and the hosted messaging assets of Critical Path Inc. are each amortized on a straight-line basis over five years.

LOSS (GAIN) ON CHANGE IN FAIR VALUE OF FORWARD EXCHANGE CONTRACTS

Although our functional currency is the U.S. dollar, a major portion of our fixed expenses are incurred in Canadian dollars. Our goal with regard to foreign currency exposure is, to the extent possible, to achieve operational cost certainty, manage financial exposure to certain foreign exchange fluctuations and to neutralize some of the impact of foreign currency exchange movements. Accordingly, we enter into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

As we are not required to comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(Gain) loss on change in fair value of forward contracts	$(141,981)	$(1,878,230)	$1,669,031	$(3,902,394)
Decrease over comparative period	$1,736,249		$5,571,425
Decrease - percentage	(92)%		(143)%
Percentage of net revenues	(1)%	-9%	3%	-6%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through November 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended September 30, 2010 was a net gain of $0.1 million, as compared to a net gain of $1.9 million for the three months ended September 30, 2009. This net gain in fair value of forward contracts resulted from the impact of the change in foreign exchange rates over time and the settlement of forward exchange contracts as they matured.

The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the nine months ended September 30, 2010 was a net loss of $1.7 million, as compared to a net gain of $3.9 million for the nine months ended September 30, 2009. This net loss in fair value of forward contracts resulted from the impact of the change in foreign exchange rates over time and the settlement of forward exchange contracts as they matured.

At September 30, 2010, we reflect a net derivative instrument asset of $0.5 million on our balance sheet as a result of our foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar pair. As all of the remaining contracts pertaining to the 2010 fiscal year will have matured during the course of the 2010 fiscal year, a derivative instrument asset pertaining to 2010 fiscal year contracts of $0.3 million will reverse during the three months ending December 31, 2010 and will result in our recognizing an additional non-cash loss of this amount. This loss may, however, be impacted by any additional contracts, with maturity dates after September 30, 2010, that we may enter into and fluctuations in the value of our existing contracts that mature.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Other income (expenses), net	$(26,917)	$1,827,113	$(99,812)	$4,314,521
Increase over comparative period	$(1,854,030)		$(4,414,333)
Increase - percentage	(101)%		(102)%
Percentage of net revenues	—%	9%	—%	7%

Other expenses for the three and nine months ended September 30, 2010 primarily relate to interest payable pursuant to the terms of our Amended Credit Facility. As we have continued to reduce the amount outstanding under our Amended Credit Facility through monthly principal payments, the interest payable has decreased when compared to the three and nine months ended September 30, 2009.

Other income for the three and nine months ended September 30, 2009 also included the receipt in April 2009 of $2.1 million from Afilias Inc. (“Afilias”) to complete the second closing under the terms of a stock redemption agreement signed in November 2008, and an amount of $2.0 million in September 2009 to complete the third and final closing in September 2009.

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

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Provision for income taxes	$24,863	$(447,455)	$235,105	$241,621

For the nine months ended September 30, 2010, we recorded a provision for income taxes of $0.2 million on income before income taxes of $1.1 million, using an estimated effective tax rate for our 2010 fiscal year adjusted for certain foreign exchange losses that we do not anticipate obtaining a current tax benefit for. Included in the provision for income taxes is a recovery of $0.1 million in respect of refundable Ontario research tax credits. Comparatively, for the nine months ended September 30, 2009, we recorded a current tax expense of $0.2 million on income before income taxes of 10.8 million, using an estimated effective tax rate for our 2009 fiscal year that accounts for the utilization of remaining net operating loss carry forwards and alternative minimum tax credits available to us.

As of December 31, 2009, we recorded a valuation allowance of $4.3 million and a net deferred tax asset of $3.0 million. As of September 30, 2010 we had recorded a non-current deferred tax asset of $3.9 million and current deferred tax liabilities of $0.9 million. As of September 30, 2010 and December 31, 2009, we had also recorded a non current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

We analyze the carrying value of our deferred tax asset on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the nine months ended September 30, 2010, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of, or decrease in, the valuation allowance.

We follow the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We have approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2010 and $0.1 million of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes. The unrecognized tax benefit has decreased by $17,000 when compared to the gross unrecognized tax benefits as of December 31, 2009 as we have now settled the claim for the Pennsylvania franchise taxes for the years December 31, 1996 to December 31, 2000. We do not expect the unrecognized tax benefit for our 2010 research and development claim to be significant. We recognize accrued interest and penalties related to taxes in tax expense. We did not have significant interest and penalties accrued as of September 30, 2010 and December 31, 2009, respectively. We believe it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, our principal sources of liquidity were cash flows generated from operations and cash and cash equivalents of $5.4 million, as compared to $9.6 million at December 31, 2009.

Net cash provided by operating activities for the nine months ended September 30, 2010 increased by $0.8 million to $4.4 million, as compared to $3.6 million for the nine months ended September 30, 2009.

Net cash provided by operating activities, before changes in non-cash operating working capital, decreased by $0.4 million to $4.9 million for the nine months ended September 30, 2010 from $5.3 million for the nine months ended September 30, 2009. Net cash utilized by changes in non-cash operating working capital, decreased by $1.2 million to $0.5 million for the nine months ended September 30, 2010 compared to a decrease of $1.7 million for the nine months ended September 30, 2009.

This improvement in non-cash working capital was primarily the result of reductions in accounts receivable, deposits we maintain with our registry suppliers and income taxes recoverable, and an increase in accounts payable of $1.2 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30 2009. In addition, deferred revenue, net of prepaid domain name registry and other Internet services fees, increased by $0.5 million, as compared to the nine months ended September 30 2009. These improvements were partially offset by an increase in accruals and customer deposits of $0.6 million, as compared to the nine months ended September 30, 2009.

Net cash used in financing activities during the nine months ended September 30, 2010 totaled $8.3 million as compared to $4.5 million for the nine months ended September 30, 2009. Of this $8.3 million, $6.9 million was used to fund share repurchases as described in the following paragraph and $1.4 million was used for principal repayments under our Amended Credit Facility.

We used $4.5 million to repurchase 6.3 million of our shares pursuant to the terms of a Dutch auction tender offer completed during January 2010 and $2.4 million to repurchase 3.4 million of our shares under the terms of our stock repurchase program announced in February 2010. These initiatives have resulted in a 15 % reduction in our issued and outstanding shares as compared to our issued and outstanding shares at December 31, 2009. In connection with the amendment of our credit facility, the Bank has waived the cash sweep payment based on our audited results for the year ended December 31, 2009. As a result, we have continued to make equal monthly principal repayments of approximately $160,000, for an aggregate payment during the nine months ended September 30, 2010 of $1.4 million. This has reduced the balance owing under the Amended Credit Facility as of September 30, 2010 to $1.8 million.

Investing activities used net cash of $0.3 million to acquire additional property and equipment during the nine months ended September 30, 2010, as compared to the $3.7 million in cash provided by investing activities during the nine months ended September 30, 2009. This provision of cash during the nine months ended September 30, 2009 resulted from our receipt of $4.1 million in proceeds from the disposition of our investment in Afilias, which was partially offset by $0.4 million invested to acquire additional property and equipment during the nine months ended September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2010. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material, however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2010, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

October - December 2010	5,400,000	0.9236	280,870
2010	5,400,000	0.9236	280,870

January - March 2011	5,400,000	0.9307	225,103
April - June 2011	3,900,000	0.9635	14,779
June - September 2011	3,900,000,	0.9604	17,896
October - December 2011	1,950,000	0.9644	(3,009)
2011	15,150,000	0.9508	254,769

Total	$20,550,000	0.9435	$535,639

During the nine months ended September 30, 2010, the Company entered into a series of foreign exchange forward contracts to hedge a portion of our 2011 fiscal year expected Canadian dollar requirements. These contracts, collectively, have a notional value of US$10.0 million, whereby amounts of US$250,000, US$400,000 or US$650,000 are converted into Canadian dollars on a semi-monthly basis from January 2011 to November 2011 at an average foreign exchange rate of US$1.00: Cdn$1.0437.

The Company does not apply hedge accounting and, therefore, for the three and nine months ended September 30, 2010, the Company recorded a gain of $0.1 million and a loss of $1.7 million respectively, in the fair value of forward contracts in its consolidated statements of operations. For the three and nine months ended September 30, 2009, the Company recorded a gain on forward contracts of $1.9 million and $2.9 million respectively.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2010. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2010 of approximately $0.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

3.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on November 29, 2007)

3.2

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007)

10.1

Operating Loan Agreement, dated September 10, 2010, between Tucows.com Co. and the Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2010).

10.2

Offer Letter, dated August 30, 2010, between Tucows Inc. and the Bank of Montreal (incorporated herein by reference to Exhibit 10.2 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2010).

10.3

Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007) .

10.4

Guaranty, dated July 25, 2007, by Tucows Inc. in favor of the Bank of Montreal (incorporated herein by reference to Exhibit 10.2 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007).

10.5

Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of the Bank of Montreal (incorporated herein by reference to Exhibit 10.3 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007).

10.6

Lease Extending and Amending Agreement, executed as of October 19, 2010, effective as of September 17, 2010, between 707932 Ontario Limited, Tucows (Delaware) Inc. and Tucows.com Co. (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2010).

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

Date: November 12, 2010	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

3.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on November 29, 2007)

3.2

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows’ annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007)

10.1

Operating Loan Agreement, dated September 10, 2010, between Tucows.com Co. and the Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2010).

10.2

Offer Letter, dated August 30, 2010, between Tucows Inc. and the Bank of Montreal (incorporated herein by reference to Exhibit 10.2 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2010).

10.3

Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007) .

10.4

Guaranty, dated July 25, 2007, by Tucows Inc. in favor of the Bank of Montreal (incorporated herein by reference to Exhibit 10.2 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007).

10.5

Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of the Bank of Montreal (incorporated herein by reference to Exhibit 10.3 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007).

10.6

Lease Extending and Amending Agreement, executed as of October 19, 2010, effective as of September 17, 2010, between 707932 Ontario Limited, Tucows (Delaware) Inc. and Tucows.com Co. (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2010).

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.