Form 10-K
period 2010-12-31
TUCOWS INC /PA/
filed 2011-03-22
CIK 909494

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS Consolidated Financial Statements of Tucows Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32600

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

           As of June 30, 2010 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $24.9 million. Such aggregate market value was computed by reference to the closing sale price per share of $0.64 as reported on the NYSE Amex on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant's common stock.

           The number of shares outstanding of the registrant's common stock as of March 17 2011 was 53,448,441.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

           Tucows®, Butterscotch®, OpenSRS®, Hover®, YummyNames® and Platypus® are registered trademarks of Tucows, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows, Inc. or its subsidiaries may be used in this Annual Report on From 10-K (the "Annual Report"). All other service marks, trademarks and trade names referred to in the Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in the Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

TUCOWS INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2010

i

Information Concerning Forward-Looking Statements

        This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our intent to continue acquisitions of previously owned domain names, the effect of a potential gTLD expansion by the Internet Corporation for Assigned Names and Numbers ("ICANN") on the number of domains we register and related revenues; and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

        Our primary distribution channel is a global network of more than 11,000 resellers in over 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide "second tier" support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

        We believe that the underlying platforms for our services are some of the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these platforms for both resellers and end-users.

        To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, we categorize our revenue into the following services:

        OpenSRS, our wholesale service, manages over ten million domain names, under its accreditation by the Internet Corporation for Assigned Names and Numbers, or ICANN, as well as names Tucows manages for other registrars under their own accreditations; millions of mailboxes and tens of thousands of digital certificates through a network of over 11,000 web hosts, Internet service providers, or ISPs, and other resellers around the world.

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

        Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 4,000 videos and over 385,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

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

        As of December 31, 2010, we offer registration services for the generic top-level domain ("gTLDs") .com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains ("ccTLDs") .at, .au, .be, .bz, .ca, .co, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li, .me, .mx .nl, .tv, .uk, .ws, and .us.

        With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective July 2010, registry fees for the .com and .net registrations supplied by our largest registry supplier, Verisign, were increased by an additional 7%. This increase in registry fees, in accordance with our pricing policy, was passed on to our customers at cost. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services; enhanced domain name suggestion tools and access to our Premium Domain name services. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service, or billed revenue, is received at the time of activation of service. All fees received in connection with domain name registration are non-refundable, and where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

  OpenSRS Email Service

        We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable "white label" hosted email solution that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured, multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 2GB of email storage.

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

Intellectual Property

        We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized "Tucows" and "OpenSRS" brands and the respect they confer on us as a defender of end-user rights and reseller friendly approaches to doing business. We were among the first group of thirty-four registrars to be accredited by ICANN, in 1999 and we remain active in Internet governance issues.

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

        No customer represented more than 10% of our consolidated revenues in any of the last three fiscal years.

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

Employees

        As of December 31, 2010, we had approximately 150 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	48	President and Chief Executive Officer
Michael Cooperman	59	Chief Financial Officer
David Woroch	48	Executive Vice President, Sales and Support

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

        The market for Internet services generally and domain registrations in particular is intensely competitive and rapidly evolving as participants strive to protect their current market share and improve their competitive position, and we expect competition to intensify in the future. Most of our existing competitors are also expanding the variety of services that they offer. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, including Google, Microsoft, Network Solutions, VeriSign and Yahoo!. Competitors like Microsoft, Google and Yahoo!, as well as other large Internet companies, have the ability to offer these services for free or at a reduced price as part of a bundle with other service offerings. If these companies decide to devote greater resources to the development, promotion and sale of these new products and services, greater numbers of individuals and businesses may choose to use these competitors as their starting point for creating an online presence and as a general platform for running their online business operations. In particular, VeriSign may in the future decide to offer additional services that compete with our domain name registration services or other services. If VeriSign were to become a competitor of ours in our core business areas, VeriSign would likely enjoy a number of competitive advantages, including its position as the largest registry, as well as superior financial and operational resources and customer awareness within our industry.

        In addition, other large competitors, in an attempt to gain market share, may also offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or potentially cause us to lose customers altogether who decide to purchase these discounted services.

        We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of March 17, 2011, ICANN reflects approximately 970 accredited competitive registrars on their website, including our Company, to register domains in one or more of the gTLD's compared to approximately 950 at March 1, 2010. Not all of these accredited registrars are operational. There are relatively few barriers to entry in this market and the continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

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

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have a significant impact upon our operating results.

        Each registry typically imposes a fee in association with the registration of each domain. For example, effective July 1, 2010, the VeriSign registry increased the fee for each .com registration from a $6.86 fee to a $7.34 fee for each annual .com registration. ICANN charges a $0.18 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com gTLD through at least November 30, 2012 and is entitled to increase the fee it receives for each .com domain name once in either 2011 or 2012 by up to seven percent of the current fee. In terms of our pricing policy, these increases will be passed through to our resellers, while other registrars may choose to absorb them. If such cost increases act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

If we are unable to maintain our relationships with our customers our revenue may decline.

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

Disputes over registration of domain names, the activities of our reseller's customers or the content of their websites could subject us to liability and could negatively affect the public's perception of our corporate image.

        As a registrar of domain names services, we may subject to potential liability for illegal activities by our reseller's customers on their websites. We provide an automated service that enables users to register domain names. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of their websites, and we have no control over the activities in which these customers engage. While we have policies in place to terminate domain names or to take other action if presented with evidence of illegal conduct, customers could nonetheless engage in prohibited activities without our knowledge.

        Several bodies of law may be deemed to apply to us with respect to various customer activities. Because we operate in a relatively new and rapidly evolving industry, and since our industry is characterized by rapid changes in technology and in new and growing illegal activity, these bodies of laws are constantly evolving. Some of the laws that apply to us with respect to customer activity include the following:

  •
  The Communications Decency Act of 1996, or CDA, generally protects online service providers, such as Tucows, from liability for certain activities of their customers, such as posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Notwithstanding the general protections from liability under the CDA, we may nonetheless be forced to defend ourselves from claims of liability covered by the CDA, resulting in an increased cost of doing business.

  •
  The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under this statute, we generally are not liable for infringing content posted by third parties. However, if we receive a proper notice from a copyright owner alleging infringement of its protected works by web pages for which we provide hosting services, and we fail to expeditiously remove or disable access to the allegedly infringing material, fail to post and enforce a digital rights management policy or a policy to terminate accounts of repeat infringers, or otherwise fail to meet the requirements of the safe harbor under the statute, the owner may seek to impose liability on us.

        Although established statutory law and case law in these areas to date generally have shielded us from liability for customer activities, court rulings in pending or future litigation may serve to narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management's time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

        Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of "domain name hijacking," including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

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

        We believe that Internet advertising spending, as in traditional media, fluctuates significantly with economic cycles and during any calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Our advertisers can generally terminate their contracts with us at any time. Advertising spending is particularly sensitive to changes in general economic conditions and typically decreases when economic conditions are not favorable. A decrease in demand for Internet advertising could have a material adverse effect on our business, financial condition and results of operations.

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

        In recognition of the evolving nature of the internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our service offerings under four distinct brands namely "OpenSRS", "YummyNames", "Hover" and "Butterscotch". We also believe that maintaining and enhancing the "Tucows" corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

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

        We currently own a portfolio of domain names that were previously owned by another third-party. In addition, we are currently acquiring, and intend to continue to acquire, other previously owned domain names. While we have a policy against acquiring domain names that infringe on third-party intellectual property rights, including trademarks or confusingly similar business names, in some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy adopted by ICANN or actions under the ACPA. We may also face actions from third-parties under national trademark or anti-competition legislation.

        We review each claim or demand on its merits and we intend to transfer any such previously owned domain names acquired by us to parties that have demonstrated a valid prior right of claim. We cannot, however, guarantee that we will be able to resolve all such disputes without litigation. The potential violation of third party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities, including injunctions and judgments for monetary damages.

Once any infringement is detected, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating the business, and may result in us losing significant rights and our ability to operate all or a portion of our business.

        Claims of infringement of intellectual property or other rights of third parties against us could result in substantial costs. Third parties may assert claims of infringement of patents or other intellectual property rights against us concerning past, current or future technologies. Content obtained from third parties and distributed over the Internet by us may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. We may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domains. As a domain name registrar, we regularly become involved in disputes over registration of domain names. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party's trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain-Name Dispute-Resolution Policy, or UDRP, ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith intent to profit or reckless disregard of a court order by the registrars. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us, and therefore increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

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

        We recognize revenue from our customers ratably over the respective terms of their agreements with us as required by GAAP. Typically, our domain name registration agreements have terms that range from one to ten years, and our website hosting agreements have annual or month-to-month terms. Accordingly, any increases or decreases in sales during a particular period do not translate into immediate, proportional increases or decreases in revenue during that period, and a substantial portion of the revenue that we recognize during a quarter is derived from deferred revenue from customer agreements that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, since we are not permitted under GAAP to recognize all of the revenue from these sales immediately, and because we are required to reflect a significant portion of our related operating expenses in full during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations.

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

If we do not maintain a low rate of credit card chargebacks, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

        A substantial majority of our revenue originates from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

        Enacted in July 2010, The Dodd-Frank Act amended the Sarbanes-Oxley Act to smaller reporting companies, like Tucows, from the requirement to obtain an audit report on internal controls over financial reporting.

        Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot guarantee assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, which could have a material adverse effect on our operating results and on our stock price, and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

A further decline in economic conditions or prolongment of the current economic recession could have a material adverse impact on our business, financial condition and results of operations.

        The national and global economic downturn has resulted in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially and negatively impact our business, financial condition and results of operations for the foreseeable future, particularly if the economy continues to decline or the current economic recession is prolonged. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumers' level of disposable income, consumer debt and overall consumer confidence. Our services may be considered discretionary on the part of many of our current and potential customers and be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, continuing increases in fuel costs, conditions in the residential real estate and mortgage markets and access to credit.

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

        We believe that a major source of growth for Internet-based companies will come from individuals and businesses outside the United States where Internet access and use is currently less prevalent. A substantial number of our resellers are currently based outside the United States and we plan to grow our business in other countries. If Internet usage in these jurisdictions does not increase as anticipated, our revenues may not grow as anticipated.

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

ICANN Oversight of Domain Name Registration System

        Before 1999, Network Solutions managed the domain registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the U.S. Department of Commerce authorized ICANN, a private sector, not for profit corporation, to oversee key aspects of the domain registration system. ICANN has been subject to strict scrutiny by the public and by the government in the United States of America. For example, in the United States of America, Congress has held hearings to evaluate ICANN's selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its Board of Directors. We continue to face the risks that:

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

  •
  the terms of the Registrar Accreditation Agreement, under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN preventing us from operating our Registrar;

  •
  ICANN and, under their registry agreements, VeriSign and other registries may impose increased fees received for each ICANN accredited registrar and/or domain name registration managed by those registries;

  •
  ICANN or any registries may implement policy changes that would impact our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;

  •
  foreign constituents may succeed in their efforts to have domain name registration removed from a U.S. based entity and placed in the hands of an international cooperative; and

  •
  international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the domain registration system, leading to increased regulation in areas such as taxation and privacy.

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

        As of March 17, 2011, three of our principal shareholders beneficially own approximately 33% of the shares of our common stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

  •
  news relating to trends in our markets.

        The stock market in general, and the market for Internet-related companies in particular, including our company, has experienced volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our common stock to drop, regardless of our performance.

Future sales of shares of our common stock by our existing shareholders could cause our share price to fall.

        If our shareholders sell substantial amounts of common stock in the public market, the market price of the common stock could fall. The perception among investors that these sales will occur could also produce this effect.

ITEM 2.    PROPERTIES

        We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain a video studio of approximately 1,640 square feet in Toronto, Ontario and offices of approximately 4,000 square feet in Starkville, Mississippi and approximately 500 square feet in London, United Kingdom.

        Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario; Ashburn, Virginia and London, United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will materially harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 4.    REMOVED AND RESERVED

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

Year	Fiscal Quarter Ended	High	Low
2011	January 1, 2011 through March 17, 2011	0.88	0.72
2010	March 31, 2010	0.93	0.66
	June 30, 2010	0.78	0.62
	September 30, 2010	0.69	0.58
	December 31, 2010	0.80	0.66
2009	March 31, 2009	0.39	0.28
	June 30, 2009	0.47	0.32
	September 30, 2009	0.61	0.36
	December 31, 2009	0.69	0.52

        Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol "TCOW" through August 17, 2005. Our common stock began trading on the NYSE Amex (formerly the American Stock Exchange) on August 18, 2005.

        As of March 17, 2011, Tucows had 357 shareholders of record, excluding shareholders whose shares are held in nominee or "street" name by brokers.

        We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2010 and December 31, 2009, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependant on our earnings and cash requirements.

Equity Compensation Plan Information

        On October 8, 2010, the 2006 Equity Compensation Plan was amended to increase the number of shares which have been set aside for issuance by an additional 1.9 million shares to 6.9 million shares

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	4,110,000	$0.69	2,778,700
1996 Equity Compensation Plan	4,162,249	$0.42	—
Equity compensation plans not approved by security holders	—	—	—

Total	8,272,249	$0.56	2,778,700

Purchases of equity securities by the issuer and affiliated purchasers

        On October 20, 2010, we announced that we successfully concluded a modified Dutch auction tender offer. Under the terms of this offer, we repurchased an aggregate of 3,913,570 shares of our common stock at a purchase price of $0.70 per share, for a total of $2,739,499, excluding transaction costs of $52,802. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. During the first quarter of Fiscal 2010, we successfully concluded a modified Dutch auction tender offer under which we repurchased an additional 6,341,470 shares of our common stock for a total cost of $4,439,029, excluding transaction costs of $51,957.

        In addition, on February 24, 2010 we renewed our normal course issuer bid ("NCIB"). The NCIB authorized the repurchase up to 3,854,000 shares of our common stock. During Fiscal 2010 we repurchased 3,409,300 of our common shares under the NCIB at an average purchase price of $0.71 per share, for a total of $2,418,471, excluding transaction costs of approximately $10,000. The purchase price and all transaction costs were funded from available cash. All shares repurchased under the NCIB were immediately retired. This NCIB was terminated upon the commencement of the modified Dutch auction tender offer on September 9, 2010.

Issuer purchases of equity securities

        The following table provides information about the purchase of equity securities that we made during the fourth quarter of the year ended December 31, 2010 pursuant to our modified Dutch auction tender offer described above:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publically announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2010	3,913,570	$0.70	3,913,570	—
November 1 - 30, 2010	—	—	—	—
December 1 - 31, 2010	—	—	—	—

Total	3,913,570	$0.70	3,913,570

(1)
Average price paid per share as set forth in the table is exclusive of all fees, which amounted to approximately $0.70 per share.

(2)
All shares of common stock listed in the table were repurchased pursuant to a modified Dutch auction tender offer, authorized by our board of directors on August 10, 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

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

        Our primary distribution channel is a global network of more than 11,000 resellers in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide "second tier" support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

        We believe that the underlying platforms for our services are one of the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users.

        Our principal place of business is located in Canada. We report our financial results as one operating segment. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue in the following service areas:

        OpenSRS, our wholesale service, manages over ten million domain names, under its ICANN accreditation and names Tucows manages for other registrars under their own accreditations, millions of mailboxes, tens of thousands of digital certificates and our billing service, Platypus through a network of over 11,000 web hosts, Internet service providers, or ISPs, and other resellers around the world.

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

        Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 4,000 videos and over 385,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

        Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

        For the years ended December 31, 2010, 2009 and 2008, we reported revenue of $85 million, $81 million and $79 million, respectively. For the years ended December 31, 2010, 2009 and 2008, our OpenSRS domain service offering accounted for 77%, 73% and 69% of our total revenue, respectively.

KEY BUSINESS METRICS

        We regularly review a number of business metrics, including the following key metrics to, assist us in evaluating our business, measure the performance of our business model, identify trends, determine resource allocations, formulate financial projections and make strategic business decisions. The following table sets forth, the key business metrics which we believe are the primary indicators of our performance for the periods presented:

	Year ended December 31,(1)
	2010	2009	2008
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	7,396	6,654	6,006
Domain names under management
Provisioned on behalf of Tucows	8,809	8,128	7,694
Provisioned on behalf of accredited registrars	1,400	1,567	1,449

Total domain names under management	10,209	9,695	9,143

(1)
For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

        The increased competition in the market for Internet services in recent years, which the Company expects will continue to intensify in the short and long term, poses a material risk for the Company. As new registrars are introduced, existing competitors expand service offerings and competitors offer price discounts to gain market share, the Company faces pricing pressure, which can adversely impact its revenues and profitability. To address these risks, the Company has focused on leveraging the scalability of its infrastructure and its ability to provide proactive and attentive customer service to aggressively compete to attract new customers and to maintain existing customers.

        Our direct costs to register domain names on behalf of our customers are almost exclusively controlled by registries such as Verisign and by ICANN. Verisign provides all the registry services operations for the .com, .net, .cc, .tv, and .name domain names. ICANN is a private sector, not-for-profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees. The market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base.

        In 2007, we entered into contractual agreements with Verisign for the supply of domain names. These agreements expire in 2012. Under the agreements, Verisign charges a fee for .com and ..net domain names of $7.34 and $5.40 respectively, for each year for which a domain name is registered. In addition, in terms of Verisign's agreement with ICANN, Verisign has the right to increase the fee it charges for a .com or .net domain name by up to an additional 7% once in either 2011 or 2012. Mandated registry price increases such as this will adversely increase our service costs as a percentage of our total revenue. To implement this price increase however, Verisign is required to give registrars six months' notice.

        In 2009, our contractual agreement with ICANN was amended to extend the terms of the agreement through June 30, 2014. Under the agreement, ICANN charges a $0.18 fee for each year that a domain name is registered in the TLDs that fall within its purview. In addition, ICANN is currently deliberating on the timing and framework for a potentially significant expansion of the number of generic TLDs, or gTLDs. Although there can be no assurance that any gTLD expansion will occur, we believe that such expansion, if any, should result in an increase in the number of domains we register and related revenues.

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

        Display advertising from the desk-top software download site has historically been the largest source of Butterscotch revenue. This revenue stream has suffered from the secular shift away from desktop software. Recently, we have experienced an increase in video advertising and corporate video revenue as advertisers continue to migrate their advertising spend towards more content rich websites such as Butterscotch.com. A portion of this increase was from larger video contracts which may not be repeatable. In addition, to reach a wider audience of consumers, Butterscotch has refocused its efforts towards mobile technology. We believe that these initiatives present us with a potentially larger long-term revenue opportunity. However, if our marketing efforts with the above initiatives, together with other initiatives we take to grow our revenue and our page views, are not successful in offsetting any decline we experience in display advertising from the desk-top software download site, in the short- term, may result in a decline in Butterscotch revenue.

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

        As of December 31, 2010, we offer registration services for the generic top-level domain ("gTLDs") .com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains ("ccTLDs") .at, .au, .be, .bz, .ca, .co, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li, .me, .mx .nl, .tv, .uk, .ws, and .us.

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

Critical Accounting Policies

        The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2010, or Fiscal 2010, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Valuation of intangible assets, goodwill and long-lived assets

        Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in the acquisitions noted below. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of two to seven years.

        Goodwill and indefinite life intangibles are not amortized, but are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. Goodwill is tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We review goodwill at least annually for possible impairment in the fourth quarter of each year.

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

        With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured as the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time. There was no impairment recorded on definite-life intangible assets and property and equipment during 2010 and 2009.

        Our 2010 annual goodwill impairment analysis, which we performed for our reporting unit as of December 31, 2010, did not result in an impairment charge. We determined the estimated fair value of our reporting unit using the income approach and the market approach to determine that the estimated fair value exceeded its carrying value. This analysis was consistent with the approach we utilized in our analysis performed in prior years. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The key assumptions used in our 2010 annual goodwill impairment test to determine the fair value of our reporting unit included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0%; and (c) a discount rate of 18%, which was based upon our reporting unit's weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment. As of the date of our 2010 annual impairment test, our estimated fair values for our reporting unit, based on reasonable changes in assumptions exceed its carrying value by a range of 40% to 80%. We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of our control that could cause actual results to materially differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

        Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of December 31, 2010, we had $18.0 million and $16.9 million, respectively, in goodwill and intangible assets.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

NET REVENUES

        The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2010	2009
OpenSRS:
Domain Services	$64,977,121	$59,248,732
Email Services	2,325,253	3,636,866
Other Services	4,368,781	4,425,940

Total OpenSRS Services	71,671,155	67,311,538
Yummy Names	6,123,708	6,623,292
Hover	4,559,833	4,970,635
Butterscotch	2,223,809	2,033,747

	$84,578,505	$80,939,212

Increase over prior period	$3,639,293
Increase—percentage	4%

        The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2010	2009
OpenSRS:
Domain Services	77%	73%
Email Services	3%	4%
Other Services	5%	6%

Total OpenSRS Services	85%	83%
Yummy Names	7%	8%
Hover	5%	6%
Butterscotch	3%	3%

	100%	100%

        Total net revenues for Fiscal 2010 increased by $3.7 million, or 4.5%, to $84.6 million from $80.9 million for the year ended December 31, 2009, or Fiscal 2009. Deferred revenue from domain name registrations and other Internet services at December 31, 2010 increased to $62.6 million from $56.3 million at December 31, 2009.

        No customer accounted for more than 10% of revenue during Fiscal 2010 and, at December 31, 2010, three customers accounted for 35% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

        During Fiscal 2010, OpenSRS revenue increased by $4.4 million to $71.7 million when compared to Fiscal 2009 primarily as a result of OpenSRS domain revenue increasing by $5.6 million or 10% to $65.0 million. This increase resulted primarily from the impact of the 7% increase in registration fees paid to certain registries that were implemented in July 2010 and from our success in attracting large volume customers who have higher transaction volumes. This increase was partially offset by a decrease in email revenue by $1.3 million or 36% to $2.3 million, which was primarily attributable to the following two factors:

  •
  our decision to eliminate certain enterprise customers acquired as part of the Hosted Messaging Business of Critical Path, Inc. in January 2006 that were not part of our strategic focus and who were receiving pricing that was not competitive in the marketplaces; and

  •
  certain of our email customers, who are media portal companies and for whom email is only a small component of their overall service offerings, have chosen to include their email services as part of larger supply contracts for competitive and cost-control reasons. The last of these customers migrated away from our hosted email platform during the three months ended December 31, 2009. As our marketing efforts to date have not yet been successful in offsetting these customer losses, these customer losses have had a material impact on our results of operations for email services for Fiscal 2010.

        During Fiscal 2010, the total new, renewed and transferred-in domain name registrations that we processed increased by 0.7 million to 7.4 million registrations as compared to Fiscal 2009. This increase resulted primarily from our continuing efforts to attract new clients and retain existing customers. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage. In addition, new TLDs, including new IDN TLDs, ccTLDs and gTLDs, may be introduced by ICANN in 2011 and/or 2012. We cannot assess the impact, if any; the introduction of these new TLDs will have on our revenues and results of operations. See "Risk Factors".

        As of December 31, 2010, the total domain names under our management had increased by 0.7 million to 8.8 million domain names, as compared to the total domain names under our management as of December 31, 2009. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of December 31, 2010, we managed 1.4 million domain names on behalf of other accredited registrars, a decrease of 0.2 million domain names compared to 1.6 million as of December 31, 2009. The decrease is primarily attributable to the loss of an accredited registrar who had 0.3 million domains under management with us who have transferred their domain registration business to a competitive registrar with whom they have a reciprocal supply arrangement.

YummyNames

        Net revenues from our YummyNames domain portfolio service for Fiscal 2010 decreased by $0.5 million, or 7.5%, to $6.1 million compared to Fiscal 2009.

        During Fiscal 2010, we earned $4.9 million by making domain names in our portfolio available for sale or lease, compared to $4.6 million during Fiscal 2009. In addition we earned $1.2 million from our pay-per-click advertising or parked pages program during Fiscal 2010 compared to $2.0 million for Fiscal 2009.

        This decrease primarily reflects the decrease in the delivery of third-party advertisements on parked pages of $0.8 million as a result of the impact our domain name sales have on our advertising revenue and the general economic conditions resulting in a generally slower advertising environment. These decreases have been partially offset by the timing of larger portfolio sales of domain.

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

Hover

        Net revenues from Hover for Fiscal 2010 as compared to Fiscal 2009 decreased by $0.4 million, or 8%, to $4.6 million.

        This decrease resulted primarily from the significant development efforts that Hover undertook during Fiscal 2009. These development efforts resulted in a decrease in the deferred revenue balance during Fiscal 2009 as cash receipts added to deferred revenue during Fiscal 2009 were lower than the revenue being recognized from prior periods. Consequently, although cash receipts for Fiscal 2010 increased as compared to Fiscal 2009, net revenue decreased.

Butterscotch

        Net revenues from Butterscotch for Fiscal 2010 as compared to Fiscal 2009 increased by $0.2 million, or 9%, to $2.2 million. This increase is primarily the result of increases in video advertising and corporate video revenue as advertisers continued to increase advertising spending on more content rich websites such as Butterscotch.com. A portion of this increase was from larger video contracts which may not be repeatable. This increase has been partially offset by the decline in our Author Resource Center, which we believe reflects the current preference of advertisers for more content rich websites, as well as the significant decrease we have experienced in Ad Sense revenue, which resulted from Google's elimination of their enterprise level AdSense program.

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

General

        As a significant portion of our expenses are incurred in Canadian dollars, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted operating expenses during Fiscal 2010 when compared to Fiscal 2009. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

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

        The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2010	2009
OpenSRS:
Domain Services	$54,087,893	$48,202,033
Email Services	425,836	546,455
Other Services	1,570,481	1,622,086

Total OpenSRS Services	56,084,210	50,370,574
Yummy Names	817,290	847,269
Hover	1,527,727	1,925,188
Butterscotch	65,622	44,886
Network, other costs	4,648,899	4,748,189
Network, depreciation and amortization costs	1,331,576	1,789,987

	$64,475,324	$59,726,093

Increase over prior period	$4,749,231
Increase—percentage	8%

        The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2010	2009
OpenSRS:
Domain Services	85%	81%
Email Services	1%	1%
Other Services	2%	3%

Total OpenSRS Services	88%	85%
Yummy Names	1%	1%
Hover	2%	3%
Butterscotch	0%	0%
Network, other costs	7%	8%
Network, depreciation and amortization costs	2%	3%

	100%	100%

        Total cost of revenues for Fiscal 2010 increased by $4.8 million, or 8%, to $64.5 million from $59.7 million in Fiscal 2009. Prepaid domain registration and other Internet services fees as of December 31, 2010 increased by $6.1 million, or 14%, to $49.8 million from $43.7 million at December 31, 2009.

OpenSRS

        Costs for OpenSRS for Fiscal 2010 increased by $5.7 million, or 11% to $56.1 million from $50.4 million, when compared to Fiscal 2009. This increase was primarily the result of increased domain registration volume and the increases in July 2010 of registration fees paid to the registries. This increase was partially offset by certain one-time email service costs we incurred during Fiscal 2009.

YummyNames

        Costs for YummyNames for Fiscal 2010 as compared to Fiscal 2009 remained relatively flat at $0.8 million.

Hover

        Costs for Hover for Fiscal 2010 as compared to Fiscal 2009 decreased by $0.4 million, to $1.5 million, and resulted primarily from the introduction of new email service products, such as our family plan, which have changed our sales mix such that email services, which have a relatively lower cost of sales, account for an increased proportion of our Hover costs.

Network costs

        Network costs before depreciation and amortization for Fiscal 2010 decreased by $0.1 million, or 2%, to $4.6 million, primarily as a result of lower bandwidth, support contract and workforce costs. This occurred despite the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 9% as compared to Fiscal 2009, and reflects our improved efficiency in operating and managing our co-location facilities.

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

        We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2011.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2010	2009
Sales and marketing	$7,217,754	$5,812,007
Increase over prior period	$1,405,747
Increase—percentage	24%
Percentage of net revenues	9%	7%

        Sales and marketing expenses for Fiscal 2010 increased by $1.4 million, or 24%, to $7.2 million as compared to Fiscal 2009. This increase was primarily due to higher workforce costs that resulted from an increase in the number of people employed in both our marketing and customer service departments, undertaking additional marketing campaigns, participating in additional trade shows and the negative impact of the approximate 9% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to Fiscal 2009.

        Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2011 to increase slightly, in absolute dollars, as we adjust our marketing programs and sales and customer support people costs to meet future opportunities in the marketplace.

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

	Year ended December 31,
	2010	2009
Technical operations and development	$4,577,898	$4,550,704
Increase over prior period	$27,194
Increase—percentage	1%
Percentage of net revenues	5%	6%

        Technical operations and development expenses for Fiscal 2010 remained relatively flat at $4.6 million when compared to Fiscal 2009, primarily due to the productivity improvements that have resulted from our adoption of an agile development model, which deploys our development, quality assurance, product management and operations employees into smaller teams, offsetting the approximate 9% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to Fiscal 2009.

        Excluding movements in exchange rates; we expect technical operations and development expenses for the fiscal year ending December 31, 2011, in absolute dollars, to increase slightly when compared to the fiscal year ended December 31, 2010.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2010	2009
General and administrative	$2,879,825	$5,558,921
Decrease over prior period	$(2,679,096)
Decrease—percentage	(48)%
Percentage of net revenues	3%	7%

        General and administrative expenses for Fiscal 2010 decreased by $2.7 million, or 48%, to $2.9 million as compared to Fiscal 2009. This was primarily as a result of our recording a foreign exchange gain of $2.3 million during Fiscal 2010 as compared to a foreign exchange loss of $0.7 million during Fiscal 2009. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 9% from Fiscal 2009. This decrease was offset mainly by an increase in workforce related costs, facility costs and professional services of $0.3 million during Fiscal 2010, as compared to Fiscal 2009.

        Excluding movements in exchange rates; we expect general and administrative expenses for the fiscal year ending December 31, 2011, in absolute dollars, to increase slightly when compared to the fiscal year ended December 31, 2010.

DEPRECIATION OF PROPERTY AND EQUIPMENT

        Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2010	2009
Depreciation of property and equipment	$170,844	$266,251
Decrease over prior period	$(95,407)
Decrease—percentage	(36)%
Percentage of net revenues	0%	0%

        Depreciation costs for Fiscal 2010 decreased by $0.1 million, or 36%, to $0.2 million, primarily as a result of certain of our older assets becoming fully depreciated.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2010	2009
Loss on disposition of property and equipment	$—	$40,893

        As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during Fiscal 2009, which resulted in a loss on the disposition of such equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2010	2009
Amortization of intangible assets	$1,442,160	$1,442,160
Decrease over prior period	$—
Decrease—percentage	—%
Percentage of net revenues	2%	2%

        Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, from the acquisition of the Hosted Messaging Assets of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007.

        The brand and customer relationships acquired in connection with the acquisition of Boardtown Corporation are amortized on a straight-line basis over seven years.

        Customer relationships acquired in connection with the acquisition of the Hosted Messaging Assets of Critical Path, Inc. is amortized on a straight-line basis over five years.

        Customer relationships acquired in connection with the acquisition of Mailbank.com Inc. are amortized on a straight-line basis over five years.

        The brand and customer relationships acquired in connection with the acquisition of Innerwise, Inc. are amortized on a straight-line basis over seven years.

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

	Year ended December 31,
	2010	2009
Loss (gain) in fair value of forward contracts	$1,370,710	$(4,179,589)
Increase over prior period	$5,550,299
Increase—percentage	(133)%
Percentage of net revenues	2%	(5)%

        We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through November 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for Fiscal 2010 was a net loss of $1.4 million, as compared to a net gain of $4.2 million for Fiscal 2009. This net loss in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

        At December 31, 2010, our balance sheet reflects a derivative instrument asset of $0.8 million as a result of our existing foreign exchange contracts we have entered into. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2010	2009
Other income (expense), net	$(116,197)	$4,268,050
Decrease over prior period	$(4,384,247)
Decrease—percentage	(103)%
Percentage of net revenues	(0)%	5%

        Other income (expense), net, decreased by $4.4 million, or 103%, to $0.1 million other expense from $4.3 million other income as compared to Fiscal 2009.

        The net decrease in other income during Fiscal 2010 when compared to Fiscal 2009 was primarily the result of our recording a gain on the sale of our investment in Afilias of $3.9 million during Fiscal 2009.

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

        Also, net interest expense decreased by $0.1 million during Fiscal 2010 when compared to the Fiscal 2009, primarily as a result of the monthly capital repayments of $0.2 million and the annual cash sweep payment of $0.7 million we made in April 2009 pursuant to the terms of our Bank of Montreal credit facility.

INCOME TAXES

        The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2010	2009
Provision for (recovery of) income taxes	$210,845	$(251,384)

        Our provision for income taxes primarily relates to tax on current year taxable income of $0.2 million; and tax expense of $0.1 million related to revisions to prior year estimates; offsetting a benefit of $50,311 related to investment tax credits earned during the period. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.

        Our 2009 provision for income taxes primarily relates to prior year profits of $0.5 million, tax expense of $0.1 million related to revisions to prior year estimates; a benefit of $0.6 million related to a reduction in the Company's recorded deferred tax liability and a benefit of $0.3 million related to investment tax credits earned during the period.

        Tucows has approximately $0.2 million of total gross unrecognized tax benefit as of December 31, 2010 and $0.1 million of total gross unrecognized tax benefit as of December 31, 2009, which if recognized would favorably affect the income tax rate in future periods. The unrecognized tax benefit relates to prior year Pennsylvania state franchise taxes and other US state taxes and tax credits in respect of Tucows expected 2010 research and development claim. Tucows will record the tax benefit of the 2010 research and development claim once it has reasonable assurance that it is more likely than not that all or a portion of the benefit arising from the claim will be realized.

        A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

OpenSRS

        Costs for OpenSRS for Fiscal 2009 increased by $5.5 million, or 12% to $50.4 million from $44.8 million, when compared to Fiscal 2008. Higher domain registration volumes and increases in registration fees paid to the registries that were implemented in October 2008 accounted for $5.3 million of this increase for Fiscal 2009 when compared to Fiscal 2008. Included in this increase is $4.0 million related to the price increases noted above. As a result of a further price increased announced by Verisign on December 17, 2009, registry fees for .com and .net increased by an additional 7% effective July 1, 2010. In addition, $0.2 million of the increase resulted from licensing and royalty costs payable to third-party service providers for email services.

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

        Our provision for income taxes primarily relates to tax on current year taxable income of $0.5 million; tax expense of $0.1 million related to revisions to prior year estimates; a benefit of $0.6 million related to a reduction in the Company's recorded deferred tax liability and a benefit of ($0.3 million) related to investment tax credits earned during the period. The reduction in the deferred tax liability relates to the rate at which the Company expects the temporary differences resulting from its unlimited life intangibles to reverse. This change in estimate arose as a result of the Company no longer being subject to material state tax in the United States given the change in the jurisdictions in which the Company now operates. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another period. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.

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

        Tucows has approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2009 and $0.3 million of total gross unrecognized tax benefit as of December 31, 2008, which if recognized would favorably affect the income tax rate in future periods. The unrecognized tax benefit relates to prior year Pennsylvania state franchise taxes and other US state taxes. The unrecognized tax benefit for the 2009 research and development claim is not expected to be significant. We recognize accrued interest and penalties related to taxes in tax expense. We did not have significant interest and penalties accrued as of December 31, 2009 and December 31, 2008 respectively. We believe it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

        A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of Notes to Consolidated Financial Statements included in this Form 10-K.

Liquidity and capital resources

        As of December 31, 2010, our cash and cash equivalents balance decreased by $5.4 million to $4.2 million, from $9.6 million as at December 31, 2009. This decrease in cash is attributable to the success we have experienced with our share repurchase programs during Fiscal 2010. Our principal source of liquidity during Fiscal 2010 was net cash provided by operating activities. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our consolidated balance sheets, which impacted amounts shown in our consolidated statement of cash flows.

        We have credit agreements with the Bank of Montreal that provides us access to:

  1.
  a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007 under which $1.3 million was owing as of December 31, 2010. Based on the anticipated annual cash sweep payment for Fiscal 2010, we expect that this remaining balance will be fully repaid by June 2011;

  2.
  a non-revolving, reducing demand loan facility for $2.0 million which can be used to finance the repurchase of our common shares. As of December 31, 2010, we had no borrowings under this credit facility;

  3.
  an operating demand loan for $1.0 million to fund operational requirements. As of December 31, 2010, we had no borrowings under this credit facility; and

  4.
  a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts we enter into from time to time to mitigate the exchange rate risk on portions of our Canadian dollar exposure At December 31, 2010, we had forward exchange contracts to trade $15.9 million U.S. dollars in exchange for Canadian dollars.

        Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement also requires us to make annual cash sweep payments on our non-revolving, reducing demand loans. They also require us to comply with certain customary non-financial covenants as well as certain financial covenants. As of and for the year ended December 31, 2010, we were in compliance with these covenants.

        Net cash provided by operating activities for Fiscal 2010 totaled $6.8 million, compared to $6.5 million for Fiscal 2009. Net cash provided by operating activities, before changes in non-cash operating working capital decreased by $0.6 million to $6.9 million for Fiscal 2010 compared to $7.5 million for Fiscal 2009 primarily the result of the impact of the strengthening Canadian dollar on our results. Net cash used in non-cash operating working capital decreased by $0.9 million to $0.1 million for Fiscal 2010 compared to $1.0 million for Fiscal 2009.

        This improvement in non-cash operating working capital was primarily the result of deferred revenue net or prepaid domain name registry and other Internet service fees increasing by $0.7 million compared to Fiscal 2009. In addition, reductions of $1.2 million in deposits we maintain with our registry suppliers and income taxes recoverable during Fiscal 2010 as compared to Fiscal 2009 were partially offset by an increase in accounts receivable of $0.6 million and a decrease in accounts payable and accruals of $0.4 million as compared to Fiscal 2009.

        Net cash used in financing activities during Fiscal 2010 totaled $11.6 million as compared to $5.5 million used during Fiscal 2009. Of this $11.6 million, $9.7 million was used to fund share repurchases and $1.9 million was used for principal repayments under our non-revolving, reducing demand loan facility.

        Under our share repurchase programs we used $7.3 million to repurchase 10.3 million of our shares pursuant to the terms of two Dutch auction tender offers completed during January 2010 and October 2010, and $2.4 million to repurchase 3.4 million of our shares under the terms of our stock repurchase program announced in February 2010. These initiatives have resulted in a 20% reduction in our issued and outstanding shares as compared to our issued and outstanding shares at December 31, 2009.

        Investing activities used net cash of $0.6 million to acquire additional property and equipment during Fiscal 2010, as compared to the $3.3 million in cash provided by investing activities during Fiscal 2009. This generation of cash during Fiscal 2009 resulted from our receipt of $4.1 million in proceeds from the disposition of our investment in Afilias, which was partially offset by $0.8 million invested to acquire additional property and equipment during Fiscal 2009.

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

Subsequent events

        In March 2011 we received notification that we have earned an additional amount of $0.3 million as a result of a routine audit in connection with Infonautics patents that we assigned in 2002 to a third party who continues to commercialize these patents. We expect payment of this amount imminently. In connection with the assignment of these patents, we retained the right to share in certain revenue relating to any cash flow received by such third party. This revenue is comparable to the $0.6 million we recognized in June 2009 in connection with these patents. As the costs of commercializing the patents are expected to increase in the future, we do not expect any future revenue received to be material.

Off Balance Sheet Arrangements and Contractual Obligations

        We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2010 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2010.

        Although we have a functional currency of U.S. dollars, a major portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into numerous foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. The following contracts were entered into in 2010 in order to manage our exposure to foreign exchange rate fluctuations:

        On January 20, 2010, we entered into a series of forward foreign exchange contracts, whereby amounts of $650,000 are converted into Canadian dollars on a semi-monthly basis from May 2010 to July 2010 at foreign exchange rates ranging from 1.0300 to 1.0375.

        On February 25, 2010, we entered into a series of forward foreign exchange contracts, whereby amounts of $650,000 are converted into Canadian dollars on a semi-monthly basis from July 2010 to August 2010 at foreign exchange rates ranging from 1.0604 to 1.0609.

        On March 24, 2010, we entered into a series of forward foreign exchange contracts, whereby amounts of $650,000 are converted into Canadian dollars on a semi-monthly basis in September 2010 at a foreign exchange rate of 1.0180.

        On May 6, 2010, we entered into a series of forward foreign exchange contracts, whereby amounts of $400,000 are converted into Canadian dollars on a semi-monthly basis from October 2010 to November 2010 at a foreign exchange rate of 1.0313.

        On May 6, 2010, we entered into a series of forward foreign exchange contracts, whereby amounts of $250,000 are converted into Canadian dollars on a semi-monthly basis from October 2010 to November 2010 at a foreign exchange rate of 1.0460.

        On May 25, 2010, we entered into a series of forward foreign exchange contracts, whereby amounts of $250,000 are converted into Canadian dollars on a semi-monthly basis from January 2011 to March 2011 at a foreign exchange rate of 1.0732.

        As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

        The impact of the fair value adjustment on unrealized foreign exchange forward contracts for Fiscal 2010 was a net loss of approximately $1.4 million, and for Fiscal 2009, the impact was a net gains of approximately $4.2 million, which is reflected on the consolidated statements of operations. As of December 31, 2010, we had outstanding foreign currency forward contracts with a notional value of $15.9 million. As of December 31, 2009, we had outstanding foreign currency forward contracts with a notional value of $25.2 million.

        We have performed a sensitivity analysis model for foreign exchange exposure over Fiscal 2010. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during Fiscal 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for Fiscal 2010 of approximately $1.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tucows. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Mr. Stern's has extensive experience with technology based companies in the context of his investment banking experience, and has an in-depth knowledge of the Company's business, strategy and management team, all of which qualify him to be a director of Tucows.

Eugene Fiume	Director since June 2005

        Mr. Fiume, 53, is a Professor (since 1995) and past Chair (1998-2004) of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. He is the inaugural director of the Department's new professional master's programme.

        Mr. Fiume has held many advisory board roles in both the public and private sectors. He currently works with venture capital companies and SMEs on due diligence, strategy and human resources.

        Mr. Fiume has an extensive and evolving knowledge of computer science in the context of his experience as a Professor at the University of Toronto. In addition, he has other valuable experience with technology companies generally that, in addition to the other attributes listed above, qualify him to be a director of Tucows.

Erez Gissin	Director since August 2001

        Mr. Gissin, 52, has served since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel. Mr. Gissin is also a director of Partner Communications Ltd. (NASDAQ: PTNR)

        Mr. Gissin has a strong background in the internet communications industry and has gained significant institutional knowledge in his long tenure as one of our directors. Mr. Gissin also has significant leadership experience as the Chief Executive Officer of BCID Ltd. and IP Planet Networks Ltd. and he has extensive financial acumen derived from his years of executive experience. All of these qualities qualify Mr. Gissin to be a director of Tucows.

Joichi Ito	Director since December 2008

        Mr Ito, 44, is General Manager of Neoteny Labs, a startup fund focusing on Asia and the Middle East. He is also the Chairman of Creative Commons, where has serviced on the board since April 2008, a co-founder of Digital Garage, where he has served on the board since September 2006, as well as a Senior Visiting Researcher of Keio Research Institute at the Shonan Fujisawa Campus of Keio University in Japan. Since December 2003 Mr. Ito has served as the Chairman of Six Apart Japan, a weblog software company.

        From June 2002 until July 2008, Mr. Ito served on the board of Pia Corporation, a ticket and entertainment magazine company in Japan (Tokyo Stock Exchange 4337). Since May 2009 Mr. Ito has served on the board of CCC, a video rental franchise company in Japan (Tokyo Stock Exchange 4756). He served on the board of ICANN, a U.S. non-profit corporation, from December 2004 until December 2007. ICANN manages the domain name registration system that Tucows uses for its domain name business and ICANN receives fees from Tucows for domain name registrations.

        Mr. Ito is also on the board of directors of a number of non-profit organizations, including The Mozilla Foundation. He has created numerous Internet companies, including PSINet Japan, Digital Garage (Tokyo Stock Exchange 4819) and Infoseek Japan and was an early stage investor in Twitter, Six Apart, Flickr, SocialText, Dopplr, Last.fum, Rupture and Kongregate. He has served and continues to serve on various Japanese central as well as local government committees and boards, advising the government on IT, privacy and computer security related issues.

        Mr. Ito has extensive experience as a director of a number of publicly traded companies and has a wide range of experience with internet companies generally. This experience, along with Mr. Ito's domain-specific knowledge, enable him to bring key experience to the Company and qualifies him to be a director of Tucows.

Allen Karp	Director since October 2005

        Mr. Karp, 70, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp is a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sits on the audit committee. Mr. Karp is Chairman of the board of Directors of IBI Group Inc., and is Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a director of the Toronto International Film Festival Group, where he served as Chairman from 1999 to 2007 and has served as Chairman of its corporate governance committee since 2007.

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

        Dr. Morrisett, 81, served as a director and as a member of the audit committee and compensation committee of Infonautics, Inc., our predecessor, beginning in February 1994. Dr. Morrisett also served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Delaware in August 2001 and became Tucows Inc. He is the co-founder of the Children's Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

        The breadth of Dr. Morrisett's career has provided him with extensive business acumen and leadership experience. In addition, as a member of the board of directors of our predecessor, Dr. Morrisett is uniquely positioned to provide our Board and the Company with an important historical perspective with respect to the Company's operations and strategy. These factors, combined with Dr. Morrisett's experience as a public company board, audit committee and compensation committee member qualify him to be a director of Tucows.

Elliot Noss	Director since August 2001

        Mr. Noss, 48, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

        Mr. Ralls, 48, is a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies that he formed in October 2006. Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm's sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical, Knowledge Factor, Mocapay, Inc, and SageFire, Inc.

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

        Mr. Schwartz, 48, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Executive Officers

        The required information regarding our executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

Meetings

        Our Board of Directors met five times during Fiscal 2010. Our Board of Directors also took action by unanimous written consent on two occasions during Fiscal 2010. Each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2010.

Executive Sessions of Independent Directors

        A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Stern was responsible for chairing the executive sessions.

Policy regarding attendance

        Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2010 annual meeting of shareholders in person while the remainder of the Board of Directors attended by teleconference.

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

        The audit committee held five meetings during Fiscal 2010. The audit committee also took action by unanimous written consent on one occasion during the 2010 fiscal year. The audit committee's purposes are:

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

        The responsibilities of this committee include corporate governance and nomination responsibilities. This committee has adopted a formal charter, which is available on tucowsinc.com.

        The committee held three meetings during Fiscal 2010. The corporate governance, nomination and compensation committee also took action by unanimous written consent on two occasions during the 2010 fiscal year. The corporate governance, nomination and compensation committee has responsibility for the oversight, review and approval of senior management's compensation philosophy and practices. To assist it in meeting this mandate the corporate governance, nomination and compensation committee has the authority to hire its own independent advisors and is authorized to delegate responsibilities to management, independent accountants and internal and outside lawyers.

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

Shareholder nominations to the Board

        Our Board of Directors will consider any candidate proposed in good faith by any of our shareholders that is made in accordance with a resolution adopted by the Board that requires a shareholder to timely submit, to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada, the following:

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

Equity compensation

        Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the "2006 Plan"), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock- based compensation for our Non-employee directors is governed by the 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the "1996 Plan"). All options granted under the automatic formula grants are immediately exercisable, have an exercise price equal to the fair market value per 2006 termined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the 2006 Plan as follows:

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

Non-Equity compensation

        The chairman of our Board receives an annual fee of $10,000, non-employee directors receive an additional annual fee of $10,000, non-employee directors who serve as members of our audit committee receive an additional annual fee of $8,000 and non-employee directors who serve on our corporate governance, nomination and compensation committee, receive an annual fee of $8,000. In addition, all non-employee directors receive the following meeting attendance fees:

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

        The table below shows all compensation paid to each of our non-employee directors during 2010. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	All other compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Stanley Stern	36,000	17,008	—	53,008
Eugene Fiume	17,500	6,060	—	23,560
Erez Gissin	17,500	13,000	—	30,500
Joichi Ito	17,000	6,060	—	23,060
Allen Karp	35,000	11,363	—	46,363
Lloyd Morrisett	35,000	18,303	—	53,303
Rawleigh Ralls	14,000	6,060	—	20,060
Jeffrey Schwartz	35,000	11,363	—	46,363

	207,000	89,217	—	296,217

(1)
On May 17, 2010 under the 2006 Plan, Erez Gissin and Lloyd Morrissett were each awarded 20,000 incremental options, and Stanley Stern was awarded 25,000 incremental options. Under the 2006 Plan these options vested immediately and carry an exercise price of $0.70. All these options remained outstanding at December 31, 2010 and have a five year term. The aggregate grant date fair value of the option grants was determined in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 ("FASB ASC 718"), (formerly Statement of Financial Accounting Standards No. 123(R)) and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
On September 7, 2010 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $0.62. All these options remained outstanding at December 31, 2010 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note10 to our audited consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

        We believe that, under the SEC's rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than 10 percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2010.

Stock ownership of management

        We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company's equity securities are required to file reports of their transactions in the Company's equity securities with the Securities and Exchange Commission on specified due dates. With respect to Fiscal 2010, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of our outstanding common stock as reported in their filings with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Summary compensation table

        The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during 2010. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2010 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.0367 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2010.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2010	319,041	83,270	—	51,584	10,128	464,023
President and Chief Executive	2009	275,615	74,933	32	—	8,530	359,110
Officer
Michael Cooperman	2010	249,911	57,427	—	51,584	11,865	370,787
Chief Financial Officer	2009	215,898	51,678	32	—	8,574	276,182
David Woroch	2010	207,377	57,427	—	51,584	7,235	323,623
Vice President, Sales	2009	179,150	51,678	32	—	6,124	236,984

(1)
Represents bonus earned during the fiscal years ended December 31, 2010, 2009 and 2008.

Of the 2010 amount, the following amounts will be paid in 2011:

Elliot Noss	$25,443
Michael Cooperman	$17,547
David Woroch	$17,547

  Of the 2009 amount, the following amounts were paid in February 2010:

Elliot Noss	$52,952
Michael Cooperman	$36,519
David Woroch	$36,519
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

(4)
Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2010	1,447	8,681	—	10,128
	2009	1,312	7,218	—	8,530
Michael Cooperman	2010	1,447	8,103	2,315	11,865
	2009	1,312	6,737	525	8,574
David Woroch	2010	1,447	5,788	—	7,235
	2009	1,312	4,812	—	6,124

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2010:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Elliot Noss	60,000	—	0.44	7/1/12
	214,575	—	0.37	8/5/13
	223,991	—	0.37	8/5/13
	1,394,738	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	200,000	—	0.58	8/10/14
	112,500	37,500	0.85	3/18/14
	30,000	30,000	0.60	5/22/15
	—	128,000	0.70	5/16/17

	2,312,304	195,500

Michael Cooperman	50,000	—	0.44	7/1/12
	629,975	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	150,000	—	0.58	8/10/14
	90,000	30,000	0.85	3/18/14
	37,500	37,500	0.60	5/22/15
	—	128,000	0.70	5/16/17

	1,033,975	195,500

David Woroch	42,915	—	0.49	6/30/12
	20,000	—	0.44	7/1/12
	30,000	—	0.36	8/4/13
	60,000	—	0.58	8/10/14
	60,000	20,000	0.85	3/18/14
	32,500	32,500	0.60	5/22/15
	—	128,000	0.70	5/16/17

	245,415	180,500

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

Elliot Noss(1)	2010	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$638,082	$1,126,082
Bonus Plan(3)		308,407	308,407
Acceleration of Unvested Equity Awards(4)		7,740	7,740
Benefits(5)
Car Allowance		8,681	8,681
Healthcare Flexible Spending Account		1,447	1,447
Healthclub		—	—

		$964,357	$1,452,357

Michael Cooperman(1)	2010	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$333,215	$577,215
Bonus Plan(3)		141,796	141,796
Acceleration of Unvested Equity Awards(4)		3,001	8,715
Benefits(5)
Car Allowance		8,103	8,103
Healthcare Flexible Spending Account		1,447	1,447
Healthclub		2,315	2,315

		$489,877	$739,591

David Woroch(1)	2010	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$259,222	$259,222
Bonus Plan(3)		132,934	132,934
Acceleration of Unvested Equity Awards(4)		2,601	2,601
Benefits(5)
Car Allowance		5,788	5,788
Healthcare Flexible Spending Account		1,447	1,447
Healthclub		—	—

		$401,992	$401,992

(1)
For the purpose of the table we assumed an annual base salary at the executive's level as of December 31, 2010

(2)
Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 24 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)
For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2010 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)
For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2010, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2010 was $0.73.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of our common stock, as of March 18, 2011, by each of our chief executive officer, our two other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 18, 2011	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	760,279	(2)	2,381,804	3,142,083	5.6
Michael Cooperman	13,875		1,095,975	1,109,850	2.0
David Woroch	163,627		297,415	461,042	*
Stanley Stern	203,850		147,500	351,350	*
Eugene Fiume	—		80,000	80,000	*
Erez Gissin	10,000		110,000	120,000	*
Joichi Ito	—		65,000	65,000	*
Allen Karp	20,000	(3)	162,500	182,500	*
Lloyd Morrisett	105,000	(4)	182,500	287,500	*
Rawleigh Ralls	8,450,000	(5)	65,000	8,515,000	15.9%
Jeffrey Schwartz	—		152,500	152,500	*
All directors and executive officers as a group (13 persons)	9,726,681		5,069,194	14,795,875	25,3

*
Less than 1%.

(1)
Based on 53,448,591 shares outstanding as of March 18, 2011, adjusted for shares of common stock beneficially owned but not yet issued.

(2)
Includes an aggregate of 245,826 shares of common stock that are indirectly owned by Mr. Noss. Of these shares, Mr. Noss and his wife share investment and voting power over 158,957 shares held in three RRSP accounts belonging to Mr. Noss' wife, 78,957 shares are held in Mr. Noss' RRSP account and 86,869 shares are held by two separate family trusts for which Mr. Noss is the trustee.

(3)
These shares of common stock are directly owned by Mr. Karp's wife.

(4)
These shares of common stock are owned jointly by Dr. Morrisett and his wife.

(5)
Includes an aggregate of 8,325,000 shares of common stock that are indirectly owned by Mr. Ralls. Of these shares, 175,000 shares are held in Mr. Ralls' IRA account and 8,150,000 are held by Lacuna Hedge Fund LLLP ("Lacuna Hedge") and are indirectly owned by Lacuna, LLC ("Lacuna LLC") and Lacuna Hedge GP LLLP ("Lacuna Hedge GP"). Lacuna LLC is the sole general partner of Lacuna Hedge GP, which is the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Company. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

Principal shareholders.

        The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 18, 2011.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Lacuna, LLC	8,150,000	(2)	15.2%
1100 Spruce Street, Suite 202
Boulder, CO 80302
Diker GP, LLC	6,724,135	(3)	12.6%
745 Fifth Avenue, Suite 1409
New York, NY 10151
Elliot Noss	3,142,083	(4)	5.6%
96 Mowat Avenue
Toronto, ON M6K 3M1

(1)
Based on 53,448,591 shares outstanding as of March 18, 2011.

(2)
As disclosed on Form 4, filed with the SEC on March 10, 2011. These shares are held by Lacuna Hedge Fund LLLP ("Lacuna Hedge") and are indirectly owned by Lacuna, LLC ("Lacuna LLC") and Lacuna Hedge GP LLLP ("Lacuna Hedge GP"). Lacuna LLC serves as the sole general partner of Lacuna Hedge GP, which serves as the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Issuer. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

(3)
As disclosed on Schedule 13G/A, filed with the SEC on February 14, 2011. The shares are held indirectly by Diker Management, LLC, in its capacity as the Registered Investment Adviser of certain managed accounts and funds. Diker Management, LLC is a Registered Investment Adviser and as such disclaims all beneficial ownership of the shares and in any case disclaims beneficial ownership of the shares except to the extent of the reporting person's pecuniary interest therein.

(4)
As disclosed on Form 4 filed with the SEC on March 7, 2011. These shares include an aggregate of 245,826 shares of common stock that are indirectly owned by Mr. Noss. Of these shares, Mr. Noss and his wife share investment and voting power over 80,000 shares held in three RRSP accounts belonging to Mr. Noss' wife, 78,957 shares are held in Mr. Noss' two RRSP accounts and 86,869 shares are held by two separate family trusts for which Mr. Noss is the trustee.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	4,110,000	$0.69	2,778,700
1996 Equity Compensation Plan	4,162,249	$0.42	—
Equity compensation plans not approved by security holders	—	—	—

Total	8,272,249	$0.56	2,778,700

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE

Review, Approval or Ratification of Transactions with Related Persons

        The Audit Committee of the Board of Directors is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer or director that would potentially require disclosure pursuant to the Audit Committee charter. As of the date of this Annual Report on Form 10-K, we expect that any transactions in which related persons have a direct or indirect interest will be presented to the Audit Committee for review and approval. While neither the Audit Committee nor the board have adopted a written policy regarding related party transactions, the Audit Committee makes inquiries to our management and our auditors when reviewing such transactions. Neither we nor the audit committee are aware of any transaction that was required to be reported with the SEC where such policies and procedures either did not require review or were not followed.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        A summary of the fees of KPMG LLP for the years ended December 31, 2010 and 2009 are set forth below:

	2010 Fees	2009 Fees
Audit Fees(1)	$224,000	$229,000
Audit-Related Fees	6,000	—
Tax Fees(2)	91,000	95,000
All Other Fees	—	—

Total Fees	$321,000	$324,000

(1)
Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our quarterly reports on Form 10-Q and services associated with registration statements.

(2)
Consists of fees and expenses for tax consulting services.

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

Exhibit No.		Description
3.1		Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on November 29, 2007).

3.2		Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).

10.1	*	2006 Equity Compensation Plan, as amended and restated effective as of July 29, 2010 (Incorporated by reference to Exhibit 99(d)(1) filed with Tucows' Schedule TO, as filed with the SEC on September 17, 2010).

10.2	*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.3	*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.4		Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.5		Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.6	*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.7	#	Registrar Accreditation Agreement, effective as of June 25, 2005, as amended June 22, 2009, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co.

Exhibit No.		Description
10.8		Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.11		Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.12		Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.13		Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.14		Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.15		Operating Loan Agreement, dated September 10, 2010, between Tucows.com Co. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on September 13, 2010).

10.16		Offer Letter, dated August 30, 2010, between Tucows Inc. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on September 13, 2010).

21.1	#	Subsidiaries of Tucows Inc.

23.1	#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.

31.2	#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.

32.1	#	Chief Executive Officer's Section 1350 Certification.

32.2	#	Chief Financial Officer's Section 1350 Certification.

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

        Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

/s/ ELLIOT NOSS	/s/ MICHAEL COOPERMAN
Elliot Noss	Michael Cooperman
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 22, 2011	March 22, 2011

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tucows Inc.:

        We have audited the accompanying consolidated balance sheets of Tucows Inc. (and subsidiaries) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. (and subsidiaries) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

/s/ KPMG LLP Chartered Accountants, Licensed Public Accountants Toronto, Canada
March 18, 2011

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,205,729	$9,632,394
Accounts receivable, net of allowance for doubtful accounts of $60,000 as of December 31, 2010 and $110,000 as of December 31, 2009	3,021,995	2,822,045
Prepaid expenses and deposits	2,363,876	2,498,922
Derivative instrument asset, current portion (note 4)	833,960	2,107,825
Prepaid domain name registry and ancillary services fees, current portion	37,016,871	31,596,236
Income taxes recoverable	620,000	674,000

Total current assets	48,062,431	49,331,422
Derivative instrument asset, long-term portion (note 4)	—	96,845
Prepaid domain name registry and ancillary services fees, long-term portion	12,820,479	12,126,515
Property and equipment (note 5)	1,552,349	1,986,768
Deferred financing charges	15,600	41,000
Deferred tax asset, long-term portion (note 11)	4,155,600	3,907,476
Intangible assets (note 6)	16,883,401	18,656,353
Goodwill (note 3)	17,990,807	17,990,807

Total assets	$101,480,667	$104,137,186

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,664,006	$1,547,863
Accrued liabilities	1,346,436	1,889,980
Customer deposits	3,960,312	3,624,317
Loan payable, current portion (note 7)	1,305,883	3,220,125
Deferred revenue, current portion	45,832,374	40,211,766
Accreditation fees payable, current portion	547,810	530,656
Deferred tax liability, current portion (note 11)	1,155,600	907,476

Total current liabilities	55,812,421	51,932,183
Deferred revenue, long-term portion	16,738,429	16,098,812
Accreditation fees payable, long-term portion	168,580	169,620
Deferred tax liability, long-term portion (note 11)	4,840,000	4,840,000
Stockholders' equity (note 9)
Preferred stock—no par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value, 250,000,000 shares authorized; 53,448,591 shares issued and outstanding as of December 31, 2010 and 67,080,353 shares issued and outstanding as of December 31, 2009	11,324,866	14,030,384
Additional paid-in capital	40,700,587	47,287,351
Deficit	(28,104,216)	(30,221,164)

Total stockholders' equity	23,921,237	31,096,571

Total liabilities and stockholders' equity	$101,480,667	$104,137,186

Commitments and contingencies (note 14)
Subsequent events (note 16)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2010	2009	2008
Net revenues (note 17)	$84,578,505	$80,939,212	$78,467,880
Cost of revenues (note 17):
Cost of revenues	58,494,849	53,187,917	47,842,480
Network expenses(*)	4,648,899	4,748,189	6,771,556
Depreciation of property and equipment	1,032,368	1,673,191	2,909,853
Amortization of intangible assets	299,208	116,796	163,796

Total cost of revenues	64,475,324	59,726,093	57,687,685

Gross profit	20,103,181	21,213,119	20,780,195
Expenses:
Sales and marketing(*)	7,217,754	5,812,007	6,668,884
Technical operations and development(*)	4,577,898	4,550,704	6,172,428
General and administrative(*)	2,879,825	5,558,921	6,809,601
Depreciation of property and equipment	170,844	266,251	263,745
Loss on disposition of property and equipment	—	40,893	498,529
Amortization of intangible assets	1,442,160	1,442,160	1,483,195
Loss (gain) on change in fair value of forward contracts	1,370,710	(4,179,589)	1,974,919

Total expenses	17,659,191	13,491,347	23,871,301

Income (loss) from operations	2,443,990	7,721,772	(3,091,106)
Other income (expense):
Interest expense, net	(116,197)	(225,140)	(583,911)
Other income, net (note 12)	—	4,493,190	5,870,960

Total other income (expense)	(116,197)	4,268,050	5,287,049

Income before provision for income taxes	2,327,793	11,989,822	2,195,943
Provision for (recovery of) income taxes (note 11)	210,845	(251,384)	121,134

Net income for the year	$2,116,948	$12,241,206	$2,074,809

Basic earnings per common share (note 2(p))	$0.04	$0.18	$0.03

Shares used in computing basic earnings per common share (note 2(p))	57,982,248	69,145,001	73,817,347

Diluted earnings per common share (note 2(p))	$0.04	$0.17	$0.03

Shares used in computing diluted earnings per common share (note 2(p))	59,955,788	70,356,013	74,830,217

(*)
Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$22,406	$15,957	$19,700
Sales and marketing	$96,300	$58,782	$64,200
Technical operations and development	$71,012	$49,302	$52,700
General and administrative	$210,284	$171,220	$151,200

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders' Equity

(Dollar amounts in U.S. dollars)

	Number	Common stock Amount	Additional paid in capital	Deficit	Total stockholders' equity
Balances, December 31, 2007	73,888,542	$15,350,915	$48,537,313	$(44,537,179)	$19,351,049
Exercise of stock options	35,000	17,395	(7,945)	—	9,450
Repurchase and retirement of shares (note 9)	(849,760)	(169,952)	(102,492)	—	(272,444)
Stock-based compensation (note 10)	—	—	287,800	—	287,800
Net income for the year	—	—	—	2,074,809	2,074,809

Balances, December 31, 2008	73,073,782	15,198,358	48,714,676	(42,462,370)	21,450,664
Exercise of stock options	68,707	46,858	(21,436)	—	25,422
Repurchase and retirement of shares (note 9)	(6,074,236)	(1,214,832)	(1,701,150)	—	(2,915,982)
Issuance of restricted stock	12,600	—	—	—	—
Cancellation of restricted stock	(500)	—	—	—	—
Stock-based compensation (note 10)	—	—	295,261	—	295,261
Net income for the year	—	—	—	12,241,206	12,241,206

Balances, December 31, 2009	67,080,353	14,030,384	47,287,351	(30,221,164)	31,096,571
Exercise of stock options	33,678	27,350	(12,541)	—	14,809
Repurchase and retirement of shares (note 9)	(13,664,340)	(2,732,868)	(6,974,225)	—	(9,707,093)
Cancellation of restricted stock	(1,100)	—	—	—	—
Stock-based compensation (note 10)	—	—	400,002	—	400,002
Net income for the year	—	—	—	2,116,948	2,116,948

Balances, December 31, 2010	53,448,591	$11,324,866	$40,700,587	$(28,104,216)	$23,921,237

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2010	2009	2008
Cash provided by:
Operating activities:
Net income for the year	$2,116,948	$12,241,206	$2,074,809
Items not involving cash:
Depreciation of property and equipment	1,203,212	1,939,442	3,173,598
Loss on disposition of property and equipment	—	40,893	498,529
Amortization of deferred financing charges	25,400	37,500	49,700
Amortization of intangible assets	1,741,368	1,558,956	1,646,991
Gain on disposal of investment in Afilias	—	(3,890,395)	(3,090,404)
Reduction in deferred tax liability	—	(556,000)	—
Gain on sale of customer relationshsips	—	—	(2,091,995)
Disposal of domain names	31,584	5,462	5,030
Unrealized (gain) loss in the fair value of forward contracts	1,370,710	(4,179,589)	1,974,919
Stock-based compensation	400,002	295,261	287,800
Change in non-cash operating working capital:
Accounts receivable	(199,950)	378,317	221,818
Prepaid expenses and deposits	135,046	(224,879)	858,086
Prepaid domain name registry and ancillary services fees	(6,114,599)	(2,654,170)	(4,829,254)
Income taxes recoverable	54,000	(674,000)	—
Accounts payable	(35,210)	(172,582)	(789,425)
Accrued liabilities	(571,930)	(110,166)	(1,288,941)
Customer deposits	335,995	305,076	51,457
Deferred revenue	6,260,225	2,122,953	3,574,397
Accreditation fees payable	16,114	2,354	33,487

Net cash provided by operating activities	6,768,915	6,465,639	2,360,602

Financing activities:
Proceeds received on exercise of stock options	14,809	25,422	9,450
Repurchase of shares	(9,707,093)	(2,915,982)	(272,444)
Repayment of loan payable	(1,914,242)	(2,639,242)	(8,914,241)

Net cash (used in) financing activities	(11,606,526)	(5,529,802)	(9,177,235)

Investing activities:
Cost of domain names acquired	—	(13,775)	(8,944)
Additions to property and equipment	(589,054)	(807,530)	(2,113,904)
Proceeds on disposition of property and equipment	—	—	66,039
Acquisition of Innerwise Inc., net of cash acquired	—	—	(500,000)
Proceeds on disposal of shares in Afilias Inc.	—	4,090,395	3,244,141
Sale of customer relationships	—	—	2,392,660
Decrease (increase) in cash held in escrow	—	—	1,070,632

Net cash (used in) provided by investing activities	(589,054)	3,269,090	4,150,624

(Decrease) increase in cash and cash equivalents	(5,426,665)	4,204,927	(2,666,009)
Cash and cash equivalents, beginning of year	9,632,394	5,427,467	8,093,476

Cash and cash equivalents, end of year	$4,205,729	$9,632,394	$5,427,467

Supplemental cash flow information:
Interest paid	$116,242	$227,616	$630,729
Income taxes paid	$200,685	$1,165,000	$182,876
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$273,333	$93,594	$6,979

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

        During fiscal 2010, the Company corrected two immaterial errors relating to prior annual periods. Amortization of intangible assets of $0.2 million relating to acquired technology was cumulatively understated during prior annual periods, and rent expense was cumulatively understated by $0.1 million as at the end of fiscal 2009. As a result of these corrections, the amortization of intangible assets and general and administrative expense for the year ended December 31, 2010 are over stated, by $0.2M and $0.1M respectively and retained earnings is properly stated.

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

        Goodwill is tested for impairment as part of a two-step process. The first step uses a market approach that is based on the publicly traded common shares of the Company to estimate fair value. If the carrying value is less than the fair value, no impairment exists and the second step need not be performed. If the carrying value is greater than the fair value then the second step will be performed. In the second step, the impairment is computed by comparing the implied fair value of the Company's goodwill with the carrying amount of that goodwill.

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

        Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2010, the Company had goodwill of $18.0 million. The Company completed its latest annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2010, 2009 and 2008.

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

        The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite- lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2010 and 2009.

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

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

  (j) Translation of foreign currency transactions

        The Company's functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. A foreign exchange gain amounting to $2.3 million has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2010. A foreign exchange loss amounting to $0.7 million has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2009. A foreign exchange loss amounting to $0.8 million has been recorded in general and administrative expenses in the consolidated statements of operations during the years ended December 31, 2008.

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

  (l) Fair Value Measurements of Assets and Liabilities

        The Company accounts for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable (trade and accrued liabilities) approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. See Note 15 for further details on fair value measurements.

  (m) Product development costs

        Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use as follows: costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. During the years ended December 31, 2010, 2009 and 2008, the Company did not capitalize any amounts of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

        The Company is entitled to earn investment tax credits ("ITCs"), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized as a reduction in income tax expense once the Company has reasonable assurance that the amounts will be realized.

  (o) Stock-based compensation

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

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

  (q) Concentration of credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, accounts receivable and forward foreign exchange contracts. Cash equivalents and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

2. Significant accounting policies: (Continued)

contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2010, 2009 or 2008. Three customers accounted for 35% of accounts receivable at December 31, 21010, one customer accounted for 11% of accounts receivable at December 31, 2009, and two customers accounted for 20% of accounts receivable at December 31, 2008. All of these accounts receivable have subsequently been collected.

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

  (s) Comprehensive income

        Items of their comprehensive income are classified by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2010, 2009 and 2008.

  (t) Segment reporting

        The Company operates in one business segment.

        The Company's revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer.

        The Company's assets are located in Canada, United States of America and United Kingdom (see note 17).

  (u) Recent accounting pronouncements

        No new accounting pronouncements have been adopted during Fiscal 2010.Recent Accounting Pronouncements Not Yet Adopted

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

  b.
  Goodwill:

        Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of two to seven years.

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

        Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	Total
Balances, December 31, 2008	2,044,847	4,072,297	5,801,040	6,072,623	17,990,807

Balances, December 31, 2009 and 2010	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$17,990,807

        Goodwill and indefinite life intangibles are not amortized, but are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. Goodwill is tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company reviews goodwill at least annually for possible impairment in the fourth quarter of each year.

        With regards to property, equipment and definite life intangible assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured as the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time. There was no impairment recorded on definite-life intangible assets and property and equipment during 2010 and 2009.

        The Company's 2010 annual goodwill impairment analysis, which the Company performed for its reporting unit as of December 31, 2010, did not result in an impairment charge. The Company determined the estimated fair value of its reporting unit using the income approach and the market approach to determine that the estimated fair value exceeded its carrying value. This analysis was consistent with the approach the Company utilized in its analysis performed in prior years. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The key assumptions used in our 2010 annual goodwill impairment test to determine the fair value of the Company's reporting unit included: (a) cash flow projections, which include growth and allocation assumptions for

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

3. Business acquisitions: (Continued)

forecasted revenue and expenses; (b) a residual growth rate of 3.0%; and (c) a discount rate of 18%, which was based upon the Company's reporting unit's weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment. As of the date of our 2010 annual impairment test, the Company's estimated fair values for its reporting unit, based on reasonable changes in assumptions exceed its carrying value by a range of 40% to 80%. The Company believes that the assumptions and estimates used to determine the estimated fair value of its reporting unit are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company's control that could cause actual results to materially differ from its estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

        Any changes to the Company's key assumptions about its businesses, prospects, or changes in market conditions, could cause the fair value of its reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in its organizational structure or how its management allocates resources and assesses performance, could result in a change in its operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on its consolidated financial statements because of the significance of goodwill and intangible assets to its consolidated balance sheet. As of December 31, 2010, the Company had $18.0 million and $16.9 million, respectively, in goodwill and intangible assets.

4. Derivative instrument assets/liabilities:

        The Company enters into foreign currency contracts to hedge a portion of the Company's expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at December 31, 2010 was a net unrealized gain of $0.8 million (as compared to a net unrealized gain of $2.2 million at December 31, 2009). The unrealized gains are a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end. The net unrealized gain of our foreign currency contracts during the year ended December 31, 2010 is due primarily to the favorable movement in exchange rates between the Canadian and U.S. dollars and the settlement of contracts with significant gains.

        At December 31, 2010, the Company had forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars as follows:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value gain
January - March 2011	$5,400,000	0.9307	$430,307
April - June 2011	3,900,000	0.9635	157,943
July - September 2011	3,900,000	0.9604	160,006
October - November 2011	2,700,000	0.9666	85,704

Total	$15,900,000	0.9399	$833,960

        As of December 31, 2009, we had outstanding foreign currency forward contracts amounting to $25.2 million.

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

        The Company is not required to apply hedge accounting and, therefore, for the year ended December 31, 2010, the Company recorded a loss of $1.4 million in the fair value of forward contracts in its consolidated statements of operations. For the year ended December 31, 2009, the Company recorded a gain on forward contracts of $4.2 million. For the year ended December 31, 2008, the Company recorded a loss of $2.0 million in the fair value of forward contracts in its consolidated statements of operations.

5. Property and equipment:

        Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
Computer equipment	$8,262,776	$8,263,842
Computer software	2,600,681	2,575,454
Furniture and equipment	1,065,980	963,031
Leasehold improvements	769,606	756,287

	12,699,043	12,558,614

Less:
Accumulated amortization	11,146,694	10,571,846

	$1,552,349	$1,986,768

        Depreciation of property and equipment:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Depreciation of Property and equipment	$1,203,212	$1,939,442	$3,173,598

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

6. Intangible assets: (Continued)

        Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Non-compete agreements	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	3 years	indefinite life	indefinite life	Total
Balances, December 31, 2008	$441,724	$853,860	$4,683,500	$—	$12,143,595	$2,084,317	$20,206,996
Additions to/(disposals from) domain portfolio, net	—	—	—	—	(11,187)	19,500	8,313
Amortization expense	(116,796)	(167,040)	(1,275,120)	—	—	—	(1,558,956)

Balances, December 31, 2008	324,928	686,820	3,408,380	—	12,132,408	2,103,817	18,656,353
Additions to/(disposals from) domain portfolio, net	—	—	—	—	(6,490)	(25,094)	(31,584)
Amortization expense	(299,208)	(167,040)	(1,275,120)	—	—	—	(1,741,368)

Balances, December 31, 2009	$25,720	$519,780	$2,133,260	$—	$12,125,918	$2,078,723	$16,883,401

        The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2011	$945,860
2012	670,800
2013	670,800
2014	391,300

Total	$2,678,760

        Indefinite life intangible assets represent domain names acquired from third parties and surname and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses a discounted cash flow or income approach to estimate the fair value of its indefinite life intangible assets. In the discounted cash flow approach, expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

6. Intangible assets: (Continued)

expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2010, the Company had indefinite life assets of $14.2 million. The Company completed its latest annual impairment test and fair value analysis for indefinite life intangible assets, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2010, 2009 and 2008.

        As part of the Company's decision to divest of non-strategic assets, in June and September 2008, the Company entered into definitive agreements with two purchasers to acquire the Company's retail web hosting end-user websites and customers. The sale of customer relationships with a net book value of $300,665 resulted in a gain on the sale of these customer relationships of $2.1 million.

7. Loan payable:

        The Company has credit agreements with the Bank of Montreal that provides it access to the following facilities:

  1.
  a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007 under which $1.3 million was owing as of December 31, 2010. This facility is repayable in equal monthly installments of $159,520 plus interest. The Company can elect to pay interest either at the Bank of Montreal ("BMO") U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. The Company has elected to pay interest based on LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. The Company will continue to make annual cash sweep payments to the Bank based on the Company's audited financial statements. Based on the anticipated annual cash sweep payment for Fiscal 2010, the Company expects that the remaining balance will be fully repaid by June 2011;

  2.
  a non-revolving, reducing demand loan facility for $2.0 million which can be used to finance the repurchase of the Company's common shares. As of December 31, 2010, the Company had no borrowings under this credit facility. Any advances under this facility are repayable in equal monthly installments over 60 months plus interest. This facility is subject, following the first draw, to an undrawn aggregate standby fee of 0.20% which is payable quarterly in arrears. The Company can elect to pay interest either at the Bank of Montreal ("BMO") U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. This facility will require the Company to make annual cash sweep payments to the Bank based on the Company's audited financial statements;

  3.
  an operating demand loan for $1.0 million to fund operational requirements. As of December 31, 2010, the Company had no borrowings under this credit facility. The Company has agreed to pay any outstanding principal amounts advanced under this facility, plus interest at a rate of BMO U.S. Base Rate plus 1.30%. Interest is payable monthly in arrears with any borrowing under the facility fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of $500. The Operating Demand Loan Facility is payable on demand at any time, at the sole discretion of the Bank, with or without cause; and

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

7. Loan payable: (Continued)

  4.
  a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts the Company enters into from time to time to mitigate the exchange rate risk on portions of its Canadian dollar exposure. At December 31, 2010, the Company had forward exchange contracts to trade $15.9 million U.S. dollars in exchange for Canadian dollars.

        Pursuant to the credit agreements, the Company has agreed to comply with certain customary non-financial covenants regarding maintenance of insurance; payment of taxes; disposition of major assets; compliance with statutes and with environmental standards; reporting requirements; timely provision of notices of default; absence of material judgments; access to books and records; prohibition on assumption of additional debt or guarantee obligations by the Company, subject to certain exceptions for capital expenditures; and prohibition on the payment of dividends.

        The non-revolving reducing demand loan facilities also require that the Company complies with the following financial covenants: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Company's Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which such limit will be reviewed on an annual basis. As of and for the year ended December 31, 2010, the Company was in compliance with these covenants.

        Principal loan repayments over the next five years are as follows:

Current portion:
2011	$1,305,883

8. Investment:

        Prior to November 2008, the Company held an interest in Afilias, Limited ("Afilias"), a private company, which provides complete back-office services for all registry management needs.

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

9. Common shares:

        The Company's authorized common share capital is 250 million common shares without nominal or par value. On December 31, 2010, there were 53,448,591 common shares outstanding.

        Repurchase of common shares:

        (a)   Modified Dutch Tender Offers:

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

        On January 13, 2010, the Company announced that it successfully concluded a modified "Dutch auction tender offer" that was previously announced on December 14, 2009. Under the terms of the offer, the Company repurchased an aggregate of 6,341,470 shares of its common stock at a purchase price of $0.70 per share, for a total of $4,439,029, excluding transaction costs of $51,957. The purchase price was funded from available cash. Of the 6,341,470 shares purchased, 5,000,000 were shares the Company offered to purchase in the offer and 1,341,470 where shares purchased pursuant to the Company's right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. Due to over-subscription, the final proration factor for shares tendered at or below $0.70 per share was approximately 99.9%. For this purpose, shares tendered at $0.70 per share included shares tendered by those persons who indicated, in their letter of transmittal, that they were willing to accept the price determined in the offer. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired.

        On October 13, 2010, the Company announced that it successfully concluded a modified Dutch auction tender offer that was previously announced September 17, 2010. Under the terms of the offer, the Company repurchased an aggregate of 3,913,570 shares of its common stock at a purchase price of $0.70 per share, for a total of $2,739,499, excluding transaction costs of $52,802. The purchase price was funded from available cash. Of the 3,913,570 shares purchased, 2,900,000 were shares the Company offered to purchase in the offer and 1,013,570 where shares purchased pursuant to the Company's right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired.

        (b)   Normal Course Issuer Bids:

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

        On February 16, 2010, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock at the Company's discretion under a normal course issuer bid ("NCIB"). The common shares purchased under this program were cancelled. The Company has repurchased 3,409,300 shares under this repurchase program during the year ended December 31, 2010.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

9. Common shares: (Continued)

A charge of $1,741,947 was recorded in additional paid in capital for the excess of the purchase price over the carrying value of the common shares. The NCIB terminated upon the commencement of the modified Dutch Tender Offer described in the paragraph above.

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

        On November 22, 2006, the Shareholders of the Company approved the Company's 2006 Equity Compensation Plan, which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Stock Option Plan. The Company's 2006 Equity Compensation Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the Plan is 5.0 million shares. On October 8, 2010, the 2006 Equity Compensation Plan was amended to increase the number of shares which have been set aside for issuance by an additional 1.9 million shares to 6.9 million shares. Generally, options issued under the Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which are immediately exercisable and have a five year term.

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

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Stock option plans: (Continued)

        The fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was estimated using the following assumptions:

	Year ended December 31,
	2010	2009	2008
Volatility	71.9%	81.6%	65.5%
Risk-free interest rate	1.9%	1.2%	2.9%
Expected life (in years)	4.4	2.5	4.2
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.39	$0.27	$0.31

        Details of stock option transactions are as follows:

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	7,213,977	$0.56	7,292,777	$0.51	6,249,517	$0.56
Granted	1,804,000	0.69	245,000	0.54	1,276,000	0.58
Exercised	(33,678)	0.44	(68,707)	0.37	(35,000)	0.27
Forfeited	(204,959)	0.66	(213,593)	0.59	(192,740)	0.73
Expired	(507,091)	1.02	(41,500)	0.80	(5,000)	0.27

Outstanding, end of year	8,272,249	$0.56	7,213,977	$0.56	7,292,777	$0.56

Options exercisable, end of year	6,205,248	$0.51	6,088,342	$0.53	5,629,735	$0.51

        The stock options expire at various dates through 2017.

        As of December 31, 2010, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31 - $0.49	3,684,295	$0.38	2.5	$1,282,081	3,684,295	$0.38	$1,282,081
$0.56 - $0.69	1,942,454	$0.59	4.0	262,928	1,545,954	$0.59	214,883
$0.70 - $0.99	2,645,500	$0.77	4.9	45,380	975,000	$0.85	2,150

	8,272,249	$0.56		$1,590,389	6,205,249	$0.51	$1,499,114

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

10. Stock option plans: (Continued)

        Total unrecognized compensation cost relating to unvested stock options at December 31, 2010, prior to the consideration of expected forfeitures, is approximately $597,000 and is expected to be recognized over a weighted average period of 3.6 years.

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $10,000, $1,000 and $12,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2010, 2009 and 2008 was $14,809, $25,422 and $9,450 respectively.

        The Company recorded stock-based compensation amounting to $400,002, $295,261 and $287,800 for the years ended December 31, 2010, 2009 and 2008 respectively.

11. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 34% to the income before provision for income taxes as a result of the following:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Income for the year before provision for income taxes	$2,327,793	$11,989,822	$2,195,943

Computed expected tax expense	$791,450	$4,076,539	$768,580
Increase (reduction) in income tax expense resulting from:
State income taxes	5,819	29,975	65,878
Permanent differences, including foreign exchange	(22,812)	800,535	45,443
Investment tax credits recovered	(50,311)	(281,320)	—
Other, including alternative minimum tax and adjustments to opening deferred tax assets	82,928	864,950	(207,738)
Effect of change in income tax rates	—	772,093	—
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(596,229)	(6,514,156)	(551,029)

Provision for (recovery of) income taxes	210,845	$(251,384)	$121,134

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

11. Income taxes: (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2010 and 2009 are presented below:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating losses carried forward	$—	$—
Deferred revenue	5,732,912	5,513,843
Amortization	2,077,758	2,644,932

Total gross deferred tax assets	7,810,670	8,158,775
Less valuation allowance	(3,655,070)	(4,251,299)

Net deferred tax assets	$4,155,600	$3,907,476

Deferred income tax asset, current portion	$—	$—
Deferred income tax asset, long-term portion	4,155,600	3,907,476

	$4,155,600	$3,907,476

Deferred tax liabilities:
Reserves and other	$(1,155,600)	$(907,476)

Indefinite life intangible assets	$(4,840,000)	$(4,840,000)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is appropriate to record a valuation allowance in the amount of $3.7 million at December 31, 2010 and a valuation allowance in the amount of $4.3 million at December 31, 2009.

        At December 31, 2010 Tucows' unrecognized tax benefits amounted to $167,000, which if recognized would favorably affect the income tax rate in future periods. The increase from the prior year amount of $124,000 relates to an unrecognized tax benefit for 2010 research and development tax credits offset by settlement of certain amounts in Pennsylvania related to the 1996 - 2000 taxation years net of adjustments to certain amounts related to subsequent years.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefit in tax expense. The Company did not have any significant interest and penalties accrued as of January 1, 2009 and December 31, 2010.

        Tucows believes that it is reasonably possible that $117,000 of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior years' taxes owing in Pennsylvania within that period and that certain other state tax returns will be filed.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

11. Income taxes: (Continued)

        The following is a reconciliation of Tucows's change in uncertain tax position under FIN 48:

Total Gross Unrecognized Tax Benefits
Balance as at December 31, 2009	$124,000
Increase in uncertain tax benefits for the current year	50,000
Decrease in uncertain tax benefits of prior years	(7,000)

Balance as at December 31, 2010	$167,000

12. Other income, net:

        In connection with the sale of the Company's investment in Afilias, the Company recognized a gain on disposition of the first traunch of shares in the amount of $3.1 million during Fiscal 2008. During Fiscal 2009, the Company recognized gains on disposition of the second and third and final share traunches of $2.0 million and $1.9 million, respectively.

        Afilias has also paid dividends aggregating to $454,000 in Fiscal 2008. These dividends have been recorded as other income in the statement of operations. No dividends were paid during Fiscal 2010 and Fiscal 2009.

        In 2002, we assigned to an unrelated third party, various patents which were acquired by us in the merger with Infonautics in 2001. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2009 we received an amount of $603,000. No amount was received during the year ended December 31, 2010 as a result of this assignment. During the year ended December 31, 2008 we received an amount of $235,000.

        As part of the Company's decision to divest of non-strategic assets, in June and September 2008 the Company entered into definitive agreements with two purchasers to acquire the Company's web hosting end-user websites and customers. This resulted in our recording a gain on the sale of these customer relationships of $2.1 million during Fiscal 2008.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

13. Earnings per common share:

        The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Numerator for basic and diluted earnings per common share:
Income for the year	$2,116,948	$12,241,206	$2,074,809

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	57,982,248	69,145,001	73,817,347
Effect of stock options	1,973,540	1,211,012	1,012,870

Diluted weighted average number of shares outstanding	59,955,788	70,356,013	74,830,217

Basic earnings per common share	$0.04	$0.18	$0.03

Diluted earnings per common share	$0.04	$0.17	$0.03

        Options to purchase 2,937,000 common shares were outstanding during 2010 (2009: 3,780,962; 2008: 3,123,980) but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares. The options which expire in years 2011 to 2017 were still outstanding at the end of 2010.

14. Commitments and contingencies:

        (a)   The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

2011	$2,068,000
2012	1,506,000
2013	675,000
2014	474,000
2015	474,000
Thereafter	2,640,000

        Rental expense under operating lease agreements was $593,000, $540,000, and $563,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

        (b)   In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as at December 31, 2010 cannot be predicted with

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

14. Commitments and contingencies: (Continued)

certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company's financial position.

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

        The following table provides a summary of the fair values of the Company's derivative instruments measured at fair value on a recurring basis as at December 31, 2010:

	December 31, 2010
	Fair Value Measurements Using
				Assets at Fair Value
	Level 1	Level 2	Level 3
Derivative instrument asset	$—	$833,960	$—	$833,960

Total Assets	$—	$833,960	$—	$833,960

        The following table provides a summary of the fair values of the Company's derivative instruments measured at fair value on a recurring basis as at December 31, 2009:

	December 31, 2009
	Fair Value Measurements Using
				Liabilities at Fair Value
	Level 1	Level 2	Level 3
Derivative instrument asset	$—	$2,204,670	$—	$2,204,670

Total Assets	$—	$2,204,670	$—	$2,204,670

16. Subsequent events:

        In March 2011 the Company received notification that it had earned an additional amount of $0.3 million as a result of a routine audit in connection with Infonautics patents that it assigned in 2002 to a third party who continues to commercialize these patents. The Company expects payment of this amount imminently. In connection with the assignment of these patents, the Company retained the right to share in certain revenue relating to any cash flow received by such third party. This revenue is comparable to the $0.6 million the Company recognized in June 2009 in connection with these patents. As the costs of commercializing the patents are expected to increase in the future, the Company does not expect any future revenue received to be material.

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

17. Supplemental information:

        (a)   The following is a summary of the Company's revenue earned from each significant revenue stream:

	Year ended December 31,
	2010	2009	2008
OpenSRS:
Domain Services	$64,977,121	$59,248,732	$53,966,640
Email Services	2,325,253	3,636,866	5,765,223
Other Services	4,368,781	4,425,940	4,476,676

Total OpenSRS Services	71,671,155	67,311,538	64,208,539
Yummy Names	6,123,708	6,623,292	4,896,943
Hover	4,559,833	4,970,635	7,194,352
Butterscotch	2,223,809	2,033,747	2,168,046

	$84,578,505	$80,939,212	$78,467,880

        During the years ended December 31, 2010, 2009 and 2008, no customer accounted for more than 10% of total revenue. As at December 31, 2010, three customers accounted for 35% of accounts receivable, as at December 31, 2009, one customer accounted for 11% of accounts receivable, while as at December 31, 2008, two customers accounted for 20% of accounts receivable.

        (b)   The following is a summary of the Company's cost of revenues from each significant revenue stream:

	Year ended December 31,
	2010	2009	2008
OpenSRS:
Domain Services	$54,087,893	$48,202,033	$42,854,184
Email Services	425,836	546,455	340,048
Other Services	1,570,481	1,622,086	1,629,894

Total OpenSRS Services	56,084,210	50,370,574	44,824,126
Yummy Names	817,290	847,269	716,627
Hover	1,527,727	1,925,188	2,272,532
Butterscotch	65,622	44,886	29,195
Network, other costs	4,648,899	4,748,189	6,771,556
Network, depreciation and amortization costs	1,331,576	1,789,987	3,073,649

	$64,475,324	$59,726,093	$57,687,685

Tucows Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollar Amounts in U.S. dollars)

17. Supplemental information: (Continued)

        (c)   The following is a summary of the Company's property and equipment by geographic region:

	Year ended December 31,
	2010	2009	2008
Canada	$1,041,692	$1,475,056	$2,292,358
United States	510,657	506,533	752,274
United Kingdom	—	5,179	28,326

	$1,552,349	$1,986,768	$3,072,958

        (d)   The following is a summary of the Company's amortizable intangible assets by geographic region:

	Year ended December 31,
	2010	2009	2008
Canada	$2,621,160	$4,189,728	$5,575,884
United States	57,600	230,400	403,200

	$2,678,760	$4,420,128	$5,979,084

        (e)   The following is a summary of the Company's deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2010	2009	2008
Canada	$4,155,600	$3,907,476	$3,000,000

	$4,155,600	$3,907,476	$3,000,000

        (f)    Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, including provision for credit notes
2010	$115,000	$(50,000)	$—	$65,000
2009	$125,000	$(10,000)	$—	$115,000
2008	$95,000	$30,000	$—	$125,000
Valuation allowance for deferred tax asset:
2010	$4,251,000	$(595,930)	$—	$3,655,070
2009	$10,765,000	$(6,514,000)	$—	$4,251,000
2008	$11,316,000	$(551,000)	$—	$10,765,000

EXHIBIT INDEX

Exhibit No.		Description
3.1		Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on November 29, 2007).

3.2		Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).

10.1	*	2006 Equity Compensation Plan, as amended and restated effective as of July 29, 2010 (Incorporated by reference to Exhibit 99(d)(1) filed with Tucows' Schedule TO, as filed with the SEC on September 17, 2010).

10.2	*	Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.3	*	Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 28, 2004).

10.4		Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.5		Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 4, 2004 (Incorporated by reference to Exhibit 10.5 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.6	*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows' annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.7	#	Registrar Accreditation Agreement, effective as of June 25, 2005, as amended June 22, 2009, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co.

10.8		Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows' registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.11		Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.12		Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.13		Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

Exhibit No.		Description
10.14		Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows' current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.15		Operating Loan Agreement, dated September 10, 2010, between Tucows.com Co. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.1 filed with Tucows' current report on Form 8-K, as filed with the SEC on September 13, 2010).

10.16		Offer Letter, dated August 30, 2010, between Tucows Inc. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.2 filed with Tucows' current report on Form 8-K, as filed with the SEC on September 13, 2010).

21.1	#	Subsidiaries of Tucows Inc.

23.1	#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.

31.2	#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.

32.1	#	Chief Executive Officer's Section 1350 Certification.

32.2	#	Chief Financial Officer's Section 1350 Certification.

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

Signature	Title	Date

/s/ ELLIOT NOSS Elliot Noss	President, Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2011
/s/ MICHAEL COOPERMAN Michael Cooperman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2011
/s/ STANLEY STERN Stanley Stern	Director	March 22, 2011
/s/ EUGENE FIUME Eugene Fiume	Director	March 22, 2011
/s/ EREZ GISSIN Erez Gissin	Director	March 22, 2011
/s/ JOICHI ITO Joichi Ito	Director	March 22, 2011
/s/ ALLEN KARP Allen Karp	Director	March 22, 2011
/s/ LLOYD N. MORRISETT Lloyd N. Morrisett	Director	March 22, 2011

Signature	Title	Date

/s/ RAWLEIGH RALLS Rawleigh Ralls	Director	March 22, 2011
/s/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 22, 2011