Form 10-Q
period 2011-03-31
TUCOWS INC /PA/
filed 2011-05-13
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

As of May 12, 2011, there were 53,455,541 outstanding shares of common stock, no par value, of the registrant.

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

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,164,166	$4,205,729
Accounts receivable, net of allowance for doubtful accounts of $65,000 as of March 31, 2011 and December 31, 2010	4,254,800	3,021,995
Prepaid expenses and deposits	2,885,523	2,363,876
Derivative instrument asset, current portion (note 6)	721,256	833,960
Prepaid domain name registry and ancillary services fees, current portion	39,029,239	37,016,871
Income taxes recoverable	485,000	620,000
Total current assets	51,539,984	48,062,431

Prepaid domain name registry and ancillary services fees, long-term portion	12,808,350	12,820,479
Property and equipment	1,430,242	1,552,349
Deferred financing charges	11,200	15,600
Deferred tax asset, long-term portion (note 7)	4,232,000	4,155,600
Intangible assets (note 4)	16,543,926	16,883,401
Goodwill	17,990,807	17,990,807
Total assets	$104,556,509	$101,480,667

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,778,092	$1,664,006
Accrued liabilities	1,634,522	1,346,436
Customer deposits	3,868,879	3,960,312
Loan payable, current portion (note 5)	827,322	1,305,883
Deferred revenue, current portion	48,141,934	45,832,374
Accreditation fees payable, current portion	586,290	547,810
Deferred tax liability, current portion (note 7)	1,232,000	1,155,600

Total current liabilities	58,069,039	55,812,421

Deferred revenue, long-term portion	16,747,268	16,738,429
Accreditation fees payable, long-term portion	166,283	168,580
Deferred rent, long-term portion	6,945	-
Deferred tax liability, long-term portion (note 7)	4,840,000	4,840,000

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding		-
Common stock - no par value, 250,000,000 shares authorized; 53,455,691 shares issued and outstanding as of March 31, 2011 and 53,448,591 shares issued and outstanding as of December 31, 2010	11,331,134	11,324,866
Additional paid-in capital	40,772,110	40,700,587
Deficit	(27,376,270)	(28,104,216)
Total stockholders' equity	24,726,974	23,921,237
Total liabilities and stockholders' equity	$104,556,509	$101,480,667

See accompanying notes to unaudited consolidated financial statements

Subsequent events (note 14).

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)

	Three months ended March 31,
	2011	2010
	(unaudited)

Net revenues (note 9)	$22,555,207	$20,445,153

Cost of revenues:
Cost of revenues	15,695,140	13,731,550
Network expenses (*)	1,262,828	1,193,324
Depreciation of property and equipment	236,681	310,058
Amortization of intangible assets (note 4)	19,290	74,802
Total cost of revenues (note 9)	17,213,939	15,309,734

Gross profit	5,341,268	5,135,419

Operating expenses:
Sales and marketing (*)	2,024,703	1,862,336
Technical operations and development (*)	1,199,236	1,243,013
General and administrative (*)	1,096,926	815,580
Depreciation of property and equipment	46,187	43,889
Amortization of intangible assets (note 4)	306,990	360,540
Loss (gain) on change in fair value of forward exchange contracts	112,704	(113,973)
Total expenses	4,786,746	4,211,385

Income from operations	554,522	924,034

Other income (expenses):
Interest (expense) income, net	(11,540)	(39,168)
Other income	323,329	-
Total other income (expenses)	311,789	(39,168)

Income before provision for income taxes	866,311	884,866

Provision for income taxes (note 7)	138,365	316,000

Net income for the period	$727,946	$568,866

Basic earnings per common share (note 8)	$0.01	$0.01

Shares used in computing basic earnings per common share (note 8)	53,437,672	61,265,903

Diluted earnings per common share (note 8)	$0.01	$0.01

Shares used in computing diluted earnings per common share (note 8)	55,747,952	63,338,084

See accompanying notes to consolidated financial statements

(*) Stock-based compensation has been included in expenses as follows:

Cost of revenues	$6,013	$3,628
Sales and marketing	25,333	15,686
Technical operations and development	15,708	14,581
General and administrative	27,277	22,734

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)

	Three months ended March 31,
	2011	2010
Cash provided by (used in):	(unaudited)
Operating activities:

Net income for the period	$727,946	$568,866
Items not involving cash:
Depreciation of property and equipment	282,868	353,947
Amortization of deferred financing charges	4,400	7,400
Amortization of intangible assets	326,280	435,342
Deferred rent	6,945	-
Disposal of domain names	13,195	7,572
Unrealized loss (gain) in the fair value of forward exchange contracts	112,704	(113,973)
Stock-based compensation	74,331	56,629
Changes in non-cash operating working capital:
Accounts receivable	(1,232,805)	(875,500)
Prepaid expenses and deposits	(521,647)	(361,702)
Prepaid fees for domain name registry and ancillary services fees	(2,000,239)	(2,615,569)
Income taxes recoverable	135,000	316,000
Accounts payable	253,897	186,569
Accrued liabilities	316,472	(126,804)
Customer deposits	(91,433)	270,799
Deferred revenue	2,318,399	3,204,593
Accreditation fees payable	36,183	64,397

Net cash provided by operating activities	762,496	1,378,566

Financing activities:
Proceeds received on exercise of stock options	3,460	4,501
Repurchase of common stock	-	(5,212,272)
Repayment of loan payable	(478,561)	(478,561)

Net cash used in financing activities	(475,101)	(5,686,332)

Investing activities:
Additions to property and equipment	(328,958)	(142,732)
Net cash used in investing activities	(328,958)	(142,732)

Decrease in cash and cash equivalents	(41,563)	(4,450,498)

Cash and cash equivalents, beginning of period	4,205,729	9,632,394
Cash and cash equivalents, end of period	$4,164,166	$5,181,896

Supplemental cash flow information:
Interest paid	$11,589	$39,276

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$105,136	$98,040

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2011 and the results of operations and cash flows for the interim periods ended March 31, 2011 and 2010. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in Tucows’ 2010 Annual Report on Form 10-K filed with the SEC on March 22, 2011.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“Update 2009-13”). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted these updates beginning January 1, 2011 and the adoption thereof is not expected to have a material impact on our consolidated financial statements.

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

A summary of acquired intangible assets for the three months ended March 31, 2011 is as follows:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total

Net book value, December 31, 2010	$25,720	$519,780	$2,133,260	$12,125,918	$2,078,723	$16,883,401
Sale of domain names	—	—	—	(649)	(12,546)	(13,195)
Amortization expense	(19,290)	(41,760)	(265,230)	—	—	(326,280)
Net book value, March 31, 2011	$6,430	$478,020	$1,868,030	$12,125,269	$2,066,177	$16,543,926

5. LOAN PAYABLE:

The Company has credit agreements with the Bank of Montreal that provides it access to the following facilities:

1.
a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007, under which $0.8 million was owing as of March 31, 2011. This facility is repayable in equal monthly installments of $159,520 plus interest. The Company can elect to pay interest either at the Bank of Montreal (“BMO”) U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. The Company has elected to pay interest based on LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. The Company will continue to make annual cash sweep payments to the Bank based on certain metrics in the Company’s audited financial statements. Based on the anticipated annual cash sweep payment for Fiscal 2010, the Company expects that the remaining balance will be fully repaid by June 2011;

2.
a non-revolving, reducing demand loan facility for $2.0 million which can be used to finance the repurchase of the Company’s common shares. As of March 31, 2011, the Company had no borrowings under this credit facility. Any advances under this facility are repayable in equal monthly installments over 60 months plus interest. This facility is subject, following the first draw, to an undrawn aggregate standby fee of 0.20% which is payable quarterly in arrears. The Company can elect to pay interest either at the Bank of Montreal (“BMO”) U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. This facility requires the Company to make annual cash sweep payments to the Bank based on the Company’s audited financial statements

3.
an operating demand loan for $1.0 million to fund operational requirements. As of March 31, 2011, the Company had no borrowings under this credit facility. The Company has agreed to pay any outstanding principal amounts advanced under this facility, plus interest at a rate of BMO U.S. Base Rate plus 1.30%. Interest is payable monthly in arrears. Any borrowings under the facility are expected to fluctuate widely, with periodic clean-up at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of $500. The Operating Demand Loan Facility is payable on demand at any time, at the sole discretion of the Bank, with or without cause; and

4.
a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts the Company enters into from time to time to mitigate the exchange rate risk on portions of its Canadian dollar exposure. At March 31, 2011, the Company had forward exchange contracts to trade $10.5 million U.S. dollars in exchange for Canadian dollars.

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

The non-revolving reducing demand loan facilities also require that the Company complies with the following financial covenants: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Company’s Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which will be reviewed on an annual basis. As of and for the period ended March 31, 2011, the Company was in compliance with these covenants.

Principal loan repayments over the next five years are as follows:

Current portion:
2011	$827,322

6. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at March 31, 2011 was a net unrealized gain of $0.7 million as compared to a net unrealized gain of $0.8 million at December 31, 2010. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At March 31, 2011, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

April - June 2011	$3,900,000	0.9635	$274,018
July - September 2011	3,900,000	0.9604	278,831
October - December 2011	2,700,000	0.9666	168,407
Total	$10,500,000	0.9631	$721,256

The Company does not apply hedge accounting and, therefore, for the three months ended March 31, 2011, the Company recorded a loss of $0.1 million in the fair value of forward contracts in its consolidated statements of operations. For the three months ended March 31, 2010, the Company recorded a gain on forward contracts of $0.1 million.

7. INCOME TAXES

For the three months ended March 31 2011, the Company recorded a provision for income taxes of $0.1 million on income before income taxes of $0.9 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Comparatively, for the three months ended March 31, 2010, the Company recorded a current tax expense of $0.3 million on income before income taxes of $0.9 million, using an estimated effective tax rate for its 2010 fiscal year.

As of December 31, 2010, the Company recorded a valuation allowance of $3.7 million and a net deferred tax asset of $3.0 million. As of March 31, 2011 the Company has recorded a non-current deferred tax asset of $4.2 million and a current deferred tax liability of $1.2 million. As of March 31, 2011 and December 31, 2010, the Company has also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

The Company analyzes the carrying value of its net deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the three months ended March 31, 2011, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of the valuation allowance.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.2 million of total gross unrecognized tax benefit as of March 31, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as an estimate for unrecognized tax benefits for 2010 research and development tax credits. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued as of March 31, 2011 and December 31, 2010, respectively. The Company believes it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2010 Canadian research and development claim will be filed and assessed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Numerator for basic and diluted earnings per common share:
Net income for the period	$727,946	$568,866
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	53,437,672	61,265,903
Effect of outstanding stock options	2,310,280	2,072,181
Diluted weighted average number of shares outstanding	55,747,952	63,338,084
Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

For the three months ended March 31, 2011, outstanding options to purchase 2,572,500 shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares and as a result are considered anti-dilutive. During the three months ended March 31, 2010, outstanding options to purchase 1,374,967 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares

The computation of earnings per share and diluted earnings per share for the three months ended March 31, 2010 include reductions in the number of shares outstanding due to these purchases (see note 11).

9. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2011	2010
OpenSRS :
Domain Services	$17,540,380	$15,403,010
Email Services	685,267	638,188
Other Services	1,234,916	1,093,711
Total OpenSRS Services	19,460,563	17,134,909

YummyNames	1,392,381	1,711,321
Hover	1,195,056	1,129,497
Butterscotch	507,207	469,426
	$22,555,207	$20,445,153

No customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2011 or the three months ended March 31, 2010. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of March 31, 2011, one customer accounted for 12% of accounts receivable. As of March 31, 2010, two customers accounted for 32% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2011	2010
OpenSRS :
Domain Services	$14,572,871	$12,616,231
Email Services	102,534	107,138
Other Services	399,644	387,123
Total OpenSRS Services	15,075,049	13,110,492

YummyNames	177,914	202,754
Hover	419,295	399,445
Butterscotch	22,882	18,859
Network, other costs	1,262,828	1,193,324
Network, depreciation and amortization costs	255,971	384,860
	$17,213,939	$15,309,734

The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2011	December 31, 2010

Canada	$980,701	$1,041,692
United States	449,541	510,657
	$1,430,242	$1,552,349

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2011 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the three month period ended March 31, 2011:

			Additional		Total
	Common stock		paid in		stockholders’
	Shares	Amount	capital	Deficit	equity

Balances, December 31, 2010	53,448,591	$11,324,866	$40,700,587	$(28,104,216)	$23,921,237
Exercise of stock options	7,250	6,268	(2,808)	—	3,460
Stock-based compensation	—	—	74,331	—	74,331
Cancellation of restricted stock	(150)	—	—	—	—
Net income for the period	—	—	—	727,946	727,946
Balances, March 31, 2011	53,455,691	$11,331,134	$40,772,110	$(27,376,270)	$24,726,974

The following unaudited table summarizes stockholders’ equity transactions for the three month period ended March 31, 2010:

			Additional		Total
	Common stock		paid in		stockholders’
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$31,096,571
Exercise of stock options	10,433	8,320	(3,819)	—	4,501
Repurchase and retirement of shares –	(6,341,470)	(1,268,294)	(3,222,692)	—	(4,490,986)
Dutch Auction
Repurchase and retirement of shares –	(956,000)	(191,200)	(530,086)	—	(721,286)
Normal course issuer bid
Stock-based compensation	—	—	56,629	—	56,629
Issuance of restricted stock	—	—	—	—	—
Cancellation of restricted stock	(500)	—	—	—	—
Net income for the period	—	—	—	568,866	568,866
Balances, March 31, 2010	59,792,816	$12,579,210	$43,587,383	$(29,652,298)	$26,514,295

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

No stock options were granted during the periods ended March 31, 2011 or March 31, 2010

Details of stock option transactions for the three months ended March 31, 2011 and March 31, 2010 are as follows:

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of period	8,272,249	$0.56	7,203,977	$0.56
Exercised	(7,250)	0.48	(10,433)	0.43
Forfeited	(10,250)	0.71	(15,000)	0.64
Expired	—	—	(383,374)	0.98
Outstanding, end of period	8,254,749	$0.56	6,795,170	$0.53
Options exercisable, end of period	6,436,499	$0.52	5,942,169	$0.51

As of March 31, 2011, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,680,295	$0.38	2.3	$1,722,356	3,680,295	$0.38	$1,722,356
$0.56-$0.71	3,446,954	$0.64	4.7	720,998	1,631,204	$0.60	412,710
$0.80-$0.99	1,127,500	$0.86	2.8	4,650	1,125,000	$0.86	4,650
	8,254,749	$0.56	3.4	$2,448,004	6,436,499	$0.52	$2,139,716

Total unrecognized compensation cost relating to unvested stock options at March 31, 2011, prior to the consideration of expected forfeitures, was approximately $519,000 and is expected to be recognized over a weighted average period of 2.7 years.

The Company recorded stock-based compensation of $74,172 and $56,436 for the three months ended March 31, 2011 and 2010, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)	Restricted stock awards

During the three months ended March 31, 2011, no restricted stock awards were granted to any employees of the Company.

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

Total unrecognized compensation cost relating to unvested restricted stock awards at March 31, 2011, prior to the consideration of expected forfeitures, was approximately $2,000 and is expected to be recognized over a weighted average period of 2.0 years.

The Company recorded stock-based compensation associated with restricted stock awards of $159 and $193 for the three months ended March 31, 2011 and 2010, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets measured at fair value on a recurring basis at March 31, 2011:

	March 31, 2011
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$721,256	$—	$721,256
Total Assets	$—	$721,256	$—	$721,256

The following table provides a summary of the fair values of the Company’s derivative instrument assets measured at fair value on a recurring basis as at December 31, 2010:

	December 31, 2010
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$833,960	$—	$833,960
Total Assets	$—	$833,960	$—	$833,960

14. SUBSEQUENT EVENTS

During May 2011, the Company entered into foreign exchange forward contracts relating to a portion of its 2012 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $2.4 million, whereby $0.3 million is converted into Canadian dollars during 2012 at an average foreign exchange rate of US$1.00: Cdn$0.9674.

15. RECLASSIFICATION

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company’s foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential gTLD expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US tax returns; our expectations regarding cash from operations to fund our business; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

●	Our ability to continue to generate sufficient working capital to meet our operating requirements;

●	Our ability to maintain a good working relationship with our vendors and customers;

●	The ability of vendors to continue to supply our needs;

●	Actions by our competitors;

●	Our ability to achieve gross profit margins at which we can be profitable;

●	Our ability to attract and retain qualified personnel in our business;

●	Our ability to effectively manage our business;

●	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

●	Pending or new litigation; and

●	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Our primary distribution channel is a global network of more than 11,000 resellers in over 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operations Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

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

OpenSRS, our wholesale service, manages eleven million domain names, under its accreditation by the Internet Corporation for Assigned Names and Numbers, or ICANN, as well as names Tucows manages for other registrars under their own accreditations; millions of mailboxes and tens of thousands of digital certificates through a network of over 11,000 web hosts, Internet service providers, or ISPs, and other resellers around the world.

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

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 4,500 videos and over 400,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage ten million domains under our ICANN accreditation, as well as names we manage for other registrars under their own accreditations.

For the three months ended March 31, 2011 and 2010, we reported revenue of $22.6 million and $20.4 million, respectively. For the three months ended March 31, 2011 and 2010, our OpenSRS domain service offering accounted for 79% and 76% of our total revenue, respectively.

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

	Three months ended March 31,(1)
	2011	2010
	(in 000’s)
Total new, renewed and transferred-in domain name registrations provisioned	2,062	1,950
Domain names under management
Provisioned on behalf of Tucows	9,590	8,307
Provisioned on behalf of accredited registrars	1,403	1,699
Total domain names under management	10,993	10,006

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

In 2007, we entered into contractual agreements with Verisign for the supply of domain names. These agreements expire in 2012. Under the agreements, Verisign charges a fee for .com and .net domain names of $7.34 and $5.40 respectively, for each year for which a domain name is registered. In addition, in terms of Verisign’s agreement with ICANN, Verisign has the right to increase the fee it charges for a .com or .net domain name by up to an additional 7% once in either 2011 or 2012. Mandated registry price increases such as this will adversely increase our service costs as a percentage of our total revenue. To implement this price increase however, Verisign is required to give registrars six months’ notice.

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

Display advertising from the desk-top software download site has historically been the largest source of Butterscotch revenue. This revenue stream has suffered from the secular shift away from desktop software. Recently, we have experienced an increase in video advertising and corporate video revenue as advertisers continue to migrate their advertising spend towards more content rich websites such as Butterscotch.com. A portion of this increase was from larger video contracts which may not be repeatable. In addition, to reach a wider audience of consumers, Butterscotch has refocused its efforts towards mobile technology. We believe that these initiatives present us with a potentially larger long-term revenue opportunity. However, if our marketing efforts with the above initiatives, together with other initiatives we take to grow our revenue and our page views, are not successful in offsetting any decline we experience in display advertising from the desk-top software download site, in the short term, may result in a decline in Butterscotch revenue.

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain service, (b) email service and (c) other services. From time to time we receive fees from vendors to expand or maintain the market position for their services. These market development funds are recognized as earned and are reflected under other services. In the case where these programs do not meet the criteria for revenue recognition under ASC 605-50 “Customer Payments and Incentives”, they are reflected as cost of goods sold. Additionally, other services include revenue from secure sockets layer, or SSL certificates sales, as well as revenue from the sale of blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users along with billing solutions for ISPs.

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

As of March 31, 2011, we offer registration services for the generic top-level domain (“gTLDs”) .com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains (“ccTLDs”) .at, .au, .be, .bz, .ca, .co, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li, .me, .mx .nl, .tv, .uk, .ws, and .us.

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective July 2010, registry fees for the .com and .net registrations supplied by our largest registry supplier, Verisign, were increased by an additional 7%. This increase in registry fees, in accordance with our pricing policy, was passed on to our customers at cost. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services; enhanced domain name suggestion tools and access to our Premium Domain name services. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Except for certain large customers with whom we have negotiated alternative arrangements, payments for the full term of service are received at the time of activation of service. All fees received in connection with domain name registration are non-refundable, and where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Other OpenSRS Services

We derive revenue from other services primarily from provisioning SSL certificates. From time to time, we also receive fees from vendors to expand or maintain the market position for their services. These market development funds are earned as incurred and are reflected under other services revenue. Any accrued market development funds are offset against accounts receivable. In addition, we provision blogware and website building tools that are used by our resellers to create bundles of Internet services for their end-users, as well as the provision of billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

YummyNames

We derive revenue from our portfolio of domain names by displaying advertising on the domains and by making them available for sale or lease. In addition we display advertising on “parked pages” within OpenSRS. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into a web browser, they are presented with dynamically generated links that are pay-per-click advertising. Every time a user clicks on one of these links, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click advertising (“parked page vendors”).

Our parked page vendor relationships may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from parked page vendors depends on their advertising networks’ assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements rendered on their websites. We have no control over any of these quality assessments. Parked page vendors may from time to time change their existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering pay-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. In addition, parked page vendors may at any time change or suspend the nature of the service that they provide to online advertisers. These types of changes or suspensions would adversely impact our ability to generate revenue from pay-per-click advertising.

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

Hover

Hover sells retail Internet domain name registration and email services to individuals and small businesses via its website at http://hover.com. These services include the sale of personalized email through Tucows’ portfolio of surname-based domain names as well as simplified interfaces that allow customers to connect their domain names to websites and email addresses through a unique domain forwarding system.

Our customers purchase services in one to ten year terms, with a majority of services purchased for a one-year term. Payments for the full term of all services are received at the time of service activation and, where appropriate, are recorded as deferred revenue and recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during quarterly and annual periods.

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

Revenue recognition policy

We earn revenues from the following services:

●	OpenSRS (Domain, Email and Other Services);
●	YummyNames;
●	Hover; and
●	Butterscotch.

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

Revenue from the sale of domain names, through YummyNames, consists primarily of amounts earned for the transfer of rights to domain names that are currently under the Company’s control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only when payment is received, except where a fixed contract has been negotiated, in which case revenues are recognized once all the terms of the contract have been satisfied.

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

Goodwill and indefinite life intangibles are not amortized, but are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. Goodwill and indefinite life intangibles are tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We review goodwill and indefinite life intangibles at least annually for possible impairment in the fourth quarter of each year as more fully described under the caption “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended March 31, 2011 or during the three months ended March 31, 2010.

Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables as more fully described under the caption “Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. The long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in a charge to earnings in future periods due to the potential for a write-down of goodwill in connection with such tests.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of March 31, 2011, we had $18.0 million and $16.5 million, respectively, in goodwill and intangible assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2011	2010
OpenSRS :
Domain Services	$17,540,380	$15,403,010
Email Services	685,267	638,188
Other Services	1,234,916	1,093,711
Total OpenSRS Services	19,460,563	17,134,909

YummyNames	1,392,381	1,711,321
Hover	1,195,056	1,129,497
Butterscotch	507,207	469,426
	$22,555,207	$20,445,153
Increase over comparative period	$2,110,054
Increase - percentage	10%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2011	2010
OpenSRS :
Domain Services	79%	76%
Email Services	3%	3%
Other Services	5%	5%
Total OpenSRS Services	87%	84%

YummyNames	6%	8%
Hover	5%	6%
Butterscotch	2%	2%
	100%	100%

Deferred revenue from domain name registrations and other services at March 31, 2011 increased to $64.9 million from $59.5 million at March 31, 2010.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2011 and, at March 31, 2011, one customer accounted for 12% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

For the three months ended March 31, 2011, OpenSRS revenue increased by $2.3 million, or 14%, to $19.5 million when compared to the three months ended March 31, 2010, primarily as a result of OpenSRS domain revenue increasing by $2.1 million or 14% to $17.5 million. This increase resulted primarily from the impact of passing on the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries and from our success in attracting customers with increased transaction volumes. In addition, email revenue increased by $0.1 million or 7% to $0.7 million and other services increased by $0.1 million or 13% to $1.2 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases may not be repeatable as our vendor partners may elect to cancel or amend their marketing programs at any time.

During the three months ended March 31, 2011, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.1 million transactions to 2.1 million transactions as compared to the three months ended March 31, 2010. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage. In addition, new TLDs, including new IDN TLDs, ccTLDs and gTLDs, may be introduced by ICANN in 2011 and/or 2012. We cannot assess the impact, if any; the introduction of these new TLDs will have on our revenues and results of operations. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As of March 31, 2011, the total domain names under our management increased by 1.3 million to 9.6 million, when compared to March 31, 2010. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of March 31, 2011, we managed 1.4 million domain names on behalf of other accredited registrars, a decrease of 0.3 million compared to the 1.7 million managed for accredited registrars as of March 31, 2010. The decrease is primarily attributable to the loss of an accredited registrar who had 0.3 million domains under management with us who have transferred their domain registration business to a competitive registrar with whom they have a reciprocal supply arrangement.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 decreased by $0.3 million, or 19%, to $1.4 million.

During the three months ended March 31, 2011, we earned $1.1 million by making domain names in our portfolio available for sale or lease compared to $1.3 million during the three months ended March 31, 2010. In addition we earned $0.3 million from our pay-per-click advertising or parked pages program during the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010.

The decrease in portfolio sales primarily reflects the timing of portfolio domain names sales and the decreased contribution we receive from third-parties on the delivery of advertisements on parked pages as a result of changes parked page vendors have experienced from their advertising network partners.

The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from domain portfolio services is driven by general macroeconomic factors that affect internet advertising. Our advertising revenues are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

Hover

Net revenues from Hover for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 increased by $0.1 million, or 6%, to $1.2 million. This increase reflects the success our marketing initiatives and improved website are having on our ability to attract new customers and retain existing ones.

This increase was offset in part by our de-emphasizing new customer acquisitions while we were undertaking the redevelopment of our website and the transition of our retail customers from our Domain Direct, NetIdentity and IYD services to Hover, which resulted in deferred revenue growth being muted. This quarter, however, Hover cash receipts have grown faster than revenue being recognized from prior periods by $0.4 million and is indicative of a return to a growth trend for Hover deferred revenue.

During the three months ended March 31, 2011, the success of our marketing programs have however resulted in cash receipts growing faster than revenue being recognized from prior periods. Consequently, Hover deferred revenue at March 31, 2011 has resumed a growth trend.

Butterscotch

Net revenues from Butterscotch for the three months ended March 31, 2011 were $0.5 million, unchanged from the three months ended March 31, 2010, as increases in revenue from video advertising and corporate video revenue were offset by decreases in revenue from display advertising from the Tucows.com desk-top software libraries (which historically has been the largest source of Butterscotch revenue) and our Author Resource Center. These decreases reflect what we believe is a current preference of advertisers for more content rich websites. In addition, Ad Sense revenues continue to decline as a result of Google's elimination of their enterprise level AdSense program. A portion of the increase in video advertising and corporate video revenues was generated by larger video contracts, which may not recur.

COST OF REVENUES

OpenSRS

OpenSRS Domain Service

Cost of revenues for domain registrations represents the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period. Market development funds that do not meet the criteria for revenue recognition under ASC 605-50 “Customer Payments and Incentives”, are reflected as cost of goods sold and are recognized as earned.

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

General

As a significant portion of our expenses are incurred in Canadian dollars, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted operating expenses during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2011	2010
OpenSRS :
Domain Services	$14,572,871	$12,616,231
Email Services	102,534	107,138
Other Services	399,644	387,123
Total OpenSRS Services	15,075,049	13,110,492

YummyNames	177,914	202,754
Hover	419,295	399,445
Butterscotch	22,882	18,859
Network, other costs	1,262,828	1,193,324
Network, depreciation and amortization costs	255,971	384,860
	$17,213,939	$15,309,734
Increase over comparative period	$1,904,205
Increase - percentage	12%

The following table presents our cost of revenues, as a percentage of total revenues:

		Three months ended March 31,
	2011	2010

OpenSRS :
Domain Services	64%	62%
Email Services	0%	0%
Other Services	2%	2%
Total OpenSRS Services	66%	64%

YummyNames	1%	1%
Hover	2%	2%
Butterscotch	0%	0%
Network, other costs	6%	6%
Network, depreciation and amortization costs	1%	2%
	76%	75%

Percentage of net revenues	76%	75%

Total cost of revenues for the three months ended March 31, 2011 increased by $1.9 million, or 12%, to $17.2 million from $15.3 million for the three months ended March 31, 2010. We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2011. Prepaid domain registration and other Internet services fees as of March 31, 2011 increased by $5.5 million, or 12%, to $51.8 million from $46.3 million at March 31, 2010.

OpenSRS

Costs for OpenSRS for the three months ended March 31, 2011 increased by $2.0 million, or 15%, to $15.1 million, when compared to the three months ended March 31, 2010.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in July 2010 experienced during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. This increase was partially offset by an amount of $0.2 million being market development funds that we received from a vendor.

YummyNames

Costs for YummyNames for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 remained relatively flat at $0.2 million and primarily reflects the timing of portfolio domain names sales.

Hover

Costs for Hover for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 remained relatively flat at $0.4 million.

As more fully described under Hover revenue, the success that our marketing initiatives have had on our ability to attract new customers and retain existing ones has resulted in Hover deferred costs resuming a growth trend during the three months ended March 31, 2011. As part of our marketing initiatives, however, we have simplified our pricing model, which has resulted in a slight decline in our gross margin as a percentage of revenue. Deferred costs have thus grown at a slightly faster rate than deferred revenue which will negatively impact our gross margin in future periods as these costs are recognized from prior periods.

Network costs

Network costs before depreciation and amortization for the three months ended March 31, 2011 increased by $0.1 million, to $1.3 million, when compared to the three months ended March 31, 2010, despite the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 6% as compared to the three months ended March 31, 2010, and reflects our improved efficiency in operating and managing our co-location facilities.

Network depreciation and amortization costs for the three months ended March 31, 2011 decreased by $0.1 million to $0.3 million primarily as a result of our being able to decrease our capital spend on network equipment.

A significant portion of our operating and network expenses are incurred in Canadian dollars. As a result, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted all of our operating costs, during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Exchange rates are, however, subject to significant and rapid fluctuations, and we therefore cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2011	2010
Sales and marketing	$2,024,703	$1,862,336
Increase over comparative period	$162,367
Increase - percentage	9%
Percentage of net revenues	9%	9%

Sales and marketing expenses for the three months ended March 31, 2011 increased by $0.2 million or 9% $2.0 million when compared to the three months ended March 31, 2010. This increase was primarily due to higher workforce costs that resulted from additional people employed in both our marketing and customer service areas, additional marketing expenses incurred in attending additional trade shows, as well as the negative impact of the approximately 6% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the three months ended March 31, 2010.

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

	Three months ended March 31,
	2011	2010
Technical operations and development	$1,199,236	$1,243,013
(Decrease) increase over comparative period	$(43,777)
(Decrease) increase - percentage	(4)%
Percentage of net revenues	5%	6%

Technical operations and development expenses for the three months ended March 31, 2011 remained relatively flat at $1.2 million when compared to the three months ended March 31, 2010, primarily due to the productivity improvements that have resulted from our adoption of an agile development model, which deploys our development, quality assurance, product management and operations employees into smaller teams, offsetting the approximate 6% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to the three months ended March 31, 2010.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2011	2010
General and administrative	$1,096,926	$815,580
Increase over comparative period	$281,346
Increase - percentage	34%
Percentage of net revenues	5%	4%

General and administrative expenses for the three months ended March 31, 2011 increased by $0.3 million, or 34%, to $1.1 million as compared to the three months ended March 31, 2010. This was primarily as a result of our recording a foreign exchange gain of $0.5 million during the three months ended March 31, 2011 as compared to a foreign exchange gain of $0.6 million during the three months ended March 31, 2010. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 6% from the three months ended March 31, 2010. This increase was also as a result of an increase in professional fees and workforce related costs of $0.2 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2011	2010
Depreciation of property and equipment	$46,187	$43,889
Increase over comparative period	$2,298
Increase - percentage	5%
Percentage of net revenues	-%	-%

Depreciation costs for the three months ended March 31, 2011 increased by $2,000, or 5%, to $46,000.

During the remainder of Fiscal 2011 we are planning on reconfiguring our Toronto facility to better support our agile teams.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2011	2010
Amortization of intangible assets	$306,990	$360,540
Decrease over comparative period	$(53,550)
Decrease - percentage	(15)%
Percentage of net revenues	1%	2%

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

	Three months ended March 31,
	2011	2010
Loss (gain) on change in fair value of forward contracts	$112,704	$(113,973)
Decrease over comparative period	$226,677
Decrease - percentage	(199)%
Percentage of net revenues	0%	-1%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through November 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended March 31, 2011 was a net loss of $0.1 million, as compared to a net gain of $0.1 million for the three months ended March 31, 2010. This net loss in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

At March 31, 2011, our balance sheet reflects a derivative instrument asset of $0.7 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2011	2010
Other income (expenses), net	$311,789	$(39,168)
Increase over comparative period	$350,957
Increase - percentage	(896)%
Percentage of net revenues	1%	-%

Other income increased by $0.4 million as compared to the three months ended March 31, 2010, to $0.3 million.

As a result of a routine audit undertaken by the third party who is commercializing the Infonautics patents that we assigned to them in 2002, we received an additional payment of $0.3 million in March 2011. As the costs of commercializing the patents have increased, we do not expect any future revenue received to be material.

Other expenses for the three months ended March 31, 2011 also decreased when compared to the three months ended March 31, 2010 as the interest payable pursuant to the terms of our Amended Credit Facility has continued to reduce as a result of the monthly principal payments we have made since March 31, 2010.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended March 31,
	2011	2010
Provision for income taxes	$138,365	$316,000
Decrease over comparative period	$(177,635)
Decrease - percentage	(56)%
Percentage of income before provision for income taxes	16%	36%

For the three months ended March 31 2011, we recorded a provision for income taxes of $0.1 million on income before income taxes of $0.9 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which we do not anticipate obtaining a current tax benefit. Comparatively, for the three months ended March 31, 2010, we recorded a current tax expense of $0.3 million on income before income taxes of $0.9 million, using an estimated effective tax rate for its 2010 fiscal year.

As of December 31, 2010, we recorded a valuation allowance of $3.7 million and a net deferred tax asset of $3.0 million. As of March 31, 2011 we have recorded a non-current deferred tax asset of $4.2 million and a current deferred tax liability of $1.2 million. As of March 31, 2011 and December 31, 2010, we have also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

We analyze the carrying value of our net deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the three months ended March 31, 2011, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of the valuation allowance.

We follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $0.2 million of total gross unrecognized tax benefit as of March 31, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as an estimate for unrecognized tax benefits for 2010 research and development tax credits. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of March 31, 2011 and December 31, 2010, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in

Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2010 Canadian research and development claim will be filed and assessed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our cash and cash equivalents balance remained flat at $4.2 million, when compared to December 31, 2010. Our principal source of liquidity during the three months ended March 31, 2011 was net cash provided by operating activities of $0.8 million. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our consolidated balance sheets, which impacted amounts shown in our consolidated statement of cash flows.

We have credit agreements with the Bank of Montreal that provides us access to:

1.           a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007 under which $0.8 million was owing as of March 31, 2011. Based on the anticipated annual cash sweep payment for Fiscal 2010, we expect that this remaining balance will be fully repaid by June 2011;
2.           a non-revolving, reducing demand loan facility for $2.0 million which can be used to finance the repurchase of our common shares. As of March 31, 2011, we had no borrowings under this credit facility;
3.           an operating demand loan for $1.0 million to fund operational requirements. As of March 31, 2011, we had no borrowings under this credit facility; and
4.           a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts we enter into from time to time to mitigate the exchange rate risk on portions of our Canadian dollar exposure At March 31, 2011, we had forward exchange contracts to trade $10.5 million U.S. dollars in exchange for Canadian dollars.

Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement also requires us to make annual cash sweep payments on our non-revolving, reducing demand loans. They also require us to comply with certain customary non-financial covenants as well as certain financial covenants. As of and for the three months ended March 31, 2011, we were in compliance with these covenants.

Net cash provided by operating activities for the three months ended March 31, 2011 totaled $0.8 million, compared to $1.4 million for the three months ended March 31, 2010. Net cash provided by operating activities, before changes in non-cash operating working capital increased by $0.2 million to $1.5 million for the three months ended March 31, 2011 compared to $1.3 million for the three months ended March 31, 2010 primarily the result of the impact of the strengthening Canadian dollar and our forward exchange contracts have on our results. Net cash used in non-cash operating working capital increased by $0.9 million to $0.8 million for the three months ended March 31, 2011 compared to a decrease of $0.1 million for the three months ended March 31, 2010.

This additional investment of cash in non-cash working capital was primarily the result of increases totaling $1.3 million in accounts receivable and the deposits we maintain with our registry suppliers which reflect our increased sales volumes, a decrease in income taxes recoverable and a decrease in customer deposits during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. In addition, deferred revenue net of prepaid domain name registry and other Internet services fees, increased by $0.3 million, as compared to the three months ended March 31, 2010. These additional working capital needs were partially offset by an increase in accounts payable and accruals of $0.8 million, as compared to the three months ended March 31, 2010.

Net cash used in financing activities during the three months ended March 31, 2011 totaled $0.5 million as compared to $5.7 million for the three months ended March 31, 2010. Of the $5.7 million used during the three months ended March 31, 2010, $5.2 million was used to fund share repurchases as described in the following paragraph and in both the three months ended March 31, 2011 and 2010, $0.5 million was used for principal repayments under our Amended Credit Facility.

Under our share repurchase programs we used $4.5 million to repurchase 6.4 million shares pursuant to the terms of a Dutch auction tender offer completed during January 2010 and $0.7 million to repurchase 956,000 of our shares under the terms of our stock repurchase program announced in February 2010.

Investing activities used net cash of $0.3 million to acquire additional property and equipment during the three months ended March 31, 2011, as compared to the $0.1 million during the three months ended March 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2011. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2011, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

	Notional	Weighted average
	amount of	exchange rate of
Maturity date	U.S. dollars	U.S. dollars	Fair value

April - June 2011	$3,900,000	0.9635	$274,018
July - September 2011	3,900,000	0.9604	278,831
October - December 2011	2,700,000	0.9666	168,407
Total	$10,500,000	0.9631	$721,256

During May 2011, the Company entered into foreign exchange forward contracts to hedge a portion of its 2012 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $2.4 million, whereby $0.3 million is converted into Canadian dollars during 2012 at an average foreign exchange rate of US$1.00: Cdn$0.9674.

The Company does not apply hedge accounting and, therefore, for the three months ended March 31, 2011, the Company recorded a loss of $0.1 million in the fair value of forward contracts in its consolidated statements of operations. For the three months ended March 31, 2010, the Company recorded a gain on forward contracts of $0.1 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2011. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2011 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 1A. Risk factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Date: May 13, 2011	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

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