Form 10-Q
period 2011-06-30
TUCOWS INC /PA/
filed 2011-08-11
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, there were 53,455,391 outstanding shares of common stock, no par value, of the registrant.

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

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,348,256	$4,205,729
Accounts receivable, net of allowance for doubtful accounts of $24,075 as of June 30, 2011 and $65,000 as of December 31, 2010	4,150,559	3,021,995
Prepaid expenses and deposits	3,587,525	2,363,876
Derivative instrument asset, current portion (note 6)	533,852	833,960
Prepaid domain name registry and ancillary services fees, current portion	40,818,212	37,016,871
Income taxes recoverable	460,000	620,000
Total current assets	53,898,404	48,062,431

Prepaid domain name registry and ancillary services fees, long-term portion	12,768,720	12,820,479
Property and equipment	1,295,658	1,552,349
Deferred financing charges	7,500	15,600
Deferred tax asset, long-term portion (note 7)	4,245,000	4,155,600
Intangible assets (note 4)	16,251,850	16,883,401
Goodwill	17,990,807	17,990,807
Total assets	$106,457,939	$101,480,667

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,689,950	$1,664,006
Accrued liabilities	1,699,617	1,346,436
Customer deposits	3,702,609	3,960,312
Derivative instrument liability current portion (note 6)	5,753	-
Loan payable, current portion (note 5)	348,762	1,305,883
Deferred revenue, current portion	50,121,286	45,832,374
Accreditation fees payable, current portion	574,637	547,810
Deferred tax liability, current portion (note 7)	1,245,000	1,155,600

Total current liabilities	59,387,614	55,812,421

Deferred revenue, long-term portion	16,706,784	16,738,429
Accreditation fees payable, long-term portion	163,545	168,580
Deferred rent, long-term portion	13,964	-
Deferred tax liability, long-term portion (note 7)	4,840,000	4,840,000

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding		-
Common stock - no par value, 250,000,000 shares authorized; 53,455,391 shares issued and outstanding as of June 30, 2011 and 53,448,591 shares issued and outstanding as of December 31, 2010	11,331,134	11,324,866
Additional paid-in capital	40,825,509	40,700,587
Deficit	(26,810,611)	(28,104,216)
Total stockholders' equity	25,346,032	23,921,237
Total liabilities and stockholders' equity	$106,457,939	$101,480,667

See accompanying notes to unaudited consolidated financial statements

Subsequent events (note 14).

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net revenues (note 9)	$23,045,923	$20,846,598	$45,601,130	$41,291,751

Cost of revenues:
Cost of revenues	16,224,936	14,236,414	31,920,076	27,967,964
Network expenses (*)	1,235,498	1,219,572	2,498,326	2,412,896
Depreciation of property and equipment	213,089	253,057	449,770	563,115
Amortization of intangible assets (note 4)	6,430	74,802	25,720	149,604
Total cost of revenues (note 9)	17,679,953	15,783,845	34,893,892	31,093,579

Gross profit	5,365,970	5,062,753	10,707,238	10,198,172

Operating expenses:
Sales and marketing (*)	1,771,971	1,786,893	3,796,674	3,649,229
Technical operations and development (*)	1,231,593	1,189,937	2,430,829	2,432,950
General and administrative (*)	1,133,387	600,776	2,230,313	1,416,356
Depreciation of property and equipment	45,495	43,431	91,682	87,320
Amortization of intangible assets (note 4)	277,750	360,540	584,740	721,080
Loss on change in fair value of forward exchange contracts	193,157	1,924,985	305,861	1,811,012
Total expenses	4,653,353	5,906,562	9,440,099	10,117,947

Income (loss) from operations	712,617	(843,809)	1,267,139	80,225

Other income (expenses):
Interest (expense) income, net	(8,657)	(33,727)	(20,197)	(72,895)
Other income	51,648	-	374,977	-
Total other income (expenses)	42,991	(33,727)	354,780	(72,895)

Income before provision for income taxes	755,608	(877,536)	1,621,919	7,330

Provision for income taxes (note 7)	189,949	(105,758)	328,314	210,242

Net income (loss) for the period	$565,659	$(771,778)	$1,293,605	$(202,912)

Basic earnings (loss) per common share (note 8)	$0.01	$(0.01)	$0.02	$-

Shares used in computing basic earnings (loss) per common share (note 8)	53,444,841	59,193,180	53,441,276	60,223,815

Diluted earnings (loss) per common share (note 8)	$0.01	$(0.01)	$0.02	$-

Shares used in computing diluted earnings (loss) per common share (note 8)	55,796,435	59,193,180	55,784,998	60,223,815

Stock-based compensation has been included in expenses as follows:(*)
Network expenses	$5,349	$5,574	$11,362	$9,202
Sales and marketing	$19,127	$25,545	$44,460	$41,231
Technical operations and development	$11,394	$18,264	$27,102	$32,845
General and administrative	$17,529	$51,890	$44,806	$74,624

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities:

Net income (loss) for the period	$565,659	$(771,778)	$1,293,605	$(202,912)
Items not involving cash:
Depreciation of property and equipment	258,584	296,488	541,452	650,435
Amortization of deferred financing charges	3,700	6,700	8,100	14,100
Amortization of intangible assets	284,180	435,342	610,460	870,684
Deferred rent	7,019	-	13,964	-
Disposal of domain names	7,896	4,434	21,091	12,006
Unrealized loss in the fair value of forward exchange contracts	193,157	1,924,985	305,861	1,811,012
Stock-based compensation	53,399	101,273	127,730	157,902
Changes in non-cash operating working capital:
Accounts receivable	104,241	311,895	(1,128,564)	(563,605)
Prepaid expenses and deposits	(702,002)	(66,785)	(1,223,649)	(428,487)
Prepaid fees for domain name registry and ancillary services fees	(1,749,343)	(815,103)	(3,749,582)	(3,430,672)
Income taxes recoverable	25,000	(24,000)	160,000	292,000
Accounts payable	(50,074)	(385,999)	203,823	(199,430)
Accrued liabilities	65,095	94,120	381,567	(32,684)
Customer deposits	(166,270)	(433,559)	(257,703)	(162,760)
Deferred revenue	1,938,868	531,558	4,257,267	3,736,151
Accreditation fees payable	(14,391)	(36,080)	21,792	28,317

Net cash provided by operating activities	824,718	1,173,491	1,587,214	2,552,057

Financing activities:
Proceeds received on exercise of stock options	-	10,308	3,460	14,809
Repurchase of common stock	-	(1,702,520)	-	(6,914,792)
Repayment of loan payable	(478,560)	(478,560)	(957,121)	(957,121)

Net cash used in financing activities	(478,560)	(2,170,772)	(953,661)	(7,857,104)

Investing activities:
Additions to property and equipment	(162,068)	(116,947)	(491,026)	(259,679)
Net cash used in investing activities	(162,068)	(116,947)	(491,026)	(259,679)

Increase (decrease) in cash and cash equivalents	184,090	(1,114,228)	142,527	(5,564,726)

Cash and cash equivalents, beginning of period	4,164,166	5,181,896	4,205,729	9,632,394
Cash and cash equivalents, end of period	$4,348,256	$4,067,668	$4,348,256	$4,067,668

Supplemental cash flow information:
Interest paid	$8,718	$33,521	$20,307	$72,797

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$67,068	$6,687	$67,068	$6,687

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

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in the United States and the United Kingdom.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2011 and the results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

During the three months ended June 30, 2011, the Company recorded an immaterial out-of-period adjustment to our prepaid domain name registry asset in the amount of $0.2 million. This adjustment also reduced our cost of revenues for the three months ended June 30, 2011 by $0.2 million.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“Update 2009-13”). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Update 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted this update beginning January 1, 2011 and the adoption has not had a material impact on our consolidated financial statements.

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

A summary of acquired intangible assets for the three months ended June 30, 2011 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, March 31, 2011	$6,430	$478,020	$1,868,030	$12,125,269	$2,066,177	$16,543,926
Sales of domain names	—	—	—	(1,622)	(6,274)	(7,896)
Amortization expense	(6,430)	(37,720)	(240,030)	—	—	(284,180)
Net book value, June 30, 2011	$—	$440,300	$1,628,000	$12,123,647	$2,059,903	$16,251,850

A summary of acquired intangible assets for the six months ended June 30, 2011 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2010	$25,720	$519,780	$2,133,260	$12,125,918	$2,078,723	$16,883,401
Sales of domain names	—	—	—	(2,271)	(18,820)	(21,091)
Amortization expense	(25,720)	(79,480)	(505,260)	—	—	(610,460)
Net book value, June 30, 2011	$—	$440,300	$1,628,000	$12,123,647	$2,059,903	$16,251,850

5. LOAN PAYABLE:

The Company has credit agreements with the Bank of Montreal that provides it access to the following facilities:

1.
a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007, under which $0.3 million was owing as of June 30, 2011. This facility is repayable in equal monthly installments of $159,520 plus interest. The Company can elect to pay interest either at the Bank of Montreal (“BMO”) U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. The Company has elected to pay interest based on LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. This facility requires that the Company make annual cash sweep payments to the Bank based on certain metrics in the Company’s audited financial statements, as described in more detail below. The remaining balance under this facility will be fully repaid by September 2011;

2.
a non-revolving, reducing demand loan facility for $2.0 million which can be used to finance the repurchase of the Company’s common shares. As of June 30, 2011, the Company had no borrowings under this credit facility. Any advances under this facility are repayable in equal monthly installments over 60 months plus interest. This facility is subject, following the first draw, to an undrawn aggregate standby fee of 0.20% which is payable quarterly in arrears. The Company can elect to pay interest either at the Bank of Montreal (“BMO”) U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. All interest is payable monthly in arrears as incurred. This facility requires that the Company make annual cash sweep payments to the Bank based on certain metrics in the Company’s audited financial statements, as described in more detail below;

3.
an operating demand loan for $1.0 million to fund operational requirements. As of June 30, 2011, the Company had no borrowings under this credit facility. The Company has agreed to pay any outstanding principal amounts advanced under this facility, plus interest at a rate of BMO U.S. Base Rate plus 1.30%. Interest is payable monthly in arrears. Any borrowings under the facility are expected to fluctuate widely, with periodic clean-up at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of $500. The Operating Demand Loan Facility is payable on demand at any time, at the sole discretion of the Bank, with or without cause; and

4.
a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts the Company enters into from time to time to mitigate the exchange rate risk on portions of its Canadian dollar exposure. At June 30, 2011, the Company had forward exchange contracts to trade $12.6 million U.S. dollars in exchange for Canadian dollars.

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

The non-revolving reducing demand loan facilities also require that the Company complies with the following financial covenants: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Company’s Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which such limit will be reviewed on an annual basis. As of and for the period ended June 30, 2011, the Company was in compliance with these covenants.

In addition the Company’s credit facility also requires it to make annual cash sweep payments on its non-revolving, reducing demand loans if certain excess cash thresholds are achieved. As of June 30, 2011, the estimated cash sweep payment for the year ended December 31, 2010, which was payable during the three months ended June 30, 2011, would have been sufficient to fully repay all amounts outstanding under the credit facility, and this cash sweep payment was waived by the Bank. On July 27, 2011 our credit agreements with the Bank of Montreal were amended as more fully described under Note 14; Subsequent Events and $2.5 million was drawn under the amended non-revolving, reducing demand loan facility to fund the acquisition of EPAG Domainservices GmbH on August 1, 2011.

Principal loan repayments over the next five years are as follows:

2011	$348,762

6. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at June 30, 2011 was a net unrealized gain of $0.5 million as compared to a net unrealized gain of $0.8 million at December 31, 2010. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At June 30, 2011, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2011	$3,900,000	0.9604	$310,256
October – December, 2011	2,700,000	0.9666	190,808
2011	6,600,000	0.9629	501,064

January – March, 2012	1,200,000	1.0283	13,335
January – March, 2012	1,800,000	1.0283	(3,513)
April – June, 2012	2,400,000	1.0230	19,453
April – June, 2012	600,000	1.0230	(2,240)
2012	6,000,000	1.0257	27,035

Total	$12,600,000	0.9918	$528,099

The Company does not apply hedge accounting and, therefore, for the three and six months ended June 30, 2011, the Company recorded a loss of $0.2 million and $0.3 million respectively in the fair value of forward contracts in its consolidated statements of operations. For the three and six months ended June 30, 2010, the Company recorded a loss on forward contracts of $1.9 million and $1.8 million respectively.

7. INCOME TAXES

For the six months ended June 30, 2011, the Company recorded a provision for income taxes of $0.3 million on income before income taxes of $1.6 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Comparatively, for the six months ended June 30, 2010, the Company recorded a current tax expense of $0.2 million on income before income taxes of $7,330, using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Included in the provision for income taxes is a recovery of $95,721 in respect of refundable Ontario research tax credits.

As of December 31, 2010, the Company recorded a valuation allowance of $3.7 million and a net deferred tax asset of $3.0 million. As of June 30, 2011 the Company has recorded a non-current deferred tax asset of $4.2 million and a current deferred tax liability of $1.2 million. As of June 30, 2011 and December 31, 2010, the Company has also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

The Company analyzes the carrying value of its net deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the six months ended June 30, 2011, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of the valuation allowance.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.2 million of total gross unrecognized tax benefit as of June 30, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2010 Canadian research and development tax credits. The Company is evaluating whether to file a Canadian research and development claim for 2011 and expects that if such a claim is filed the amount of credits are not expected to be significant. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued as of June 30, 2011 and December 31, 2010, respectively. The Company believes it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2010 Canadian research and development claim will be assessed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss) for the period	$565,659	$(771,778)	$1,293,605	$(202,912)
Denominator for basic and diluted earnings (loss) per common share:
Basic weighted average number of common shares outstanding	53,441,841	59,193,180	53,441,276	60,223,815
Effect of outstanding stock options	2,354,594	—	2,343,722	—
Diluted weighted average number of shares outstanding	55,796,435	59,193,180	55,784,998	60,223,815
Basic earnings (loss) per common share	$0.01	$(0.01)	$0.02	$0.00
Diluted earnings (loss) per common share	$0.01	$(0.01)	$0.02	$0.00

For the three months ended June 30, 2011, outstanding options to purchase 2,466,250 shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares and as a result are considered anti-dilutive. During the three months ended June 30, 2010, outstanding options to purchase 2,837,750 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. For the three months ended June 30, 2010, 2,028,478 shares underlying potentially dilutive securities of were excluded from the computation of diluted weighted average number of shares outstanding as they were anti-dilutive to the basic loss per share.

For the six months ended June 30, 2011, outstanding options to purchase 2,466,250 shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares and as a result are considered anti-dilutive. During the six months ended June 30, 2010, outstanding options to purchase 2,837,750 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares. For the six months ended June 30, 2010, 2,054,771 shares underlying potentially dilutive securities were excluded from the computation of diluted weighted average number of shares outstanding as they were anti-dilutive to the basic loss per share.

During the three and six months ended June 30, 2010, 2,453,300 and 3,409,300 common shares were repurchased and cancelled, respectively, under the terms of our stock repurchase program announced in February 2010.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2010 includes reductions in the number of shares outstanding due to these repurchases (see note 11). No common shares were repurchased during the three or six months ended June 30, 2011.

9. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$18,219,728	$15,748,912	$35,760,108	$31,151,922
Email Services	628,486	580,658	1,313,753	1,218,846
Other Services	1,238,296	1,084,943	2,473,213	2,178,654
Total OpenSRS Services	20,086,510	17,414,513	39,547,074	34,549,422

YummyNames	1,295,100	1,631,848	2,687,481	3,343,169
Hover	1,278,365	1,110,962	2,473,420	2,240,459
Butterscotch	385,948	689,275	893,155	1,158,701
	$23,045,923	$20,846,598	$45,601,130	$41,291,751

No customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2011 or the three and six months ended June 30, 2010. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of June 30, 2011, two customers accounted for 24% of accounts receivable, all of which has been paid subsequent to June 30, 2010. As of June 30, 2010, two customers accounted for 25% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$15,101,335	$13,089,345	$29,674,211	$25,705,576
Email Services	94,200	117,319	196,734	224,457
Other Services	399,551	400,342	799,194	787,465
Total OpenSRS Services	15,595,086	13,607,006	30,670,139	26,717,498

YummyNames	207,414	253,740	385,326	456,495
Hover	418,571	350,288	837,864	749,733
Butterscotch	3,865	25,380	26,747	44,238
Network, other costs	1,235,498	1,219,572	2,498,326	2,412,896
Network, depreciation and amortization costs	219,519	327,859	475,490	712,719
	$17,679,953	$15,783,845	$34,893,892	$31,093,579

The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2011	December 31, 2010

Canada	$941,228	$1,041,692
United States	354,430	510,657
	$1,295,658	$1,552,349

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2011 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

11. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the three and six month period ended June 30, 2011:

			Additional		Total
	Common Stock		paid in		Stockholders’
	Shares	Amount	Capital	Deficit	equity

Balances, December 31, 2010	53,448,591	$11,324,866	$40,700,587	$(28,104,216)	$23,921,237
Exercise of stock options	7,250	6,268	(2,808)	—	3,460
Stock-based compensation	—	—	74,331	—	74,331
Cancellation of restricted stock	(150)	—	—	—	—
Net income for the period	—	—	—	727,946	727,946
Balances, March 31, 2011	53,455,691	11,331,134	40,772,110	(27,376,270)	24,726,974

Stock-based compensation	—	—	53,399	—	53,399
Cancellation of restricted stock	(300)	—	—	—	—
Net income for the period	—	—	—	565,659	565,659
Balances, June 30, 2011	53,455,391	$11,331,134	$40,825,509	$(26,810,611)	$25,346,032

The following unaudited table summarizes stockholders’ equity transactions for the three and six month period ended June 30, 2010:

			Additional		Total
	Common Stock		paid in		Stockholders’
	Shares	Amount	Capital	Deficit	equity

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$31,096,571
Exercise of stock options	10,433	8,320	(3,819)	—	4,501
Repurchase and retirement of shares – Dutch Auction	(6,341,470)	(1,268,294)	(3,222,692)	—	(4,490,986)
Repurchase and retirement of shares – Normal course issuer bid	(956,000)	(191,200)	(530,086)	—	(721,286)
Stock-based compensation	—	—	56,629	—	56,629
Cancellation of restricted stock	(500)	—	—	—	—
Net income for the period	—	—	—	568,866	568,866
Balances, March 31, 2010	59,792,816	12,579,210	43,587,383	(29,652,298)	26,514,295

Exercise of stock options	23,245	19,030	(8,721)	—	10,309
Repurchase and retirement of shares – Normal course issuer bid	(2,453,300)	(490,660)	(1,211,861)	—	(1,702,521)
Stock-based compensation	—	—	101,273	—	101,273
Cancellation of restricted stock	(150)	—	—	—	—
Net loss for the period	—	—	—	(771,778)	(771,778)
Balances, June 30, 2010	57,362,611	$12,107,580	$42,468,074	$(30,424,076)	$24,151,578

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

On February 16, 2010, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion. The Company has repurchased 2,453,300 shares under this repurchase program during the three months ended June 30, 2010. The Company has repurchased 3,409,300 shares under this repurchase program during the six months ended June 30, 2010. No share repurchases were made during the six months ended June 30, 2011.

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

No stock options were granted during the three and six months ended June 30, 2011.

During the three and six months ended June 30, 2010, stock options to purchase 1,574,000 common shares were granted. The stock options granted during the three and six months ended June 30, 2010 expire on various dates through 2017.

Details of stock option transactions for the three months ended June 30, 2011 and June 30, 2010 are as follows:

	Three months ended		Three months ended
	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,254,749	$0.56	6,795,170	$0.53
Granted	—	—	1,574,000	0.70
Exercised	—	—	(23,245)	0.44
Forfeited	(17,625)	0.69	(23,125)	0.70
Expired	—	—	(98,717)	1.17
Outstanding, end of period	8,237,124	$0.55	8,224,083	$0.56
Options exercisable, end of period	6,972,124	$0.53	6,069,833	$0.51

Details of stock option transactions for the six months ended June 30, 2011 and June 30, 2010 are as follows:

	Six months ended		Six months ended
	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,272,249	$0.56	7,203,977	$0.56
Granted	—	—	1,574,000	0.70
Exercised	(7,250)	0.48	(33,678)	0.44
Forfeited	(27,875)	0.70	(38,125)	0.67
Expired	—	—	(482,091)	1.02
Outstanding, end of period	8,237,124	$0.55	8,224,083	$0.56
Options exercisable, end of period	6,972,124	$0.53	6,069,833	$0.51

As of June 30, 2011, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,680,295	$0.38	2.0	$1,538,341	3,680,295	$0.38	$1,538,341
$0.56-$0.71	3,430,829	$0.64	4.5	546,600	2,165,829	$0.61	402,325
$0.80-$0.99	1,126,000	$0.86	2.6	—	1,126,000	$0.86	—
	8,237,124	$0.55	3.1	$2,084,941	6,972,124	$0.53	$1,940,666

Total unrecognized compensation cost relating to unvested stock options at June 30, 2011, prior to the consideration of expected forfeitures, was approximately $461,000 and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of $53,202 and $101,049 for the three months ended June 30, 2011 and 2010, respectively.

The Company recorded stock-based compensation of $127,374 and $157,485 for the six months ended June 30, 2011 and 2010, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)	Restricted stock awards

During the three and six months ended June 30, 2011, no restricted stock awards were granted to any employees of the Company.

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

Total unrecognized compensation cost relating to unvested restricted stock awards at June 30, 2011, prior to the consideration of expected forfeitures, was approximately $1,300 and is expected to be recognized over a weighted average period of 1.8 years.

The Company recorded stock-based compensation associated with restricted stock awards of $197 and $224 for the three months ended June 30, 2011 and 2010, respectively.

The Company recorded stock-based compensation associated with restricted stock awards of $356 and $417 for the six months ended June 30, 2011 and 2010, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	June 30, 2011
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$533,852	$—	$533,852
Total Assets	$—	$533,852	$—	$533,852

Derivative Instrument liability	$—	$5,753	$—	$5,753
Total Liabilities	$—	$5,753	$—	$5,753

The following table provides a summary of the fair values of the Company’s derivative instrument assets measured at fair value on a recurring basis as at December 31, 2010:

	December 31, 2010
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$833,960	$—	$833,960
Total Assets	$—	$833,960	$—	$833,960

14. SUBSEQUENT EVENTS

a.	Amendment to the Company's credit facility with the Bank of Montreal.

On July 27, 2011, the Company and the Bank of Montreal amended the Company's credit facility to modify the terms and amount of the facility. The Amended Credit Facility continues to provide for (i) repayment of the current outstanding balance under Existing Demand Loan 1, (ii) the Treasury Risk Management Facility and (iii) the Existing Operating Demand Loan. Under the Amended Credit Facility, Existing Demand Loan 2 has been restructured to provide an aggregate of $8.0 million in funds available through a demand loan revolving facility (the “2011 DLR Loan”) and a demand loan revolving, reducing facility (the “2011 DLRR Loan”, and together with the 2011 DLR Loan, the “2011 Demand Loan Facilities”). Advances under the 2011 Demand Loan Facilities are to be used to finance repurchases of Company Common Stock and for certain permitted acquisitions.

On July 28, 2011, the Company drew down $2.5 million on the 2011 DLR Loan to fund the acquisition of EPAG Domainservices GmbH referenced below.

b.	Acquisition of EPAG Domainservices GmbH

On August 1, 2011, the Company, through its wholly-owned subsidiary Tucows (Germany) Inc., entered into a Stock Purchase Agreement with QSC AG pursuant to which it acquired all the shares of EPAG Domainservices GmbH from QSC AG for approximately US$2.5 million (€1.75 million) in an all cash transaction. The aggregate purchase price consisted of approximately US$2.1 million to purchase the shares and the settlement of a working capital adjustment of approximately US$0.4 million.

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

Our primary distribution channel is a global network of more than 12,000 resellers in over 120 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operations Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

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

OpenSRS, our wholesale service, manages eleven million domain names, under its accreditation by the Internet Corporation for Assigned Names and Numbers, or ICANN, as well as names Tucows manages for other registrars under their own accreditations; millions of mailboxes and tens of thousands of digital certificates through a network of over 12,000 web hosts, Internet service providers, or ISPs, and other resellers around the world.

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

Butterscotch, our content service, operates two advertising-supported websites, butterscotch.com and tucows.com/downloads, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 4,500 videos and over 400,000 software and mobile listings and articles. Additionally, Butterscotch provides custom video production services for technology manufacturers and ISPs.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We are an ICANN-accredited registrar and manage ten million domains under our ICANN accreditation, as well as names we manage for other registrars under their own accreditations.

For the three months ended June 30, 2011 and 2010, we reported revenue of $23.0 million and $20.8 million, respectively. For the three months ended June 30, 2011 and 2010, our OpenSRS domain service offering accounted for 78% and 76% of our total revenue, respectively.

For the six months ended June 30, 2011 and 2010, we reported revenue of $45.6 million and $41.3 million, respectively. For the three months ended June 30, 2011 and 2010, our OpenSRS domain service offering accounted for 79% and 76% of our total revenue, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(in 000’s) (1)
Total new, renewed and transferred-in domain name registrations provisioned	2,147	1,822	4,209	3,772

Domain names under management:
Provisioned on behalf of Tucows	9,771	8,420	9,771	8,420
Provisioned on behalf of accredited registrars	1,373	1,703	1,373	1,703
Total domain names under management	11,144	10,123	11,144	10,123

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

In 2009, our contractual agreement with ICANN was amended to extend the terms of the agreement through June 30, 2014. Under the agreement, ICANN charges a $0.18 fee for each year that a domain name is registered in the TLDs that fall within its purview. In addition, ICANN recently announced the timing and framework for a potentially significant expansion of the number of generic TLDs, or gTLDs. Although there can be no assurance that any gTLD expansion will occur, we believe that such expansion, if any, should result in an increase in the number of domains we register and related revenues.

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

As of June 30, 2011, we offer registration services for the generic top-level domain (“gTLDs”) .com, .net, .org, .info, .name, .biz, .tel, .mobi and .asia and for the country code top-level domains (“ccTLDs”) .at, .au, .be, .br, .bz, .ca, .co, .cc, .ch, .cn, .de, .dk, .es, .eu, .fr, .in, .it, .li, .me, .mx .nl, .tv, .uk, .ws, and .us.

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
OpenSRS (Domain, Email and Other Services);
YummyNames;
Hover; and
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

Valuation of Intangible Assets, Goodwill and Long-lived Assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Finite life intangible assets, related to the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of five to seven years, and consist of brand and customer relationships. Indefinite life intangible assets, acquired in the acquisition of Mailbank.com Inc. in June 2006, consist of surname domain names and direct navigation domain names.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and six months ended June 30, 2011 or during the three and six months ended June 30, 2010.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of June 30, 2011, we had $18.0 million in goodwill and $16.3 million in intangible assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$18,219,728	$15,748,912	$35,760,108	$31,151,922
Email Services	628,486	580,658	1,313,753	1,218,846
Other Services	1,238,296	1,084,943	2,473,213	2,178,654
Total OpenSRS Services	20,086,510	17,414,513	39,547,074	34,549,422

YummyNames	1,295,100	1,631,848	2,687,481	3,343,169
Hover	1,278,365	1,110,962	2,473,420	2,240,459
Butterscotch	385,948	689,275	893,155	1,158,701
	$23,045,923	$20,846,598	$45,601,130	$41,291,751
Increase over comparative period	$2,199,325		$4,309,379
Increase - percentage	11%		10%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	78%	76%	79%	76%
Email Services	3%	3%	3%	3%
Other Services	5%	5%	5%	5%
Total OpenSRS Services	86%	84%	87%	84%

YummyNames	6%	8%	6%	8%
Hover	6%	5%	5%	5%
Butterscotch	2%	3%	2%	3%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at June 30, 2011 increased to $66.8 million from $60.0 million at June 30, 2010.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2011 and, at June 30, 2011, two customers accounted for 24% of accounts receivable, all of which has been paid subsequent to June 30, 2010. As of June 30, 2010, two customers accounted for 25% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of June 30, 2011, two customers accounted for 24% of accounts receivable, all of which has been paid subsequent to June 30, 2010. As of June 30, 2010, two customers accounted for 25% of accounts receivable.

OpenSRS

For the three months ended June 30, 2011, OpenSRS revenue increased by $2.7 million, or 15%, to $20.1 million when compared to the three months ended June 30, 2010, primarily as a result of OpenSRS domain revenue increasing by $2.5 million or 16% to $18.2 million. This increase resulted primarily from the impact of passing on the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries and from our success in attracting customers with increased transaction volumes. In addition, email revenue increased by $0.1 million or 8% to $0.6 million and other services increased by $0.1 million or 14% to $1.2 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases may not be repeatable as our vendor partners may elect to cancel or amend their marketing programs at any time.

For the six months ended June 30, 2011, OpenSRS revenue increased by $5.0 million, or 15%, to $39.5 million when compared to the six months ended June 30, 2010, primarily as a result of OpenSRS domain revenue increasing by $4.6 million or 15% to $35.7 million. This increase resulted primarily from the impact of passing on the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries and from our success in attracting customers with increased transaction volumes. In addition, email revenue increased by $0.1 million or 8% to $1.3 million and other services increased by $0.3 million or 14% to $2.5 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases may not be repeatable as our vendor partners may elect to cancel or amend their marketing programs at any time.

During the three months ended June 30, 2011, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.3 million transactions to 2.1 million transactions as compared to the three months ended June 30, 2010. During the six months ended June 30, 2011, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.4 million transactions to 4.2 million transactions as compared to the six months ended June 30, 2010. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage. In addition, new TLDs, including new IDN TLDs, ccTLDs and gTLDs, may be introduced by ICANN in 2011 and/or 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As of June 30, 2011, the total domain names under our management increased by 1.4 million to 9.8 million, when compared to June 30, 2010. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of June 30, 2011, we managed 1.4 million domain names on behalf of other accredited registrars, a decrease of 0.3 million compared to the 1.7 million managed for accredited registrars as of June 30, 2010. The decrease is primarily attributable to the loss of an accredited registrar who had 0.3 million domains under management with us who have transferred their domain registration business to a competitive registrar with whom they have a reciprocal supply arrangement.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 decreased by $0.3 million, or 21%, to $1.3 million.

Net revenues from our YummyNames domain portfolio service for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased by $0.7 million, or 20%, to $2.7 million.

During the three months ended June 30, 2011, we earned $1.0 million by making domain names in our portfolio available for sale or lease compared to $1.3 million during the three months ended June 30, 2010. In addition we earned $0.3 million from our pay-per-click advertising or parked pages program during the three months ended June 30, 2011 and the three months ended June 30, 2010.

During the six months ended June 30, 2011, we earned $2.2 million by making domain names in our portfolio available for sale or lease compared to $2.6 million during the six months ended June 30, 2010. In addition we earned $0.5 million from our pay-per-click advertising or parked pages program during the six months ended June 30, 2011 compared to $0.7 million for the six months ended June 30, 2010.

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

Hover

Net revenues from Hover for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 increased by $0.2 million, or 15%, to $1.3 million. This increase reflects the success our marketing initiatives and improved website are having on our ability to attract new customers and retain existing ones.

Net revenues from Hover for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 increased by $0.2 million, or 10%, to $2.5 million. We believe that this increase reflects the success of our marketing initiatives and improved website in attracting new customers and retaining existing ones.

Butterscotch

Net revenues from Butterscotch for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 decreased by $0.3 million, or 44%, to $0.4 million.

Net revenues from Butterscotch for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased by $0.3 million, or 23%, to $0.9million.

These decreases reflect the decrease in revenue from display advertising from the Tucows.com desk-top software libraries (which historically has been the largest source of Butterscotch revenue) and our Author Resource Center.

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

General

As a significant portion of our expenses are incurred in Canadian dollars, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted operating expenses during the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$15,101,335	$13,089,345	$29,674,211	$25,705,576
Email Services	94,200	117,319	196,734	224,457
Other Services	399,551	400,342	799,194	787,465
Total OpenSRS Services	15,595,086	13,607,006	30,670,139	26,717,498

YummyNames	207,414	253,740	385,326	456,495
Hover	418,571	350,288	837,864	749,733
Butterscotch	3,865	25,380	26,747	44,238
Network, other costs	1,235,498	1,219,572	2,498,326	2,412,896
Network, depreciation and amortization costs	219,519	327,859	475,490	712,719
	$17,679,953	$15,783,845	$34,893,892	$31,093,579
Increase over comparative period	$1,896,108		$3,800,313
Increase - percentage	12%		12%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

OpenSRS :
Domain Services	66%	63%	66%	62%
Email Services	0%	0%	0%	0%
Other Services	2%	2%	2%	2%
Total OpenSRS Services	68%	65%	68%	64%

YummyNames	1%	1%	1%	1%
Hover	2%	2%	2%	2%
Butterscotch	0%	0%	0%	0%
Network, other costs	5%	6%	5%	6%

Network, depreciation and amortization costs	1%	2%	1%	2%
	77%	76%	77%	75%

Total cost of revenues for the three months ended June 30, 2011 increased by $1.9 million, or 12%, to $17.7 million from $15.8 million for the three months ended June 30, 2010.

Total cost of revenues for the six months ended June 30, 2011 increased by $3.8 million, or 12%, to $34.9 million from $31.1 million for the six months ended June 30, 2010.

We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2011.

Prepaid domain registration and other Internet services fees as of June 30, 2011 increased by $6.4 million, or 14%, to $53.6 million from $47.2 million at June 30, 2010.

OpenSRS

Costs for OpenSRS for the three months ended June 30, 2011 increased by $2.0 million, or 15%, to $15.6 million, when compared to the three months ended June 30, 2010.

Costs for OpenSRS for the six months ended June 30, 2011 increased by $4.0 million, or 15%, to $30.7 million, when compared to the six months ended June 30, 2010.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in July 2010 experienced during the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010. This increase was partially offset by market development funds of $0.2 million and $0.4 million we received for the three and six months ended June 30, 2011, respectively.

YummyNames

Costs for YummyNames for the three months ended June 30, 2011decreased by $0.1 million, or 18%, to $0.2 million, when compared to the three months ended June 30, 2010. Costs for YummyNames for the six months ended June 30, 2011decreased by $0.1 million, or 16%, to $0.4 million, when compared to the three months ended June 30, 2010.

We believe that these decreases primarily reflect the impact of advertising vendors’ changes to search methodologies and search algorithms on search yields from our pay-per-click advertising or parked pages programs. We believe that these changes have resulted in fewer names meeting our economic threshold for purchase.

Hover

Costs for Hover for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 remained relatively flat at $0.4 million.

Costs for Hovers for the six months ended June 30, 2011 increased by $0.1 million, or 12%, to $0.8 million, when compared to the six months ended June 30, 2010.

As more fully described under Hover revenue, the success that our marketing initiatives have had on our ability to attract new customers and retain existing ones has resulted in Hover deferred costs resuming a growth trend during the three and six months ended June 30, 2011. As part of our marketing initiatives, however, we have simplified our pricing model, which has resulted in a slight decline in our gross margin as a percentage of revenue. Deferred costs have thus grown at a slightly faster rate than deferred revenue which will negatively impact our gross margin in future periods as these costs are recognized from prior periods.

Network costs

Network costs before depreciation and amortization for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 remained relatively flat at $1.2 million and for the six months ended June 30, 2011 increased by $0.1 million, to $2.5 million, when compared to the six months ended June 30, 2010.

This was despite the significant strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 6% as compared to the three and six months ended June 30, 2010, and reflects our improved efficiency in operating and managing our co-location facilities.

A significant portion of our operating and network expenses are incurred in Canadian dollars. As a result, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted all of our operating costs, during the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010. Exchange rates are, however, subject to significant and rapid fluctuations, and we therefore cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network depreciation and amortization costs for the three and six months ended June 30, 2011 decreased by $0.1 million and $0.2 million respectively, to $0.2 million and $0.5 million respectively, primarily as a result of our being able to decrease our capital spend on network equipment.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,			Six months ended June 30,
	2011		2010	2011	2010

Sales and marketing	$1,771,971		$1,786,893	$3,796,674	$3,649,229
(Decrease) increase over comparative period	$(14,922)			$147,445
(Decrease) increase - percentage	(1	) %		4%
Percentage of net revenues	8%		9%	8%	9%

Sales and marketing expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 remained relatively flat at $1.8 million, despite the negative impact of the approximately 6% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the three months ended June 30, 2010.

Sales and marketing expenses for the six months ended June 30, 2011 increased by $0.1 million or 4% $3.8 million when compared to the six months ended June 30, 2010. This increase was primarily due to additional marketing expenses incurred in attending additional trade shows, as well as the negative impact of the approximately 6% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the six months ended June 30, 2010.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Technical operations and development	$1,231,593	$1,189,937	$2,430,829	$2,432,950
Increase (decrease) over comparative period	$41,656		$(2,121)
Increase (decrease) - percentage	4%		(0)%
Percentage of net revenues	5%	6%	5%	6%

Technical operations and development expenses for the three and six months ended June 30, 2011 remained relatively flat at $1.2 million and $2.4 million, respectively, when compared to the three and six months ended June 31, 2010, primarily due to the productivity improvements that have resulted from our adoption of an agile development model, which deploys our development, quality assurance, product management and operations employees into smaller teams, offsetting the approximate 6% strengthening, on average, in the Canadian dollar relative to the U.S. dollar when compared to the three and six months ended June 30, 2010.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

General and administrative	$1,133,387	$600,776	$2,230,313	$1,416,356
Increase over comparative period	$532,611		$813,957
Increase - percentage	89%		57%
Percentage of net revenues	5%	3%	5%	3%

General and administrative expenses for the three months ended June 30, 2011 increased by $0.5 million, or 89%, to $1.1 million as compared to the three months ended June 30, 2010. This was primarily as a result of our recording a foreign exchange gain of $0.3 million during the three months ended June 30, 2011 as compared to a foreign exchange gain of $0.8 million during the three months ended June 30, 2010. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 6% from the three months ended June 30, 2010. This increase was also as a result of an increase in professional fees and facility costs of $0.1 million during the three months ended June 30, 2011, which were offset by decreases totaling $0.1 million in workforce related costs, bank charges and investor and public relation costs, as compared to the three months ended June 30, 2010.

General and administrative expenses for the six months ended June 30, 2011 increased by $0.8 million, or 57%, to $2.2 million as compared to the six months ended June 30, 2010. This was primarily as a result of our recording a foreign exchange gain of $0.8 million during the six months ended June 30, 2011 as compared to a foreign exchange gain of $1.3 million during the six months ended June 30, 2010. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 6% from the six months ended June 30, 2010. This increase was also as a result of an increase in professional fees, facility costs and travel of $0.3 million during the six months ended June 30, 2011, as compared to the three months ended June 30, 2010.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Depreciation of property and equipment	$45,495	$43,431	$91,682	$87,320
Increase over comparative period	$2,064		$4,362
Increase - percentage	5%		5%
Percentage of net revenues	-%	-%	-%	-%

Depreciation costs for the three and six months ended June 30, 2011 increased by $2,000 and $4,000, or 5%, to $46,000 and $92,000 respectively.

During the remainder of Fiscal 2011 we are planning on reconfiguring our Toronto facility to better support our agile teams.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization of intangible assets	$277,750	$360,540	$584,740	$721,080
Decrease over comparative period	$(82,790		$(136,340
Decrease - percentage	(23)%		(19)%
Percentage of net revenues	1%	2%	1%	2%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Mailbank.com Inc. in June 2006 and the acquisition of IYD in July 2007.

Brand and customer relationships acquired in connection with the acquisition of IYD are amortized on a straight-line basis over seven years.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Loss on change in fair value of forward contracts	$193,157	$1,924,985	$305,861	$1,811,012
Decrease over comparative period	$(1,731,828)		$(1,505,151)
Decrease - percentage	(90)%		(83)%
Percentage of net revenues	1%	9%	1%	4%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through June 2012. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three and six months ended June 30, 2011 was a net loss of $0.2 million and $0.3 million, respectively, as compared to a net loss of $1.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2010. This net loss in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

At June 30, 2011, our balance sheet reflects a derivative instrument asset of $0.5 million and a derivative instrument liability of $6,000 as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Other income (expenses), net	$42,991	$(33,727)	$354,780	$(72,895)
Increase over comparative period	$76,718		$427,675
Increase - percentage	(227)%		(587)%
Percentage of net revenues	-%	-%	1%	-%

Other income increased by $0.1 million, to $43,000, as compared to the three months ended June 30, 2010, and by $0.4 million, to $0.4 million for the six months ended June 30, 2011.

This primarily resulted from the third party who is commercializing the Infonautics patents that we assigned to them in 2002, undertaking a routine audit of one of their licensees. As a result of the audit, we received an additional payment of $0.3 million in March 2011 and $0.1 million in June 2011. As the costs of commercializing the patents have increased, we do not expect any future revenue received to be material.

Other income for the three and six months ended June 30, 2011 decreased when compared to the three and six months ended June 30, 2010 as the interest payable pursuant to the terms of our Amended Credit Facility.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Provision for income taxes	$189,949	$(105,758)	$328,314	$210,242
Increase over comparative period	$295,707		$118,072
Increase - percentage	280%		56%
Percentage of income before provision for income taxes	25%	12%	20%	2,868%

For the six months ended June 30, 2011, we recorded a provision for income taxes of $0.3 million on income before income taxes of $1.6 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which we do not anticipate obtaining a current tax benefit. Comparatively, for the six months ended June 30, 2010, we recorded a current tax recovery of $0.2 million on income before taxes of $7,330, using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Included in the provision for income taxes is a recovery of $95,721 in respect of refundable Ontario research tax credits.

As of December 31, 2010, we recorded a valuation allowance of $3.7 million and a net deferred tax asset of $3.0 million. As of June 30, 2011 we have recorded a non-current deferred tax asset of $4.2 million and a current deferred tax liability of $1.2 million. As of June 30, 2011 and December 31, 2010, we have also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million.

We analyze the carrying value of our net deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the six months ended June 30, 2011, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of the valuation allowance.

We follow the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $0.2 million of total gross unrecognized tax benefit as of June 30, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2010 research and development tax credits. We are evaluating whether to file a Canadian research and development claim for 2011 and expect that if such a claim is filed the amount of credits are not expected to be significant. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of June 30, 2011 and December 31, 2010, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2010 Canadian research and development claim will be assessed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our cash and cash equivalents balance increased by $0.1 million to $4.3 million, when compared to December 31, 2010. Our principal source of liquidity during the six months ended June 30, 2011 was net cash provided by operating activities of $1.6 million. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our consolidated balance sheets, which impacted amounts shown in our consolidated statement of cash flows.

We have credit agreements with the Bank of Montreal that provides us access to:

1.           a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007 under which $0.3 million was owing as of June 30, 2011. As a result of the monthly capital repayments we make under the terms of this facility, the  remaining balance will be fully repaid by September 2011;

2.           a non-revolving, reducing demand loan facility for $2.0 million which can be used to finance the repurchase of our common shares. As of June 30, 2011, we had no borrowings under this credit facility;

3           an operating demand loan for $1.0 million to fund operational requirements. As of June 30, 2011, we had no borrowings under this credit facility; and

4           a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts we enter into from time to time to mitigate the exchange rate risk on portions of our Canadian dollar exposure At June 30, 2011, we had forward exchange contracts to trade $12.6 million U.S. dollars in exchange for Canadian dollars.

On July 27, 2011 our credit agreements with the Bank of Montreal were amended as more fully described under Note 14 Subsequent Events (Note 14) and $2.5 million was drawn under the amended non-revolving, reducing demand loan facility to fund the acquisition of EPAG Domainservices GmbH on August 1, 2011. This advance bears interest at the rate of BMO U.S. Base Rate plus 1.25%.

Net cash provided by operating activities for the six months ended June 30, 2011 totaled $1.6 million, compared to $2.6 million for the six months ended June 30, 2010. Net cash provided by operating activities, before changes in non-cash operating working capital decreased by $0.4 million to $2.9 million for the six months ended June 30, 2011 compared to $3.3 million for the six months ended June 30, 2010 primarily the result of the impact of the strengthening Canadian dollar and our forward exchange contracts have on our results.

Net cash used in non-cash operating working capital increased by $0.5 million to $1.3 million for the six months ended June 30, 2011 compared to $0.8 million for the six months ended June 30, 2010. This additional investment of cash in non-cash working capital was primarily the result of an increase of $2.4million in accounts receivable and the deposits we maintain with our registry suppliers to support our increased sales volumes. In addition, customers reduced their deposits by $0.3 million as part of the normal operating cycle. These working capital uses were partially offset by an increase in accounts payable and accruals of $0.6 million, an increase in deferred revenue net of prepaid domain name registry and other Internet services fees of $0.5 million and a decrease in income taxes recoverable of $0.2 million.

Net cash used in financing activities during the six months ended June 30, 2011 totaled $1.0 million as compared to $7.9 million for the six months ended June 30, 2010. Of the $7.9 million used during the six months ended June 30, 2010, $6.9 million was used to fund share repurchases as described in the following paragraph and in both the three months ended March 31, 2011 and 2010, $1.0 million was used for principal repayments under our credit facility.

Under our share repurchase programs we used $4.5 million to repurchase 6.3 million shares pursuant to the terms of a Dutch auction tender offer completed during January 2010 and $2.4 million to repurchase 3.4 million of our shares under the terms of our stock repurchase program announced in February 2010.

Investing activities used net cash of $0.5 million to acquire additional property and equipment during the six months ended June 30, 2011, as compared to the $0.3 million during the six months ended June 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2011. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2011, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2011	$3,900,000	0.9604	$310,256
October – December, 2011	2,700,000	0.9666	190,808
2011	6,600,000	0.9629	501,064

January – March, 2012	1,200,000	1.0283	13,335
January – March, 2012	1,800,000	1.0283	(3,513)
April – June, 2012	2,400,000	1.0230	19,453
April – June, 2012	600,000	1.0230	(2,240)
2012	6,000,000	1.0257	27,035

Total	$12,600,000	0.9918	$528,099

During June 2011, the Company entered into foreign exchange forward contracts to hedge a portion of its 2012 fiscal year expected Canadian dollar requirements. These contracts have a notional value of $3.6 million, whereby $0.2 million is converted into Canadian dollars from January to April 2012 and $0.5 million is converted into Canadian dollars during May and June 2012, all at an average foreign exchange rate of US$1.00: Cdn$0.9800.

The Company does not apply hedge accounting and, therefore, for the six months ended June 30, 2011, the Company recorded a loss of $0.3 million in the fair value of forward contracts in its consolidated statements of operations. For the six months ended June 30, 2010, the Company recorded a loss on forward contracts of $1.8 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2011. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2011 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.
† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2011	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

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

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.
† Furnished herewith.