Form 10-Q
period 2011-09-30
TUCOWS INC /PA/
filed 2011-11-10
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, there were 53,477,524 outstanding shares of common stock, no par value, of the registrant.

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

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,653,765	$4,205,729
Accounts receivable, net of allowance for doubtful accounts of $63,669 as of September 30, 2011 and $65,000 as of December 31, 2010	4,289,462	3,021,995
Prepaid expenses and deposits	3,756,375	2,363,876
Derivative instrument asset, current portion (note 7)	1,090	833,960
Prepaid domain name registry and ancillary services fees, current portion	43,005,543	37,016,871
Income taxes recoverable	330,093	620,000
Total current assets	56,036,328	48,062,431

Prepaid domain name registry and ancillary services fees, long-term portion	12,693,752	12,820,479
Property and equipment	1,313,611	1,552,349
Deferred financing charges	4,500	15,600
Deferred tax asset, long-term portion (note 8)	3,569,000	4,155,600
Intangible assets (note 5)	17,741,695	16,883,401
Goodwill	18,873,127	17,990,807
Total assets	$110,232,013	$101,480,667

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,301,612	$1,664,006
Accrued liabilities	1,720,279	1,346,436
Customer deposits	3,903,564	3,960,312
Derivative instrument liability, current portion (note 7)	1,193,751	-
Loan payable, current portion (note 6)	1,559,722	1,305,883
Deferred revenue, current portion	52,372,852	45,832,374
Accreditation fees payable, current portion	562,374	547,810
Deferred tax liability, current portion (note 8)	569,000	1,155,600
Income taxes payable	200,940	-
Total current liabilities	63,384,094	55,812,421

Derivative instrument liability, long-term portion (note 7)	431,483	-
Deferred revenue, long-term portion	16,564,604	16,738,429
Accreditation fees payable, long-term portion	159,614	168,580
Deferred rent, long-term portion	19,274	-
Deferred tax liability, long-term portion (note 8)	5,373,600	4,840,000

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 53,477,874 shares issued and outstanding as of September 30, 2011 and 53,448,591 shares issued and outstanding as of December 31, 2010	11,349,613	11,324,866
Additional paid-in capital	40,938,602	40,700,587
Accumulated other comprehensive income	(26,121)	-
Deficit	(27,962,750)	(28,104,216)
Total stockholders' equity	24,299,344	23,921,237
Total liabilities and stockholders' equity	$110,232,013	$101,480,667

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net revenues (note 10)	$25,094,056	$21,209,468	$70,695,186	$62,501,219

Cost of revenues:
Cost of revenues	17,658,648	14,903,525	49,578,724	42,871,489
Network expenses (*)	1,193,669	1,087,930	3,691,995	3,500,826
Depreciation of property and equipment	159,191	231,253	608,961	794,368
Amortization of intangible assets (note 5)	23,960	74,802	49,680	224,406
Total cost of revenues (note 10)	19,035,468	16,297,510	53,929,360	47,391,089

Gross profit	6,058,588	4,911,958	16,765,826	15,110,130

Operating expenses:
Sales and marketing (*)	1,867,085	1,830,999	5,663,759	5,480,228
Technical operations and development (*)	1,220,953	1,053,768	3,651,782	3,486,718
General and administrative (*)	1,279,082	633,457	3,509,395	2,049,813
Depreciation of property and equipment	48,874	40,239	140,556	127,559
Amortization of intangible assets (note 5)	201,180	360,540	785,920	1,081,620
Loss (gain) on change in fair value of forward exchange contracts	2,152,243	(141,981)	2,458,104	1,669,031
Total expenses	6,769,417	3,777,022	16,209,516	13,894,969

Income (loss) from operations	(710,829)	1,134,936	556,310	1,215,161

Other income (expenses):
Interest (expense) income, net	(18,718)	(26,917)	(38,915)	(99,812)
Other income	-	-	374,977	-
Total other income (expenses)	(18,718)	(26,917)	336,062	(99,812)

Income (loss) before provision for income taxes	(729,547)	1,108,019	892,372	1,115,349

Provision for income taxes (note 8)	422,592	24,863	750,906	235,105

Net income (loss) for the period	$(1,152,139)	$1,083,156	$141,466	$880,244

Basic earnings (loss) per common share (note 9)	$(0.02)	$0.02	$-	$0.01

Shares used in computing basic earnings (loss) per common share (note 9)	53,452,205	57,351,161	53,444,959	59,255,739

Diluted earnings (loss) per common share (note 9)	$(0.02)	$0.02	$-	$0.01

Shares used in computing diluted earnings (loss) per common share (note 9)	53,452,205	59,185,793	55,748,777	61,223,369

Stock-based compensation has been included in expenses as follows(*) :
Network expenses	$5,808	$6,557	$17,170	$15,759
Sales and marketing	$22,695	$30,358	$67,155	$71,589
Technical operations and development	$13,020	$19,058	$40,122	$51,903
General and administrative	$79,364	$99,813	$124,170	$174,437

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$(1,152,139)	$1,083,156	$141,466	$880,244
Items not involving cash:
Depreciation of property and equipment	208,065	271,492	749,517	921,927
Amortization of deferred financing charges	3,000	6,000	11,100	20,100
Amortization of intangible assets	225,140	435,342	835,600	1,306,026
Defrred tax recovery	(18,400)	-	(18,400)	-
Deferred rent	5,310	-	19,274	-
Disposal of domain names	8,816	5,084	29,907	17,090
Unrealized loss (gain) in the fair value of forward exchange contracts	2,152,243	(141,981)	2,458,104	1,669,031
Stock-based compensation	120,887	155,786	248,617	313,688
Changes in non-cash operating working capital:
Accounts receivable	412,735	53,373	(715,829)	(510,232)
Prepaid expenses and deposits	264,660	489,843	(958,989)	61,356
Prepaid fees for domain name registry and ancillary services fees	(1,074,068)	(2,355,886)	(4,823,650)	(5,786,558)
Income taxes recoverable	173,008	(165,000)	333,008	127,000
Accounts payable	(531,095)	(244,194)	(327,272)	(443,624)
Accrued liabilities	(113,972)	(231,633)	267,595	(264,317)
Customer deposits	170,762	240,907	(86,941)	78,147
Deferred revenue	788,835	2,287,739	5,046,102	6,023,890
Accreditation fees payable	(15,607)	(14,435)	6,185	13,882

Net cash provided by operating activities	1,628,180	1,875,593	3,215,394	4,427,650

Financing activities:
Proceeds received on exercise of stock options	10,685	-	14,145	14,809
Repurchase of common stock	-	-	-	(6,914,792)
Proceeds received on loan payable	2,530,000	-	2,530,000	-
Repayment of loan payable	(1,319,040)	(478,561)	(2,276,161)	(1,435,682)

Net cash provided by (used in) financing activities	1,221,645	(478,561)	267,984	(8,335,665)

Investing activities:
Additions to property and equipment	(138,909)	(33,111)	(629,935)	(292,790)
Acquisition of EPAG Domainservices GMBH, net of cash acquired	(2,392,461)	-	(2,392,461)	-
Net cash used in investing activities	(2,531,370)	(33,111)	(3,022,396)	(292,790)

Foreign exchange loss on cash held in foreign currencies	(12,946)	-	(12,946)	-
Increase (decrease) in cash and cash equivalents	305,509	1,363,921	448,036	(4,200,805)

Cash and cash equivalents, beginning of period	4,348,256	4,067,668	4,205,729	9,632,394
Cash and cash equivalents, end of period	$4,653,765	$5,431,589	$4,653,765	$5,431,589

Supplemental cash flow information:
Interest paid	$18,890	$27,001	$39,197	$99,798

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$124,979	$146,158	$124,979	$146,158

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

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in Germany, the United States and the United Kingdom.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2011 and the results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

3. ACQUISITIONS:

a.	Acquisition of EPAG Domainservices GMBH:

On August 1, 2011, Tucows (Germany) Inc. (“Tucows Germany”), one of the Company’s wholly owned subsidiaries, acquired 100% of the outstanding capital stock of EPAG Domainservices GMBH (“EPAG”), from QSC AG. EPAG, based in Bonn, Germany, is an ICANN-accredited registrar with over 400,000 domains under management and is notable for offering over 200 Top Level Domains (TLDs). Consideration for the acquisition of EPAG was approximately US$2.4 million (€1.7 million to purchase the shares and the settlement of a working capital adjustment of €0.25 million) through an all-cash transaction which was financed by utilizing the Company’s non-revolving, reducing demand loan facility in the amount of US$2.5 million. In August 2011, the Company repaid $1.0 million of this loan. The acquisition consideration is net of cash acquired of US$0.1 million and a loan receivable from EPAG assumed in the amount of US$0.1 million. In connection with the acquisition, the Company incurred approximately US$0.1 million of acquisition costs during the three months ended September 30, 2011 and recorded the expenses in the general and administrative expenses line in the consolidated statement of operations. These costs include legal and other professional services.

The Company has accounted for the acquisition of EPAG using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has completed the final valuation of the fair value assessment of certain intangible assets. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and access to additional domain name TLD’s. The goodwill is not expected to be deductible for tax purposes.

Purchase price allocation

The following table summarizes the Company’s purchase price allocation based on the fair value of the assets acquired and liabilities assumed on August 1, 2011:

Accounts receivable	$587,595
Cash acquired	118,477
Prepaid expenses and deposits	468,523
Prepaid domain name registry fees	1,116,798
Property and equipment	29,198
Intangible assets	1,723,800
Goodwill	882,320
Total assets acquired		4,926,711

Accounts payable	92,950
Accrued liabilities	140,658
Customer deposits	32,603
Deferred revenue	1,425,182
Income taxes payable	172,380
Deferred tax liability	552,000
Total liabilities acquired		2,415,773

Purchase price		$2,510,938

The intangible assets acquired include technology in the amount of $0.3 million, brand in the amount of $0.2 million and customer relationships in the amount of $1.2 million. The residual value from the purchase price has been allocated to goodwill. The technology is being amortized over two years, while the customer relationships and brand are being amortized over seven years.

The amount of EPAG’s revenues and net loss included in Tucows’ Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of January 1, 2010, are set forth below:

	Revenues	Net loss *

Actual from August 1, 2011 to September 30, 2011	$584,192	$16,564

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Supplemental Unaudited Pro Forma Information
Total revenue	$25,457,160	$21,879,318	$72,929,498	$64,502,708
Net income **	$(1,187,457)	$1,125,845	$(25,074)	$1,015,639

*           Included within net loss for the period reported above are $57,440 of estimated amortization charges relating to the allocated values of intangible assets.

**           Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all period reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

4. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of the fiscal year ending December 31, 2012 (“Fiscal 2012”) and will be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). ASU 2011-04 is effective for us in the fiscal year ending December 31, 2012 (Fiscal 2012) and we do not believe these provisions will have a material impact on our consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in Fiscal 2012 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements. We do not expect the adoption of ASU 2011-08 to materially impact the carrying value of our recorded goodwill.

5. INTANGIBLE ASSETS:

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

A summary of acquired intangible assets for the three months ended September 30, 2011 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, June 30, 2011	$—	$440,300	$1,628,000	$12,123,647	$2,059,903	$16,251,850
Acquisition of EPAG Domainservices GMBH	287,300	215,475	1,221,025	—	—	1,723,800
Sales of domain names	—	—	—	(974)	(7,841)	(8,815)
Amortization expense	(23,960)	(40,435)	(160,745)	—	—	(225,140)
Net book value, September 30, 2011	$263,340	$615,340	$2,688,280	$12,122,673	$2,052,062	$17,741,695

A summary of acquired intangible assets for the nine months ended September 30, 2011 is as:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2010	$25,720	$519,780	$2,133,260	$12,125,918	$2,078,723	$16,883,401
Acquisition of EPAG Domainservices GMBH	287,300	215,475	1,221,025	—	—	1,723,800
Sales of domain names	—	—	—	(3,245)	(26,661)	(29,906)
Amortization expense	(49,680)	(119,915)	(666,005)	—	—	(835,600)
Net book value, September 30, 2011	$263,340	$615,340	$2,688,280	$12,122,673	$2,052,062	$17,741,695

6. LOAN PAYABLE:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (“bank”) that were amended on July 27, 2011, which provides the Company with access to the following facilities:

1.	Existing Demand Loan 1

Under the Amended Credit Facility, the Company will continue to repay the $0.4 million balance outstanding as of July 27, 2011 under Existing Demand Loan 1 in equal monthly installments of $0.2 million plus interest.  The Company may elect to pay interest on Existing Demand Loan 1 either at the BMO U.S. Base Rate plus 1.30% or at LIBOR plus 3.25%. The Company expects the Existing Demand Facility 1 to be fully repaid during October 2011.

2.	Treasury Risk Management Facility

The Amended Credit Facility continues to provide for a $3.5 million, settlement risk line to assist the Company with hedging U.S. dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2011, the Company has contracts in the amount of $31.9 million to trade U.S. dollars in exchange for Canadian dollars, (see Note 3).

3.	Existing Operating Demand Loan

The Amended Credit Facility continues to provide a $1.0 million operating demand loan to the Company to assist it in meeting its operational needs. As of September 30, 2011, the Company has no borrowing under this facility. Interest is payable monthly in arrears at a rate of BMO U.S. Base Rate plus 1.25%. The Company has also agreed to pay to the Bank a monthly monitoring fee of $500.

4.	Amended Credit Facilities

Under the terms of the Amended Credit Facility, Existing Demand Loan 2 has been restructured to provide an aggregate of $8.0 million in funds available through a demand loan revolving facility (the “2011 DLR Loan”) and a demand loan revolving, reducing facility (the “2011 DLRR Loan”). Aggregate advances under the 2011 Demand Loan Facilities may not exceed $8.0 million which may be used to finance the repurchases of the Company’s common stock and for certain permitted acquisitions. No more than $2.0 million of such advances may be used to finance repurchases of the Company’s common stock and the 2011 DLR Loan accrues interest at the BMO U.S. Base Rate plus 1.25%. Repayment of advances under the 2011 DLR Loan consists of interest only payments made monthly in arrears and prepayment is permitted without penalty.

On July 28, 2011, the Company drew down $2.5 million on the 2011 DLR Loan to fund the acquisition of EPAG Domainservices GmbH as more fully described under Note 3, Acquisitions. On August 11, 2011 the Company prepaid $1.0 million of this loan. Any outstanding balance under the 2011 DLR Loan as of December 31st of each year is to be fully repaid within 31 days of December 31st through an equivalent advance being made under the 2011 DLRR Loan. Advances under the 2011 DLRR Loan are repayable in 48 equal monthly principal payments plus interest. Advances under the 2011 DLRR Loan will be made annually and solely for such purpose. The Company may elect to pay interest on the 2011 DLRR Loan either at the BMO U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. The 2011 Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which fee is payable quarterly in arrears.

Amended Credit Facility – General Terms and Conditions

Under the Amended Credit Facility, the Company will continue to make annual cash sweep payments to the Bank; based on its audited financial statements provided, however, that such payments will be applied solely to amounts outstanding under the 2011 DLRR Loan in inverse order of maturity, and will no longer be applied to outstanding balances under Existing Demand Loan 1 or the 2011 DLR Loan.

Under the terms of the agreement, the Company has agreed to comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Company’s Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which such limit will be reviewed on an annual basis. As of, and for the period ended, September 30, 2011, the Company was in compliance with these covenants.

Principal loan repayments over the next five years are as follows:

2011	$1,559,722

7. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at September 30, 2011 was a net unrealized loss of $1.6 million as compared to a net unrealized gain of $0.8 million at December 31, 2010. The net unrealized loss is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At September 30, 2011, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October – December, 2011	$750,000	0.9560	$1,090
October – December, 2011	4,700,000	1.0015	(208,672)
2011	5,450,000	0.9950	(207,582)

January – March, 2012	5,100,000	1.0251	(345,692)
April – June, 2012	5,100,000	1.0220	(335,397)
July – September, 2012	5,100,000	1.0147	(303,990)
October – December, 2012	5,100,000	1.0147	(307,174)
2012	20,400,000	1.0191	(1,292,253)

January – March, 2013	6,000,000	0.9730	(124,309)
2013	6,000,000	0.9730	(124,309)

Total	$31,850,000	0.9918	$(1,624,144)

The Company does not apply hedge accounting and, therefore, for the three and nine months ended September 30, 2011, the Company recorded a loss of $2.2 million and $2.5 million, respectively, in the fair value of forward contracts in its consolidated statements of operations. For the three months ended September 30, 2010, the Company recorded a gain on forward contracts of $0.1 million, while for the nine months ended September 30, 2010, the Company recorded a loss on forward contracts of $1.7 million.

8. INCOME TAXES

For the nine months ended September 30, 2011, the Company recorded a provision for income taxes of $0.8 million on income before income taxes of $0.9 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. Comparatively, for the nine months ended September 30, 2010, the Company recorded a provision for income taxes of $0.2 million on income before income taxes of $1.1 million, using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. This amount is offset by a recovery of $0.1 million in respect of refundable Ontario research tax credits.

As of December 31, 2010, the Company recorded a valuation allowance of $3.7 million and a net deferred tax asset of $3.0 million. As of September 30, 2011 the Company has recorded a non-current deferred tax asset of $3.6 million and a current deferred tax liability of $0.6 million. As of September 30, 2011 and December 31, 2010, the Company has also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million. In addition, during the three months ended September 30, 2011, the Company recorded a non-current deferred tax liability related to the temporary difference on acquired intangibles of $0.5 million.

The Company analyzes the carrying value of its net deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the nine months ended September 30, 2011, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of the valuation allowance.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.2 million of total gross unrecognized tax benefit as of September 30, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2010 Canadian research and development tax credits. The Company is evaluating whether to file a Canadian research and development claim for 2011 and expects that if such a claim is filed the amount of credits are not expected to be significant. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued as of September 30, 2011 and December 31, 2010, respectively. The Company believes it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2010 Canadian research and development claim will be assessed.

9. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss) for the period	$(1,152,139)	$1,083,156	$141,466	$880,244
Denominator for basic and diluted earnings (loss) per common share:
Basic weighted average number of common shares outstanding	53,452,205	57,351,161	53,444,959	59,255,739
Effect of outstanding stock options	—	1,834,632	2,303,818	1,967,630
Diluted weighted average number of shares outstanding	53,452,205	59,185,793	55,748,777	61,223,369
Basic earnings (loss) per common share	$(0.02)	$0.02	$—	$0.01
Diluted earnings (loss) per common share	$(0.02)	$0.02	$—	$0.01

For the three months ended September 30, 2011, 5,511,474 shares underlying potentially dilutive securities of were excluded from the computation of diluted weighted average number of shares outstanding as they were anti-dilutive to the basic loss per share. During the three months ended September 30, 2010, outstanding options to purchase 3,755,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the nine months ended September 30, 2011, outstanding options to purchase 3,243,000 shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares and as a result are considered anti-dilutive. During the nine months ended September 30, 2010, outstanding options to purchase 3,023,500 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the nine months ended September 30, 2010, 3,409,300 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2010. No shares were repurchased under this program during the nine months ended September 30, 2011.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2010 includes reductions in the number of shares outstanding due to these repurchases. No common shares were repurchased during the three or nine months ended September 30, 2011.

10. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$19,698,403	$16,517,427	$55,458,510	$47,669,347
Email Services	636,210	577,606	1,949,963	1,796,452
Other Services	1,211,955	1,086,102	3,685,167	3,264,758
Total OpenSRS Services	21,546,568	18,181,135	61,093,640	52,730,557

YummyNames	1,784,510	1,249,128	4,471,992	4,592,297
Hover	1,357,878	1,147,576	3,831,299	3,388,036
Butterscotch	405,100	631,629	1,298,255	1,790,329
	$25,094,056	$21,209,468	$70,695,186	$62,501,219

No customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2011 or the three and nine months ended September 30, 2010. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of September 30, 2011, one customer accounted for 13% of accounts receivable, all of which has been paid subsequent to September 30, 2010. As of September 30, 2010, two customers accounted for 29% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$16,469,844	$13,817,541	$46,144,055	$39,523,115
Email Services	73,800	97,001	270,534	321,459
Other Services	432,888	416,938	1,232,082	1,204,403
Total OpenSRS Services	16,976,532	14,331,480	47,646,671	41,048,977

YummyNames	179,312	179,894	564,638	636,389
Hover	494,879	380,262	1,332,743	1,129,996
Butterscotch	7,925	11,889	34,672	56,127
Network, other costs	1,193,669	1,087,930	3,691,995	3,500,826
Network, depreciation and amortization costs	183,151	306,055	658,641	1,018,774
	$19,035,468	$16,297,510	$53,929,360	$47,391,089

The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2011	December 31, 2010

Canada	$930,290	$1,041,692
Europe	24,123	—
United States	359,198	510,657
	$1,313,611	$1,552,349

11. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2011 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

12. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the three and nine month period ended September 30, 2011:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid in	Comprehensive		Stockholders’
	Shares	Amount	Capital	Income	Deficit	equity

Balances, December 31, 2010	53,448,591	$11,324,866	$40,700,587	$—	$(28,104,216)	$23,921,237

Exercise of stock options	7,250	6,268	(2,808)	—	—	3,460
Stock-based compensation	—	—	127,730	—	—	127,730
Cancellation of restricted stock	(450)	—	—	—	—	—
Net income for the period	—	—	—	—	1,293,605	1,293,605

Balances, June 30, 2011	53,455,391	11,331,134	40,825,509	—	(26,810,611)	25,346,032

Exercise of stock options	22,583	18,479	(7,794)	—	—	10,685
Stock-based compensation	—	—	120,887	—	—	120,887
Cancellation of restricted stock	(100)	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	(26,121)	—	(26,121)
Net loss for the period	—	—	—	—	(1,152,139)	(1,152,139)

Balances, September 30, 2011	53,477,874	$11,349,613	$40,938,602	$(26,121)	$(27,962,750)	$24,299,344

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

13. SHARE-BASED PAYMENTS

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

During the three months ended September 30, 2011, stock options to purchase 706,000 common shares were granted, compared to options to purchase 200,000 common shares granted during the three months ended September 30, 2010.

During the nine months ended September 30, 2011, stock options to purchase 706,000 common shares were granted, compared to options to purchase 1,794,000 common shares granted during the nine months ended September 30, 2010.

The stock options granted during the three and nine months ended September 30, 2011 expire on various dates through 2018.

Details of stock option transactions for the three months ended September 30, 2011 and September 30, 2010 are as follows:

	Three months ended		Three months ended
	September 30, 2011		September 30, 2010
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,237,124	$0.55	8,224,083	$0.56
Granted	706,000	0.74	220,000	0.62
Exercised	(22,583)	0.47	—	—
Forfeited	(24,875)	0.75	(61,042)	0.65
Expired	—	—	—	—
Outstanding, end of period	8,895,666	$0.54	8,383,041	$0.56
Options exercisable, end of period	7,155,916	$0.54	6,267,541	$0.51

Details of stock option transactions for the nine months ended September 30, 2011 and September 30, 2010 are as follows:

	Nine months ended		Nine months ended
	September 30, 2011		September 30, 2010
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,272,249	$0.56	7,203,977	$0.56
Granted	706,000	0.74	1,794,000	0.69
Exercised	(29,833)	0.47	(33,678)	0.44
Forfeited	(52,750)	0.72	(99,167)	0.66
Expired	—	—	(482,091)	1.02
Outstanding, end of period	8,895,666	$0.54	8,383,041	$0.56
Options exercisable, end of period	7,155,916	$0.54	6,267,541	$0.51

As of September 30, 2011, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

	Options outstanding				Options exercisable
			Weighted
		Weighted	average			Weighted
		average	remaining	Aggregate		average	Aggregate
Exercise price	outstandingNumber	exercise price per share	contractual life (years)	intrinsic value	Number exercisable	exercise price per share	intrinsic value
$0.31-$0.49	3,667,712	$0.38	1.8	$1,386,302	3,667,712	$0.38	$1,386,302
$0.56-$0.75	4,110,454	$0.66	4.6	423,364	2,370,704	$0.63	315,672
$0.80-$0.99	1,117,500	$0.86	2.3	—	1,117,500	$0.86	—
	8,895,666	$0.57	3.1	$1,809,666	7,155,916	$0.54	$1,701,974

Total unrecognized compensation cost relating to unvested stock options at September 30, 2011, prior to the consideration of expected forfeitures, was approximately $597,000 and is expected to be recognized over a weighted average period of 2.8 years.

The Company recorded stock-based compensation of $120,685 and $155,570 for the three months ended September 30, 2011 and 2010, respectively.

The Company recorded stock-based compensation of $248,058 and $313,055 for the nine months ended September 30, 2011 and 2010, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)	Restricted stock awards

During the three and nine months ended September 30, 2011, no restricted stock awards were granted to any employees of the Company.

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

Total unrecognized compensation cost relating to unvested restricted stock awards at September 30, 2011, prior to the consideration of expected forfeitures, was approximately $1,100 and is expected to be recognized over a weighted average period of 1.5 years.

The Company recorded stock-based compensation associated with restricted stock awards of $202 and $216 for the three months ended September 30, 2011 and 2010, respectively.

The Company recorded stock-based compensation associated with restricted stock awards of $558 and $633 for the nine months ended September 30, 2011 and 2010, respectively.

14. FAIR VALUE MEASUREMENT

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	September 30, 2011
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$1,090	$—	$1,090
Total Assets	$—	$1,090	$—	$1,090

Derivative Instrument liability	$—	$1,625,234	$—	$1,625,234
Total Liabilities	$—	$1,625,234	$—	$1,625,234

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company’s foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential gTLD expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new TLDs by ICANN; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

On August 1, 2011, we completed the acquisition of EPAG for a total consideration of approximately US$2.4 Million. EPAG is an ICANN-accredited registrar with over 400,000 domains under management and is notable for offering over 200 Top Level Domains (TLDs). We believe that the acquisition of EPAG provides highly complementary services, sales channels and operating capabilities and that completing the acquisition further strengthens our position as a leader in wholesale domain registration and extends our ability to provide a broad TLD coverage to our resellers. In addition, it has brought us customers to whom we have substantial cross- and up-sell opportunity. We have determined that the operations of EPAG are consistent with our OpenSRS service and therefore, no change to our operating segment resulted. See Note 3, Acquisitions for additional information on the acquisition.

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

OpenSRS, our wholesale service, manages eleven million domain names, under its accreditation by the Internet Corporation for Assigned Names and Numbers, or ICANN, as well as names Tucows manages for other registrars under their own accreditations; millions of mailboxes and tens of thousands of digital certificates through a network of over 12,000 web hosts, Internet service providers, or ISPs, and other resellers around the world. In addition, OSRS provides ISPs with Platypus, our industry-specific solution for billing, service provisioning and customer account management.

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

For the three months ended September 30, 2011 and 2010, we reported revenue of $25.1 million and $21.2 million, respectively. For the three months ended September 30, 2011 and 2010, our OpenSRS domain service offering accounted for 78% of each of our total revenue.

For the nine months ended September 30, 2011 and 2010, we reported revenue of $70.7 million and $62.5 million, respectively. For the nine months ended September 30, 2011 and 2010, our OpenSRS domain service offering accounted for 79% and 77% of our total revenue, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(in 000’s) (1)
Total new, renewed and transferred-in domain name registrations provisioned	2,164	1,811	6,372	5,583

Domain names under management:
Provisioned on behalf of Tucows	10,348	8,665	10,348	8,665
Provisioned on behalf of accredited registrars	1,368	1,746	1,368	1,746
Total domain names under management	11,716	10,411	11,716	10,411

(1)	The increase in domains under management reflects the 400,000 domains added through the acquisition of EPAG Domainservices GMBH which we acquired on August 1, 2011.
(2)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

Additional competition to our business may arise from the upcoming introduction of new TLDs by ICANN. ICANN have announced their intention to accept applications for new gTLDs domain name extensions by the beginning of 2012 with new registration opportunities available by the end of 2012. We do not yet know the impact, if any, that these new domain extensions may have on our business. Applicants for such new TLDs (including ones for which we could apply) may have greater financial, technical, marketing and other resources than we do. Furthermore, ICANN will allow the operators of new gTLDs to also own, be owned 100% by or otherwise affiliated with a registrar which may place us at a competitive disadvantage. While we may apply for one or more of these new domain extensions, there is no certainty that we will ultimately be successful, and even if we are successful in obtaining one or more of these new domain extensions, there is no guarantee that such extensions will be any more successful than the domain name extensions obtained by our competitors.

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

Display advertising from the desk-top software download site has historically been the largest source of Butterscotch revenue. This revenue stream has suffered from the secular shift away from desktop software. This shift  may result in a decline in Butterscotch revenue.

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain service, (b) email service and (c) other services. From time to time we receive fees from vendors to expand or maintain the market position for their services. These market development funds are recognized as earned and are reflected under other services. In the case where these programs do not meet the criteria for revenue recognition under ASC 605-50 “Customer Payments and Incentives”, they are reflected as cost of goods sold. Additionally, other services include revenue from secure sockets layer, or SSL certificates sales, as well as revenue from the sale of blogware, billing services and website building tools that are used by our resellers to create bundles of Internet services for their end-users.

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

With the acquisition of EPAG, we now offer registration services for over 200 Top Level Domains (TLDs).

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

Butterscotch.com and Tucows.com primarily derive revenue from banner and text advertising on their sites. In addition, their revenue is derived from software developers who rely on us as a primary source of distribution.

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

Valuation of Intangible Assets, Goodwill and Long-lived Assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Finite life intangible assets, related to the acquisition of EPAG Domainservices GMBH in July 2011, are being amortized on a straight-line basis over periods of two to seven years, and consist of technology, brand and customer relationships.  Finite life intangible assets, related to the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of five to seven years, and consist of brand and customer relationships. Indefinite life intangible assets, acquired in the acquisition of Mailbank.com Inc. in June 2006, consist of surname domain names and direct navigation domain names.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and nine months ended September 30, 2011 or during the three and nine months ended September 30, 2010.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of September 30, 2011, we had $18.0 million in goodwill and $16.3 million in intangible assets.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$19,698,403	$16,517,427	$55,458,510	$47,669,347
Email Services	636,210	577,606	1,949,963	1,796,452
Other Services	1,211,955	1,086,102	3,685,167	3,264,758
Total OpenSRS Services	21,546,568	18,181,135	61,093,640	52,730,557

YummyNames	1,784,510	1,249,128	4,471,992	4,592,297
Hover	1,357,878	1,147,576	3,831,299	3,388,036
Butterscotch	405,100	631,629	1,298,255	1,790,329
	$25,094,056	$21,209,468	$70,695,186	$62,501,219
Increase over comparative period	$3,884,588		$8,193,967
Increase - percentage	18%		13%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	78%	78%	79%	77%
Email Services	3%	3%	3%	3%
Other Services	5%	5%	5%	5%
Total OpenSRS Services	86%	86%	87%	85%

YummyNames	7%	6%	6%	7%
Hover	5%	5%	5%	5%
Butterscotch	2%	3%	2%	3%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at September 30, 2011 increased to $68.9 million from $62.3 million at September 30, 2010. Deferred revenue as of September 30, 2011 includes $1.4 million that was recorded at fair value on the acquisition of EPAG on August 1, 2011. The fair value of deferred revenue was determined by estimating the future costs for customer service that will be incurred over the remaining life of the deferred revenue contract plus the prepaid registry fees, with a normal profit margin added to fulfill the related contractual obligations. The fair value of the acquired deferred revenue was approximately 23% less than the pre-acquisition historical basis of EPAG.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2011 and, at September 30, 2011, one customer accounted for 13% of accounts receivable, all of which has been paid subsequent to September 30, 2011. As of September 30, 2010, two customers accounted for 29% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

For the three months ended September 30, 2011, OpenSRS revenue increased by $3.4 million, or 19%, to $21.5 million when compared to the three months ended September 30, 2010, primarily as a result of OpenSRS domain revenue increasing by $3.2 million or 19% to $19.7 million. This increase resulted primarily from our success in attracting customers with increased transaction volumes and the impact of the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries. In addition, email revenue increased by $0.1 million or 10% to $0.6 million and other services increased by $0.1 million or 12% to $1.2 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases may not be repeatable as our vendor partners may elect to cancel or amend their marketing programs at any time.

For the nine months ended September 30, 2011, OpenSRS revenue increased by $8.4 million, or 16%, to $61.1 million when compared to the nine months ended September 30, 2010, primarily as a result of OpenSRS domain revenue increasing by $7.8 million or 16% to $55.5 million. This increase resulted primarily from the impact of passing on the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries and from our success in attracting customers with increased transaction volumes. In addition, email revenue increased by $0.2 million or 9% to $1.9 million and other services increased by $0.4 million or 13% to $3.7 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases may not be repeatable as our vendor partners may elect to cancel or amend their marketing programs at any time.

During the three months ended September 30, 2011, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.4 million transactions to 2.2 million transactions as compared to the three months ended September 30, 2010. During the nine months ended September 30, 2011, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.8 million transactions to 6.4 million transactions as compared to the nine months ended September 30, 2010. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

In addition, new TLDs, including new IDN TLDs, ccTLDs and gTLDs, may be introduced by ICANN in  2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As of September 30, 2011, the total domain names under our management increased by 1.6 million to 10.3 million, when compared to September 30, 2010. This increase includes the 0.4 million domains that were added through the acquisition of EPAG. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of September 30, 2011, we managed 1.4 million domain names on behalf of other accredited registrars, a decrease of 0.3 million compared to the 1.7 million managed for accredited registrars as of September 30, 2010. The decrease is primarily attributable to the loss of an accredited registrar who had 0.3 million domains under management with us who have transferred their domain registration business to a competitive registrar with whom they have a reciprocal supply arrangement.

YummyNames

Net revenues from our YummyNames domain portfolio service for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 increased by $0.5 million, or 43%, to $1.8 million.

Net revenues from our YummyNames domain portfolio service for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 decreased by $0.1 million, or 3%, to $4.5 million.

During the three months ended September 30, 2011, we earned $1.5 million by making domain names in our portfolio available for sale or lease compared to $0.9 million during the three months ended September 30, 2010. In addition we earned $0.3 million from our pay-per-click advertising or parked pages program during the three months ended September 30, 2011 compared to $0.3 million during the three months ended September 30, 2010.

During the nine months ended September 30, 2011, we earned $3.7 million by making domain names in our portfolio available for sale or lease compared to $3.6 million during the nine months ended September 30, 2010. In addition we earned $0.8 million from our pay-per-click advertising or parked pages program during the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010.

The increase in portfolio sales primarily reflects the timing of portfolio domain names sales and the decreased contribution we receive from third-parties on the delivery of advertisements on parked pages as a result of changes parked page vendors have experienced from their advertising network partners.

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

Hover

The increase in net revenues from Hover for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 increased by $0.2 million, or 18%, to $1.4 million. We believe that this increase reflects the success our marketing initiatives and improved website are having on our ability to attract new customers and retain existing ones.

Net revenues from Hover for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 increased by $0.4 million, or 13%, to $3.8 million. We believe that this increase reflects the success of our marketing initiatives and improved website in attracting new customers and retaining existing ones.

Butterscotch

Net revenues from Butterscotch for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 decreased by $0.2 million, or 36%, to $0.4 million.

Net revenues from Butterscotch for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 decreased by $0.5 million, or 27%, to $1.3million.

These decreases reflect the decrease in revenue from certain corporate video initiatives that were undertaken during fiscal 2010 not recurring during fiscal 2011 as well as a decrease in revenues from the display advertising from the Tucows.com desk-top software libraries (which historically has been the largest source of Butterscotch revenue) and our Author Resource Center.

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

General

As a significant portion of our expenses are incurred in Canadian dollars, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted all of our operating costs during the three and nine months ended September 30, 2011 when compared to the three and nine months ended September 30, 2010. The Canadian dollar relative to the U.S. dollar has strengthened, on average, by approximately 8% as compared to the three months ended September 30, 2010 and by approximately 7% as compared to the nine months ended September 30, 2010. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
OpenSRS :
Domain Services	$16,469,844	$13,817,541	$46,144,055	$39,523,115
Email Services	73,800	97,001	270,534	321,459
Other Services	432,888	416,938	1,232,082	1,204,403
Total OpenSRS Services	16,976,532	14,331,480	47,646,671	41,048,977

YummyNames	179,312	179,894	564,638	636,389
Hover	494,879	380,262	1,332,743	1,129,996
Butterscotch	7,925	11,889	34,672	56,127
Network, other costs	1,193,669	1,087,930	3,691,995	3,500,826
Network, depreciation and amortization costs	183,151	306,055	658,641	1,018,774
	$19,035,468	$16,297,510	$53,929,360	$47,391,089
Increase over comparative period	$2,737,958		$6,538,271
Increase - percentage	17%		14%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

OpenSRS :
Domain Services	65%	66%	65%	63%
Email Services	0%	0%	0%	1%
Other Services	2%	2%	2%	2%
Total OpenSRS Services	67%	68%	67%	66%

YummyNames	1%	1%	1%	1%
Hover	2%	2%	2%	2%
Butterscotch	0%	0%	0%	0%
Network, other costs	5%	5%	5%	5%
Network, depreciation and amortization costs	1%	1%	1%	2%
	76%	77%	76%	76%

Total cost of revenues for the three months ended September 30, 2011 increased by $2.7 million, or 17%, to $19.0 million from $16.3 million for the three months ended September 30, 2010.

Total cost of revenues for the nine months ended September 30, 2011 increased by $6.5 million, or 14%, to $53.9 million from $47.4 million for the nine months ended September 30, 2010.

We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2011.

Prepaid domain registration and other Internet services fees as of September 30, 2011 increased by $6.2 million, or 13%, to $55.7 million from $49.5 million at September 30, 2010. Included in this increase is an amount of $1.1 million that was recorded, at fair value, on the acquisition of EPAG. No adjustment to the fair value to the pre-acquisition prepaid domain registration and other Internet services fees was deemed necessary as the assessment of prepaid registry fees is based on the actual period the domain has been registered for multiplied by the number of days of service that have been prepaid for each domain name at the acquisition.

OpenSRS

Costs for OpenSRS for the three months ended September 30, 2011 increased by $2.6 million, or 18%, to $17.0 million, when compared to the three months ended September 30, 2010.

Costs for OpenSRS for the nine months ended September 30, 2011 increased by $6.6 million, or 16%, to $47.6 million, when compared to the nine months ended September 30, 2010.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in July 2010 experienced during the three and nine months ended September 30, 2011 when compared to the three and nine months ended September 30, 2010. This increase was partially offset by market development funds of $0.4 million we received for the nine months ended September 30, 2011.

YummyNames

Costs for YummyNames for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 remained relatively flat at $0.2 million.

Costs for YummyNames for the nine months ended September 30, 2011decreased by $0.1 million, or 11%, to $0.6 million, when compared to the nine months ended September 30, 2010.

We believe that these decreases primarily reflect the impact of advertising vendors’ changes to search methodologies and search algorithms on search yields from our pay-per-click advertising or parked pages programs, which we believe have resulted in fewer names meeting our economic threshold for purchase.

Hover

Costs for Hover for the three months ended September 30, 2011 increased by $0.1 million, or 30%, to $0.5 million, when compared to the three months ended September 30, 2010.

Costs for Hover for the nine months ended September 30, 2011 increased by $0.2 million, or 18%, to $1.3 million, when compared to the nine months ended September 30, 2010.

Network costs

Network costs before depreciation and amortization for the three months ended September 30, 2011 increased by $0.1 million, or 10%, to $1.2 million, when compared to the three months ended September 30, 2010. Network depreciation and amortization costs for the three months ended September 30, 2011 decreased by $0.1 million to $0.2 million.

Network costs before depreciation and amortization for the nine months ended September 30, 2011 increased by $0.2 million, or 5%, to $3.7 million, when compared to the nine months ended September 30, 2010. Network depreciation and amortization costs for the nine months ended September 30, 2011 decreased by $0.4 million to $0.7 million.
These results reflect our improved efficiency in operating and managing our co-location facilities, which has also enabled us to decrease our capital spend on network equipment.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales and marketing	$1,867,085	$1,830,999	$5,663,759	$5,480,228
Increase over comparative period	$36,086		$183,531
Increase - percentage	2%		3%
Percentage of net revenues	7%	9%	8%	9%

Sales and marketing expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 remained relatively flat at $1.9 million, despite the negative impact of the approximately 8% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the three months ended September 30, 2010.

Sales and marketing expenses for the nine months ended September 30, 2011 increased by $0.2 million or 3% to $5.7 million when compared to the nine months ended September 30, 2010. This increase was primarily due to additional workforce related expenses of approximately $0.1 million incurred in the marketing area, an amount of approximately $0.1 million of marketing initiatives incurred to validate a new service offering, as well as the negative impact of the approximately 7% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the nine months ended September 30, 2010.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Technical operations and development	$1,220,953	$1,053,768	$3,651,782	$3,486,718
Increase over comparative period	$167,185		$165,064
Increase - percentage	16%		5%
Percentage of net revenues	5%	5%	5%	6%

Technical operations and development expenses for the three months ended September 30, 2011 increased by $0.2 million or 16% to $1.2 million when compared to the three months ended September 30, 2010. This increase was primarily due to the negative impact of the approximately 8% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the three months ended September 30, 2010 had on workforce related costs, as well as approximately $0.1 million incurred to validate a new service offering.

Technical operations and development expenses for the nine months ended September 30, 2011 increased by $0.2 million or 5% to $3.7 million when compared to the nine months ended September 30, 2010. This increase was primarily due to the negative impact of the approximately 7% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to the nine months ended September 30, 2010 had on workforce related costs, as well as approximately $0.1 million incurred to enhance our end user interfaces for new service offerings.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

General and administrative	$1,279,082	$633,457	$3,509,395	$2,049,813
Increase over comparative period	$645,625		$1,459,582
Increase - percentage	102%		71%
Percentage of net revenues	5%	3%	5%	3%

General and administrative expenses for the three months ended September 30, 2011 increased by $0.6 million, or 102%, to $1.3 million as compared to the three months ended September 30, 2010. This was primarily as a result of our recording a foreign exchange gain of $0.3 million during the three months ended September 30, 2011 as compared to a foreign exchange gain of $0.6 million during the three months ended September 30, 2010. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 8% from the three months ended September 30, 2010. This increase was also as a result of an increase in professional fees, facility and workforce costs of $0.3 million during the three months ended September 30, 2011.

General and administrative expenses for the nine months ended September 30, 2011 increased by $1.5 million, or 71%, to $3.5 million as compared to the nine months ended September 30, 2010. This was primarily as a result of our recording a foreign exchange gain of $1.1 million during the nine months ended September 30, 2011 as compared to a foreign exchange gain of $2.0 million during the nine months ended September 30, 2010. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 7% from the nine months ended September 30, 2010. This increase was also as a result of an increase in professional fees, facility costs, workforce and travel of $0.6 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Depreciation of property and equipment	$48,874	$40,239	$140,556	$127,559
Increase over comparative period	$8,635		$12,997
Increase - percentage	21%		10%
Percentage of net revenues	-%	-%	-%	-%

Depreciation costs for the three and nine months ended September 30, 2011 increased by $9,000 and $13,000, or 21% and 10%, to $49,000 and $141,000 respectively.

During the remainder of Fiscal 2011 we are planning on reconfiguring our Toronto facility to better support our agile teams.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Amortization of intangible assets	$201,180	$360,540	$785,920	$1,081,620
Decrease over comparative period	$(159,360)		$(295,700)
Decrease - percentage	(44)%		(27)%
Percentage of net revenues	1%	2%	1%	2%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Mailbank.com Inc. in June 2006, the acquisition of IYD in July 2007 and the acquisition of EPAG in July 2011.

Brand and customer relationships acquired in connection with the acquisitions of IYD and EPAG are amortized on a straight-line basis over seven years.

Customer relationships acquired in connection with the acquisition of Mailbank.com Inc. are each amortized on a straight-line basis over five years.

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Loss on change in fair value of forward contracts	$2,152,243	$(141,981)	$2,458,104	$1,669,031
Increase over comparative period	$2,294,224		$789,073
Increase - percentage	(1,616)%		47%
Percentage of net revenues	9%	1%	3%	3%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through March 2013. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three and nine months ended September 30, 2011 was a net loss of $2.2 million and $2.5 million, respectively, as compared to a net gain of $0.1 million and a net loss of $1.7 million, respectively, for the three and nine months ended September 30, 2010. This net loss in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

At September 30, 2011, our balance sheet reflects a derivative instrument liability of $1.6 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian vs. U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Other income (expenses), net	$(18,718)	$(26,917)	$336,062	$(99,812)
Increase over comparative period	$8,199		$435,874
Increase - percentage	(30)%		(437)%
Percentage of net revenues	-%	-%	-%	-%

Other income remained relatively flat and amounted to $19,000 for the three months ended September 30, 2011, as compared to $26,000 for the three months ended September 30, 2010.

Other income increased by approximately $0.4 million to $0.3 million for the nine months ended September 30, 2011, as compared to other expenses of $0.1 million for the nine months ended September 30, 2010. This primarily resulted from the third party who is commercializing the Infonautics patents that we assigned to them in 2002, undertaking a routine audit of one of their licensees. As a result of the audit, we received an additional payment of $0.3 million in March 2011 and $0.1 million in June 2011. As the costs of commercializing the patents have increased, we do not expect any future revenue received to be material.

Other income for the three and nine months ended September 30, 2011 decreased when compared to the three and nine months ended September 30, 2010 as the interest payable pursuant to the terms of our Amended Credit Facility.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Provision for income taxes	$422,592	$24,863	$750,906	$235,105
Increase over comparative period	$397,729		$515,801
Increase - percentage	(1,600)%		219%
Percentage of income before provision for income taxes	- 58%	2%	84%	21%

For the nine months ended September 30, 2011, we recorded a provision for income taxes of $0.8 million on income before income taxes of $0.9 million, using an estimated effective tax rate for our 2011 fiscal year adjusted for certain foreign exchange losses for which we do not anticipate obtaining a current tax benefit. Comparatively, for the nine months ended September 30, 2010, we recorded a current tax recovery of $0.2 million on income before taxes of $1.1 million, using an estimated effective tax rate for its 2010 fiscal year adjusted for certain foreign exchange losses for which the Company does not anticipate obtaining a current tax benefit. This amount is offset by a recovery of $0.1 million in respect of refundable Ontario research tax credits.

As of December 31, 2010, we recorded a valuation allowance of $3.7 million and a net deferred tax asset of $3.0 million. As of September 30, 2011 we have recorded a non-current deferred tax asset of $3.6 million and a current deferred tax liability of $0.6 million. As of September 30, 2011 and December 31, 2010, we have also recorded a non-current deferred tax liability related to the temporary difference arising on indefinite life intangibles of $4.8 million. In addition, during the three months ended September 30, 2011, the Company recorded a non-current deferred tax liability related to the temporary difference on acquired intangibles of $0.5 million.

We analyze the carrying value of our net deferred tax assets on a regular basis. In determining future taxable income, assumptions are made to forecast federal, state and international operating income, the reversal of temporary timing differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with other forecasts used to manage the business. During the nine months ended September 30, 2011, there was no reversal of the valuation allowance. The valuation allowance will be maintained until sufficient evidence exists to support a reversal of the valuation allowance.

We follow the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $0.2 million of total gross unrecognized tax benefit as of September 30, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2010 research and development tax credits. We are evaluating whether to file a Canadian research and development claim for 2011 and expect that if such a claim is filed the amount of credits are not expected to be significant. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of September 30, 2011 and December 31, 2010, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2010 Canadian research and development claim will be assessed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our cash and cash equivalents balance increased by $0.5 million to $4.7 million, when compared to December 31, 2010. Our principal sources of liquidity during the nine months ended September 30, 2011 was net cash provided by operating activities of $3.2 million and our Amended Credit Facility with the Bank of Montreal. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our consolidated balance sheets, which impacted amounts shown in our consolidated statement of cash flows.

Our Amended Credit Facility with the Bank of Montreal provides us access to:

1.           a non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc. during 2007 under which $29,000 was owing as of September 30, 2011. This remaining balance will be fully repaid by October 2011;

2.           a demand loan facility for an aggregate of $8.0 million through an annually revolving facility that automatically converts any outstanding balances under the revolving facility as of December 31st of each year to a non-revolving, reducing demand loan facility repayable in equal monthly principal payments plus interest over 48 months. Advances under this facility are to be used principally to fund acquisitions. Up to $2.0 million of any advances under this demand loan facility can be used to finance the repurchase of our common shares. On July 29, 2011, $2.5 million was drawn under this demand loan facility to fund the acquisition of EPAG Domainservices GmbH on August 1, 2011 of which $1.0 million was repaid on August 11, 2011. As of September 30, 2011, we had $1.5 million owing under this credit facility;

3           an operating demand loan for $1.0 million to fund operational requirements. As of September 30, 2011, we had no borrowings under this credit facility; and

4           a Treasury Risk Management Facility for $3.5 million to be used as a line to fund any settlement risk exposure that may arise from foreign exchange contracts we enter into from time to time to mitigate the exchange rate risk on portions of our Canadian dollar exposure At September 30, 2011, we had forward exchange contracts to trade $31.9 million U.S. dollars in exchange for Canadian dollars.

Net cash provided by operating activities for the nine months ended September 30, 2011 totaled $3.2 million, compared to $4.4 million for the nine months ended September 30, 2010. Net cash provided by operating activities, before changes in non-cash operating working capital decreased by $0.6 million to $4.5 million for the nine months ended September 30, 2011 compared to $5.1 million for the nine months ended September 30, 2010 primarily the result of the impact of the strengthening Canadian dollar and our forward exchange contracts have on our results.

Net cash used in non-cash operating working capital increased by $0.6 million to $1.3 million for the nine months ended September 30, 2011 compared to $0.7 million for the nine months ended September 30, 2010. This additional investment of cash in non-cash working capital was primarily the result of an increase of $1.2 million in accounts receivable and the deposits we maintain with our registry suppliers to support our increased sales volumes. In addition, customers reduced their deposits by $0.2 million as part of the normal operating cycle. These working capital uses were partially offset by an increase in accounts payable and accruals of $0.6 million and a decrease in income taxes recoverable of $0.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $0.3 million as compared to net cash used of $8.3 million during the nine months ended September 30, 2010. Of the $8.3 million used during the nine months ended September 30, 2010, $6.9 million was used to fund share repurchases as described in the following paragraph. On July 29, 2011, under our Amended Credit Facility, we drew down $2.5 million to fund the acquisition of EPAG Domainservices GmbH on August 1, 2011. On August 11, 2011 $1.0 million of this was repaid. In addition, under our non-revolving, reducing demand loan facility that was used to fund the acquisition of Innerwise, Inc.in the nine months ended September 30, 2011 $1.3 million was used for principal repayments compared to $1.4 million during the nine months ended September 30, 2010.

Under our share repurchase programs we used $4.5 million to repurchase 6.3 million shares pursuant to the terms of a Dutch auction tender offer completed during January 2010 and $2.4 million to repurchase 3.4 million of our shares under the terms of our stock repurchase program announced in February 2010.

Investing activities used net cash of $3.0 million during the nine months ended September 30, 2011, $2.4 million to fund the acquisition, net of cash acquired, of EPAG Domainservices GmbH on August 1, 2011 and to acquire additional property and equipment during the nine months ended September 30, 2011 of $0.6 million, as compared to the $0.3 million acquired during the nine months ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2011. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2011, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October – December, 2011	$750,000	0.9560	$1,090
October – December, 2011	4,700,000	1.0015	(208,672)
2011	5,450,000	0.9950	(207,582)

January – March, 2012	5,100,000	1.0251	(345,692)
April – June, 2012	5,100,000	1.0220	(335,397)
July – September, 2012	5,100,000	1.0147	(303,990)
October – December, 2012	5,100,000	1.0147	(307,174)
2012	20,400,000	1.0191	(1,292,253)

January – March, 2013	6,000,000	0.9730	(124,309)
2013	6,000,000	0.9730	(124,309)

Total	$31,850,000	0.9918	$(1,624,144)

During the three months ended September 30, 2011, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements. These contracts have a notional value of US$23.9 million which mature at various dates between August 2011 and March 2013.

As of September 30, 2011 the Company has $31.9 million of outstanding foreign exchange forward contracts which will convert to CDN $31.7 million.

The Company does not apply hedge accounting and, therefore, for the nine months ended September 30, 2011, the Company recorded a loss of $2.5 million in the fair value of forward contracts in its consolidated statements of operations. For the nine months ended September 30, 2010, the Company recorded a loss on forward contracts of $1.7 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2011. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2011 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

10.1
Offer Letter, dated July 27, 2011, between Tucows.com Co and the Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2011).

10.2
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

10.4
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

Date: November 10, 2011	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1
Offer Letter, dated July 27, 2011, between Tucows.com Co and the Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2011).

10.2
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

10.4
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