Form 10-K
period 2011-12-31
TUCOWS INC /PA/
filed 2012-03-16
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒”  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2011 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $29.6 million. Such aggregate market value was computed by reference to the closing sale price per share of $0.80 as reported on the NYSE Amex on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 15, 2012 was 46,188,673.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, Butterscotch®, EPAG®, Hover®, OpenSRS®, Platypus® and YummyNames are registered trademarks of Tucows, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows, Inc. or its subsidiaries may be used in this Annual Report on From 10-K (the “Annual Report”). All other service marks, trademarks and trade names referred to in the Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in the Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

TUCOWS INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2011

i

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our intent to continue acquisitions of previously owned domain names, the effect of the anticipated generic top-level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and related revenues; the impact on operations and risks relating to our potential participation in ICANN’s new gTLD program; our expectations regarding increases in certain costs and expenses; judgments and assessments regarding the collection of receivables; and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to achieve gross profit margins at which we can be profitable;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

YummyNames, our domain portfolio service, manages tens of thousands of domain names, most of which generate advertising revenue and many of which we offer for resale via our reseller network and other channels. Included in the YummyNames domain portfolio are over 42,000 surname domains that allow over two-thirds of Americans to purchase an email address based on their name.

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

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain service, (b) email service and (c) other services. Other services primarily consist of secure sockets layer, or SSL, certificates and also include billing solutions for ISPs.

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

As of December 31, 2011, we offer registration services for ten gTLDs, and for seventy country code top-level domains (“ccTLDs”) through our OpenSRS brand and over 160 TLDs through our EPAG brand.

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

OpenSRS Email Service

We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solution that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured, multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 5GB of email storage.

We earn fees for email services when such services are activated. Email services are generally purchased monthly and, at month-end, are either deducted on a pre-authorized basis from reseller’s deposit account, or are invoiced.

Other OpenSRS Services

We derive revenue from other services primarily from provisioning SSL certificates. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

YummyNames

We derive revenue from our portfolio of domain names by displaying advertising on the domains and by making them available for sale or lease. In addition, we display advertising on “parked pages” within OpenSRS. Parked pages are domain names registered with us that do not yet contain an active website. When a user types one of these domain names into a web browser, they are presented with dynamically generated links that are pay-per-click advertising. Every time a user clicks on one of these links, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click advertising.

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

Hover

We derive revenues from providing and managing Internet services, on a retail basis, to consumers and small businesses through our Hover.com website. These services include domain registration and other Internet services such as email and personalized email through our portfolio of surname-based domain names, as well as an easy-to-use interface that allows users to connect domain names to websites and email addresses through a unique DNS forwarding system. Depending on the service offered, we typically receive fees for our services.

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

Butterscotch

We also generate banner and text advertising and other revenue through two advertising-supported content sites, butterscotch.com and tucows.com.

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

Intellectual Property

We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized “Tucows” and “OpenSRS” brands and the respect they confer on us as a defender of end-user rights and reseller friendly approaches to doing business. We were among the first group of thirty-four registrars to be accredited by ICANN, in 1999 and we remain active in Internet governance issues.

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

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (OpenSRS, Hover and Butterscotch) may experience reduced demand during these times.

For example, our experience shows that new domain registrations and traffic on our download site decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on both the content group and the domain name portfolio’s advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results as well as the content site’s performance statistics reported and measured by leading Internet audience measurement services such as comScore.

Competition

Our competition may be divided into the following groups:

•	Retail-oriented domain registrars such as GoDaddy and Web.com through its acquisition of Network Solutions and Register.com, who compete with our Resellers and our own retail operations for end-users.

•
Wholesale-oriented domain registrars, such as Demand Media through its acquisition of eNom, Wild West Domains (a division of GoDaddy) and Melbourne IT, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Yahoo!, Microsoft, Bluetie and MailTrust.

•	Ad-supported content providers, such as CNET’s Download.com.

We expect to continue to experience significant competition from the competitors identified above and, as our business continues to develop, we expect to encounter competition from other providers of Internet services. Service providers, Internet portals, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their services to include services we offer.

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

Employees

As of December 31, 2011, we had approximately 150 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

Tucows Inc. was incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located in Toronto, Ontario, Canada and we have offices in Germany, the Netherlands, the United Kingdom and the United States of America.

Executive Officers of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	49	President and Chief Executive Officer
Michael Cooperman	60	Chief Financial Officer
David Woroch	49	Executive Vice President, Sales and Support

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

Investor Information

The public may read and copy any materials we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at http://sec.gov.

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

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. As of March 2, 2012, ICANN reflected approximately 1,009 accredited competitive registrars on their website, including our Company, to register domains in one or more of the gTLD’s compared to approximately 970 at March 17, 2011. Not all of these accredited registrars, however, are operational. There are relatively few barriers to entry in this market and the continued introduction of competitive registrars and Service Providers into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. Some of these registrars may have longer operating histories, greater name recognition, particularly in international markets, or greater resources than us. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. As a result, we may not be able to compete effectively.

In addition, we cannot predict the impact on the domain name industry of the anticipated introduction of new gTLDs by ICANN. If we do not properly manage our response to any resulting changes in the business environment, it could adversely impact our competitive position or market share.

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

Each registry typically imposes a fee in association with the registration of each domain. For example, effective July 1, 2010, the VeriSign registry increased the fee for each .com registration from a $6.86 fee to a $7.34 fee for each annual .com registration. ICANN charges a $0.18 fee for each domain name registered in the TLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce on November 30, 2006, VeriSign will continue as the exclusive registry for the .com gTLD through at least November 30, 2012. Under the terms of the current registry agreement, Verisign increased the price of each annual .com registration to $7.85 effective January 15, 2012. In terms of our pricing policy, these increases will be passed through to our resellers, while other registrars may choose to absorb them. If such cost increases act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

We rely on our network of resellers to renew their domain registrations through us and to distribute our services, and if we are unable to maintain these relationships or establish new relationships, our revenues will decline.

The growth of our business depends on, among other things, our resellers’ renewal of their customers’ domain registrations through us. Resellers may choose to renew their domains with other registrars or their registrants may choose not to renew and pay for renewal of their domains. This may reduce our resellers’ number of domain name registration customers which in turn would drive up their customer acquisition costs and harm our operating results. If resellers decide, for any reason, not to renew their registrations through us, it may in turn reduce the market to which our resellers could market our other higher-margin services, thereby further impacting our revenue and profitability and harming our operating results.

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

Disputes over registration of domain names, the activities of our reseller’s customers or the content of their websites could subject us to liability and could negatively affect the public’s perception of our corporate image.

As a registrar of domain names services, we may be subject to potential liability for illegal activities by our reseller’s customers on their websites. We provide an automated service that enables users to register domain names. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of their websites, and we have no control over the activities in which these customers engage. While we have policies in place to terminate domain names or to take other action if presented with evidence of illegal conduct, customers could nonetheless engage in prohibited activities without our knowledge.

Several bodies of law may be deemed to apply to us with respect to various customer activities. Because we operate in a relatively new and rapidly evolving industry, and since our industry is characterized by rapid changes in technology and in new and growing illegal activity, these bodies of laws are constantly evolving. Some of the laws that apply to us with respect to certain customer activities include the following:

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

Although established statutory law and case law in these areas to date generally have shielded us from liability for customer activities, court rulings in pending or future litigation may serve to narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

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

We currently license many third party technologies and may need to license further technologies which could delay and increase the cost of product and service developments

We currently license certain technologies from third parties and incorporate them into certain of our services including email, anti-spam and anti-virus. The Internet services market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license necessary solutions, we may have to devote our resources to development of such technologies, which could delay and increase the cost of product and service developments overall.

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

In recognition of the evolving nature of the internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our service offerings under four distinct brands namely “OpenSRS”, “YummyNames”, “Hover” and “Butterscotch”. We also believe that maintaining and enhancing the “Tucows” corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

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

We currently own a portfolio of domain names that were previously owned by another third-party. In addition, we have acquired, and intend to continue to acquire, other previously owned domain names. While we have a policy against acquiring domain names that infringe on third-party intellectual property rights, including trademarks or confusingly similar business names, in some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy, or UDRP, adopted by ICANN or actions under the Anticybersquatting Consumer Protection Act, or ACPA. We may also face actions from third-parties under national trademark or anti-competition legislation.

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

Claims of infringement of intellectual property or other rights of third parties against us could result in substantial costs. Third parties may assert claims of infringement of patents or other intellectual property rights against us concerning past, current or future technologies. Content obtained from third parties and distributed over the Internet by us may result in liability for defamation, negligence, intellectual property infringement, product or service liability and dissemination of computer viruses or other disruptive problems. We may also be subject to claims from third parties asserting trademark infringement, unfair competition and violation of publicity and privacy rights relating specifically to domains. As a domain name registrar, we regularly become involved in disputes over registration of domain names. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith intent to profit or reckless disregard of a court order by the registrars. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us, and therefore increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

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

We intend to participate in ICANN's new gTLD Program, which may present us with unique operational and other risks. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

ICANN has approved a framework for the significant expansion of the number of gTLDs in 2012. If this expansion is completed, we intend to pursue certain opportunities in connection with the new gTLD program, which may include operating the back-end infrastructure for new gTLD registries and/or owning and operating one or more of our own gTLDs. We currently have no operating experience providing back-end registry services to existing registries or acting as an owner and operator of domain name registries for gTLD strings. Our participation in the new gTLD program may involve us in new and complex processes with respect to the application and awarding of gTLD strings by ICANN, which may require that we expend significant resources to integrate these processes into our current operations. Participation in the new program may also require us to rely upon, negotiate and collaborate with independent third parties, with whom we may not have long-term contracts. In addition, we expect to compete with other established and more experienced operators in these proposed service offerings and may not be able to compete effectively with these operators. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

Because we are required to recognize revenue for our services over the term of the applicable customer agreement, changes in our sales may not be immediately reflected in our operating results.

We recognize revenue from our customers ratably over the respective terms of their agreements with us as required by GAAP. Typically, our domain name registration agreements have terms that range from one to ten years, and our website hosting agreements have annual or month-to-month terms. Accordingly, any increases or decreases in sales during a particular period do not translate into immediate, proportional increases or decreases in revenue during that period, and a substantial portion of the revenue that we recognize during a quarter, is derived from deferred revenue from customer agreements that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, since we are not permitted under GAAP to recognize all of the revenue from these sales immediately, and because we are required to reflect a significant portion of our related operating expenses in full during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations.

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

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate determination of our tax liability is always subject to review by the applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by:

•
international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arm’s- length related party transfer pricing policies or the validity of our contemporaneous documentation.

•	changes in the valuation of our deferred tax assets; or

•	changes in tax laws, regulations, accounting principles or the interpretations of such laws.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

Enacted in July 2010, The Dodd-Frank Act amended the Sarbanes-Oxley Act of 2002 to exclude smaller reporting companies, like Tucows, from the requirement to obtain an audit report on internal controls over financial reporting.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot guarantee assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, which could have a material adverse effect on our operating results and on our stock price, and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives may no longer be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Adverse conditions in the U.S. and international economies could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the affordability of and demand for some of our products and services. The recent national and global economic downturn resulted in, among other things, a decline in overall consumer and corporate spending. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumers’ level of disposable income, consumer debt and overall consumer confidence. Although the economy has shown signs of stabilization, there is no guarantee as to when or if overall consumer and corporate spending will return to pre-recession levels. Our services may be considered discretionary on the part of many of our current and potential customers and be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, continuing increases in fuel costs, conditions in the residential real estate and mortgage markets and access to credit.

To the extent conditions in the economy remain uncertain or deteriorate, our business could be impacted as customers choose to leave our services, to reduce their service level or to stop purchasing our services. In addition, our efforts to attract new customers may be adversely affected. The current economic conditions may also adversely impact our key vendors. In uncertain and adverse economic conditions, decreased consumer spending is likely to result in a variety of negative effects such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible assets. Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our services due primarily to a decline in the ability of our business customers to use or access credit, including through credit cards, which is how most of our customers pay for our services. We also expect to continue to experience volatility in foreign exchange rates, which could negatively impact the amount of expenses we incur and the net assets we record in future periods. If any of the above risks are realized, we may experience a material adverse effect on our business, financial condition and results of operations.

Our quarterly and annual operating results may fluctuate and our future revenues and profitability are uncertain.

Our quarterly and annual operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•	our ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of our services;

•	our ability to identify and develop new technologies or services and to commercialize those technologies into new services in a timely manner;

•	the mix of our services sold during the quarter or year;

•	our ability to make appropriate decisions which will position us to achieve further growth;

•	concentrated capital expenditures in any particular period to support our growth or for other reasons;

•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on selling prices;

•	our ability to identify, hire, train, motivate and retain highly qualified personnel, and to achieve targeted productivity levels;

•	market acceptance of Internet services generally and of new and enhanced versions of our services in particular;

•	our ability to establish and maintain a competitive advantage;

•	the continued development of our global distribution channel and our ability to compete in multiple countries successfully as part of our sales and marketing strategy;

•	the number and significance of service enhancements and new service and technology announcements by our competitors;

•	our ability to identify, develop, deliver, and introduce in a timely manner new and enhanced versions of our current service offerings that anticipate market demand and address customer needs;

•	changes in foreign currency exchange rates and issues relating to the conversion to the Canadian dollar;

•	foreign, federal or state regulation affecting our business;

•	our ability to continue to attract users to our website;

•	our ability to attract software developers to participate in our Author Resource Center;

•	our ability to continue to attract advertisers to place content on our website;

•	technical difficulties or other factors that result in system downtime;

•	seasonality of the markets and businesses of our customers;

•	news relating to our industry as a whole;

•	our ability to enforce our intellectual property rights;

•	our ability to manage Internet fraud and information theft; and

•	current economic conditions.

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

•	Since December 1, 1999, we have required our resellers to ensure that all registrants are bound to the UDRP as approved by ICANN.

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

We may need to expend significant capital and other resources to protect against the threat of security breaches or alleviate problems caused by breaches. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our websites and the web pages that deliver our content services. An information technology systems security breach may lead to a material disruption of our systems and/or the loss of business information, which may materially and adversely affect our business. Risks relating to such a security breach may include, among other things: a material, adverse impact on our business and future financial results due to the theft, destruction, loss, misappropriation, or release of confidential data, negative publicity resulting in reputation or brand damage with our customers, vendors, or peers due to the theft, destruction, loss, misappropriation, or release of confidential data,  operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities and adverse effects on our compliance with regulatory laws and regulations. Repeated or substantial interruptions could result in the loss of customers and reduced revenues.

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

New tax treatment of companies engaged in Internet commerce may adversely affect the demand for our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in Virginia, Toronto and Germany, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet on Tucows or on our customers. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

ICANN Oversight of Domain Name Registration System

Before 1999, Network Solutions managed the domain registration system for the .com, .net and .org domains on an exclusive basis under a cooperative agreement with the U.S. government. In November 1998, the U.S. Department of Commerce authorized ICANN, a private sector, not for profit corporation, to oversee key aspects of the domain registration system. ICANN has been subject to strict scrutiny by the public and by the government in the United States of America. For example, in the United States of America, Congress has held hearings to evaluate ICANN’s selection process for new top level domains. In addition, ICANN faces significant questions regarding its financial viability and efficacy as a private sector entity. ICANN may continue to evolve both its long term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its Board of Directors. We continue to face the risks that:

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

As of March 5, 2011, three of our principal shareholders beneficially own approximately 23% of the shares of our common stock. These shareholders could have a significant impact on the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets and other transactions causing a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

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

ITEM 2.  PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain offices of approximately 4,000 square feet in Starkville, Mississippi, approximately 2,900 square feet in Bonn, Germany, approximately 500 square feet in Amsterdam, Netherlands and approximately 500 square feet in London, United Kingdom.

Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario and Ashburn, Virginia.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock trades on the NYSE Amex under the symbol “TCX” and on the Toronto Stock Exchange under the symbol “TC”. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Year	Fiscal Quarter Ended	High	Low
2012	January 1, 2012 through March 5, 2012	$0.95	$0.75
2011	March 31, 2011	0.90	0.72
	June 30, 2011	0.87	0.76
	September 30, 2011	0.82	0.71
	December 31, 2011	0.78	0.74
2010	March 31, 2010	0.93	0.66
	June 30, 2010	0.78	0.62
	September 30, 2010	0.69	0.58
	December 31, 2010	0.80	0.66

Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol “TCOW” through August 17, 2005. Our common stock began trading on the NYSE Amex (formerly the American Stock Exchange) on August 18, 2005.

As of March 5, 2012, Tucows had 325 shareholders of record, excluding shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2011 and December 31, 2010, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements.

Equity Compensation Plan Information

On October 8, 2010, our 2006 Amended and Restated Equity Compensation Plan was amended to increase the number of shares which have been set aside for issuance by an additional 1.9 million shares to 6.9 million shares

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	4,654,875	$0.70	1,703,626
1996 Equity Compensation Plan	4,091,166	$0.42	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,746,041	$0.57	1,703,626

Purchases of equity securities by the issuer and affiliated purchasers

On November 11, 2011 we commenced a normal course issuer bid (“NCIB”). The NCIB authorized the repurchase up to 3,840,000 shares of our common stock. During Fiscal 2011 we repurchased 23,765 of our common shares under the NCIB at an average purchase price of $0.78 per share, for a total of $18,442. The purchase price and all transaction costs were funded from available cash. All shares repurchased under the NCIB were immediately retired. This NCIB was terminated upon the commencement of the modified Dutch auction tender offer on December 15, 2011.

Issuer purchases of equity securities

The following table provides information about the purchase of equity securities that we made during the fourth quarter of the year ended December 31, 2011 pursuant to our normal course issuer bid offer described above:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
December 1 - 31, 2011	23,765	$0.78	23,765	3,830,235
Total	23,765	$0.78	23,765

(1)	Average price paid per share as set forth in the table is exclusive of all fees, which amounted to approximately $0.78 per share.

(2)	All shares of common stock listed in the table were repurchased pursuant to our normal course issuer bid, announced on November 9, 2011.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Information Concerning Forward-Looking Statements” on page 1.

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

YummyNames, our domain portfolio service, manages tens of thousands of domain names, many of which generate advertising revenue and most of which we offer for resale via our reseller network and other channels. Included in the YummyNames domain portfolio are over 42,000 surname domains that allow over two-thirds of Americans to purchase an email address based on their last name.

Butterscotch, our content service, operates two advertising supported websites, butterscotch.com and tucows.com, which provide content to help consumers overcome the complexity of modern technology and the Internet, in the form of over 4,000 videos and over 385,000 software and mobile listings and articles. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

For the years ended December 31, 2011, 2010 and 2009, we reported revenue of $97 million, $85 million and $81 million, respectively. For the years ended December 31, 2011, 2010 and 2009, our OpenSRS domain service offering accounted for 79%, 77% and 73% of our total revenue, respectively.

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics to, assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following table sets forth, the key business metrics which we believe are the primary indicators of our performance for the periods presented:

	Year ended December 31, (1)
	2011	2010	2009
	(in 000’s)
Total new, renewed and transferred-in domain name registrations provisioned	8,576	7,396	6,654
Domain names under management
Provisioned on behalf of Tucows	10,482	8,809	8,128
Provisioned on behalf of accredited registrars	1,400	1,400	1,567
Total domain names under management	11,882	10,209	9,695

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

In 2007, we entered into contractual agreements with Verisign for the supply of domain names. These agreements were automatically renewed in February 2012 until February 2017. Under the agreements, Verisign charges a fee for .com and .net domain names of $7.34 and $5.40 respectively, for each year for which a domain name is registered. Effective January 15, 2012, Verisign increased these domain name fees to $7.85 and $5.86 respectively. Mandated registry price increases such as these will adversely increase our service costs as a percentage of our total revenue.

In 2009, our contractual agreement with ICANN was amended to extend the terms of the agreement through June 30, 2014. Under the agreement, ICANN charges a $0.18 fee for each year that a domain name is registered in the TLDs that fall within its purview. In addition, ICANN has approved a framework for the significant expansion of the number of gTLDs in 2012. We believe that such expansion, once completed, will result in an increase in the number of domains we register and related revenues in 2013.  In addition, we believe that the new gTLD Program could also provide us with new revenue opportunities in 2013, which include operating the back-end infrastructure for new TLD registries and/or owning one or more TLDs in our own right.

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

Net Revenues

OpenSRS

We derive revenue from our reseller network by providing them with reseller services that comprise (a) domain service, (b) email service and (c) other services. Other services include the provisioning of secure sockets layer (“SSL”), billing, provisioning and customer care software solutions through our Platypus software, and from time to time we receive fees from vendors to expand or maintain the market position for their services.

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

With the acquisition of EPAG Domainservices GmbH (“EPAG”) in August 2011, we now offer registration services for over 200 TLDs.

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective January 2012, registry fees for the .com and .net registrations were increased by the registry to $7.85 and $5.86, respectively. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our Premium Domain name services. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

OpenSRS Email Service

We derive revenue from our hosted email service through our global distribution network. Our email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solutions that can be customized to their branding and business model requirements. The email service also includes spam and virus filtering on all accounts. End-users can access the email service via a full-featured, multi-language AJAX-enabled web interface, a WAP mobile interface, or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP and 5GB of email storage.

Other OpenSRS Services

We derive revenue from other services primarily from provisioning SSL certificates. From time to time, we also receive fees from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

Hover

We derive revenues from Hover’s sale of retail Internet domain name registration and email services to individuals and small businesses. These services include the sale of personalized email through Tucows’ portfolio of surname-based domain names as well as simplified interfaces that allow customers to connect their domain names to websites and email addresses through a unique domain forwarding system.

Butterscotch

We also generate advertising and other revenue through two ad-supported content sites, butterscotch.com and tucows.com.

Butterscotch.com and Tucows.com primarily derive revenue from banner and text advertising on their sites. In addition, their revenue is derived from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center to submit their products for inclusion on our site and to purchase promotional placements of their software.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2011, or Fiscal 2011, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

With respect to the sale of domain registrations and other Internet services, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. We also enter into revenue arrangements in which a reseller may purchase a combination of services (multiple element arrangements). When a standalone selling price exists for each deliverable, we allocate revenue to each deliverable based on the relative selling price of each of the deliverables. The standalone selling price is established for each deliverable by the price charged when that deliverable is sold separately by the Company which is vendor specific objective evidence (“VSOE”). For arrangements where the Company does not sell the deliverable separately, the selling price is determined based on third party evidence (“TPE”), which is the price at which a competitor or third party sells the same or similar and largely interchangeable deliverable on a standalone basis. In instances where VSOE and TPE do not exist, the Company uses an estimated selling price for the deliverable, which is the price at which a Company would transact if the deliverable were sold by the vendor regularly on a standalone basis. Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

We record provisions for possible uncollectible accounts receivable and contingent liabilities which may arise in the normal course of business. The allowance for doubtful accounts is calculated by taking into account factors such as our historical collection and write-off experience, the number of days the customer is past due and the status of the customer’s account with respect to whether or not the customer is continuing to receive service. The contingent liability estimates are based on management’s historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of liabilities and expenses that are not readily apparent from other sources. Historically, credit losses have been within our expectations and the reserves we have established have been appropriate. However, we have, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional provisions may be required.

Valuation of intangible assets, goodwill and long-lived assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Finite life intangible assets, related to the acquisition of EPAG in August 2011, are being amortized on a straight-line basis over periods of two to seven years, and consist of technology, brand and customer relationships. Finite life intangible assets, related to the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of five to seven years, and consist of brand and customer relationships. Indefinite life intangible assets, acquired in the acquisition of Mailbank.com Inc. in June 2006, consist of surname domain names and direct navigation domain names.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2011 and 2010.

Our 2011 annual goodwill impairment analysis, which we performed for our reporting unit as of December 31, 2011, did not result in an impairment charge. We determined the estimated fair value of our reporting unit using the income approach and the market approach to determine that the estimated fair value exceeded its carrying value. This analysis was consistent with the approach we utilized in our analysis performed in prior years. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The key assumptions used in our 2011 annual goodwill impairment test to determine the fair value of our reporting unit included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0%; and (c) a discount rate of 18%, which was based upon our reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment. As of the date of our 2011 annual impairment test, our estimated fair values for our reporting unit, based on reasonable changes in assumptions exceed its carrying value by a range of 40% to 80%. We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of our control that could cause actual results to materially differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of December 31, 2011, we had $18.9 million in goodwill and $17.5 million in intangible assets.

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50% likely to be realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate based on new information that may become available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2011	2010

OpenSRS:
Domain Services	$76,201,058	$64,977,121
Email Services	2,603,333	2,325,253
Other Services	4,821,108	4,368,781
Total OpenSRS Services	83,625,499	71,671,155

Yummy Names	6,119,569	6,123,708
Hover	5,263,118	4,559,833
Butterscotch	2,056,781	2,223,809
	$97,064,967	$84,578,505
Increase over prior period	$12,486,462
Increase - percentage	15%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2011	2010

OpenSRS:
Domain Services	79%	77%
Email Services	3%	3%
Other Services	5%	5%
Total OpenSRS Services	87%	85%

Yummy Names	6%	7%
Hover	5%	5%
Butterscotch	2%	3%
	100%	100%

Total net revenues for Fiscal 2011 increased by $12.5 million, or 15%, to $97.1 million from $84.6 million for the year ended December 31, 2010, or Fiscal 2010. Deferred revenue from domain name registrations and other Internet services at December 31, 2011 increased to $69.2 million from $62.6 million at December 31, 2010.

No customer accounted for more than 10% of revenue during Fiscal 2011 and, at December 31, 2011, one customer accounted for 16% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

OpenSRS

During Fiscal 2011, OpenSRS revenue increased by $11.9 million, or 17% to $83.6 million when compared to Fiscal 2010 primarily as a result of OpenSRS domain revenue increasing by $11.2 million or 17% to $76.2 million. This increase is primarily attributable to our success in attracting customers with increased transaction volumes, the impact of the EPAG acquisition and the impact of the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries. In addition, email revenue increased by $0.3 million or 12% to $2.6 million and other services increased by $0.4 million or 10% to $4.8 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases in future periods may not be commensurate with what we have achieved during past periods as our vendor partners may elect to cancel or amend their marketing programs at any time.

During Fiscal 2011, the total new, renewed and transferred-in domain name registrations that we processed increased by 1.2 million or 16% to 8.6 million registrations as compared to Fiscal 2010. This increase resulted primarily from our continuing efforts to attract new clients and retain existing customers, as well as our acquisition of EPAG in August 2011.

As of December 31, 2011, the total domain names under our management had increased by 1.7 million, or 19%, to 10.5 million domain names, as compared to the total domain names under our management as of December 31, 2010. This increase is primarily the result in our success at attracting new customers with increased transaction volumes and includes the 0.4 million domains that were added through the acquisition of EPAG. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. The number of domain names we manage on behalf of other accredited registrars remained essentially flat at 1.4 million at both December 31, 2011 and December 31, 2010.

YummyNames

Net revenues from our YummyNames domain portfolio service for Fiscal 2011 remained essentially flat at $6.1 million compared to Fiscal 2010.

During Fiscal 2011, we earned $5.1 million by making domain names in our portfolio available for sale or lease, compared to $4.9 million during Fiscal 2010. In addition we earned $1.0 million from our pay-per-click advertising or parked pages program during Fiscal 2010 compared to $1.2 million for Fiscal 2010.

This decrease primarily reflects the decrease in the delivery of third-party advertisements on parked pages of $0.2 million as a result of the impact our domain name sales have on our advertising revenue and the general economic conditions resulting in a generally slower advertising environment. These decreases have been partially offset by our success at selling domain names from our portfolio.

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

Hover

Net revenues from Hover for Fiscal 2011 as compared to Fiscal 2010 increased by $0.7 million, or 15%, to $5.3 million. We believe that this increase reflects the success of our marketing initiatives and improved website in attracting new customers and retaining existing ones.

Butterscotch

Net revenues from Butterscotch for Fiscal 2011 as compared to Fiscal 2010 decreased by $0.2 million, or 8%, to $2.0 million. These decreases reflect the decrease in revenue from certain corporate video initiatives that were undertaken during fiscal 2010 and which were not continued during Fiscal 2011 as well as a decrease in revenues from the display advertising from the Tucows.com desk-top software libraries (which historically has been the largest source of Butterscotch revenue) and our Author Resource Center.

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

General

As a significant portion of our expenses are incurred in Canadian dollars, the strengthening of the Canadian dollar relative to the U.S. dollar has negatively impacted operating expenses during Fiscal 2011 when compared to Fiscal 2010. The Canadian dollar relative to the U.S. dollar has strengthened, on average, by approximately 5% as compared to Fiscal 2010. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2011	2010

OpenSRS:
Domain Services	$63,491,432	$54,087,893
Email Services	311,628	425,836
Other Services	1,616,856	1,570,481
Total OpenSRS Services	65,419,916	56,084,210

Yummy Names	746,586	817,290
Hover	1,881,063	1,527,727
Butterscotch	40,822	65,622
Network, other costs	4,837,650	4,648,899
Network, depreciation and amortization costs	836,045	1,331,576
	$73,762,082	$64,475,324
Increase over prior period	$9,286,758
Increase - percentage	14%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2011	2010

OpenSRS:
Domain Services	86%	85%
Email Services	0%	1%
Other Services	2%	2%
Total OpenSRS Services	88%	88%

Yummy Names	1%	1%
Hover	3%	2%
Butterscotch	0%	0%
Network, other costs	7%	7%
Network, depreciation and amortization costs	1%	2%
	100%	100%

Total cost of revenues for Fiscal 2011 increased by $9.3 million, or 14%, to $73.8 million from $64.5 million in Fiscal 2010 primarily the result of increased sales volumes. Prepaid domain registration and other Internet services fees as of December 31, 2011 increased by $6.0 million, or 12%, to $55.8 million from $49.8 million at December 31, 2010.

OpenSRS

Costs for OpenSRS for Fiscal 2011 increased by $9.3 million, or 17%, to $65.4 million from $56.1 million, when compared to Fiscal 2010. This increase was primarily the result of increased domain registration volume and the increases in July 2010 of registration fees paid to the registries. This increase was partially offset by market development funds of $0.7 million we received for Fiscal 2011.

YummyNames

Costs for YummyNames for Fiscal 2011 as compared to Fiscal 2010 remained relatively flat at $0.8 million.

Hover

Costs for Hover for Fiscal 2011 as compared to Fiscal 2010 increased by $0.4 million, or 23%,  to $1.9 million, and primarily reflect our success in attracting new customers and retaining existing ones.

Network costs

Network costs before depreciation and amortization for Fiscal 2011 increased by $0.2 million, or 4%, to $4.8 million, primarily as a result of increased workforce costs. Network costs were also negatively impacted by the approximately 5% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to Fiscal 2010 which reflects our improved efficiency in operating and managing our co-location facilities.

Amortization of intangible assets consists of amounts arising in connection with the acquisition of technology from each of the Boardtown Corporation in April 2004, Mailbank.com Inc. in June 2006, IYD in July 2007 and EPAG in August 2011.

The technology purchased in connection with the acquisition of Boardtown Corporation is amortized on a straight-line basis over seven years, and for IYD over three years, while the technology acquired in connection with each of the acquisitions of the in-house software of Mailbank.com Inc. and EPAG are being amortized on a straight-line basis over two years.

We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2012.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2011	2010
Sales and marketing	$7,442,681	$7,217,754
Increase over prior period	$224,927
Increase - percentage	3%
Percentage of net revenues	8%	9%

Sales and marketing expenses for Fiscal 2011 increased by $0.2 million, or 3%, to $7.4 million as compared to Fiscal 2010. The increase was primarily due to our direct sales and marketing efforts in 2011 and the acquisition of EPAG in August 2011. Sales and marketing expenses were also negatively impacted by the approximately 5% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to Fiscal 2010.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2012 to increase slightly, in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to meet future opportunities in the marketplace.

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

	Year ended December 31,
	2011	2010
Technical operations and development	$4,868,228	$4,577,898
Increase over prior period	$290,330
Increase - percentage	6%
Percentage of net revenues	5%	5%

Technical operations and development expenses for Fiscal 2011 increased by $0.3 million, or 6%, to $4.9 million as compared to Fiscal 2010. The year-over-year increase was largely due to increased personnel and related costs that we incurred to further develop our platform and websites to support and grow our service offerings. Technical operations and development expenses were also negatively impacted by the approximately 5% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to Fiscal 2010.

Excluding movements in exchange rates; we expect technical operations and development expenses for the fiscal year ending December 31, 2012, in absolute dollars, to increase slightly when compared to the fiscal year ended December 31, 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2011	2010
General and administrative	$6,096,596	$5,123,074
Increase over prior period	$973,522
Increase - percentage	19%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2011 increased by $1.0 million, or 19%, to $6.1 million as compared to Fiscal 2010. The year-over-year increase was primarily due to a $0.5 million increase in professional fees primarily related to our public company compliance initiatives and additional legal fees incurred in defending ourselves in domain name disputes to which we are named as a party and a $0.3 million increase in facilities and rent expenses. General and administrative expenses were also negatively impacted by the approximately 5% strengthening, on average, in the Canadian dollar relative to the U.S. dollar compared to Fiscal 2010.

Excluding movements in exchange rates; we expect general and administrative expenses for the fiscal year ending December 31, 2012, in absolute dollars, to increase slightly when compared to the fiscal year ended December 31, 2011.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2011	2010
Depreciation of property and equipment	$187,005	$170,844
Increase over prior period	$16,161
Increase - percentage	9%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2011 remained essentially flat at  $0.2 million. In December 2011 we began to reconfigure our Toronto facility to better support our agile teams.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2011	2010
Loss on disposition of property and equipment	$42,165	$-
Increase over prior period	$42,165
Increase - percentage	-%
Percentage of net revenues	0%	-%

As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during Fiscal 2011, which resulted in a loss on the disposition of such equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2011	2010
Amortization of intangible assets	$1,004,950	$1,442,160
Decrease over prior period	$(437,210)
Decrease - percentage	(30)%
Percentage of net revenues	1%	2%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Boardtown in April 2004, the acquisition of Mailbank.com Inc. in June 2006, the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG in August 2011.

The brand and customer relationships acquired in connection with the acquisitions of Boardtown Corporation, Innerwise Inc and EPAG are being amortized on a straight-line basis over seven years.

Customer relationships acquired in connection with the acquisition of Mailbank.com Inc. are amortized on a straight-line basis over five years.

LOSS (GAIN) ON CURRENCY FORWARD CONTRACTS

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

	Year ended December 31,
	2011	2010
Loss (gain) on currency forward contracts	$535,223	$(872,539)
Increase over prior period	$1,407,762
Increase - percentage	(161)%
Percentage of net revenues	1%	(1)%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through May 2013. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for Fiscal 2011 was a net loss of $1.5 million compared to a net loss of $1.4 million for Fiscal 2010. This impact of the fair value adjustment on unrealized foreign exchange on these contracts was partially offset by the realized gain upon settlement of currency forward contracts of $1.0 million for Fiscal 2011 and $2.2 million for Fiscal 2010.

At December 31, 2011, our balance sheet reflects a derivative instrument liability of $0.7 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2011	2010
Other income (expense), net	$324,573	$(116,197)
Increase over prior period	$440,770
Increase - percentage	(379)%
Percentage of net revenues	0%	(0)%

Other income increased by approximately $0.4 million to $0.3 million for Fiscal 2011, as compared to other expenses of $0.1 million for Fiscal 2010. This increase primarily resulted from the third party who is commercializing the Infonautics patents that we assigned to them in 2002 undertaking a routine audit of one of their licensees. As a result of the audit, we received an additional payment of $0.3 million in March 2011 and $0.1 million in June 2011. As the costs of commercializing the patents have increased, we do not expect any future revenue received to be material.

Also, net interest expense decreased by $0.05 million during Fiscal 2011 when compared to the Fiscal 2010, primarily as a result of the impact of the capital repayments we have made.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2011	2010
Provision for (recovery of) income taxes	$(2,719,621)	$210,845
Increase in provision over prior period	$(2,930,466)
Decrease - percentage	(1,390)%
Percentage of net revenues	(3)%	0%

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We currently believe that based on the available information, it is more likely than not that our deferred tax assets will be realized, and accordingly, during Fiscal 2011, we have recorded a deferred tax recovery of $3.6 million related to the full release of our remaining valuation allowances. In addition, our Fiscal 2011 provision included a recovery of $0.2 million related to revisions of prior year estimates and a recovery of $0.04 million related to investment tax credits earned during the period. This was offset by a provision for Fiscal 2011 tax on profits of $1.1 million.

Our 2010 provision for income taxes primarily relates to tax on prior year profits of $0.2 million, tax expense of $0.1 million related to revisions to prior year estimates; offset by a recovery of $0.05 million related to investment tax credits earned during the period.

We had approximately $0.2 million of total gross unrecognized tax benefit as of December 31, 2011and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for potential 2011 research and development tax credits. We will record the tax benefit of the 2011 research and development claim once we have reasonable assurance that it is more likely than not that all or a portion of the benefit arising from the claim will be realized.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Butterscotch

Net revenues from Butterscotch for Fiscal 2010 as compared to Fiscal 2009 increased by $0.2 million, or 9%, to $2.2 million. This increase is primarily the result of increases in video advertising and corporate video revenue as advertisers continued to increase advertising spending on more content rich websites such as Butterscotch.com. A portion of this increase was from larger video contracts which may not be repeatable. This increase has been partially offset by the decline in our Author Resource Center, which we believe reflects the current preference of advertisers for more content rich websites, as well as the significant decrease we have experienced in Ad Sense revenue, which resulted from Google’s elimination of their enterprise level AdSense program.

COST OF REVENUES

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

OpenSRS

Costs for OpenSRS for Fiscal 2010 increased by $5.7 million, or 11%, to $56.1 million from $50.4 million, when compared to Fiscal 2009. This increase was primarily the result of increased domain registration volume and the increases in July 2010 of registration fees paid to the registries. This increase was partially offset by certain one-time email service costs we incurred during Fiscal 2009.

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

	Year ended December 31,
	2010	2009
General and administrative	$5,123,074	$4,537,882
Increase over prior period	$585,192
Increase—percentage	13%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2010 increased by $0.6 million, or 13%, to $5.1 million as compared to Fiscal 2009. This was primarily as a result of our recording a foreign exchange gain of $26,000 during Fiscal 2010 as compared to a foreign exchange gain of $0.3 million during Fiscal 2009. This gain in foreign exchange was primarily the result of the strengthening, on average, of the Canadian dollar relative to the U.S. dollar by approximately 9% from Fiscal 2009, as well as by an increase in workforce related costs, facility costs and professional services of $0.3 million during Fiscal 2010, as compared to Fiscal 2009.

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

LOSS (GAIN) ON CURRENCY FORWARD CONTRACTS

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

	Year ended December 31,
	2010	2009
Gain on currency forward contracts	$872,539	$3,158,550
Decrease over prior period	$2,286,011
Decrease—percentage	(72)%
Percentage of net revenues	(1)%	(4)%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through November 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for Fiscal 2010 was a net gain of $0.9 million, as compared to a net gain of $3.2 million for Fiscal 2009. This net gain in fair value of forward contracts results from a combination of the impact from the change in foreign exchange rates over time, as well as from the impact of the settlement of forward exchange contracts as they mature.

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

Our provision for income taxes primarily relates to tax on current year taxable income of $0.2 million; and tax expense of $0.1 million related to revisions to prior year estimates; offset by a recovery of $0.05 million related to investment tax credits earned during the period. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.

Our 2009 provision for income taxes primarily relates to prior year profits of $0.5 million, tax expense of $0.1 million related to revisions to prior year estimates; a recovery of $0.6 million related to a reduction in the Company’s recorded deferred tax liability and a recovery of $0.3 million related to investment tax credits earned during the period.

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

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and capital resources

As of December 31, 2011, our cash and cash equivalents balance increased by $2.2 million to $6.4 million, from $4.2 million as at December 31, 2010. Our principal source of liquidity during Fiscal 2011 and Fiscal 2010 was net cash provided by operating activities. Fluctuations in foreign exchange rates had a material impact on the balances of our assets and liabilities year-over-year as reported in our consolidated balance sheets, which impacted amounts shown in our consolidated statement of cash flows.

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank”) that were amended on July 27, 2011, and which provide the Company with access to a non-revolving demand loan, two revolving demand loan facilities, a treasury risk management facility and an operating demand loan.

Non-Revolving Demand Loan.

The Amended Credit Facility provided for a non-revolving, reducing demand loan with the Bank (the “Non-Revolving Demand Loan”), the outstanding balance of which was $1.3 million as of December 31, 2010.  During Fiscal 2011, the Company repaid in full the outstanding  balance under the Non-Revolving Demand Loan.

Two Revolving Demand Loan Facilities.

The Amended Credit Facility provides for an additional US$8,000,000 in funds available through a demand loan revolving facility (the “DLR Loan”) and a demand loan revolving, reducing facility (the “DLRR Loan”, and together with the DLR Loan, the “Revolving Demand Loan Facilities”).   Advances under the Revolving Demand Loan Facilities may be used to finance the repurchases of the Company’s common stock and for certain permitted acquisitions.  The Amended Credit Facility provides that aggregate advances under the Revolving Demand Loan Facilities may not exceed $8.0 million and  no more than $2.0 million of such advances may be used to finance repurchases of the Company’s common stock (the “Share Repurchase Limit”).  On December 13, 2011, the Company entered into a letter of acknowledgment with the Bank that provided for the waiver of the Share Repurchase Limit and permitted the Company to use any funds available under the Revolving Demand Loan Facilities to finance share repurchases through March 31, 2012.  As of March 31, 2012, the Share Repurchase Limit will be reinstated and the Company may draw additional funds on the Revolving Demand Loan Facilities to fund share repurchases only to the extent that the outstanding balance of the Revolving Demand Loan Facilities does not exceed US$2,000,000.

The DLR Loan accrues interest at the BMO U.S. Base Rate plus 1.25%.   The Company may elect to pay interest on the DLRR Loan either at the BMO U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. In addition, the Revolving Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears.  Outstanding amounts under the Revolving Demand Loan Facilities are payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate these loan facilities at any time.

 Repayment of advances under the DLR Loan consists of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the DLR Loan as of December 31st of each year is to be fully repaid within 31 days of December 31st through an equivalent advance made under the DLRR Loan. Advances under the DLRR Loan will be made annually and solely for such purpose.  Each advance under the DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance.

On July 28, 2011, the Company drew down $2.5 million on the DLR Loan to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On August 11, 2011, the Company prepaid $1.0 million of this loan. On December 31, 2011, in terms of the Revolving Demand Loan facilities, the remaining balance under the DLR Loan was fully repaid by an equivalent advance made under the DLRR Loan. At December 31, 2011, the outstanding balance under the DLRR Loan was $0.9 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million, settlement risk line to assist the Company with hedging U.S. dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2011, the Company has contracts in the amount of $30.4 million to trade U.S. dollars in exchange for Canadian dollars.

           Operating Demand Loan

The Amended Credit Facility also provides for a $1.0 million operating demand loan to the Company to assist it in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. Tucows has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2011, the Company had no amounts outstanding under the Operating Demand Loan.

General Terms

Our Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement also requires us to make annual cash sweep payments based on our audited financial statements provided. These cash sweep payments will be applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Company’s Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which such limit will be reviewed on an annual basis. As of, and for the period ended, September 30, 2011, the Company was in compliance with these covenants.

As of and for the year ended December 31, 2011, we were in compliance with these covenants.

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

Cash Flow from Operating Activities

Year ended December 31, 2011
Net cash provided by our operating activities decreased by 13% to $5.9 million compared to the prior year. Net income for Fiscal 2011, which included non-cash charges and recoveries of $0.9 million such as a deferred tax recovery, loss on currency forward contracts, depreciation, amortization and stock-based compensation was $7.1 million. This was partially offset by our deploying an additional $1.2 million in working capital to fund growth in our business. Changes in deferred revenue, accrued expenses and customer deposits contributed an additional $5.9 million to working capital which was offset by our utilizing $7.1 million to fund deferred registration costs, deposits with registries, accounts receivable, income taxes recoverable, prepaid expenses and accounts payable.

Year ended December 31, 2010
Net cash provided by our operating activities for Fiscal 2010 totaled $6.8 million. Net income for Fiscal 2010, which included non-cash charges and recoveries of $4.8 million such as loss on currency forward contracts, depreciation, amortization and stock-based compensation, was $6.9 million. This was partially offset by our deploying an additional $0.1 million in working capital. Changes in deferred revenue, customer and registry deposits contributed an additional $6.8 million to working capital while deferred registration costs, accounts receivable, accounts payable and accrued expenses utilized $6.9 million.

Year ended December 31, 2009
Net cash provided by operating activities for Fiscal 2009 totaled $6.5 million. Operating activities for Fiscal 2009 generated $7.0 million, after adjustment for non-cash and other items, including the net change in deferred revenue and prepaid domain name registry and other Internet services fees, depreciation, amortization, unrealized change in the fair value of forward contracts, the gain on disposal of our investment in Afilias and stock-based compensation, aggregating to $4.7 million. This was partially offset by an increase in other non-cash operating working capital of $0.5 million, which was primarily the result of an increase in income taxes recoverable and a reduction in accounts payable and accruals, as well an increase in accounts receivable, prepaid expenses and customer deposits.

Cash Flow from Financing Activities

Year ended December 31, 2011
Net cash used in financing activities during Fiscal 2011 totaled $0.4 million which arose out of our using our credit facilities with the Bank of Montreal. During Fiscal 2011, we fully repaid the remaining $1.3 million that was outstanding on the non-revolving, reducing demand loan facility we utilized to acquire Innerwise Inc. in July 2007. In addition, in July 2011, we utilized $2.5 million of our non-revolving, reducing demand loan facility to fund the acquisition of EPAG and over the balance of the fiscal year repaid $1.7 million of this loan.

Year ended December 31, 2010
Net cash used in financing activities during Fiscal 2010 totaled $11.6 million. Of this $11.6 million, $9.7 million was used to fund share repurchases and $1.9 million was used for principal repayments under our non-revolving, reducing demand loan facility in connection with the 2007 Innerwise Inc. acquisition.

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

Year ended December 31, 2009
Net cash used in financing activities during Fiscal 2009 totaled $5.5 million. Of this $5.5 million, $2.4 million was used to fund share repurchases and $2.6 million was used for principal repayments under our non-revolving, reducing demand loan facility in connection with the 2007 Innerwise Inc. acquisition.

We used $1.8 million to repurchase 4.2 million shares pursuant to the terms of a Dutch auction tender offer during March 2009, $0.6 million to repurchase 1.1 million shares pursuant to the terms of a second Dutch auction tender offer during July 2009 and $0.5 million to repurchase 0.8 million shares pursuant to the terms of a third Dutch auction tender offer during October 2009.

Cash Flow from Investing Activities

Year ended December 31, 2011
Investing activities during Fiscal 2011 used net cash of $3.2 million; $2.4 million was used to fund the EPAG Domainservices GmbH acquisition and $0.8 million to acquire additional property and equipment.

Year ended December 31, 2010
Investing activities during Fiscal 2010 used $0.6 million to acquire additional property and equipment.

Year ended December 31, 2009
Investing activities generated net cash of $3.3 million for Fiscal 2009. This resulted from our generating $4.1 million in cash under the terms of the sale of our investment in Afilias which was partially offset by our investing $0.8 million to acquire additional property and equipment during Fiscal 2009.

Subsequent events

On January 23, 2012, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 15, 2011. Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $50,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $4.0 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 23, 2012, the Company had 46,047,053 shares issued and outstanding.

Directors, executive officers, and affiliates of Tucows were eligible to participate in the offer. Lacuna LLC, a company in which Rawleigh Ralls, a director of Tucows, is a founding partner, tendered all of its 7.85 million shares in the offer as part of a rebalancing of its portfolio, 4,120,465 of which were purchased by Tucows in the offer. In addition, Mr. Ralls tendered an additional 300,000 shares that he held directly, 157,470 of which were purchased by Tucows in the offer.

Off Balance Sheet Arrangements and Contractual Obligations

We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2011 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure at December 31, 2011.

Although we have a functional currency of U.S. dollars, a major portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Accordingly, we have entered into numerous foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure. The following contracts were entered into in 2011 in order to manage our exposure to foreign exchange rate fluctuations:

On May 5, 2011, we entered into a series of forward foreign exchange contracts, whereby amounts of $300,000 are converted into Canadian dollars on a semi-monthly basis from January 2012 to April 2012 at a foreign exchange rate of 0.9674.

On June 6, 2011, we entered into a series of forward foreign exchange contracts, whereby amounts of $200,000 are converted into Canadian dollars on a semi-monthly basis from January 2012 to June 2012 at a foreign exchange rate of 0.9800.

On August 5, 2011, we entered into a series of forward foreign exchange contracts, whereby amounts of $250,000 are converted into Canadian dollars on a semi-monthly basis from August 2011 to December 2012 at a foreign exchange rate of 0.9760.

On August 12, 2011, we entered into a series of forward foreign exchange contracts, whereby amounts of $100,000 are converted into Canadian dollars on a semi-monthly basis from January 2012 to June 2012, and amounts of $600,000 are converted into Canadian dollars on a semi-monthly basis from July 2012 to December 2012, at a foreign exchange rate of 0.9895.

On September 23, 2011, we entered into a series of forward foreign exchange contracts, whereby amounts of $1.0 million are converted into Canadian dollars on a semi-monthly basis from January 2013 to March 2013 at a foreign exchange rate of 1.0277.

On October 12, 2011, we entered into a series of forward foreign exchange contracts, whereby an amount of $1.0 million is converted into Canadian dollars on a semi-monthly in April 2013 at a foreign exchange rate of 1.0184.

On November 24, 2011, we entered into a series of forward foreign exchange contracts, whereby amounts of $1.0 million are converted into Canadian dollars on a semi-monthly basis from April 2013 to May 2013 at a foreign exchange rate of 1.0452.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The impact of the fair value adjustment on unrealized foreign exchange forward contracts for Fiscal 2011 was a net loss of approximately $1.5 million, and for Fiscal 2010, the impact was a net loss of approximately $1.4 million, which is reflected on the consolidated statements of operations. As of December 31, 2011, we had outstanding foreign currency forward contracts with a notional value of $30.4 million. As of December 31, 2010, we had outstanding foreign currency forward contracts with a notional value of $15.9 million.

We have performed a sensitivity analysis model for foreign exchange exposure over Fiscal 2011. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during Fiscal 2011. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for Fiscal 2011 of approximately $1.8 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond the actions to hedge or mitigate these risks.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tucows. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s report on internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Stanley Stern	Chairman of the Board of Directors since August 2001

Mr. Stern, 54, has been a Managing Director and Head of Technology and Financial Institutions Investment Banking with Oppenheimer & Co. Inc., an investment banking firm, since April 2004. From February 2002 to March 2004, Mr. Stern served as a Managing Director and Head of Investment with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as Managing Director of STI Ventures Advisory USA Inc. and as a member of the Board of Directors and the investment committee of STI Ventures, a venture capital company focusing on the high technology market.

Mr. Stern’s has extensive experience with technology based companies in the context of his investment banking experience, and has an in-depth knowledge of the Company’s business, strategy and management team, all of which qualify him to be a director of Tucows.

Eugene Fiume	Director since June 2005

Mr. Fiume, 54, is a Professor (since 1995) and past Chair (1998-2004) of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. He is the director of the Department’s professional master’s programme.

Mr. Fiume has held many advisory board roles in both the public and private sectors. He currently works with venture capital companies and SMEs on due diligence, strategy and human resources; he is also currently on the advisory board of the Intel Science and Technology Center for Visual Computing.

Mr. Fiume has an extensive and evolving knowledge of computer science in the context of his experience as a Professor at the University of Toronto. In addition, he has other valuable experience with technology companies generally that, in addition to the other attributes listed above, qualify him to be a director of Tucows.

Erez Gissin	Director since August 2001

Mr. Gissin, 53, has served since 2010 as a managing partner in Helios Energy Investment, a Renewable Energy investment fund, and since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

Mr. Gissin has a strong background in the internet communications industry and has gained significant institutional knowledge in his long tenure as one of our directors. Mr. Gissin also has significant leadership experience as the Chief Executive Officer of BCID Ltd. and IP Planet Networks Ltd. and has extensive financial acumen derived from his years of executive experience. All of these qualities qualify Mr. Gissin to be a director of Tucows.

Joichi Ito	Director since December 2008

Mr Ito, 45, is the Director of the MIT Media Lab. He is also the Chairman of Creative Commons, where he has served on the board since April 2008 and is a co-founder of Digital Garage, where he has served on the board since September 2006.

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

Mr. Ito is also on the board of directors of a number of non-profit organizations, including The Knight Foundation, the MacArthur Foundation and The Mozilla Foundation. He has created numerous Internet companies, including PSINet Japan, Digital Garage (Tokyo Stock Exchange 4819) and Infoseek Japan and was an early stage investor in Twitter, Six Apart, Flickr, SocialText, Dopplr, Last.fm, Rupture and Kongregate. He has served and continues to serve on various Japanese central as well as local government committees and boards, advising the government on IT, privacy and computer security related issues.

Mr. Ito has extensive experience as a director of a number of publicly traded companies and has a wide range of experience with internet companies generally. This experience, along with Mr. Ito’s domain specific knowledge, enables him to bring key experience to the Company and qualifies him to be a director of Tucows.

Allen Karp	Director since October 2005

Mr. Karp, 71, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp is a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sits on the audit committee. Mr. Karp is Chairman of the board of Directors of IBI Group Inc., and is Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a director of the Toronto International Film Festival Group, where he served as Chairman from 1999 to 2007 and has served as Chairman of its corporate governance committee since 2007.

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

Dr. Morrisett, 82, served as a director and as a member of the audit committee and compensation committee of Infonautics, Inc., our predecessor, beginning in February 1994. Dr. Morrisett also served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Delaware in August 2001 and became Tucows Inc. He is the co-founder of the Children’s Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

The breadth of Dr. Morrisett’s career has provided him with extensive business acumen and leadership experience. In addition, as a member of the board of directors of our predecessor, Dr. Morrisett is uniquely positioned to provide our Board and the Company with an important historical perspective with respect to the Company’s operations and strategy. These factors, combined with Dr. Morrisett’s experience as a public company board, audit committee and compensation committee member qualify him to be a director of Tucows.

Elliot Noss	Director since August 2001

Mr. Noss, 49, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

Mr. Noss’s lengthy service as our Chief Executive Officer has provided him with extensive knowledge of, and experience with, Tucows’ operations, strategy and financial position. In addition, Mr. Noss has widespread knowledge of the internet and software industry generally that, coupled with his operational expertise, qualifies him to be a director of Tucows.

Rawleigh H. Ralls	Director since May, 2009

Mr. Ralls, 49, is a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies that he formed in October 2006. Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical, Knowledge Factor and Mocapay, Inc,

Mr. Ralls has a wealth of industry experience, most notably the experience that he gained through his leadership of Netidentity.com. In addition, Mr. Ralls contributes a unique perspective to the Board’s discussions and considerations based on the two decades of investing and portfolio management experience. All of these attributes qualify Mr. Ralls to be a director of Tucows.

Jeffrey Schwartz	Director since June 2005

Mr. Schwartz, 49, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

Mr. Schwartz has a significant amount of public-company financial expertise, particularly in his executive experience as the chief financial officer of Dorel Industries, Inc. This executive experience, along with Mr. Schwartz’s service as one of our audit committee members (and as Chairman of our audit committee since 2005), qualifies him to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Mr. Stern, one of our independent directors, serves as the Chairman of the Board. The Board does not have a lead independent director. Our Board currently consists of nine directors, eight of whom the Board has determined are “independent” within the meaning of the independence requirements prescribed by the listing standards of NYSE Amex. In making this determination with respect to Mr Ralls, the board considered whether his beneficial ownership of Tucows equity securities constituted a material relationship with the company that would impair his independence, and concluded that he was independent. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides the appropriate, independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our corporate governance, nominating and compensation committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

Our Board of Directors met nine times during Fiscal 2011. Our Board of Directors also took action by unanimous written consent on three occasions during Fiscal 2011. Each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2011.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Stern was responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2011 annual meeting of shareholders in person while the remainder of the Board of Directors attended by teleconference.

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

The audit committee held five meetings during Fiscal 2011. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2011. The audit committee’s purposes are:

•
To assist the Board of Directors in its oversight of (1) our accounting and financial reporting processes and the audits of our financial statements, and (2) our compliance with legal and regulatory requirements;

•
To interact directly with and evaluate the performance of the independent auditors, including to determine whether to engage or dismiss the independent auditors and to monitor the independent auditors’ qualifications and independence; and

•	To prepare the report required by the rules of the SEC to be included in our annual Form 10-K.

Each of the members of our audit committee is an independent director and satisfies the independence standards specified in Section 121A of the NYSE Amex listing requirements and Rule 10A-3 under the Securities Exchange Act of 1934, and is able to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. Additionally, the Board of Directors has determined that Mr. Schwartz qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The Board of Directors has adopted a written charter for the audit committee, which the audit committee has reviewed and determined to be in compliance with the rules set forth in the NYSE Amex listing requirements.

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

The committee held two meetings during Fiscal 2011. The corporate governance, nomination and compensation committee also took action by unanimous written consent on one occasion during the 2011 fiscal year. The corporate governance, nomination and compensation committee has responsibility for the oversight, review and approval of senior management’s compensation philosophy and practices. To assist it in meeting this mandate the corporate governance, nomination and compensation committee has the authority to hire its own independent advisors and is authorized to delegate responsibilities to management, independent accountants and internal and outside lawyers.

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

This committee is also responsible for recommending qualified candidates to the Board for election as directors, including the slate of directors that the Board proposes for election by stockholders at our Annual Meetings of Shareholder. While the committee does not have a formal diversity “policy,” the committee recommends candidates based upon many factors, including diversity of viewpoint and industry, and also seeks to recommend members from diverse backgrounds so that the Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. We believe that the committee’s existing nominations process is designed to identify the best possible nominees for the Board, regardless of the nominee’s gender, racial background, religion, or ethnicity. The committee identifies candidates through a variety of means, including recommendations from members of the Board and suggestions from our management. In addition, the committee considers candidates recommended by third parties, including shareholders, in accordance with the procedures set forth below. The committee will examine each director nominee on a case-by-case basis, regardless of who recommended the nominee, and take into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. However, the Board and the committee believe the following minimum qualifications must be met by a director nominee to be recommended by the committee:

•	Each director must display high personal and professional ethics, integrity and values.

•	Each director must have the ability to exercise sound business judgment.

•	Each director must be accomplished in his or her respective field, with broad experience at the executive and/or policy-making level in business, government, education, technology or public interest.

•	Each director must have relevant expertise and experience, and be able to offer advice and guidance based on that expertise and experience.

•	Each director must be able to represent all shareholders of Tucows and be committed to enhancing long-term shareholder value.

•	Each director must have sufficient time available to devote to activities of the Board and to enhance his or her knowledge of Tucows’ business.

Shareholder nominations to the Board

Our Board of Directors will consider any candidate proposed in good faith by any of our shareholders that is made in accordance with a resolution adopted by the Board that requires a shareholder to timely submit, to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada, the following:

•	the candidate’s name and the information about the individual that would be required to be included in a proxy statement under the rules of the SEC;

•	information about the relationship between the candidate and the nominating shareholder;

•	the consent of the candidate to serve as a director; and

•	proof of the number of our common stock that the nominating shareholder owns and the length of time the shares have been owned.

In order to be considered by the Board of Directors, a shareholder’s nomination must be delivered to our secretary at least 120 days before the date on which we first mailed our proxy materials for our prior year’s annual meeting of shareholders. Subject to compliance with statutory or regulatory requirements, our Board of Directors does not expect that candidates recommended by shareholders will be evaluated in a different manner than other candidates.

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

Equity compensation

Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the “2006 Plan”), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock- based compensation for our Non-employee directors is governed by the 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the “1996 Plan”). All options granted under the automatic formula grants are immediately exercisable, have an exercise price equal to the fair market value per common shares as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the Amended and Restated 2006 Plan as follows:

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

We also purchase directors and officer’s liability insurance for the benefit of our directors and officers as a group in the amount of $10 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or its committees. No fees are payable to directors for attendance at specially called meetings of the board.

The table below shows all compensation paid to each of our non-employee directors during 2011. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	All other compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Stanley Stern	35,250	8,333	—	43,583
Eugene Fiume	17,000	6,060	—	23,060
Erez Gissin	17,000	6,060	—	23,060
Joichi Ito	13,000	6,060	—	19,060
Allen Karp	34,500	11,363	—	45,863
Lloyd Morrisett	33,750	11,363	—	45,113
Rawleigh Ralls	17,000	6,060	—	23,060
Jeffrey Schwartz	34,500	11,363	—	45,863
	202,000	66,662	—	268,662

(1)
On September 6, 2011 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $0.75. All these options remained outstanding at December 31, 2011 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 9 to our audited consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than 10 percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2011.

Stock ownership of management

We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the Securities and Exchange Commission on specified due dates. With respect to Fiscal 2011, reports of transactions by all directors, officers and such beneficial holders were timely filed. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent (10%) of our outstanding common stock as reported in their filings with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Summary compensation table

The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during 2011. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2011 fiscal year were converted into U.S. dollars based upon the exchange rate of 0.9872 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2011.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2011	345,090	93,405	—	14,385	10,636	463,516
President and Chief Executive Officer	2010	319,041	83,270	—	51,584	10,128	464,023
Michael Cooperman	2011	270,315	64,417	—	14,385	12,459	361,576
Chief Financial Officer	2010	249,911	57,427	—	51,584	11,865	370,787
David Woroch	2011	224,309	64,417	—	14,385	8,812	311,923
Vice President, Sales	2010	207,377	57,427	—	51,584	7,235	323,623

(1)	Represents bonus earned during the fiscal years ended December 31, 2011, 2010 and 2009.

Of the 2011 amount, the following amounts will be paid in February 2012:

Elliot Noss	$70,598
Michael Cooperman	$48,687
David Woroch	$48,687

Of the 2010 amount, the following amounts were paid in March 2011:

Elliot Noss	$25,443
Michael Cooperman	$17,547
David Woroch	$17,547

(2)
Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 9 entitled “Stock Options” in the notes to our audited financial statements below, for a discussion of the assumptions underlying these calculations.

(3)
Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 9 entitled “Stock Options” in the notes to our audited financial statements below, for a discussion of the assumptions underlying these calculations.

(4)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2011	1,519	9,117	—	10,636
	2010	1,447	8,681	—	10,128
Michael Cooperman	2011	1,519	8,509	2,431	12,459
	2010	1,447	8,103	2,315	11,865
David Woroch	2011	1,519	7,293	—	8,812
	2010	1,447	5,788	—	7,235

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2011:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Elliot Noss	60,000	—	0.44	7/1/12
	214,575	—	0.37	8/5/13
	223,991	—	0.37	8/5/13
	1,394,738	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	200,000	—	0.58	8/10/14
	150,000	—	0.85	3/18/14
	45,000	15,000	0.60	5/22/15
	32,000	96,000	0.70	5/16/17
	—	35,000	0.73	8/14/18
	2,396,804	146,000

Michael Cooperman	621,475	—	0.37	8/5/13
	150,000	—	0.58	8/10/14
	120,000	—	0.85	3/18/14
	56,250	18,750	0.60	5/22/15
	32,000	96,000	0.70	5/16/17
	—	35,000	0.73	8/14/18
	979,725	149,750

David Woroch	42,915	—	0.49	6/30/12
	20,000	—	0.44	7/1/12
	30,000	—	0.36	8/4/13
	60,000	—	0.58	8/10/14
	80,000	—	0.85	3/18/14
	48,750	16,250	0.60	5/22/15
	32,000	96,000	0.70	5/16/17
	—	35,000	0.73	8/14/18
	313,665	147,250

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

Elliot Noss(1)	2011	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$690,180	$1,190,180
Bonus Plan(3)		333,588	333,588
Acceleration of Unvested Equity Awards(4)		7,750	7,750
Benefits(5)
Car Allowance		9,117	9,117
Healthcare Flexible Spending Account		1,519	1,519
Health club		—	—
		$1,042,154	$1,542,154

Michael Cooperman(1)	2011	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$405,473	$655,473
Bonus Plan(3)		172,546	172,546
Acceleration of Unvested Equity Awards(4)		4,126	8,313
Benefits(5)
Car Allowance		8,509	8,509
Healthcare Flexible Spending Account		1,519	1,519
Health club		2,431	2,431
		$594,604	$848,791

David Woroch(1)	2011	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$317,771	$317,771
Bonus Plan(3)		162,960	162,960
Acceleration of Unvested Equity Awards(4)		3,576	3,576
Benefits(5)
Car Allowance		7,293	7,293
Healthcare Flexible Spending Account		1,519	1,519
Health club		—	—
		$493,119	$493,119

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2011

(2)
Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 24 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2011 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)
For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 30, 2011, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2010 was $0.75.

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

Upon termination without cause, Mr. Woroch is entitled to a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional completed year of service. Severance payments can be made in equal monthly installments. Mr. Woroch is bound by a standard non-competition covenant for a period of twelve months following their termination.

Messrs Noss and Cooperman’s employment agreements are subject to early termination by us due to:

•	the death or disability of the executive;

•	for “cause;” or

•	without “cause.”

If we terminate Mr. Noss without “cause,” he is entitled to receive 12 months of compensation plus one month of compensation for each year of service, to a maximum of 24 months of compensation.

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

If an executive’s employment is terminated following a change in control under the circumstances described in the preceding paragraph, the executive is entitled to receive a lump sum payment based upon the fair market value of the Company on the effective date of the “change in control” as determined by our Board of Directors in the exercise of good faith and reasonable judgment taking into account, among other things, the nature of the “change in control” and the amount and type of consideration, if any, paid in connection with the “change in control.” Depending on the fair market value of the company, the lump sum payments range from $375,000 to $2 million in the case of Mr. Noss, and from $187,500 to $1 million in the case of Mr. Cooperman. In addition to the lump sum payments, all stock options held by the executive officers will be immediately and fully vested and exercisable as of the date of termination.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 5, 2012, by each of our chief executive officer, our two other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 5, 2012	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	760,304	(2)	2,396,804	3,157,108	6.5
Michael Cooperman	148,850	(3)	979,725	1,128,575	2.4
David Woroch	172,394		313,665	486,059	*
Stanley Stern	203,850		165,000	368,850	*
Eugene Fiume	—		95,000	95,000	*
Erez Gissin	10,000		125,000	135,000	*
Joichi Ito	—		85,000	85,000	*
Allen Karp	20,000	(4)	190,000	210,000	*
Lloyd Morrisett	105,000	(5)	205,000	310,000	*
Rawleigh Ralls	3,872,065	(6)	85,000	3,957,065	8.6%
Jeffrey Schwartz	—		175,000	175,000	*
All directors and executive officers as a group (13 persons)	5,292,563		5,176,694	10,469,257	20.4%

*	Less than 1%.

(1)	Based on 46,182,053 shares outstanding as of March 5, 2012, adjusted for shares of common stock beneficially owned but not yet issued.

(2)
Includes an aggregate of 245,826 shares of common stock that are indirectly owned by Mr. Noss. Of these shares, Mr. Noss and his wife share investment and voting power over 80,000 shares held in three RRSP accounts belonging to Mr. Noss’ wife, 78,957 shares are held in Mr. Noss’ RRSP account and 86,869 shares are held by two separate family trusts for which Mr. Noss is the trustee.

(3)	Includes 148,750 shares of common stock that are held in Mr Cooperman’s RRSP account.

(4)	These shares of common stock are directly owned by Mr. Karp’s wife.

(5)	These shares of common stock are owned jointly by Dr. Morrisett and his wife.

(6)
Includes an aggregate of 3,872,065 shares of common stock that are indirectly owned by Mr. Ralls. Of these shares, 142,530 shares are held in Mr. Ralls’ IRA account and 3,729,535 are held by Lacuna Hedge Fund LLLP (“Lacuna Hedge”) and are indirectly owned by Lacuna, LLC (“Lacuna LLC”) and Lacuna Hedge GP LLLP (“Lacuna Hedge GP”). Lacuna LLC is the sole general partner of Lacuna Hedge GP, which is the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Company. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

Principal shareholders.

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 5, 2012.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Diker GP, LLC 745 Fifth Avenue, Suite 1409 New York, NY 10151	3,987,559	(2)	8.6%

Lacuna, LLC 1100 Spruce Street, Suite 202 Boulder, CO 80302	3,729,535	(3)	8.1%

Elliot Noss 96 Mowat Avenue Toronto, ON M6K 3M1	3,157,108	(4)	5.7%

(1)	Based on 46,182,053 shares outstanding as of March 5, 2012.

(2)	Based on information provided by Diker GP, LLC to the Company on March 7, 2012.

(3)
As disclosed on Schedule 13D/A, filed with the SEC on January 27, 2012. These shares are held by Lacuna Hedge Fund LLLP (“Lacuna Hedge”) and are indirectly owned by Lacuna, LLC (“Lacuna LLC”) and Lacuna Hedge GP LLLP (“Lacuna Hedge GP”). Lacuna LLC serves as the sole general partner of Lacuna Hedge GP, which serves as the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Issuer. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

(4)
These shares include an aggregate of 245,826 shares of common stock that are indirectly owned by Mr. Noss. Of these shares, Mr. Noss and his wife share investment and voting power over 80,000 shares held in three RRSP accounts belonging to Mr. Noss’ wife, 78,957 shares are held in Mr. Noss’ two RRSP accounts and 86,869 shares are held by two separate family trusts for which Mr. Noss is the trustee.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	4,654,875	$0.70	2,234,125
1996 Equity Compensation Plan	4,091,166	$0.42	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,746,041	$0.57	2,234,125

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

Director Independence

Our Board of Directors has determined that each of Messrs. Stern, Fiume, Gissin, Ito, Karp, Ralls, Schwarz, and Dr. Morrisett are independent directors as defined in Section 121A of the NYSE Amex listing standards. In this Annual Report on Form 10-K, each of these eight directors are referred to individually as an “independent director” and collectively as the “independent directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2010 and 2009 are set forth below:

	2011 Fees	2010 Fees
Audit Fees(1)	$147,000	$224,000
Audit-Related Fees	107,000	6,000
Tax Fees(2)	109,000	91,000
All Other Fees	—	—
Total Fees	$363,000	$321,000

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our quarterly reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting services.

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

10.1*
2006 Equity Compensation Plan, as amended and restated effective as of July 29, 2010 (Incorporated by reference to Exhibit 99(d)(1) filed with Tucows’ Schedule TO, as filed with the SEC on September 17, 2010).

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

10.7#	Registrar Accreditation Agreement, effective as of June 25, 2005, as amended June 22, 2009, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co.

10.8
Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.11
Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

Exhibit No.	Description

10.12
Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.13
Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.14
Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.15
Operating Loan Agreement, dated September 10, 2010, between Tucows.com Co. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on September 13, 2010).

10.16
Offer Letter, dated August 30, 2010, between Tucows Inc. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.2 filed with Tucows’ current report on Form 8-K, as filed with the SEC on September 13, 2010).

10.17
Offer Letter, dated July 27, 2011, between Tucows.com Co and the Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2011).

10.18
Letter of Acknowledgment, dated December 13, 2011, between Tucows.com Co and the Bank of Montreal.  (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on December 13, 2011).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1#	Chief Executive Officer’s Section 1350 Certification.

32.2#	Chief Financial Officer’s Section 1350 Certification.

*	Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#	Filed herewith.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Tucows Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

/s/ Elliot Noss	/s/ Michael Cooperman
Elliot Noss	Michael Cooperman
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 16, 2012	March 16, 2012

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tucows Inc.:

We have audited the accompanying consolidated balance sheets of Tucows Inc., as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tucows Inc. as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with United States generally accepted accounting principles.

/s/ KPMG LLP
Chartered Accountants, Licensed Public Accountants Toronto, Canada

March 13, 2012

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$6,408,209	$4,205,729
Accounts receivable, net of allowance for doubtful accounts of $57,415 as of December 31, 2011 and $60,000 as of December 31, 2010	3,880,184	3,021,995
Prepaid expenses and deposits	3,961,905	2,363,876
Derivative instrument asset, current portion (note 4)	-	833,960
Prepaid domain name registry and ancillary services fees, current portion	43,209,033	37,016,871
Income taxes recoverable	867,093	620,000
Total current assets	58,326,424	48,062,431

Derivative instrument asset, long-term portion (note 4)	87,023	-
Prepaid domain name registry and ancillary services fees, long-term portion	12,600,154	12,820,479
Property and equipment (note 5)	1,437,564	1,552,349
Deferred financing charges	2,300	15,600
Deferred tax asset, long-term portion (note 10)	6,880,377	4,155,600
Intangible assets (note 6)	17,482,590	16,883,401
Goodwill (note 3)	18,873,127	17,990,807
Total assets	$115,689,559	$101,480,667

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,051,115	$1,664,006
Accrued liabilities	2,081,968	1,346,436
Customer deposits	4,202,899	3,960,312
Derivative instrument liability, current portion (note 4)	781,027	-
Loan payable, current portion (note 7)	850,000	1,305,883
Deferred revenue, current portion	52,683,546	45,832,374
Accreditation fees payable, current portion	555,869	547,810
Deferred tax liability, current portion (note 10)	880,008	1,155,600
Income taxes payable (note10)	158,258	-
Total current liabilities	63,244,690	55,812,421

Derivative instrument liability, long-term portion (note 4)	5,479	-
Deferred revenue, long-term portion	16,492,155	16,738,429
Accreditation fees payable, long-term portion	156,061	168,580
Deferred rent, long-term portion	26,487	-
Deferred tax liability, long-term portion (note 10)	5,345,700	4,840,000

Stockholders' equity (note 8)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 53,497,584 shares issued and outstanding as of December 31, 2011 and 53,448,591 shares issued and outstanding as of December 31, 2010	11,358,959	11,324,866
Additional paid-in capital	40,994,013	40,700,587
Deficit	(21,933,985)	(28,104,216)
Total stockholders' equity	30,418,987	23,921,237
Total liabilities and stockholders' equity	$115,689,559	$101,480,667

Commitments and contingencies (note 13)

Subsequent events (note 15)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2011	2010	2009

Net revenues (note 16)	$97,064,967	$84,578,505	$80,939,212

Cost of revenues (note 16):
Cost of revenues	68,088,387	58,494,849	53,187,917
Network expenses (*)	4,837,650	4,648,899	4,748,189
Depreciation of property and equipment	750,455	1,032,368	1,673,191
Amortization of intangible assets	85,590	299,208	116,796
Total cost of revenues	73,762,082	64,475,324	59,726,093

Gross profit	23,302,885	20,103,181	21,213,119

Expenses:
Sales and marketing (*)	7,442,681	7,217,754	5,812,007
Technical operations and development (*)	4,868,228	4,577,898	4,550,704
General and administrative (*)	6,096,596	5,123,074	4,537,882
Depreciation of property and equipment	187,005	170,844	266,251
Loss on disposition of property and equipment	42,165	-	40,893
Amortization of intangible assets	1,004,950	1,442,160	1,442,160
Loss (gain) on currency forward contracts (note 2(k))	535,223	(872,539)	(3,158,550)
Total expenses	20,176,848	17,659,191	13,491,347

Income from operations	3,126,037	2,443,990	7,721,772

Other income (expense):
Interest expense, net	(50,404)	(116,197)	(225,140)
Other income, net (note 11)	374,977	-	4,493,190
Total other income (expense)	324,573	(116,197)	4,268,050

Income before provision for income taxes	3,450,610	2,327,793	11,989,822

Provision for (recovery of) income taxes (note 10)	(2,719,621)	210,845	(251,384)
Net income for the year	$6,170,231	$2,116,948	$12,241,206

Basic earnings per common share (note 12)	$0.12	$0.04	$0.18

Shares used in computing basic earnings per common share (note 12)	53,454,675	57,982,248	69,145,001

Diluted earnings per common share (note 12)	$0.11	$0.04	$0.17

Shares used in computing diluted earnings per common share (note 12)	55,749,433	59,955,788	70,356,013

* Stock-based compensation has been included in operating expenses as follows:

Cost of revenues	$22,972	$22,406	$15,957
Sales and marketing	$91,244	$96,300	$58,782
Technical operations and development	$51,984	$71,012	$49,302
General and administrative	$144,756	$210,284	$171,220

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

			Additional		Total
	Common stock		paid in		stockholders'
	Number	Amount	capital	Deficit	equity

Balances, December 31, 2008	73,073,782	$15,198,358	$48,714,676	$(42,462,370)	$21,450,664
Exercise of stock options	68,707	46,858	(21,436)	-	25,422
Repurchase and retirement of shares (note 8)	(6,074,236)	(1,214,832)	(1,701,150)	-	(2,915,982)
Issuance of restricted stock	12,600	-	-	-	-
Cancellation of restricted stock	(500)	-	-	-	-
Stock-based compensation (note 9)	-	-	295,261	-	295,261
Net income for the year	-	-	-	12,241,206	12,241,206
Balances, December 31, 2009	67,080,353	14,030,384	47,287,351	(30,221,164)	31,096,571
Exercise of stock options	33,678	27,350	(12,541)	-	14,809
Repurchase and retirement of shares (note 8)	(13,664,340)	(2,732,868)	(6,974,225)	-	(9,707,093)
Cancellation of restricted stock	(1,100)	-	-	-	-
Stock-based compensation (note 9)	-	-	400,002	-	400,002
Net income for the year	-	-	-	2,116,948	2,116,948
Balances, December 31, 2010	53,448,591	11,324,866	40,700,587	(28,104,216)	23,921,237
Exercise of stock options	73,708	38,846	(7,500)	-	31,346
Repurchase and retirement of shares (note 8)	(23,765)	(4,753)	(13,689)	-	(18,442)
Cancellation of restricted stock	(950)	-	-	-	-
Other proceeds	-	-	3,659	-	3,659
Stock-based compensation (note 9)	-	-	310,956	-	310,956
Net income for the year	-	-	-	6,170,231	6,170,231
Balances, December 31, 2011	53,497,584	$11,358,959	$40,994,013	$(21,933,985)	$30,418,987

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2011	2010	2009
Cash provided by:
Operating activities:
Net income for the year	$6,170,231	$2,116,948	$12,241,206
Items not involving cash:
Depreciation of property and equipment	937,460	1,203,212	1,939,442
Loss on disposition of property and equipment	42,165	-	40,893
Amortization of deferred financing charges	13,300	25,400	37,500
Amortization of intangible assets	1,090,540	1,741,368	1,558,956
Gain on disposal of investment in Afilias	-	-	(3,890,395)
Reduction in deferred tax liability	-	-	(556,000)
Deferred income taxes (recovery)	(3,046,669)	-	-
Deferred rent	26,487	-	-
Disposal of domain names	34,071	31,584	5,462
Loss (gain) on currency forward contracts	1,533,443	1,370,710	(4,179,589)
Stock-based compensation	310,956	400,002	295,261
Change in non-cash operating working capital:
Accounts receivable	(270,594)	(199,950)	378,317
Prepaid expenses and deposits	(1,129,506)	135,046	(224,879)
Prepaid domain name registry and ancillary services fees	(4,855,039)	(6,114,599)	(2,654,170)
Income taxes recoverable	(261,215)	54,000	(674,000)
Accounts payable	(611,532)	(35,210)	(172,582)
Accrued liabilities	515,931	(571,930)	(110,166)
Customer deposits	209,984	335,995	305,076
Deferred revenue	5,179,716	6,260,225	2,122,953
Accreditation fees payable	(4,460)	16,114	2,354
Net cash provided by operating activities	5,885,269	6,768,915	6,465,639

Financing activities:
Proceeds received on exercise of stock options	31,346	14,809	25,422
Repurchase of common stock	(18,442)	(9,707,093)	(2,915,982)
Other proceeds	3,659	-	-
Proceeds received on loan payable	2,530,000	-	-
Repayment of loan payable	(2,985,883)	(1,914,242)	(2,639,242)
Net cash used in financing activities	(439,320)	(11,606,526)	(5,529,802)

Investing activities:
Cost of domain names acquired	-	-	(13,775)
Additions to property and equipment	(851,008)	(589,054)	(807,530)
Acquisition of EPAG Domainservices GMBH, net of cash acquired	(2,392,461)	-	-
Proceeds on disposal of shares in Afilias Inc.	-	-	4,090,395
Net cash (used in) provided by investing activities	(3,243,469)	(589,054)	3,269,090

Increase (decrease) in cash and cash equivalents	2,202,480	(5,426,665)	4,204,927

Cash and cash equivalents, beginning of year	4,205,729	9,632,394	5,427,467
Cash and cash equivalents, end of year	$6,408,209	$4,205,729	$9,632,394

Supplemental cash flow information:
Interest paid	$53,166	$116,242	$227,616
Income taxes paid	$550,000	$200,685	$1,165,000

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$257,967	$273,333	$93,594

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar Amounts in U.S. dollars)

1. Organization of the Company:

Tucows Inc. (the “Company”) is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates, email and mobile telephony services through its global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

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

(d) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

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

(e) Goodwill and Intangible assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Finite life intangible assets, related to the acquisition of EPAG Domainservices GMBH (“EPAG”) in August 2011, are being amortized on a straight-line basis over periods of two to seven years, and consist of technology, brand and customer relationships. Finite life intangible assets, related to the acquisition of Innerwise, Inc. in July 2007, are being amortized on a straight-line basis over periods of five to seven years, and consist of brand and customer relationships. Indefinite life intangible assets, acquired in the acquisition of Mailbank.com Inc. in June 2006, consist of surname domain names and direct navigation domain names.

The Company does not amortize goodwill and indefinite life intangibles, but tests for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company reviews goodwill at least annually for possible impairment in the fourth quarter of each year.

Goodwill is tested for impairment as part of a two-step process. The first step uses a market approach that is based on the publicly traded common shares of the Company to estimate fair value. If the carrying value is less than the fair value, no impairment exists and the second step need not be performed. If the carrying value is greater than the fair value then the second step will be performed. In the second step, the impairment is computed by comparing the implied fair value of the Company’s goodwill with the carrying amount of that goodwill.

For the second step the Company uses a discounted cash flow or income approach in which future expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company’s expected long-term operating and cash flow performance. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures.

Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2011, the Company had goodwill of $18.9 million. The Company completed its latest annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2011, 2010 and 2009.

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

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite- lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2011 and 2010.

(f) Revenue recognition

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

Domain names are generally purchased for terms of one to ten years. Registration fees charged for domain name registration and provisioning services are recognized on a straight-line basis over the life of the contracted term. Other Internet services that are provisioned for annual periods or longer, are recognized on a straight-line basis over the life of the contracted term. Other Internet services that are provisioned on a monthly basis are recognized as services are provided.

For arrangements with multiple deliverables, the Company allocates revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. The Company allocates any arrangement fee to each of the elements based on their relative selling prices.

Revenue generated from the sale of domain names, earned from transferring the rights to domain names under the Company’s control, are recognized once the rights have been transferred and payment has been received in full.

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

The Company establishes provisions for possible uncollectible accounts receivable and other contingent liabilities which may arise in the normal course of business. Historically, credit losses have been within the Company’s expectations and the provisions the Company has established have been appropriate. However, the Company has, on occasion, experienced issues which have led to accounts receivable not being fully collected. Should these issues occur more frequently, additional provisions may be required.

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

(j) Translation of foreign currency transactions

The Company’s functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. A foreign exchange loss amounting to $$0.1 million has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2011. A foreign exchange gain amounting to $0.1 million has been recorded in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2010. A foreign exchange gain amounting to $0.3 million has been recorded in general and administrative expenses in the consolidated statements of operations during the years ended December 31, 2009.

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

In prior periods, the Company recorded the realized gain or loss upon settlement of currency forward contracts in “General and administrative expenses” and recorded the unrealized gain or loss in “Loss (gain) on currency forward contracts”. The Company has determined that both of these amounts are more appropriately classified in expenses as “Loss (gain) on currency forward contracts” and as a result a gain of $2.2 million for Fiscal 2010 and a loss of $1.0 million for Fiscal 2009 have been reclassified from “General and administrative expense” to “Loss (gain) on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income (loss), income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

(l) Product development costs

Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use as follows: costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. During the years ended December 31, 2011, 2010 and 2009, the Company did not capitalize any amounts of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

(n) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

(o) Earnings per common shares

Basic earnings per common share has been calculated on the basis of income for the year divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year assuming that they had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common share equivalents or the proceeds of the exercise of options.

(p) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, accounts receivable and forward foreign exchange contracts. Cash equivalents and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2011, 2010 or 2009. One customer accounted for 16% of accounts receivable at December 31, 2011, three customers accounted for 35% of accounts receivable at December 31, 2010, and one customer accounted for 11% of accounts receivable at December 31, 2009. All of these accounts receivable have subsequently been collected.

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

(r) Comprehensive income

Items of comprehensive income are classified by their nature in the financial statements and the accumulated balance of other comprehensive income is displayed separately from deficit and additional paid-in capital in the equity section of the balance sheet. There was no difference between net income and comprehensive income for the years ended December 31, 2011, 2010 and 2009.

(s) Segment reporting

The Company operates in one business segment.

The Company’s revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer.

The Company’s assets are located in Canada, the United States, Germany and the Netherlands.

(t) Recent accounting pronouncements

Effective January 1, 2011 and applied prospectively, the Company adopted Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605): Multiple- Deliverable Revenue Arrangements" ("ASU 2009-13"). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, "Revenue Arrangements with Multiple Deliverables"). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The application of this standard did not have an impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). ASU 2011-04 is effective for us in the fiscal year ending December 31, 2012 and we do not believe these provisions will have a material impact on our consolidated financial statements.

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

3. Business acquisitions:

a.     Acquisition of EPAG Domainservices GMBH:

On August 1, 2011, Tucows (Germany) Inc. (“Tucows Germany”), one of the Company’s wholly owned subsidiaries, acquired 100% of the outstanding capital stock of EPAG, from QSC AG. EPAG, based in Bonn, Germany, is an ICANN-accredited registrar with over 400,000 domains under management and is notable for offering over 200 Top Level Domains (TLDs). Consideration for the acquisition of EPAG was approximately US$2.4 million (€1.7 million to purchase the shares and the settlement of a working capital adjustment of €0.25 million) through an all-cash transaction which was financed by utilizing the Company’s non-revolving, reducing demand loan facility in the amount of US$2.5 million. In August 2011, the Company repaid $1.0 million of this loan. The acquisition consideration is net of cash acquired of US$0.1 million and a loan receivable from EPAG assumed in the amount of US$0.1 million. In connection with the acquisition, the Company incurred approximately US$0.1 million of acquisition costs during the three months ended September 30, 2011 and recorded the expenses in the general and administrative expenses line in the consolidated statement of operations. These costs include legal and other professional services.

The Company has accounted for the acquisition of EPAG using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has completed the final valuation of the fair value assessment of the assets and liabilities acquired. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and access to additional domain name TLD’s. The goodwill is not expected to be deductible for tax purposes.

Purchase price allocation

The following table summarizes the Company’s purchase price allocation based on the fair value of the assets acquired and liabilities acquired on August 1, 2011:

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

The intangible assets acquired include technology in the amount of $0.3 million, the EPAG brand in the amount of $0.2 million and customer relationships in the amount of $1.2 million. The residual value from the purchase price has been allocated to goodwill. The technology is being amortized over two years, while the customer relationships and brand are being amortized over seven years.

The amount of EPAG’s revenues and net loss included in Tucows’ Consolidated Statements of Operations for the years ended December 31, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of January 1, 2010, are set forth below:

	Revenues	Net loss *

Actual from August 1, 2011 to December 31, 2011	$1,588,228	$29,184

	Year ended December 31,
	2011	2010
Supplemental Unaudited Pro Forma Information

Total revenue	$99,299,279	$87,341,726
Net income **	$5,903,687	$2,300,429

*	Included within net loss for the period reported above are $57,440 of estimated amortization charges relating to the allocated values of intangible assets.

**	Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the result that may be realized in the future.

b.          Goodwill:

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand value, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006, the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG Domainservices GmbH in August 2011, are being amortized on a straight-line basis over periods of two to seven years.

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

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	Total
Balances, December 31, 2009	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$—	$17,990,807
Balances, December 31, 2010	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$—	$17,990,807
Balances, December 31, 2011	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127

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

With regards to property, equipment and definite life intangible assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured as the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time. There was no impairment recorded on definite-life intangible assets and property and equipment during 2011 and 2010.

The Company’s 2011 annual goodwill impairment analysis, which the Company performed for its reporting unit as of December 31, 2011, did not result in an impairment charge. The Company determined the estimated fair value of its reporting unit using the income approach and the market approach to determine that the estimated fair value exceeded its carrying value. This analysis was consistent with the approach the Company utilized in its analysis performed in prior years. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The key assumptions used in our 2011annual goodwill impairment test to determine the fair value of the Company’s reporting unit included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0%; and (c) a discount rate of 18%, which was based upon the Company’s reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment. As of the date of our 2011 annual impairment test, the Company’s estimated fair values for its reporting unit, based on reasonable changes in assumptions exceed its carrying value by a range of 40% to 80%. The Company believes that the assumptions and estimates used to determine the estimated fair value of its reporting unit are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company’s control that could cause actual results to materially differ from its estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to the Company’s key assumptions about its businesses, prospects, or changes in market conditions, could cause the fair value of its reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in its organizational structure or how its management allocates resources and assesses performance, could result in a change in its operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on its consolidated financial statements because of the significance of goodwill and intangible assets to its consolidated balance sheet. As of December 31, 2011, the Company had $18.9 million and $17.5 million, respectively, in goodwill and intangible assets.

4. Derivative instrument assets/liabilities:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at December 31, 2011 was a net unrealized loss of $0.7 million (as compared to a net unrealized gain of $0.8million at December 31, 2010). The unrealized gains are a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end. The net unrealized loss of our foreign currency contracts during the year ended December 31, 2011 is due primarily to the unfavorable movement in exchange rates between the Canadian and U.S. dollars and the settlement of contracts with significant gains.

At December 31, 2010, the Company had forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars as follows:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value loss (gain)
January - March 2012	$5,100,000	0.9755	$211,764
April - June 2012	5,100,000	0.9785	206,286
July - September 2012	5,100,000	0.9855	178,390
October - December 2012	5,100,000	0.9855	184,586
January – March 2013	6,000,000	1.0277	(25,371)
April – May 2013	4,000,000	1.0385	(56,173)
Total	$30,400,000	0.9980	$699,482

As of December 31, 2011, we had outstanding foreign currency forward contracts amounting to $30.4 million.

As we do not comply with the documentation requirements for hedge accounting, we account for the fair value of the derivative instruments within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations. We have no other freestanding or embedded derivative instruments.

The Company is not required to apply hedge accounting and, therefore, for the year ended December 31, 2011, the Company recorded a loss of $0.5 million on currency forward contracts in its consolidated statements of operations. For the year ended December 31, 2010, the Company recorded a gain on currency forward contracts of $0.9 million. For the year ended December 31, 2009, the Company recorded a gain of $3.2 million on currency forward contracts in its consolidated statements of operations.

5. Property and equipment:

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010
Computer equipment	$7,348,211	$8,262,776
Computer software	2,659,331	2,600,681
Furniture and equipment	403,953	1,065,980
Leasehold improvements	—	769,606
	10,411,495	12,699,043
Less:
Accumulated amortization	8,973,931	11,146,694
	$1,437,564	$1,552,349

Depreciation of property and equipment:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Depreciation of property and equipment	$937,460	$1,203,212	$1,939,442

6. Intangible assets:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances are being amortized on a straight-line basis over the term of the intangible assets, as reflected in the table below.

Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total
Balances, December 31, 2009	$324,928	$686,820	$3,408,380	$12,132,408	$2,103,817	$18,656,353
Additions to/(disposals from) domain portfolio, net	—	—	—	(6,490)	(25,094)	(31,584)
Amortization expense	(299,208)	(167,040)	(1,275,120)	—	—	(1,741,368)
Balances, December 31, 2010	25,720	519,780	2,133,260	12,125,918	2,078,723	16,883,401
Additions to/(disposals from) domain portfolio, net	—	—	—	(5,841)	(28,230)	(34,071)
Acquisition of EPAG Domainservices GmbH	287,300	215,475	1,221,025	—	—	1,723,800
Amortization expense	(85,590)	(163,325)	(841,625)	—	—	(1,090,540)
Balances, December 31, 2011	$227,430	$571,930	$2,512,660	$12,120,077	$2,050,493	$17,482,590

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2012	$1,019,760
2013	959,910
2014	596,620
2015	205,320
2016	205,320
Total	$2,986,930

Indefinite life intangible assets represent domain names acquired from third parties and surname and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses a discounted cash flow or income approach to estimate the fair value of its indefinite life intangible assets. In the discounted cash flow approach, expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company’s expected long-term operating and cash flow performance. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2011, the Company had indefinite life assets of $14.2 million. The Company completed its latest annual impairment test and fair value analysis for indefinite life intangible assets, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2011, 2010 and 2009.

7. Loan payable:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank”) that were amended on July 27, 2011, and which provide the Company with access to a non-revolving demand loan, two revolving demand loan facilities, a treasury risk management facility and an operating demand loan.

           Non-Revolving Demand Loan.

The Amended Credit Facility provided for a non-revolving, reducing demand loan with the Bank (the “Non-Revolving Demand Loan”), the outstanding balance of which was $1.3 million as of December 31, 2010.  During Fiscal 2011, the Company repaid in full the outstanding balance under the Non-Revolving Demand Loan.

Two Revolving Demand Loan Facilities.

The Amended Credit Facility provides for an additional US$8,000,000 in funds available through a demand loan revolving facility (the “DLR Loan”) and a demand loan revolving, reducing facility (the “DLRR Loan”, and together with the DLR Loan, the “Revolving Demand Loan Facilities”). Advances under the Revolving Demand Loan Facilities may be used to finance the repurchases of the Company’s common stock and for certain permitted acquisitions. The Amended Credit Facility provides that aggregate advances under the Revolving Demand Loan Facilities may not exceed $8.0 million and no more than $2.0 million of such advances may be used to finance repurchases of the Company’s common stock (the “Share Repurchase Limit”). On December 13, 2011, the Company entered into a letter of acknowledgment with the Bank that provided for the waiver of the Share Repurchase Limit and permitted the Company to use any funds available under the Revolving Demand Loan Facilities to finance share repurchases through March 31, 2012.  As of March 31, 2012, the Share Repurchase Limit will be reinstated and the Company may draw additional funds on the Revolving Demand Loan Facilities to fund share repurchases only to the extent that the outstanding balance of the Revolving Demand Loan Facilities does not exceed US$2,000,000.

The DLR Loan accrues interest at the BMO U.S. Base Rate plus 1.25%. The Company may elect to pay interest on the DLRR Loan either at the BMO U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. In addition, the Revolving Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears. Outstanding amounts under the Revolving Demand Loan Facilities are payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate these loan facilities at any time.

Repayment of advances under the DLR Loan consists of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the DLR Loan as of December 31st of each year is to be fully repaid within 31 days of December 31st through an equivalent advance made under the DLRR Loan. Advances under the DLRR Loan will be made annually and solely for such purpose. Each advance under the DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance.

On July 28, 2011, the Company drew down $2.5 million on the DLR Loan to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On August 11, 2011, the Company prepaid $1.0 million of this loan. On December 31, 2011, in terms of the Revolving Demand Loan facilities, the remaining balance under the DLR Loan was fully repaid by an equivalent advance made under the DLRR Loan. At December 31, 2011, the outstanding balance under the DLRR Loan was $0.9 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million, settlement risk line to assist the Company with hedging U.S. dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2011, the Company has contracts in the amount of $30.4 million to trade U.S. dollars in exchange for Canadian dollars.

           Operating Demand Loan

The Amended Credit Facility also provides for a $1.0 million operating demand loan to the Company to assist it in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. Tucows has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2011, the Company had no amounts outstanding under the Operating Demand Loan.

General Terms

Our Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement also requires us to make annual cash sweep payments based on our audited financial statements provided. These cash sweep payments will be applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Company’s Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which such limit will be reviewed on an annual basis. As of, and for the period ended, September 30, 2011, the Company was in compliance with these covenants.

As of and for the year ended December 31, 2011, we were in compliance with these covenants.

Principal loan repayments over the next five years are as follows:

2012	$325,833
2013	170,000
2014	170,000
2015	170,000
2016	14,167

8. Common shares:

The Company’s authorized common share capital is 250 million common shares without nominal or par value. On December 31, 2011, there were 53,497,584 common shares outstanding.

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

On October 13, 2010, the Company announced that it successfully concluded a modified Dutch auction tender offer that was previously announced September 17, 2010. Under the terms of the offer, the Company repurchased an aggregate of 3,913,570 shares of its common stock at a purchase price of $0.70 per share, for a total of $2,739,499, excluding transaction costs of $52,802. The purchase price was funded from available cash. Of the 3,913,570 shares purchased, 2,900,000 were shares the Company offered to purchase in the offer and 1,013,570 where shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the shares outstanding immediately prior to the commencement of the tender offer. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired.

(b)           Normal Course Issuer Bids:

On February 16, 2010, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock at the Company’s discretion under a normal course issuer bid (“NCIB”). The common shares purchased under this program were cancelled. The Company has repurchased 3,409,300 shares under this repurchase program during the year ended December 31, 2010. A charge of $1,741,947 was recorded in additional paid in capital for the excess of the purchase price over the carrying value of the common shares. The NCIB terminated upon the commencement of the modified Dutch Tender Offer that was announced on September 17, 2010 as described in the paragraph above.

On November 11, 2011 we commenced an NCIB which authorized the repurchase up to 3,840,000 shares of our common stock. During Fiscal 2011 we repurchased 23,765 of our common shares under the NCIB at an average purchase price of $0.78 per share, for a total of $18,442. The purchase price and all transaction costs were funded from available cash. All shares repurchased under the NCIB were immediately retired. This NCIB was suspended upon the commencement of the modified Dutch auction tender offer on December 15, 2011.

9. Stock option plans:

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

On November 22, 2006, the Shareholders of the Company approved the Company’s 2006 Equity Compensation Plan, which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Stock Option Plan. The Company’s 2006 Equity Compensation Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the Plan is 5.0 million shares. On October 8, 2010, the 2006 Equity Compensation Plan was amended to increase the number of shares which have been set aside for issuance by an additional 1.9 million shares to 6.9 million shares. Generally, options issued under the Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which are immediately exercisable and have a five year term.

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

The fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was estimated using the following assumptions:

	Year ended December 31,
	2011	2010	2009
Volatility	73.7%	71.9%	81.6%
Risk-free interest rate	0.8%	1.9%	1.2%
Expected life (in years)	4.0	4.4	2.5
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.38	$0.39	$0.27

Details of stock option transactions are as follows:

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	8,272,249	$0.56	7,213,977	$0.56	7,292,777	$0.51
Granted	706,000	0.74	1,804,000	0.69	245,000	0.54
Exercised	(73,708)	0.43	(33,678)	0.44	(68,707)	0.37
Forfeited	(98,500)	0.69	(204,959)	0.66	(213,593)	0.59
Expired	(60,000)	0.80	(507,091)	1.02	(41,500)	0.80
Outstanding, end of year	8,746,041	$0.57	8,272,249	$0.56	7,213,977	$0.56
Options exercisable, end of year	7,042,415	$0.54	6,205,248	$0.51	6,088,342	$0.53

The stock options expire at various dates through 2018.

As of December 31, 2011, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31 - $0.49	3,623,712	$0.38	1.5	$1,332,785	3,623,712	$0.38	$1,332,785
$0.56 - $0.69	1,908,579	$0.59	3.0	296,516	1,716,954	$0.59	269,722
$0.70 - $0.99	3,213,750	$0.76	4.4	82,548	1,701,750	$0.81	21,213
	8,746,041	$0.57		$1,711,849	7,042,416	$0.54	$1,623,720

Total unrecognized compensation cost relating to unvested stock options at December 31, 2011, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.9 years.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $25,000, $10,000 and $1,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2011, 2010 and 2009 was $31,346, $14,809 and $25,422 respectively.

The Company recorded stock-based compensation amounting to $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009 respectively.

10. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Income for the year before provision for income taxes	$3,450,650	$2,327,793	$11,989,822
Computed expected tax expense	$1,173,207	$791,450	$4,076,539
Increase (reduction) in income tax expense resulting from:
State income taxes	8,627	5,819	29,975
Permanent differences, including foreign exchange	13,700	(22,812)	800,535
Investment tax credits recovered	(41,833)	(50,311)	(281,320)
Other, including alternative minimum tax and adjustments to opening deferred tax assets	(218,252)	82,928	864,950
Effect of change in income tax rates	—	—	772,093
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	(3,655,070)	(596,229)	(6,514,156)
Provision for (recovery of) income taxes	$(2,719,621)	$210,845	$(251,384)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are presented below:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Deferred revenue	$5,648,563	$5,732,912
Amortization	1,231,814	2,077,758
Total gross deferred tax assets	6,880,377	7,810,670
Less valuation allowance	—	(3,655,070)
Net deferred tax assets	$6,880,377	$4,155,600
Deferred income tax asset, current portion	—	—
Deferred income tax asset, long-term portion	6,880,377	4,155,600
	$6,880,377	$4,155,600
Deferred tax liabilities:
Reserves and other	$(880,008)	$(1,155,600)
Limited life intangible assets	(505,700)	—
Indefinite life intangible assets	(4,840,000)	(4,840,000)
Total deferred tax liabilities	(6,225,708)	(5,995,600)
Less deferred tax liability, current portion	(880,008)	(1,155,600)
Less deferred tax liability, long-term portion	$(5,345,700	$(4,840,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that a valuation allowance against its deferred tax assets is no longer required. As such, during the fourth quarter of 2011 management released its remaining valuation allowance of $3.6 million. During fiscal 2011 the Company recorded a non-current deferred tax liability related to the temporary differences on acquired intangibles of $0.5 million.

At December 31, 2011 Tucows’ unrecognized tax benefits amounted to $0.2 million, which if recognized would favorably affect the income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for potential 2011 research and development tax credits. We will record the tax benefit of the 2011 research and development claim once we have reasonable assurance that it is more likely than not that all or a portion of the benefit arising from the claim will be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefit in tax expense. The Company did not have any significant interest and penalties accrued as of January 1, 2010 and December 31, 2011.

Tucows believes that it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior years’ taxes owing in Pennsylvania within that period and that certain other state tax returns will be filed.

The following is a reconciliation of Tucows’ change in uncertain tax position under ASC 740, “Income Taxes”:

Total Gross Unrecognized Tax Benefits
Balance as at December 31, 2010	$167,000
Increase in uncertain tax benefits for the current year	50,000
Decrease in uncertain tax benefits of prior years	(50,000)
Balance as at December 31, 2011	$167,000

11. Other income, net:

In 2002, various patents which were acquired by us in the merger with Infonautics in 2001 were assigned to an unrelated third party. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2011 we received an amount of $0.4 million. No amount was received during the year ended December 31, 2010 and an amount of $0.6 million was received during the year ended December 31, 2009.

In connection with the sale of the Company’s investment in Afilias, the Company recognized a gain on disposition of the first tranche of shares in the amount of $3.1 million during Fiscal 2008. During Fiscal 2009, the Company recognized gains on disposition of the second and third and final share tranches of $2.0 million and $1.9 million, respectively.

12. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Numerator for basic and diluted earnings per common share:
Income for the year	$6,170,231	$2,116,948	$12,241,206
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	53,454,675	57,982,248	69,145,001
Effect of stock options	2,294,758	1,973,540	1,211,012
Diluted weighted average number of shares outstanding	55,749,433	59,955,788	70,356,013
Basic earnings per common share	$0.12	$0.04	$0.18
Diluted earnings per common share	$0.11	$0.04	$0.17

Options to purchase 3,148,750 common shares were outstanding during 2011 (2010: 2,937,000; 2009: 3,780,962) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2012 to 2017 were still outstanding at the end of 2011.

13. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

2012	$2,199,000
2013	828,000
2014	466,000
2015	464,000
2016	516,000
Thereafter	2,064,000

Rental expense under operating lease agreements was $0.9 million, $0.6 million, and $0.5 million for the years ended December 31, 2011, 2010 and 2009 respectively.

(b)           In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as at December 31, 2011 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

14. Fair value measurement:

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2011:

	December 31, 2011
	Fair Value Measurement Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
Derivative instrument asset	$—	$87,023	$—	$87,023
Total Assets	$—	$87,023	$—	$87,023
Derivative instrument liability	$—	$786,506	$—	$786,506
Total Liabilities	$—	$786,506	$—	$786,506

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2010:

	December 31, 2010
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument asset	$—	$833,960	$—	$833,960
Total Assets	$—	$833,960	$—	$833,960

15. Subsequent events:

On January 23, 2012, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 15, 2011. Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $50,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from BMO in the amount of $4.0 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 23, 2012, the Company had 46,047,053 shares issued and outstanding.

Directors, executive officers, and affiliates of Tucows were eligible to participate in the offer. Lacuna LLC, a company in which Rawleigh Ralls, a director of Tucows, is a founding partner, tendered all of its 7.85 million shares in the offer as part of a rebalancing of its portfolio, 4,120,465 of which were purchased by Tucows in the offer. In addition, Mr. Ralls tendered an additional 300,000 shares that he held directly, 157,470 of which were purchased by Tucows in the offer.

16. Supplemental information:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2011	2010	2009
OpenSRS:
Domain Services	$76,201,058	$64,977,121	$59,248,732
Email Services	2,603,333	2,325,253	3,636,866
Other Services	4,821,108	4,368,781	4,425,940
Total OpenSRS Services	83,625,499	71,671,155	67,311,538
Yummy Names	6,119,569	6,123,708	6,623,292
Hover	5,263,118	4,559,833	4,970,635
Butterscotch	2,056,781	2,223,809	2,033,747
	$97,064,967	$84,578,505	$80,939,212

During the years ended December 31, 2011, 2010 and 2009, no customer accounted for more than 10% of total revenue. As at December 31, 2011, one customer accounted for 16% of accounts receivable, as at December 31, 2010, three customers accounted for 35% of accounts receivable, while as at December 31, 2009, one customer accounted for 11% of accounts receivable.

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2010	2010	2009
OpenSRS:
Domain Services	$63,491,432	$54,087,893	$48,202,033
Email Services	311,628	425,836	546,455
Other Services	1,616,856	1,570,481	1,622,086
Total OpenSRS Services	65,419,916	56,084,210	50,370,574
Yummy Names	746,586	817,290	847,269
Hover	1,881,063	1,527,727	1,925,188
Butterscotch	40,822	65,622	44,886
Network, other costs	4,837,650	4,648,899	4,748,189
Network, depreciation and amortization costs	836,045	1,331,576	1,789,987
	$73,762,082	$64,475,324	$59,726,093

(c)           The following is a summary of the Company’s property and equipment by geographic region:

	Year ended December 31,
	2011	2010
Canada	$1,027,122	$1,041,692
United States	390,231	510,657
Germany	20,211	—
United Kingdom	—	—
	$1,437,564	$1,552,349

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	Year ended December 31,
	2011	2010
Canada	$1,732,900	$2,621,160
United States	—	57,600
Germany	1,579,120	—
	$3,312,020	$2,678,760

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2011	2010
Canada	$6,880,377	$4,155,600
	$6,880,377	$4,155,600

(f)           Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, including provision for credit notes
2011	$65,000	$(2,585)	$—	$62,415
2010	$115,000	$(50,000)	$—	$65,000
2009	$125,000	$(10,000)	$—	$115,000

Valuation allowance for deferred tax asset:
2011	$3,655,070	$(3,655,070)	$—	$—
2010	$4,251,000	$(595,930)	$—	$3,655,070
2009	$10,765,000	$(6,514,000)	$—	$4,251,000

EXHIBIT INDEX

Exhibit No.	Description
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

10.1*
2006 Equity Compensation Plan, as amended and restated effective as of July 29, 2010 (Incorporated by reference to Exhibit 99(d)(1) filed with Tucows’ Schedule TO, as filed with the SEC on September 17, 2010).

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

10.7#	Registrar Accreditation Agreement, effective as of June 25, 2005, as amended June 22, 2009, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co.

10.8
Registry-Registrar Agreement, dated as of October 4, 2001, by and between VeriSign, Inc. and Tucows Inc. (Incorporated by reference to Exhibit 10.13 filed with Amendment No. 1 to Tucows’ registration statement on Form S-1 (Registration No. 333-125843), as filed with the SEC on July 7, 2005).

10.11
Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.12
Guaranty, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.13
Security Agreement, dated July 25, 2007, by Tucows Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.14
Financing Commitment, dated July 19, 2007, by and between Tucows.com Co. and Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows’ current report on Form 8-K, as filed with the SEC on July 31, 2007).

10.15
Operating Loan Agreement, dated September 10, 2010, between Tucows.com Co. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on September 13, 2010).

10.16
Offer Letter, dated August 30, 2010, between Tucows Inc. and the Bank of Montreal. (Incorporated by reference to Exhibit 10.2 filed with Tucows’ current report on Form 8-K, as filed with the SEC on September 13, 2010).

10.17
Offer Letter, dated July 27, 2011, between Tucows.com Co and the Bank of Montreal (incorporated herein by reference to Exhibit 10.1 to Tucows Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2011).

10.18
Letter of Acknowledgment, dated December 13, 2011, between Tucows.com Co and the Bank of Montreal.  (Incorporated by reference to Exhibit 10.1 filed with Tucows’ current report on Form 8-K, as filed with the SEC on December 13, 2011).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1#	Chief Executive Officer’s Section 1350 Certification.

32.2#	Chief Financial Officer’s Section 1350 Certification.

*	Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#	Filed herewith.

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

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 16, 2012
Elliot Noss	(Principal Executive Officer) and Director

/s/ Michael Cooperman	Chief Financial Officer (Principal	March 16, 2012
Michael Cooperman	Financial and Accounting Officer)

/s/ Stanley Stern	Director	March 16, 2012
Stanley Stern

/s/ Eugene Fiume	Director	March 16, 2012
Eugene Fiume

/s/ Erez Gissin	Director	March 16, 2012
Erez Gissin

/s/ Joichi Ito	Director	March 16, 2012
Joichi Ito

/s/ Allen Karp	Director	March 16, 2012
Allen Karp

/s/ Lloyd N. Morrisett	Director	March 16, 2012
Lloyd N. Morrisett

/s/ Rawleigh Ralls	Director	March 16, 2012
Rawleigh Ralls

/s/ Jeffrey Schwartz	Director	March 16, 2012
Jeffrey Schwartz