Form 10-Q
period 2012-03-31
TUCOWS INC /PA/
filed 2012-05-11
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 46,238,117 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.
Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, Butterscotch®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting® and YummyNames® are registered trademarks of Tucows, Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows, Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

 PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,366,302	$6,408,209
Accounts receivable, net of allowance for doubtful accounts of $65,000 as of March 31, 2012 and $57,415 as of December 31, 2011	4,894,913	3,880,184
Prepaid expenses and deposits	5,070,003	3,961,905
Derivative instrument asset, current portion (note 7)	137,973	-
Prepaid domain name registry and ancillary services fees, current portion	45,727,148	43,209,033
Income taxes recoverable	284,082	867,093
Total current assets	62,480,421	58,326,424

Derivative instrument asset, long-term portion (note 7)	127,391	87,023
Prepaid domain name registry and ancillary services fees, long-term portion	13,001,462	12,600,154
Property and equipment	1,365,438	1,437,564
Deferred financing charges	800	2,300
Deferred tax asset, long-term portion (note 8)	6,811,757	6,880,377
Intangible assets (note 5)	17,215,576	17,482,590
Goodwill	18,873,127	18,873,127
Total assets	$119,875,972	$115,689,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,864,847	$1,051,115
Accrued liabilities	2,243,550	2,081,968
Customer deposits	4,459,899	4,202,899
Derivative instrument liability, current portion (note 7)	263,004	781,027
Loan payable, current portion (note 6)	4,311,667	850,000
Deferred revenue, current portion	55,962,976	52,683,546
Accreditation fees payable, current portion	600,227	555,869
Deferred tax liability, current portion (note 8)	1,051,376	880,008
Income taxes payable	194,320	158,258
Total current liabilities	70,951,866	63,244,690

Derivative instrument liability, long-term portion (note 7)	-	5,479
Deferred revenue, long-term portion	17,036,557	16,492,155
Accreditation fees payable, long-term portion	153,657	156,061
Deferred rent, long-term portion	33,756	26,487
Deferred tax liability, long-term portion (note 8)	5,317,800	5,345,700

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 46,221,565 shares issued and outstanding as of March 31, 2012 and 53,497,584 shares issued and outstanding as of December 31, 2011	9,952,314	11,358,959
Additional paid-in capital	36,700,388	40,994,013
Deficit	(20,270,366)	(21,933,985)
Total stockholders' equity	26,382,336	30,418,987
Total liabilities and stockholders' equity	$119,875,972	$115,689,559

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2012	2011
	(unaudited)

Net revenues (note 10)	$27,537,306	$22,555,207

Cost of revenues:
Cost of revenues	19,267,125	15,695,140
Network expenses (*)	1,256,890	1,262,828
Depreciation of property and equipment	147,418	236,681
Amortization of intangible assets (note 5)	35,910	19,290
Total cost of revenues (note 10)	20,707,343	17,213,939

Gross profit	6,829,963	5,341,268

Expenses:
Sales and marketing (*)	2,184,635	2,024,703
Technical operations and development (*)	1,113,145	1,199,236
General and administrative (*)	1,783,453	1,563,774
Depreciation of property and equipment	47,415	46,187
Amortization of intangible assets (note 5)	219,030	306,990
Loss (gain) on currency forward contracts (note 2)	(562,109)	(354,144)
Total expenses	4,785,569	4,786,746

Income from operations	2,044,394	554,522

Other income (expense):
Interest expense, net	(40,969)	(11,540)
Other income (note 5)	508,800	323,329
Total other income (expense)	467,831	311,789

Income before provision for income taxes	2,512,225	866,311

Provision for income taxes (note 8)	848,606	138,365

Net income and comprehensive income for the period	$1,663,619	$727,946

Basic earnings per common share (note 9)	$0.04	$0.01

Shares used in computing basic earnings per common share (note 9)	46,221,465	53,437,672

Diluted earnings per common share (note 9)	$0.03	$0.01

Shares used in computing diluted earnings per common share (note 9)	48,954,451	55,747,952

See accompanying notes to unaudited consolidated financial statements

(*) Stock-based compensation has been included in expenses as follows:
Network expenses	$6,046	$6,013
Sales and marketing	22,782	25,333
Technical operations and development	12,843	15,708
General and administrative	20,794	27,277

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2012	2011
Cash provided by (used in):	(unaudited)
Operating activities:
Net income for the period	$1,663,619	$727,946
Items not involving cash:
Depreciation of property and equipment	194,833	282,868
Amortization of deferred financing charges	1,500	4,400
Amortization of intangible assets	254,940	326,280
Deferred income taxes	212,088	-
Deferred rent	7,269	6,945
Acquisition of domain names	(3,664)	-
Disposal of domain names	15,738	13,195
Gain on disposition of intangible assets	(508,800)	-
(Gain) loss on currency forward contracts	(701,843)	112,704
Stock-based compensation	62,465	74,331
Changes in non-cash operating working capital:
Accounts receivable	(1,014,729)	(1,232,805)
Prepaid expenses and deposits	(1,108,098)	(521,647)
Prepaid domain name registry and ancillary services fees	(2,919,423)	(2,000,239)
Income taxes recoverable/payable	619,073	135,000
Accounts payable	913,969	253,897
Accrued liabilities	268,911	316,472
Customer deposits	257,000	(91,433)
Deferred revenue	3,823,832	2,318,399
Accreditation fees payable	41,954	36,183
Net cash provided by operating activities	2,080,634	762,496

Financing activities:
Proceeds received on exercise of stock options	130,712	3,460
Repurchase of common stock	(5,893,447)	-
Proceeds received on loan payable	4,000,000	-
Repayment of loan payable	(538,333)	(478,561)
Net cash used in financing activities	(2,301,068)	(475,101)

Investing activities:
Additions to property and equipment	(330,273)	(328,958)
Proceeds on disposition of intangible assets	508,800	-
Net cash provided by (used in) investing activities	178,527	(328,958)

Decrease in cash and cash equivalents	(41,907)	(41,563)

Cash and cash equivalents, beginning of period	6,408,209	4,205,729
Cash and cash equivalents, end of period	$6,366,302	$4,164,166

Supplemental cash flow information:
Interest paid	$41,176	$11,589

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$50,401	$105,136

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a distributor of Internet services, including domain name registration, security and identity products, email, and mobile telephony services both through its global Internet-based wholesale distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users and through retail websites directly to end-users.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in the Netherlands, Germany, and the United States.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2012 and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in Tucows’ 2011 Annual Report on Form 10-K filed with the SEC on March 26, 2012.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the prior period, the Company recorded the realized gain or loss upon settlement of currency forward contracts in “General and administrative expenses” and recorded the unrealized gain or loss in “Loss (gain) on currency forward contracts”. The Company has determined that both of these amounts are more appropriately classified in expenses as “Loss (gain) on currency forward contracts” and as a result a gain of $0.5 million for Q1, 2011 has been reclassified from “General and administrative expense” to “Loss (gain) on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income (loss), income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

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

The amount of EPAG’s revenues and net loss included in Tucows’ Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of January 1, 2011, are set forth below:

	Revenues for the three		Net income (loss) for the three
	months ended March 31,		months ended March 31,
	2012	2011	2012	2011

Actual	$870,639	$—	$66,326	$—

	Three months ended
	March 31,
	2012	2011
Supplemental Unaudited Pro Forma Information
Total revenue	$27,537,306	$23,552,384
Net income *	$1,663,619	$665,164

*           Included within net income for the three months ended March 31, 2012 above are $87,240 of estimated amortization charges relating to the allocated values of intangible assets.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

4. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

Comprehensive Income

The Company adopted Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), effective January 1, 2012 and applied retrospectively, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

Fair Value Measurement and Disclosures

The Company adopted Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (“ASU 2011-04”), effective January 1, 2012 and applied retrospectively, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). The adoption of ASU 2011-08 did not materially impact the fair value measurements of our assets and/or liabilities.

Testing Goodwill for Impairment

The Company adopted Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), effective January 1, 2012, which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The adoption of ASU 2011-08 did not materially impact the carrying value of our recorded goodwill. The Company will perform its next annual goodwill impairment testing on December 31, 2012.

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

A summary of acquired intangible assets for the three months ended March 31, 2012 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2011	$227,430	$571,930	$2,512,660	$12,120,077	$2,050,493	$17,482,590
Acquisition of domain names	—	—	—	—	3,664	3,664
Sales of domain names	—	—	—	(1,623)	(14,115)	(15,738)
Amortization expense	(35,910)	(43,410)	(175,620)	—	—	(254,940)
Net book value, March 31, 2012	$191,520	$528,520	$2,337,040	$12,118,454	$2,040,042	$17,215,576

As of March 31, 2012, the accumulated amortization for the definite life intangibles was $3.4 million.

During the three months ended March 31, 2012, the Company sold certain intangible assets with no book value for $0.5 million

6. LOAN PAYABLE:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank”) that were amended on July 27, 2011, and which provide it with access to two revolving demand loan facilities, a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities

The Amended Credit Facility provides for $8.0 million in funds available through a demand loan revolving facility (the “DLR Loan”) and a demand loan revolving, reducing facility (the “DLRR Loan”, and together with the DLR Loan, the “Revolving Demand Loan Facilities”). Advances under the Revolving Demand Loan Facilities may be used to finance the repurchases of the Company’s common stock and for certain permitted acquisitions. The Amended Credit Facility provides that aggregate advances under the Revolving Demand Loan Facilities may not exceed $8.0 million and that no more than $2.0 million of such advances may be used to finance repurchases of its common stock (the “Share Repurchase Limit”). On December 13, 2011, the Company entered into a letter of acknowledgment with the Bank that provided for the waiver of the Share Repurchase Limit and permitted it to use any funds available under the Revolving Demand Loan Facilities to finance share repurchases through March 31, 2012. As of March 31, 2012, the Share Repurchase Limit was reinstated and the Company may now draw additional funds on the Revolving Demand Loan Facilities to fund share repurchases only to the extent that the outstanding balance of the Revolving Demand Loan Facilities does not exceed $2.0 million.

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

On July 28, 2011, the Company drew down $2.5 million on the DLR Loan to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On August 11, 2011, the Company prepaid $1.0 million of this loan. On December 31, 2011, in accordance with the terms of the Revolving Demand Loan Facilities, the remaining balance under the DLR Loan was fully repaid by an equivalent advance made under the DLRR Loan. At March 31, 2012, the outstanding balance under the DLRR Loan was $0.3 million.

During the period ended March 31, 2012, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the DLR Loan in the amount of $4.0 million.  Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At March 31, 2012, the outstanding balance under the DLR Loan was $4.0 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million, settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2012, the Company held contracts in the amount of $25.3 million to trade U.S. dollars in exchange for Canadian dollars (note 7).

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist it in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of March 31, 2012, the Company had no amounts outstanding under the Operating Demand Loan.

General Terms

The Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended Credit Facility also requires the Company to make annual cash sweep payments based on its audited financial statements provided. These cash sweep payments are applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the period ended, March 31, 2012, the Company was in compliance with these covenants.

Principal loan repayments over the next five years are as follows:

2013	$420,000
2014	1,141,667
2015	1,000,000
2016	1,000,000
2017	750,000

7. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at March 31, 2012 was a net unrealized gain of $2,000 as compared to a net unrealized gain of $721,000 at March 31, 2011. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At March 31, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April – June, 2012	$5,100,000	0.9785	$(101,091)
July – September, 2012	5,100,000	0.9855	(75,399)
October – December, 2012	5,100,000	0.9855	(86,514)
January – March, 2013	6,000,000	1.0277	137,973
April – May, 2013	4,000,000	1.0385	127,391
Total	$25,300,000	1.0025	$2,360

The Company does not apply hedge accounting and, therefore, for the three months ended March 31, 2012, the Company recorded a gain of $0.6 million on currency forward contracts in its consolidated statements of operations and comprehensive income. For the three months ended March 31, 2011, the Company recorded a gain on currency forward exchange contracts of $0.4 million.

8. INCOME TAXES

For the three months ended March 31, 2012, the Company recorded a provision for income taxes of $0.8 million on income before income taxes of $2.5 million, using an estimated effective tax rate for our 2012 fiscal year. Comparatively, for the three months ended March 31, 2011, the Company recorded a provision for income taxes of $0.1 million on income before taxes of $0.9 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which it did not anticipate obtaining a current tax benefit in that fiscal year.

The effective tax rate for the three months ended March 31, 2012 differs from the effective rate for the comparative period ended March 31, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which it operates, and tax planning strategies in making this assessment.  During the fourth quarter of 2011 the Company released the remaining valuation allowance of $3.6 million.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.2 million of total gross unrecognized tax benefit as of March 31, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2011 research and development tax credits. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued as of March 31, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2011 Canadian research and development claim will be filed and assessed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Numerator for basic and diluted earnings per common share:
Net income for the period	$1,663,619	$727,946
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	46,221,465	53,437,672
Effect of outstanding stock options	2,732,986	2,310,280
Diluted weighted average number of shares outstanding	48,954,451	55,747,952
Basic earnings (loss) per common share	$0.04	$0.01
Diluted earnings (loss) per common share	$0.03	$0.01

For the three months ended March 31, 2012, outstanding options to purchase 641,750 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended March 31, 2012, 7,570,236 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2011.

The computation of earnings per share and diluted earnings per share for the three months ended March 31, 2012 includes reductions in the number of shares outstanding due to these repurchases. No common shares were repurchased during the three months ended March 31, 2011.

10. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2012	2011
OpenSRS :
Domain Services	$21,107,976	$17,540,380
Value-Added Services	2,688,718	2,265,759
Total OpenSRS Services	23,796,694	19,806,139

Hover	1,849,595	1,195,056
Portfolio	1,891,017	1,554,012
	$27,537,306	$22,555,207

No customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2012 or the three months ended March 31, 2011. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of March 31, 2012, no customer accounted for 10% of accounts receivable. As of March 31, 2011, one customer accounted for 12% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2012	2011
OpenSRS :
Domain Services	$17,620,059	$14,572,871
Value-Added Services	507,151	512,708
Total OpenSRS Services	18,127,210	15,085,579

Hover	929,760	419,295
Portfolio	210,155	190,266
Network, other costs	1,256,890	1,262,828
Network, depreciation and amortization costs	183,328	255,971
	$20,707,343	$17,213,939

11. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2012 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

12. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the three month period ended March 31, 2012:

			Additional		Total
	Common Stock		Paid in		Stockholders’
	Shares	Amount	Capital	Deficit	equity

Balances, December 31, 2011	53,497,584	$11,358,959	$40,994,013	$(21,933,985)	$30,418,987

Exercise of stock options	294,217	107,402	23,310	—	130,712
Repurchase and cancellation of shares – Dutch Auction	(7,570,236)	(1,514,047)	(4,379,400)	—	(5,893,447)
Stock-based compensation	—	—	62,465	—	62,465
Net income for the period	—	—	—	1,663,619	1,663,619

Balances, March 31, 2012	46,221,565	$9,952,314	$36,700,388	$(20,270,366	$26,382,336

On January 23, 2012, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 15, 2011. Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $4.0 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately cancelled. As a result of the completion of the tender offer, as of January 23, 2012, the Company had 46,047,053 shares issued and outstanding.

On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 3,840,000 shares of the Company’s common stock over the 12-month period that commenced on November 15, 2011.  The Company did not repurchased any shares under this program during the three month period ended March 31, 2012.

13. SHARE-BASED PAYMENTS

(a)          Stock options

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

During the three months ended March 31, 2012, stock options to purchase 45,000 common shares were granted. No stock options were granted during the three months ended March 31, 2011

The stock options granted during the three months ended March 31, 2012 expire in 2019.

Details of stock option transactions for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,746,041	$0.57	8,272,249	$0.56
Granted	45,000	1.05	—	—
Exercised	(294,217)	0.44	(7,250)	0.48
Forfeited	(38,125)	0.84	(10,250)	0.71
Expired	—	—	—	—
Outstanding, end of period	8,458,699	$0.57	8,254,749	$0.56
Options exercisable, end of period	6,746,199	$0.54	6,436,499	$0.52

As of March 31, 2012, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

	Options outstanding				Options exercisable

Exercise price	Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31-$0.49	3,400,199	$0.38	1.3	$2,885,212	3,400,199	$0.38	$2,885,212
$0.56-$0.75	3,987,000	$0.66	4.1	2,282,905	2,319,500	$0.63	1,396,182
$0.80-$1.05	1,071,500	$0.87	2.2	385,125	1,026,500	$0.86	377,025
	8,458,699	$0.57	2.7	$5,553,242	6,746,199	$0.54	$4,658,419

Total unrecognized compensation cost relating to unvested stock options at March 31, 2012, prior to the consideration of expected forfeitures, was approximately $479,000 and is expected to be recognized over a weighted average period of 2.3 years.

The Company recorded stock-based compensation of $62,284 and $74,171 for the three months ended March 31, 2012 and 2011, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)         Restricted stock awards

During the three months ended March 31, 2012, no restricted stock awards were granted to any employees of the Company.

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

Total unrecognized compensation cost relating to unvested restricted stock awards at March 31, 2012, prior to the consideration of expected forfeitures, was approximately $700 and is expected to be recognized over a weighted average period of 1.5 years.

The Company recorded stock-based compensation associated with restricted stock awards of $181 and $159 for the three months ended March 31, 2012 and 2011, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	March 31, 2012
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$265,364	$—	$265,364
Total Assets	$—	$265,364	$—	$265,364

Derivative Instrument liability	$—	$263,004	$—	$263,004
Total Liabilities	$—	$263,004	$—	$263,004

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accreditation fees payable, customer deposits, loan payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.  The fair value of these financial assets and liabilities is determined using Level 3 inputs.

15. RECLASSIFICATION

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company’s foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they acquire, deliver or use Internet services such as domain name registration, email and other services.

Our primary distribution channel is a global network of more than 12,000 resellers in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, reseller-oriented technology, and agile development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, we provide proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before our resellers or their customers are impacted.

We believe that the underlying platform for our services is one of the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve this platform for both resellers and end-users.

Our principal place of business is located in Canada. We report our financial results as one operating segment with three distinct service offerings – Wholesale, Retail, and Portfolio. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more understanding of the key metrics driving our business. Accordingly, we report revenue in the following service areas:

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages over 12 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations.  Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools, and reseller billing services. All of these services are made available to end-users through a network of over 12,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream and the Marketing Development Funds we receive from vendors from time-to-time to expand or maintain the market position for their services.

Retail, primarily our Hover and Ting websites, derives revenues from the sale of domain name registration, email services and mobile phone service to individuals and small businesses. Retail also includes our Personal Names Service – based on over 42,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Portfolio generates advertising revenue from our domain name portfolio and from our two large advertising-supported websites, butterscotch.com and tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

For the three months ended March 31, 2012 and 2011, we reported revenue of $27.5 million and $22.6 million, respectively. For the three months ended March 31, 2012 and 2011, the OpenSRS Domain Service accounted for 77% and 78% of our total revenue, respectively.

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocation, formulate financial projections and make strategic business decisions. The following table sets forth, the key business metrics which we believe are the primary indicators of our performance for the periods presented:
	Three months ended March 31, (1)
	2012	2011
	(in ‘000’s)
Total new, renewed and transferred-in domain name registrations	2,576	2,062
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,712	9,590
Registered using our Resellers’ Registrar Accreditations	1,299	1,404
Total domain names under management	12,011	10,994

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

In 2007, we entered into contractual agreements with Verisign for the supply of domain names. These agreements were automatically renewed in February 2012 until February 2017. Under the agreements, effective January 15, 2012, Verisign increased their domain name fees to $7.85 for .com and $5.86 for .net. Mandated registry price increases such as these will adversely increase our service costs as a percentage of our total revenue.

In 2009, our contractual agreement with ICANN was amended to extend the terms of the agreement through June 30, 2014. Under the agreement, ICANN charges a $0.18 fee for each year that a domain name is registered in the TLDs that fall within its purview. In addition, ICANN has approved a framework for the significant expansion of the number of gTLDs in 2012. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of new gTLDs. We believe that such expansion, once completed, will result in an increase in the number of domains we register and related revenues in 2013. In addition, we believe that the new gTLD Program could also provide us with new revenue opportunities in 2013, which include operating the back-end infrastructure for new TLD registries and/or owning one or more TLDs in our own right.

From time-to-time certain of our vendors provide us with Market Development Funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason, may result in payments in future periods not being commensurate with what we have achieved during past periods.

Sales of domain names from our domain portfolio have a negative impact on our advertising revenue as these names are no longer available for advertising purposes. In addition, the timing of larger domain names portfolio sales is unpredictable and may lead to significant quarterly and annual fluctuations in our Portfolio revenue.

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

Net Revenues

Wholesale - OpenSRS Domain Service

Historically, our OpenSRS Domain Service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration.

With the acquisition of EPAG Domainservices GmbH (“EPAG”) in August 2011, we now offer registration services for over 200 TLDs.

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective January 2012, registry fees for the .com and .net registrations were increased by the registry to $7.85 and $5.86, respectively. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

Wholesale – OpenSRS Value-Added Services

We derive revenue from our hosted email service through our global distribution network. Our hosted email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solution that can be customized to their branding and business model requirements. The hosted email service also includes spam and virus filtering on all accounts. End-users can access the hosted email service via a full-featured, multi-language AJAX-enabled web interface or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP.

We also derive revenue from other Value-Added Services primarily from provisioning SSL and other trust certificates. In addition, we derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

Other services included in Value-Added Services include web publishing tools, special discounts on 3rd party services and fees we receive from time-to-time from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

Retail – Hover

We derive revenues from Hover’s sale of retail Internet domain name registration and email services to individuals and small businesses.

Retail - Ting

We derive revenue from Ting’s sale of retail mobile phone services to individuals and small businesses.

Portfolio

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

We also generate advertising and other revenue through two ad-supported content sites, butterscotch.com and tucows.com.  These sites primarily derive revenue from banner and text advertising. In addition, their revenue is derived from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center to submit their products for inclusion on our site and to purchase promotional placements of their software.

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

Revenue recognition policy

We earn revenues from the following services:

•	Wholesale (Domain Service and other Value-Added Services);
•	Retail (Hover and Ting)
•	Portfolio (Domain Portfolio monetization and sales).

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

We also generate advertising and other revenue through tucows.com and butterscotch.com as well as advertising revenue from our OpenSRS expired domain names and our domain name portfolio. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of post-presentation impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Revenue is also generated from vendors who are seeking to expand or maintain their services market position and is recognized once all the conditions have been met.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended March 31, 2012 or during the three months ended March 31, 2011.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of March 31, 2012, we had $18.9 million in goodwill and $17.2 million in intangible assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2012	2011
OpenSRS :
Domain Services	$21,107,976	$17,540,380
Value-Added Services	2,688,718	2,265,759
Total OpenSRS Services	23,796,694	19,806,139

Hover	1,849,595	1,195,056
Portfolio	1,891,017	1,554,012
	$27,537,306	$22,555,207
Increase over comparative period	$4,982,099
Increase - percentage	22%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2012	2011
OpenSRS :
Domain Services	77%	78%
Value-Added Services	9%	10%
Total OpenSRS Services	86%	88%

Hover	7%	5%
Portfolio	7%	7%
	100%	100%

Deferred revenue from domain name registrations and other services at March 31, 2012 increased to $73.0 million from $64.9 million at March 31, 2011. Included in this increase is an amount of $2.0 million pertaining to EPAG, which was acquired on August 1, 2011.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2012 and March 31, 2011 and at March 31, 2012, no customer accounted for more than 10% of accounts receivable. As of March 31, 2011, one customer accounted for 12% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

For the three months ended March 31, 2012, Wholesale revenue increased by $4.0 million, or 20%, to $23.8 million when compared to the three months ended March 31, 2011, primarily as a result of OpenSRS Domain Service revenue increasing by $3.6 million or 20% to $21.1 million. This increase resulted primarily from our success in attracting customers with increased transaction volumes and the impact of our passing on the 7% registration fee increase implemented in January 2012 for registration fees paid to certain registries. In addition, Value-Added Services increased by $0.4 million or 28% to $2.7 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Value-Added Services increases may not be repeatable as our vendor partners may elect to cancel or amend their marketing programs at any time.

During the three months ended March 31, 2012, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.5 million transactions to 2.6 million transactions as compared to the three months ended March 31, 2011. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

In addition, new TLDs, including new IDN TLDs, ccTLDs and gTLDs, are being introduced by ICANN in 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of March 31, 2012, the total domain names under our management increased by 1.1 million to 10.7 million, when compared to March 31, 2011. This increase includes the 0.4 million domains that were added through the acquisition of EPAG. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of March 31, 2012, we managed 1.3 million domain names on behalf of other accredited registrars, a decrease of 0.1 million compared to the 1.4 million managed for accredited registrars as of March 31, 2011. The decrease is primarily attributable to the loss of an accredited registrar who had 0.3 million domains under management with us who have transferred their domain registration business to a competitive registrar with whom they have a reciprocal supply arrangement.

Retail

The increase in net revenues from Retail for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 increased by $0.7 million, or 55%, to $1.8 million. We believe that this increase reflects the success Hover’s marketing initiatives and improved website are having on our ability to attract new customers and retain existing ones as well as the impact of Ting’s mobile device sales made during the quarter.

Portfolio

For the three months ended March 31, 2012, Portfolio revenue increased by $0.3 million, or 22%, to $1.9 million when compared to the three months ended March 31, 2011, primarily the result of our earning $1.4 million from the sale of domain names from our domain name portfolio compared to $0.8 million during the three months ended March 31, 2011. The increase in portfolio sales primarily reflects the timing of portfolio domain name sales and may not be repeatable in future quarters. The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from our Portfolio is driven by general macroeconomic factors that affect Internet advertising. Our advertising revenues are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

This increase in Portfolio revenue was partially offset by a decrease of $0.2 million in revenues from the display advertising from the Tucows.com website and decreases in revenue from our pay-per-click advertising or parked pages program and from our Author Resource Center.

COST OF REVENUES

Wholesale

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

Value-Added Services

Costs of revenues for Value-Added Services include licensing and royalty costs related to the provisioning of certain components of related to hosted email, fees paid to third-party service providers, primarily for trust certificates and for printing services in connection with Platypus. Fees payable for trust certificates are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

Retail

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

Portfolio

Costs of revenues for our Portfolio represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets. As the total names in our portfolio continue to grow, this cost will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid domain registry fees and are expensed ratably over the renewal term.

Costs of revenues for our larger ad-supported content sites (tucows.com and butterscotch.com) include the fees paid to third-party service providers, primarily for digital certificates sold through our content sites and content license fees.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2012	2011
OpenSRS :
Domain Services	$17,620,059	$14,572,871
Value-Added Services	507,151	512,708
Total OpenSRS Services	18,127,210	15,085,579

Hover	929,760	419,295
Portfolio	210,155	190,266
Network, other costs	1,256,890	1,262,828
Network, depreciation and amortization costs	183,328	255,971
	$20,707,343	$17,213,939
Increase over comparative period	$3,493,404
Increase - percentage	20%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended March 31,
	2012	2011

OpenSRS :
Domain Services	63%	64%
Value-Added Services	2%	2%
Total OpenSRS Services	65%	66%

Hover	3%	2%
Portfolio	1%	1%
Network, other costs	5%	6%

Network, depreciation and amortization costs	1%	1%
	75%	76%

Total cost of revenues for the three months ended March 31, 2012 increased by $3.5 million, or 20%, to $20.7 million from $17.2 million for the three months ended March 31, 2011.

We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during Fiscal 2012.

Prepaid domain registration and other Internet services fees as of March 31, 2012 increased by $6.9 million, or 13%, to $58.7 million from $51.8 million at March 31, 2011. Included in this increase is an amount of $1.4 million pertaining to EPAG, the Company we acquired on August 1, 2011.

Wholesale

Costs for Wholesale for the three months ended March 31, 2012 increased by $3.0 million, or 20%, to $18.1 million, when compared to the three months ended March 31, 2011.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in January 2012 experienced during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

Retail

Costs for Retail for the three months ended March 31, 2012 increased by $0.5 million, or 122%, to $0.9 million, when compared to the three months ended March 31, 2011. This increase resulted primarily from Ting mobile device sales made during the quarter.

Portfolio

Costs for Portfolio for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 remained relatively flat at $0.2 million.

Network Costs

Network costs before depreciation and amortization for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 remained relatively flat at $1.3 million. Network depreciation and amortization costs for the three months ended March 31, 2012 decreased by $0.1 million to $0.2 million. These results reflect our improved efficiency in operating and managing our co-location facilities, which has also enabled us to decrease our capital spend on network equipment.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2012	2011
Sales and marketing	$2,184,635	$2,024,703
Increase over comparative period	$159,932
Increase - percentage	8%
Percentage of net revenues	8%	9%

Sales and marketing expenses for the three months ended March 31, 2012 increased by $0.2 million, or 8%, to $2.2 million, when compared to the three months ended March 31, 2011. This increase primarily related to workforce costs.

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

	Three months ended March 31,
	2012	2011
Technical operations and development	$1,113,145	$1,199,236
(Decrease) over comparative period	$(86,091)
(Decrease) - percentage	(7)%
Percentage of net revenues	4%	5%

Technical operations and development expenses for the three months ended March 31, 2012 decreased by $0.1 million or 7% to $1.1 million when compared to the three months ended March 31, 2011. This decrease related to workforce related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2012	2011
General and administrative	$1,783,453	$1,563,774
Increase over comparative period	$219,679
Increase - percentage	14%
Percentage of net revenues	6%	7%

General and administrative expenses for the three months ended March 31, 2012 increased by $0.2 million, or 14%, to $1.8 million as compared to the three months ended March 31, 2011. This was primarily the result of incremental workforce related costs

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2012	2011
Depreciation of property and equipment	$47,415	$46,187
Increase over comparative period	$1,228
Increase - percentage	3%
Percentage of net revenues	-%	-%

Depreciation costs for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 remained relatively flat at $0.05 million.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2012	2011
Amortization of intangible assets	$219,030	$306,990
Decrease over comparative period	$(87,960)
Decrease - percentage	(29)%
Percentage of net revenues	1%	1%

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

	Three months ended March 31,
	2012	2011
Loss (gain) on currency forward contracts	$(562,109)	$(354,144)
Decrease over comparative period	$(207,965)
Decrease - percentage	(59)%
Percentage of net revenues	(2)%	(2	) %

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through May 2013. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended March 31, 2012 was a net gain of $0.7 million compared to a net loss of $0.1 million for the three months ended March 31, 2011. This impact of the fair value adjustment on unrealized foreign exchange on these contracts was partially offset by the realized loss upon settlement of currency forward contracts of $0.1 million for the three months ended March 31, 2012 compared to a gain upon settlement of currency forward contracts of $0.5 million for the three months ended March 31, 2011.

Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2012	2011
Other income (expenses), net	$467,831	$311,789
Increase over comparative period	$156,042
Increase - percentage	50%
Percentage of net revenues	2%	1%

Other income for the three months ended March 31, 2012 increased by $0.2 million, or 50%, to $0.5 million when compared to the three months ended March 31, 2011.

This primarily resulted from our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012. This increase when compared to the three months ended March 31, 2011, was partially offset by the $0.3 million we received during the three months ended March 31, 2011 from the third party who is commercializing the Infonautics patents we assigned to them in 2002, undertaking a routine audit of one of their licensees.

Other income for the three months ended March 31, 2012 decreased when compared to the three  months ended March 31, 2011 as a result of the interest payable pursuant to the terms of our Amended Credit Facility.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended March 31,
	2012	2011
Provision for income taxes	$848,606	$138,365
Increase over comparative period	$710,241
Increase - percentage	513%
Percentage of income before provision for income taxes	34%	16%

For the three months ended March 31, 2012, we recorded a provision for income taxes of $0.8 million on income before income taxes of $2.5 million, using an estimated effective tax rate for our 2012 fiscal year. Comparatively, for the three months ended March 31, 2011, we recorded a provision for income taxes of $0.1 million on income before taxes of $0.9 million, using an estimated effective tax rate for our 2011 fiscal year adjusted for certain foreign exchange losses for which we did not anticipate obtaining a current tax benefit in that period.

The effective tax rate for the three months ended March 31, 2012 differs from the effective rate for the comparative period ended March 31, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider projected future taxable income, uncertainties related to the industry in which we operate, and tax planning strategies in making this assessment.  During the fourth quarter of 2011 we released the remaining valuation allowance of $3.6 million.

We follow the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $0.2 million of total gross unrecognized tax benefit as of March 31, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2011 research and development tax credits. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of March 31, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2011 Canadian research and development claim will be filed and assessed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our cash and cash equivalents balance remained essentially flat at $6.4 million when compared to December 31, 2011. Our principal sources of liquidity during the three months ended March 31, 2012 was net cash provided by operating activities of $2.1 million, the proceeds of $0.5 million we received on the sale of certain intangible assets with no book value and our Amended Credit Facility with the Bank of Montreal.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank”) that were amended on July 27, 2011, and which provide us with access to two revolving demand loan facilities, a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities.

The Amended Credit Facility provides for $8.0 million in funds available through a demand loan revolving facility (the “DLR Loan”) and a demand loan revolving, reducing facility (the “DLRR Loan”, and together with the DLR Loan, the “Revolving Demand Loan Facilities”). Advances under the Revolving Demand Loan Facilities may be used to finance the repurchases of the Company’s common stock and for certain permitted acquisitions. The Amended Credit Facility provides that aggregate advances under the Revolving Demand Loan Facilities may not exceed $8.0 million and that no more than $2.0 million of such advances may be used to finance repurchases of our common stock (the “Share Repurchase Limit”). On December 13, 2011, we entered into a letter of acknowledgment with the Bank that provided for the waiver of the Share Repurchase Limit and permitted us to use any funds available under the Revolving Demand Loan Facilities to finance share repurchases through March 31, 2012. As of March 31, 2012, the Share Repurchase Limit was reinstated and we may now draw additional funds on the Revolving Demand Loan Facilities to fund share repurchases only to the extent that the outstanding balance of the Revolving Demand Loan Facilities does not exceed $2.0 million.

The DLR Loan accrues interest at the BMO U.S. Base Rate plus 1.25%. We may elect to pay interest on the DLRR Loan either at the BMO U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. In addition, the Revolving Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears. Outstanding amounts under the Revolving Demand Loan Facilities are payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate these loan facilities at any time.

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

On July 28, 2011, we drew down $2.5 million on the DLR Loan to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On August 11, 2011, we prepaid $1.0 million of this loan. On December 31, 2011, in accordance with the terms of the Revolving Demand Loan Facilities, the remaining balance under the DLR Loan was fully repaid by an equivalent advance made under the DLRR Loan. At March 31, 2012, the outstanding balance under the DLRR Loan was $0.3 million.

During the period ended March 31, 2012, we successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the DLR Loan in the amount of $4.0 million. Under the terms of the offer, we repurchased an aggregate of 7,570,236 shares of our common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At March 31, 2012, the outstanding balance under the DLR Loan was $4.0 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million, settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2012, we held contracts in the amount of $25.3 million to trade U.S. dollars in exchange for Canadian dollars.

           Operating Demand Loan

The Amended Credit Facility also provides us with a $1.0 million operating demand loan facility to assist us in meeting our operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. We have also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of March 31, 2012, we had no amounts outstanding under the Operating Demand Loan.

General Terms

Our Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. Our Amended Credit Facility also requires us to make annual cash sweep payments based on our audited financial statements provided. These cash sweep payments will be applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that we comply with certain customary non-financial covenants and restrictions. In addition, we have agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, our Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the period ended, March 31, 2012, we were in compliance with these covenants.

Cash Flow from (used in) Operating, Financing and Investing Activities

Net cash provided by operating activities for the three months ended March 31, 2012 totaled $2.1 million, compared to $0.8 million for the three months ended March 31, 2011. Net cash provided by operating activities, before changes in non-cash operating working capital decreased by $0.4 million to $1.2 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2011 primarily the result of the impact our currency forward contracts have on our results.

Net cash generated in non-cash operating working capital increased by $1.7 million to $0.9 million for the three months ended March 31, 2012 compared to $0.8 million used for the three months ended March 31, 2011. This increase in non-cash working capital was primarily the result of an increase of $1.5 million in deferred revenue, a $0.6 million increase in accounts payable, a $0.2 million decrease in accounts receivable, a decrease in income taxes recoverable of $0.5 million and an increase in customer deposits of $0.4 million as part of our normal operating cycle. These increases in non-cash working capital were partially offset by our using $0.6 million to incrementally fund the deposits we maintain with our registry suppliers to support our increased sales volumes. In addition, prepaid domain name registry fees increased by $0.9 million.

Net cash used in financing activities during the three months ended March 31, 2012 totaled $2.3 million as compared to net cash used of $0.5 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, we used $5.9 million to fund the modified “Dutch auction tender offer” we successfully concluded on January 23, 2012 and $0.5 million to fund principal repayments under our loan agreements. A portion of the amount to fund the tender offer was from a $4.0 million draw down on our DLR Loan facility.

Investing activities during the three months ended March 31, 2012 generated $0.2 million. This generation was the result of our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012 which was partially offset by the acquisition of additional property and equipment during the three months ended March 31, 2012 of $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2012. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April – June, 2012	5,100,000	0.9785	(101,091)
July – September, 2012	5,100,000	0.9855	(75,399)
October – December, 2012	5,100,000	0.9855	(86,514)
January – March, 2013	6,000,000	1.0277	137,973
April – May, 2013	4,000,000	1.0385	127,391
Total	$25,300,000	1.0025	$2,360

As of March 31, 2012 the Company has $25.3 million of outstanding foreign exchange forward contracts which will convert to CDN $25.4 million.

The Company does not apply hedge accounting and, therefore, for the three months ended March 31, 2012, the Company recorded a gain of $0.7 million in the fair value of forward contracts in its consolidated statements of operations. For the three months ended March 31, 2011, the Company recorded a loss on forward contracts of $0.1 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2012. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2012 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2012 we used $5.9 million to repurchase 7.6 million shares of the Company’s common stock pursuant to a “Dutch auction tender offer”. All shares repurchased were cancelled. The following table shows the monthly activity related to our stock repurchases for the three months ended March 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	7,570,236	$0.77	7,570,236	-
February 1, 2012 through February 29, 2012	-	$-	-	-
March 1, 2012 through March 31, 2012	-	$-	-	-
Total	7,570,236	$0.77	7,570,236	-

(1)          On January 23, 2012, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 15, 2011. Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $65,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $4.0 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately cancelled.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: May 11, 2012	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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