Form 10-Q
period 2012-06-30
TUCOWS INC /PA/
filed 2012-08-14
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 45,497,497 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.
Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, Butterscotch®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

 PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,511,561	$6,408,209
Accounts receivable, net of allowance for doubtful accounts of $56,481 as of June 30, 2012 and $57,415 as of December 31, 2011	4,917,015	3,880,184
Prepaid expenses and deposits	5,853,373	3,961,905
Derivative instrument asset, current portion (note 7)	97,718	-
Prepaid domain name registry and ancillary services fees, current portion	47,001,530	43,209,033
Income taxes recoverable	634,661	867,093
Total current assets	63,015,858	58,326,424

Derivative instrument asset, long-term portion (note 7)	-	87,023
Prepaid domain name registry and ancillary services fees, long-term portion	13,105,851	12,600,154
Property and equipment	1,330,274	1,437,564
Deferred financing charges	100	2,300
Deferred tax asset, long-term portion (note 8)	6,743,137	6,880,377
Intangible assets (note 5)	16,953,335	17,482,590
Goodwill	18,873,127	18,873,127
Total assets	$120,021,682	$115,689,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,547,897	$1,051,115
Accrued liabilities	2,498,804	2,081,968
Customer deposits	4,268,497	4,202,899
Derivative instrument liability, current portion (note 7)	340,835	781,027
Loan payable, current portion (note 6)	4,000,000	850,000
Deferred revenue, current portion	57,441,960	52,683,546
Accreditation fees payable, current portion	585,155	555,869
Deferred tax liability, current portion (note 8)	903,510	880,008
Income taxes payable	166,407	158,258
Total current liabilities	71,753,065	63,244,690

Derivative instrument liability, long-term portion (note 7)	-	5,479
Deferred revenue, long-term portion	17,018,389	16,492,155
Accreditation fees payable, long-term portion	151,954	156,061
Deferred rent, long-term portion	39,687	26,487
Deferred tax liability, long-term portion (note 8)	5,289,900	5,345,700

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 45,484,997 shares issued and outstanding as of June 30, 2012 and 53,497,584 shares issued and outstanding as of December 31, 2011	10,233,628	11,358,959
Additional paid-in capital	35,109,427	40,994,013
Deficit	(19,574,368)	(21,933,985)
Total stockholders' equity	25,768,687	30,418,987
Total liabilities and stockholders' equity	$120,021,682	$115,689,559

Commitments and contingencies (note 11)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net revenues (note 10)	$28,152,614	$23,045,923	$55,689,920	$45,601,130

Cost of revenues:
Cost of revenues	20,120,211	16,224,936	39,387,336	31,920,076
Network expenses (*)	1,213,864	1,235,498	2,470,754	2,498,326
Depreciation of property and equipment	155,638	213,089	303,056	449,770
Amortization of intangible assets (note 5)	35,910	6,430	71,820	25,720
Total cost of revenues (note 10)	21,525,623	17,679,953	42,232,966	34,893,892

Gross profit	6,626,991	5,365,970	13,456,954	10,707,238

Expenses:
Sales and marketing (*)	2,065,729	1,771,971	4,250,364	3,796,674
Technical operations and development (*)	1,105,575	1,231,593	2,218,720	2,430,829
General and administrative (*)	1,748,402	1,443,773	3,531,855	3,007,547
Depreciation of property and equipment	45,522	45,495	92,937	91,682
Amortization of intangible assets (note 5)	219,030	277,750	438,060	584,740
Loss (gain) on currency forward contracts (note 2, note 7)	383,838	(117,229)	(178,271)	(471,373)
Total expenses	5,568,096	4,653,353	10,353,665	9,440,099

Income from operations	1,058,895	712,617	3,103,289	1,267,139

Other income (expense):
Interest expense, net	(54,513)	(8,657)	(95,482)	(20,197)
Other income (note 5)	20,911	51,648	529,711	374,977
Total other income (expense)	(33,602)	42,991	434,229	354,780

Income before provision for income taxes	1,025,293	755,608	3,537,518	1,621,919

Provision for income taxes (note 8)	329,295	189,949	1,177,901	328,314
Net income and comprehensive income for the period	$695,998	$565,659	$2,359,617	$1,293,605

Basic earnings per common share (note 9)	$0.02	$0.01	$0.05	$0.02

Shares used in computing basic earnings per common share (note 9)	45,912,458	53,444,841	47,003,016	53,441,276

Diluted earnings per common share (note 9)	$0.01	$0.01	$0.05	$0.02

Shares used in computing diluted earnings per common share (note 9)	49,449,430	55,796,435	50,203,163	55,784,998

(*) Stock-based compensation has been included in expenses as follows:
Network expenses	$6,329	$5,349	$12,375	$11,362
Sales and marketing	20,149	19,127	42,931	44,460
Technical operations and development	15,047	11,394	27,890	27,102
General and administrative	21,571	17,529	42,365	44,806

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash provided by (used in):	(unaudited)		(unaudited)
Operating activities:
Net income for the period	$695,998	$565,659	$2,359,617	$1,293,605
Items not involving cash:
Depreciation of property and equipment	201,160	258,584	395,993	541,452
Amortization of deferred financing charges	700	3,700	2,200	8,100
Amortization of intangible assets	254,940	284,180	509,880	610,460
Deferred income taxes	(107,146)	-	104,942	-
Deferred rent	5,931	7,019	13,200	13,964
Acquisition of domain names	-	-	(3,664)	-
Disposal of domain names	7,301	7,896	23,039	21,091
Gain on disposition of intangible assets	-	-	(508,800)	-
(Gain) loss on currency forward contracts	245,477	193,157	(456,366)	305,861
Stock-based compensation	63,096	53,399	125,561	127,730
Changes in non-cash operating working capital:
Accounts receivable	(22,102)	104,241	(1,036,831)	(1,128,564)
Prepaid expenses and deposits	(783,370)	(702,002)	(1,891,468)	(1,223,649)
Prepaid domain name registry and ancillary services fees	(1,378,771)	(1,749,343)	(4,298,194)	(3,749,582)
Income taxes recoverable/payable	(378,492)	25,000	240,581	160,000
Accounts payable	(308,892)	(50,074)	605,077	203,823
Accrued liabilities	255,254	65,095	524,165	381,567
Customer deposits	(191,402)	(166,270)	65,598	(257,703)
Deferred revenue	1,460,816	1,938,868	5,284,648	4,257,267
Accreditation fees payable	(16,775)	(14,391)	25,179	21,792
Net cash provided by operating activities	3,723	824,718	2,084,357	1,587,214

Financing activities:
Proceeds received on exercise of stock options	219,000	-	349,712	3,460
Repurchase of common stock	(1,591,743)	-	(7,485,190)	-
Proceeds received on loan payable	-	-	4,000,000	-
Repayment of loan payable	(311,667)	(478,560)	(850,000)	(957,121)
Net cash used in financing activities	(1,684,410)	(478,560)	(3,985,478)	(953,661)

Investing activities:
Additions to property and equipment	(174,054)	(162,068)	(504,327)	(491,026)
Proceeds on disposition of intangible assets	-	-	508,800	-
Net cash provided by (used in) investing activities	(174,054)	(162,068)	4,473	(491,026)

Increase (decrease) in cash and cash equivalents	(1,854,741)	184,090	(1,896,648)	142,527

Cash and cash equivalents, beginning of period	6,366,302	4,164,166	6,408,209	4,205,729
Cash and cash equivalents, end of period	$4,511,561	$4,348,256	$4,511,561	$4,348,256

Supplemental cash flow information:
Interest paid	$54,655	$8,718	$95,831	$20,307

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$42,343	$67,068	$42,343	$67,068

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

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in the Netherlands, Germany and the United States.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2012 and the results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the prior period, the Company recorded the realized gain or loss upon settlement of currency forward contracts in “General and administrative expenses” and recorded the unrealized gain or loss in “Loss (gain) on currency forward contracts”. The Company has determined that both of these amounts are more appropriately classified in expenses as “Loss (gain) on currency forward contracts” and as a result a gain of $0.3 million for the three months ended June 30, 2011 has been reclassified from “General and administrative expense” to “Loss (gain) on currency forward contracts”, and a gain of $0.8 million for the six months ended June 30, 2011 has been reclassified from “General and administrative expense” to “Loss (gain) on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income, income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

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

The Company has accounted for the acquisition of EPAG using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has completed the final valuation of the fair value assessment of certain intangible assets during the quarter ended September 30, 2011. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and access to additional domain name TLD’s. The goodwill is not expected to be deductible for tax purposes.

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

The amount of EPAG’s revenues in Tucows’ Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 are set forth below:

	Revenues for the three months ended June 30,		Revenues for the six months ended June 30,
	2012	2011	2012	2011

Actual	$960,106	$—	$1,830,745	$—

The amount of EPAG’s net income (loss) included in Tucows’ Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 are set forth below:

	Net income (loss) for the three months ended June 30,		Net income (loss) for the six months ended June 30,
	2012	2011	2012	2011

Actual	$(43,228)	$—	$23,098	$—

The unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of January 1, 2011 are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Supplemental Unaudited Pro Forma Information
Total revenue	$28,152,614	$23,919,954	$55,689,920	$47,472,338
Net income *	$695,998	$497,219	$2,359,617	$1,162,383

*             Included within net income for the three and six months ended June 30, 2012 above are $87,240 and $174,480 of estimated amortization charges relating to the allocated values of intangible assets, respectively.

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

Recent Accounting Pronouncement Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment.  ASU 2012-02 allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired.   If an entity concludes that this is the case, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.   ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of ASU 2012 to materially impact the carrying value of our recorded indefinite-lived intangible assets.

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

A summary of acquired intangible assets for the three months ended June 30, 2012 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, March 31, 2012	$191,520	$528,520	$2,337,040	$12,118,454	$2,040,042	$17,215,576
Sales of domain names	—	—	—	(2,596)	(4,705)	(7,301)
Amortization expense	(35,910)	(43,410)	(175,620)	—	—	(254,940)
Net book value, June 30, 2012	$155,610	$485,110	$2,161,420	$12,115,858	$2,035,337	$16,953,335

A summary of acquired intangible assets for the six months ended June 30, 2012 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2011	$227,430	$571,930	$2,512,660	$12,120,077	$2,050,493	$17,482,590
Acquisition of domain names	—	—	—	—	3,664	3,664
Sales of domain names	—	—	—	(4,219)	(18,820)	(23,039)
Amortization expense	(71,820)	(86,820)	(351,240)	—	—	(509,880)
Net book value, June 30, 2012	$155,610	$485,110	$2,161,420	$12,115,858	$2,035,337	$16,953,335

As of June 30, 2012, the accumulated amortization for the definite life intangibles was $3.6 million.

During the six months ended June 30, 2012, the Company sold certain intangible assets with no book value for $0.5 million

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

On July 28, 2011, the Company drew down $2.5 million on the DLR Loan to fund the acquisition of EPAG as more fully described under Note 3, Acquisitions. On August 11, 2011, the Company prepaid $1.0 million of this loan. On December 31, 2011, in accordance with the terms of the Revolving Demand Loan Facilities, the remaining balance under the DLR Loan was fully repaid by an equivalent advance made under the DLRR Loan. At June 30, 2012, the DLRR Loan was fully repaid.

During the period ended March 31, 2012, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the DLR Loan in the amount of $4.0 million. Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At June 30, 2012, the outstanding balance under the DLR Loan was $4.0 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2012, the Company held contracts in the amount of $20.2 million to trade U.S. dollars in exchange for Canadian dollars (Note 7).

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist it in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of June 30, 2012, the Company had no amounts outstanding under the Operating Demand Loan.

General Terms

The Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended Credit Facility also requires the Company to make annual cash sweep payments based on its audited financial statements provided. These cash sweep payments are applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the period ended, June 30, 2012, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

Remainder of 2012	$-
2013	750,000
2014	1,000,000
2015	1,000,000
2016	1,000,000
2017	250,000

7. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company’s expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at June 30, 2012 was a net unrealized loss of $0.2 million as compared to a net unrealized gain of $0.5 million at June 30, 2011. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At June 30, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2012	5,100,000	0.9855	(163,215)
October – December, 2012	5,100,000	0.9855	(173,130)
January – March, 2013	6,000,000	1.0277	33,987
April – May, 2013	4,000,000	1.0385	59,241
Total	$20,200,000	1.0085	$(243,117)

The Company does not apply hedge accounting and, therefore, for the three and six months ended June 30, 2012, the Company recorded a loss of $0.4 million and a gain of $0.2 million, respectively, on currency forward contracts in its consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2011, the Company recorded a gain on currency forward exchange contracts of $0.1 million and $0.5 million, respectively.

8. INCOME TAXES

For the six months ended June 30, 2012, the Company recorded a provision for income taxes of $1.2 million on income before income taxes of $3.5 million, using an estimated effective tax rate for our 2012 fiscal year. Comparatively, for the six months ended June 30, 2011, the Company recorded a provision for income taxes of $0.3 million on income before taxes of $1.6 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which it did not anticipate obtaining a current tax benefit in that fiscal year.

The effective tax rate for the six months ended June 30, 2012 differs from the effective rate for the comparative period ended June 30, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.

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

The Company had approximately $0.2 million of total gross unrecognized tax benefit as of June 30, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes as well as unrecognized tax benefits for 2011 research and development tax credits. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued as of June 30, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2011 Canadian research and development claim will be assessed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Numerator for basic and diluted earnings per common share:
Net income for the period	$695,998	$565,659	$2,359,617	$1,293,605
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	45,912,458	53,444,841	47,003,016	53,441,276
Effect of outstanding stock options	3,536,972	2,354,594	3,200,147	2,343,722
Diluted weighted average number of shares outstanding	49,449,430	55,796,435	50,203,163	55,784,998
Basic earnings per common share	$0.02	$0.01	$0.05	$0.02
Diluted earnings per common share	$0.01	$0.01	$0.05	$0.02

For the three months ended June 30, 2012, outstanding options to purchase 546,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the six months ended June 30, 2012, outstanding options to purchase 558,250 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended June 30, 2012, 1,115,304 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in November 2011.

During the three months ended March 31, 2012, 7,570,236 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2011.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2012 includes reductions in the number of shares outstanding due to these repurchases. No common shares were repurchased during the three and six months ended June 30, 2011.

10. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OpenSRS :
Domain Services	$21,667,630	$18,219,726	$42,775,606	$35,760,108
Value-Added Services	2,588,983	2,208,173	5,277,701	4,473,931
Total OpenSRS Services	24,256,613	20,427,899	48,053,307	40,234,039

Retail	2,298,285	1,278,365	4,147,880	2,473,420
Portfolio	1,597,716	1,339,659	3,488,733	2,893,671
	$28,152,614	$23,045,923	$55,689,920	$45,601,130

No customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2012 or the three and six months ended June 30, 2011. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of June 30, 2012, one customer accounted for 10% of accounts receivable. As of June 30, 2011, two customers accounted for 24% of accounts receivable.

The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OpenSRS :
Domain Services	$18,011,032	$15,101,335	$35,631,091	$29,674,211
Value-Added Services	536,781	506,842	1,043,932	1,019,549
Total OpenSRS Services	18,547,813	15,608,177	36,675,023	30,693,760

Retail	1,356,514	418,571	2,286,274	837,864
Portfolio	215,884	198,188	426,039	388,452
Network, other costs	1,213,864	1,235,498	2,470,754	2,498,326
Network, depreciation and amortization costs	191,548	219,519	374,876	475,490
	$21,525,623	$17,679,953	$42,232,966	$34,893,892

11. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2012 cannot be predicted with certainty, management believes that their resolution will not have a material adverse effect on the Company’s financial position.

12. STOCKHOLDERS’ EQUITY:

The following unaudited table summarizes stockholders’ equity transactions for the three month period ended June 30, 2012:

	Common Stock		Additional Paid in		Total Stockholders’
	Shares	Amount	Capital	Deficit	equity

Balances, March 31, 2012	46,221,465	$9,952,314	$36,700,388	$(20,270,366)	$26,382,336

Exercise of stock options	378,936	504,375	(285,375)	—	219,000
Repurchase and cancellation of shares – Normal Course Issuer Bid	(1,115,304)	(223,061)	(1,368,682)	—	(1,591,743)
Cancellation of Restricted Stock Awards	(100)	——		—	—
Stock-based compensation	—	—	63,096	—	63,096
Net income for the period	—	—	—	695,998	695,998

Balances, June 30, 2012	45,484,997	$10,233,628	$35,109,427	$(19,574,368)	$25,768,687

The following unaudited table summarizes stockholders’ equity transactions for the six month period ended June 30, 2012:

	Common Stock		Additional Paid in		Total Stockholders’
	Shares	Amount	Capital	Deficit	equity

Balances, December 31, 2011	53,497,584	$11,358,959	$40,994,013	$(21,933,985)	$30,418,987

Exercise of stock options	673,153	611,777	(262,065)	—	349,712
Repurchase and cancellation of shares – Dutch Auction	(7,570,236)	(1,514,047)	(4,379,400)	—	(5,893,447)
Repurchase and cancellation of shares – Normal Course Issuer Bid	(1,115,304)	(223,061)	(1,368,682)	—	(1,591,743)
Cancellation of Restricted Stock Awards	(200)	—	—	—	—
Stock-based compensation	—	—	125,561	—	125,561
Net income for the period	—	—	—	2,359,617	2,359,617

Balances, June 30, 2012	45,484,997	$10,233,628	$35,109,427	$(19,574,368)	$25,768,687

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

On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 3,840,000 shares of the Company’s common stock over the 12-month period that commenced on November 15, 2011. The Company repurchased 1,115,304 shares under this program during the three and six month periods ended June 30, 2012.

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

During the three months ended June 30, 2012, stock options to purchase 504,000 common shares were granted. No stock options were granted during the three months ended June 30, 2011.

During the six months ended June 30, 2012, stock options to purchase 549,000 common shares were granted. No stock options were granted during the six months ended June 30, 2011.

The stock options granted during the three and six months ended June 30, 2012 expire on various dates through 2019.

Details of stock option transactions for the three months ended June 30, 2012 and June 30, 2011 are as follows:

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,458,699	$0.57	8,254,749	$0.56
Granted	504,000	1.38	—	—
Exercised	(378,936)	0.58	—	—
Forfeited	(59,250)	0.74	(17,625)	0.69
Expired	(14)	0.49	—	—
Outstanding, end of period	8,524,499	$0.62	8,237,124	$0.55
Options exercisable, end of period	6,864,749	$0.55	6,972,124	$0.53

Details of stock option transactions for the six months ended June 30, 2012 and June 30, 2011 are as follows:

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,746,041	$0.57	8,272,249	$0.56
Granted	549,000	1.35	—	—
Exercised	(673,153)	0.52	(7,250)	0.48
Forfeited	(97,375)	0.78	(27,875)	0.71
Expired	(14)	0.49	—	—
Outstanding, end of period	8,524,499	$0.62	8,237 124	$0.55
Options exercisable, end of period	6,864,749	$0.55	6,972,124	$0.53

As of June 30, 2012, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:
			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31	-	$0.48	3,136,074	$0.38	1.1	$2,272,845	3,136,074	$0.38	$2,272,845
$0.56	-	$0.75	3,898,425	$0.66	3.8	1,727,088	2,784,675	$0.63	1,295,050
$0.80	-	$1.38	1,490,000	$1.04	3.7	233,830	944,000	$0.85	231,580
			8,524,499	$0.62	2.8	$4,233,763	6,864,749	$0.55	$3,799,475

Total unrecognized compensation cost relating to unvested stock options at June 30, 2012, prior to the consideration of expected forfeitures, was approximately $782,000 and is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation of $62,923 and $53,202 for the three months ended June 30, 2012 and 2011, respectively.

The Company recorded stock-based compensation of $125,207 and $127,374 for the six months ended June 30, 2012 and 2011, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)   Restricted stock awards

During the three and six months ended June 30, 2012, no restricted stock awards were granted to any employees of the Company.

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

Total unrecognized compensation cost relating to unvested restricted stock awards at June 30, 2012, prior to the consideration of expected forfeitures, was approximately $500 and is expected to be recognized over a weighted average period of 0.8 years.

The Company recorded stock-based compensation associated with restricted stock awards of $173 and $197 for the three months ended June 30, 2012 and 2011, respectively.

The Company recorded stock-based compensation associated with restricted stock awards of $354 and $356 for the six months ended June 30, 2012 and 2011, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

	June 30, 2012
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$97,718	$—	$97,718
Total Assets	$—	$97,718	$—	$97,718

Derivative Instrument liability	$—	$340,835	$—	$340,835
Total Liabilities	$—	$340,835	$—	$340,835

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

Our principal place of business is located in Canada. We report our financial results as one operating segment with three distinct service offerings – Wholesale, Retail and Portfolio. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more understanding of the key metrics driving our business. Accordingly, we report revenue in the following service areas:

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages over 13 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 12,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream and the Marketing Development Funds we receive from vendors from time-to-time to expand or maintain the market position for their services.

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

For the three months ended June 30, 2012 and 2011, we reported revenue of $28.2 million and $23.0 million, respectively. For the three months ended June 30, 2012 and 2011, the OpenSRS Domain Service accounted for 77% and 78% of our total revenue, respectively.

For the six months ended June 30, 2012 and 2011, we reported revenue of $55.7 million and $45.6 million, respectively. For the six months ended June 30, 2012 and 2011, the OpenSRS Domain Service accounted for 78% and 79% of our total revenue, respectively.

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocation, formulate financial projections and make strategic business decisions. The following tables set forth, the key business metrics which we believe are the primary indicators of our performance for our wholesale OpenSRS domain service for the periods presented.

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,		Six months ended June 30,
	2012 (1)	2011 (1)	2012 (1)	2011 (1)
	(in ‘000’s)		(in ‘000’s)
Total new, renewed and transferred-in domain name registrations	2,330	2,081	4,766	4,091

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results see the Net Revenue discussion below.

Domain names under management:

	As at June 30,
	2012 (1)	2011 (1)
	(in ‘000’s)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,774	9,771
Registered using our Resellers’ Registrar Accreditations	3,101	1,373
Total domain names under management	13,875	11,144

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results see the Net Revenue discussion below.

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

Our direct costs to register domain names on behalf of our customers are almost exclusively controlled by registries such as Verisign and by ICANN. Verisign provides all the registry services operations for the .com, .net, .cc, .tv and .name domain names. ICANN is a private sector, not-for-profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees. The market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2011 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and six months ended June 30, 2012 or during the three and six months ended June 30, 2011.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of June 30, 2012, we had $18.9 million in goodwill and $17.0 million in intangible assets.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OpenSRS :
Domain Services	$21,667,630	$18,219,726	$42,775,606	$35,760,108
Value-Added Services	2,588,983	2,208,173	5,277,701	4,473,931
Total OpenSRS Services	24,256,613	20,427,899	48,053,307	40,234,039

Retail	2,298,285	1,278,365	4,147,880	2,473,420
Portfolio	1,597,716	1,339,659	3,488,733	2,893,671
	$28,152,614	$23,045,923	$55,689,920	$45,601,130
Increase over comparative period	$5,106,691		$10,088,790
Increase - percentage	22%		22%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OpenSRS :
Domain Services	77%	78%	78%	79%
Value-Added Services	9%	10%	9%	10%
Total OpenSRS Services	86%	88%	87%	89%

Retail	8%	6%	7%	5%
Portfolio	6%	6%	6%	6%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services at June 30, 2012 increased to $74.5 million from $66.8 million at June 30, 2011. Included in this increase is an amount of $2.2 million pertaining to EPAG, which was acquired on August 1, 2011.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2012 and June 30, 2011. At June 30, 2012, one customer accounted for 10% of accounts receivable, and as of June 30, 2011, two customers accounted for 24% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

For the three months ended June 30, 2012, Wholesale revenue increased by $3.8 million, or 19%, to $24.3 million when compared to the three months ended June 30, 2011, primarily as a result of OpenSRS Domain Service revenue increasing by $3.4 million or 19% to $21.7 million. For the six months ended June 30, 2012, Wholesale revenue increased by $7.8 million, or 19%, to $48.1 million when compared to the six months ended June 30, 2011, primarily as a result of OpenSRS Domain Service revenue increasing by $7.0 million or 20% to $42.8 million. These increases resulted primarily from our success in attracting customers with increased transaction volumes, the contribution from the EPAG acquisition that we completed during the third quarter of last year and the impact of our passing on the 7% registration fee increase implemented in January 2012 for registration fees paid to certain registries.

In addition, Value-Added Services increased by $0.4 million or 17% to $2.6 million when compared to the three months ended June 30, 2011and by $0.8 million or 18% to $5.3 million when compared to the six months ended June 30, 2011. These increases resulted primarily from the sale of domain names and advertising from the OpenSRS Domain Expiry Stream and increased digital certificate sales.

During the three months ended June 30, 2012, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million transactions to 2.3 million when compared to the three months ended June 30, 2011. During the six months ended June 30, 2012, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.7 million transactions to 4.8 million when compared to the six months ended June 30, 2011. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

In addition, new TLDs, including new IDN TLDs, ccTLDs and gTLDs, are being introduced by ICANN in 2012. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of June 30, 2012, the total domain names under our management increased by 1.0 million to 10.8 million, when compared to June 30, 2011. This increase includes the 0.4 million domains that were added through the acquisition of EPAG. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of June 30, 2012, we managed 3.1 million domain names on behalf of other accredited registrars, an increase of 1.7 million compared to the 1.4 million we managed as of June 30, 2011. The increase is attributable to one of our accredited registrars transferring 1.8 million domain names they were directly managing under their own accreditation onto our platform.

Retail

The increase in net revenues from Retail for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 increased by $1.0 million to $2.3 million. This increase reflects the impact of Ting’s mobile device sales made during the quarter as well as the success that Hover’s marketing initiatives and improved website are having on our ability to attract new customers and retain existing ones.

The increase in net revenues from Retail for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 increased by $1.7 million to $4.1 million. This increase reflects the impact of Ting’s mobile device sales made during the six months ended June 30, 2012 as well as the success that Hover’s marketing initiatives and improved website are having on our ability to attract new customers and retain existing ones.

Portfolio

For the three months ended June 30, 2012, Portfolio revenue increased by $0.3 million, or 19%, to $1.6 million when compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, Portfolio revenue increased by $0.6 million, or 21%, to $3.5 million when compared to the six months ended June 30, 2011. These increases primarily reflect the impact from the sale of domain names from our domain name portfolio. The increase in portfolio sales primarily reflects the timing of portfolio domain name sales and may not be repeatable in future quarters. The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from our Portfolio is driven by general macroeconomic factors that affect Internet advertising. Our advertising revenues are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OpenSRS :
Domain Services	$18,011,032	$15,101,335	$35,631,091	$29,674,211
Value-Added Services	536,781	506,842	1,043,932	1,019,549
Total OpenSRS Services	18,547,813	15,608,177	36,675,023	30,693,760

Retail	1,356,514	418,571	2,286,274	837,864
Portfolio	215,884	198,188	426,039	388,452
Network, other costs	1,213,864	1,235,498	2,470,754	2,498,326
Network, depreciation and amortization costs	191,548	219,519	374,876	475,490
	$21,525,623	$17,679,953	$42,232,966	$34,893,892
Increase over comparative period	$3,845,670		$7,339,074
Increase - percentage	22%		21%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

OpenSRS :
Domain Services	63%	66%	64%	66%
Value-Added Services	2%	2%	2%	2%
Total OpenSRS Services	65%	68%	66%	68%

Retail	5%	2%	4%	2%
Portfolio	1%	1%	1%	1%
Network, other costs	4%	5%	4%	5%

Network, depreciation and amortization costs	1%	1%	1%	1%
	76%	77%	76%	77%

Total cost of revenues for the three months ended June 30, 2012 increased by $3.8 million, or 22%, to $21.5 million from $17.7 million for the three months ended June 30, 2011.

Total cost of revenues for the six months ended June 30, 2012 increased by $7.3 million, or 21%, to $42.2 million from $34.9 million for the six months ended June 30, 2011.

We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during fiscal year 2012.

Prepaid domain registration and other Internet services fees as of June 30, 2012 increased by $6.5 million, or 12%, to $60.1 million from $53.6 million at June 30, 2011. Included in this increase is an amount of $1.5 million pertaining to EPAG, the Company we acquired on August 1, 2011.

Wholesale

Costs for Wholesale for the three months ended June 30, 2012 increased by $2.9 million, or 19%, to $18.5 million, when compared to the three months ended June 30, 2011.

Costs for Wholesale for the six months ended June 30, 2012 increased by $6.0 million, or 20%, to $36.7 million, when compared to the six months ended June 30, 2011.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in January 2012 experienced during the three and six months ended June 30, 2012 when compared to the three and six months ended June 30, 2011.

Retail

Costs for Retail for the three months ended June 30, 2012 increased by $0.9 million, to $1.4 million, when compared to the three months ended June 30, 2011. This increase resulted primarily from an additional cost of $0.7 million incurred in Ting mobile device sales made during the quarter, as well as the increased cost resulting from the additional volume of retail name sales made during the quarter.

Costs for Retail for the six months ended June 30, 2012 increased by $1.4 million, to $2.3 million, when compared to the six months ended June 30, 2011. This increase resulted primarily from an incremental cost of $1.0 million incurred in Ting mobile device sales as well as the increased cost resulting from the additional volume of retail name sales made during the period.

Portfolio

Costs for Portfolio remained relatively flat at $0.2 million and $0.4 million, respectively for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

Network Costs

Network costs before depreciation and amortization remained relatively flat at $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

Network depreciation and amortization costs for the three months ended June 30, 2012 remained relatively flat at $0.2 million.

Network depreciation and amortization costs for the six months ended June 30, 2012 decreased by $0.1 million to $0.4 million.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales and marketing	$2,065,729	$1,771,971	$4,250,364	$3,796,674
Increase over comparative period	$293,758		$453,690
Increase - percentage	17%		12%
Percentage of net revenues	7%	8%	8%	8%

Sales and marketing expenses for the three months ended June 30, 2012 increased by $0.3 million, or 17%, to $2.1 million, when compared to the three months ended June 30, 2011. Sales and marketing expenses for the six months ended June 30, 2012 increased by $0.5 million, or 12%, to $4.3 million, when compared to the six months ended June 30, 2011. For both periods, the increases primarily related to workforce costs and marketing expenses incurred with our new Ting’s mobile device service offering.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Technical operations and development	$1,105,575	$1,231,593	$2,218,720	$2,430,829
(Decrease) over comparative period	$(126,018)		$(212,109)
(Decrease) - percentage	(10)%		(9)%
Percentage of net revenues	4%	5%	4%	5%

Technical operations and development expenses for the three months ended June 30, 2012 decreased by $0.1 million or 10% to $1.1 million when compared to the three months ended June 30, 2011. Technical operations and development expenses for the six months ended June 30, 2012 decreased by $0.2 million or 9% to $2.2 million when compared to the six months ended June 30, 2011. These decreases primarily resulted from a decrease in workforce costs.

GENERAL AND ADMINISTRATIVE

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
General and administrative	$1,748,402	$1,443,773	$3,531,855	$3,007,547
Increase over comparative period	$304,629		$524,308
Increase - percentage	21%		17%
Percentage of net revenues	6%	6%	6%	7%

General and administrative expenses for the three months ended June 30, 2012 increased by $0.3 million, or 21%, to $1.7 million as compared to the three months ended June 30, 2011. General and administrative expenses for the six months ended June 30, 2012 increased by $0.5 million, or 17%, to $3.5 million as compared to the six months ended June 30, 2011. For both periods, the increases were primarily the result of incremental workforce related costs as well as additional costs incurred in processing a higher volume of credit cards.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Depreciation of property and equipment	$45,522	$45,495	$92,937	$91,682
Increase over comparative period	$27		$1,255
Increase - percentage	0%		1%
Percentage of net revenues	-%	-%	-%	-%

Depreciation costs remained relatively flat at $0.05 million and $0.1 million, respectively, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of intangible assets	$219,030	$277,750	$438,060	$584,740
Decrease over comparative period	$(58,720)		$(146,680)
Decrease - percentage	(21)%		(25)%
Percentage of net revenues	1%	1%	1%	1%

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Loss (gain) on currency forward contracts	$383,838	$(117,229)	$(178,271)	$(471,373)
Decrease over comparative period	$(501,067)		$(293,102)
Decrease - percentage	427%		62%
Percentage of net revenues	1%	(1)%	(0)%	(1)%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through May 2013.

The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended June 30, 2012 was a net loss of $0.3 million compared to a net loss of $0.2 million for the three months ended June 30, 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the six months ended June 30, 2012 was a net gain of $0.5 million compared to a net loss of $0.3 million for the six months ended June 30, 2011. This impact of the fair value adjustment on unrealized foreign exchange on these contracts was further enhanced by the realized loss upon settlement of currency forward contracts of $0.1 million for the three months ended June 30, 2012 and $0.3 million for the six months ended June 30, 2012, while partially offset by a gain upon settlement of currency forward contracts of $0.3 million for the three months ended June 30, 2011 and $0.8 million for the six months ended June 30, 2011.

Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Other income (expenses), net	$(33,602)	$42,991	$434,229	$354,780
Increase over comparative period	$(76,593)		$79,449
Increase - percentage	(178)%		22%
Percentage of net revenues	-%	-%	1%	1%

Other expenses for the three months ended June 30, 2012 increased by $0.1 million, to $34,000 when compared to other income of $43,000 for the three months ended June 30, 2011.

Other income for the three months ended June 30, 2012 decreased when compared to the three months ended June 30, 2011 predominantly as a result of the interest payable pursuant to the terms of our Amended Credit Facility.

Other income for the six months ended June 30, 2012 increased by $0.1 million, to $0.4 million, as compared the six months ended June 30, 2011. This primarily resulted from our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012. This increase was partially offset by the $0.3 million we received during the three months ended March 31, 2011 from the third party who is commercializing the Infonautics patents we assigned to them in 2002, undertaking a routine audit of one of their licensees. In addition, other income for the six months ended June 30, 2012 decreased when compared to the six months ended June 30, 2011 as a result of the interest payable pursuant to the terms of our Amended Credit Facility

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Provision for income taxes	$329,295	$189,949	$1,177,901	$328,314
Increase over comparative period	$139,346		$849,587
Increase - percentage	73%		259%
Percentage of income before provision for income taxes	32%	25%	33%	20%

For the six months ended June 30, 2012, we recorded a provision for income taxes of $1.2 million on income before income taxes of $3.5 million, using an estimated effective tax rate for our 2012 fiscal year. Comparatively, for the six months ended June 30, 2011, we recorded a provision for income taxes of $0.3 million on income before taxes of $1.6 million, using an estimated effective tax rate for our 2011 fiscal year adjusted for certain foreign exchange losses for which we did not anticipate obtaining a current tax benefit in that period.

The effective tax rate for the six months ended June 30, 2012 differs from the effective rate for the comparative period ended June 30, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.

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

We had approximately $0.2 million of total gross unrecognized tax benefit as of June 30, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes as well as unrecognized tax benefits for 2011 research and development tax credits. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of June 30, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period, certain other prior year state tax returns will be filed and the 2011 Canadian research and development claim will be assessed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our cash and cash equivalents balance decreased by an amount of $1.9 million to $4.5 million when compared to December 31, 2011. Our principal sources of liquidity during the six months ended June 30, 2012 was net cash provided by operating activities of $2.1 million, the proceeds of $0.5 million we received on the sale of certain intangible assets with no book value and our Amended Credit Facility with the Bank of Montreal.

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

On July 28, 2011, we drew down $2.5 million on the DLR Loan to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On December 31, 2011, in accordance with the terms of the Revolving Demand Loan Facilities, the remaining balance under the DLR Loan was fully repaid by an equivalent advance made under the DLRR Loan. At June 30, 2012, the DLRR Loan was fully repaid.

During the period ended March 31, 2012, we successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the DLR Loan in the amount of $4.0 million. Under the terms of the offer, we repurchased an aggregate of 7,570,236 shares of our common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At June 30, 2012, the outstanding balance under the DLR Loan was $4.0 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2012, we held contracts in the amount of $20.2 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides us with a $1.0 million operating demand loan facility to assist us in meeting our operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. We have also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of June 30, 2012, we had no amounts outstanding under the Operating Demand Loan.

General Terms

Our Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. Our Amended Credit Facility also requires us to make annual cash sweep payments based on our audited financial statements provided. These cash sweep payments will be applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that we comply with certain customary non-financial covenants and restrictions. In addition, we have agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, our Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the period ended, June 30, 2012, we were in compliance with these covenants.

Cash Flow from (used in) Operating, Financing and Investing Activities

Net cash provided by operating activities for the six months ended June 30, 2012 totaled $2.1 million, compared to $1.6 million for the six months ended June 30, 2011. Net cash provided by operating activities, before changes in non-cash operating working capital, decreased by $0.3 million to $2.6 million for the six months ended June 30, 2012 compared to $2.9 million for the six months ended June 30, 2011 primarily the result of the impact our currency forward contracts have on our results.

Net cash used in non-cash operating working capital during the six months ended June 31, 2012 decreased by $0.8 million to $0.5 million when compared to the $1.3 million used during the six months ended June 30, 2011. When compared to June 30, 2011 we generated an additional $0.5 million from the net cash impact from deferred revenue and prepaid registry and ancillary services fees. In addition we generated $1.4 million from improved management of our other current working capital requirements.

These increases in working capital were partially offset by our making the required evaluation fee payments in support of our application for six domain strings under ICANN’s new gTLD Program of $1.1 million. A declining percentage of these evaluation fees are refundable if any application is withdrawn prior to our executing a registry agreement with ICANN. In May 2012 we withdrew two of our applications and under the terms of the new gTLD application process will receive a full refund of $0.4 million against these applications.

Net cash used in financing activities during the six months ended June 30, 2012 totaled $4.0 million as compared to net cash used of $1.0 million during the six months ended June 30, 2011. During the three months ended March 31, 2012, we used $5.9 million to fund the modified “Dutch auction tender offer” we successfully concluded on January 23, 2012. A portion of the amount to fund the tender offer was from a $4.0 million draw down on our DLR Loan facility. During the three months ended June 30, 2012 $1.6 million was used to fund the purchase of 1.1 million shares under our Normal Course Issuer Bid announced in May 2012. In addition, during the six months ended June 30, 2012, $0.9 million was used to fund principal repayments under our loan agreements. These uses were partially offset by the proceeds of $0.3 million we received on the exercise of options by directors and employees of the Company.

Investing activities during the six months ended June 30, 2012 generated $4,000. This generation was the result of our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012 being offset by the acquisition of $0.5 million of additional property and equipment during the six months ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2012. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2012	5,100,000	0.9855	(163,215)
October – December, 2012	5,100,000	0.9855	(173,130)
January – March, 2013	6,000,000	1.0277	33,987
April – May, 2013	4,000,000	1.0385	59,241
Total	$20,200,000	1.0085	$(243,117)

As of June 30, 2012 the Company has $20.2 million of outstanding foreign exchange forward contracts which will convert to CDN $20.4 million.

The Company does not apply hedge accounting and, therefore, for the six months ended June 30, 2012, the Company recorded a gain of $0.2 million in the fair value of forward contracts in its consolidated statements of operations. For the six months ended June 30, 2011, the Company recorded a gain on forward contracts of $0.5 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2012. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2012 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2012, we used $1.6 million to repurchase 1.1 million shares of the Company’s common stock pursuant to its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer.

In the three months ended March 31, 2012 we used $5.9 million to repurchase 7.6 million shares of the Company’s common stock pursuant to a “Dutch auction tender offer”.

All shares repurchased were cancelled. The following table shows the monthly activity related to our stock repurchases for the six months ended June 30, 2012.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	7,570,236	$0.77	7,570,236	—
February 1, 2012 through February 29, 2012	—	—	—	—
March 1, 2012 through March 31, 2012	—	—	—	—
April 1, 2012 through April 30, 2012	—	—	—	—
May 1, 2012 through May 31, 2012	1,115,304	1.43	1,115,304	—
June 1, 2012 through June 30, 2012	—	—	—	—
Total	8,685,540	$0.86	8,685,540	2,700,931

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

(2)    On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 3,840,000 shares of the Company’s common stock over the 12-month period that commenced on November 15, 2011. The Company repurchased 1,115,304 shares under this program during the three and six month periods ended June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On July 18, 2012, the Board of Directors of the Company (the “Board”) approved an amendment to the Company’s Bylaws to provide for a leadership structure for the Board in which two individuals serve as Co-Chairman of the Board, each with full authority to act as a Chairman of the Board.  The full text of the amendment is attached as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

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

3.3	Amendment No. 1 to Second Amendment and Restated Bylaws of Tucows Inc. *
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

Date: August 14, 2012	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.3	Amendment No. 1 to Second Amendment and Restated Bylaws of Tucows Inc. *
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

† Furnished herewith.