Form 10-Q
period 2012-09-30
TUCOWS INC /PA/
filed 2012-11-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 44,261,684 outstanding shares of common stock, no par value, of the registrant.

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

 PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,969,733	$6,408,209
Accounts receivable, net of allowance for doubtful accounts of $72,980 as of September 30, 2012 and $57,415 as of December 31, 2011	4,826,776	3,880,184
Prepaid expenses and deposits	5,216,617	3,961,905
Derivative instrument asset, current portion (note 7)	468,675	-
Prepaid domain name registry and ancillary services fees, current portion	46,467,392	43,209,033
Income taxes recoverable	434,666	867,093
Total current assets	62,383,859	58,326,424

Derivative instrument asset, long-term portion (note 7)	-	87,023
Prepaid domain name registry and ancillary services fees, long-term portion	12,734,182	12,600,154
Property and equipment	1,413,952	1,437,564
Deferred financing charges	-	2,300
Deferred tax asset, long-term portion (note 8)	6,674,517	6,880,377
Intangible assets (note 5)	16,683,253	17,482,590
Goodwill	18,873,127	18,873,127
Total assets	$118,762,890	$115,689,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,716,725	$1,051,115
Accrued liabilities	2,219,377	2,081,968
Customer deposits	4,265,716	4,202,899
Derivative instrument liability, current portion (note 7)	13,011	781,027
Loan payable, current portion (note 6)	4,000,000	850,000
Deferred revenue, current portion	56,780,763	52,683,546
Accreditation fees payable, current portion	536,377	555,869
Deferred tax liability, current portion (note 8)	1,090,959	880,008
Income taxes payable	192,716	158,258
Total current liabilities	70,815,644	63,244,690

Derivative instrument liability, long-term portion (note 7)	-	5,479
Deferred revenue, long-term portion	16,534,807	16,492,155
Accreditation fees payable, long-term portion	148,893	156,061
Deferred rent, long-term portion	47,945	26,487
Deferred tax liability, long-term portion (note 8)	5,262,000	5,345,700

Stockholders' equity (note 13)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 44,249,184 shares issued and outstanding as of September 30, 2012 and 53,497,584 shares issued and outstanding as of December 31, 2011	10,005,229	11,358,959
Additional paid-in capital	33,887,740	40,994,013
Deficit	(17,939,368)	(21,933,985)
Total stockholders' equity	25,953,601	30,418,987
Total liabilities and stockholders' equity	$118,762,890	$115,689,559

Commitments and contingencies (note 12)
Subsequent events (note 10)

See accompanying notes to unaudited consolidated financial statements

 Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net revenues (note 11)	$29,246,069	$25,094,056	$84,935,989	$70,695,186

Cost of revenues:
Cost of revenues	21,446,084	17,658,648	60,833,420	49,578,724
Network expenses (*)	1,158,885	1,193,669	3,629,639	3,691,995
Depreciation of property and equipment	157,203	159,191	460,259	608,961
Amortization of intangible assets (note 5)	35,910	23,960	107,730	49,680
Total cost of revenues (note 11)	22,798,082	19,035,468	65,031,048	53,929,360

Gross profit	6,447,987	6,058,588	19,904,941	16,765,826

Expenses:
Sales and marketing (*)	2,037,338	1,867,085	6,287,702	5,663,759
Technical operations and development (*)	1,010,949	1,220,953	3,229,669	3,651,782
General and administrative (*)	1,486,323	1,611,896	5,018,178	4,619,443
Depreciation of property and equipment	46,981	48,874	139,918	140,556
Amortization of intangible assets (note 5)	219,030	201,180	657,090	785,920
Loss (gain) on currency forward contracts (note 2, note 7)	(615,245)	1,845,550	(793,516)	1,374,177
Total expenses	4,185,376	6,795,538	14,539,041	16,235,637

Income (loss) from operations	2,262,611	(736,950)	5,365,900	530,189

Other income (expense):
Interest expense, net	(50,228)	(18,718)	(145,710)	(38,915)
Other income (note 5)	-	-	529,711	374,977
Total other income (expense)	(50,228)	(18,718)	384,001	336,062

Income (loss) before provision for income taxes	2,212,383	(755,668)	5,749,901	866,251

Provision for income taxes (note 8)	577,383	422,592	1,755,284	750,906

Net income (loss) and comprehensive income (loss) for the period	$1,635,000	$(1,178,260)	$3,994,617	$115,345

Basic earnings (loss) per common share (note 9)	$0.04	$(0.02)	$0.09	$-

Shares used in computing basic earnings (loss) per common share (note 9)	45,094,678	53,452,205	46,362,261	53,444,959

Diluted earnings (loss) per common share (note 9)	$0.03	$(0.02)	$0.08	$-

Shares used in computing diluted earnings (loss) per common share (note 9)	48,411,429	53,452,205	49,603,870	55,748,777

(*) Stock-based compensation has been included in expenses as follows:
Network expenses	$5,979	$5,808	$18,354	$17,170
Sales and marketing	24,116	22,695	67,047	67,155
Technical operations and development	15,600	13,020	43,490	40,122
General and administrative	120,676	79,364	163,041	124,170

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash provided by (used in):	(unaudited)			(unaudited)
Operating activities:
Net income (loss) for the period	$1,635,000	$(1,178,260)	$3,994,617	$115,345
Items not involving cash:
Depreciation of property and equipment	204,184	208,065	600,177	749,517
Amortization of deferred financing charges	100	3,000	2,300	11,100
Amortization of intangible assets	254,940	225,140	764,820	835,600
Deferred income taxes	228,169	(18,400)	333,111	(18,400)
Deferred rent	8,258	5,310	21,458	19,274
Acquisition of domain names	-	-	(3,664)	-
Disposal of domain names	15,142	8,816	38,181	29,907
Gain on disposition of intangible assets	-	-	(508,800)	-
(Gain) loss on currency forward contracts	(698,781)	2,152,243	(1,155,147)	2,458,104
Stock-based compensation	166,371	120,887	291,932	248,617
Changes in non-cash operating working capital:
Accounts receivable	90,239	448,692	(946,592)	(679,872)
Prepaid expenses and deposits	636,756	299,673	(1,254,712)	(923,976)
Prepaid domain name registry and ancillary services fees	905,807	(995,565)	(3,392,387)	(4,745,147)
Income taxes recoverable/payable	226,304	158,467	466,885	318,467
Accounts payable	43,173	(539,199)	648,250	(335,376)
Accrued liabilities	(279,427)	(119,997)	244,738	261,570
Customer deposits	(2,781)	168,352	62,817	(89,351)
Deferred revenue	(1,144,779)	684,204	4,139,869	4,941,471
Accreditation fees payable	(51,839)	(16,194)	(26,660)	5,598
Net cash provided by operating activities	2,236,836	1,615,234	4,321,193	3,202,448

Financing activities:
Proceeds received on exercise of stock options	14,186	10,685	363,898	14,145
Repurchase of common stock	(1,630,643)	-	(9,115,833)	-
Proceeds received on loan payable	-	2,530,000	4,000,000	2,530,000
Repayment of loan payable	-	(1,319,040)	(850,000)	(2,276,161)
Net cash provided by (used in) financing activities	(1,616,457)	1,221,645	(5,601,935)	267,984

Investing activities:
Additions to property and equipment	(162,207)	(138,909)	(666,534)	(629,935)
Acquisition of EPAG Domainservices Inc., net of cash acquired	-	(2,392,461)	-	(2,392,461)
Proceeds on disposition of intangible assets	-	-	508,800	-
Net cash used in investing activities	(162,207)	(2,531,370)	(157,734)	(3,022,396)

Increase (decrease) in cash and cash equivalents	458,172	305,509	(1,438,476)	448,036

Cash and cash equivalents, beginning of period	4,511,561	4,348,256	6,408,209	4,205,729
Cash and cash equivalents, end of period	$4,969,733	$4,653,765	$4,969,733	$4,653,765

Supplemental cash flow information:
Interest paid	$50,511	$18,890	$146,342	$39,197

Supplementary disclosure of non-cash investing activity:
Property and equipment acquired during the period not yet paid for	$167,998	$124,979	$167,998	$124,979

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2012 and the results of operations and cash flows for the interim periods ended September 30, 2012 and 2011. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in Tucows' 2011 Annual Report on Form 10-K filed with the SEC on March 26, 2012.

There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the prior period, the Company recorded the realized gain or loss upon settlement of currency forward contracts in “General and administrative expenses” and recorded the unrealized gain or loss in “Loss (gain) on currency forward contracts”. The Company has determined that both of these amounts are more appropriately classified in expenses as “Loss (gain) on currency forward contracts” and as a result a gain of $0.3 million for the three months ended September 30, 2011 has been reclassified from “General and administrative expense” to “Loss (gain) on currency forward contracts”, and a gain of $1.1 million for the nine months ended September 30, 2011 has been reclassified from “General and administrative expense” to “Loss (gain) on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income, income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

The Company recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet date, including the impact of such events on management's estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed to the notes to the unaudited interim consolidated financial statements.

3. ACQUISITIONS:

a.     Acquisition of EPAG Domainservices GMBH:

On August 1, 2011, Tucows (Germany) Inc. (“Tucows Germany”), one of the Company's wholly owned subsidiaries, acquired 100% of the outstanding capital stock of EPAG Domainservices GMBH (“EPAG”), from QSC AG. EPAG, based in Bonn, Germany, is an ICANN-accredited registrar with over 400,000 domains under management and is notable for offering over 200 Top Level Domains (TLDs). Consideration for the acquisition of EPAG was approximately US$2.4 million (€1.7 million to purchase the shares and the settlement of a working capital adjustment of €0.25 million) through an all-cash transaction which was financed by utilizing the Company's non-revolving, reducing demand loan facility in the amount of US$2.5 million. In August 2011, the Company repaid $1.0 million of this loan. The acquisition consideration is net of cash acquired of US$0.1 million and a loan receivable from EPAG assumed in the amount of US$0.1 million. In connection with the acquisition, the Company incurred approximately US$0.1 million of acquisition costs during the three months ended September 30, 2011 and recorded the expenses in the general and administrative expenses caption in the consolidated statement of operations. These costs include legal and other professional services.

The Company has accounted for the acquisition of EPAG using the acquisition method as required by ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has completed the final valuation of the fair value assessment of certain intangible assets during the quarter ended September 30, 2011. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and access to additional domain name TLD's. The goodwill is not expected to be deductible for tax purposes.

Purchase price allocation

The following table summarizes the Company's purchase price allocation based on the fair value of the assets acquired and liabilities assumed on August 1, 2011:

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

The amount of EPAG's revenues in Tucows' Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 are set forth below:

	Revenues for the three months ended September 30,		Revenues for the nine months ended September 30,
	2011	2010	2011	2010

Actual	$584,192	$—	$584,192	$—

The amount of EPAG's net income (loss) included in Tucows' Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 are set forth below:

	Net income for the three months ended September 30,		Net income for the nine months ended September 30,
	2011	2010	2011	2010

Actual	$16,564	$—	$16,564	$—

The unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of January 1, 2011 are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Supplemental Unaudited Pro Forma Information
Total revenue	$29,246,069	$25,457,160	$84,935,989	$72,929,498
Net income	$1,635,000	$(1,213,578)	$3,994,617	$(51,195)

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

4. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

Comprehensive Income

The Company adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), effective January 1, 2012 and applied retrospectively, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

Fair Value Measurement and Disclosures

The Company adopted Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (“ASU 2011-04”), effective January 1, 2012 and applied retrospectively, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). The adoption of ASU 2011-08 did not materially impact the fair value measurements of our assets and/or liabilities.

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

Recent Accounting Pronouncement Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment.  ASU 2012-02 allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired.   If an entity concludes that this is the case, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.   ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to materially impact the carrying value of our recorded indefinite-lived intangible assets.

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

A summary of acquired intangible assets for the three months ended September 30, 2012 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, June 30, 2012	$155,610	$485,110	$2,161,420	$12,115,858	$2,035,337	$16,953,335
Sales of domain names	—	—	—	(2,596)	(12,546)	(15,142)
Amortization expense	(35,910)	(43,410)	(175,620)	—	—	(254,940)
Net book value, September 30, 2012	$119,700	$441,700	$1,985,800	$12,113,262	$2,022,791	$16,683,253

A summary of acquired intangible assets for the nine months ended September 30, 2012 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2011	$227,430	$571,930	$2,512,660	$12,120,077	$2,050,493	$17,482,590
Acquisition of domain names	—	—	—	—	3,664	3,664
Sales of domain names	—	—	—	(6,815)	(31,366)	(38,181)
Amortization expense	(107,730)	(130,230)	(526,860)	—	—	(764,820)
Net book value, September 30, 2012	$119,700	$441,700	$1,985,800	$12,113,262	$2,022,791	$16,683,253

As of September 30, 2012, the accumulated amortization for the definite life intangibles was $3.9 million.

During the nine months ended September 30, 2012, the Company sold certain intangible assets with no book value for $0.5 million

6. LOAN PAYABLE:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank” or “BMO”) that were amended on July 27, 2011, and which provide it with access to two revolving demand loan facilities, a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities

The Amended Credit Facility provides for $8.0 million in funds available through a demand loan revolving facility (the “DLR Loan”) and a demand loan revolving, reducing facility (the “DLRR Loan”, and together with the DLR Loan, the “Revolving Demand Loan Facilities”). Advances under the Revolving Demand Loan Facilities may be used to finance the repurchases of the Company's common stock and for certain permitted acquisitions. The Amended Credit Facility provides that aggregate advances under the Revolving Demand Loan Facilities may not exceed $8.0 million and that no more than $2.0 million of such advances may be used to finance repurchases of the Company's common stock (the “Share Repurchase Limit”). On December 13, 2011, the Company entered into a letter of acknowledgment with the Bank that provided for the waiver of the Share Repurchase Limit and permitted it to use any funds available under the Revolving Demand Loan Facilities to finance share repurchases through March 31, 2012. As of March 31, 2012, the Share Repurchase Limit was reinstated and the Company may now draw additional funds on the Revolving Demand Loan Facilities to fund share repurchases only to the extent that the outstanding balance of the Revolving Demand Loan Facilities does not exceed $2.0 million.

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

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2012, the Company held contracts in the amount of $15.1 million to trade U.S. dollars in exchange for Canadian dollars (Note 7).

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist it in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of September 30, 2012, the Company had no amounts outstanding under the Operating Demand Loan.

General Terms

The Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended Credit Facility also requires the Company to make annual cash sweep payments based on its audited financial statements provided. These cash sweep payments are applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that the Company comply with certain non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to earnings before Interest, taxes, depreciation and amortization (“EBITDA”) of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, the Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the period ended, September 30, 2012, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

Remainder of 2012	$-
2013	750,000
2014	1,000,000
2015	1,000,000
2016	1,000,000
2017	250,000

7. DERIVATIVE INSTRUMENT ASSETS AND LIABILITIES:

The Company enters into foreign currency contracts to hedge a portion of the Company's expected Canadian dollar requirements. All derivative financial instruments are recorded at fair value on our consolidated balance sheet. The fair value of our foreign currency contracts at September 30, 2012 was a net unrealized gain of $0.5 million as compared to a net unrealized loss of $1.6 million at September 30, 2011. The net unrealized gain is a result of fluctuations in foreign exchange rates between the date the currency forward contracts were entered into and the valuation date at period end.

At September 30, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October – December, 2012	5,100,000	0.9855	5,108
January – March, 2013	6,000,000	1.0277	249,008
April – May, 2013	4,000,000	1.0385	201,548
Total	$15,100,000	1.0163	$455,664

The Company does not apply hedge accounting and, therefore, for the three and nine months ended September 30, 2012, the Company recorded a gain of $0.6 million and a gain of $0.8 million, respectively, on currency forward contracts in its consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2011, the Company recorded a loss on currency forward exchange contracts of $1.8 million and $1.4 million, respectively.

8. INCOME TAXES

For the nine months ended September 30, 2012, the Company recorded a provision for income taxes of $1.8 million on income before income taxes of $5.7 million, using an estimated effective tax rate for our 2012 fiscal year. Included in the tax expense is a recovery of $0.1 million related to research and development tax credits received during the period. Comparatively, for the nine months ended September 30, 2011, the Company recorded a provision for income taxes of $0.8 million on income before taxes of $0.9 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which we did not anticipate obtaining a current tax benefit in that fiscal year.

The effective tax rate for the nine months ended September 30, 2012 differs from the effective rate for the comparative period ended September 30, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.

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

We had approximately $0.1 million of total gross unrecognized tax benefits as of September 30, 2012 and $0.2 million of total gross unrecognized tax benefits as of December 31, 2011, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued as of September 30, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Numerator for basic and diluted earnings per common share:
Net income (loss) for the period	$1,635,000	$(1,178,260)	$3,994,617	$115,345
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	45,094,678	53,452,205	46,362,261	53,444,959
Effect of outstanding stock options	3,316,751	-	3,241,609	2,303,818
Diluted weighted average number of shares outstanding	48,411,429	53,452,205	49,603,870	55,748,777
Basic earnings (loss) per common share	$0.04	$(0.02)	$0.09	$-
Diluted earnings (loss) per common share	$0.03	$(0.02)	$0.08	$-

For the three months ended September 30, 2012, outstanding options to purchase 758,374 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the nine months ended September 30, 2012, outstanding options to purchase 758,374 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three and nine months ended September 30, 2012, 1,255,900 common shares and 2,371,204 common shares, respectively, were repurchased and cancelled under the terms of our stock repurchase program announced in November 2011.

During the three months ended March 31, 2012, 7,570,236 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2011.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2012 includes reductions in the number of shares outstanding due to these repurchases. No common shares were repurchased during the three and nine months ended September 30, 2011.

10. SUBSEQUENT EVENTS:

During October 2012, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the 2013 and 2014 fiscal years. These contracts have a notional value of $19.3 million, whereby $19.3 million is converted into Canadian dollars during 2013 and 2014 at an average foreign exchange rate of US$1.00: Cdn$1.0073.

On November 13, 2012, the Company announced its plan to launch a modified Dutch auction tender offer (the “Tender Offer”) to repurchase up to 6,500,000 shares of its common stock, at a price per share not less than $1.35 and not greater than $1.50. The tender offer is expected to commence the week of November 19, 2012 and will remain open for at least 20 business days.

11. SUPPLEMENTAL INFORMATION:

The following is a summary of the Company's revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Wholesale:
Domain Services	$22,267,806	$19,698,404	$65,043,412	$55,458,510
Value-Added Services	2,603,513	2,608,651	7,881,213	7,082,583
Wholesale	24,871,319	22,307,055	72,924,625	62,541,093

Retail	2,964,943	1,357,878	7,112,823	3,831,299
Portfolio	1,409,807	1,429,123	4,898,541	4,322,794
	$29,246,069	$25,094,056	$84,935,989	$70,695,186

No customer accounted for more than 10% of the Company's revenue for the three and nine months ended September 30, 2012 or the three and nine months ended September 30, 2011. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

As of September 30, 2012, one customer accounted for 13% of accounts receivable. As of September 30, 2011, one customer accounted for 13% of accounts receivable.

The following is a summary of the Company's cost of revenues from each significant revenue stream:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Wholesale:
Domain Services	$18,644,315	$16,469,843	$54,275,405	$46,144,055
Value-Added Services	532,296	515,152	1,576,228	1,534,701
Wholesale	19,176,611	16,984,995	55,851,633	47,678,756

Retail	2,064,448	494,879	4,350,722	1,332,743
Portfolio	205,025	178,774	631,065	567,225
Network, other costs	1,158,885	1,193,669	3,629,639	3,691,995
Network, depreciation and amortization costs	193,113	183,151	567,989	658,641
	$22,798,082	$19,035,468	$65,031,048	$53,929,360

12. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2012 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

13. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended September 30, 2012:

	Common Stock		Additional Paid in		Total Stockholders'
	Shares	Amount	Capital	Deficit	equity

Balances, June 30, 2012	45,484,997	$10,233,628	$35,109,427	$(19,574,368)	$25,768,687

Exercise of stock options	20,187	22,781	(8,595)	—	14,186
Repurchase and cancellation of shares – Normal Course Issuer Bid	(1,255,900)	(251,180)	(1,379,463)	—	(1,630,643)
Cancellation of Restricted Stock Awards	(100)	—		—	—
Stock-based compensation	—	—	166,371	—	166,371
Net income for the period	—	—	—	1,635,000	1,635,000

Balances, September 30, 2012	44,249,184	$10,005,229	$33,887,740	$(17,939,368)	$25,953,601

The following unaudited table summarizes stockholders' equity transactions for the nine month period ended September 30, 2012:

	Common Stock		Additional Paid in		Total Stockholders'
	Shares	Amount	Capital	Deficit	equity

Balances, December 31, 2011	53,497,584	$11,358,959	$40,994,013	$(21,933,985)	$30,418,987

Exercise of stock options	693,340	634,558	(270,660)	—	363,898
Repurchase and cancellation of shares – Dutch Auction	(7,570,236)	(1,514,047)	(4,379,400)	—	(5,893,447)
Repurchase and cancellation of shares – Normal Course Issuer Bid	(2,371,204)	(474,241)	(2,748,145)	—	(3,222,386)
Cancellation of Restricted Stock Awards	(300)	—	—	—	—
Stock-based compensation	—	—	291,932	—	291,932
Net income for the period	—	—	—	3,994,617	3,994,617

Balances, September 30, 2012	44,249,184	$10,005,229	$33,887,740	$(17,939,368)	$25,953,601

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

On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 3,840,000 shares of the Company's common stock over the 12-month period that commenced on November 15, 2011. The Company repurchased 1,255,900 shares and 2,371,204 shares respectively under this program during the three and nine month periods ended September 30, 2012.

14. SHARE-BASED PAYMENTS

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

During the three months ended September 30, 2012, stock options to purchase 220,000 common shares were granted. During the three months ended September 30, 2011, stock options to purchase 706,000 common shares were granted.

During the nine months ended September 30, 2012, stock options to purchase 769,000 common shares were granted. During the nine months ended September 30, 2011, stock options to purchase 706,000 common shares were granted.

The stock options granted during the three and nine months ended September 30, 2012 expire on various dates through 2019.

Details of stock option transactions for the three months ended September 30, 2012 and September 30, 2011 are as follows:

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,524,499	$0.62	8,237,124	$0.55
Granted	220,000	1.38	706,000	0.74
Exercised	(20,187)	0.70	(22,583)	0.47
Forfeited	(56,689)	0.83	(24,875)	0.75
Expired	(3,000)	0.44	—	—
Outstanding, end of period	8,664,623	$0.64	8,895,666	$0.54
Options exercisable, end of period	7,160,766	$0.57	7,155,916	$0.54

Details of stock option transactions for the nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,746,041	$0.57	8,272,249	$0.56
Granted	769,000	1.36	706,000	0.74
Exercised	(693,340)	0.52	(29,833)	0.47
Forfeited	(154,064)	0.80	(52,750)	0.72
Expired	(3,014)	0.44	—	—
Outstanding, end of period	8,664,623	$0.64	8,895,666	$0.54
Options exercisable, end of period	7,160,766	$0.57	7,155,916	$0.54

As of September 30, 2012, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31	-	$0.48	3,133,074	$0.38	0.9	$2,834,818	3,133,074	$0.38	$2,834,818
$0.56	-	$0.75	3,836,549	$0.66	3.6	2,392,655	2,868,692	$0.64	1,841,014
$0.80	-	$1.38	1,695,000	$1.08	3.6	409,700	1,159,000	$0.95	399,350
			8,664,623	$0.64	2.6	$5,637,173	7,160,766	$0.57	$5,075,182

Total unrecognized compensation cost relating to unvested stock options at September 30, 2012, prior to the consideration of expected forfeitures, was approximately $693,000 and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of $166,032 and $120,685 for the three months ended September 30, 2012 and 2011, respectively.

The Company recorded stock-based compensation of $291,239 and $248,058 for the nine months ended September 30, 2012 and 2011, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)   Restricted stock awards

During the three and nine months ended September 30, 2012, no restricted stock awards were granted to any employees of the Company.

Restricted stock awards generally vest annually over a four year period. Holders of restricted stock may not sell, assign, transfer, pledge or otherwise dispose of an unvested stock. Unvested shares of restricted stock are held in escrow by the Company until the holder's interest in such shares vests.

Holders of restricted stock have full stockholder rights with respect to any shares of Company stock issued to the participant under a stock award, whether or not the holder's interest in those shares is vested. Accordingly, the holder has the right to vote such shares and to receive any regular cash dividends paid on such shares.

Total unrecognized compensation cost relating to unvested restricted stock awards at September30, 2012, prior to the consideration of expected forfeitures, was approximately $300 and is expected to be recognized over a weighted average period of 0.5 years.

The Company recorded stock-based compensation associated with restricted stock awards of $339 and $202 for the three months ended September 30, 2012 and 2011, respectively.

The Company recorded stock-based compensation associated with restricted stock awards of $693 and $559 for the nine months ended September 30, 2012 and 2011, respectively.

15. FAIR VALUE MEASUREMENT

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	September 30, 2012
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$468,675	$—	$468,675
Total Assets	$—	$468,675	$—	$468,675

Derivative instrument liability	$—	$13,011	$—	$13,011
Total Liabilities	$—	$13,011	$—	$13,011

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2011:

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

16. RECLASSIFICATION

Certain of the prior periods' comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company's foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets, our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

Our primary distribution channel is a global network of more than 13,000 resellers in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, reseller-oriented technology, and agile development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, we provide proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before our resellers or their customers are impacted.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages over 14 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream and the Marketing Development Funds we receive from vendors from time-to-time to expand or maintain the market position for their services.

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

Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

For the three months ended September 30, 2012 and 2011, we reported revenue of $29.2 million and $25.1 million, respectively. For the three months ended September 30, 2012 and 2011, the OpenSRS Domain Service accounted for 76% and 79% of our total revenue, respectively.

For the nine months ended September 30, 2012 and 2011, we reported revenue of $84.9 million and $70.7 million, respectively. For the nine months ended September 30, 2012 and 2011, the OpenSRS Domain Service accounted for 77% and 79% of our total revenue, respectively.

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

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,		Nine months ended September 30,
	2012(1)	2011(1)	2012(1)	2011 (1)
	(in “000's)		(in “000's)
Total new, renewed and transferred-in domain name registrations	2,252	2,154	7,137	6,355

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results see the Net Revenue discussion below.

Domain names under management:

	As at September 30,
	2012(1)	2011(1)
	(in “000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,773	10,348
Registered using our Resellers' Registrar Accreditations	3,392	1,368
Total domain names under management	14,165	11,716

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results see the Net Revenue discussion below.

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

Under the terms of the New gTLD program, in April 2012 we paid the required $1.1 million application fee in support of our application for six domain strings under ICANN's new gTLD Program. A declining percentage of these evaluation fees are refundable if any application is withdrawn prior to our executing a registry agreement with ICANN. In May 2012 we withdrew two of our applications and under the terms of the New gTLD application process have received a full refund of $0.4 million against these applications. While there can be no assurance that we will be awarded any gTLDs, we have determined that the applications embody probable economic benefit and they have been capitalized and are included in prepaid expenses and deposits at September 30, 2012. As part of the New gTLD Program, we may elect to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, may also incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which we expect to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life.

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

Retail – Hover

We derive revenues from Hover's sale of retail Internet domain name registration and email services to individuals and small businesses.

Retail - Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses.

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

Our parked page vendor relationships may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from parked page vendors depends on their advertising networks' assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements rendered on their websites. We have no control over any of these quality assessments. Parked page vendors may from time to time change their existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering pay-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. In addition, parked page vendors may at any time change or suspend the nature of the service that they provide to online advertisers. These types of changes or suspensions would adversely impact our ability to generate revenue from pay-per-click advertising.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and estimates made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2011 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:

●	Wholesale (Domain Service and other Value-Added Services);
●	Retail (Hover and Ting)
●	Portfolio (Domain Portfolio monetization and sales).

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

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and nine months ended September 30, 2012 or during the three and nine months ended September 30, 2011.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of September 30, 2012, we had $18.9 million in goodwill and $16.7 million in intangible assets.

Accounting for income taxes

For the nine months ended September 30, 2012, we recorded a provision for income taxes of $1.8 million on income before income taxes of $5.7 million, using an estimated effective tax rate for our 2012 fiscal year. Included in the tax expense is a recovery of $0.1 million related to research and development tax credits received during the period.

Comparatively, for the nine months ended September 30, 2011, we recorded a provision for income taxes of $0.8 million on income before taxes of $0.9 million, using an estimated effective tax rate for its 2011 fiscal year adjusted for certain foreign exchange losses for which we did not anticipate obtaining a current tax benefit in that fiscal year.

The effective tax rate for the nine months ended September 30, 2012 differs from the effective rate for the comparative period ended September 30, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of September 30, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Wholesale:
Domain Services	$22,267,806	$19,698,404	$65,043,412	$55,458,510
Value-Added Services	2,603,513	2,608,651	7,881,213	7,082,583
Wholesale	24,871,319	22,307,055	72,924,625	62,541,093

Retail	2,964,943	1,357,878	7,112,823	3,831,299
Portfolio	1,409,807	1,429,123	4,898,541	4,322,794
	$29,246,069	$25,094,056	$84,935,989	$70,695,186
Increase over comparative period	$4,152,013		$14,240,803
Increase - percentage	17%		20%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Wholesale:
Domain Services	76%	79%	77%	79%
Value-Added Services	9%	10%	9%	10%
Wholesale	85%	89%	86%	89%

Retail	10%	5%	8%	5%
Portfolio	5%	6%	6%	6%
	100%	100%	100%	100%

Deferred revenue from domain name registrations and other services declined to $73.3 million at September 30, 2012 from $74.5 million at June 30, 2012. The primary reason for this decline was the transfer of a significant number of names by two of our customers from our registrar accreditation to their own registrar accreditation on our platform. This required us to recognize all remaining deferred revenue associated with the transferred domain names during the quarter.

Deferred revenue from domain name registrations and other services at September 30, 2012 increased to $73.3 million from $68.9 million at September 30, 2011. Included in this increase is an amount of $0.9 million pertaining to EPAG, which was acquired on August 1, 2011.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2012 and September 30, 2011. At September 30, 2012, one customer accounted for 13% of accounts receivable, and as of September 30, 2011, one customer accounted for 13% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

For the three months ended September 30, 2012, Wholesale revenue increased by $2.6 million, or 11%, to $24.9 million when compared to the three months ended September 30, 2011, primarily as a result of OpenSRS Domain Service revenue increasing by $2.6 million or 13% to $22.3 million. For the nine months ended September 30, 2012, Wholesale revenue increased by $10.4 million, or 17%, to $72.9 million when compared to the nine months ended September 30, 2011, primarily as a result of OpenSRS Domain Service revenue increasing by $9.6 million or 17% to $65.0 million. These increases resulted primarily from our success in attracting customers with increased transaction volumes, the impact of the transfer of a significant number of names by two of our customers from our registrar accreditation to their own registrar accreditation on our platform, the contribution from the EPAG acquisition that we completed during the third quarter of last year and the impact of our passing on the 7% registration fee increase implemented in January 2012 for registration fees paid to certain registries.

Value-Added Services remained relatively flat at $2.6 million for the three months ended September 30,  2012 and 2011 respectively. Value-Added Services increased by $0.8 million or 11% to $7.9 million when compared to the nine months ended September 30, 2011. These increases resulted primarily from the sale of domain names and advertising from the OpenSRS Domain Expiry Stream and increased digital certificate sales.

During the three months ended September 30, 2012, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.1 million transactions to 2.3 million when compared to the three months ended September 30, 2011. During the nine months ended September 30, 2012, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.7 million transactions to 7.1 million when compared to the nine months ended September 30, 2011. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

In addition, the anticipated introduction of new gTLDs by ICANN (the "New gTLD Program") approved in June 2011 could substantially change the domain name industry in unexpected ways. We cannot assess the impact, if any, the introduction of these new TLDs will have on our revenues and results of operations. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

As of September 30, 2012, the total domain names under our management increased by 0.4 million to 10.8 million, when compared to September 30, 2011. This increase includes the 0.4 million domains that were added through the acquisition of EPAG. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of September 30, 2012, we managed 3.4 million domain names on behalf of other accredited registrars, an increase of 2.0 million compared to the 1.4 million we managed as of September 30, 2011. The increase is attributable to one of our accredited registrars transferring 1.8 million domain names they were directly managing under their own accreditation onto our platform.

Retail

Net revenues from Retail for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 increased by $1.6 million to $3.0 million. This increase reflects the impact of $0.9 million in Ting's mobile device sales made during the quarter as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Net revenues from Retail for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 increased by $3.3 million to $7.1 million. This increase reflects the impact of $1.7 million in Ting's mobile device sales made during the nine months ended September 30, 2012 as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

As of September 30, 2012, Ting had over 5,000 subscribers and 8,000 mobile devices under our management. During the three months ended September 30, 2012, Ting added 3,000 subscribers and 4,500 devices.

Portfolio

For the three months ended September 30, 2012, Portfolio revenue remained relatively flat at $1.4 million when compared to the three months ended June 30, 2011. For the nine months ended September 30, 2012, Portfolio revenue increased by $0.6 million, or 13%, to $4.9 million when compared to the nine months ended September 30, 2011. These increases primarily reflect the impact from the sale of domain names from our domain name portfolio. The increase in portfolio sales primarily reflects the timing of portfolio domain name sales and may not be repeatable in future quarters. The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from our Portfolio is driven by general macroeconomic factors that affect Internet advertising. Our advertising revenues are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Wholesale:
Domain Services	$18,644,315	$16,469,843	$54,275,405	$46,144,055
Value-Added Services	532,296	515,152	1,576,228	1,534,701
Wholesale	19,176,611	16,984,995	55,851,633	47,678,756

Retail	2,064,448	494,879	4,350,722	1,332,743
Portfolio	205,025	178,774	631,065	567,225
Network, other costs	1,158,885	1,193,669	3,629,639	3,691,995
Network, depreciation and amortization costs	193,113	183,151	567,989	658,641
	$22,798,082	$19,035,468	$65,031,048	$53,929,360
Increase over comparative period	$3,762,614		$11,101,688
Increase - percentage	20%		21%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Wholesale:
Domain Services	63%	65%	64%	65%
Value-Added Services	2%	2%	2%	2%
Wholesale	65%	67%	66%	67%

Retail	7%	2%	5%	2%
Portfolio	1%	1%	1%	1%
Network, other costs	4%	5%	4%	5%

Network, depreciation and amortization costs	1%	1%	1%	1%
	78%	76%	77%	76%

Total cost of revenues for the three months ended September 30, 2012 increased by $3.8 million, or 20%, to $22.8 million from $19.0 million for the three months ended September 30, 2011.

Total cost of revenues for the nine months ended September 30, 2012 increased by $11.1 million, or 21%, to $65.0 million from $53.9 million for the nine months ended September 30, 2011.

We expect cost of sales to increase as a result of transactional volumes and the competitive and general business environment during fiscal year 2012.

Prepaid domain registration and other Internet services fees as of September 30, 2012 increased by $3.5 million, or 6%, to $59.2 million from $55.7 million at September 30, 2011. Included in this increase is an amount of $1.5 million pertaining to EPAG, the Company we acquired on August 1, 2011.

Wholesale

Costs for Wholesale for the three months ended September 30, 2012 increased by $2.2 million, or 13%, to $19.2 million, when compared to the three months ended September 30, 2011.

Costs for Wholesale for the nine months ended September 30, 2012 increased by $8.2 million, or 17%, to $55.9 million, when compared to the nine months ended September 30, 2011.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in January 2012 experienced during the three and nine months ended September 30, 2012 when compared to the three and nine months ended September 30, 2011.

Retail

Costs for Retail for the three months ended September 30, 2012 increased by $1.6 million, to $2.1 million, when compared to the three months ended September 30, 2011. This increase resulted primarily from an additional cost of $1.1 million incurred in Ting mobile device sales made during the quarter, as well as the increased cost resulting from the additional volume in Hover services and in provisioning Ting services.

Costs for Retail for the nine months ended September 30, 2012 increased by $3.0 million, to $4.4 million, when compared to the nine months ended September 30, 2011. This increase resulted primarily from an incremental cost of $2.1 million incurred in Ting mobile device sales as well as the increased cost resulting from the additional volume in Hover services and in provisioning Ting services.

Portfolio

Costs for Portfolio remained relatively flat at $0.2 million and $0.6 million, respectively for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

Network Costs

Network costs before depreciation and amortization remained relatively flat at $1.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Network costs before depreciation and amortization decreased by $1.0 million, to $3.6 million when compared to the nine months ended September 30, 2011. This decrease resulted primarily from a decrease in bandwidth costs during the period.

Network depreciation and amortization costs for the three and nine months ended September 30, 2012 remained relatively flat at $0.2 million and $0.6 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales and marketing	$2,037,338	$1,867,085	$6,287,702	$5,663,759
Increase over comparative period	$170,253		$623,943
Increase - percentage	9%		11%
Percentage of net revenues	7%	7%	7%	8%

Sales and marketing expenses for the three months ended September 30, 2012 increased by $0.2 million, or 9%, to $2.0 million, when compared to the three months ended September 30, 2011. Sales and marketing expenses for the nine months ended September 30, 2012 increased by $0.6 million, or 11%, to $6.3 million, when compared to the nine months ended September 30, 2011. This increase primarily related to workforce costs and marketing expenses incurred with our new Ting's mobile device service offering. The increase in workforce costs was impacted by our reversing an overachievement bonus accrual that was established primarily in the first quarter. We accrued conservatively and it now does not appear likely that we will incur any meaningful costs in this regard.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Technical operations and development	$1,010,949	$1,220,953	$3,229,669	$3,651,782
Decrease over comparative period	$(210,004)		$(422,113)
Decrease - percentage	(17)%		(12)%
Percentage of net revenues	3%	5%	4%	5%

Technical operations and development expenses for the three months ended September 30, 2012 decreased by $0.2 million or 17% to $1.0 million when compared to the three months ended September 30, 2011. Technical operations and development expenses for the nine months ended September 30, 2012 decreased by $0.4 million or 12% to $3.2 million when compared to the nine months ended September 30, 2011. These decreases primarily resulted from a decrease in workforce costs. Workforce costs were impacted by our reversing an overachievement bonus accrual that was established primarily in the first quarter. We accrued conservatively and it now does not appear likely that we will incur any meaningful costs in this regard

GENERAL AND ADMINISTRATIVE

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
General and administrative	$1,486,323	$1,611,896	$5,018,178	$4,619,443
(Decrease) increase over comparative period	$(125,573)		$398,735
(Decrease) increase - percentage	(8)%		9%
Percentage of net revenues	5%	6%	6%	7%

General and administrative expenses for the three months ended September 30, 2012 decreased by $0.1 million, or 8%, to $1.5 million as compared to the three months ended September 30, 2011. This decrease was primarily the result of lower workforce related costs. Workforce costs were impacted by our reversing an overachievement bonus accrual that was establish primarily in the first quarter. We accrued conservatively and it now does not appear likely that we will incur any meaningful costs in this regard. This decrease was partially offset by additional costs incurred in processing a higher volume of credit cards.

General and administrative expenses for the nine months ended September 30, 2012 increased by $0.4 million, or 9%, to $5.0 million as compared to the nine months ended September 30, 2011. This increase was primarily the result of incremental workforce related costs as well as additional costs incurred in processing a higher volume of credit cards.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Depreciation of property and equipment	$46,981	$48,874	$139,918	$140,556
Decrease over comparative period	$(1,893)		$(638)
Decrease - percentage	(4)%		(0)%
Percentage of net revenues	-%	-%	-%	-%

Depreciation costs remained relatively flat at $0.05 million and $0.1 million, respectively, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of intangible assets	$219,030	$201,180	$657,090	$785,920
Increase (decrease) over comparative period	$17,850		$(128,830)
Increase (decrease) - percentage	9%		(16)%
Percentage of net revenues	1%	1%	1%	1%

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Loss (gain) on currency forward contracts	$(615,245)	$1,845,550	$(793,516)	$1,374,177
Decrease over comparative period	$(2,460,795)		$(2,167,693)
Decrease - percentage	133%		158%
Percentage of net revenues	(2)%	7%	(1)%	2%

We have entered into forward exchange contracts to meet a portion of our future Canadian dollar requirements through May 2013.

The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended September 30, 2012 was a net gain of $0.7 million compared to a net loss of $2.2 million for the three months ended September 30, 2011. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the nine months ended September 30, 2012 was a net gain of $1.2 million compared to a net loss of $2.5 million for the nine months ended September 30, 2011. This impact of the fair value adjustment on unrealized foreign exchange on these contracts was partially offset by the realized loss upon settlement of currency forward contracts of $0.1 million for the three months ended September 30, 2012 and $0.4 million for the nine months ended September 30, 2012, while further enhanced by a gain upon settlement of currency forward contracts of $0.3 million for the three months ended September 30, 2011 and $1.1 million for the nine months ended September 30, 2011.

Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Other income (expenses), net	$(50,228)	$(18,718)	$384,001	$336,062
(Decrease) increase over comparative period	$(31,510)		$47,939
(Decrease) increase - percentage	168%		14%
Percentage of net revenues	-%	-%	-%	-%

Other expenses for the three months ended September 30, 2012 increased by $31,000, to $50,000 when compared to other income of $19,000 for the three months ended September 30, 2011.This decrease was predominantly as a result of the interest payable pursuant to the terms of our Amended Credit Facility.

Other income for the nine months ended September 30, 2012 increased by $48,000 to $0.4 million, as compared with the nine months ended September 30, 2011. This primarily resulted from our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012. This increase was partially offset by the $0.3 million we received during the three months ended March 31, 2011 from the third party who is commercializing the Infonautics patents we assigned to them in 2002, undertaking a routine audit of one of their licensees. In addition, other income for the nine months ended September 30, 2012 decreased when compared to the nine months ended September 30, 2011 as a result of the interest payable pursuant to the terms of our Amended Credit Facility.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$577,383	$422,592	$1,755,284	$750,906
Increase over comparative period	$154,791		$1,004,378
Increase - percentage	37%		134%
Percentage of income before provision for income taxes	26%	- 56%	31%	87%

For the nine months ended September 30, 2012, we recorded a provision for income taxes of $1.8 million on income before income taxes of $5.7 million, using an estimated effective tax rate for our 2012 fiscal year. Included in the tax expense is a recovery of $0.1 million related to research and development tax credits received during the period. Comparatively, for the nine months ended September 30, 2011, we recorded a provision for income taxes of $0.8 million on income before taxes of $0.9 million, using an estimated effective tax rate for our 2011 fiscal year adjusted for certain foreign exchange losses for which we did not anticipate obtaining a current tax benefit in that period.

The effective tax rate for the nine months ended September 30, 2012 differs from the effective rate for the comparative period ended September 30, 2011 as a result of the change in temporary differences during the period in respect of deferred tax assets that were recognized in the fourth quarter of 2011.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued as of September 30, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the U.S. tax authorities will finalize their review of prior taxes owing in Pennsylvania within the period and certain other prior year state tax returns will be filed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, our cash and cash equivalents balance decreased by an amount of $1.4 million to $5.0 million when compared to December 31, 2011. Our principal sources of liquidity during the nine months ended September 30, 2012 was net cash provided by operating activities of $4.3 million, the proceeds of $0.5 million we received on the sale of certain intangible assets with no book value and our Amended Credit Facility with the Bank of Montreal (the “Bank” or “BMO”).

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on July 27, 2011, and which provide us with access to two revolving demand loan facilities, a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities.

The Amended Credit Facility provides for $8.0 million in funds available through a demand loan revolving facility (the “DLR Loan”) and a demand loan revolving, reducing facility (the “DLRR Loan”, and together with the DLR Loan, the “Revolving Demand Loan Facilities”). Advances under the Revolving Demand Loan Facilities may be used to finance the repurchases of the Company's common stock and for certain permitted acquisitions. The Amended Credit Facility provides that aggregate advances under the Revolving Demand Loan Facilities may not exceed $8.0 million and that no more than $2.0 million of such advances may be used to finance repurchases of our common stock (the “Share Repurchase Limit”). On December 13, 2011, we entered into a letter of acknowledgment with the Bank that provided for the waiver of the Share Repurchase Limit and permitted us to use any funds available under the Revolving Demand Loan Facilities to finance share repurchases through March 31, 2012. As of March 31, 2012, the Share Repurchase Limit was reinstated and we may now draw additional funds on the Revolving Demand Loan Facilities to fund share repurchases only to the extent that the outstanding balance of the Revolving Demand Loan Facilities does not exceed $2.0 million.

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

During the period ended March 31, 2012, we successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the DLR Loan in the amount of $4.0 million. Under the terms of the offer, we repurchased an aggregate of 7,570,236 shares of our common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At September 30, 2012, the outstanding balance under the DLR Loan was $4.0 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2012, we held contracts in the amount of $15.1 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides us with a $1.0 million operating demand loan facility to assist us in meeting our operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at a rate of BMO U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. We have also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of September 30, 2012, we had no amounts outstanding under the Operating Demand Loan.

General Terms

Our Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. Our Amended Credit Facility also requires us to make annual cash sweep payments based on our audited financial statements provided. These cash sweep payments will be applied solely to amounts outstanding under the DLRR Loan in inverse order of maturity. The Amended Credit Facility also requires that we comply with certain customary non-financial covenants and restrictions. In addition, we have agreed to comply with the following financial covenants at all times: (i) Maximum Senior Funded Debt to EBITDA of 2.00:1; (ii) Maximum Total Funded Debt to EBITDA of 2.50:1; and (iii) Minimum Fixed Charge Coverage of 1.25:1. Further, our Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the period ended, September 30, 2012, we were in compliance with these covenants.

Cash Flow from (used in) Operating, Financing and Investing Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 totaled $4.3 million, compared to $3.2 million for the nine months ended September 30, 2011. Net cash provided by operating activities, before changes in non-cash operating working capital, remained relatively flat at $4.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily the result of the impact our currency forward contracts have on our results and the gain on the sale of certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012.

Net cash used in non-cash operating working capital during the nine months ended September 31, 2012 decreased by $1.1 million to $0.1 million when compared to the $1.2 million used during the nine months ended September 30, 2011 primarily from improved management of our other current working capital requirements. These increases in working capital were partially offset by our making the required evaluation fee payments in support of our application for four domain strings under ICANN's new gTLD Program of $0.7 million which is included in prepaid expenses and deposits at September 30, 2012.

Net cash used in financing activities during the nine months ended September 30, 2012 totaled $5.6 million as compared to net cash proceeds of $0.3 million during the nine months ended September 30, 2011. Net cash of $9.1 million was used to fund the repurchase of 7.6 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 23, 2012 and to repurchase 2.4 million shares under our current Normal Course Issuer Bid during the nine months ended September 30, 2012.  A portion of the amount to fund the modified Dutch auction tender offer was from a $4.0 million draw down on our DLR Loan facility. In addition, during the nine months ended September 30, 2012, $0.9 million was used to fund principal repayments under our loan agreements. These uses were partially offset by the proceeds of $0.4 million we received on the exercise of options by directors and employees of the Company.

Investing activities during the nine months ended September 30, 2012 used $0.2 million. This use was the result of our acquisition of $0.7 million of additional property and equipment during the nine months ended September 30, 2012, which was partially offset by the selling of certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012.

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

Subsequent events

During October 2012, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements during the 2013 and 2014 fiscal years. These contracts have a notional value of $19.3 million, whereby $19.3 million is converted into Canadian dollars during 2013 and 2014 at an average foreign exchange rate of US$1.00: Cdn$1.0073.

On November 13, 2012, the Company announced its plan to launch a modified Dutch auction tender offer (the “Tender Offer”) to repurchase up to 6,500,000 shares of its common stock, at a price per share not less than $1.35 and not greater than $1.50. The tender offer is expected to commence the week of November 19, 2012 and will remain open for at least 20 business days.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2012. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October – December, 2012	5,100,000	0.9855	5,108
January – March, 2013	6,000,000	1.0277	249,008
April – May, 2013	4,000,000	1.0385	201,548
Total	$15,100,000	1.0163	$455,664

As of September 30, 2012 the Company has $15.1 million of outstanding foreign exchange forward contracts which will convert to CDN $15.3 million.

The Company does not apply hedge accounting and, therefore, for the nine months ended September 30, 2012, the Company recorded a gain of $0.8 million in the fair value of forward contracts in its consolidated statements of operations. For the nine months ended September 30, 2011, the Company recorded a loss on forward contracts of $1.4 million.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2012. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2012 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, individually or in the aggregate, in our opinion, will materially harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2012, we used $1.6 million to repurchase 1.3 million shares of the Company's common stock pursuant to its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer.

In the three months ended June 30, 2012, we used $1.6 million to repurchase 1.1 million shares of the Company's common stock pursuant to its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer.

In the three months ended March 31, 2012 we used $5.9 million to repurchase 7.6 million shares of the Company's common stock pursuant to a “Dutch auction tender offer”.

All shares repurchased were cancelled. The following table shows the monthly activity related to our stock repurchases for the nine months ended September 30, 2012.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	7,570,236	$0.77	7,570,236	—
February 1, 2012 through February 29, 2012	—	—	—	—
March 1, 2012 through March 31, 2012	—	—	—	—
April 1, 2012 through April 30, 2012	—	—	—	—
May 1, 2012 through May 31, 2012	1,115,304	1.43	1,115,304	—
June 1, 2012 through June 30, 2012	—	—	—	—
July 1, 2012 through July 31, 2012	—	—	—	—
August 1, 2012 through August 31, 2012	584,200	1.24	584,200	—
September 1, 2012 through September 30, 2012	671,700	1.35	671,700	—
Total	9,941,440	$0.91	9,941,440	1,445,031

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

(2)    On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 15, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 3,840,000 shares of the Company's common stock over the 12-month period that commenced on November 15, 2011. The Company repurchased 1,255,900 shares under this program during the three month period ended September 30, 2012, and 2,371,204 shares under this program during the nine month period ended September 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On July 18, 2012, the Board of Directors of the Company (the “Board”) approved an amendment to the Company's Bylaws to provide for a leadership structure for the Board in which two individuals serve as Co-Chairman of the Board, each with full authority to act as a Chairman of the Board.  The full text of the amendment is attached as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

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

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.3 filed with Tucows' quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the SEC on August 14, 2012).

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

Date: November 14, 2012	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.3 filed with Tucows' quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the SEC on August 14, 2012).

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

† Furnished herewith.