Form 10-K
period 2012-12-31
TUCOWS INC /PA/
filed 2013-03-15
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2012 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $43.7 million. Such aggregate market value was computed by reference to the closing sale price per share of $1.10 as reported on the NYSE Amex on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 12, 2013 was 40,189,977.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, Butterscotch®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (this “Annual Report”). All other service marks, trademarks and trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

TUCOWS INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2012

i

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the number of new, renewed and transferred-in domain names, the competition we expect to encounter as our business develops and competes in a broad range of Internet services, the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks, our belief that the market for domain name registration will trend upward gradually, our belief that it is more likely than not that net deferred assets will be realized; our intent to continue acquisitions of previously owned domain names, the effect of the anticipated generic top-level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and related revenues; the impact on operations and risks relating to our potential participation in ICANN’s new gTLD program; our expectations regarding increases in certain costs and expenses; judgments and assessments regarding the collection of receivables; and our belief that, by increasing the number of applications and services we offer, we will be able to generate higher revenues. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to achieve gross profit margins at which we can be profitable;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•	Our ability to develop and commercialize new services such as Ting while maintaining development and sales of our established services;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

ii

PART I

ITEM 1.  BUSINESS

Overview

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity of our customers’ experience as they acquire, deliver or use Internet services such as domain name registration, email and other Internet services.

Our primary distribution channel is a global network of more than 13,000 resellers in over 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages over 14 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”) and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream and the Marketing Development Funds we receive from vendors from time-to-time to expand or maintain the market position for their services.

Retail, primarily our Hover and Ting websites, derives revenues from the sale of domain name registration, email services and mobile phone service to individuals and small businesses. Retail also includes our Personal Names Service – based on over 40,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

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

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective January 2012, registry fees for the .com and .net registrations were increased by the registry to $7.85 and $5.11, respectively. In November 2012 Verisign renewed its agreement with ICANN to serve as the authoritative registry operator for the .com registry until November 2018. Under the terms of the renewal, Verisign agreed to continue the current pricing of $7.85 per domain name registration throughout the term of the agreement and in December 2012, announced their intention, effective July 1, 2013, to increase the registry fee for .net to $5.62. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to our company.

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

Intellectual Property

We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized “Tucows” and “OpenSRS” brands and the respect they confer on us as a defender of end-user rights and reseller friendly approaches to doing business. We were among the first group of 34 registrars to be accredited by ICANN in 1999, and we remain active in Internet governance issues.

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

Competition

Our competition may be divided into the following groups:

•
Retail-oriented domain registrars, such as GoDaddy and Web.com through its acquisition of Network Solutions and Register.com, who compete with our Resellers and our own retail operations for end-users.

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

Employees

As of December 31, 2012, we had approximately 175 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located in Toronto, Ontario, Canada and we have offices in Germany, the Netherlands and the United States of America.

Executive Officers of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	51	President and Chief Executive Officer
Michael Cooperman	62	Chief Financial Officer
David Woroch	51	Executive Vice President, Sales and Support

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

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. Currently ICANN has approximately 1,000 registrars who register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. Not all of these accredited registrars, however, are operational. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. As a result, we may not be able to compete effectively.

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

Each registry typically imposes a fee in association with the registration of each domain. For example, Verisign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce in November 2012, VeriSign will continue as the exclusive registry for the .com gTLD until November 2018. In terms of our pricing policy, any fee increases by ICANN or any registry will be passed through to our resellers, while other registrars may choose to absorb them. If such cost increases act as a deterrent to registration, we may find that our profits are adversely impacted by these third-party fees.

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

The acquisition of expiring domain names for parked page commercialization, the sale of names or acquisition of names for other uses involves the registration of thousands of Internet domain names, both in the United States and internationally. We have and intend to continue to acquire previously-owned Internet domain names that have expired and have, following the period of permitted reclamation by their prior owners, been made available for sale. The acquisition of Internet domain names generally is governed by federal or international regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as we currently do. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

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

Our network of resellers is our principal source for distributing services. We also rely on our resellers to market, promote and sell our services. Our ability to increase revenues in the future will depend significantly on our ability to maintain our reseller network, to sell more services through existing resellers and to develop our relationships with existing resellers by providing customer and sales support and additional products. Resellers have no obligations to distribute our services and may stop doing so at any time. If we are not able to maintain our relationships with resellers, our ability to distribute our services will be harmed, and our revenue may decline.

Disputes over registration of domain names, the activities of our reseller’s customers or the content of their websites could subject us to liability and could negatively affect the public’s perception of our corporate image.

As a registrar of domain names services, we may be subject to potential liability for illegal activities by our resellers’ customers on their websites. We provide an automated service that enables users to register domain names. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of their websites, and we have no control over the activities in which these customers engage. While we have policies in place to terminate domain names or to take other action if presented with evidence of illegal conduct, customers could nonetheless engage in prohibited activities without our knowledge.

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

We currently license many third party technologies and may need to license further technologies which could delay and increase the cost of product and service developments.

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

In recognition of the evolving nature of the internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our service offerings under four distinct brands namely “OpenSRS”, “YummyNames”, “Hover” and “Ting”. We also believe that maintaining and enhancing the “Tucows” corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

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

We are participating in ICANN's new gTLD Program that was approved in June 2011, which may present us with unique operational and other risks. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

We are pursuing certain opportunities in connection with ICANN's new gTLD Program to own and/or operate one or more of our own gTLD registries.  In June 2012, ICANN announced that it had received over 1,900 applications related to over 1,400 new gTLDs, with new registration opportunities for consumers expected to be available beginning in 2013. We have applied to operate four new gTLD registries on a stand-alone basis through a wholly owned subsidiary.  We currently have no operating experience providing back-end registry services to existing registries or acting as an owner and operator of domain name registries for gTLD strings. Our participation in the new gTLD program may involve us in new and complex processes with respect to the application and awarding of gTLD strings by ICANN, which may require that we expend significant resources to integrate these processes into our current operations. Participation in the new program may also require us to rely upon, negotiate and collaborate with independent third parties, with whom we may not have long-term contracts. In addition, we expect to compete with other established and more experienced operators in these proposed service offerings and may not be able to compete effectively with these operators. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

ICANN's new gTLD application and approval process for the new gTLD Program is new and untested. We may lose some of our current and future investment in the new gTLD Program which could adversely affect our business, financial condition and results of operations.

To date, we have invested approximately $1 million in connection with our gTLD Initiative to pursue the opportunity to be a registry operator of new gTLDs under ICANN's new gTLD Program, and may be required to expend significant additional funds in order to be a successful applicant for the gTLD strings we have applied for.  Our gTLD initiative also involves our active participation in a new, complex and untested process with respect to the application and awarding of gTLD strings by ICANN, which may require us to rely upon or negotiate and collaborate with independent third parties in order to be a successful applicant for contested gTLD strings in advance of gTLD strings being awarded by ICANN.  There can be no assurances that we will ultimately be successful in acquiring new gTLD operator rights in ICANN's process for awarding gTLDs, or that we will be granted the right to be a registry operator by ICANN.  Furthermore, there is no guarantee that any new gTLD operator rights acquired by us will be successful.  If we are unsuccessful in pursuing either aspect of our gTLD initiative, we may lose some of our current and future investment in our gTLD initiative.  In addition, the return on investment in our gTLD initiative may not meet our current expectations justifying such investment.  The loss of some of our investment or lower than expected return on investment in our gTLD initiative could adversely affect our business, financial condition and results of operations.\

Because we are required to recognize revenue for our services over the term of the applicable customer agreement, changes in our sales may not be immediately reflected in our operating results.

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

Our quarterly and annual operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•	our ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of our services;

•	our ability to identify and develop new technologies or services and to commercialize those technologies into new services in a timely manner;

•	the mix of our services sold during the quarter or year;

•	our ability to make appropriate decisions which will position us to achieve further growth;

•	concentrated capital expenditures in any particular period to support our growth or for other reasons;

•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on selling prices;

•	our ability to identify, hire, train, motivate and retain highly qualified personnel, and to achieve targeted productivity levels;

•	market acceptance of Internet services generally and of new and enhanced versions of our services in particular;

•	our ability to establish and maintain a competitive advantage;

•	the continued development of our global distribution channel and our ability to compete in multiple countries successfully as part of our sales and marketing strategy;

•	the number and significance of service enhancements and new service and technology announcements by our competitors;

•	our ability to identify, develop, deliver and introduce in a timely manner new and enhanced versions of our current service offerings that anticipate market demand and address customer needs;

•	changes in foreign currency exchange rates and issues relating to the conversion to the Canadian dollar;

•	foreign, federal or state regulation affecting our business;

•	our ability to continue to attract users to our website;

•	our ability to attract software developers to participate in our Author Resource Center;

•	our ability to continue to attract advertisers to place content on our website;

•	technical difficulties or other factors that result in system downtime;

•	seasonality of the markets and businesses of our customers;

•	news relating to our industry as a whole;

•	our ability to enforce our intellectual property rights;

•	our ability to manage Internet fraud and information theft; and

•	current economic conditions.

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

We may need to expend significant capital and other resources to protect against the threat of security breaches or alleviate problems caused by breaches. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our websites and the web pages that deliver our content services. An information technology systems security breach may lead to a material disruption of our systems and/or the loss of business information, which may materially and adversely affect our business. Risks relating to such a security breach may include, among other things: a material adverse impact on our business and future financial results due to the theft, destruction, loss, misappropriation or release of confidential data, negative publicity resulting in reputation or brand damage with our customers, vendors or peers due to the theft, destruction, loss, misappropriation or release of confidential data,  operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities and adverse effects on our compliance with regulatory laws and regulations. Repeated or substantial interruptions could result in the loss of customers and reduced revenues.

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

ITEM 2.  PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,937 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain offices of approximately 4,000 square feet in Starkville, Mississippi, approximately 2,900 square feet in Bonn, Germany and approximately 500 square feet in Amsterdam, Netherlands.

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

Year	Fiscal Quarter Ended	High	Low
2013	January 1, 2013 through March 5, 2013	$2.20	$1.45
2012	March 31, 2012	1.23	0.75
	June 30, 2012	1.60	1.04
	September 30, 2012	1.39	1.06
	December 31, 2012	1.49	1.06
2011	March 31, 2011	0.90	0.72
	June 30, 2011	0.87	0.76
	September 30, 2011	0.82	0.71
	December 31, 2011	0.78	0.74

Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol “TCOW” through August 17, 2005. Our common stock began trading on the NYSE Amex (formerly the American Stock Exchange) on August 18, 2005.

As of March 5, 2013, Tucows had 387 shareholders of record, excluding shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2012 and December 31, 2011, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements.

Equity Compensation Plan Information

On October 8, 2010, our 2006 Amended and Restated Equity Compensation Plan was amended to increase the number of shares which have been set aside for issuance by an additional 1.9 million shares to 6.9 million shares

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	5,038,987	0.79	1,624,626
1996 Equity Compensation Plan	3,553,699	0.42	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,592,686	0.64	1,624,626

Purchases of equity securities by the issuer and affiliated purchasers

Our stock buyback program, which we initially commenced on November 15, 2011, terminated on November 14, 2012. We did not repurchase any equity securities during the fourth quarter of the year ended December 31, 2012.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the “Company”, “we”, “us” or “our”) for the years ended December 31, 2012, 2011 and 2010 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

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

Retail, primarily our Hover and Ting websites, derives revenues from the sale of domain name registration, email services and mobile phone service to individuals and small businesses. Retail also includes our Personal Names Service – based on over 40,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

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

For the years ended December 31, 2012, 2011 and 2010, we reported revenue of $115 million, $97 million and $85 million, respectively. For the years ended December 31, 2012, 2011 and 2010, our OpenSRS domain service offering accounted for 77%, 79% and 77% of our total revenue, respectively.

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

	Year ended December 31, (1)
	2012	2011	2010
	(in 000’s)
Total new, renewed and transferred-in domain name registrations provisioned	9,213	8,576	7,396
Domain names under management
Provisioned on behalf of Tucows	10,643	10,482	8,809
Provisioned on behalf of accredited registrars	3,363	1,400	1,400
Total domain names under management	14,006	11,882	10,209

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

We are participating in ICANN’s New gTLD program to own and/or operate up to four of our own gTLD registries. The New gTLD program is expected to result in the delegation of New gTLDs commencing in 2013. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of new gTLDs. We believe that such expansion, once completed, will result in an increase in the number of domains we register and related revenues commencing in 2013. In addition, while the delegation of New gTLDs could substantially change the domain name industry in unexpected ways, we believe that the New gTLD Program will provide us with new revenue opportunities commencing in 2013.

Under the terms of the New gTLD program, in April 2012 we paid the required $1.1 million application fee in support of our application for six domain strings under ICANN's new gTLD Program. A declining percentage of these evaluation fees are refundable if any application is withdrawn prior to our executing a registry agreement with ICANN. In May 2012 we withdrew two of our applications and under the terms of the New gTLD application process have received a full refund of $0.4 million against these applications. While there can be no assurance that we will be awarded any gTLDs, we have determined that the applications embody probable economic benefit and they have been capitalized and are included in prepaid expenses and deposits at September 30, 2012. As part of the New gTLD Program, we may elect to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which we expect to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life.

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

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective January 2012, registry fees for the .com and .net registrations were increased by the registry to $7.85 and $5.11 respectively. In November 2012 Verisign renewed its agreement with ICANN to serve as the authoritative registry operator for the .com registry until November 2018. Under the terms of the renewal, Verisign agreed to continue the current pricing of $7.85 per domain name registration throughout the term of the agreement and in December 2012, announced their intention, effective July 1, 2013, to increase the registry fee for .net to $5.62. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2012 (“Fiscal 2012”), includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:
•	Wholesale (Domain Service and other Value-Added Services);
•	Retail (Hover and Ting); and
•	Portfolio (Domain Portfolio monetization and sales).

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2012, we had $18.9 million in goodwill related to our acquisitions and $16.4 million in intangible assets. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as one operating segment with three distinct service offerings, being Wholesale, Retail and Portfolio.

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

We account for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill and certain intangible assets impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and certain intangible assets recorded on our balance sheet may exist.

With regards to property, equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2012 and 2011.

Our 2012 annual goodwill impairment analysis, which we performed for our reporting unit as of December 31, 2012, did not result in an impairment charge.

We determined the estimated fair value for our reporting unit using  the market approach that is based on the publicly traded common shares of the Company to estimate fair value. The carrying value was greater than the fair value, therefore no impairment exists and the second step was not performed. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2012 and 2011.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2012	2011

Wholesale
Domain Services	$87,434,450	$76,201,058
Value Added Services	10,586,460	9,268,460
Total Wholesale	98,020,910	85,469,518

Retail	10,740,844	5,263,118
Portfolio	5,965,147	6,332,331
	$114,726,901	$97,064,967
Increase over prior period	$17,661,934
Increase - percentage	18%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2012	2011

Wholesale
Domain Services	76%	78%
Value Added Services	10%	10%
Total Wholesale	86%	88%

Retail	9%	5%
Portfolio	5%	7%
	100%	100%

Total net revenues for Fiscal 2012 increased by $17.7 million, or 18%, to $114.7 million from $97.1 million for the fiscal year ended December 31, 2011 (“Fiscal 2011”). Deferred revenue from domain name registrations and other Internet services at December 31, 2012 increased to $71.0 million from $69.2 million at December 31, 2011. Deferred revenue has been impacted by the transfer of a significant number of names by certain of our customers from our registrar accreditation to their own registrar accreditation. This required us to recognize all remaining deferred revenue associated with the transferred domain names during the current year.

No customer accounted for more than 10% of revenue during Fiscal 2012 and, at December 31, 2012, no customer accounted more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During Fiscal 2012, Wholesale revenue increased by $12.6 million, or 15%, to $98.0 million when compared to Fiscal 2011, primarily as a result of OpenSRS Domain Service revenue increasing by $11.2 million or 15% to $87.4 million. These increases resulted primarily from our success in attracting customers with increased transaction volumes, the impact of the transfer of a significant number of names certain of our customers from our registrar accreditation to their own registrar accreditation, the contribution from the EPAG acquisition that we completed during the third quarter of last year and the impact of our passing on the 7% registration fee increase implemented in January 2012 for registration fees paid to certain registries.

Value-Added Services increased by $1.3 million or 14% to $10.6 million when compared to Fiscal 2011. These increases resulted primarily from the sale of domain names and advertising from the OpenSRS Domain Expiry Stream and increased digital certificate sales.

During Fiscal 2012, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.6 million transactions to 9.2 million when compared to Fiscal 2011. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

As of December 31, 2012, the total domain names under our management increased by 0.2 million to 10.6 million, when compared to December 31, 2011. This increase was impacted by certain of our customers transferring a significant number of domain names from our registrar accreditation to their own registrar accreditation. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of December 31, 2012, we managed 3.4 million domain names on behalf of other accredited registrars, an increase of 2.0 million compared to the 1.4 million we managed as of December 31, 2011. The increase is attributable to one of our accredited registrars transferring 1.8 million domain names they were directly managing under their own accreditation onto our platform.

Retail

Net revenues from Retail for Fiscal 2012, as compared to Fiscal 2011, increased by $5.5 million to $10.7 million. This increase reflects the impact of $4.0 million in Ting's mobile device and service sales made during Fiscal 2012 as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

As of December 31, 2012, Ting had approximately 10,000 customers and approximately 15,000 mobile devices under our management.

Portfolio

During Fiscal 2012, Portfolio revenue decreased by $0.4 million, or 5%, to $6.0 million when compared to Fiscal 2011. This decrease primarily resulted from advertising and other revenue through our two ad-supported content sites, butterscotch.com and tucows.com decreasing by $0.8 million and the delivery of third-party advertisements on parked pages decreasing by $0.4 million. These decreases were partially offset by the increase in sales of domain names from our domain name portfolio. The decrease in revenue from our ad-supported sites was primarily the result of certain of our vendors electing not to repeat market development programs that they undertook during Fiscal 2011 while parked pages advertising declined as a result of the impact our domain name sales have on our advertising revenue.  The increase in portfolio sales primarily reflects the timing of portfolio domain name sales and may not be repeatable in future quarters. The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from our Portfolio is driven by general macroeconomic factors that affect Internet advertising. Our advertising revenues are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

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

Retail

Costs of revenues for our provision and management of Internet services through our retail site, Hover.com, include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

The costs of revenue for Ting's mobile phone service include hardware (the cost of devices sold to our customers) and network services (our customers' voice, messaging and data usage) provided by our Mobile Network Operator.

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

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2012	2011

Wholesale
Domain Services	$73,168,196	$63,491,433
Value Added Services	2,032,328	1,969,374
Total Wholesale	75,200,524	65,460,807

Retail	6,804,863	1,881,063
Portfolio	832,008	746,517
Network, other costs	4,925,058	4,837,650
Network, depreciation and amortization costs	755,280	836,045
	$88,517,733	$73,762,082
Increase over prior period	$14,755,651
Increase - percentage	20%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2012	2011

Wholesale
Domain Services	83%	86%
Value Added Services	2%	3%
Total Wholesale	85%	89%

Retail	8%	2%
Portfolio	1%	1%
Network, other costs	5%	7%
Network, depreciation and amortization costs	1%	1%
	100%	100%

Total cost of revenues for Fiscal 2012 increased by $14.8 million, or 20%, to $88.5 million from $73.8 million in Fiscal 2011 primarily the result of increased sales volumes. Prepaid domain registration and other Internet services fees as of December 31, 2012 increased by $1.7 million, or 3%, to $57.5 million from $55.8 million at December 31, 2011.

Wholesale

Costs for Wholesale for Fiscal 2012 increased by $9.7 million, or 15%, to $75.2 million, when compared to Fiscal 2011.

This increase was primarily the result of increased domain registration volumes and increases in registration fees paid to the registries that were implemented in January 2012 experienced during Fiscal 2012 when compared to Fiscal 2011.

Retail

Costs for Retail for Fiscal 2012, increased by $4.9 million, to $6.8 million, when compared to Fiscal 2011. This increase resulted primarily from an additional cost of $4.1 million incurred in Ting mobile device and service sales made during the year, as well as the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio remained relatively flat at $0.8 million for Fiscal 2012 as compared to Fiscal 2011.

Network Costs

Network costs remained relatively flat at $6.5 million for Fiscal 2012 as compared to Fiscal 2011.

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

	Year ended December 31,
	2012	2011
Sales and marketing	$8,701,446	$7,442,681
Increase over prior period	$1,258,765
Increase - percentage	17%
Percentage of net revenues	8%	8%

Sales and marketing expenses for Fiscal 2012 increased by $1.3 million, or 17%, to $8.7 million as compared to Fiscal 2011.This increase primarily related to costs associated with the addition of Ting customers and the acquisition of EPAG in August 2011.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2013 to increase slightly, in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to meet future opportunities in the marketplace.

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

	Year ended December 31,
	2012	2011
Technical operations and development	$4,302,820	$4,868,228
Decrease over prior period	$(565,408)

Decrease - percentage	(12)%
Percentage of net revenues	4%	5%

Technical operations and development expenses for Fiscal 2012 decreased by $0.6 million, or 12%, to $4.3 million when compared to Fiscal 2011. These decreases primarily resulted from a decrease in workforce costs.

We expect technical operations and development expenses for the year ended December 31, 2013 (“Fiscal 2013”), in absolute dollars, to increase slightly when compared to Fiscal 2012.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2012	2011
General and administrative	$6,610,819	$6,096,596
Increase over prior period	$514,223
Increase - percentage	8%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2012 increased by $0.5 million, or 8%, to $6.6 million as compared to Fiscal 2011. This increase was primarily the result of incremental workforce related costs as well as additional costs incurred in processing a higher volume of credit cards.

We expect general and administrative expenses for Fiscal 2013, in absolute dollars, to increase slightly when compared to Fiscal 2012.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2012	2011
Depreciation of property and equipment	$190,420	$187,005
Increase over prior period	$3,415
Increase - percentage	2%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2012 remained essentially flat at $0.2 million.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2012	2011
Loss on disposition of property and equipment	$118,944	$42,165
Increase over prior period	$76,779
Increase - percentage	182%
Percentage of net revenues	0%	0%

As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during Fiscal 2012, which resulted in a loss on the disposition of such equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2012	2011
Amortization of intangible assets	$876,120	$1,004,950
Decrease over prior period	$(128,830)
Decrease - percentage	(13)%
Percentage of net revenues	1%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Mailbank.com Inc. in June 2006, the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG in August 2011.

The brand and customer relationships acquired in connection with the acquisitions of Boardtown Corporation, Innerwise Inc. and EPAG are being amortized on a straight-line basis over seven years.

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

As we do not comply with the documentation requirements for hedge accounting on certain of our foreign exchange contracts, we account for the fair value of the derivative instruments on these contracts within the consolidated balance sheet as a derivative financial asset or liability and the corresponding change in fair value is recorded in the consolidated statement of operations.

	Year ended December 31,
	2012	2011
Loss (gain) on currency forward contracts	$(682,851)	$535,223
(Decrease) increase over prior period	$(1,218,074)
(Decrease) /increase - percentage	(228)%
Percentage of net revenues	(1)%	1%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through April 2014. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for Fiscal 2012 was a net gain of $1.1 million compared to a net loss of $1.5 million for Fiscal 2011. This impact of the fair value adjustment on unrealized foreign exchange on these contracts was partially offset by a realized loss upon settlement of currency forward contracts of $0.4 million for Fiscal 2012 and a realized gain of $1.0 million for Fiscal 2011.

At December 31, 2012, our balance sheet reflects a derivative instrument asset of $0.4 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2012	2011
Other income (expense), net	$336,848	$324,573
Increase over prior period	$12,275
Increase - percentage	4%
Percentage of net revenues	0%	0%

Other income for Fiscal 2012 increased by $12,000, to $0.3 million, as compared with Fiscal 2011. This primarily resulted from our selling certain intangible assets with no book value for $0.5 million during Fiscal 2012. This increase was partially offset by the $0.4 million we received during Fiscal 2011 from the third party who is commercializing the Infonautics patents we assigned to them in 2002, undertaking a routine audit of one of their licensees.

In addition, other income for Fiscal 2012 decreased when compared to Fiscal 2011 as a result of the interest payable pursuant to the terms of our credit facility with the Bank of Montreal.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2012	2011
Provision for (recovery of) income taxes	$2,004,156	$(2,719,621)
Increase in provision over prior period	$4,723,777
Increase - percentage	(174)%
Percentage of net revenues	2%	(3)%

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement carrying values and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fiscal 2012 includes tax on profits of $2.1 million, offset by a recovery of $0.1 million related to investment tax credits.

Our Fiscal 2011 provision included a deferred tax recovery of $3.6 million related to the full release of our remaining valuation allowances. In addition, our Fiscal 2011 provision included a recovery of $0.2 million related to revisions of prior year estimates and a recovery of $0.04 million related to investment tax credits earned during the period. This was offset by a provision for Fiscal 2011 tax on profits of $1.1 million.

We had approximately $0.4 million of total gross unrecognized tax benefit as of December 31, 2012 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2011, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes, unrecognized tax benefits for potential 2012 research and development tax credits as well as prior year German income tax. We will record the tax benefit of the 2012 research and development claim once we have reasonable assurance that it is more likely than not that all or a portion of the benefit arising from the claim will be realized.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

OTHER COMPREHENSIVE INCOME

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2012	2011
Comprehensive income	$44,104	$-
Increase in provision over prior period	$44,104
Increase - percentage	(100)%
Percentage of net revenues	0%	-%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2011	2010

Wholesale
Domain Services	$76,201,058	$64,977,121
Value Added Services	9,268,460	8,978,922
Total Wholesale	85,469,518	73,956,043

Retail	5,263,118	4,559,833
Portfolio	6,332,331	6,062,629
	$97,064,967	$84,578,505
Increase over prior period	$12,486,462
Increase - percentage	15%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2011	2010

Wholesale
Domain Services	78%	77%
Value Added Services	10%	11%
Total Wholesale	88%	88%

Retail	5%	5%
Portfolio	7%	7%
	100%	100%

Total net revenues for Fiscal 2011 increased by $12.5 million, or 15%, to $97.1 million from $84.6 million for the year ended December 31, 2010 (“Fiscal 2010”). Deferred revenue from domain name registrations and other Internet services at December 31, 2011 increased to $69.2 million from $62.6 million at December 31, 2010.

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

Wholesale

During Fiscal 2011, OpenSRS revenue increased by $11.5 million, or 16% to $85.5 million when compared to Fiscal 2010 primarily as a result of OpenSRS domain revenue increasing by $11.2 million or 17% to $76.2 million. This increase is primarily attributable to our success in attracting customers with increased transaction volumes, the impact of the EPAG acquisition and the impact of the 7% registration fee increase implemented in July 2010 for registration fees paid to certain registries. In addition, email revenue increased by $0.3 million or 12% to $2.6 million and other services increased by $0.4 million or 10% to $4.8 million as a result of market development funds vendors have provided us to expand or maintain the market position for their services. Other service increases in future periods may not be commensurate with what we have achieved during past periods as our vendor partners may elect to cancel or amend their marketing programs at any time. These increases were partially offset by $0.4 million as a result of the timing of domain name sales from the OpenSRS Domain Expiry Stream.

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

Portfolio

During Fiscal 2011, Portfolio revenue increased by $0.3 million, or 4%, to $6.3 million when compared to Fiscal 2010. This primarily resulted from increases in domain name sales from our portfolio of $0.6 million being partially offset by lower advertising and other revenue through our two ad-supported content sites, butterscotch.com and tucows.com, decreasing by $0.2 million and the delivery of third-party advertisements on parked pages decreasing by $0.1 million.

Hover

Net revenues from Hover for Fiscal 2011 as compared to Fiscal 2010 increased by $0.7 million, or 15%, to $5.3 million. We believe that this increase reflects the success of our marketing initiatives and improved website in attracting new customers and retaining existing ones.

COST OF REVENUES

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2011	2010

Wholesale
Domain Services	$63,491,433	$54,087,893
Value Added Services	1,969,374	1,996,317
Total Wholesale	65,460,807	56,084,210

Retail	1,881,063	1,527,727
Portfolio	746,517	882,912
Network, other costs	4,837,650	4,648,899
Network, depreciation and amortization costs	836,045	1,331,576
	$73,762,082	$64,475,324
Increase over prior period	$9,286,758
Increase - percentage	14%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2011	2010

Wholesale
Domain Services	86%	85%
Value Added Services	3%	3%
Total Wholesale	89%	88%

Retail	2%	2%
Portfolio	1%	1%
Network, other costs	7%	7%
Network, depreciation and amortization costs	1%	2%
	100%	100%

Total cost of revenues for Fiscal 2011 increased by $9.3 million, or 14%, to $73.8 million from $64.5 million in Fiscal 2010 primarily the result of increased sales volumes. Prepaid domain registration and other Internet services fees as of December 31, 2011 increased by $6.0 million, or 12%, to $55.8 million from $49.8 million at December 31, 2010.

Wholesale

Costs for Wholesale for Fiscal 2011 increased by $9.4 million, or 17%, to $65.5 million, when compared to Fiscal 2010.

This increase was primarily the result of increased domain registration volumes that were experienced during Fiscal 2011 when compared to Fiscal 2010 and increases in registration fees paid to the registries that were implemented in July 2010.

Retail

Costs for Hover for Fiscal 2011 as compared to Fiscal 2010 increased by $0.4 million, or 23%, to $1.9 million, and primarily reflect our success in attracting new customers and retaining existing ones.

Portfolio

Costs for Portfolio decreased by $0.1 million to $0.8 million, when compared to Fiscal 2010.

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

SALES AND MARKETING

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

TECHNICAL OPERATIONS AND DEVELOPMENT
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

GENERAL AND ADMINISTRATIVE
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

DEPRECIATION OF PROPERTY AND EQUIPMENT
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

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement carrying value and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

We had approximately $0.2 million of total gross unrecognized tax benefit as of December 31, 2011 and $0.2 million of total gross unrecognized tax benefit as of December 31, 2010, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes as well as unrecognized tax benefits for potential 2011 research and development tax credits. We will record the tax benefit of the 2011 research and development claim once we have reasonable assurance that it is more likely than not that all or a portion of the benefit arising from the claim will be realized.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and capital resources

As of December 31, 2012, our cash and cash equivalents balance remained flat at $6.4 million when compared to December 31, 2011. Our principal sources of liquidity during Fiscal 2012 was net cash provided by operating activities of $6.3 million, the proceeds of $0.5 million we received on the sale of certain intangible assets with no book value and our credit facility with the Bank of Montreal (the “Bank” or “BMO”).

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on November 19, 2012, and which provide us with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities.

The 2012 Demand Loan Facilities are governed by the terms of the Offer Letter, dated as of November 19, 2012, by and between the Company and the Bank and filed with the SEC on November 21, 2012.

Under the terms of the credit facility, our prior revolving demand loan facilities have been amended to provide an aggregate of $14 million in funds available through the 2012 Demand Loan Facilities, which consist of a demand loan revolving facility (“the 2012 DLR Loan”) and a demand loan revolving reducing facility (“ the 2012 DLRR Loan”). The 2012 DLR Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%.   We may elect to pay interest on the 2012 DLRR Loan either at the Bank’s U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. Aggregate advances under the 2012 Demand Loan Facilities may not exceed $14 million and no more than $2 million of such advances may be used to finance repurchases of Company common stock. The 2012 Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears.

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty.  The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose.  Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance.

On July 28, 2011, we drew down $2.5 million on our prior demand loan revolving facility (“ DLR Loan”) to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On December 31, 2011, in accordance with the terms of our prior revolving demand loan facilities, the remaining balance under the 2011 DLR Loan was fully repaid by an equivalent advance made under our prior demand loan revolving reducing loan facility (the “2011 DLRR Loan”). At June 30, 2012, the 2011 DLRR Loan was fully repaid.

During the period ended March 31, 2012, we successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the 2011 DLR Loan in the amount of $4.0 million. Under the terms of the offer, we repurchased an aggregate of 7,570,236 shares of our common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At December 31, 2012, the outstanding balance under the 2012 DLR Loan was $3.7 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2012, we held contracts in the amount of $29.3 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides us with a $1.0 million operating demand loan facility to assist us in meeting our operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. We have also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2012, we had no amounts outstanding under the Operating Demand Loan.

General Terms

Our Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. Our obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of our assets. The Amended Credit Facility also requires that we comply with certain customary non-financial covenants and restrictions. In addition, we have agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, our Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the year ended, December 31, 2012, we were in compliance with these covenants.

Cash Flow from Operating Activities

Year ended December 31, 2012
Net cash inflows from operating activities were $6.3 million, an increase of 8% when compared to the prior year. Net income during Fiscal 2012 was $6.0 million, which included non-cash charges and recoveries of $1.6 million such as a provision for deferred tax, gain on currency forward contracts, depreciation, amortization and stock-based compensation. The remainder of our source of net cash flow from operating activities was from changes in our working capital, with positive contributions of $4.3 million from movements in deferred revenue, accounts payable, accrued expenses, income taxes recoverable and customer deposits being partially offset by our utilizing $4.0 million to fund deferred registration costs, deposits with registries, accounts receivable and prepaid expenses.

Year ended December 31, 2011
Net cash inflows from operating activities were $5.9 million a decrease of 13% when compared to the prior year. Net income during Fiscal 2011 was $7.1 million, which included non-cash charges and recoveries of $0.9 million such as a deferred tax recovery, a gain on currency forward contracts, depreciation, amortization and stock-based compensation. We deployed an additional $7.1 million in working capital to fund deferred registration costs, deposits with registries, accounts receivable, income taxes recoverable, prepaid expenses and accounts payable which was partially offset by positive contributions of $5.9 million in movements in deferred revenue, accrued expenses and customer deposits.

Year ended December 31, 2010
Net cash inflows from operating activities were $6.8 million, an increase of 5% when compared to the prior year. Net income during Fiscal 2010 was $6.9 million, which included non-cash charges and recoveries of $4.8 million such as a loss on currency forward contracts, depreciation, amortization and stock-based compensation. We deployed an additional $6.9 million in working capital to fund deferred registration costs, accounts receivable, accounts payable and accrued expenses which was partially offset by positive contributions of $6.8 million in movements in deferred revenue, customer deposits and registry deposits.

Cash Flow from Financing Activities

Year ended December 31, 2012
Net cash used in financing activities during Fiscal 2012 totaled $5.8 million as compared to $0.4 million during Fiscal 2011. Net cash of $9.1 million was used to fund the repurchase of 7.6 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 23, 2012 and to repurchase 2.4 million shares under our current Normal Course Issuer Bid during Fiscal  2012. A portion of the amount to fund the modified Dutch auction tender offer was from a $4.0 million draw down on our DLR Loan facility. In addition, during Fiscal 2012, $1.2 million was used to fund principal repayments under our loan agreements. These uses were partially offset by the proceeds of $0.4 million we received on the exercise of options by directors and employees of the Company.

Year ended December 31, 2011
Net cash used in financing activities during Fiscal 2011 totaled $0.4 million which arose out of our using our credit facilities with the Bank. During Fiscal 2011, we fully repaid the remaining $1.3 million that was outstanding on the non-revolving, reducing demand loan facility we utilized to acquire Innerwise Inc. in July 2007. In addition, in July 2011, we utilized $2.5 million of our non-revolving, reducing demand loan facility to fund the acquisition of EPAG and over the balance of the fiscal year repaid $1.7 million of this loan.

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

Cash Flow from Investing Activities

Year ended December 31, 2012
Investing activities during Fiscal 2012 used net cash of $0.5 million; $1.0 million was used to acquire additional property and equipment, which was partially offset by the selling of certain intangible assets with no book value for $0.5 million during Fiscal 2012.

Year ended December 31, 2011
Investing activities during Fiscal 2011 used net cash of $3.2 million; $2.4 million was used to fund the EPAG Domainservices GmbH acquisition and $0.8 million to acquire additional property and equipment.

Year ended December 31, 2010
Investing activities during Fiscal 2010 used $0.6 million to acquire additional property and equipment.

Subsequent events

On January 7, 2013, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on November 21, 2012. Under the terms of the offer, the Company repurchased an aggregate of 4,114,437 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $110,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $5.2 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 31, 2013, the Company had 40,226,875 shares issued and outstanding.

On March 1, 2013 the Company announced the commencement of a Stock Buyback Program, which authorized the repurchase of up to $10 million of its common stock through the NYSE Amex Exchange. All shares repurchased under this program are to be immediately retired. The Stock Buyback Program will terminate on February 28, 2014.

Off Balance Sheet Arrangements and Contractual Obligations

We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2012 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2012. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

Although our functional currency is the U.S. dollar, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. Accordingly, we have entered into foreign exchange contracts to mitigate the exchange rate risk on portions of our non-hedged Canadian dollar exposure. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at June 30, 2012, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.

At December 31, 2012, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January – March, 2013	6,000,000	1.0277	193,941
April – June, 2013	5,270,000	1.0300	171,739
July - September, 2013	4,930,000	1.0047	22,820
October - December, 2013	5,480,000	1.0071	24,444
January – March, 2014	5,720,000	1.0095	24,218
April – May, 2014	1,940,000	1.0109	7,620
Total	$29,340,000	1.0157	$444,782

As of December 31, 2012 the Company has $29.3 million of outstanding foreign exchange forward contracts which will convert to CDN $29.8  million. Of these contracts, $15.1 million met the requirements for hedge accounting (2011 – NIL).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended December 31, 2012. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended December 31, 2012. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended December 31, 2012 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tucows. There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Allen Karp	Co-Chairman of the Board since September 2012 and Director since October 2005

Mr. Karp, 73, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp is a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sits on the audit committee. Mr. Karp is Chairman of the Board of Directors of IBI Group Inc., and is Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and has served as Chairman of its Corporate Governance Committee since 2007.

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

Rawleigh H. Ralls	Co-Chairman of the Board since September 2012 and Director since May 2009

Mr. Ralls, 51, is a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical, Knowledge Factor, and Mocapay, Inc.

Mr. Ralls has a wealth of industry experience, most notably the experience that he gained through his leadership of Netidentity.com. In addition, Mr. Ralls contributes a unique perspective to the Board’s discussions and considerations based on the two decades of investing and portfolio management experience. All of these attributes qualify Mr. Ralls to be a director of Tucows.

Stanley Stern	Chairman of the Board from August 2001 to May 2012 and Director since January 2000

Mr. Stern, 56, has been a Managing Director and Head of Investment Banking, Technology and Financial Institutions, with Oppenheimer & Co. Inc., an investment banking firm, since April 2004. From February 2002 to March 2004, Mr. Stern served as a Managing Director and Head of Investment with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as Managing Director of STI Ventures Advisory USA Inc. and as a member of the Board of Directors and the investment committee of STI Ventures, a venture capital company focusing on the high technology market.

Mr. Stern has extensive experience with technology based companies in the context of his investment banking experience and has an in-depth knowledge of the Company’s business strategy and management team, all of which qualify him to be a director of Tucows.

Eugene Fiume	Director since June 2005

Mr. Fiume, 55, has been a professor since 1995 and was a past Chair from 1998 to 2004 of the Department of Computer Science at the University of Toronto, where he also co-directs the Dynamic Graphics Project. He is the director of the Department’s professional master’s programme.

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

Mr. Gissin, 54, has served since 2010 as a managing partner in Helios Energy Investment, a Renewable Energy investment fund, and since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Ito, 47, is the director of the MIT Media Lab. He is also the Chairman of Creative Commons, where he has served on the board since April 2008 and is a co-founder of Digital Garage, where he has served on the board since September 2006. Since June 2012, Mr. Ito has been a member of the Board of Directors of the New York Times Corporation.

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

Dr. Morrisett, 83, served as a director and as a member of the audit and compensation committees of Infonautics, Inc., our predecessor, beginning in February 1994. Dr. Morrisett also served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Inc., a Delaware corporation (“Tucows Delaware”), in August 2001 and became Tucows Inc. He is the co-founder of the Children’s Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

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

Mr. Noss, 51, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 51, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Mr. Karp and Mr. Ralls, two of our independent directors, serve as Co-Chairmen of the Board. The Board does not have a lead independent director. Our Board currently consists of nine directors, eight of whom the Board has determined are “independent” within the meaning of the independence requirements prescribed by the listing standards of NYSE Amex. In making this determination with respect to Mr. Ralls, the board considered whether his beneficial ownership of Tucows equity securities constituted a material relationship with the Company that would impair his independence, and concluded that he was independent. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our corporate governance, nominating and compensation committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

Our Board of Directors met six times during Fiscal 2012. Our Board of Directors also took action by unanimous written consent on two occasions during Fiscal 2012. With the exception of Mr. Ito, each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2012.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Since May 2012, Mr. Karp has been responsible for chairing the executive sessions. Prior to May 2012, Mr. Stern assumed this responsibility.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2012 annual meeting of shareholders in person while the remainder of the Board of Directors were available by teleconference.

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

The audit committee currently consists of Mr. Schwartz (Chair), Mr. Karp and Dr. Morrisett, all of whom are independent directors as defined in Section 121A of the NYSE Amex listing standards.

The audit committee held five meetings during Fiscal 2012. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2012. The audit committee’s purposes are:

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

Each of the members of our Audit Committee is an independent director and satisfies the independence standards specified in Section 803 of the NYSE MKT listing requirements and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements including balance sheets, income statements and cash flow statements. Additionally, the Board of Directors has determined that Mr. Schwartz qualifies as an “audit committee financial expert” as defined under Item 407(d)(v) of Regulation S-K. The Board of Directors has adopted a written charter for the Audit Committee, which the Audit Committee has reviewed and determined to be in compliance with the rules set forth in the NYSE Amex listing requirements and which is available at tucowsinc.com.

The corporate governance, nomination and compensation committee currently consists of Mr. Karp (Chair), Mr. Schwartz, and Mr. Ralls, all of whom are independent directors as defined in Section 121A of the NYSE Amex listing standards.

The committee held two meetings during Fiscal 2012. The corporate governance, nomination and compensation committee also took action by unanimous written consent on one occasion during the 2012 fiscal year. The corporate governance, nomination and compensation committee’s purposes are:

•	To recommend and review the compensation structure for the Company’s senior executives, including the Chief Executive Officer;

•	To review employee compensation and benefit programs, including risk oversight;

•	To develop and recommend to the Board a set of corporate governance guidelines applicable to the Company and to periodically review the guidelines;

•	To oversee the Board’s annual evaluation of its performance and the performance of the other Board committees;

•	To advise the Board regarding membership and operations of the Board; and

•
To identify individuals qualified to serve as members of the Board, to select, subject to ratification of the Board, the director nominees for the next annual meeting of shareholders and to recommend to the Board individuals to fill vacancies on the Board.

The corporate governance, nominating and compensation committee may delegate authority to one or more members of the committee or one or more members of management when appropriate, but no such delegation is allowed if the authority is required by law, regulation or listing standard to be exercised by the corporate governance, nominating and compensation committee as a whole. Each of the members of our corporate governance, nominating and compensation committee are independent directors as defined in Section 803 of the NYSE MKT listing standards.  The Board of Directors has adopted a written charter for the corporate governance, nominating and compensation committee, which the corporate governance, nominating and compensation committee has reviewed and determined to be in compliance with the rules set forth in the NYSE MKT listing requirements and which is available at tucowsinc.com.

In considering candidates for nomination, our Board of Directors shall seek individuals who evidence strength of character, mature judgment and the ability to work collegially with others. Furthermore, it is the policy of our Board of Directors that it endeavor to have directors who collectively possess a broad range of skills, expertise, industry and other knowledge and business and other experience useful to the effective oversight of our business; therefore, in considering whether to nominate a person for election as a director, the independent directors and our Board of Directors will consider, among other factors, the contribution such person can make to the collective competencies of the Board based on such person’s background. In determining whether to nominate a current director for re-election, the Board will take into account these same criteria as well as the director’s past performance, including his or her participation in and contributions to the activities of the Board.

Shareholder nominations to the Board

Our corporate governance, nominating and compensation committee is responsible for identifying potential nominees to the Board, and will consider any candidate proposed in good faith by one of our shareholders.  As set forth in the charter of the corporate governance, nominating and compensation committee, recommendations submitted by the Company’s shareholders shall be timely submitted, along with the following to the attention of the Chairperson of the corporate governance, nominating and compensation committee at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada, the following:

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

In order for a shareholder nominee to be considered by the corporate governance, nominating and compensation committee, the shareholder nomination must be delivered at least 120 days before the date on which we first mailed our proxy materials for our prior year’s annual meeting of shareholders. Subject to compliance with statutory or regulatory requirements, our Board of Directors does not expect that candidates recommended by shareholders will be evaluated in a different manner than other candidates.

Ethics policy for senior officers

Our Board of Directors has adopted an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the ethics policy for senior officers can be obtained without charge from our Internet web site at tucowsinc.com.

Communications with the Board of Directors

We provide an informal process for shareholders to send communications to our Board of Directors. If you wish to communicate with our Board of Directors, you may send correspondence to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada. The Secretary will submit your correspondence to one of the co-chairman of the Board of Directors, the chairman of the appropriate committee, or the appropriate individual director, as applicable.

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

Equity compensation

Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the “2006 Plan”), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock- based compensation for our Non-employee directors is governed by the 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the “1996 Plan”). All options granted under the automatic formula grants are immediately exercisable, have an exercise price equal to the fair market value per common shares as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the Amended and Restated 2006 Plan as follows:

•	on the date each non-employee director becomes a director, he or she is granted options to purchase 17,500 shares of our common stock;

•	on the date each director becomes a member of the audit committee, he or she is granted options to purchase 15,000 shares of our common stock;

•	on the date each director becomes a member of the corporate governance, nomination and compensation committee, he or she is granted options to purchase 10,000 shares of our common stock;

•
on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 15,000 of our common stock;

Non-Equity compensation

The co-chairman of our Board receives an annual fee of $15,000 each. All non-employee directors receive an annual fee of $15,000. Non-employee directors who serve as members of our audit committee receive an annual fee of $10,000 with the chairman of our audit committee receiving an additional $4,000. Non-employee directors who serve on our corporate governance, nomination and compensation committee, receive an annual fee of $10,000 with the chairman of our corporate governance, nomination and compensation committee receiving an additional $4,000. In addition, all non-employee directors receive the following meeting attendance fees:

Director meeting attendance fees:
May Board Meeting Personal Attendance Fee (inclusive of Committee fees)	$6,000
November Board Meeting Personal Attendance Fee (inclusive of Committee fees)	$4,000
Regularly Scheduled Telephonic Board Meeting Attendance Fees (per meeting)	$750
Regularly Scheduled Telephonic Audit Committee Meeting Attendance Fees (per meeting)	$400
Regularly Scheduled Telephonic Corporate Governance, Nomination and Compensation Committee Meeting Attendance Fees (per meeting)	$400

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

The table below shows all compensation paid to each of our non-employee directors during 2012. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	All other compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Stanley Stern	29,800	6,060	—	35,860
Eugene Fiume	18,750	6,060	—	24,810
Erez Gissin	18,750	6,060	—	24,810
Joichi Ito	11,250	8,333	—	19,583
Allen Karp	46,210	11,363	—	57,573
Lloyd Morrisett	36,750	6,060	—	42,810
Rawleigh Ralls	26,043	17,423	—	43,466
Jeffrey Schwartz	38,750	11,363	—	50,113
	226,303	72,722	—	299,025

(1)
On September 11, 2012 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $1.38. All these options remained outstanding at December 31, 2012 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 9 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2012.

Stock ownership of management

We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the SEC on specified due dates. With respect to Fiscal 2012, reports of transactions by all directors, officers and such beneficial holders were timely filed, with the exceptions of Mr. Karp, who failed to timely file his Form 4 with respect to the purchase of 10,000 shares of common stock upon the exercise of options, and Messrs. Noss, Cooperman and Woroch, who failed to timely file their Forms 4 with respect to grants of options. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent of our outstanding common stock as reported in their filings with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Summary compensation table

The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during 2012. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2011 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.0004 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2012.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2012	350,860	200,470	—	23,070	10,495	584,895
President and Chief Executive Officer	2011	345,090	93,405	—	14,385	10,636	463,516
Michael Cooperman	2012	274,890	142,493	—	23,070	12,295	452,748
Chief Financial Officer	2011	270,315	64,417	—	14,385	12,459	361,576
David Woroch	2012	228,909	147,491	—	23,070	8,696	408,166
Vice President, Sales	2011	224,309	64,417	—	14,385	8,812	311,923

(1)	Represents bonus earned during the fiscal years ended December 31, 2012, 2011 and 2010.

Of the 2012 amount, the following amounts will be paid in February 2013:

Elliot Noss	$95,589
Michael Cooperman	$62,975
David Woroch	$65,787

Of the 2011 amount, the following amounts were paid in March 2012:

Elliot Noss	$25,443
Michael Cooperman	$17,547
David Woroch	$17,547

(2)
Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 9 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(3)
Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 9 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(4)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2012	1,499	8,996	—	10,495
	2011	1,519	9,117	—	10,636
Michael Cooperman	2012	1,499	8,397	2,399	12,295
	2011	1,519	8,509	2,431	12,459
David Woroch	2012	1,499	7,197	—	8,696
	2011	1,519	7,293	—	8,812

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2012:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Elliot Noss	214,575	—	0.37	8/5/13
	223,991	—	0.37	8/5/13
	1,394,738	—	0.37	8/5/13
	76,500	—	0.36	8/4/13
	200,000	—	0.58	8/10/14
	150,000	—	0.85	3/18/14
	60,000	—	0.60	5/22/15
	64,000	64,000	0.70	5/16/17
	8,750	26,250	0.73	8/14/18
	—	30,000	1.38	5/17/19
	2,392,554	120,250

Michael Cooperman	621,475	—	0.37	8/5/13
	150,000	—	0.58	8/10/14
	120,000	—	0.85	3/18/14
	75,000	—	0.60	5/22/15
	64,000	64,000	0.70	5/16/17
	8,750	26,250	0.73	8/14/18
	—	30,000	1.38	5/17/19
	1,039,225	120,250

David Woroch	30,000	—	0.36	8/4/13
	60,000	—	0.58	8/10/14
	80,000	—	0.85	3/18/14
	65,000	—	0.60	5/22/15
	64,000	64,000	0.70	5/16/17
	8,750	26,250	0.73	8/14/18
	—	30,000	1.38	5/17/19
	307,750	120,250

The stock options grants listed in the above table were issued under our 1996 Plan as well as under our 2006 Plan.

Under the 1996 Plan, these options vest over a period of four years and have a 10 year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% after the first year, with the remaining 75% vesting evenly at each month end over the next 36 months, becoming fully exercisable after the fourth year.

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

Elliot Noss(1)	2012	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$681,074	$2,481,074
Bonus Plan(3)		339,864	339,864
Acceleration of Unvested Equity Awards(4)		67,798	67,798
Benefits(5)
Car Allowance		8,996	8,996
Healthcare Flexible Spending Account		1,499	1,499
Health club		—	—
		$1,099,231	$2,899,231

Michael Cooperman(1)	2012	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$422,351	$1,322,351
Bonus Plan(3)		177,262	177,262
Acceleration of Unvested Equity Awards(4)		60,685	67,798
Benefits(5)
Car Allowance		8,397	8,397
Healthcare Flexible Spending Account		1,499	1,499
Health club		2,399	2,399
		$672,593	$1,579,706

David Woroch(1)	2012	Termination without Cause	Change in Control
Compensation
Base Salary/Severance(2)		$332,024	$332,024
Bonus Plan(3)		175,430	175,430
Acceleration of Unvested Equity Awards(4)		13,325	13,325
Benefits(5)
Car Allowance		7,197	7,197
Healthcare Flexible Spending Account		1,499	1,499
Health club		—	—
		$529,475	$529,475

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2012

(2)
Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 24 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2012 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)
For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 30, 2012, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2012 was $1.44.

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

A “change in control” is generally defined as:

•	the acquisition of 50% or more of our common stock;

•	a change in the majority of our Board of Directors unless approved by the incumbent directors (other than as a result of a contested election); and

•	certain reorganizations, mergers, consolidations, liquidations or dissolutions, unless certain requirements are met regarding continuing ownership of our outstanding common stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 5, 2013, by each of our chief executive officer, our two other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 5, 2013	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	820,254	(2)	2,392,554	3,212,808	7.5%
Michael Cooperman	148,850	(3)	1,039,225	1,188,075	2.9%
David Woroch	260,000		307,750	567,750	1.4%
Stanley Stern	213,850		182,500	396,350	*
Eugene Fiume	5,000		110,000	115,000	*
Erez Gissin	15,000		140,000	155,000	*
Joichi Ito	—		105,000	105,000	*
Allen Karp	40,000	(4)	207,500	247,500	*
Lloyd Morrisett	120,000	(5)	227,500	347,500	*
Rawleigh Ralls	4,250,000	(6)	115,000	4,365,000	10.8%
Jeffrey Schwartz	15,000		197,500	212,500	*
All directors and executive officers as a group (13 persons)	5,888,154		5,500,029	11,388,183	24.9%

*	Less than 1%.

(1)	Based on 40,213,850 shares outstanding as of March 5, 2013, adjusted for shares of common stock beneficially owned but not yet issued.

(2)
Includes an aggregate of 786,883 shares of common stock that are indirectly owned by Mr. Noss. Of these shares, Mr. Noss and his wife share investment and voting power over 90,072 shares held in three RRSP accounts belonging to Mr. Noss’ wife, 589,942 shares are held in Mr. Noss’ RRSP accounts and 106,869 shares are held by two separate family trusts for which Mr. Noss is the trustee.

(3)	Includes 148,750 shares of common stock that are held in Mr. Cooperman’s RRSP account.

(4)	These shares of common stock are directly owned by Mr. Karp’s wife.

(5)	These shares of common stock are owned jointly by Dr. Morrisett and his wife.

(6)
Includes an aggregate of 4,250,000 shares of common stock that are indirectly owned by Mr. Ralls. Of these shares, 225,000 shares are held in Mr. Ralls’ IRA account, 25,000 shares are held in Mrs Ralls’ IRA account and 4,000,000 are held by Lacuna Hedge Fund LLLP (“Lacuna Hedge”) and are indirectly owned by Lacuna, LLC (“Lacuna LLC”) and Lacuna Hedge GP LLLP (“Lacuna Hedge GP”). Lacuna LLC is the sole general partner of Lacuna Hedge GP, which is the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Company. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

Principal shareholders.

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 5, 2012.
	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Lacuna, LLC 1100 Spruce Street, Suite 202 Boulder, CO 80302	4,000,000	(2)	9.9%

Elliot Noss 96 Mowat Avenue Toronto, ON M6K 3M1	3,212,808	(3)	7.5%

(1)	Based on 40,213,850 shares outstanding as of March 5, 2013.

(2)
As disclosed on Form 4, filed with the SEC on August 20, 2012 by Mr. Ralls. These shares are held by Lacuna Hedge Fund LLLP (“Lacuna Hedge”) and are indirectly owned by Lacuna, LLC (“Lacuna LLC”) and Lacuna Hedge GP LLLP (“Lacuna Hedge GP”). Lacuna LLC serves as the sole general partner of Lacuna Hedge GP, which serves as the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Issuer. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

(3)
As disclosed on Form 4A, filed with the SEC on February 26, 2013 by Mr. Noss. These shares includes an aggregate of 786,883 shares of common stock that are indirectly owned by Mr. Noss. Of these shares, Mr. Noss and his wife share investment and voting power over 90,072 shares held in three RRSP accounts belonging to Mr. Noss’ wife, 589,942 shares are held in Mr. Noss’ RRSP accounts and 106,869 shares are held by two separate family trusts for which Mr. Noss is the trustee.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	5,038,987	$0.79	1,624,628
1996 Equity Compensation Plan	3,553,699	$0.42	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,592,686	$0.64	1,624,628

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

Director Independence

Our Board of Directors has determined that each of Messrs. Stern, Fiume, Gissin, Ito, Karp, Ralls, Schwarz and Dr. Morrisett are independent directors as defined in Section 121A of the NYSE Amex listing standards. In this Annual Report on Form 10-K, each of these eight directors are referred to individually as an “independent director” and collectively as the “independent directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2012 and 2011 are set forth below:

	2012 Fees	2011 Fees
Audit Fees(1)	$265,500	$228,700
Audit-Related Fees	—	25,300
Tax Fees(2)	127,000	109,000
All Other Fees	—	—
Total Fees	$392,500	$363,000

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our Quarterly Reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements.  The financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.           Financial Statement Schedules.  Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.           Exhibits.  The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in the footnotes below.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
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

10.7
Registrar Accreditation Agreement, effective as of June 25, 2005, as amended June 22, 2009, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.7 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 22, 2011).

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

10.19
Offer Letter, dated November 19, 2012, between Tucwos.com Co. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on November 21, 2012).

10.20
Amended and Restated Supplemental Agreement, dated December 14, 2012, between Tucows.com Co., Tucows (Delaware), Inc. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.21
Guaranty, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.22
Security Agreement, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December  20, 2012).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1#	Chief Executive Officer’s Section 1350 Certification.

32.2#	Chief Financial Officer’s Section 1350 Certification.

*	Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

#	Filed herewith.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

/s/ Elliot Noss	/s/ Michael Cooperman
Elliot Noss	Michael Cooperman
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 15, 2013	March 15, 2013

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tucows Inc.:

We have audited the accompanying consolidated balance sheets of Tucows Inc., as of December 31, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Accountants, Licensed Public Accountants Toronto, Canada

March 12, 2013

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$6,415,679	$6,408,209
Accounts receivable, net of allowance for doubtful accounts of $73,970 as of December 31, 2012 and $57,415 as of December 31, 2011	4,413,265	3,880,184
Inventory	587,104	205,597
Prepaid expenses and deposits	5,081,408	3,756,308
Derivative instrument asset, current portion (note 4)	412,944	-
Prepaid domain name registry and ancillary services fees, current portion	45,170,167	43,209,033
Income taxes recoverable	1,730,631	867,093
Total current assets	63,811,198	58,326,424

Derivative instrument asset, long-term portion (note 4)	31,838	87,023
Prepaid domain name registry and ancillary services fees, long-term portion	12,318,723	12,600,154
Property and equipment (note 5)	1,352,144	1,437,564
Deferred financing charges	-	2,300
Deferred tax asset, long-term portion (note 10)	5,970,462	6,880,377
Intangible assets (note 6)	16,415,651	17,482,590
Goodwill (note 3)	18,873,127	18,873,127
Total assets	$118,773,143	$115,689,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,928,459	$1,051,115
Accrued liabilities	2,522,229	2,081,968
Customer deposits	4,955,671	4,202,899
Derivative instrument liability, current portion (note 4)	-	781,027
Loan payable, current portion (note 7)	3,700,000	850,000
Deferred revenue, current portion	54,997,887	52,683,546
Accreditation fees payable, current portion	512,847	555,869
Deferred tax liability, current portion (note 10)	914,429	880,008
Income taxes payable (note10)	1,255,108	158,258
Total current liabilities	70,786,630	63,244,690

Derivative instrument liability, long-term portion (note 4)	-	5,479
Deferred revenue, long-term portion	16,002,464	16,492,155
Accreditation fees payable, long-term portion	145,592	156,061
Deferred rent, long-term portion	54,150	26,487
Deferred tax liability, long-term portion (note 10)	5,234,100	5,345,700

Stockholders' equity (note 8)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-

Common stock - no par value, 250,000,000 shares authorized; 44,322,159 shares issued and outstanding as of December 31, 2012 and 53,497,584 shares issued and outstanding as of December 31, 2011	10,084,417	11,358,959
Additional paid-in capital	33,931,529	40,994,013
Deficit	(17,509,843)	(21,933,985)
Accumulated other comprehensive income	44,104	-
Total stockholders' equity	26,550,207	30,418,987
Total liabilities and stockholders' equity	$118,773,143	$115,689,559

Commitments and contingencies (note 13)

Subsequent events (note 15)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2012	2011	2010

Net revenues (note 16)	$114,726,901	$97,064,967	$84,578,505

Cost of revenues (note 16):
Cost of revenues	82,837,395	68,088,387	58,494,849
Network expenses (*)	4,925,058	4,837,650	4,648,899
Depreciation of property and equipment	611,640	750,455	1,032,368
Amortization of intangible assets	143,640	85,590	299,208
Total cost of revenues	88,517,733	73,762,082	64,475,324

Gross profit	26,209,168	23,302,885	20,103,181

Expenses:
Sales and marketing (*)	8,701,446	7,442,681	7,217,754
Technical operations and development (*)	4,302,820	4,868,228	4,577,898
General and administrative (*)	6,610,819	6,096,596	5,123,074
Depreciation of property and equipment	190,420	187,005	170,844
Loss on disposition of property and equipment	118,944	42,165	-
Amortization of intangible assets	876,120	1,004,950	1,442,160
Loss (gain) on currency forward contracts (note 2(l))	(682,851)	535,223	(872,539)
Total expenses	20,117,718	20,176,848	17,659,191

Income from operations	6,091,450	3,126,037	2,443,990

Other income (expense):
Interest expense, net	(192,863)	(50,404)	(116,197)
Other income, net (note 11)	529,711	374,977	-
Total other income (expense)	336,848	324,573	(116,197)

Income before provision for income taxes	6,428,298	3,450,610	2,327,793

Provision for (recovery of) income taxes (note 10)	2,004,156	(2,719,621)	210,845

Net income	4,424,142	6,170,231	2,116,948

Other comprehensive income, net of tax of $22,975	$44,104	-	-

Comprehensive income for the year	$4,468,246	$6,170,231	$2,116,948

Basic earnings per common share (note 12)	$0.10	$0.12	$0.04

Shares used in computing basic earnings per common share (note 12)	45,832,862	53,454,675	57,982,248

Diluted earnings per common share (note 12)	$0.09	$0.11	$0.04

Shares used in computing diluted earnings per common share (note 12)	49,134,944	55,749,433	59,955,788

(*) Stock-based compensation has been included in operating expenses as follows:

Netwrok expenses	$24,480	$22,972	$22,406
Sales and marketing	$92,168	$91,244	$96,300
Technical operations and development	$59,141	$51,984	$71,012
General and administrative	$184,910	$144,756	$210,284

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2009	67,080,353	$14,030,384	$47,287,351	$(30,221,164)	$-	$31,096,571

Exercise of stock options	33,678	27,350	(12,541)	-	-	14,809
Repurchase and retirement of shares (note 8)	(13,664,340)	(2,732,868)	(6,974,225)	-	-	(9,707,093)
Cancellation of restricted stock	(1,100)	-	-	-	-	-
Stock-based compensation (note 9)	-	-	400,002	-	-	400,002
Net income	-	-	-	2,116,948	-	2,116,948
Balances, December 31, 2010	53,448,591	11,324,866	40,700,587	(28,104,216)	-	23,921,237

Exercise of stock options	73,708	38,846	(7,500)	-	-	31,346
Repurchase and retirement of shares (note 8)	(23,765)	(4,753)	(13,689)	-	-	(18,442)
Cancellation of restricted stock	(950)	-	-	-	-	-
Other proceeds	-	-	3,659	-	-	3,659
Stock-based compensation (note 9)	-	-	310,956	-	-	310,956
Net income	-	-	-	6,170,231	-	6,170,231
Balances, December 31, 2011	53,497,584	11,358,959	40,994,013	(21,933,985)	-	30,418,987

Exercise of stock options	766,340	713,746	(295,638)	-	-	418,108
Repurchase and retirement of shares (note 8)	(9,941,440)	(1,988,288)	(7,127,545)	-	-	(9,115,833)
Cancellation of restricted stock	(325)	-	-	-	-	-
Stock-based compensation (note 9)	-	-	360,699	-	-	360,699
Net income	-	-	-	4,424,142	-	4,424,142
Other comprehensive income	-	-	-	-	44,104	44,104

Balances, December 31, 2012	44,322,159	$10,084,417	$33,931,529	$(17,509,843)	$44,104	$26,550,207

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2012	2011	2010
Cash provided by:
Operating activities:
Net income for the year	$4,424,142	$6,170,231	$2,116,948
Items not involving cash:
Depreciation of property and equipment	802,060	937,460	1,203,212
Loss on disposition of property and equipment	118,944	42,165	-
Amortization of deferred financing charges	2,300	13,300	25,400
Amortization of intangible assets	1,019,760	1,090,540	1,741,368
Deferred income taxes (recovery)	832,736	(3,046,669)	-
Deferred rent	27,663	26,487	-
Acquisition of domain names	(3,664)	-	-
Disposal of domain names	50,843	34,071	31,584
Gain on disposition of intangible assets	(508,800)	-	-
(Gain) loss on change in the fair value of forward contracts	(1,100,161)	1,533,443	1,370,710
Stock-based compensation	360,699	310,956	400,002
Change in non-cash operating working capital:
Accounts receivable	(533,081)	(270,594)	(199,950)
Inventory	(381,507)	(205,597)	-
Prepaid expenses and deposits	(1,325,100)	(923,909)	135,046
Prepaid domain name registry and ancillary services fees	(1,679,703)	(4,855,039)	(6,114,599)
Income taxes recoverable	233,312	(261,215)	54,000
Accounts payable	931,467	(611,532)	(35,210)
Accrued liabilities	547,590	515,931	(571,930)
Customer deposits	752,772	209,984	335,995
Deferred revenue	1,824,650	5,179,716	6,260,225
Accreditation fees payable	(53,491)	(4,460)	16,114

Net cash provided by operating activities	6,343,431	5,885,269	6,768,915

Financing activities:
Proceeds received on exercise of stock options	418,108	31,346	14,809
Repurchase of common stock	(9,115,833)	(18,442)	(9,707,093)
Proceeds received on short swing sale	-	3,659	-
Proceeds received on loan payable	4,000,000	2,530,000	-
Repayment of loan payable	(1,150,000)	(2,985,883)	(1,914,242)

Net cash used in financing activities	(5,847,725)	(439,320)	(11,606,526)

Investing activities:
Additions to property and equipment	(997,036)	(851,008)	(589,054)
Acquisition of EPAG Domainservices GMBH, net of cash acquired	-	(2,392,461)	-
Proceeds on disposal of intangible assets	508,800	-	-
Net cash (used in) provided by investing activities	(488,236)	(3,243,469)	(589,054)

Increase (decrease) in cash and cash equivalents	7,470	2,202,480	(5,426,665)

Cash and cash equivalents, beginning of year	6,408,209	4,205,729	9,632,394

Cash and cash equivalents, end of year	$6,415,679	$6,408,209	$4,205,729

Supplemental cash flow information:

Interest paid	$195,509	$53,166	$116,242
Income taxes paid	$1,025,000	$550,000	$200,685

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$96,515	$257,967	$273,333

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

2. Significant accounting policies:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise noted. Certain of the prior year comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

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

(d) Inventory

Inventory primarily consists of mobile devices and other accessories, and is stated at the lower of cost or net realizable value. Cost is determined based on actual cost of the mobile device or accessory shipped.

The net realizable value of inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, we may be required to write down the value of inventory.

(e) Property and equipment

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

(f) Goodwill and Intangible assets

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

Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2012, the Company had goodwill of $18.9 million. The Company completed its latest annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2012, 2011 and 2010.

The Company has other finite life intangible assets consisting of patented and non-patented technologies. These intangible assets are amortized over their expected economic lives. The lives are determined based upon the expected use of the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite- lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2012 and 2011.

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

(k) Translation of foreign currency transactions

The Company’s functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. A foreign exchange gain amounting to $8,000 has been recorded in general and administrative expenses during the year ended December 31, 2012 (“Fiscal 2012”). A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2011 (“Fiscal 2011”). A foreign exchange gain amounting to $0.1 million has been recorded in general and administrative expenses during the years ended December 31, 2010 (“Fiscal 2010”).

(l) Derivative Financial Instruments

During Fiscal 2102, we used derivative financial instruments to manage foreign currency exchange risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated and other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

For certain contracts, the Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges and has, therefore, accounted for such forward foreign exchange contracts at their fair values with the changes in fair value recorded in net income. The fair value of the forward exchange contracts are determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company and the counterparty credit risk.

(m) Product development costs

Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use as follows: costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. During the years ended December 31, 2012, 2011 and 2010, the Company did not capitalize any amounts of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

(n) Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized net income in the year that includes the enactment date. A valuation allowance is recorded if it is not “more likely than not” that some portion of or all of a deferred tax asset will be realized.

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

(o) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in net income for 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

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

(q) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and forward foreign exchange contracts. Cash equivalents and restricted cash consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2011, 2010 or 2009. No customers accounted for 10% of accounts receivable at December 31, 2012, one customer accounted for 16% of accounts receivable at December 31, 2011, and three customers accounted for 35% of accounts receivable at December 31, 2010. All of these accounts receivable have subsequently been collected.

(r) Fair values of financial assets and financial liabilities

The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accreditation fees payable, customer deposits and accrued liabilities (level 2 measurements) approximate their carrying values due to the relatively short periods to maturity of the instruments.

The fair value of the forward exchange contracts are determined using an estimated credit-adjusted mark-to-market valuation (a level 2 measurement) which takes into consideration the Company and the counterparty credit risk.

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

(t) Reclassifications

Beginning in the first quarter of 2012, Tucows reclassified its revenue streams into three distinct service offerings: Wholesale, Retail and Portfolio. The realignment is intended to better reflect the manner in which these revenue streams are generated and assessed by management. The comparatives for Fiscals 2011 and 2010 have been updated to reflect this reclassification.

Recent Accounting Pronouncements Adopted

Comprehensive Income

The Company adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), effective January 1, 2012, ASU 2011-5 was applied retrospectively and requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

Fair Value Measurement and Disclosures

The Company adopted Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (“ASU 2011-04”), effective January 1, 2012 and applied retrospectively, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). The adoption of ASU 2011-08 did not impact the fair value measurements of our assets and/or liabilities.

Testing Goodwill for Impairment

The Company adopted Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), effective January 1, 2012, which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The adoption of ASU 2011-08 did not materially impact the carrying value of our recorded goodwill. The Company will perform its next annual goodwill impairment testing on December 31, 2013.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Business acquisitions:

a.     Acquisition of EPAG Domainservices GMBH:

On August 1, 2011, Tucows (Germany) Inc. (“Tucows Germany”), one of the Company’s wholly owned subsidiaries, acquired 100% of the outstanding capital stock of EPAG, from QSC AG. EPAG, based in Bonn, Germany, is an ICANN-accredited registrar with over 400,000 domains under management and is notable for offering over 200 Top Level Domains (TLDs). Consideration for the acquisition of EPAG was approximately US$2.4 million (€1.7 million to purchase the shares and the settlement of a working capital adjustment of €0.25 million) through an all-cash transaction which was financed by utilizing the Company’s non-revolving, reducing demand loan facility in the amount of US$2.5 million. In August 2011, the Company repaid $1.0 million of this loan. The acquisition consideration is net of cash acquired of US$0.1 million and a loan receivable from EPAG assumed in the amount of US$0.1 million. In connection with the acquisition, the Company incurred approximately US$0.1 million of acquisition costs during the three months ended September 30, 2011 and recorded the expenses in the general and administrative expenses line in the consolidated statement of comprehensive income. These costs include legal and other professional services.

The Company has accounted for the acquisition of EPAG using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has completed the final valuation of the fair value assessment of the assets and liabilities acquired. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and access to additional domain name TLD’s. The goodwill is not expected to be deductible for tax purposes.

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

The amount of EPAG’s revenues and net loss included in Tucows’ Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of January 1, 2010, are set forth below:

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

b.          Goodwill:

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions. Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. Intangible assets, comprising technology, brand, customer relationships and non-competition arrangements related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006, the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG Domainservices GmbH in August 2011, are being amortized on a straight-line basis over periods of two to seven years.

The Company has other finite life intangible assets consisting of patented and non-patented technologies. These intangible assets are amortized over their expected economic lives. The lives are determined based upon the expected use of the asset, the estimated average life of the replacement parts of the reporting unit’s products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	Total
Balances, December 31, 2010	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$—	$17,990,807
Balances, December 31, 2011	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127
Balances, December 31, 2012	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127

The Company accounts for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company completes its goodwill and certain intangible assets impairment test on an annual basis, during the fourth quarter of its fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and certain intangible assets recorded on its balance sheet may exist. The Company determined the estimated fair value for its reporting unit using the market approach that is based on the publicly traded common shares of the Company to estimate fair value. The carrying value was greater than the fair value, therefore no impairment exists and the second step was not performed.

With regards to property, equipment and definite life intangible assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured as the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time. There was no impairment recorded on definite-life intangible assets and property and equipment during 2012 and 2011. As of December 31, 2012, the Company had $16.4 million in intangible assets.

4. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered in to a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, rent and payments to a Canadian domain name registry supplier that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2012, is recorded as derivative instrument assets and liabilities.

As of December 31, 2012, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $29.3 million, of which $15.1 million met the requirements of ASC Topic 815 and were designated as hedges (December 31, 2011 - $30.4 million of which none were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2012, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see note 14)

	Balance Sheet	Year ended December 31, 2012 Fair Value Asset	Year ended December 31, 2011 Fair Value Asset
Derivatives	Location	(Liability)	(Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$377,703	$—

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$67,079	$(699,483)

Total foreign currency forward contracts	Derivative instruments	$444,782	$(699,483)

Effects of derivative instruments on income and other comprehensive income (OCI)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts	$44,104	—	—	—	—

5. Property and equipment:

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
Computer equipment	$6,529,764	$7,348,211
Computer software	1,157,609	2,659,331
Furniture and equipment	542,213	403,953
	8,229,586	10,411,495
Less:
Accumulated depreciation	6,877,442	8,973,931
	$1,352,144	$1,437,564

Depreciation of property and equipment:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Depreciation of property and equipment	$802,060	$937,460	$1,203,212

6. Intangible assets:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances are being amortized, on a straight-line basis over the term of the intangible assets, as reflected in the table below.

Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total
Balances, December 31, 2010	$25,720	$519,780	$2,133,260	$12,125,918	$2,078,723	$16,883,401
Additions to/(disposals from) domain portfolio, net	—	—	—	(5,841)	(28,230)	(34,071)
Acquisition of EPAG Domainservices GmbH	287,300	215,475	1,221,025	—	—	1,723,800
Amortization expense	(85,590)	(163,325)	(841,625)	—	—	(1,090,540)
Balances, December 31, 2011	227,430	571,930	2,512,660	12,120,077	2,050,493	17,482,590
Additions to/(disposals from) domain portfolio, net	—	—	—	(10,060)	(37,119)	(47,179)
Amortization expense	(143,640)	(173,640)	(702,480)	—	—	(1,019,760)
Balances, December 31, 2012	$83,790	$398,290	$1,810,180	$12,110,017	$2,013,374	$16,415,651

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2013	$959,910
2014	596,620
2015	205,320
2016	205,320
2017	205,320
Total	$2,172,490

Indefinite life intangible assets represent domain names acquired from third parties and surname and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses a discounted cash flow or income approach to estimate the fair value of its indefinite life intangible assets. In the discounted cash flow approach, expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company’s expected long-term operating and cash flow performance. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2012, the Company had indefinite life assets of $14.1 million. The Company completed its latest annual impairment test and fair value analysis for indefinite life intangible assets, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2012, 2011 and 2010.

7. Loan payable:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank” or “BMO”) that were amended on November 19, 2012, and which provide it with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities.

The 2012 Demand Loan Facilities are governed by the terms of the Offer Letter, dated as of November 19, 2012, by and between the Company and the Bank and filed with the SEC on November 21, 2012.

Under the terms of the Amended Credit Facility, our prior demand loan facilities have been amended to provide an aggregate of $14 million in funds available through the 2012 Demand Loan Facilities, which consist of a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”). The 2012 DLR Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. The Company may elect to pay interest on the 2012 DLRR Loan either at the Bank’s U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. Aggregate advances under the 2012 Demand Loan Facilities may not exceed $14 million and no more than $2 million of such advances may be used to finance repurchases of Company common stock. The 2012 Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears.

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance.

On July 28, 2011, the Company drew down $2.5 million on our prior demand loan revolving facility (the “2011 DLR Loan”) to fund the acquisition of EPAG as more fully described under Note 3, Business acquisitions. On December 31, 2011, in accordance with the terms of our prior revolving demand loan facilities, the remaining balance under the 2011 DLR Loan was fully repaid by an equivalent advance made under our prior demand loan revolving reducing facility (the “2011 DLRR Loan”). At June 30, 2012, the 2011 DLRR Loan was fully repaid.

During the period ended March 31, 2012, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the 2011 DLR Loan in the amount of $4.0 million. Under the terms of the offer, the Company repurchased an aggregate of 7,570,236 shares of its common stock at a purchase price of $0.77 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. At December 31, 2012, the outstanding balance under the 2012 DLR Loan was $3.7 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2012, the Company held contracts in the amount of $29.3 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2012, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the year ended, December 31, 2012, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

2013	1,000,000
2014	1,000,000
2015	1,000,000
2016	700,000

8. Common shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2012, there were 44,322,159 shares of common stock outstanding.

Repurchase of common shares:

(a)           Modified Dutch Tender Offers:

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

(b)           Normal Course Issuer Bids:

On November 11, 2011 the Company commenced an NCIB which authorized the repurchase up to 3,840,000 shares of its common stock. During Fiscal 2011 the Company repurchased 23,765 of its common shares under the NCIB at an average purchase price of $0.78 per share, for a total of $18,442. The purchase price and all transaction costs were funded from available cash. All shares repurchased under the NCIB were immediately retired. This NCIB was suspended upon the commencement of the modified Dutch auction tender offer on December 15, 2011.

On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 11, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 3,840,000 shares of the Company's common stock over the 12-month period that commenced on November 15, 2011. The Company repurchased 2,371,204 shares under this program during the year ended December 31, 2012.

9. Stock option plans:

The Company’s 1996 Stock Option Plan (the “1996 Plan”) was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the 1996 Plan was 11,150,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued under the 1996 Plan vest over a four-year period. The 1996 Plan expired on February 25, 2006; no options were issued from this plan after that date.

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the 2006 Plan is 5.0 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares which have been set aside for issuance by an additional 1.9 million shares to 6.9 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which are immediately exercisable and have a five year term.

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

The fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was estimated using the following assumptions:

	Year ended December 31,
	2012	2011	2010
Volatility	52.1%	73.7%	71.9%
Risk-free interest rate	0.5%	0.8%	1.9%
Expected life (in years)	4.0	4.0	4.4
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.56	$0.38	$0.39

Details of stock option transactions are as follows:

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	8,746,041	$0.57	8,272,249	$0.56	7,213,977	$0.56
Granted	779,000	1.36	706,000	0.74	1,804,000	0.69
Exercised	(766,340)	0.55	(73,708)	0.43	(33,678)	0.44
Forfeited	(163,001)	0.80	(98,500)	0.69	(204,959)	0.66
Expired	(3,014)	0.44	(60,000)	0.80	(507,091)	1.02
Outstanding, end of year	8,592,686	$0.64	8,746,041	$0.57	8,272,249	$0.56
Options exercisable, end of year	7,090,892	$0.57	7,042,415	$0.54	6,205,248	$0.51

The stock options expire at various dates through 2019.

As of December 31, 2012, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31	-	$0.48	3,130,574	$0.38	0.6	$3,333,310	3,130,574	$0.38	$3,333,310
$0.56	-	$0.75	3,790,112	$0.66	3.3	2,970,677	2,823,318	$0.64	2,264,948
$0.80	-	$1.38	1,672,000	$1.08	3.4	594,960	1,137,000	$0.96	548,010
			8,592,686	$0.64		$6,898,947	7,090,892	$0.57	$6,146,268

Total unrecognized compensation cost relating to unvested stock options at December 31, 2012, prior to the consideration of expected forfeitures, is approximately $0.6 million and is expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $296,000, $25,000 and $10,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2012, 2011 and 2010 was $418,108, $31,346 and $14,809 respectively.

The Company recorded stock-based compensation amounting to $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010 respectively.

10. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income for the year before provision for income taxes	$6,428,298	$3,450,610	$2,327,793
Computed expected tax expense	$2,185,621	$1,173,207	$791,450
Increase (reduction) in income tax expense resulting from:
State income taxes	16,071	8,627	5,819
Permanent differences, including foreign exchange	21,728	13,700	(22,812)
Investment tax credits recovered	(106,941)	(41,833)	(50,311)
Other, including alternative minimum tax and adjustments to opening deferred tax assets	(112,323)	(218,252)	82,928
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	—	(3,655,070)	(596,229)
Provision for (recovery of) income taxes	$2,004,156	$(2,719,621)	$210,845

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are presented below:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Deferred revenue	$5,429,220	$5,648,563
Amortization	541,242	1,231,814
Total gross deferred tax assets	5,970,462	6,880,377
Less valuation allowance	—	—
Net deferred tax assets	$5,970,462	$6,880,377
Deferred income tax asset, current portion	—	—
Deferred income tax asset, long-term portion	5,970,462	6,880,377
	$5,970,462	$6,880,377
Deferred tax liabilities:
Reserves and other	$(914,429)	$(880,008)
Limited life intangible assets	(394,100)	(505,700)
Indefinite life intangible assets	(4,840,000)	(4,840,000)
Total deferred tax liabilities	(6,148,529)	(6,225,708)
Less deferred tax liability, current portion	(914,429)	(880,008)
Deferred tax liability, long-term portion	$(5,234,100)	$(5,345,700)

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

At December 31, 2012 Tucows’ unrecognized tax benefits amounted to $0.4 million, which if recognized would favorably affect the income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant US state taxes, unrecognized tax benefits for potential 2012 research and development tax credits as well as prior year German income tax. We will record the tax benefit of the 2012 research and development claim once we have reasonable assurance that it is more likely than not that all or a portion of the benefit arising from the claim will be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any significant interest and penalties accrued as of January 1, 2011 and December 31, 2012.

Tucows believes that it is reasonably possible that $0.4 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the foreign tax authorities will finalize their review of prior years’ taxes owing in Pennsylvania and Germany respectively and that the 2012 ITC claim will be filed and assessed within that period.

The following is a reconciliation of Tucows’ change in uncertain tax position under ASC 740, “Income Taxes”:

Total Gross Unrecognized Tax Benefits
Balance as at December 31, 2011	$167,000
Increase in uncertain tax benefits for the current year	100,000
Increase in uncertain tax benefits for the prior year	165,000
Decrease in uncertain tax benefits of prior years	(50,000)
Balance as at December 31, 2012	$382,000

11. Other income, net:

In 2002, various patents which were acquired by us in the merger with Infonautics in 2001 were assigned to an unrelated third party. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2011 we received an amount of $0.4 million. No amount was received during the years ended December 31, 2012 and 2010.

In March 2012, we received an amount of $0.5 million on the sale of certain intangible assets with no book value.

12. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Numerator for basic and diluted earnings per common share:
Net income for the year	$4,424,142	$6,170,231	$2,116,948
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	45,832,862	53,454,675	57,982,248
Effect of stock options	3,302,082	2,294,758	1,973,540
Diluted weighted average number of shares outstanding	49,134,944	55,749,433	59,955,788
Basic earnings per common share	$0.10	$0.12	$0.04
Diluted earnings per common share	$0.09	$0.11	$0.04

Options to purchase 755,187 common shares were outstanding during 2012 (2011: 3,148,750; 2010: 2,937,000) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2013 to 2018 were still outstanding at the end of 2012.

13. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

2013	$2,017,000
2014	1,543,000
2015	1,481,000
2016	995,000
2017	953,000
Thereafter	1,584,000

Rental expense under operating lease agreements was $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b)           In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as of December 31, 2012 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2012:

	December 31, 2012
	Fair Value Measurement Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument asset	$—	$444,782	$—	$444,782
Total Assets	$—	$444,782	$—	$444,782

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

15. Subsequent events:

On January 7, 2013, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on November 21, 2012. Under the terms of the offer, the Company repurchased an aggregate of 4,114,437 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $110,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $5.2 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 31, 2013, the Company had 40,226,875 shares issued and outstanding.

16. Supplemental information:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2012	2011	2010
Wholesale:
Domain Services	$87,434,450	$76,201,058	$64,977,121
Value Added Services	10,586,460	9,268,460	8,978,922
Total Wholesale	98,020,910	85,469,518	73,956,043
Retail	10,740,844	5,263,118	4,559,833
Portfolio	5,965,147	6,332,331	6,062,629
	$114,726,901	$97,064,967	$84,578,505

During the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10% of total revenue. As at December 31, 2012, no customers accounted for more than 10% of accounts receivable, as at December 31, 2011, one customer accounted for 16% of accounts receivable, while as at December 31, 2010, three customers accounted for 35% of accounts receivable.

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2012	2011	2010
Wholesale:
Domain Services	$73,168,196	$63,491,433	$54,087,893
Value Added Services	2,032,328	1,969,374	1,996,317
Total Wholesale	75,200,524	65,460,807	56,084,210
Retail	6,804,863	1,881,063	1,527,727
Portfolio	832,008	746,517	882,912
Network, other costs	4,925,058	4,837,650	4,648,899
Network, depreciation and amortization costs	755,280	836,045	1,331,576
	$88,517,733	$73,762,082	$64,475,324

(c)           The following is a summary of the Company’s property and equipment by geographic region:

	Year ended December 31,
	2012	2011
Canada	$1,026,570	$1,027,122
United States	306,679	390,231
Germany	18,895	20,211
	$1,352,144	$1,437,564

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	Year ended December 31,
	2012	2011
Canada	$1,062,100	$1,732,900
Germany	1,230,160	1,579,120
	$2,292,260	$3,312,020

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2012	2011
Canada	$5,970,462	$6,880,377
	$5,970,462	$6,880,377

(f)           Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, including provision for credit notes
2012	$62,415	$16,555	$—	$78,970
2011	$65,000	$(2,585)	$—	$62,415
2010	$115,000	$(50,000)	$—	$65,000

Valuation allowance for deferred tax asset:
2012	$—	$—	$—	$—
2011	$3,655,070	$(3,655,070)	$—	$—
2010	$4,251,000	$(595,930)	$—	$3,655,070

EXHIBIT INDEX

Exhibit No.	Description
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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
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

10.7
Registrar Accreditation Agreement, effective as of June 25, 2005, as amended June 22, 2009, by and between the Internet Corporation for Assigned Names and Numbers and Tucows.com Co. (Incorporated by reference to Exhibit 10.7 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 22, 2011).

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

10.19
Offer Letter, dated November 19, 2012, between Tucwos.com Co. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on November 21, 2012).

10.20
Amended and Restated Supplemental Agreement, dated December 14, 2012, between Tucows.com Co., Tucows (Delaware), Inc. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.21
Guaranty, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.22
Security Agreement, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.3 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December  20, 2012).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1#	Chief Executive Officer’s Section 1350 Certification.

32.2#	Chief Financial Officer’s Section 1350 Certification.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

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

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 15, 2013
Elliot Noss	(Principal Executive Officer) and Director

/s/ Michael Cooperman	Chief Financial Officer (Principal	March 15, 2013
Michael Cooperman	Financial and Accounting Officer)

/s/ Stanley Stern	Director	March 15, 2013
Stanley Stern

/s/ Eugene Fiume	Director	March 15, 2013
Eugene Fiume

/s/ Erez Gissin	Director	March 15, 2013
Erez Gissin

/s/ Joichi Ito	Director	March 15, 2013
Joichi Ito

/s/ Allen Karp	Director	March 15, 2013
Allen Karp

/s/ Lloyd N. Morrisett	Director	March 15, 2013
Lloyd N. Morrisett

/s/ Rawleigh Ralls	Director	March 15, 2013
Rawleigh Ralls

/s/ Jeffrey Schwartz	Director	March 15, 2013
Jeffrey Schwartz