Form 10-Q
period 2013-03-31
TUCOWS INC /PA/
filed 2013-05-15
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 40,263,709 outstanding shares of common stock, no par value, of the registrant.

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

PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Tucows Inc.
Consolidated Balance Sheets
(Dollar amounts in U.S. dollars)

	March 31 2013	December 31, 2012
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$4,286,319	$6,415,679
Accounts receivable, net of allowance for doubtful accounts of $72,888 as of March 31, 2013 and $73,970 as of December 31, 2012	4,961,583	4,413,265
Inventory	308,804	587,104
Prepaid expenses and deposits	5,419,706	5,081,408
Derivative instrument asset, current portion (note 4)	83,622	412,944
Prepaid domain name registry and ancillary services fees, current portion	46,207,926	45,170,167
Income taxes recoverable	830,631	1,730,631
Total current assets	62,098,591	63,811,198

Derivative instrument asset, long-term portion (note 4)	-	31,838
Prepaid domain name registry and ancillary services fees, long-term portion	12,322,678	12,318,723
Property and equipment	1,675,546	1,352,144
Deferred tax asset, long-term portion (note 7)	5,970,237	5,970,462
Intangible assets (note 5)	16,146,218	16,415,651
Goodwill	18,873,127	18,873,127
Total assets	$117,086,397	$118,773,143

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,599,091	$1,928,459
Accrued liabilities	1,998,027	2,522,229
Customer deposits	4,394,250	4,955,671
Derivative instrument liability, current portion (note 4)	249,155	-
Loan payable, current portion (note 6)	8,100,000	3,700,000
Deferred revenue, current portion	56,417,381	54,997,887
Accreditation fees payable, current portion	561,259	512,847
Deferred tax liability, current portion (note 7)	850,039	914,429
Income taxes payable (note 7)	464,261	1,255,108
Total current liabilities	75,633,463	70,786,630

Derivative instrument liability, long-term portion (note 4)	26,611	-
Deferred revenue, long-term portion	16,002,554	16,002,464
Accreditation fees payable, long-term portion	141,179	145,592
Deferred rent, long-term portion	59,654	54,150
Deferred tax liability, long-term portion (note 7)	5,206,200	5,234,100

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 40,121,797 shares issued and outstanding as of March 31, 2013 and 44,322,159 shares issued and outstanding as of December 31, 2012	9,297,924	10,084,417
Additional paid-in capital	28,293,757	33,931,529
Deficit	(17,433,264)	(17,509,843)
Accumulated other comprehensive income (loss)	(141,681)	44,104
Total stockholders' equity	20,016,736	26,550,207
Total liabilities and stockholders' equity	$117,086,397	$118,773,143

Commitments and contingencies (note 10)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2013	2012
Net revenues (note 9)	$29,985,022	$27,537,306

Cost of revenues (note 9):
Cost of revenues	22,077,899	19,267,125
Network expenses (*)	1,254,213	1,256,890
Depreciation of property and equipment	137,072	147,418
Amortization of intangible assets (note 5)	35,910	35,910
Total cost of revenues	23,505,094	20,707,343

Gross profit	6,479,928	6,829,963

Expenses:
Sales and marketing (*)	2,847,086	2,184,635
Technical operations and development (*)	1,133,830	1,113,145
General and administrative (*)	1,698,632	1,783,453
Depreciation of property and equipment	50,939	47,415
Amortization of intangible assets (note 5)	219,030	219,030
Loss (gain) on currency forward contracts (note 4)	234,638	(562,109)
Total expenses	6,184,155	4,785,569

Income from operations	295,773	2,044,394

Other income (expense):
Interest expense, net	(99,362)	(40,969)
Other income, net	-	508,800
Total other income (expense)	(99,362)	467,831

Income before provision for income taxes	196,411	2,512,225

Provision for income taxes (note 7)	119,832	848,606

Net income	76,579	1,663,619

Other comprehensive income (loss), net of tax of $96,777	$(185,785)	-

Comprehensive income (loss) for the period	$(109,206)	$1,663,619

Basic earnings per common share (note 8)	$0.00	$0.04

Shares used in computing basic earnings per common share (note 8)	40,331,438	46,221,465

Diluted earnings per common share (note 8)	$0.00	$0.03

Shares used in computing diluted earnings per common share (note 8)	44,311,323	48,954,451

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$6,126	$6,046
Sales and marketing	$26,410	$22,782
Technical operations and development	$15,247	$12,843
General and administrative	$27,059	$20,794

See accompanying notes to consolidated financial statements

Tucows Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in U.S. dollars)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash provided by:
Operating activities:
Net income for the period	$76,579	$1,663,619
Items not involving cash:
Depreciation of property and equipment	188,011	194,833
Amortization of deferred financing charges	-	1,500
Amortization of intangible assets	254,940	254,940
Deferred income taxes (recovery)	(92,065)	212,088
Deferred rent	5,504	7,269
Acquisition of domain names	-	(3,664)
Disposal of domain names	14,493	15,738
Gain on disposition of intangible assets	-	(508,800)
(Gain) loss on change in the fair value of forward contracts	451,141	(701,843)
Stock-based compensation	74,842	62,465
Change in non-cash operating working capital:
Accounts receivable	(548,318)	(1,014,729)
Inventory	278,300	-
Prepaid expenses and deposits	(338,298)	(1,108,098)
Prepaid domain name registry and ancillary services fees	(1,041,714)	(2,919,423)
Income taxes recoverable/payable	109,153	619,073
Accounts payable	605,924	913,969
Accrued liabilities	(524,202)	268,911
Customer deposits	(561,421)	257,000
Deferred revenue	1,419,584	3,823,832
Accreditation fees payable	43,999	41,954

Net cash provided by operating activities	416,452	2,080,634

Financing activities:
Proceeds received on exercise of stock options	38,509	130,712
Repurchase of common stock	(6,537,616)	(5,893,447)
Proceeds received on loan payable	5,200,000	4,000,000
Repayment of loan payable	(800,000)	(538,333)

Net cash used in financing activities	(2,099,107)	(2,301,068)

Investing activities:
Additions to property and equipment	(446,705)	(330,273)
Proceeds on disposal of intangible assets	-	508,800
Net cash (used in) provided by investing activities	(446,705)	178,527

Decrease in cash and cash equivalents	(2,129,360)	(41,907)

Cash and cash equivalents, beginning of period	6,415,679	6,408,209

Cash and cash equivalents, end of period	$4,286,319	$6,366,302

Supplemental cash flow information:
Interest paid	$99,504	$41,176

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$161,223	$50,401

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates, email and mobile telephony services through its global Internet-based network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2013 and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in Tucows' 2012 Annual Report on Form 10-K filed with the SEC on March 15, 2013.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

Testing Indefinite-Lived Intangible Assets for Impairment

On January 1, 2013, the Company adopted Accounting Standards Update No. 2012-02, Intangibles —Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that this is the case, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The adoption of ASU 2012-02 did not materially impact the carrying value of our recorded indefinite-lived intangible assets.  The Company will perform its next annual indefinite-lived intangible asset impairment test on December 31, 2013.

Reclassification Out of Accumulated Other Comprehensive Income

The Company adopted Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” (“ASU 2013-02”), effective January 1, 2013 and applied prospectively, which requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The adoption of ASU 2013-02 Company did not materially impact on the Company’s consolidated financial statements.

4. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, rent and payments to a Canadian domain name registry supplier that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2013, is recorded as derivative instrument assets and liabilities.

As of March 31, 2013, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $23.3 million, of which $15.1 million met the requirements of ASC Topic 815 and were designated as hedges (March 31, 2012 - $25.3 million of which none were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended March 31, 2013, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of March 31, 2013	As of December 31, 2012
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(215,483)	$377,703

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$23,339	$67,079

Total foreign currency forward contracts	Derivative instruments	$(192,144)	$444,782

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2013 is as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts	$(185,785)	—	—	—	—

In addition to the above, for those foreign currency forward contracts not designated as hedged, the Company has recorded a gain of $0.1 million and $0.6 million for the three months ended March 31, 2013 and March 31, 2012 respectively in the consolidated statement of operations and comprehensive income.

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

A summary of acquired intangible assets for the three months ended March 31, 2013 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2012	$83,790	$398,290	$1,810,180	$12,110,017	$2,013,374	$16,415,651
Sales of domain names	—	—	—	(1,947)	(12,546)	(14,493)
Amortization expense	(35,910)	(43,410)	(175,620)	—	—	(254,940)
Net book value, March 31, 2013	$47,880	$354,880	$1,634,560	$12,108,070	$2,000,828	$16,146,218

As of March 31, 2013, the accumulated amortization for the definite life intangibles was $4.4 million.

6. LOAN PAYABLE:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank” or “BMO”) that were amended on November 19, 2012, and which provide it with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities.

The 2012 Demand Loan Facilities are governed by the terms of the Offer Letter, dated November 19, 2012, between the Company and the Bank.

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

At December 31, 2012, the outstanding balance under the 2011 DLR Loan was $3.7 million. In accordance with the terms of the Amended Credit Facility, on January 1, 2013, the outstanding balance under the 2011 DLR Loan was fully repaid through an equivalent advance made under the 2012 DLRR Loan. Under the terms of the 2012 DLRR Loan this balance is to be repaid in equal monthly principal payments plus interest through December 31, 2016. At March 31, 2013, the outstanding balance under the 2012 DLRR Loan was $2.9 million.

On January 7, 2013, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the 2012 DLR Loan in the amount of $5.2 million. Under the terms of the offer, the Company repurchased an aggregate of 4,114,121 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. At March 31, 2013, the outstanding balance under the 2012 DLR Loan was $5.2 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2013, the Company held contracts in the amount of $23.3 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of March 31, 2013, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of March 31, 2013, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

Remainder of 2013	750,000
2014	2,300,000
2015	2,300,000
2016	1,450,000
2017	1,300,000

7. INCOME TAXES

For the three months ended March 31, 2013, the Company recorded a provision for income taxes of $0.1 million on income before income taxes of $0.2 million, using an estimated effective tax rate for its 2013 fiscal year adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2012, the Company recorded a provision for income taxes of $0.8 million on income before taxes of $2.5 million, using an estimated effective tax rate for its 2012 fiscal year.

The effective tax rate for the three months ended March 31, 2013 differs from the effective rate for the comparative period ended March 31, 2012 as a result of state taxes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers projected future taxable income, uncertainties related to the industry in which they operate, and tax planning strategies in making this assessment.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.4 million of total gross unrecognized tax benefit as of March 31, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes, unrecognized tax benefits for potential 2012 research and development tax credits as well as prior year German income tax. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2013 and December 31, 2012, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefits will decrease in the next twelve months as it is anticipated that the tax authorities will finalize their review of prior taxes owing in Pennsylvania and Germany and the 2012 Canadian research and development claim will be filed and assessed.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Numerator for basic and diluted earnings per common share:
Net income (loss) for the period	$76,579	$1,663,619
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	40,331,438	46,221,465
Effect of outstanding stock options	3,979,885	2,732,986
Diluted weighted average number of shares outstanding	44,311,323	48,954,451
Basic earnings (loss) per common share	$0.00	$0.04
Diluted earnings (loss) per common share	$0.00	$0.03

For the three months ended March 31, 2013, outstanding options to purchase 633,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended March 31, 2013, 4,114,121 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2012.

During the three months ended March 31, 2013, 143,073 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2013.

During the three months ended March 31, 2012, 7,570,236 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2011.

The computation of earnings per share and diluted earnings per share for the three months ended March 31, 2013 and 2012 include reductions in the number of shares outstanding due to these repurchases.

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2013	2012

Wholesale
Domain Services	$21,895,900	$21,107,976
Value Added Services	2,688,690	2,688,718
Total Wholesale	24,584,590	23,796,694

Retail	4,266,707	1,849,595
Portfolio	1,133,725	1,891,017
	$29,985,022	$27,537,306

During the three months ended March 31, 2013 and 2012, no customer accounted for more than 10% of total revenue. As at March 31, 2013, one customer accounted for 13% of accounts receivable, while as at March 31, 2012, no customer accounted for more than 10% of accounts receivable.

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2013	2012

Wholesale
Domain Services	$18,454,302	$17,620,059
Value Added Services	562,038	507,151
Total Wholesale	19,016,340	18,127,210

Retail	2,860,581	929,760
Portfolio	200,978	210,155
Network, other costs	1,254,213	1,256,890
Network, depreciation and amortization costs	172,982	183,328
	$23,505,094	$20,707,343

(c)           The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2013	December 31, 2012
Canada	$1,272,862	$1,026,570
United States	385,603	306,679
Germany	17,081	18,895
	$1,675,546	$1,352,144

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	March 31, 2013	December 31, 2012
Canada	$834,400	$1,062,100
Germany	1,202,920	1,230,160
	$2,037,320	$2,292,260

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	March 31, 2013	December 31, 2012
Canada	$5,970,237	$5,970,462
	$5,970,237	$5,970,462

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2013 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

11. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended March 31, 2013:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2012	44,322,159	$10,084,417	$33,931,529	$(17,509,843)	$44,104	$26,550,207

Exercise of stock options	56,857	65,009	(26,500)	—	—	38,509
Repurchase and retirement of shares	(4,114,121)	(822,887)	(5,454,854)	—	—	(6,277,741)
Normal Course Issuer Bid	(143,073)	(28,615)	(231,260)			(259,875)
Cancellation of restricted stock	(25)	—	—	—	—	—
Stock-based compensation	—	—	74,842	—	—	74,842
Net income for the period	—	—	—	76,579	—	76,579
Other comprehensive income	—	—	—	—	(185,785)	(185,785)

Balances, March 31, 2013	40,121,797	$9,297,924	$28,293,757	$(17,433,264)	$(141,681)	$20,016,736

On January 7, 2013, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on November 21, 2012. Under the terms of the offer, the Company repurchased an aggregate of 4,114,121 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $5.2 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 31, 2013, the Company had 40,226,875 shares issued and outstanding.

On March 1, 2013, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $10 million of the Company's common stock over the 12-month period that commenced on March 1, 2013. The Company repurchased 143,073 shares under this program during the three month period ended March 31, 2013 for a total of $259,875.

12. SHARE-BASED PAYMENTS

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

During the three months ended March 31, 2013, stock options to purchase 150,000 common shares were granted. During the three months ended March 31, 2012, stock options to purchase 45,000 common shares were granted.

The stock options granted during the three months ended March 31, 2013 expire in 2019.

Details of stock option transactions for the three months ended March 31, 2013 and March 31, 2012 are as follows:
	Three months ended March 31, 2013		Three months ended March 31, 2012
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,592,686	$0.64	8,746,041	$0.57
Granted	150,000	1.44	45,000	1.05
Exercised	(56,857)	0.68	(294,217)	0.44
Forfeited	(13,813)	1.06	(38,125)	0.84
Expired	—	—	—	—
Outstanding, end of period	8,672,016	$0.65	8,458,699	$0.57
Options exercisable, end of period	7,044,598	$0.57	6,746,199	$0.54

As of March 31, 2013, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31	-	$0.48	3,113,904	$0.38	0.4	$4,187,302	3,113,904	$0.38	$4,187,302
$0.56	-	$0.94	4,650,112	$0.69	2.7	4,773,988	3,689,444	$0.69	3,803,637
$1.05	-	$1.44	908,000	$1.37	5.8	317,170	241,250	$1.35	88,337
			8,672,016	$0.65	2.2	$9,278,460	7,044,598	$0.57	$8,079,276

Total unrecognized compensation cost relating to unvested stock options at March 31, 2013, prior to the consideration of expected forfeitures, was approximately $662,000 and is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded stock-based compensation of $74,677 and $62,284 for the three months ended March 31, 2013 and 2012, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

(b)   Restricted stock awards

During the three months ended March 31, 2013, no restricted stock awards were granted to any employees of the Company.

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

All compensation costs relating to restricted stock awards have been recognized at March 31, 2013, prior to the consideration of expected forfeitures.

The Company recorded stock-based compensation associated with restricted stock awards of $165 and $181 for the three months ended March 31, 2013 and 2012, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

	March 31, 2013
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$83,622	$—	$83,622
Total Assets	$—	$83,622	$—	$83,622

Derivative instrument liability	$—	$275,766	$—	$275,766
Total Liabilities	$—	$275,766	$—	$275,766

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2012:

	December 31, 2012
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$444,782	$—	$444,782
Total Assets	$—	$444,782	$—	$444,782

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accreditation fees payable, customer deposits, loan payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The fair value of these financial assets and liabilities is determined using Level 2 inputs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect”, “intend ” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company's foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

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

For the three months ended March 31, 2013 and 2012, we reported revenue of $30.0 million and $27.5 million, respectively. For the three months ended March 31, 2013 and 2012, our OpenSRS domain service offering accounted for 73% and 76% of our total revenue, respectively.

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

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2013(1)	2012(1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations	2,458	2,576

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results see the Net Revenue discussion below.

Domain names under management:

	March 31,
	2013(1)	2012(1)
	(in “000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,718	10,712
Registered using our Resellers' Registrar Accreditations	3,355	1,299
Total domain names under management	14,073	12,011

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results see the Net Revenue discussion below.

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

Under the terms of the New gTLD program, in April 2012 we paid the required $1.1 million application fee in support of our application for six domain strings under ICANN's new gTLD Program. A declining percentage of these evaluation fees are refundable if any application is withdrawn prior to our executing a registry agreement with ICANN. In May 2012 we withdrew two of our applications and under the terms of the New gTLD application process have received a full refund of $0.4 million against these applications. While there can be no assurance that we will be awarded any gTLDs, we have determined that the applications embody probable economic benefit and they have been capitalized and are included in prepaid expenses and deposits at March 31, 2013. As part of the New gTLD Program, we may elect to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which we expect to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life.

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

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. Effective January 2012, registry fees for the .com and .net registrations were increased by the registry to $7.85 and $5.11, respectively. In November 2012, Verisign renewed its agreement with ICANN to serve as the authoritative registry operator for the .com registry until November 2018. Under the terms of the renewal, Verisign agreed to continue the current pricing of $7.85 per domain name registration throughout the term of the agreement and in December 2012, announced their intention, effective July 1, 2013, to increase the registry fee for .net to $5.62. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2012, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At March 31, 2013, we had $18.9 million in goodwill related to our acquisitions and $16.1 million in intangible assets. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as one operating segment with three distinct service offerings, being Wholesale, Retail and Portfolio.

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

With regards to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended March 31, 2013 and 2012.

Our 2012 annual goodwill impairment analysis, which we performed for our reporting unit as of December 31, 2012, did not result in an impairment charge.

We determined the estimated fair value for our reporting unit using the market approach that is based on the publicly traded common shares of the Company to estimate fair value. The fair value was greater than the carrying value, therefore no impairment exists and the second step was not performed. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2013	2012

Wholesale
Domain Services	$21,895,900	$21,107,976
Value Added Services	2,688,690	2,688,718
Total Wholesale	24,584,590	23,796,694

Retail	4,266,707	1,849,595
Portfolio	1,133,725	1,891,017
	$29,985,022	$27,537,306
Increase over prior period	$2,447,716
Increase - percentage	9%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2013	2012

Wholesale
Domain Services	73%	76%
Value Added Services	9%	10%
Total Wholesale	82%	86%

Retail	14%	7%
Portfolio	4%	7%
	100%	100%

Total net revenues for the three months ended March 31, 2013 increased by $2.4 million or 9% to $30.0 million when compared to the three months ended March 31, 2012. Deferred revenue decreased to $72.4 million at March 31, 2013 from $73.0 million at March 31, 2012. Deferred revenue has been impacted by certain of our customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. Deferred revenue from domain name registrations and other services increased by $1.4 million from $71.0 million at December 31, 2012.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2013 and March 31, 2012. At March 31, 2013, one customer accounted for 13% of accounts receivable, and as of March 31, 2012, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

For the three months ended March 31, 2013, Wholesale revenue increased by $0.8 million, or 3%, to $24.6 million when compared to the three months ended March 31, 2012, the result of OpenSRS Domain Service revenue increasing by $0.8 million or 4% to $21.9 million. The increase in OpenSRS Domain Service revenue has been impacted by certain of our customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. In addition, certain marketing initiatives undertaken by both vendors and resellers in fiscal 2012 have either been significantly scaled back or cancelled for fiscal 2013.

Value-Added Services remained relatively flat at $2.7 million for the three months ended March 31, 2013 and 2012 respectively.

During the three months ended March 31, 2013, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed decreased by 0.1 million transactions to 2.5 million when compared to the three months ended March 31, 2012.

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

As of March 31, 2013, the total domain names under our management remained flat at 10.7 million, when compared to March 31, 2012. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of March 31, 2013, we managed 3.4 million domain names on behalf of other accredited registrars, an increase of 2.1 million compared to the 1.3 million we managed as of March 31, 2012. The increase is attributable to one of our accredited registrars transferring 1.8 million domain names they were directly managing under their own accreditation onto our platform.

Retail

Net revenues from Retail for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 increased by $2.4 million to $4.3 million. This increase reflects the impact of $2.3 million in Ting's mobile device and service sales made during the quarter as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

As of March 31, 2013, Ting had 16,000 subscribers and 26,000 mobile devices under its management. During the three months ended March 31, 2013, Ting added 6,000 subscribers and 11,000 devices.

Portfolio

For the three months ended March 31, 2013, Portfolio revenue decreased by $0.8 million to $1.1 million when compared to the three months ended March 31, 2012 primarily resulting from a decrease of $0.5 million in portfolio domain name sales, which was primarily the result of lower sales of big ticket domains.

The market for monetization of domain names is rapidly evolving and is being impacted by uncertainty around the implementation of ICANN’s new gTLD Program.

We have two primary buyers for our domain names - domain investors and businesses. While businesses domain sales continue to grow, we have begun to see evidence of domain investors interest slowing as they attempt to assess the impact the introduction of new gTLD’s may have on their businesses. Accordingly, until the impact of new gTLD’s can be appropriately assessed, we will be shifting our efforts towards appealing more to businesses while continuing to work with domain investors.

The decrease in revenue from our ad-supported sites was primarily the result of certain of our vendors electing not to repeat market development programs that they undertook during fiscal 2012 while parked pages advertising declined as a result of the impact our domain name sales have on our advertising revenue.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2013	2012

Wholesale
Domain Services	$18,454,302	$17,620,059
Value Added Services	562,038	507,151
Total Wholesale	19,016,340	18,127,210

Retail	2,860,581	929,760
Portfolio	200,978	210,155
Network, other costs	1,254,213	1,256,890
Network, depreciation and amortization costs	172,982	183,328
	$23,505,094	$20,707,343
Increase over prior period	$2,797,751
Increase - percentage	14%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended March 31,
	2013	2012

Wholesale
Domain Services	79%	86%
Value Added Services	2%	2%
Total Wholesale	81%	88%

Retail	12%	4%
Portfolio	1%	1%
Network, other costs	5%	6%
Network, depreciation and amortization costs	1%	1%
	100%	100%

Total cost of revenues for the three months ended March 31, 2013 increased by $2.8 million, or 14%, to $23.5 million from $20.7 million for the three months ended March 31, 2012.

Prepaid domain registration and other Internet services fees as of March 31, 2013 decreased by $0.2 million to $58.5 million from $58.7 million at March 31, 2012.

Wholesale

Costs for Wholesale for the three months ended March 31, 2013 increased by $0.9 million, or 5%, to $19.0 million, when compared to the three months ended March 31, 2012.

This increase was primarily the result of increases in registration fees paid to the registries that were implemented on January 15, 2012.

Retail

Costs for Retail for the three months ended March 31, 2013 increased by $1.9 million, to $2.9 million, when compared to the three months ended March 31, 2012. This increase resulted primarily from an additional cost of $2.1 million incurred in Ting mobile device and services sales made during the quarter, as well as the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio remained relatively flat at $0.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Network Costs

Network costs before depreciation and amortization remained relatively flat at $1.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Network depreciation and amortization costs for the three months ended March 31, 2013 remained relatively flat at $0.2 million.

These results reflect our improved efficiency we have achieved in operating and managing our co-location facilities, which has also enabled us to decrease our capital spend on network equipment.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2013	2012
Sales and marketing	$2,847,086	$2,184,635
Increase over prior period	$662,451
Increase - percentage	30%
Percentage of net revenues	9%	8%

Sales and marketing expenses for the three months ended March 31, 2013 increased by $0.7 million, or 30%, to $2.8 million, when compared to the three months ended March 31, 2012. This increase primarily related to workforce costs and marketing expenses incurred with our Ting mobile service offering in the amount of $0.9 million. This increase was partially offset, by an amount of $0.2 million, being predominantly variable people costs in traditional sales and marketing areas of our business.

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

	Three months ended March 31,
	2013	2012
Technical operations and development	$1,133,830	$1,113,145
Increase over prior period	$20,685
Increase - percentage	2%
Percentage of net revenues	4%	4%

Technical operations and development expenses for the three months ended March 31, 2013 remained relatively flat at $1.1 million when compared to the three months ended March 31, 2012.

GENERAL AND ADMINISTRATIVE

	Three months ended March 31,
	2013	2012
General and administrative	$1,698,632	$1,783,453
Decrease over prior period	$(84,821)
Decrease - percentage	(5)%
Percentage of net revenues	6%	6%

General and administrative expenses for the three months ended March 31, 2013 decreased by $0.1 million, or 5%, to $1.7 million as compared to the three months ended March 31, 2012. This decrease was primarily the result of lower workforce related costs and legal expenses in the amount of $0.2 million. This decrease was partially offset by additional costs incurred in processing a higher volume of credit cards in the amount of $0.1 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2013	2012
Depreciation of property and equipment	$50,939	$47,415
Increase over prior period	$3,524
Increase - percentage	7%
Percentage of net revenues	0%	0%

Depreciation costs remained relatively flat at $0.05 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2013	2012
Amortization of intangible assets	$219,030	$219,030
Decrease over prior period	$-
Decrease - percentage	-%
Percentage of net revenues	1%	1%

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

	Three months ended March 31,
	2013	2012
Loss (gain) on currency forward contracts	$234,638	$(562,109)
Increase over prior period	$796,747
Increase - percentage	(142)%
Percentage of net revenues	1%	(2	) %

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through April 2014. The impact of the fair value adjustment on unrealized foreign exchange on these contracts for the three months ended March 31, 2013 was a net loss of $0.4 million compared to a net gain of $0.7 million for the three months ended March 31, 2012. This impact of the fair value adjustment on unrealized foreign exchange on these contracts was partially offset by a realized gain upon settlement of currency forward contracts of $0.1 million for the three months ended March 31, 2013 and a realized loss of $0.1 million for the three months ended March 31, 2012.

At March 31, 2013, our balance sheet reflects a derivative instrument asset of $0.1 million, and a derivative instrument liability of $0.3 million as a result of our existing foreign exchange contracts. At March 31, 2013 the value of our outstanding foreign exchange contracts amounted to $23.3 million. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2013	2012
Other income (expenses), net	$(99,362)	$467,831
Increase over prior period	$(567,193)
Increase - percentage	(121)%
Percentage of net revenues	(0)%	2%

Other expenses for the three months ended March 31, 2013 were $0.1 million when compared to other income of $0.5 million for the three months ended March 31, 2012. This change primarily resulted from our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012. In addition, we incurred interest expenses pursuant to the terms of our credit facility with the Bank of Montreal (as discussed below) of $0.1 million during the three months ended March 31, 2013 compared to $41,000 during the three months ended March 31, 2012.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended March 31,
	2013	2012
Provision for income taxes	$119,832	$848,606
Decrease in provision over prior period	$(728,774)
Decrease - percentage	(86)%
Percentage of income before income tax	61%	34%

For the three months ended March 31, 2013, we recorded a provision for income taxes of $0.1 million on income before income taxes of $0.2 million, using an estimated effective tax rate for our 2013 fiscal year adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2012, we recorded a provision for income taxes of $0.8 million on income before taxes of $2.5 million, using an estimated effective tax rate for our 2012 fiscal year.

The effective tax rate for the three months ended March 31, 2013 differs from the effective rate for the comparative period ended March 31, 2012 as a result of state taxes.

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

We had approximately $0.4 million of total gross unrecognized tax benefit as of March 31, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes, unrecognized tax benefits for potential 2012 research and development tax credits as well as prior year German income tax. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2013 and December 31, 2012, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefits will decrease in the next twelve months as it is anticipated that the tax authorities will finalize their review of prior taxes owing in Pennsylvania and Germany and the 2012 Canadian research and development claim will be filed and assessed.

OTHER COMPREHENSIVE INCOME

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

	Three months ended March 31,
	2013	2012
Other comprehensive income	$(185,785)	$-
Increase in provision over prior period	$(185,785)
Increase - percentage	(100)%
Percentage of net revenues	(1)%	-%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our cash and cash equivalents balance decreased by $2.1 million to $4.3 million when compared to December 31, 2012. Our principal sources of liquidity during the three months ended March 31, 2013 was net cash provided by operating activities of $0.4 million and the proceeds of $5.2 million we received from drawing down on our credit facility with the Bank of Montreal (the “Bank” or “BMO”) to fund the Dutch Tender Offer which closed in January 2013.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on November 19, 2012, and which provide us with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”) that provide for a $14 million, five year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2013, we were in compliance with all our covenants.

As of March 31, 2013, the outstanding principal balance outstanding under our Amended Credit Facility was $8.1 million with $6.9 million still available for borrowing under the facility. In addition, under our Treasury Risk Management Facility we can place approximately $39 million in foreign exchange forward contracts and/or currency options to trade U.S. dollars in exchange for Canadian dollars. As of March 31, 2013, we held contracts in the amount of $23.3 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash inflows from operating activities was $0.4 million, a decrease of 80% or $1.7 million when compared to the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 was $0.1 million, which included non-cash charges and recoveries of $0.8 million such as a provision for deferred tax, gain on currency forward contracts, depreciation, amortization and stock-based compensation. This income was partially offset by changes in our working capital of $0.7 million. Positive contributions of $2.4 million from movements in deferred revenue, accounts payable, prepaid tax and inventory were offset by our utilizing $3.0 million to fund deferred registration costs, a reduction in customer deposits, accounts receivable, lower accruals and prepaid expenses. These changes in our working capital were primarily driven by the timing of payments in the normal business cycle.

Cash Flow from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2013 totaled $2.1 million. Net cash of $6.5 million was used to fund the repurchase of 4.1 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 4, 2013 and to repurchase 0.1 million shares under our current Normal Course Issuer Bid during the three months ended March 31, 2013. In addition, $0.8 million was used to fund principal repayments under our Amended Credit Facility. These uses of funds in financing activities were partially offset by our drawing $5.2 million under our Amended Credit Facility in January 2013 to fund a portion of the modified Dutch auction tender offer.

Net cash used in financing activities during the three months ended March 31, 2012 totaled $2.3 million. Net cash of $5.9 million was used to fund the repurchase of 7.6 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 25, 2012. In addition, $0.5 million was used to fund principal repayments under our Amended Credit Facility. These uses of funds in financing activities were partially offset by our drawing $4.0 million under our Amended Credit Facility in January 2012 to fund a portion of the modified Dutch auction tender offer and the proceeds of $0.1 million received on the exercise of options by our directors and employees during the three months ended March 31, 2012.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2013 used net cash of $0.4 million to acquire additional property and equipment. Investing activities during the three months ended March 31, 2012 provided net cash of $0.3 million by the selling of certain intangible assets with no book value for $0.5 million, which was partially offset by an amount of $0.3 million used to acquire additional property and equipment

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and our loan repayments for at least the next 12 months.

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

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2013. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2013, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April – June, 2013	5,270,000	1.0300	64,983
July – September, 2013	4,930,000	1.0047	(72,654)
October – December, 2013	5,480,000	1.0071	(78,584)
January – March, 2014	5,720,000	1.0095	(79,278)
April 2014	1,940,000	1.0109	(26,611)
Total	$23,340,000	1.0127	$(192,144)

As of March 31, 2013 the Company has $23.3 million of outstanding foreign exchange forward contracts which will convert to CDN $23.6 million. Of these contracts, $15.1 million met the requirements for hedge accounting (as at March 31, 2012 – nil).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2013. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2013 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2013 we used $6.3 million to repurchase 4.1 million shares of the Company's common stock pursuant to a “Dutch auction tender offer”.

In the three months ended March 31, 2013, we used $0.3 million to repurchase 0.1 million shares of the Company's common stock pursuant to its previously announced stock buyback program, which commenced on March 1, 2013.

All shares repurchased were cancelled. The following table shows the monthly activity related to our stock repurchases for the three months ended March 31, 2013.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2013 through January 31, 2013	4,114,121	$1.50	4,114,121	—
February 1, 2013 through February 28, 2013	—	—	—	—
March 1, 2013 through March 31, 2013	143,073	1.82	143,073	—
Total	4,257,194	$1.51	4,257,194	$9,740,125

(1)
  On January 7, 2013, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on November 21, 2012. Under the terms of the offer, the Company repurchased an aggregate of 4,114, 121 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. The purchase price and all transaction costs were funded from available cash and an additional advance under our Amended Credit Facility from the Bank in the amount of $5.2 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 31, 2013, the Company had 40,226,875 shares issued and outstanding.

(2)
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

Date: May 15, 2013	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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