Form 10-Q
period 2013-06-30
TUCOWS INC /PA/
filed 2013-08-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

As of August 8, 2013, there were 43,317,674 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,465,126	$6,415,679
Accounts receivable, net of allowance for doubtful accounts of $91,474 as of June 30, 2013 and $73,970 as of December 31, 2012	5,627,555	4,413,265
Inventory	187,424	587,104
Prepaid expenses and deposits	4,784,513	5,081,408
Derivative instrument asset, current portion (note 4)	-	412,944
Prepaid domain name registry and ancillary services fees, current portion	46,629,631	45,170,167
Income taxes recoverable	628,476	1,730,631
Total current assets	64,322,725	63,811,198

Derivative instrument asset, long-term portion (note 4)	-	31,838
Prepaid domain name registry and ancillary services fees, long-term portion	12,242,246	12,318,723
Property and equipment	1,784,875	1,352,144
Deferred tax asset, long-term portion (note 7)	6,006,995	5,970,462
Intangible assets (note 5)	15,870,402	16,415,651
Goodwill	18,873,127	18,873,127
Total assets	$119,100,370	$118,773,143

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,444,529	$1,928,459
Accrued liabilities	3,023,913	2,522,229
Customer deposits	4,668,101	4,955,671
Derivative instrument liability, current portion (note 4)	800,635	-
Loan payable, current portion (note 6)	7,500,000	3,700,000
Deferred revenue, current portion	57,003,871	54,997,887
Accreditation fees payable, current portion	535,311	512,847
Deferred tax liability, current portion (note 7)	795,741	914,429
Income taxes payable (note 7)	259,317	1,255,108
Total current liabilities	77,031,418	70,786,630

Deferred revenue, long-term portion	15,973,216	16,002,464
Accreditation fees payable, long-term portion	139,045	145,592
Deferred rent, long-term portion	64,026	54,150
Deferred tax liability, long-term portion (note 7)	5,178,300	5,234,100

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 40,641,488 shares issued and outstanding as of June 30, 2013 and 44,322,159 shares issued and outstanding as of December 31, 2012	9,755,391	10,084,417
Additional paid-in capital	28,207,230	33,931,529
Deficit	(16,845,634)	(17,509,843)
Accumulated other comprehensive income (loss)	(402,622)	44,104
Total stockholders' equity	20,714,365	26,550,207
Total liabilities and stockholders' equity	$119,100,370	$118,773,143

Commitments and contingencies (note 10)
Subsequent events (note 14)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net revenues (note 9)	$31,173,357	$28,152,614	$61,158,379	$55,689,920

Cost of revenues (note 9):
Cost of revenues	23,007,506	20,120,211	45,085,405	39,387,336
Network expenses (*)	1,269,808	1,213,864	2,524,021	2,470,754
Depreciation of property and equipment	151,356	155,638	288,428	303,056
Amortization of intangible assets (note 5)	35,910	35,910	71,820	71,820
Total cost of revenues	24,464,580	21,525,623	47,969,674	42,232,966

Gross profit	6,708,777	6,626,991	13,188,705	13,456,954

Expenses:
Sales and marketing (*)	2,946,586	2,065,729	5,793,672	4,250,364
Technical operations and development (*)	748,137	1,105,575	1,881,967	2,218,720
General and administrative (*)	1,698,697	1,748,402	3,397,329	3,531,855
Depreciation of property and equipment	54,922	45,522	105,861	92,937
Amortization of intangible assets (note 5)	219,030	219,030	438,060	438,060
Loss (gain) on currency forward contracts (note 4)	146,639	383,838	381,277	(178,271)
Total expenses	5,814,011	5,568,096	11,998,166	10,353,665

Income from operations	894,766	1,058,895	1,190,539	3,103,289

Other income (expense):
Interest expense, net	(93,428)	(54,513)	(192,790)	(95,482)
Other income, net	-	20,911	-	529,711
Total other income (expense)	(93,428)	(33,602)	(192,790)	434,229

Income before provision for income taxes	801,338	1,025,293	997,749	3,537,518

Provision for income taxes (note 7)	213,708	329,295	333,540	1,177,901

Net income	587,630	695,998	664,209	2,359,617

Other comprehensive loss net of tax of $133,761 for the three months ended June 30, 2013, and $230,538 for the six months ended June 30, 2013	260,941	-	446,726	-

Comprehensive income for the period	$326,689	$695,998	$217,483	$2,359,617

Basic earnings per common share (note 8)	$0.01	$0.02	$0.02	$0.05

Shares used in computing basic earnings per common share (note 8)	40,323,261	45,912,458	40,327,324	47,003,016

Diluted earnings per common share (note 8)	$0.01	$0.01	$0.01	$0.05

Shares used in computing diluted earnings per common share (note 8)	44,278,852	49,449,430	44,294,015	50,203,163

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$7,932	$6,329	$14,058	$12,375
Sales and marketing	$33,909	$20,149	$60,319	$42,931
Technical operations and development	$20,370	$15,047	$35,617	$27,890
General and administrative	$29,044	$21,571	$56,103	$42,365

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cash provided by:
Operating activities:
Net income for the period	$587,630	$695,998	$664,209	$2,359,617
Items not involving cash:
Depreciation of property and equipment	206,278	201,160	394,289	395,993
Amortization of deferred financing charges	-	700	-	2,200
Amortization of intangible assets	254,940	254,940	509,880	509,880
Deferred income taxes (recovery)	113,748	(107,146)	21,683	104,942
Deferred rent	4,372	5,931	9,876	13,200
Acquisition of domain names	-	-	-	(3,664)
Disposal of domain names	20,876	7,301	35,369	23,039
Gain on disposition of intangible assets	-	-	-	(508,800)
(Gain) loss on change in the fair value of forward contracts	114,846	245,477	565,987	(456,366)
Stock-based compensation	91,255	63,096	166,097	125,561
Change in non-cash operating working capital:
Accounts receivable	(665,972)	(22,102)	(1,214,290)	(1,036,831)
Inventory	121,380	-	399,680	-
Prepaid expenses and deposits	635,193	(783,370)	296,895	(1,891,468)
Prepaid domain name registry and ancillary services fees	(341,273)	(1,378,771)	(1,382,987)	(4,298,194)
Income taxes recoverable/payable	(2,789)	(378,492)	106,364	240,581
Accounts payable	1,797	(308,892)	607,721	605,077
Accrued liabilities	1,025,886	255,254	501,684	524,165
Customer deposits	273,851	(191,402)	(287,570)	65,598
Deferred revenue	557,152	1,460,816	1,976,736	5,284,648
Accreditation fees payable	(28,082)	(16,775)	15,917	25,179
Net cash provided by operating activities	2,971,088	3,723	3,387,540	2,084,357

Financing activities:
Proceeds received on exercise of stock options	279,685	219,000	318,194	349,712
Repurchase of common stock	-	(1,591,743)	(6,537,616)	(7,485,190)
Proceeds received on loan payable	-	-	5,200,000	4,000,000
Repayment of loan payable	(600,000)	(311,667)	(1,400,000)	(850,000)
Net cash used in financing activities	(320,315)	(1,684,410)	(2,419,422)	(3,985,478)

Investing activities:
Additions to property and equipment	(471,966)	(174,054)	(918,671)	(504,327)
Proceeds on disposal of intangible assets	-	-	-	508,800
Net cash (used in) provided by investing activities	(471,966)	(174,054)	(918,671)	4,473

Increase (decrease) in cash and cash equivalents	2,178,807	(1,854,741)	49,447	(1,896,648)

Cash and cash equivalents, beginning of period	4,286,319	6,366,302	6,415,679	6,408,209
Cash and cash equivalents, end of period	$6,465,126	$4,511,561	6,465,126	4,511,561

Supplemental cash flow information:
Interest paid	$97,369	$54,655	196,873	95,831
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$4,864	$42,343	4,864	42,343

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2013 and the results of operations and cash flows for the interim periods ended June 30, 2013 and 2012. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company recognizes the effects of events or transactions that occur after the balance sheet date but before financial statements are issued (“subsequent events”) if there is evidence that conditions related to the subsequent event existed at the date of the balance sheet date, including the impact of such events on management's estimates and assumptions used in preparing the financial statements. Other significant subsequent events that are not recognized in the financial statements, if any, are disclosed in the notes to the unaudited interim consolidated financial statements.

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

Reclassification Out of Accumulated Other Comprehensive Income

The Company adopted Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” (“ASU 2013-02”), effective January 1, 2013. ASU 2013-02 was applied prospectively, which requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The adoption of ASU 2013-02 did not materially impact the Company’s consolidated financial statements.

4. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations in its future cash flows related to a portion of payroll, rent and payments to a Canadian domain name registry supplier that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2013, is recorded as derivative instrument assets and liabilities.

As of June 30, 2013, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $18.1 million, of which $15.1 million met the requirements of ASC Topic 815 and were designated as hedges (June 30, 2012 - $20.2 million of which none were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the six months ended June 30, 2013, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of June 30, 2013	As of December 31, 2012

	Balance Sheet	Fair Value Asset	Fair Value Asset
Derivatives	Location	(Liability)	(Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(612,351)	$377,703

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(188,284)	$67,079

Total foreign currency forward contracts	Derivative instruments	$(800,635)	$444,782

Effects of derivative instruments on income and other comprehensive income (OCI) for the three and six months ended June 30, 2013 is as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts for the three months ended June 30, 2013	$(256,782)	Operating expenses	$	(38,715)	—	—
	0	Cost of revenues	$	(2,242)	0	0

Foreign currency forward contracts for the six months ended June 30, 2013	$(442,567)	Operating expenses	$	(38,715)	—	—
	0	Cost of revenues	$	(2,242)	0	0

In addition to the above, for those foreign currency forward contracts not designated as hedged, the Company has recorded a loss (gain) of $0.1 million and $0.4 million for the three months ended June 30, 2013 and June 30, 2012 respectively, and a loss (gain) of $0.4 million and $(0.2) million for the six months ended June 30, 2013 and June 30, 2012 respectively, in the consolidated statement of operations and comprehensive income.

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

A summary of acquired intangible assets for the three months ended June 30, 2013 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, March 31, 2013	$47,880	$354,880	$1,634,560	$12,108,070	$2,000,828	$16,146,218
Sales of domain names	—	—	—	(5,192)	(15,684)	(20,876)
Amortization expense	(35,910)	(43,410)	(175,620)	—	—	(254,940)
Net book value, June 30, 2013	$11,970	$311,470	$1,458,940	$12,102,878	$1,985,144	$15,870,402

A summary of acquired intangible assets for the six months ended June 30, 2013 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2012	$83,790	$398,290	$1,810,180	$12,110,017	$2,013,374	$16,415,651
Sales of domain names	—	—	—	(7,139)	(28,230)	(35,369)
Amortization expense	(71,820)	(86,820)	(351,240)	—	—	(509,880)
Net book value, June 30, 2013	$11,970	$311,470	$1,458,940	$12,102,878	$1,985,144	$15,870,402

As of June 30, 2013, the accumulated amortization for the definite life intangibles was $4.6 million.

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

Under the terms of the Amended Credit Facility, our prior demand loan facilities have been amended to provide an aggregate of $14 million in funds available through the 2012 Demand Loan Facilities, which consist of a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”). The 2012 DLR Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. The Company may elect to pay interest on the 2012 DLRR Loan either at the Bank’s U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. Aggregate advances under the 2012 Demand Loan Facilities may not exceed $14.0 million and no more than $2.0 million of such advances may be used to finance repurchases of Company common stock. The 2012 Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears.

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

At December 31, 2012, the outstanding balance under the 2012 DLR Loan was $3.7 million. In accordance with the terms of the Amended Credit Facility, on January 1, 2013, the outstanding balance under the 2012 DLR Loan was fully repaid through an equivalent advance made under the 2012 DLRR Loan. Under the terms of the 2012 DLRR Loan this balance is to be repaid in equal monthly principal payments plus interest through December 31, 2016. At June 30, 2013, the outstanding balance under the 2012 DLRR Loan was $2.3 million.

On January 7, 2013, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the 2012 DLR Loan in the amount of $5.2 million. Under the terms of the offer, the Company repurchased an aggregate of 4,114,121 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. At June 30, 2013, the outstanding balance under the 2012 DLR Loan was $5.2 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2013, the Company held contracts in the amount of $18.1 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of June 30, 2013, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of June 30, 2013, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

Remainder of 2013	500,000
2014	2,300,000
2015	2,100,000
2016	1,300,000
2017	1,300,000

7. INCOME TAXES

For the six months ended June 30, 2013, the Company recorded a provision for income taxes of $0.3 million on income before income taxes of $1.0 million, using an estimated effective tax rate for its 2013 fiscal year adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2012, the Company recorded a provision for income taxes of $1.2 million on income before taxes of $3.5 million, using an estimated effective tax rate for its 2012 fiscal year.

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

The Company had approximately $0.3 million of total gross unrecognized tax benefit as of June 30, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and prior year German income tax. The decrease of $0.1 million from December 31, 2012 relates to the Company completing its 2012 scientific and research and development claim. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2013 and December 31, 2012, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefits will decrease in the next twelve months as it is anticipated that the tax authorities will finalize their review of prior taxes owing in Pennsylvania and Germany.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Numerator for basic and diluted earnings per common share:
Net income for the period	$587,630	$695,998	$664,209	$2,359,617
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	40,323,261	45,912,458	40,327,324	47,003,016
Effect of outstanding stock options	3,955,591	3,536,972	3,966,691	3,200,147
Diluted weighted average number of shares outstanding	44,278,852	49,449,430	44,294,015	50,203,163
Basic earnings per common share	$0.01	$0.02	$0.02	$0.05
Diluted earnings per common share	$0.01	$0.01	$0.01	$0.05

For the three months ended June 30, 2013, outstanding options to purchase 478,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the six months ended June 30, 2013, outstanding options to purchase 955,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the six months ended June 30, 2013, 4,114,121 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2012.

During the six months ended June 30, 2013, 143,073 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2013.

During the three months ended June 30, 2012, 1,115,304 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in November 2011.

During the three months ended March 31, 2012, 7,570,236 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2011.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 include reductions in the number of shares outstanding due to these repurchases.

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Wholesale
Domain Services	$21,800,101	$21,667,630	$43,696,001	$42,775,606
Value Added Services	2,559,427	2,588,983	5,248,117	5,277,701
Total Wholesale	24,359,528	24,256,613	48,944,118	48,053,307

Retail	5,735,330	2,298,285	10,002,037	4,147,880
Portfolio	1,078,499	1,597,716	2,212,224	3,488,733
	$31,173,357	$28,152,614	$61,158,379	$55,689,920

                 During the three and six months ended June 30, 2013 and 2012, no customer accounted for more than 10% of total revenue. As at June 30, 2013, no customer accounted for more than 10% of accounts receivable, while as at June 30, 2012, one customer accounted for 10% of accounts receivable.

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Wholesale
Domain Services	$18,484,667	$18,011,032	$36,938,969	$35,631,091
Value Added Services	520,456	536,781	1,082,494	1,043,932
Total Wholesale	19,005,123	18,547,813	38,021,463	36,675,023

Retail	3,772,955	1,356,514	6,633,536	2,286,274
Portfolio	229,428	215,884	430,406	426,039
Network, other costs	1,269,808	1,213,864	2,524,021	2,470,754
Network, depreciation and amortization costs	187,266	191,548	360,248	374,876
	$24,464,580	$21,525,623	$47,969,674	$42,232,966

(c)           The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2013	December 31, 2012
Canada	$1,349,942	$1,026,570
United States	419,137	306,679
Germany	15,796	18,895
	$1,784,875	$1,352,144

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	June 30, 2013	December 31, 2012
Canada	$726,700	$1,062,100
Germany	1,055,680	1,230,160
	$1,782,380	$2,292,260

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	June 30, 2013	December 31, 2012
Canada	$6,006,995	$5,970,462
	$6,006,995	$5,970,462

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2013 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

11. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended June 30, 2013:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, March 31, 2013	40,121,797	$9,297,924	$28,293,757	$(17,433,264)	$(141,681)	$20,016,736

Exercise of stock options	519,716	457,467	(177,782)	—	—	279,685
Cancellation of restricted stock	(25)	—	—	—	—	—
Stock-based compensation	—	—	91,255	—	—	91,255
Net income for the period	—	—	—	587,630	—	587,630
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	(256,782)	(256,782)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	(4,159)	(4,159)

Balances, June 30, 2013	40,641,488	$9,755,391	$28,207,230	$(16,845,634)	$(402,622)	$20,714,365

The following unaudited table summarizes stockholders' equity transactions for the six month period ended June 30, 2013:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2012	44,322,159	$10,084,417	$33,931,529	$(17,509,843)	$44,104	$26,550,207

Exercise of stock options	576,573	522,476	(204,282)	—	—	318,194
Repurchase and retirement of shares	(4,114,121)	(822,887)	(5,454,854)	—	—	(6,277,741)
Normal Course Issuer Bid	(143,073)	(28,615)	(231,260)	—	—	(259,875)
Cancellation of restricted stock	(50)	—	—	—	—	—
Stock-based compensation	—	—	166,097	—	—	166,097
Net income for the period	—	—	—	664,209	—	664,209
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	(442,567)	(442,567)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	(4,159)	(4,159)

Balances, June 30, 2013	40,641,488	$9,755,391	$28,207,230	$(16,845,634)	$(402,622)	$20,714,365

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

On March 1, 2013, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $10 million of the Company's common stock over the 12-month period that commenced on March 1, 2013. The Company repurchased 143,073 shares under this program during the three and six month periods ended June 30, 2013 for a total of $259,875.

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

During the three months ended June 30, 2013, stock options to purchase 331,500 common shares were granted. During the three months ended June 30, 2012, stock options to purchase 504,000 common shares were granted.

During the six months ended June 30, 2013, stock options to purchase 481,500 common shares were granted. During the six months ended June 30, 2012, stock options to purchase 549,000 common shares were granted.

The stock options granted during the three and six months ended June 30, 2013 expire in 2020.

Details of stock option transactions for the three months ended June 30, 2013 and June 30, 2012 are as follows:

	Three months ended		Three months ended
	June 30, 2013		June 30, 2012
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,672,016	$0.65	8,458,699	$0.57
Granted	331,500	2.14	504,000	1.38
Exercised	(519,716)	0.54	(378,936)	0.58
Forfeited	(15,315)	1.32	(59,250)	0.74
Expired	—	—	(14)	0.49
Outstanding, end of period	8,468,485	$0.71	8,524,499	$0.62
Options exercisable, end of period	6,965,445	$0.60	6,864,749	$0.55

Details of stock option transactions for the six months ended June 30, 2013 and June 30, 2012 are as follows:

	Six months ended		Six months ended
	June 30, 2013		June 30, 2012
		Weighted		Weighted
		Average		Average
	Number of	exercise price	Number of	exercise price
	Shares	per share	Shares	per share
Outstanding, beginning of period	8,592,686	$0.64	8,746,041	$0.57
Granted	481,500	1.92	549,000	1.35
Exercised	(576,573)	0.55	(673,153)	0.52
Forfeited	(29,128)	1.19	(97,375)	0.78
Expired	—	—	(14)	0.49
Outstanding, end of period	8,468,485	$0.71	8,524,499	$0.62
Options exercisable, end of period	6,965,445	$0.60	6,864,749	$0.55

As of June 30, 2013, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.31	-	$0.48	2,880,375	$0.38	0.1	$4,274,592	2,880,375	$0.38	$4,274,592
$0.56	-	$0.94	4,357,860	$0.69	2.5	5,079,745	3,723,820	$0.69	4,353,687
$1.05	-	$1.44	902,750	$1.37	5.6	441,770	361,250	$1.36	179,713
$2.14	-	$2.14	327,500	$2.14	6.9	—	—	$—	—
			8,468,485	$0.71	2.2	$9,796,107	6,965,445	$0.60	$8,807,992

Total unrecognized compensation cost relating to unvested stock options at June 30, 2013, prior to the consideration of expected forfeitures, was approximately $970,000 and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of $91,255 and $62,923 for the three months ended June 30, 2013 and 2012, respectively.

The Company recorded stock-based compensation of $165,932 and $125,207 for the six months ended June 30, 2013 and 2012, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

	June 30, 2013
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument liability	$—	$800,635	$—	$800,635
Total Liabilities	$—	$800,635	$—	$800,635

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2012:

	December 31, 2012
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$444,782	$—	$444,782
Total Assets	$—	$444,782	$—	$444,782

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accreditation fees payable, customer deposits, loan payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The fair value of these financial assets and liabilities is determined using Level 2 inputs.

14.  SUBSEQUENT EVENTS

Forward exchange forward contracts

During July 2013, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the 2013 and 2014 fiscal years. These contracts have a notional value of $20.4 million, whereby $20.4 million is converted into Canadian dollars during 2013 and 2014 at an average foreign exchange rate of US$1.00: Cdn$1.0630.

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

For the three months ended June 30, 2013 and 2012, we reported revenue of $31.2 million and $28.2 million, respectively. For the three months ended June 30, 2013 and 2012, our OpenSRS domain service offering accounted for 70% and 77% of our total revenue, respectively.

For the six months ended June 30, 2013 and 2012, we reported revenue of $61.2 million and $55.7 million, respectively. For the three months ended June 30, 2013 and 2012, our OpenSRS domain service offering accounted for 71% and 78% of our total revenue, respectively.

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

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,		Six months ended June 30,
	2013 (1)	2012 (1)	2013 (1)	2012 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,418	2,470	4,821	4,963

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results see the Net Revenue discussion below.

Domain names under management:

	June 30,
	2013(1)	2012(1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,832	10,774
Registered using our Resellers' Registrar Accreditations	3,410	3,101
Total domain names under management	14,242	13,875

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results see the Net Revenue discussion below.

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

In March 2013, we entered into an alliance with Directi and Namecheap to jointly work together to manage the contested .online registry.

In addition, in a series of private arrangements that were completed in July 2013 and all of which are subject to confidentiality, we have negotiated agreements that have changed our interest in the remaining three applications - .group, .media and .marketing. With our applications for .media and .marketing, subsequent to June 30, 2013 we have withdrawn our applications for .media and .marketing and the amounts received will be recorded as portfolio revenue in the three months ended September 30, 2013.With .group, we have exchanged a majority interest in our .group application for a minority stake in two other new gTLD strings. As all these strings are contested, there can be no assurance that we will be part of a successful bid for any of these new gTLD strings.

While there can be no assurance that we will be awarded any gTLDs, we have determined that the applications embody probable economic benefit and they have been capitalized and are included in prepaid expenses and deposits at June 30, 2013. As part of the New gTLD Program, we may elect to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which we expect to commence in 2013, gTLD application fees will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life.

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

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. In November 2012, Verisign renewed its agreement with ICANN to serve as the authoritative registry operator for the .com registry until November 2018. Under the terms of the renewal, Verisign agreed to continue the current pricing of $7.85 per domain name registration throughout the term of the agreement and in December 2012, announced their intention, effective July 1, 2013, to increase the registry fee for .net to $5.62 from $5.11. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At June 30, 2013, we had $18.9 million in goodwill related to our acquisitions and $15.9 million in intangible assets. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as one operating segment with three distinct service offerings, being Wholesale, Retail and Portfolio.

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

With regards to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and six months ended June 30, 2013 and 2012.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Wholesale
Domain Services	$21,800,101	$21,667,630	$43,696,001	$42,775,606
Value Added Services	2,559,427	2,588,983	5,248,117	5,277,701
Total Wholesale	24,359,528	24,256,613	48,944,118	48,053,307

Retail	5,735,330	2,298,285	10,002,037	4,147,880
Portfolio	1,078,499	1,597,716	2,212,224	3,488,733
	$31,173,357	$28,152,614	$61,158,379	$55,689,920
Increase over prior period	$3,020,743		$5,468,459
Increase - percentage	11%		10%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Wholesale
Domain Services	71%	77%	71%	78%
Value Added Services	8%	9%	9%	9%
Total Wholesale	79%	86%	80%	87%

Retail	18%	8%	16%	7%
Portfolio	3%	6%	4%	6%
	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2013 increased by $3.0 million or 11% to $31.2 million when compared to the three months ended June 30, 2012. Total net revenues for the six months ended June 30, 2013 increased by $5.5 million or 10% to $61.2 million when compared to the six months ended June 30, 2012. Deferred revenue decreased to $73.0 million at June 30, 2013 from $74.5 million at June 30, 2012. Deferred revenue has been impacted by certain of our customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. Deferred revenue from domain name registrations and other services increased by $2.0 million from $71.0 million at December 31, 2012.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2013 and June 30, 2012. At June 30, 2013, no customer accounted for more than 10% of accounts receivable, and as of June 30, 2012, one customer accounted for 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

For the three months ended June 30, 2013, Wholesale revenue remained relatively unchanged at $24.4 million when compared to the three months ended June 30, 2012, primarily as the result of customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. In addition, certain marketing initiatives undertaken by both vendors and resellers in fiscal 2012 have either been significantly scaled back or cancelled for fiscal 2013.

For the six months ended June 30, 2013, Wholesale revenue increased by $0.9 million, or 2%, to $48.9 million when compared to the six months ended June 30, 2012, primarily the result of the impact customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. In addition, certain marketing initiatives undertaken by both vendors and resellers in fiscal 2012 have either been significantly scaled back or cancelled for fiscal 2013

Value-Added Services for the three and six months ended June 30, 2013 remained relatively unchanged at $2.6 million and $5.2 million respectively, when compared to the three and six months ended June 30, 2012.

During the three months ended June 30, 2013, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed decreased by 0.1 million transactions to 2.4 million when compared to the three months ended June 30, 2012. This result reflects the impact of certain of our customers now registering new transaction under their own accreditation on our platform.

During the six months ended June 30, 2013, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed decreased by 0.2 million transactions to 4.8 million when compared to the six months ended June 30, 2012. This result reflects the impact of certain of our customers now registering new transaction under their own accreditation on our platform.

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

As of June 30, 2013, the total domain names under our management increased by 0.4 million, or 3%, to 14.2 million when compared to June 30, 2012. Included in domains under management are 3.4 million (as of June 30, 2012 – 3.1 million) names we manage for other accredited registrars who use our provisioning platform to process domain registrations under their own accreditations.

Retail

Net revenues from Retail for the three months ended June 30, 2013 increased by $3.4 million to $5.7 million, when compared to the three months ended June 30, 2012. . This increase resulted primarily from additional revenue of $3.7 million in Ting's mobile device and service sales made during the quarter, as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Net revenues from Retail for the six months ended June 30, 2013 increased by $5.9 million to $10.0 million, when compared to the six months ended June 30, 2012. This increase resulted primarily from additional revenue of $6.1 million in Ting's mobile device and service sales made during the quarter, as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

As of June 30, 2013, Ting had 25,000 subscribers and 40,000 mobile devices under its management. During the three months ended June 30, 2013, Ting added 9,000 subscribers and 14,000 devices. During the six months ended June 30, 2013, Ting added 16,000 subscribers and 25,000 devices.

Portfolio

For the three months ended June 30, 2013, Portfolio revenue decreased by $0.5 million to $1.1 million when compared to the three months ended June 30, 2012, primarily resulting from a decrease of $0.3 million in portfolio domain name sales, which was the result of lower sales of big ticket domains and seasonality.

For the six months ended June 30, 2013, Portfolio revenue decreased by $1.3 million to $2.2 million when compared to the six months ended June 30, 2012, primarily resulting from a decrease of $0.8 million in portfolio domain name sales.

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

Value-Added Services

Costs of revenues for Value-Added Services include licensing and royalty costs related to the provisioning of certain components of hosted email, fees paid to third-party service providers, primarily for trust certificates and for printing services in connection with Platypus. Fees payable for trust certificates are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

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

Portfolio

Costs of revenues for Portfolio represent the amortization of registry fees for domains added to our Portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets. As the total names in our portfolio continue to grow, this cost will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid domain registry fees and are expensed ratably over the renewal term.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Wholesale
Domain Services	$18,484,667	$18,011,032	$36,938,969	$35,631,091
Value Added Services	520,456	536,781	1,082,494	1,043,932
Total Wholesale	19,005,123	18,547,813	38,021,463	36,675,023

Retail	3,772,955	1,356,514	6,633,536	2,286,274
Portfolio	229,428	215,884	430,406	426,039
Network, other costs	1,269,808	1,213,864	2,524,021	2,470,754
Network, depreciation and amortization costs	187,266	191,548	360,248	374,876
	$24,464,580	$21,525,623	$47,969,674	$42,232,966
Increase over prior period	$2,938,957		$5,736,708
Increase - percentage	14%		14%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Wholesale
Domain Services	59%	63%	60%	64%
Value Added Services	2%	2%	2%	2%
Total Wholesale	61%	65%	62%	66%

Retail	11%	5%	10%	4%
Portfolio	1%	1%	1%	1%
Network, other costs	4%	4%	4%	4%
Network, depreciation and amortization costs	1%	1%	1%	1%
	78%	76%	78%	76%

Total cost of revenues for the three months ended June 30, 2013 increased by $3.0 million, or 14%, to $24.5 million when compared to the three months ended June 30, 2012.

Total cost of revenues for the six months ended June 30, 2013 increased by $5.7 million, or 14%, to $48.0 million when compared to the six months ended June 30, 2012.

Prepaid domain registration and other Internet services fees as of June 30, 2013 decreased by $1.2 million to $58.9 million from $60.1 million at June 30, 2012. Deferred revenue has been impacted by certain of our customers who have acquired their own registrar accreditation no longer registering new domain names on our platform.

Wholesale

Costs for Wholesale for the three months ended June 30, 2013 increased by $0.5 million, or 2%, to $19.0 million, when compared to the three months ended June 30, 2012.

Costs for Wholesale for the six months ended June 30, 2013 increased by $1.3 million, or 4%, to $38.0 million, when compared to the six months ended June 30, 2012.

This increase was primarily the result of certain marketing initiatives undertaken by vendors in fiscal 2012 that have either been significantly scaled back or cancelled in fiscal 2013 as well as increased registration activity from large volume customers during the three and six months ended June 30, 2013.

Retail

Costs for Retail for the three months ended June 30, 2013 increased by $2.4 million, to $3.8 million, when compared to the three months ended June 30, 2012. This increase resulted primarily from additional costs of $2.9 million incurred as a result of increased Ting mobile device and services sales made during the quarter, as well as the increased cost resulting from the additional volume in Hover services.

Costs for Retail for the six months ended June 30, 2013 increased by $4.3 million, to $6.6 million, when compared to the six months ended June 30, 2012. This increase resulted primarily from additional costs of $5.0 million incurred as a result of increased Ting mobile device and services sales made during the six month period, as well as the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio remained relatively flat at $0.2 million and $0.4 million for the three and six months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Network Costs

Network costs before depreciation and amortization remained relatively flat at $1.3 million and $2.5 million for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Network depreciation and amortization costs for the three and six months ended June 30, 2013 remained relatively flat at $0.2 million and $0.4 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales and marketing	$2,946,586	$2,065,729	$5,793,672	$4,250,364
Increase over prior period	$880,857		$1,543,308
Increase - percentage	43%		36%
Percentage of net revenues	9%	7%	9%	8%

Sales and marketing expenses for the three months ended June 30, 2013 increased by $0.9 million, or 43%, to $2.9 million, when compared to the three months ended June 30, 2012. This increase primarily related to workforce and marketing expenses incurred in connection with our Ting mobile service offering in the amount of $1.1million.

Sales and marketing expenses for the six months ended June 30, 2013 increased by $1.5 million, or 36%, to $5.8 million, when compared to the six months ended June 30, 2012. This increase primarily related to workforce and marketing expenses incurred in connection with our Ting mobile service offering in the amount of $2.0 million.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Technical operations and development	$748,137	$1,105,575	$1,881,967	$2,218,720
Decrease over prior period	$(357,438)		$(336,753)
Decrease - percentage	(32)%		(15)%
Percentage of net revenues	2%	4%	3%	4%

Technical operations and development expenses for the three months ended June 30, 2013 decreased by $0.4 million, or 32%, to $0.7 million, when compared to the three months ended June 30, 2012. This decrease resulted from our recognizing a 2010 Ontario Interactive Digital Media Tax Credit (“OIDMTC”) of $0.5 million, primarily related to eligible personnel costs, during the quarter ended June 30, 2013. The OIDMTC credits are available as part of the OIDMTC legislation created by the provincial government aimed at encouraging growth in the digital media sector in Ontario and during the quarter ended June 30, 2013 we received correspondence from the authorities that our claim has been accepted as filed. In addition we had additional people costs of $0.1 million during the three months ended June 30, 2013.

Technical operations and development expenses for the six months ended June 30, 2013 decreased by $0.3 million, or 15%, to $1.9 million, when compared to the six months ended June 30, 2012. This decrease was as a result of our recognizing the above mentioned 2010 Ontario Interactive Digital Media Tax Credit. This was partially offset in part by additional people costs of $0.2 million during the six months ended June 30, 2013.

GENERAL AND ADMINISTRATIVE

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
General and administrative	$1,698,697	$1,748,402	$3,397,329	$3,531,855
Decrease over prior period	$(49,705)		$(134,526)
Decrease - percentage	(3)%		(4)%
Percentage of net revenues	5%	6%	6%	6%

General and administrative expenses for the three months ended June 30, 2013 remained relatively unchanged at $1.7 million when compared to the three months ended June 30, 2012.

General and administrative expenses for the six months ended June 30, 2013 decreased by $0.1 million, or 4%, to $3.4 million as compared to the six months ended June 30, 2012. This decrease was primarily the result of lower workforce related costs and legal expenses in the amount of $0.3 million. This decrease was partially offset by additional costs incurred in processing a higher volume of credit cards in the amount of $0.1 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Depreciation of property and equipment	$54,922	$45,522	$105,861	$92,937
Increase over prior period	$9,400		$12,924
Increase - percentage	21%		14%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.05 million and $0.1 million for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of intangible assets	$219,030	$219,030	$438,060	$438,060
Decrease over prior period	$-		$-
Decrease - percentage	-%		-%
Percentage of net revenues	1%	1%	1%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of IYD in July 2007 and the acquisition of EPAG in July 2011.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Loss (gain) on currency forward contracts	$146,639	$383,838	$381,277	$(178,271)
(Decrease) increase over prior period	$(237,199)		$559,548
(Decrease) /increase - percentage	(62)%		(314)%
Percentage of net revenues	0%	1%	1%	(0)%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through April 2014. The impact of the fair value adjustment on outstanding contracts for the three months ended June 30, 2013 was a net loss of $0.2 million, consistent with a net loss of $0.2 million for the three months ended June 30, 2012. The impact of the fair value adjustment on outstanding contracts was partially offset by a realized gain upon settlement of currency forward contracts of $0.1 million for the three months ended June 30, 2013 and a realized loss of $0.1 million for the three months ended June 30, 2012.

The impact of the fair value adjustment on outstanding contracts for the six months ended June 30, 2013 was a net loss of $0.6 million compared to a net gain of $0.5 million for the six months ended June 30, 2012. The impact of the fair value adjustment on outstanding contracts was partially offset by a realized gain upon settlement of currency forward contracts of $0.2 million for the six months ended June 30, 2013 and a realized loss of $0.3 million for the six months ended June 30, 2012.

At June 30, 2013, our balance sheet reflects a derivative instrument liability of $0.8 million as a result of our existing foreign exchange contracts. At June 30, 2013 the value of our outstanding foreign exchange contracts amounted to $18.1 million. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Other income (expenses), net	$(93,428)	$(33,602)	$(192,790)	$434,229
Increase over prior period	$(59,826)		$(627,019)
Increase - percentage	178%		(144)%
Percentage of net revenues	(0)%	(0)%	(0)%	1%

Other expenses for the three months ended June 30, 2013 remained essentially flat when compared to the three months ended June 30, 2012 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

Other expenses for the six months ended June 30, 2013 were $0.2 million when compared to other income of $0.4 million for the six months ended June 30, 2012. This change primarily resulted from our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012. This income was partially offset by the interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Provision for income taxes	$213,708	$329,295	$333,540	$1,177,901
Decrease in provision over prior period	$(115,587)		$(844,361)
Decrease - percentage	(35)%		(72)%
Percentage of income before income tax	27%	32%	33%	33%

For the six months ended June 30, 2013, we recorded a provision for income taxes of $0.3 million on income before income taxes of $1.0 million, using an estimated effective tax rate for our 2013 fiscal year adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2012, we recorded a provision for income taxes of $1.2 million on income before taxes of $3.5 million, using an estimated effective tax rate for our 2012 fiscal year.

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

We had approximately $0.3 million of total gross unrecognized tax benefit as of June 30, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and prior year German income tax. The decrease of $0.1 million from December 31, 2012 relates to completing our 2012 scientific and research and development claim. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2013 and December 31, 2012, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefits will decrease in the next twelve months as it is anticipated that the tax authorities will finalize their review of prior taxes owing in Pennsylvania and Germany.

OTHER COMPREHENSIVE INCOME

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended June 30, 2013 was a net loss in other comprehensive income of $0.3 million. The impact of the fair value adjustment on outstanding hedged contracts was a net loss in other comprehensive income of $0.4 million for the six months ended June 30, 2013.

The following table presents other comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Other comprehensive income	$260,941	$-	$446,726	$-
Increase in provision over prior period	$260,941		$446,726
Decrease - percentage	N/A		N/A
Percentage of net revenues	1%	-%	1%	-%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our cash and cash equivalents balance increase by $0.1 million to $6.5 when compared to December 31, 2012. Our principal sources of liquidity during the six months ended June 30, 2013 was net cash provided by operating activities of $3.4 million and the proceeds of $5.2 million we received from drawing down on our credit facility with the Bank of Montreal (the “Bank” or “BMO”) to fund the Dutch Tender Offer which closed in January 2013.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on November 19, 2012, and which provide us with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”) that provide for a $14 million, five year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of June 30, 2013, we were in compliance with all our covenants.

As of June 30, 2013, the outstanding principal balance outstanding under our Amended Credit Facility was $7.5 million with $7.5 million still available for borrowing under the facility. In addition, under our treasury risk management facility we can place approximately $39.0 million in foreign exchange forward contracts and/or currency options to trade U.S. dollars in exchange for Canadian dollars. As of June 30, 2013, we held contracts in the amount of $18.1 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2013 was $3.4 million, an increase of 63% or $1.3 million when compared to the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $0.7 million, which included non-cash charges and recoveries of $1.7 million such as a provision for deferred tax, unrealized losses on currency forward contracts, depreciation, amortization and stock-based compensation. In addition, changes in our working capital generated $1.0 million. Positive contributions of $3.9 million from movements in deferred revenue, accounts payable and accrued liabilities, inventory and prepaid expenses and deposits were partially offset by our utilizing $2.9 million to fund deferred registration costs, a reduction in customer deposits, accounts receivable, and income taxes. These changes in our working capital were primarily driven by the timing of payments in the normal business cycle.

Cash Flow from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2013 totaled $2.4 million. Net cash of $6.5 million was used to fund the repurchase of 4.1 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 4, 2013 and to repurchase 0.1 million shares under our current Normal Course Issuer Bid during the three months ended March 31, 2013. In addition, $1.4 million was used to fund principal repayments under our Amended Credit Facility. These uses of funds in financing activities were partially offset by our drawing $5.2 million under our Amended Credit Facility in January 2013 to fund a portion of the modified Dutch auction tender offer and by the proceeds of $0.3 million we received on the exercise of options by directors and employees of the Company.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2013 used net cash of $0.9 million to acquire additional property and equipment.

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

Subsequent events

Forward exchange forward contracts

During July 2013, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the 2013 and 2014 fiscal years. These contracts have a notional value of $20.4 million, whereby $20.4 million is converted into Canadian dollars during 2013 and 2014 at an average foreign exchange rate of US$1.00: Cdn$1.0630.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2013. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2013, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2013	4,930,000	1.0047	(219,461)
October – December, 2013	5,480,000	1.0071	(243,144)
January – March, 2014	5,720,000	1.0095	(252,426)
April 2014	1,940,000	1.0109	(85,604)
Total	$18,070,000	1.0076	$(800,635)

As of June 30, 2013 the Company has $18.1 million of outstanding foreign exchange forward contracts which will convert to CDN $18.2 million. Of these contracts, $13.8 million met the requirements for hedge accounting (as at June 30, 2012 – nil).

During July 2013, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the 2013 and 2014 fiscal years. These contracts have a notional value of $20.4 million, whereby $20.4 million is converted into Canadian dollars during 2013 and 2014 at an average foreign exchange rate of US$1.00: Cdn$1.0630.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2013. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2013 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date: August 9, 2013	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

______________________