Form 10-Q
period 2013-09-30
TUCOWS INC /PA/
filed 2013-11-13
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 43,610,423 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30, 2013	December 31, 2012
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$11,549,948	$6,415,679
Accounts receivable, net of allowance for doubtful accounts of $89,981 as of September 30, 2013 and $73,970 as of December 31, 2012	4,869,466	4,413,265
Inventory	338,110	587,104
Prepaid expenses and deposits	4,241,402	5,081,408
Derivative instrument asset, current portion (note 4)	258,188	412,944
Prepaid domain name registry and ancillary services fees, current portion	45,801,683	45,170,167
Deferred tax aset, current portion	672,175	-
Income taxes recoverable	311,470	1,730,631
Total current assets	68,042,442	63,811,198

Derivative instrument asset, long-term portion (note 4)	208,221	31,838
Prepaid domain name registry and ancillary services fees, long-term portion	12,031,926	12,318,723
Property and equipment	1,833,258	1,352,144
Deferred tax asset, long-term portion (note 7)	5,417,075	5,970,462
Intangible assets (note 5)	15,630,479	16,415,651
Goodwill	18,873,127	18,873,127
Total assets	$122,036,528	$118,773,143

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,631,198	$1,928,459
Accrued liabilities	3,187,213	2,522,229
Customer deposits	4,072,325	4,955,671
Derivative instrument liability, current portion (note 4)	310,865	-
Loan payable, current portion (note 6)	6,900,000	3,700,000
Deferred revenue, current portion	56,188,897	54,997,887
Accreditation fees payable, current portion	497,404	512,847
Deferred tax liability, current portion (note 7)	-	914,429
Income taxes payable (note 7)	923,280	1,255,108
Total current liabilities	74,711,182	70,786,630

Deferred revenue, long-term portion	15,801,411	16,002,464
Accreditation fees payable, long-term portion	137,117	145,592
Deferred rent, long-term portion	71,898	54,150
Deferred tax liability, long-term portion (note 7)	5,158,000	5,234,100

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 43,576,861 shares issued and outstanding as of September 30, 2013 and 44,322,159 shares issued and outstanding as of December 31, 2012	11,797,362	10,084,417
Additional paid-in capital	28,520,120	33,931,529
Deficit	(14,252,274)	(17,509,843)
Accumulated other comprehensive income	91,712	44,104
Total stockholders' equity	26,156,920	26,550,207
Total liabilities and stockholders' equity	$122,036,528	$118,773,143

Commitments and contingencies (note 10)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net revenues (note 9)	$35,637,085	$29,246,069	$96,795,464	$84,935,989

Cost of revenues (note 9):
Cost of revenues	24,268,961	21,446,084	69,354,366	60,833,420
Network expenses (*)	1,192,450	1,158,885	3,716,471	3,629,639
Depreciation of property and equipment	164,283	157,203	452,711	460,259
Amortization of intangible assets (note 5)	11,970	35,910	83,790	107,730
Total cost of revenues	25,637,664	22,798,082	73,607,338	65,031,048

Gross profit	9,999,421	6,447,987	23,188,126	19,904,941

Expenses:
Sales and marketing (*)	2,998,419	2,037,338	8,792,091	6,287,702
Technical operations and development (*)	1,215,327	1,010,949	3,097,294	3,229,669
General and administrative (*)	1,869,668	1,486,323	5,266,997	5,018,178
Depreciation of property and equipment	52,972	46,981	158,833	139,918
Amortization of intangible assets (note 5)	219,030	219,030	657,090	657,090
Loss (gain) on currency forward contracts (note 4)	(28,068)	(615,245)	353,209	(793,516)
Total expenses	6,327,348	4,185,376	18,325,514	14,539,041

Income from operations	3,672,073	2,262,611	4,862,612	5,365,900

Other income (expense):
Interest expense, net	(78,966)	(50,228)	(271,756)	(145,710)
Other income, net	-	-	-	529,711
Total other income (expense)	(78,966)	(50,228)	(271,756)	384,001

Income before provision for income taxes	3,593,107	2,212,383	4,590,856	5,749,901

Provision for income taxes (note 7)	999,747	577,383	1,333,287	1,755,284

Net income	2,593,360	1,635,000	3,257,569	3,994,617

Other comprehensive income net of tax of $257,505 for the three months ended September 30, 2013, and $24,800 for the nine months ended September 30, 2013	494,334	-	47,608	-

Comprehensive income for the period	$3,087,694	$1,635,000	$3,305,177	$3,994,617

Basic earnings per common share (note 8)	$0.06	$0.04	$0.08	$0.09

Shares used in computing basic earnings per common share (note 8)	43,183,583	45,094,678	41,289,876	46,362,261

Diluted earnings per common share (note 8)	$0.06	$0.03	$0.07	$0.08

Shares used in computing diluted earnings per common share (note 8)	45,639,900	48,411,429	44,749,232	49,603,870

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$8,755	$5,979	$22,813	$18,354
Sales and marketing	$32,681	$24,116	$93,000	$67,047
Technical operations and development	$21,549	$15,600	$57,166	$43,490
General and administrative	$99,801	$120,676	$155,904	$163,041

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cash provided by:
Operating activities:
Net income for the period	$2,593,360	$1,635,000	$3,257,569	$3,994,617
Items not involving cash:
Depreciation of property and equipment	217,255	204,184	611,544	600,177
Amortization of deferred financing charges	-	100	-	2,300
Amortization of intangible assets	231,000	254,940	740,880	764,820
Deferred income taxes (recovery)	(99,786)	228,169	(78,103)	333,111
Excess tax benefits on share-based compensation expense	(1,056,014)	-	(1,056,014)	-
Deferred rent	7,872	8,258	17,748	21,458
Acquisition of domain names	-	-	-	(3,664)
Disposal of domain names	8,923	15,142	44,292	38,181
Gain on disposition of intangible assets	-	-	-	(508,800)
(Gain) loss on change in the fair value of forward contracts	(204,341)	(698,781)	361,646	(1,155,147)
Stock-based compensation	162,786	166,371	328,883	291,932
Change in non-cash operating working capital:
Accounts receivable	758,089	90,239	(456,201)	(946,592)
Inventory	(150,686)	-	248,994	-
Prepaid expenses and deposits	543,111	636,756	840,006	(1,254,712)
Prepaid domain name registry and ancillary services fees	1,038,268	905,807	(344,719)	(3,392,387)
Income taxes recoverable/payable	980,969	226,304	1,087,333	466,885
Accounts payable	92,473	43,173	700,194	648,250
Accrued liabilities	163,300	(279,427)	664,984	244,738
Customer deposits	(595,776)	(2,781)	(883,346)	62,817
Deferred revenue	(986,779)	(1,144,779)	989,957	4,139,869
Accreditation fees payable	(39,835)	(51,839)	(23,918)	(26,660)

Net cash provided by operating activities	3,664,189	2,236,836	7,051,729	4,321,193

Financing activities:
Proceeds received on exercise of stock options	1,136,061	14,186	1,454,255	363,898
Excess tax benefits on share-based compensation expense	1,056,014	-	1,056,014	-
Repurchase of common stock	-	(1,630,643)	(6,537,616)	(9,115,833)
Proceeds received on loan payable	-	-	5,200,000	4,000,000
Repayment of loan payable	(600,000)	-	(2,000,000)	(850,000)

Net cash provided by (used in) financing activities	1,592,075	(1,616,457)	(827,347)	(5,601,935)

Investing activities:
Additions to property and equipment	(171,442)	(162,207)	(1,090,113)	(666,534)
Proceeds on disposal of intangible assets	-	-	-	508,800
Net cash used in investing activities	(171,442)	(162,207)	(1,090,113)	(157,734)

Increase (decrease) in cash and cash equivalents	5,084,822	458,172	5,134,269	(1,438,476)

Cash and cash equivalents, beginning of period	6,465,126	4,511,561	6,415,679	6,408,209

Cash and cash equivalents, end of period	$11,549,948	$4,969,733	11,549,948	4,969,733

Supplemental cash flow information:
Interest paid	$92,610	$50,511	289,483	146,342

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$99,060	$167,998	99,060	167,998

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2013 and the results of operations and cash flows for the interim periods ended September 30, 2013 and 2012. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Recent Accounting Pronouncements Not Yet Adopted

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).   ASU 2013-11, which is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our Consolidated Financial Statements.

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

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2013, is recorded as derivative instrument assets and liabilities.

As of September 30, 2013, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $32.8 million, of which $25.5 million met the requirements of ASC Topic 815 and were designated as hedges (September 30, 2012 - $15.1 million of which none were designated as hedges). In addition, as of September 30, 2013, the Company has forward contracts with a notional amount of $7.3 million, which are not accounted for as a hedge. The change in fair value of $16,000 for these contracts is recorded on the statement of operations.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the nine months ended September 30, 2013, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of September 30, 2013	As of December 31, 2012
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$139,487	$377,703

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$16,057	$67,079

Total foreign currency forward contracts	Derivative instruments	$155,544	$444,782

Effects of derivative instruments on income and other comprehensive income (OCI) for the three and nine months ended September 30, 2013 is as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts for the three months ended September 30, 2013	$506,509	Operating expenses	$	(140,893)	—	—
		Cost of revenues		$500

Foreign currency forward contracts for the nine months ended September 30, 2013	$63,942	Operating expenses	$	(179,609)	—	—
		Cost of revenues	$	(1,741)

In addition to the above, for those foreign currency forward contracts not designated as hedged, the Company has recorded a loss (gain) of (28,000) and $(0.6) million for the three months ended September 30, 2013 and September 30, 2012 respectively, and a loss (gain) of $0.4 million and $(0.8) million for the nine months ended September 30, 2013 and September 30, 2012 respectively, in the consolidated statement of operations and comprehensive income.

5. INTANGIBLE ASSETS:

Intangible assets consist of acquired technology, brand, customer relationships, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and portfolio domain names, which have been determined to have an indefinite life and which are tested annually for impairment.

A summary of acquired intangible assets for the three months ended September 30, 2013 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, June 30, 2013	$11,970	$311,470	$1,458,940	$12,102,878	$1,985,144	$15,870,402
Sales of domain names	—	—	—	(4,218)	(4,705)	(8,923)
Amortization expense	(11,970)	(43,410)	(175,620)	—	—	(231,000)
Net book value, September 30, 2013	$—	$268,060	$1,283,320	$12,098,660	$1,980,439	$15,630,479

A summary of acquired intangible assets for the nine months ended September 30, 2013 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2012	$83,790	$398,290	$1,810,180	$12,110,017	$2,013,374	$16,415,651
Sales of domain names	—	—	—	(11,357)	(32,935)	(44,292)
Amortization expense	(83,790)	(130,230)	(526,860)	—	—	(740,880)
Net book value, September 30, 2013	$—	$268,060	$1,283,320	$12,098,660	$1,980,439	$15,630,479

As of September 30, 2013, the accumulated amortization for the definite life intangibles was $4.9 million.

6. LOAN PAYABLE:

The Company has credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal (the “Bank”) that were amended on November 19, 2012, and which provide it with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility and an operating demand loan.

Two Revolving Demand Loan Facilities

The 2012 Demand Loan Facilities are governed by the terms of the Offer Letter, dated November 19, 2012, between the Company and the Bank.

Under the terms of the Amended Credit Facility, our prior demand loan facilities have been amended to provide an aggregate of $14 million in funds available through the 2012 Demand Loan Facilities, which consist of a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”). The 2012 DLR Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. The Company may elect to pay interest on the 2012 DLRR Loan either at the Bank’s U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. Aggregate advances under the 2012 Demand Loan Facilities may not exceed $14.0 million and no more than $2.0 million of such advances may be used to finance repurchases of Company common stock. This facility also provided that a one-time repurchase of Company Common Stock of up to US$10,000,000 may be made via Dutch Auction prior to March 31, 2013. The 2012 Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears.

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

At December 31, 2012, the outstanding balance under the 2012 DLR Loan was $3.7 million. In accordance with the terms of the Amended Credit Facility, on January 1, 2013, the outstanding balance under the 2012 DLR Loan was fully repaid through an equivalent advance made under the 2012 DLRR Loan. Under the terms of the 2012 DLRR Loan this balance is to be repaid in equal monthly principal payments plus interest through December 31, 2016. At September 30, 2013, the outstanding balance under the 2012 DLRR Loan was $1.7 million.

On January 7, 2013, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the 2012 DLR Loan in the amount of $5.2 million. Under the terms of the offer, the Company repurchased an aggregate of 4,114,121 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. At September 30, 2013, the outstanding balance under the 2012 DLR Loan was $5.2 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2013, the Company held contracts in the amount of $32.8 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of September 30, 2013, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of September 30, 2013, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

Remainder of 2013	250,000
2014	2,300,000
2015	1,750,000
2016	1,300,000
2017	1,300,000

7. INCOME TAXES

For the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $1.3 million on income before income taxes of $4.6 million, using an estimated effective tax rate for its 2013 fiscal year adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2012, the Company recorded a provision for income taxes of $1.8 million on income before taxes of $5.7 million, using an estimated effective tax rate for its 2012 fiscal year.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers projected future taxable income, uncertainties related to the industry in which we operate, and tax planning strategies in making this assessment.

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The decrease of $0.3 million from December 31, 2012 relates to the finalization of prior year German income tax returns and the Company completing its 2012 scientific and research and development claim. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2013 and December 31, 2012, respectively. The Company believes that it is reasonably possible that all of the unrecognized tax benefits will decrease in the next twelve months as it is anticipated that the tax authorities will finalize their review of prior taxes owing in Pennsylvania.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Numerator for basic and diluted earnings per common share:
Net income for the period	$2,593,360	$1,635,000	$3,257,569	$3,994,617
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	43,183,583	45,094,678	41,289,876	46,362,261
Effect of outstanding stock options	2,456,317	3,316,751	3,459,356	3,241,609
Diluted weighted average number of shares outstanding	45,639,900	48,411,429	44,749,232	49,603,870
Basic earnings per common share	$0.06	$0.04	$0.08	$0.09
Diluted earnings per common share	$0.06	$0.03	$0.07	$0.08

For the three months ended September 30, 2013, outstanding options to purchase 404,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the nine months ended September 30, 2013, outstanding options to purchase 563,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the nine months ended September 30, 2013, 4,114,121 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2012.

During the nine months ended September 30, 2013, 143,073 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2013.

During the three months ended June 30, 2012, 1,115,304 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in November 2011.

During the three months ended March 31, 2012, 7,570,236 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2011.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 include reductions in the number of shares outstanding due to these repurchases.

9. SUPPLEMENTAL INFORMATION:

(a)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Wholesale
Domain Services	$22,002,858	$22,267,806	$65,698,859	$65,043,412
Value Added Services	2,606,151	2,603,513	7,854,268	7,881,213
Total Wholesale	24,609,009	24,871,319	73,553,127	72,924,625

Retail	6,860,921	2,964,943	16,862,957	7,112,823
Portfolio	4,167,155	1,409,807	6,379,380	4,898,541
	$35,637,085	$29,246,069	$96,795,464	$84,935,989

During the three and nine months ended September 30, 2013 and 2012, no customer accounted for more than 10% of total revenue. As at September 30, 2013, no customer accounted for more than 10% of accounts receivable, while as at September 30, 2012, one customer accounted for 13% of accounts receivable.

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Wholesale
Domain Services	$18,580,828	$18,644,315	$55,519,797	$54,275,405
Value Added Services	484,619	532,296	1,567,113	1,576,228
Total Wholesale	19,065,447	19,176,611	57,086,910	55,851,633

Retail	4,543,084	2,064,448	11,176,620	4,350,722
Portfolio	660,430	205,025	1,090,836	631,065
Network, other costs	1,192,450	1,158,885	3,716,471	3,629,639
Network, depreciation and amortization costs	176,253	193,113	536,501	567,989
	$25,637,664	$22,798,082	$73,607,338	$65,031,048

(c)           The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2013	December 31, 2012
Canada	$1,320,572	$1,026,570
United States	498,734	306,679
Germany	13,952	18,895
	$1,833,258	$1,352,144

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	September 30, 2013	December 31, 2012
Canada	$499,000	$1,062,100
Germany	1,052,380	1,230,160
	$1,551,380	$2,292,260

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	September 30, 2013	December 31, 2012
Canada	$6,089,250	$5,970,462
	$6,089,250	$5,970,462

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2013 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

11. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended September 30, 2013:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, June 30, 2013	40,641,488	$9,755,391	$28,207,230	$(16,845,634)	$(402,622)	$20,714,365

Exercise of stock options	2,935,373	2,041,971	(905,910)	—	—	1,136,061
Stock-based compensation	—	—	162,786	—	—	162,786
Excess tax benefit from stock based payment arrangements	—	—	1,056,014	—	—	1,056,014
Net income for the period	—	—	—	2,593,360	—	2,593,360
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	506,509	506,509
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	(12,175)	(12,175)

Balances, September 30, 2013	43,576,861	$11,797,362	$28,520,120	$(14,252,274)	$91,712	$26,156,920

The following unaudited table summarizes stockholders' equity transactions for the nine month period ended September 30, 2013:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2012	44,322,159	$10,084,417	$33,931,529	$(17,509,843)	$44,104	$26,550,207

Exercise of stock options	3,511,946	2,564,447	(1,110,192)	—	—	1,454,255
Repurchase and retirement of shares	(4,114,121)	(822,887)	(5,454,854)	—	—	(6,277,741)
Normal Course Issuer Bid	(143,073)	(28,615)	(231,260)	—	—	(259,875)
Cancellation of restricted stock	(50)	—	—	—	—	—
Stock-based compensation	—	—	328,883	—	—	328,883
Excess tax benefit from stock based payment arrangements	—	—	1,056,014	—	—	1,056,014
Net income for the period	—	—	—	3,257,569	—	3,257,569
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	63,942	63,942
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	(16,334)	(16,334)

Balances, September 30, 2013	43,576,861	$11,797,362	$28,520,120	$(14,252,274)	$91,712	$26,156,920

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

On March 1, 2013, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $10 million of the Company's common stock over the 12-month period that commenced on March 1, 2013. The Company repurchased 143,073 shares under this program during the three months ended March 31, 2013 for a total of $259,875.

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

During the three months ended September 30, 2013, stock options to purchase 90,000 common shares were granted. During the three months ended September 30, 2012, stock options to purchase 220,000 common shares were granted.

During the nine months ended September 30, 2013, stock options to purchase 571,500 common shares were granted. During the nine months ended September 30, 2012, stock options to purchase 769,000 common shares were granted.

Details of stock option transactions for the three months ended September 30, 2013 and September 30, 2012 are as follows:

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,468,485	$0.71	8,524,499	$0.62
Granted	90,000	2.23	220,000	1.38
Exercised	(2,935,373)	0.39	(20,187)	0.70
Forfeited	(75,624)	1.22	(56,689)	0.83
Expired	(4,750)	0.36	(3,000)	0.44
Outstanding, end of period	5,542,738	$0.91	8,664,623	$0.64
Options exercisable, end of period	4,199,238	$0.78	7,160,766	$0.57

The stock options granted during the three and nine months ended September 30, 2013 expire in 2018 and 2020.

Details of stock option transactions for the nine months ended September 30, 2013 and September 30, 2012 are as follows:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	8,592,686	$0.64	8,746,041	$0.57
Granted	571,500	1.97	769,000	1.36
Exercised	(3,511,946)	0.41	(693,340)	0.52
Forfeited	(104,752)	1.21	(154,064)	0.80
Expired	(4,750)	0.36	(3,014)	0.44
Outstanding, end of period	5,542,738	$0.91	8,664,623	$0.64
Options exercisable, end of period	4,199,238	$0.78	7,160,766	$0.57

As of September 30, 2013, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$0.38	-	$0.60	1,349,125	$0.58	1.2	$2,440,266	1,349,125	$0.58	$2,440,266
$0.62	-	$0.70	1,531,550	$0.69	3.2	2,606,519	1,223,550	$0.69	2,086,000
$0.73	-	$0.94	1,383,813	$0.80	2.2	2,196,030	1,182,438	$0.82	1,861,747
$1.05	-	$2.23	1,278,250	$1.62	5.6	986,623	444,125	$1.54	378,379
			5,542,738	$0.91	3.0	$8,229,438	4,199,238	$0.78	$6,766,392

Total unrecognized compensation cost relating to unvested stock options at September 30, 2013, prior to the consideration of expected forfeitures, was approximately $833,000 and is expected to be recognized over a weighted average period of 2.4 years.

The Company recorded stock-based compensation of $162,786 and $166,371 for the three months ended September 30, 2013 and 2012, respectively.

The Company recorded stock-based compensation of $328,883 and $291,932 for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

	September 30, 2013
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument asset	$—	$466,409	$—	$466,409
Total Assets	$—	$466,409	$—	$466,409

Derivative instrument liability	$—	$310,865	$—	$310,865
Total Liabilities	$—	$310,865	$—	$310,865

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect”, “intend ” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company's foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding future revenue from our patent assignments; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US, Canadian and German tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

Portfolio generates advertising revenue from our domain name portfolio and from our two large advertising-supported websites, butterscotch.com and tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD program.

Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

For the three months ended September 30, 2013 and 2012, we reported revenue of $35.6 million and $29.2 million, respectively. For the three months ended September 30, 2013 and 2012, our OpenSRS domain service offering accounted for 62% and 76% of our total revenue, respectively.

For the nine months ended September 30, 2013 and 2012, we reported revenue of $96.8 million and $84.9 million, respectively. For the nine months ended September 30, 2013 and 2012, our OpenSRS domain service offering accounted for 68% and 77% of our total revenue, respectively.

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

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,		Nine months ended September 30,
	2013 (1)	2012 (1)	2013 (1)	2012 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,240	2,253	7,005	7,138

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results see the Net Revenue discussion below.

Domain names under management:

	September 30,
	2013(1)	2012(1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,713	10,773
Registered using our Resellers' Registrar Accreditations	3,529	3,392
Total domain names under management	14,242	14,165

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results see the Net Revenue discussion below.

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

We are still participating in ICANN’s New gTLD program to own and/or operate two New gTLD strings. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of new gTLDs. On October 23, 2013 ICANN announced that the first four new gTLDs from its New gTLD Program had been delegated. The newly delegated gTLDs are in Arabic, Chinese and Cyrillic scripts. We believe that such expansion, once completed, will result in an increase in the number of domains we register and related revenues commencing in 2014. In addition, while the delegation of New gTLDs could substantially change the domain name industry in unexpected ways, we believe that the New gTLD Program will provide us with new revenue opportunities commencing in 2014.

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

In March 2013, we entered into an alliance with Directi and Namecheap to jointly work together to manage the contested .online registry. In May 2013, in accordance with our alliance with Directi and Namecheap, we withdrew our .online application and under the terms of the New gTLD application process have received a partial refund of $0.1 million against this application.

In addition, in a series of private arrangements that were completed in July 2013, we have negotiated agreements that have changed our interest in the remaining three applications - .group, .media and .marketing. We have withdrawn our applications for .media and .marketing and the gross amounts received for the domain related rights have been recorded as portfolio revenue in the three months ended September 30, 2013. With .group, we have exchanged a majority interest in our .group application for a minority stake in two other contested new gTLD strings, .tech and .store. As all these strings are contested, there can be no assurance that we will be part of a successful bid for any of these new gTLD strings.

While there can be no assurance that we will be awarded any gTLDs, we intend to continue to pursue contested gTLD operator rights and in order to prevail, may incur significant additional costs to acquire such rights. Any such additional costs will be capitalized and included in prepaid expenses and deposits until such time as the relevant gTLD is delegated by ICANN. Other costs incurred by the Company as part of its gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred.

To the extent we elect to sell or dispose of any of our rights under the New gTLD Program, any gains realized on the sale of our interest will be recognized as portfolio revenue, while losses will be recognized when deemed probable. Should we be successful in acquiring any contested gTLD operator rights, any capitalized gTLD costs will be reclassified as finite lived intangible assets and amortized on a straight-line basis over their estimated useful life.

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

Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD program.

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

Revenue from domain portfolio monetization and sales consists primarily of amounts earned for the transfer of rights to domain names and domain related rights that are currently under the Company's control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly revenues are recognized only when payment is received, except where a fixed contract has been negotiated, in which case revenues are recognized once all the terms of the contract have been satisfied.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At September 30, 2013, we had $18.9 million in goodwill related to our acquisitions and $15.6 million in intangible assets. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as one operating segment with three distinct service offerings, being Wholesale, Retail and Portfolio.

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

With regards to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and nine months ended September 30, 2013 and 2012.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Wholesale
Domain Services	$22,002,858	$22,267,806	$65,698,859	$65,043,412
Value Added Services	2,606,151	2,603,513	7,854,268	7,881,213
Total Wholesale	24,609,009	24,871,319	73,553,127	72,924,625

Retail	6,860,921	2,964,943	16,862,957	7,112,823
Portfolio	4,167,155	1,409,807	6,379,380	4,898,541
	$35,637,085	$29,246,069	$96,795,464	$84,935,989
Increase over prior period	$6,391,016		$11,859,475
Increase - percentage	22%		14%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Wholesale
Domain Services	62%	76%	68%	77%
Value Added Services	7%	9%	8%	9%
Total Wholesale	69%	85%	76%	86%

Retail	19%	10%	17%	8%
Portfolio	12%	5%	7%	6%
	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2013 increased by $6.4 million or 22% to $35.6 million when compared to the three months ended September 30, 2012.

Total net revenues for the nine months ended September 30, 2013 increased by $11.9 million or 14% to $96.8 million when compared to the nine months ended September 30, 2012.

Deferred revenue decreased to $72.0 million at September 30, 2013 from $73.3 million at September 30, 2012 and increased by $1.0 million from $71.0 million at December 31, 2012. Deferred revenue has been impacted by certain of our customers, who have acquired their own registrar accreditation, no longer registering new domain names on our platform.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2013 and September 30, 2012. At September 30, 2013, no customer accounted for more than 10% of accounts receivable, and as of September 30, 2012, one customer accounted for 13% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

For the three months ended September 30, 2013, Wholesale revenue remained relatively unchanged at $24.6 million when compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, Wholesale revenue increased by $0.7 million, or 1%, to $73.6 million when compared to the nine months ended September 30, 2012. These results primarily reflect the result of customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. In addition, certain marketing initiatives undertaken by both vendors and resellers in fiscal 2012 have either been significantly scaled back or cancelled for fiscal 2013.

Value-Added Services for the three and nine months ended September 30, 2013 remained relatively unchanged at $2.6 million and $7.9 million respectively, when compared to the three and nine months ended September 30, 2012.

During the three months ended September 30, 2013, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed decreased by 0.1 million transactions to 2.2 million when compared to the three months ended September 30, 2012. This result reflects the impact of certain of our customers now registering new transactions under their own accreditation on our platform.

 During the nine months ended September 30, 2013, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed decreased by 0.1 million transactions to 7.0 million when compared to the nine months ended September 30, 2012. This result reflects the impact of certain of our customers now registering new transactions under their own accreditation on our platform.

As of September 30, 2013, the total domain names under our management remained relatively unchanged at 14.2 million when compared to September 30, 2012. Included in domains under management are 3.5 million (as of September 30, 2012 – 3.4 million) names we manage for other accredited registrars who use our provisioning platform to process domain registrations under their own accreditations.

Retail

Net revenues from Retail for the three months ended September 30, 2013 increased by $3.9 million to $6.9 million, when compared to the three months ended September 30, 2012. This increase resulted primarily from additional revenue of $3.5 million in Ting's mobile device and service sales made during the quarter, as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Net revenues from Retail for the nine months ended September 30, 2013 increased by $9.8 million to $16.9 million, when compared to the nine months ended September 30, 2012. This increase resulted primarily from additional revenue of $8.6 million in Ting's mobile device and service sales made during the quarter, as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

As of September 30, 2013, Ting had 36,000 subscribers and 56,000 mobile devices under its management. During the three months ended September 30, 2013, Ting added 11,000 subscribers and 16,000 devices. During the nine months ended September 30, 2013, Ting added 26,000 subscribers and 41,000 devices.

Portfolio

For the three months ended September 30, 2013, Portfolio revenue increased by $2.8 million to $4.2 million when compared to the three months ended September 30, 2012, primarily as a result of the revenues from payments from our withdrawal for the domain related rights for our .media and .marketing new gTLD applications being partially offset by lower sales of big ticket domains, seasonality and certain of our vendors electing not to repeat market development programs that they undertook during fiscal 2012.

For the nine months ended September 30, 2013, Portfolio revenue increased by $1.5 million to $6.4 million when compared to the nine months ended September 30, 2012, primarily as a result of the revenues from payments from our withdrawal for the domain related rights for our .media and .marketing new gTLD applications being partially offset by lower sales of big ticket domains and certain of our vendors electing not to repeat market development programs that they undertook during fiscal 2012.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Wholesale
Domain Services	$18,580,828	$18,644,315	$55,519,797	$54,275,405
Value Added Services	484,619	532,296	1,567,113	1,576,228
Total Wholesale	19,065,447	19,176,611	57,086,910	55,851,633

Retail	4,543,084	2,064,448	11,176,620	4,350,722
Portfolio	660,430	205,025	1,090,836	631,065
Network, other costs	1,192,450	1,158,885	3,716,471	3,629,639
Network, depreciation and amortization costs	176,253	193,113	536,501	567,989
	$25,637,664	$22,798,082	$73,607,338	$65,031,048
Increase over prior period	$2,839,582		$8,576,290
Increase - percentage	12%		13%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Wholesale
Domain Services	52%	63%	57%	64%
Value Added Services	1%	2%	2%	2%
Total Wholesale	53%	65%	59%	66%

Retail	13%	7%	12%	5%
Portfolio	2%	1%	1%	1%
Network, other costs	3%	4%	4%	4%
Network, depreciation and amortization costs	0%	1%	1%	1%
	71%	78%	77%	77%

Total cost of revenues for the three months ended September 30, 2013 increased by $2.8 million, or 12%, to $25.6 million when compared to the three months ended September 30, 2012.

Total cost of revenues for the nine months ended September 30, 2013 increased by $8.6 million, or 13%, to $73.6 million when compared to the nine months ended September 30, 2012.

Prepaid domain registration and other Internet services fees as of September 30, 2013 decreased by $1.4 million to $57.8 million from $59.2 million at September 30, 2012. Prepaid domain registration and other Internet services fees have been impacted by certain of our customers, who have acquired their own registrar accreditation, no longer registering new domain names on our platform.

Wholesale

Costs for Wholesale for the three months ended September 30, 2013 decreased by $0.1 million, or 1%, to $19.1 million, when compared to the three months ended September 30, 2012.

Costs for Wholesale for the nine months ended September 30, 2013 increased by $1.2 million, or 2%, to $57.1 million, when compared to the nine months ended September 30, 2012, primarily the result of increases in registration fees paid to the registries that were implemented on January 15, 2012 and the fact that certain marketing initiatives undertaken by both vendors and resellers in fiscal 2012 have either been significantly scaled back or cancelled for fiscal 2013.

Retail

Costs for Retail for the three months ended September 30, 2013 increased by $2.5 million, to $4.5 million, when compared to the three months ended September 30, 2012. This increase resulted primarily from additional costs of $2.2 million incurred as a result of increased Ting mobile device and services sales made during the quarter, as well as the increased cost resulting from the additional volume in Hover services.

Costs for Retail for the nine months ended September 30, 2013 increased by $6.8 million, to $11.2 million, when compared to the nine months ended September 30, 2012. This increase resulted primarily from additional costs of $6.2 million incurred as a result of increased Ting mobile device and services sales made during the nine month period, as well as the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio increased by $0.5 million for both the three and nine months ended September 30, 2013, to $0.7 million and $1.1 million respectively, primarily the result of costs associated with our New gTLD applications.

Network Costs

Network costs before depreciation and amortization remained relatively flat at $1.2 million and $3.7 million for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.

Network depreciation and amortization costs for the three and nine months ended September 30, 2013 remained relatively flat at $0.2 million and $0.5 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales and marketing	$2,998,419	$2,037,338	$8,792,091	$6,287,702
Increase over prior period	$961,081		$2,504,389
Increase - percentage	47%		40%
Percentage of net revenues	8%	7%	9%	7%

Sales and marketing expenses for the three months ended September 30, 2013 increased by $1.0 million, or 47%, to $3.0 million, when compared to the three months ended September 30, 2012. This increase primarily related to workforce and marketing expenses incurred in connection with our Ting mobile service offering in the amount of $1.2 million. This was partially offset by a net decrease in non-Ting workforce related costs in the amount of $0.2 million.

Sales and marketing expenses for the nine months ended September 30, 2013 increased by $2.5 million, or 40%, to $8.8 million, when compared to the nine months ended September 30, 2012. This increase primarily related to workforce and marketing expenses incurred in connection with our Ting mobile service offering in the amount of $3.2 million. This was partially offset by a net decrease in non-Ting workforce related costs in the amount of $0.9 million, offset by additional non-Ting marketing expenses in the amount of $0.2 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Technical operations and development	$1,215,327	$1,010,949	$3,097,294	$3,229,669
Increase over prior period	$204,378		$(132,375)
Increase - percentage	20%		(4)%
Percentage of net revenues	3%	3%	3%	4%

Technical operations and development expenses for the three months ended September 30, 2013 increased by $0.2 million, or 20%, to $1.2 million, when compared to the three months ended September 30, 2012. This increase primarily related to additional workforce costs of $0.2 million, the result of a non-recurring cost of approximately $0.1 million related to severance costs and an incremental accrual for incentive bonuses as we now believe that the annual incentive bonus target for the year ending December 31, 2013 will be achieved.

Technical operations and development expenses for the nine months ended September 30, 2013 decreased by $0.1 million, or 4%, to $3.1 million, when compared to the nine months ended September 30, 2012. This decrease resulted from payment received for a 2010 Ontario Interactive Digital Media Tax Credit (“OIDMTC”) of $0.5 million, primarily related to eligible personnel costs, during the nine months ended September 30, 2013. This decrease was partially offset by the non-recurring cost of approximately $0.1 million related to severance costs.

GENERAL AND ADMINISTRATIVE

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
General and administrative	$1,869,668	$1,486,323	$5,266,997	$5,018,178
Increase over prior period	$383,345		$248,819
Increase - percentage	26%		5%
Percentage of net revenues	5%	5%	5%	6%

General and administrative expenses for the three months ended September 30, 2013 increased by $0.4 million, or 26%, to $1.9 million, when compared to the three months ended September 30, 2012. This increase primarily related to additional workforce costs of $0.4 million as we now believe that the annual incentive bonus target for the year ending December 31, 2013 will be achieved.

General and administrative expenses for the nine months ended September 30, 2013 increased by $0.2 million, or 5%, to $5.3 million as compared to the nine months ended September 30, 2012. This increase primarily related to additional costs incurred in processing a higher volume of credit cards in the amount of $0.3 million and additional workforce costs of $0.2 million. These increases were partially offset by a gain in foreign exchange of $0.2 million for the nine months ended September 30, 2013.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Depreciation of property and equipment	$52,972	$46,981	$158,833	$139,918
Increase over prior period	$5,991		$18,915
Increase - percentage	13%		14%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.05 million and $0.2 million for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of intangible assets	$219,030	$219,030	$657,090	$657,090
Decrease over prior period	$-		$-
Decrease - percentage	-%		-%
Percentage of net revenues	1%	1%	1%	1%

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Loss (gain) on currency forward contracts	$(28,068)	$(615,245)	$353,209	$(793,516)
(Decrease) increase over prior period	$587,177		$1,146,725
(Decrease) /increase - percentage	(95)%		(145)%
Percentage of net revenues	(0)%	(2)%	0%	(1)%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2014. The impact of the fair value adjustment on outstanding contracts for the three months ended September 30, 2013 was a net gain of $0.2 million, compared to a net gain of $0.7 million for the three months ended September 30, 2012. The impact of the fair value adjustment on outstanding contracts was partially offset by a realized loss upon settlement of currency forward contracts of $0.2 million for the three months ended September 30, 2013 and a realized loss of $0.1 million for the three months ended September 30, 2012.

The impact of the fair value adjustment on outstanding contracts for the nine months ended September 30, 2013 was a net loss of $0.4 million compared to a net gain of $1.2 million for the nine months ended September 30, 2012. The impact of the fair value adjustment on outstanding contracts was partially offset by a realized gain upon settlement of currency forward contracts of $8,000 for the nine months ended September 30, 2013 and a realized loss of $0.4 million for the nine months ended September 30, 2012.

At September 30, 2013, our balance sheet reflects a net derivative instrument asset of $0.2 million as a result of our existing foreign exchange contracts. At September 30, 2013 the value of our outstanding foreign exchange contracts amounted to $32.8 million. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Other income (expenses), net	$(78,966)	$(50,228)	$(271,756)	$384,001
Increase over prior period	$(28,738)		$(655,757)
Increase - percentage	57%		(171)%
Percentage of net revenues	(0)%	(0)%	(0)%	0%

Other expenses for the three months ended September 30, 2013 remained relatively unchanged when compared to the three months ended September 30, 2012 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

Other expenses for the nine months ended September 30, 2013 were $0.3 million when compared to other income of $0.4 million for the nine months ended September 30, 2012. This change primarily resulted from our selling certain intangible assets with no book value for $0.5 million during the three months ended March 31, 2012. This income was partially offset by the interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Provision for income taxes	$999,747	$577,383	$1,333,287	$1,755,284
Increase (decrease) in provision over prior period	$422,364		$(421,997)
Increase (decrease) - percentage	73%		(24)%
Percentage of income before income tax	28%	26%	29%	31%

For the nine months ended September 30, 2013, we recorded a provision for income taxes of $1.3 million on income before income taxes of $4.5 million, using an estimated effective tax rate for our 2013 fiscal year adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2012, we recorded a provision for income taxes of $1.8 million on income before taxes of $5.7 million, using an estimated effective tax rate for our 2012 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The decrease of $0.3 million from December 31, 2012 relates to the finalization of prior year German income tax returns and completing our 2012 scientific and research and development claim. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2013 and December 31, 2012, respectively. We believe that it is reasonably possible that all of the unrecognized tax benefits will decrease in the next twelve months as it is anticipated that the tax authorities will finalize their review of prior taxes owing in Pennsylvania.

OTHER COMPREHENSIVE INCOME

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended September 30, 2013 was a net gain in other comprehensive income of $0.5 million. The impact of the fair value adjustment on outstanding hedged contracts was a net loss in other comprehensive income of $48,000 for the nine months ended September 30, 2013.

The following table presents other comprehensive income for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
	2013		2012	2013		2012
Other comprehensive income	$494,334		$-	$47,608		$-
Increase in provision over prior period	$494,334			$47,608
Increase - percentage	N/A	%		N/A	%
Percentage of net revenues	1%		-%	0%		-%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our cash and cash equivalents balance increased by $5.1 million to $11.5 when compared to December 31, 2012. Our principal sources of liquidity during the nine months ended September 30, 2013 was net cash provided by operating activities of $7.1 million, the proceeds of $5.2 million we received from drawing down on our credit facility with the Bank of Montreal (the “Bank”) to fund the Dutch Tender Offer which closed in January 2013 and the proceeds of $2.5 million we received on the exercise of stock options.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on November 19, 2012, and which provide us with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”) that provide for a $14 million, five year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of September 30, 2013, we were in compliance with all our covenants.

As of September 30, 2013, the outstanding principal balance outstanding under our Amended Credit Facility was $6.9 million with $8.1 million still available for borrowing under the facility. In addition, under our treasury risk management facility we can place approximately $39.0 million in foreign exchange forward contracts and/or currency options to trade U.S. dollars in exchange for Canadian dollars. As of September 30, 2013, we held contracts in the amount of $32.8 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2013 was $7.1 million, an increase of 63% or $2.7 million when compared to the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $3.3 million, which included non-cash charges and recoveries of $1.0 million such as a recovery for deferred tax and the provision for unrealized losses on currency forward contracts, depreciation, amortization and stock-based compensation. In addition, changes in our working capital generated $2.8 million. Positive contributions of $4.5 million from movements in deferred revenue, income taxes, prepaid expenses and deposits, accounts payable and accrued liabilities and inventory were partially offset by our utilizing $1.7 million to fund a reduction in customer deposits, accounts receivable, and deferred registration costs. These changes in our working capital were primarily driven by the timing of payments in the normal business cycle.

Cash Flow from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2013 totaled $0.8 million. Net cash of $6.5 million was used to fund the repurchase of 4.1 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 4, 2013 and to repurchase 0.1 million shares under our current Normal Course Issuer Bid during the three months ended March 31, 2013. In addition, $2.0 million was used to fund principal repayments under our Amended Credit Facility. These uses of funds in financing activities were partially offset by our drawing $5.2 million under our Amended Credit Facility in January 2013 to fund a portion of the modified Dutch auction tender offer and by the proceeds of $2.5 million we received on the exercise of options by directors and employees of the Company.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2013 used net cash of $1.1 million to acquire additional property and equipment.

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

Subsequent events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2013. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2013, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October – December, 2013	6,260,000	1.0134	(109,935)
January – March, 2014	6,410,000	1.0149	(117,599)
April – June, 2014	6,610,000	1.0471	68,742
April – September, 2014	6,710,000	1.0634	175,539
October – December, 2014	6,810,000	1.0648	138,796
Total	$32,800,000	1.0414	$155,543

As of September 30, 2013 the Company has $32.8 million of outstanding foreign exchange forward contracts which will convert to CDN $34.2 million. Of these contracts, $25.5 million met the requirements for hedge accounting (as at September 30, 2012 – nil).

During July 2013, the Company entered into foreign exchange forward contracts which have a notional value of $20.4 million, whereby $20.4 million is converted into Canadian dollars during 2013 and 2014 at an average foreign exchange rate of US$1.00: Cdn$1.0630. Of these contracts, $16.4 million of the total notional value hedge a portion of its expected Canadian dollar requirements for the 2013 and 2014 fiscal years.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2013. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2013 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Date: November 13, 2013	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

39