Form 10-K
period 2013-12-31
TUCOWS INC /PA/
filed 2014-03-18
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32600

Tucows Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2707366 (I.R.S. Employer Identification No.)
96 Mowat Avenue Toronto, Ontario, Canada (Address of Principal Executive Offices)	M6K 3M1 (Zip Code)

Registrant’s telephone number, including area code: (416) 535-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2013 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $64.5 million. Such aggregate market value was computed by reference to the closing sale price per share of $7.44 as reported on the NYSE Amex on such date (after giving effect to the one for four reverse stock split of December 30, 2013). For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 11,185,384.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (this “Annual Report”). All other service marks, trademarks and trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2013

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

This list of factors that may affect our future performance and financial and competitive position and the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements, except as required by law. These statements are not guarantees of future performance.

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

Our principal place of business is located in Canada. We report our financial results as two operating segments, Domain Services with three distinct service offerings – Wholesale, Retail and Portfolio and Network Access Services, which derives revenue from the sale of retail mobile phones and services to individuals and small businesses. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more understanding of the key metrics driving our business. Accordingly, we report revenue in the following service areas:

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

Portfolio generates advertising revenue from our domain name portfolio. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD program.

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

Our Domain Service provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Other services included in Value-Added Services include web publishing tools and fees we receive from time-to-time from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

We also generate advertising and other revenue through our ad-supported content site, tucows.com. The site primarily derives revenue from banner and text advertising. In addition, their revenue is derived from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center to submit their products for inclusion on our site and to purchase promotional placements of their software

Intellectual Property

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

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (OpenSRS, Hover and Tucows.com) may experience reduced demand during these times.

For example, our experience shows that new domain registrations and traffic on our download site decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results as well as the content site’s performance statistics reported and measured by leading Internet audience measurement services such as comScore.

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

Employees

As of December 31, 2013, we had approximately 200 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

Our web site address is tucows.com. We make available through our web site, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

The market for Internet services generally and domain registrations in particular is intensely competitive and rapidly evolving as participants strive to protect their current market share and improve their competitive position, and we expect competition to intensify in the future. Most of our existing competitors are also expanding the variety of services that they offer. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, including Google, Microsoft, Web.com, GoDaddy, VeriSign and Yahoo!. Competitors like Microsoft, Google and Yahoo!, as well as other large Internet companies, have the ability to offer these services for free or at a reduced price as part of a bundle with other service offerings. If these companies decide to devote greater resources to the development, promotion and sale of these new products and services, greater numbers of individuals and businesses may choose to use these competitors as their starting point for creating an online presence and as a general platform for running their online business operations. In particular, VeriSign may in the future decide to offer additional services that compete with our domain name registration services or other services. If VeriSign were to become a competitor of ours in our core business areas, VeriSign would likely enjoy a number of competitive advantages, including its position as the largest registry, as well as superior financial and operational resources and customer awareness within our industry.

In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase the discounted service offerings of our competitors. As a result of these factors, in the future it may become increasingly difficult for us to compete successfully

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. Currently ICANN has approximately 1,000 registrars who register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. Not all of these accredited registrars, however, are operational. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. As a result, we may not be able to compete effectively.

In addition, we cannot predict the impact ICANN’s New gTLD Program will have on the domain name industry. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of new gTLDs. In June 2012, ICANN announced that it had received over 1,900 applications through which over 1,300 new gTLDs could become available in the next few years on a rolling basis related to over 1,400 new gTLDs. As of February 26, 2014 ICANN has delegated and introduced 160 of these new gTLDs into the Root Zone. We believe that the introduction of the wide range of new gTLDs, once completed, will result in an increase in the number of domains we register and related revenues commencing in 2014. In addition, while the delegation of New gTLDs could substantially change the domain name industry in unexpected ways, we believe that the New gTLD Program will provide us with new revenue opportunities commencing in 2014. The New gTLD Program is a new, complex and untested process and if we do not properly manage our response to any resulting changes in the business environment, it could adversely impact our competitive position or market share.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain. For example, Verisign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce in November 2012, VeriSign will continue as the exclusive registry for the .com gTLD until November 2018. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

We are still participating in ICANN’s New gTLD program to own and/or operate New gTLD strings. In March 2013, we entered into an alliance with Directi and Namecheap to jointly work together to manage the contested .online registry. In addition, as part of a series of private arrangements that were completed in July 2013, we have exchanged a majority interest in our contested .group application for a minority stake in two other contested new gTLD strings, .tech and .store. While there can be no assurance that we will be awarded any gTLDs, we intend to continue to pursue contested gTLD operator rights and in order to prevail, may incur significant additional costs to acquire such rights. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise unsuccessful in acquiring gTLDs in these negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

In addition, we currently have no operating experience providing back-end registry services to existing registries or acting as an owner and operator of domain name registries for gTLD strings. Our participation in the new gTLD program may involve us in new and complex processes with respect to the application and awarding of gTLD strings by ICANN, which may require that we expend significant resources to integrate these processes into our current operations. Participation in the new program may also require us to rely upon, negotiate and collaborate with independent third parties, with whom we may not have long-term contracts. In addition, we expect to compete with other established and more experienced operators in these proposed service offerings and may not be able to compete effectively with these operators. If we are unsuccessful in managing these risks, our business, financial condition and results of operations could be adversely affected.

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

Our revenue is primarily realized in U.S. dollars and a major portion of our operating expenses are paid in Canadian dollars. Our operating results are accordingly subject to fluctuations in foreign currency exchange rates, which could adversely affect our future operating results. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations for Canadian Dollars.

We regularly review our hedging program and make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Implementation of new technology related to the control system may result in misstatements due to errors that are not detected and corrected during testing. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules proclaimed after that. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price, and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

The pace of recovery of U.S. and global economies, political and economic conditions, and the debt crisis in the United States and other countries may adversely affect our revenue and results of operations and stock price.

The U.S. and other global economies continue to experience slow recovery from the recent recession that affected the economy as a whole, resulting in continued issues with the pace of economic growth, loss of consumer confidence and uncertainty about economic stability, and increased unemployment. U.S. and foreign credit and financial markets continue to experience instability, resulting in increased volatility in the stock market and reduced availability of credit. The U.S. continues to face budgetary issues and constraints which may result in a failure to raise the "debt ceiling" and austerity measures such as automatic sequesters, cuts in government spending and programs, increased taxes, and other related actions or inactions by the U.S. government. Other countries and economies continue to experience adverse effects of sovereign debt crises and related austerity measures. These issues may cause a cascading effect impacting other countries and economies. Our services may be considered discretionary on the part of many of our current and potential customers and be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, continuing increases in fuel costs, conditions in the residential real estate and mortgage markets and access to credit.

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

Ting has a short operating history which may not be indicative of our future performance and, if our revenue and earnings growth are not sustainable, we may not be able to generate the earnings necessary to fund our operations or continue to grow our business.

We launched Ting nationally in February 2012 and had no revenues before that time. Consequently, Ting has a limited operating and financial history upon which to evaluate its business model, financial performance and ability to succeed in the future. You should consider its prospects in light of the risks it may encounter, including risks and expenses faced by a new business competing in rapidly evolving and highly competitive markets. Ting cannot be certain that its Mobile Virtual Network Operator (“MVNO”) business model or any specific products or services will be profitable or competitive in the long-term against larger, facilities-based wireless providers or other MVNOs. Ting also cannot predict whether its MVNO model will allow it to offer the wireless services that customers may demand in the future. If Ting is unable to achieve sufficient revenues and earnings from operations, its financial results will be adversely affected and it may not have sufficient cash to fund its current operations or sustain its continued growth.

Ting’s service offerings may not be successful in the long term.

Ting services may not prove to be successful or profitable in the long term. Ting’s long-term success is dependent upon its sustained ability to generate sufficient revenue from its subscribers based on their use of its services and its ability to respond to churn by adding new customers. If Ting is unable to sustain or increase the revenue that it generates from its existing customers or obtain new customers to replace churned customers, its operational performance and financial results may be adversely affected.

Ting may face competitive pressure to reduce prices for our products and services, which may adversely affect our profitability and other financial results.

As competition in the U.S. wireless communications industry has increased, providers have lowered prices or increased the number of minutes available under monthly service plans to attract or retain customers. To remain competitive with existing and future competitors, we may be compelled to offer greater subsidies for our handsets, reduce the prices for our services or increase the minutes, messages and/or data units that we offer under our postpaid monthly plans. Any subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. Lower handset prices may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without long-term contracts may change their wireless providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows. Those who receive inexpensive handsets as gifts and are not interested in using our service may fail to return them. As a result, we could lose our investment in these customers and handsets.

Competition in the wireless industry could adversely affect Ting’s revenues and profitability.

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with (1) facilities-based wireless communications providers and their prepaid affiliates or brands, including Sprint; and (2) other MVNOs.

Most of our competitors have substantially greater financial, technical, personnel and marketing resources and a larger market share than we do, and we may not be able to compete successfully against them or other wireless communications providers. Due to their size and bargaining power, our larger competitors obtain discounts for facilities, equipment, handsets, content, and services, potentially placing us at a competitive disadvantage. As consolidation in the industry creates even larger competitors, our competitors’ purchasing advantages may increase further, hampering our efforts to attract and retain customers. Certain of our competitors may also use their ownership of local wireline telecommunications facilities to introduce service features and calling plans, such as free wireless-to-landline calls, that we are unable to offer at similar cost. Their larger wireless customer bases may make discounted or free in-network calling (that we do not offer currently) more attractive than any similar service that we may offer. This may adversely affect our ability to compete against these competitors in the longer term.

Other prospective entrants in the wireless communications industry, such as cable operators, now offer bundled local, long distance, high-speed data, and television and video services. The ability of these providers to bundle telecommunications, Internet, and video with wireless services, as well as their financial strength and economies of scale, may enable them to offer wireless services at prices that are lower than the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues, profits, cash flows and growth may be adversely affected.

The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition for Ting services.

The traditional dividing lines among long distance, local, wireless, video and Internet services are increasingly becoming blurred. In addition, the dividing lines between voice and data services are also becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services. We expect competition to continue to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

Ting employs a postpaid business model which exposes us to increased credit risk.

Ting offers its wireless services on a postpaid basis. The success of its postpaid offerings depends on its ability to manage its credit risk while attracting new customers with profitable usage patterns. Ting has a short operating history and there can be no assurance that it will be able to manage its credit risk or generate sufficient revenue to cover its postpaid-related expenses, including losses arising from its customers’ failure to make payments when due. Ting manages credit risk exposure using techniques that are designed to set terms and limits for the credit risk it accepts. The techniques it uses may not accurately predict future defaults due to, among other things, inaccurate assumptions or fraud. Ting’s ability to manage credit risk may also be adversely affected by legal or regulatory changes, competitors’ actions, consumer behavior, and inadequate collections staffing or techniques. While Ting continually seeks to improve its assumptions and controls, its failure to manage its credit risks appropriately may materially adversely affect its profitability and ability to grow.

Ting may be limited in its ability to grow its business and customer base unless it can continue to obtain network capacity at favorable rates and meet the growing demands on its business systems and processes.

To further expand our MVNO business, we must continue to obtain wireless network capacity at favorable rates and terms, provide adequate customer service and acquire and market a sufficient quantity and mix of handsets and related accessories. Our operating performance and ability to attract new customers may be adversely affected if we are unable to meet the increasing demands for our services in a timely and efficient manner, while adequately addressing the growing demands on our customer service, billing, and other back- office functions. Any change in our ability, or the ability of third parties with whom we contract, to provide these services also could adversely affect our operations and financial performance.

As an MVNO, Ting is dependent on Sprint for its wireless network and any disruptions to such network may adversely affect its business and financial results.

We are dependent on Sprint’s physical network. As an MVNO, we do not own spectrum or own or operate a physical network. Sprint is our exclusive wireless network provider. To be successful, we will need to continue to provide our customers with reliable service over the nationwide Sprint wireless communication network. We rely on Sprint and its third-party affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If Sprint or its third-party affiliates fail to do so, we may incur substantial losses. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin. Some of the risks related to the nationwide Sprint wireless communication network and infrastructure include: major equipment failures, breaches of network or information technology security that affect Sprint’s wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, power surges or outages, software defects and disruptions beyond Sprint’s control, such as natural disasters and acts of terrorism, among others. The Master Services Agreement “MSA” with Sprint does not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on the nationwide Sprint wireless communication network could disrupt Ting’s operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on technology used by Sprint. Wireless communications technology is evolving rapidly. A significant change in current wireless network technologies or the emergence of alternative technologies could reduce significantly our ability to offer a full range of data services, as compared to our competitors. If Sprint fails to keep up with these changes, we may lose customers or may not be able to attract new customers.

If the Sprint Master Services Agreement is terminated, we may be unable to obtain the wireless services necessary to operate our business. The initial term for our Master Services Agreement with Sprint expires in 2016. After the initial term expires, the Agreement will renew for successive 1-year terms until either party provides the other party 120 days advance notice of its intention not to renew. Sprint, however, may terminate the Master Services Agreement prior to the expiration of its term due to various reasons specified in the Master Services Agreement, including:

●	breach of the agreement by us; or

●	the occurrence of any Change of Control Event.

In case of either the expiration or termination of the Sprint Master Services Agreement, we may be unable to reach a further agreement with Sprint and its third-party affiliates or with an alternate wireless communications provider to obtain the wireless services necessary to operate our business. In addition, transition to an alternative provider is limited to a provider with a CDMA network as our handsets are not capable of operating on all networks. Such a transition could be time-consuming and costly and we could lose a substantial number of customers during the transition period.

Our dependence on Sprint is not limited to our use of the nationwide Sprint network. We rely on Sprint and its third-party affiliates for other critical operational matters, including:

●	continued expansion and improvement by Sprint of the nationwide Sprint network and its third-party affiliates’ networks, which is expected to require additional investment;

●	deployment of upgrades and maintenance of the nationwide Sprint network by Sprint and its third-party affiliates;

●	maintenance by Sprint of its relationships with its third-party affiliates;

●	maintenance by Sprint and its third-party affiliates of FCC authorizations in good standing;

●	integration of new services into the nationwide Sprint network;

●	certification of new handsets for use on the nationwide Sprint network;

●	compliance with FCC, state E911 and other regulatory requirements;

●	obtaining telephone numbers;

●	maintenance of interconnection agreements; and

●	compliance with applicable laws and regulations.

Ting competes with Sprint’s products.

We compete with several of Sprint’s products. In addition, Sprint may from time to time create products or acquire interests in business that directly or indirectly compete with us. As a result, Sprint’s interests may be different from, or adverse to, ours.

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. For example, a significant earthquake could impact us directly by disrupting our business operations.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over

Risks Related To the Internet and Our Technology

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

Ting may lose customers if it fails to keep up with rapid technological change occurring in the wireless industry.

The wireless communications industry is experiencing significant technological change, including ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless broadband data services, shorter development cycles for new products and enhancements, and changes in consumer requirements and preferences. These changes may cause uncertainty about future demand for our wireless services and may affect the prices that we will be able to charge for these services. Rapid changes in technology, moreover, may lead to the development of wireless communications services or alternative services that consumers prefer over our services. Our operational performance and financial results may be adversely affected if we are unable to deploy future technologies or services on a timely basis or at an acceptable cost.

We have entered into agreements with unrelated parties for certain business operations for Ting. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.

We have entered into agreements with unrelated parties for the day-to-day execution of services, the development and maintenance of certain systems necessary for the operation of our business, and for network equipment, handsets, devices, and other equipment. We expect our dependence on key suppliers to continue as more advanced technologies are developed.

In addition, our ability to subsidize handsets is limited because we do not require long-term contracts that may produce a more stable revenue stream.

Ting’s reputation and business may be harmed and it may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our subscribers' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the subscribers’ consent.

In addition, we and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such networks or equipment. As a result, our business information, or subscriber or supplier data may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent.

Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subscribers' willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could be material.

Governmental and Regulatory Risks

Governmental and regulatory policies or claims concerning the domain registration system, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.

ICANN Oversight of Domain Name Registration System

ICANN is a private sector, not-for-profit corporation formed in 1998 by the U.S. Department of Commerce for the express purposes of overseeing a number of Internet related tasks previously performed directly on behalf of the U.S. government, including managing the domain name registration system. ICANN has been subject to strict scrutiny by the public and by the U.S. and other governments around the world with many of those governments becoming increasingly interested in Internet governance. For example, the U.S. Congress has held hearings to evaluate ICANN's selection process for new TLDs. In addition, ICANN faces significant questions regarding efficacy as a private sector entity. ICANN may continue to evolve both its long-term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a diverse representation of interests on its board of directors. We continue to face the risks that:

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

•

the terms of the Registrar Accreditation Agreement (the “RAA”), under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN preventing us from operating our Registrar, or ICANN could adopt unilateral changes to the RAA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;

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

Sprint’s failure to obtain the proper licenses and governmental approvals from regulatory authorities would cause Ting to be unable to successfully operate its business.

The FCC licenses currently held by Sprint and its third-party affiliates to provide wireless services are subject to renewal and revocation. There is no guarantee that Sprint’s or its third-party affiliates’ wireless licenses will be renewed. The FCC requires all wireless licensees to meet certain requirements, including so-called “build-out” requirements, to retain their licenses. Sprint Nextel’s or its third-party affiliates’ failure to comply with certain FCC requirements in a given license area could result in the revocation of Sprint Nextel’s or such third-party affiliates’ wireless license for that geographic area.

Government regulation could adversely affect Ting’s prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect its business prospects, future growth or results of operations.

The FCC and other federal, state and local, as well as international, governmental authorities have jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that Sprint’s licenses will be renewed. Failure to comply with FCC requirements applicable to a given license could result in revocation of that license and, depending on the nature of the non-compliance, other Sprint licenses.

Various states are considering regulations over terms and conditions of service, including certain billing practices and consumer-related issues that may not be pre-empted by federal law. If imposed, these regulations could make it more difficult and expensive to implement national sales and marketing programs and could increase the costs of our wireless operations.

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

Not applicable.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

On December 17, 2013, we notified the NYSE MKT LLC (the " NYSE MKT ") of our intent to withdraw the listing and registration of our common stock from the NYSE MKT, and transfer the listing of our common stock to the NASDAQ Capital Market ("NASDAQ"). Our common stock ceased trading on the NYSE MKT at the close of business on December 27, 2013, and began trading on NASDAQ on December 30, 2013 under the stock symbol "TCX". We maintained our listing on the Toronto Stock Exchange under the symbol “TC”.

At a special meeting of shareholders on December 4, 2013, our shareholders approved an amendment to our Fourth Amended and Restated Articles of Incorporation to implement a reverse stock split, within a range from 1-for-3 to 1-for-6 at any time prior to January 31, 2014, with the exact ratio of the reverse stock split to be determined by our Board of Directors at its sole discretion. Subsequently, our Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-4 shares (the “Reverse Stock Split”). This Reverse Stock Split was effective on December 30, 2013 and our common stock began trading on NASDAQ on a split adjusted basis on December 31, 2013 and our authorized shares of common stock were proportionately decreased from 43,625,048 shares to 10,907,063 shares. Fractional shares were rounded up to the nearest whole share in connection with the Reverse Stock Split. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as adjusted to reflect the Reverse Stock Split:

Year	Fiscal Quarter Ended	High	Low
2014	January 1, 2014 through March 17, 2014	$14.92	$11.62
2013	March 31, 2013	14.45	9.20
	June 30, 2013	9.92	7.12
	September 30, 2013	8.64	6.64
	December 31, 2013	9.00	5.68
2012	March 31, 2012	5.96	4.20
	June 30, 2012	5.68	4.00
	September 30, 2012	6.88	4.08
	December 31, 2012	5.00	3.00

Our common stock was listed on the OTC Bulletin Board maintained by NASDAQ under the symbol “TCOW” through August 17, 2005. Our common stock began trading on the NYSE MKT under the symbol “TCX” on August 18, 2005 through December 27, 2013. Our common stock began trading on NASDAQ under the symbol “TCX” on December 30, 2013.

As of March 5, 2014, Tucows had 280 shareholders of record, excluding shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2013 and December 31, 2012, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements.

Purchases of equity securities by the issuer and affiliated purchasers

Our stock buyback program, which we initially commenced on March 1, 2013, terminated on February 28, 2014. We did not repurchase any equity securities during the fourth quarter of the year ended December 31, 2013.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the “Company”, “we”, “us” or “our”) for the years ended December 31, 2013, 2012 and 2011 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

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

Our principal place of business is located in Canada. We report our financial results as two operating segment, Domain Services with three distinct service offerings – Wholesale, Retail and Portfolio and Network Access Services, which derives revenue from the sale of retail mobile phones and services to individuals and small businesses. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue in the following service areas:

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

Portfolio generates advertising revenue from our domain name portfolio and from our advertising-supported website tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels.

Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

For the years ended December 31, 2013, 2012 and 2011, we reported revenue of $130 million, $115 million and $97 million, respectively. For the years ended December 31, 2013, 2012 and 2011, our OpenSRS domain service offering accounted for 67%, 77% and 79% of our total revenue, respectively.

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

	Year ended December 31, (1)
	2013	2012	2011
	(in 000’s)
Total new, renewed and transferred-in domain name registrations provisioned	9,076	9,213	8,576
Domain names under management
Registered using the Tucows Registrar Accreditation	10,630	10,643	10,482
Registered using our Resellers’ Registrar Accreditations	3,564	3,363	1,400
Total domain names under management	14,194	14,006	11,882

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

The increased competition in the market for Internet services in recent years, which we expect will continue to intensify in the short and long term, poses a material risk for us. As new registrars are introduced, existing competitors expand service offerings and competitors offer price discounts to gain market share, we face pricing pressure, which can adversely impact our revenues and profitability. To address these risks, we have focused on leveraging the scalability of our infrastructure and our ability to provide proactive and attentive customer service to aggressively compete to attract new customers and to maintain existing customers.

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

We are still participating in ICANN’s New gTLD program to own minority interests and/or operate New gTLD strings. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of new gTLDs. In June 2012, ICANN announced that it had received over 1,900 applications through which over 1,300 new gTLDs could become available in the next few years on a rolling basis related to over 1,400 new gTLDs. As of February 26, 2014 ICANN delegated and introduced 160 of these new gTLDs into the Root Zone. We believe that the introduction of the wide range of new gTLDs, once completed, will result in an increase in the number of domains we register and related revenues commencing in 2014. In addition, while the delegation of New gTLDs could substantially change the domain name industry in unexpected ways, we believe that the New gTLD Program will provide us with new revenue opportunities commencing in 2014.

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

Our domain service revenue is principally comprised of registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. The registration fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Other services included in Value-Added Services include web publishing tools and fees we receive from time-to-time from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

We also generate advertising and other revenue through our ad-supported content site, tucows.com. This site primarily derive revenue from banner and text advertising. In addition, their revenue is derived from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center to submit their products for inclusion on our site and to purchase promotional placements of their software.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2013 (“Fiscal 2013”), includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:

●	Wholesale (Domain Service and other Value-Added Services);
●	Retail (Hover and Ting); and
●	Portfolio (Domain Portfolio monetization and sales).

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

Revenues derived from provisioning mobile phone service to individuals and small businesses through the Ting website, are recognized once services have been provided. This is based upon either usage (e.g., minutes of traffic/bytes of data processed), period of time (e.g., monthly service fees), various regulatory fees imposed on us by governmental authorities or other established fee schedules. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. Our billing cycle for each customer is computed based on their activation date and not on our reporting period. As a result, we are required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based on an assessment of the actual services rendered to each customer since the last billing period against our rate plans existing at that time. Adjustments affecting revenue may occur in periods subsequent to the billing period when the services were provided and are recognized as revenue during the current billing cycle. In addition, revenues associated with the sale of wireless devices and accessories to subscribers is recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

We also generate advertising and other revenue through tucows.com as well as advertising revenue from our OpenSRS expired domain names and our domain name portfolio. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of post-presentation impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Revenue is also generated from vendors who are seeking to expand or maintain their services market position and is recognized once all the conditions have been met.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2013, we had $18.9 million in goodwill related to our acquisitions and $15.4 million in intangible assets. All related to our Domain Services segment. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as two operating segments, Domain Services with three distinct service offerings, being Wholesale, Retail and Portfolio and Network Access Services which derives revenue from the sale of retail mobile phones and services to individuals and small businesses.

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

With regards to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2013 and 2012.

Our 2013 annual goodwill impairment analysis, which we performed for our Domain Services reporting unit as of December 31, 2013, did not result in an impairment charge.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments or reporting units, requiring a reallocation and updated impairment analysis of goodwill. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2013 and 2012.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2013	2012

Wholesale
Domain Services	$87,294,173	87,434,450
Value Added Services	10,271,219	10,586,460
Total Wholesale	97,565,392	98,020,910

Retail	24,890,272	10,740,844
Portfolio	7,479,240	5,965,147
	$129,934,904	$114,726,901
Increase over prior period	$15,208,003
Increase - percentage	13%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2013	2012

Wholesale
Domain Services	67%	76%
Value Added Services	8%	10%
Total Wholesale	75%	86%

Retail	19%	9%
Portfolio	6%	5%
	100%	100%

Total net revenues for Fiscal 2013 increased by $15.2 million, or 13%, to $129.9 million from $114.7 million for the fiscal year ended December 31, 2012 (“Fiscal 2012”). Deferred revenue from domain name registrations and other Internet services at December 31, 2013 decreased to $70.0 million from $71.0 million at December 31, 2012. Deferred revenue has been impacted by the transfer of a significant number of names by certain of our customers from our registrar accreditation to their own registrar accreditation, no longer registering new domain names on our platform.

No customer accounted for more than 10% of revenue during Fiscal 2013 and, at December 31, 2013, no customer accounted more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During Fiscal 2013, domain services revenue decreased by $0.1 million to $87.3 million when compared to Fiscal 2012, primarily the result of two customers who have acquired their own registrar accreditation no longer registering new domain names on our platform.

Value-Added Services decreased by $0.3 million to $10.3 million when compared to Fiscal 2012. This decrease was largely due to the $0.6 million decrease in revenue from sale of domain names and advertising from the OpenSRS Domain Expiry Stream which was primarily attributable to slower sales to certain third-party partners. This decrease was partially offset by increased digital certificate and email sales.

During Fiscal 2013, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed decreased by 0.1 million transactions to 9.1 million when compared to Fiscal 2012 and reflects the impact of customers who have acquired their own registrar accreditation no longer registering new domain names on our platform. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

As of December 31, 2013, the total domain names under our management remain essentially flat at 10.6 million, when compared to December 31, 2012. The total domain names under our management continue to be impacted by two customers who have acquired their own accreditation no longer registering new domain names on our platform. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of December 31, 2013, we managed 3.6 million domain names on behalf of other accredited registrars, an increase of 0.2 million compared as of December 31, 2012.

Retail

Net revenues from Retail for Fiscal 2013, as compared to Fiscal 2012, increased by $14.2 million to $24.9 million. This increase was largely due to an increase of $12.6 million to $16.5 million for Ting's mobile device and service sales made during Fiscal 2013, as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

As of December 31, 2013, Ting had 48,000 subscribers and 74,000 mobile devices under its management compared to 10,000 subscribers and 15,000 devices under management as of December 31, 2012.

Portfolio

During Fiscal 2013, Portfolio revenue increased by $1.5 million, or 25%, to $7.5 million when compared to Fiscal 2012. This increase primarily resulted from payments we received on our withdrawal for the domain related rights for our .media and .marketing new gTLD applications being partially offset by lower sales of big ticket domains and certain of our vendors electing not to repeat market development programs that they undertook during fiscal 2012.

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

Costs of revenues for our larger ad-supported content site include the fees paid to third-party service providers, primarily for digital certificates sold through our content sites and content license fees.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2013	2012

Wholesale
Domain Services	$73,468,824	73,168,196
Value Added Services	2,115,167	2,032,328
Total Wholesale	75,583,991	75,200,524

Retail	16,142,116	6,804,863
Portfolio	1,234,214	832,008
Network, other costs	4,835,939	4,925,058
Network, depreciation and amortization costs	711,763	755,280
	$98,508,023	$88,517,733
Increase over prior period	$9,990,290
Increase - percentage	11%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2013	2012

Wholesale
Domain Services	75%	83%
Value Added Services	2%	2%
Total Wholesale	77%	85%

Retail	16%	8%
Portfolio	1%	1%
Network, other costs	5%	5%
Network, depreciation and amortization costs	1%	1%
	100%	100%

Total cost of revenues for Fiscal 2013 increased by $10.0 million, or 11%, to $98.5 million from $88.5 million in Fiscal 2012 primarily the result of increased sales volumes. Prepaid domain registration and other Internet services fees as of December 31, 2013 decreased by $1.5 million, or 3%, to $56.0 million from $57.5 million at December 31, 2012. Prepaid domain registration and other Internet services fees have been impacted by certain of our customers, who have acquired their own registrar accreditation, no longer registering new domain names on our platform.

Wholesale

Costs for Wholesale for Fiscal 2013 increased by $0.4 million to $75.6 million, when compared to Fiscal 2012, primarily the result of increases in registration fees paid to the registries that were implemented on January 15, 2012 and the fact that certain marketing initiatives undertaken by both vendors and resellers in fiscal 2012 have either been significantly scaled back or cancelled for fiscal 2013.

Retail

Costs for Retail for Fiscal 2013, increased by $9.3 million, to $16.1 million, when compared to Fiscal 2012. This increase resulted primarily from additional costs of $8.5 million to $12.6 million incurred for Ting mobile device and service sales made during the year, as well as the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio increased by $0.4 million for Fiscal 2013, to $1.2 million when compared to Fiscal 2012, primarily the result of costs associated with our New gTLD applications.

Network Costs

Network costs decreased by $0.2 million for Fiscal 2013, to $5.5 million as compared to Fiscal 2012.

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

	Year ended December 31,
	2013	2012
Sales and marketing	$12,141,036	$8,701,446
Increase over prior period	$3,439,590
Increase - percentage	40%
Percentage of net revenues	9%	8%

Sales and marketing expenses for Fiscal 2013 increased by $3.4 million, or 40%, to $12.1 million as compared to Fiscal 2012. This increase primarily related to workforce and marketing expenses incurred in connection with our Ting mobile service offering.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2014 (“Fiscal 2014”) to increase slightly, in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to meet future opportunities in the marketplace.

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

	Year ended December 31,
	2013	2012
Technical operations and development	$4,158,603	$4,302,820
Decrease over prior period	$(144,217)
Decrease - percentage	(3)%
Percentage of net revenues	3%	4%

Technical operations and development expenses for Fiscal 2013 decreased by $0.1 million, or 3%, to $4.2 million when compared to Fiscal 2012. These decreases primarily resulted from a decrease in workforce costs. This decrease resulted from payment received for a 2010 Ontario Interactive Digital Media Tax Credit (“OIDMTC”) of $0.4 million, primarily related to eligible personnel costs, during Fiscal 2013. This was partially offset by an increase in workforce related costs in the amount of $0.3 million.

We expect technical operations and development expenses for Fiscal 2014, in absolute dollars, to increase slightly when compared to Fiscal 2013.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2013	2012
General and administrative	$7,204,895	$6,610,819
Increase over prior period	$594,076
Increase - percentage	9%
Percentage of net revenues	6%	6%

 General and administrative expenses for Fiscal 2013 increased by $0.6 million, or 9%, to $7.2 million as compared to Fiscal 2012. This increase was primarily the result of incremental workforce related costs as well as additional costs incurred in processing a higher volume of credit cards.

We expect general and administrative expenses for Fiscal 2014, in absolute dollars, to increase slightly when compared to Fiscal 2013.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2013	2012
Depreciation of property and equipment	$215,447	$190,420
Increase over prior period	$25,027
Increase - percentage	13%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2013 remained essentially flat at $0.2 million.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2013	2012
Loss on disposition of property and equipment	$-	$118,944
(Decrease) increase over prior period	$(118,944)
Decrease - percentage	(100)%
Percentage of net revenues	-%	0%

As part of our ongoing initiatives to improve the efficiency of our production environment, we retired some older computer hardware at our co-location facilities during Fiscal 2012, which resulted in a loss on the disposition of such equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2013	2012
Amortization of intangible assets	$876,120	$876,120
Decrease over prior period	$-
Decrease - percentage	-%
Percentage of net revenues	1%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG in August 2011.

The brand and customer relationships acquired in connection with the acquisitions of Innerwise Inc. and EPAG are being amortized on a straight-line basis over seven years.

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

	Year ended December 31,
	2013	2012
Loss (gain) on currency forward contracts	$676,120	$(682,851)
Increase over prior period	$1,358,971
Increase - percentage	(199)%
Percentage of net revenues	1%	(1)%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2014. The impact of the fair value adjustment on outstanding contracts for Fiscal 2013 was a net loss of $0.5 million, compared to a net gain of $1.1 million for Fiscal 2012. The impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.2 million for Fiscal 2013 and partially offset by a realized loss of $0.4 million for Fiscal 2012.

At December 31, 2013, our balance sheet reflects a derivative instrument liability of $0.5 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2013	2012
Other income (expense), net	$(354,857)	$336,848
Decrease over prior period	$(691,705)
Decrease - percentage	(205)%
Percentage of net revenues	(0)%	0%

Other expenses for Fiscal 2013 increased by $0.7 million, to $0.4 million, as compared with Fiscal 2012. During Fiscal 2013 we made interest payments of $0.4 million pursuant to the terms of our credit facility with the Bank of Montreal. During Fiscal 2012, we sold certain intangible assets with no book value for $0.5 million, which was partially offset by the interest payable in Fiscal 2012 of $0.2 million pursuant to the terms of our credit facility with the Bank of Montreal.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2013	2012
Provision for income taxes	$1,619,339	$2,004,156
Decrease in provision over prior period	$(384,817)
Decrease - percentage	(19)%
Percentage of net revenues	1%	2%

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

Fiscal 2013 includes tax on profits of $1.8 million, offset by a recovery of $0.2 million related to investment tax credits.

Fiscal 2012 includes tax on profits of $2.1 million, offset by a recovery of $0.1 million related to investment tax credits.

We had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2013 was a net gain in other comprehensive income of $0.3 million. The impact of the fair value adjustment on outstanding hedged contracts was a net loss in other comprehensive income of $44,000 for Fiscal 2012.

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2013	2012
Other comprehensive income (loss)	$(289,085)	$44,104
Decrease in provision over prior period	$(333,189)
Decrease - percentage	(755)%
Percentage of net revenues	(0)%	0%

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

Retail

Net revenues from Retail for Fiscal 2012, as compared to Fiscal 2011, increased by $5.5 million to $10.7 million. This increase was largely due to an increase of $4.0 million to $4.0 million for Ting's mobile device and service sales made during Fiscal 2012 as well as the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

As of December 31, 2012, Ting had approximately 10,000 customers and approximately 15,000 mobile devices under our management.

Portfolio

During Fiscal 2012, Portfolio revenue decreased by $0.4 million, or 5%, to $6.0 million when compared to Fiscal 2011. This decrease primarily resulted from advertising and other revenue through our ad-supported content site, tucows.com decreasing by $0.8 million and the delivery of third-party advertisements on parked pages decreasing by $0.4 million. These decreases were partially offset by the increase in sales of domain names from our domain name portfolio. The decrease in revenue from our ad-supported sites was primarily the result of certain of our vendors electing not to repeat market development programs that they undertook during Fiscal 2011 while parked pages advertising declined as a result of the impact our domain name sales have on our advertising revenue.  The increase in portfolio sales primarily reflects the timing of portfolio domain name sales and may not be repeatable in future quarters. The market for monetization of domain names is rapidly evolving and there is no guarantee that we will be able to continue to acquire the same caliber of names for our portfolio from future expiring domains or that names we acquire in future will provide the same revenue impact as we have experienced from past acquisitions. In addition, the revenue we derive from our Portfolio is driven by general macroeconomic factors that affect Internet advertising. Our advertising revenues are typically sensitive to economic conditions and tend to decline in recessionary periods and other periods of economic uncertainty.

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

Costs of revenues for our larger ad-supported content site include the fees paid to third-party service providers, primarily for digital certificates sold through our content sites and content license fees.

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

Retail

Costs for Retail for Fiscal 2012, increased by $4.9 million, to $6.8 million, when compared to Fiscal 2011. This increase resulted primarily from an additional cost of $4.1 million to $4.1 million incurred for Ting mobile device and service sales made during the year, as well as the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio remained relatively flat at $0.8 million for Fiscal 2012 as compared to Fiscal 2011.

Network Costs

Network costs remained relatively flat at $5.7 million for Fiscal 2012 as compared to Fiscal 2011.

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

Liquidity and capital resources

As of December 31, 2013, our cash and cash equivalents balance increased by $6.0 million to $12.4 million when compared to December 31, 2012. Our principal sources of liquidity during Fiscal 2013 was net cash provided by operating activities of $8.7 million, the proceeds of $5.2 million we received from drawing down on our credit facility with the Bank of Montreal (the “Bank”) to fund the Dutch Tender Offer which closed in January 2013 and the proceeds of $2.6 million we received on the exercise of stock options.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on November 19, 2012, and which provide us with access to a demand loan revolving facility (“the 2012 DLR Loan”) and a demand loan revolving reducing facility (“the 2012 DLRR Loan”) that provide for a $14 million, five year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At December 31, 2013 the balance under the 2012 DLR Loan was $5.2 million and the balance under the 2012 DLRR Loan was $1.1 million.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty.  In accordance with the terms of the demand loan facilities, the outstanding balance under the 2012 DLR Loan as of December 31, 2013 of $5.2 million was fully repaid through an equivalent advance made under the 2012 DLRR Loan and will be repaid in equal monthly principal payments plus interest, over a period of four years. Prepayment is permitted without penalty.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2013, we held contracts in the amount of $26.5 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of December 31, 2013, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Year ended December 31, 2013

Net cash inflows from operating activities were $8.7 million, an increase of 37% when compared to the prior year. Net income during Fiscal 2013 was $5.7 million, which included non-cash charges and recoveries of $1.5 million such as depreciation, amortization, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital generated $3.0 million. Positive contributions of $5.4 million from movements in deferred registration costs, income taxes, accrued liabilities, inventory, accounts payable and prepaid expenses and deposits, were partially offset by our utilizing $2.4 million to fund a reduction in deferred revenue and customer deposits and an increase in accounts receivable.

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

Cash Flow from Financing Activities

Year ended December 31, 2013

Net cash used in financing activities during Fiscal 2013 totaled $1.4 million as compared to $5.8 million during Fiscal 2012. Net cash of $6.5 million was used to fund the repurchase of 4.1 million of our shares through a modified “Dutch auction tender offer” that was successfully concluded on January 4, 2013 and to repurchase 0.1 million shares under our current Normal Course Issuer Bid during the three months ended March 31, 2013. In addition, $2.6 million was used to fund principal repayments under our Amended Credit Facility. These uses of funds in financing activities were partially offset by our drawing $5.2 million under our Amended Credit Facility in January 2013 to fund a portion of the modified Dutch auction tender offer and by the proceeds from the exercise of stock options of $2.6 million.

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

Cash Flow from Investing Activities

Year ended December 31, 2013

Investing activities during Fiscal 2013 used net cash of $1.3 million to acquire additional property and equipment.

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

Subsequent events

On March 4, 2014, we announced that our Board of Directors has approved a stock buyback program to repurchase from time to time up to $20 million of our common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program will commence immediately and will terminate on March 3, 2015.

All shares purchased by Tucows under the stock buyback program will be retired and returned to treasury.

Off Balance Sheet Arrangements and Contractual Obligations

We have not entered into any off balance sheet financial arrangements and have not established any special purpose entities as of December 31, 2013 nor have we guaranteed any debt or commitment of other entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2013. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At December 31, 2013, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January – March, 2014	6,410,000	1.0149	(296,398)
April – June, 2014	6,610,000	1.0471	(120,645)
July - September, 2014	6,710,000	1.0634	(34,455)
October - December, 2014	6,810,000	1.0648	(39,600)
Total	$26,540,000	1.0480	$(491,098)

As of December 31, 2013 the Company has $26.5 million of outstanding foreign exchange forward contracts which will convert to CDN $27.8 million. Of these contracts, $20.6 million met the requirements for hedge accounting (2012 –$15.1 million).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended December 31, 2013. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended December 31, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended December 31, 2013 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Tucows. There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Gissin, 55, has served since 2010 as a managing partner in Helios Energy Investment, a Renewable Energy investment fund, and since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Dr. Morrisett, 84, served as a director and as a member of the audit and compensation committees of Infonautics, Inc., our predecessor, beginning in February 1994. Dr. Morrisett also served as chairman of the Board of Directors of Infonautics beginning in March 1998 until we merged with Tucows Inc., a Delaware corporation (“Tucows Delaware”), in August 2001 and became Tucows Inc. He is the co-founder of the Children’s Television Workshop—now Sesame Workshop—and served from 1969 to 1998 as president of The Markle Foundation, a charitable organization.

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

Mr. Karp and Mr. Ralls, two of our independent directors, serve as Co-Chairmen of the Board. The Board does not have a lead independent director. Our Board currently consists of seven directors, six of whom the Board has determined are “independent” within the meaning of the independence requirements prescribed by the listing standards of the NASDAQ Capital Market. In making this determination with respect to Mr. Ralls, the board considered whether his beneficial ownership of Tucows equity securities constituted a material relationship with the Company that would impair his independence, and concluded that he was independent. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our corporate governance, nominating and compensation committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

Our Board of Directors met five times during Fiscal 2013. Our Board of Directors also took action by unanimous written consent on one occasion during Fiscal 2013. With the exception of Mr. Ito, each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2013.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Karp is responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Elliot Noss attended our 2013 annual meeting of shareholders in person while the remainder of the Board of Directors were available by teleconference.

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

The audit committee currently consists of Mr. Schwartz (Chair), Mr. Karp and Dr. Morrisett, all of whom are independent directors as prescribed by the listing standards of the NASDAQ Capital Market.

The audit committee held five meetings during Fiscal 2013. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2013. The audit committee’s purposes are:

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

Each of the members of our Audit Committee is an independent director and satisfies the independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements including balance sheets, income statements and cash flow statements. Additionally, the Board of Directors has determined that Mr. Schwartz qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The Board of Directors has adopted a written charter for the Audit Committee, which the Audit Committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucowsinc.com.

The corporate governance, nomination and compensation committee currently consists of Mr. Karp (Chair), Mr. Schwartz, and Mr. Ralls, all of whom are independent directors as defined in the listing standards of the NASDAQ Capital Market.

The committee held five meetings during Fiscal 2013. The corporate governance, nomination and compensation committee did not take action by unanimous written consent during the 2013 fiscal year. The corporate governance, nomination and compensation committee’s purposes are:

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

The corporate governance, nominating and compensation committee may delegate authority to one or more members of the committee or one or more members of management when appropriate, but no such delegation is allowed if the authority is required by law, regulation or listing standard to be exercised by the corporate governance, nominating and compensation committee as a whole. Each of the members of our corporate governance, nominating and compensation committee are independent directors as defined in the listing standards of the NASDAQ Capital Market.  The Board of Directors has adopted a written charter for the corporate governance, nominating and compensation committee, which the corporate governance, nominating and compensation committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucowsinc.com.

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

Equity compensation

Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the “2006 Plan”), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock- based compensation for our Non-employee directors is governed by the 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the “1996 Plan”). All options granted under the automatic formula grants are immediately exercisable, have an exercise price equal to the fair market value per common shares as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the Amended and Restated 2006 Plan as follows:

•	on the date each non-employee director becomes a director, he or she is granted options to purchase 4,375 shares of our common stock;

•	on the date each director becomes a member of the audit committee, he or she is granted options to purchase 3,750 shares of our common stock;

•	on the date each director becomes a member of the corporate governance, nomination and compensation committee, he or she is granted options to purchase 2,500 shares of our common stock;

•

on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors will receive an automatic grant of options to purchase 3,750 of our common stock;

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

The table below shows all compensation paid to each of our non-employee directors during 2013. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	67,100	11,625	78,725
Rawleigh Ralls	52,300	11,625	63,925
Eugene Fiume	18,750	—	18,750
Erez Gissin	20,500	11,625	32,125
Joichi Ito	15,000	11,625	26,625
Lloyd Morrisett	37,300	11,625	48,925
Jeffrey Schwartz	52,100	11,625	63,725
Stanley Stern	18,750	—	18,750
	281,800	69,750	351,550

(1)

On September 11, 2013 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $8.92. All these options remained outstanding at December 31, 2013 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 9 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2013.

Stock ownership of management

We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the SEC on specified due dates. With respect to Fiscal 2013, reports of transactions by all directors, officers and such beneficial holders were with the exceptions of Mr. Stern, who failed to timely file his Form 4 with respect to the purchase of 20,000 shares of common stock upon the exercise of options, and Messrs. Schwartz, Ralls, Morrisett, Karp, Ito and Gissin, who failed to timely file their Forms 4 with respect to grants of options. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent of our outstanding common stock as reported in their filings with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Summary compensation table

The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during 2013. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2013 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.0319 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2013.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2013	357,157	194,302	—	103,400	10,176	665,035
President and Chief Executive Officer	2012	350,860	200,470	—	23,070	10,495	584,895
Michael Cooperman	2013	279,824	135,284	—	51,700	11,920	478,728
Chief Financial Officer	2012	274,890	142,493	—	23,070	12,295	452,748
David Woroch	2013	233,017	140,372	—	51,700	8,431	433,520
Vice President, Sales	2012	228,909	147,491	—	23,070	8,696	408,166

(1)	Represents bonus earned during the fiscal years ended December 31, 2013, 2012 and 2011.

Of the 2013 amount, the following amounts will be paid in February 2014:

Elliot Noss	$100,094
Michael Cooperman	$73,450
David Woroch	$75,746

Of the 2012 amount, the following amounts were paid in March 2013:

Elliot Noss	$95,589
Michael Cooperman	$62,975
David Woroch	$65,787

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

(4)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2013	1,454	8,722	—	10,176
	2012	1,499	8,996	—	10,495
Michael Cooperman	2013	1,454	8,140	2,326	11,920
	2012	1,499	8,397	2,399	12,295
David Woroch	2013	1,454	6,977	—	8,431
	2012	1,499	7,197	—	8,696

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	50,000	-	2.32	8/10/14
	37,500	-	3.40	3/18/14
	15,000	-	2.40	5/22/15
	32,000	8,000	2.80	5/16/17
	8,750	4,375	2.92	8/14/18
	7,500	5,625	5.52	5/17/19
	12,500	9,375	5.76	12/31/19
	12,500	12,500	10.16	11/10/20
	175,750	39,875

Michael Cooperman	37,500	-	2.32	8/10/14
	30,000	-	3.40	3/18/14
	18,750	-	2.40	5/22/15
	32,000	8,000	2.80	5/16/17
	8,750	4,375	2.92	8/14/18
	7,500	5,625	5.52	5/17/19
	6,250	4,688	5.76	12/31/19
	6,250	6,250	10.16	11/10/20
	147,000	28,938

David Woroch	15,000	-	2.32	8/10/14
	20,000	-	3.40	3/18/14
	16,250	-	2.40	5/22/15
	32,000	8,000	2.80	5/16/17
	8,750	4,375	2.92	8/14/18
	7,500	5,625	5.52	5/17/19
	6,250	4,688	5.76	12/31/19
	6,250	6,250	10.16	11/10/20
	112,000	28,938

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

Director Compensation

The required information regarding our director compensation is set forth in Part III, Item 10 “Directors, Executive Officers and Corporate Governance” and is incorporated herein by reference.

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

Elliot Noss (1)	2013	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$714,313	$716,313
Bonus Plan (3)		329,489	329,489
Acceleration of Unvested Equity Awards (4)		311,025	311,025

Benefits (5)
Car Allowance		17,444	17,444
Healthcare Flexible Spending Account		2,908	2,908
Healthclub		-	-
		$1,375,179	$1,377,179

Michael Cooperman (1)	2013	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$466,373	$468,373
Bonus Plan (3)		180,896	180,896
Acceleration of Unvested Equity Awards (4)		201,625	248,404

Benefits (5)
Car Allowance		13,567	22,611
Healthcare Flexible Spending Account		2,423	4,039
Healthclub		3,877	6,461
		$868,761	$930,784

David Woroch (1)	2013	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$368,943	$368,943
Bonus Plan (3)		179,523	179,523
Acceleration of Unvested Equity Awards (4)		177,388	177,388

Benefits (5)
Car Allowance		11,047	17,491
Healthcare Flexible Spending Account		2,302	3,645
Healthclub		-	-
		$739,203	$746,990

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2013

(2)

Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 24 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2013 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 30, 2013, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2013 was $14.00.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 17, 2014, by each of our chief executive officer, our two other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 17, 2013	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	698,146	(2)	56,375	754,521	6.7%
Michael Cooperman	222,582	(3)	96,062	318,644	2.8%
David Woroch	95,001	(4)	71,062	166,063	1.5%
Allen Karp	24,375	(5)	41,250	65,625	*
Rawleigh Ralls	912,500	(6)	32,500	945,000	8.4%
Erez Gissin	13,750		28,750	42,500	*
Joichi Ito	6,250		3,750	10,000	*
Lloyd Morrisett	44,375	(7)	46,250	90,625	*
Jeffrey Schwartz	15,625		41,250	56,875	*
All directors and executive officers as a group (11 persons)	2,053,904		539,373	2,593,277	22.1%

*	Less than 1%.

(1)	Based on 11,185,384 shares outstanding as of March 17, 2013, adjusted for shares of common stock beneficially owned but not yet issued.

(2)

Includes an aggregate of 124,036 shares of common stock that are held in Mr Noss’s RRSP accounts. Includes 564,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)	Includes 37,188 shares of common stock that are held in Mr. Cooperman’s RRSP account.

(4)	Includes 53,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)	Includes 5,000 shares of common stock that are held directly by Mr. Karp’s wife.

(6)

Includes an aggregate of 850,000 shares of common stock that are indirectly owned by Mr. Ralls. Of these shares, 56,250 shares are held in Mr. Ralls’ IRA account, 6,250 shares are held in Mrs Ralls’ IRA account and 850,000 are held by Lacuna Hedge Fund LLLP (“Lacuna Hedge”) and are indirectly owned by Lacuna, LLC (“Lacuna LLC”) and Lacuna Hedge GP LLLP (“Lacuna Hedge GP”). Lacuna LLC is the sole general partner of Lacuna Hedge GP, which is the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Company. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the shares held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

(7)	Includes 12,500 shares of common stock that are owned jointly by Dr. Morrisett and his wife.

Principal shareholders.

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 17, 2014.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Lacuna, LLC	850,000	(2)	7.6%
1100 Spruce Street, Suite 202
Boulder, CO 80302
Osmium Partners, LLC	1,054,177	(3)	9.4%
300 Drakes Landing Road, Suite 172
Greenbrae, CA 94904
Elliot Noss	746,521	(4)	6.7%
96 Mowat Avenue
Toronto, ON M6K 3M1

(1)	Based on 11,185,384 shares outstanding as of March 17, 2014.

(2)

As disclosed on Form 4A, filed with the SEC on March 18, 2014 by Mr. Ralls. These shares are held by Lacuna Hedge Fund LLLP (“Lacuna Hedge”) and are indirectly owned by Lacuna, LLC (“Lacuna LLC”) and Lacuna Hedge GP LLLP (“Lacuna Hedge GP”). Lacuna LLC serves as the sole general partner of Lacuna Hedge GP, which serves as the sole general partner of Lacuna Hedge. Neither Lacuna LLC nor Lacuna Hedge GP directly owns any securities of the Issuer. Each of Lacuna LLC and Lacuna Hedge GP disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of its pecuniary interest therein. Mr. Ralls is a member of Lacuna LLC. Mr. Ralls disclaims beneficial ownership of the securities held by Lacuna Hedge, except to the extent of his pecuniary interest therein.

(3)

As disclosed on Form 13G/A, filed with the SEC on February 12, 2014 by Mr. John H. Lewis. These shares are held by Osmium Partners, LLC, a Delaware limited liability company (“Osmium Partners”), which serves as the general partner of Osmium Capital, LP, a Delaware limited partnership (the “Fund”) and Osmium Capital II, LP, a Delaware limited partnership (“Fund II”), Osmium Spartan, LP, a Delaware limited partnership (“Fund III”), and Osmium Diamond, LP, a Delaware limited partnership (“Fund IV”) (all of the foregoing, collectively, the “Filers”). The Fund, Fund II, Fund III and Fund IV are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Fund, Fund II, Fund III and Fund IV directly own the common shares reported in this Statement. Mr. Lewis and Osmium Partners may be deemed to share with the Fund, Fund II, Fund III and Fund IV (and not with any third party) voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than the shares owned directly by such Filer.

(4)

As disclosed on Form 4, filed with the SEC on March 18, 2014 by Mr. Noss. Includes an aggregate of 124,036 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes 564,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2013

Our 2006 Amended and Restated Equity Compensation Plan has 1.725 million shares set aside for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	1,254,860	$3.96	255,423
1996 Equity Compensation Plan	152,779	$2.45	—
Equity compensation plans not approved by security holders	—	—	—
Total	1,407,639	$3.80	255,423

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

Director Independence

Our Board of Directors has determined that each of Messrs. Karp, Ralls, Gissin, Ito, Schwarz and Dr. Morrisett are independent directors as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report on Form 10-K, each of these eight directors are referred to individually as an “independent director” and collectively as the “independent directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2013 and 2012 are set forth below:

	2013 Fees	2012 Fees
Audit Fees(1)	$251,500	$265,500
Audit-Related Fees	—	—
Tax Fees(2)	185,975	127,000
All Other Fees	—	—
Total Fees	$437,475	$392,500

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our Quarterly Reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting services.

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
3.1.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on November 29, 2007).

3.1.2

Articles of Amendment to Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 3, 2014).

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

Exhibit No.	Description

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

/s/ Elliot Noss	/s/ Michael Cooperman
Elliot Noss	Michael Cooperman
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 18, 2014	March 18, 2014

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tucows Inc.:

We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants Toronto, Canada

March 11, 2014

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$12,418,888	$6,415,679
Accounts receivable, net of allowance for doubtful accounts of $91,226 as of December 31, 2013 and $73,970 as of December 31, 2012	5,305,403	4,413,265
Inventory	309,686	587,104
Prepaid expenses and deposits	4,309,039	5,081,408
Derivative instrument asset, current portion (note 4)	-	412,944
Prepaid domain name registry and ancillary services fees, current portion	44,209,591	45,170,167
Deferred tax asset, current portion (note 10)	1,081,526	-
Income taxes recoverable	475,889	1,730,631
Total current assets	68,110,022	63,811,198

Derivative instrument asset, long-term portion (note 4)	-	31,838
Prepaid domain name registry and ancillary services fees, long-term portion	11,838,579	12,318,723
Property and equipment (note 5)	1,757,836	1,352,144
Deferred tax asset, long-term portion (note 10)	5,370,037	5,970,462
Intangible assets (note 6)	15,403,228	16,415,651
Goodwill (note 3)	18,873,127	18,873,127
Total assets	$121,352,829	$118,773,143

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,361,481	$1,928,459
Accrued liabilities	3,913,034	2,522,229
Customer deposits	4,500,946	4,955,671
Derivative instrument liability, current portion (note 4)	491,098	-
Loan payable (note 7)	6,300,000	3,700,000
Deferred revenue, current portion	54,379,719	54,997,887
Accreditation fees payable, current portion	473,811	512,847
Deferred tax liability, current portion (note 10)	-	914,429
Income taxes payable (note10)	1,024,004	1,255,108
Total current liabilities	73,444,093	70,786,630

Deferred revenue, long-term portion	15,638,517	16,002,464
Accreditation fees payable, long-term portion	135,522	145,592
Deferred rent, long-term portion	75,979	54,150
Deferred tax liability, long-term portion (note 10)	5,141,500	5,234,100

Stockholders' equity (note 8)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,907,063 shares issued and outstanding as of December 31, 2013 and 11,080,540 shares issued and outstanding as of December 31, 2012	11,859,267	10,084,417
Additional paid-in capital	28,632,311	33,931,529
Deficit	(13,329,379)	(17,509,843)
Accumulated other comprehensive income (loss)	(244,981)	44,104
Total stockholders' equity	26,917,218	26,550,207
Total liabilities and stockholders' equity	$121,352,829	$118,773,143

Commitments and contingencies (note 13)

Subsequent event (note 15)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in U.S. dollars)

		Year ended December 31,
	2013	2012	2011

Net revenues (note 16)	$129,934,904	$114,726,901	$97,064,967

Cost of revenues (note 16):
Cost of revenues	92,960,321	82,837,395	68,088,387
Network expenses (*)	4,835,939	4,925,058	4,837,650
Depreciation of property and equipment	627,973	611,640	750,455
Amortization of intangible assets	83,790	143,640	85,590
Total cost of revenues	98,508,023	88,517,733	73,762,082

Gross profit	31,426,881	26,209,168	23,302,885

Expenses:
Sales and marketing (*)	12,141,036	8,701,446	7,442,681
Technical operations and development (*)	4,158,603	4,302,820	4,868,228
General and administrative (*)	7,204,895	6,610,819	6,096,596
Depreciation of property and equipment	215,447	190,420	187,005
Loss on disposition of property and equipment	-	118,944	42,165
Amortization of intangible assets	876,120	876,120	1,004,950
Loss (gain) on currency forward contracts (note 2(k))	676,120	(682,851)	535,223
Total expenses	25,272,221	20,117,718	20,176,848

Income from operations	6,154,660	6,091,450	3,126,037

Other income (expense):
Interest expense, net	(354,857)	(192,863)	(50,404)
Other income, net (note 11)	-	529,711	374,977
Total other income (expense)	(354,857)	336,848	324,573

Income before provision for income taxes	5,799,803	6,428,298	3,450,610

Provision for (recovery of) income taxes (note 10)	1,619,339	2,004,156	(2,719,621)

Net income	4,180,464	4,424,142	6,170,231

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	(260,624)	44,104	-
Net amount reclassified to earnings	(28,461)	-	-
Other comprehensive income (loss), net of tax of $150,587 (2012 : $22,975)	$(289,085)	$44,104	-

Comprehensive income for the year	$3,891,379	$4,468,246	$6,170,231

Basic earnings per common share (note 12)	$0.40	$0.39	$0.46

Shares used in computing basic earnings per common share (note 12)	10,468,250	11,458,216	13,363,669

Diluted earnings per common share (note 12)	$0.37	$0.36	$0.44

Shares used in computing diluted earnings per common share (note 12)	11,281,409	12,283,736	13,937,359

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$31,664	$24,480	$22,972
Sales and marketing	$129,302	$92,168	$91,244
Technical operations and development	$78,800	$59,141	$51,984
General and administrative	$191,137	$184,910	$144,756

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income (loss)	equity

Balances, December 31, 2010	13,362,949	$11,324,866	$40,700,587	$(28,104,216)	$-	$23,921,237

Exercise of stock options	18,427	38,846	(7,500)	-	-	31,346
Repurchase and retirement of shares (note 8)	(5,942)	(4,753)	(13,689)	-	-	(18,442)
Cancellation of restricted stock	(238)	-	-	-	-	-
Other proceeds	-	-	3,659	-	-	3,659
Stock-based compensation (note 9)	-	-	310,956	-	-	310,956
Net income	-	-	-	6,170,231	-	6,170,231
Balances, December 31, 2011	13,375,196	11,358,959	40,994,013	(21,933,985)	-	30,418,987

Exercise of stock options	191,585	713,746	(295,638)	-	-	418,108
Repurchase and retirement of shares (note 8)	(2,485,360)	(1,988,288)	(7,127,545)	-	-	(9,115,833)
Cancellation of restricted stock	(81)	-	-	-	-	-
Stock-based compensation (note 9)	-	-	360,699	-	-	360,699
Net income	-	-	-	4,424,142	-	4,424,142
Other comprehensive income	-	-	-	-	44,104	44,104
Balances, December 31, 2012	11,081,340	10,084,417	33,931,529	(17,509,843)	44,104	26,550,207

Exercise of stock options	890,034	2,626,352	(1,134,178)	-	-	1,492,174
Repurchase and retirement of shares (note 8)	(1,064,299)	(851,502)	(5,686,114)	-	-	(6,537,616)
Cancellation of restricted stock	(12)	-	-	-	-	-
Income tax effect related to stock options exercised	-	-	1,090,171	-	-	1,090,171
Stock-based compensation (note 9)	-	-	430,903	-	-	430,903
Net income	-	-	-	4,180,464	-	4,180,464
Other comprehensive loss	-	-	-	-	(289,085)	(289,085)

Balances, December 31, 2013	10,907,063	$11,859,267	$28,632,311	$(13,329,379)	$(244,981)	$26,917,218

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2013	2012	2011
Cash provided by:
Operating activities:
Net income for the year	$4,180,464	$4,424,142	$6,170,231
Items not involving cash:
Depreciation of property and equipment	843,420	802,060	937,460
Loss on disposition of property and equipment	-	118,944	42,165
Amortization of deferred financing charges	-	2,300	13,300
Amortization of intangible assets	959,910	1,019,760	1,090,540
Deferred income taxes (recovery)	(247,371)	832,736	(3,046,669)
Excess tax benefits from share-based compensation expense	(1,090,171)	-	-
Amortization of deferred rent	21,829	27,663	26,487
Acquisition of domain names	-	(3,664)	-
Disposal of domain names	52,513	50,843	34,071
Gain on disposition of intangible assets	-	(508,800)	-
(Gain) loss on change in the fair value of forward contracts	496,207	(1,100,161)	1,533,443
Stock-based compensation	430,903	360,699	310,956
Change in non-cash operating working capital:
Accounts receivable	(892,138)	(533,081)	(270,594)
Inventory	277,418	(381,507)	(205,597)
Prepaid expenses and deposits	772,369	(1,325,100)	(923,909)
Prepaid domain name registry and ancillary services fees	1,440,720	(1,679,703)	(4,855,039)
Income taxes recoverable	1,023,638	233,312	(261,215)
Accounts payable	529,537	931,467	(611,532)
Accrued liabilities	1,390,805	547,590	515,931
Customer deposits	(454,725)	752,772	209,984
Deferred revenue	(982,115)	1,824,650	5,179,716
Accreditation fees payable	(49,106)	(53,491)	(4,460)

Net cash provided by operating activities	8,704,107	6,343,431	5,885,269

Financing activities:
Proceeds received on exercise of stock options	1,492,174	418,108	31,346
Excess tax benefits from share-based compensation expense	1,090,171	-	-
Repurchase of common stock	(6,537,616)	(9,115,833)	(18,442)
Proceeds received on short swing sale	-	-	3,659
Proceeds received on loan payable	5,200,000	4,000,000	2,530,000
Repayment of loan payable	(2,600,000)	(1,150,000)	(2,985,883)

Net cash used in financing activities	(1,355,271)	(5,847,725)	(439,320)

Investing activities:
Additions to property and equipment	(1,345,627)	(997,036)	(851,008)
Acquisition of EPAG Domainservices GMBH, net of cash acquired	-	-	(2,392,461)
Proceeds on disposal of intangible assets	-	508,800	-
Net cash used in investing activities	(1,345,627)	(488,236)	(3,243,469)

Increase in cash and cash equivalents	6,003,209	7,470	2,202,480

Cash and cash equivalents, beginning of year	6,415,679	6,408,209	4,205,729

Cash and cash equivalents, end of year	$12,418,888	$6,415,679	$6,408,209

Supplemental cash flow information:
Interest paid	$372,853	$195,509	$53,166
Income taxes paid, net	$793,000	$1,025,000	$550,000

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$-	$96,515	$257,967

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

2. Significant accounting policies:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise noted. Certain of the prior year comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year. In December 2013, our Board of Directors authorized a one-for-four share consolidation of our common stock, in the form of a reverse stock split, as further described in note 8. All share information related to shares outstanding and earnings per share have been retroactively adjusted to reflect this share consolidation.

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

(b) Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to amounts recognized for or carrying values of revenues, bad debts, goodwill and intangible assets which require estimates of future cash flows and discount rates, income taxes, contingencies and litigation, and estimates of credit spreads for determination of the fair value of derivative instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

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

Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2013, the Company had goodwill of $18.9 million. The Company completed its latest annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2013, 2012 and 2011.

The Company has other finite life intangible assets consisting of patented and non-patented technologies. These intangible assets are amortized over their expected economic lives. The lives are determined based upon the expected use of the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite- lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2013 and 2012.

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

The Company derives revenues from the provisioning of mobile phone services through its Ting website. These revenues are recognized once services have been provided. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. The Company’s billing cycle for each customer is computed based on the customer’s activation date. As a result, the Company estimates the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories to subscribers is recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

(k) Translation of foreign currency transactions

The Company’s functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the average rate for the year. A foreign exchange gain amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2013 (“Fiscal 2013”). A foreign exchange gain amounting to $8,000 has been recorded in general and administrative expenses during the year ended December 31, 2012 (“Fiscal 2012”). A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2011 (“Fiscal 2011”).

(l) Derivative Financial Instruments

During Fiscal 2103 and Fiscal 2012, we used derivative financial instruments to manage foreign currency exchange risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

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

(m) Product development costs

Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use as follows: costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. During the years ended December 31, 2013, 2012 and 2011, the Company did not capitalize any amounts of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

(n) Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the year that includes the enactment date. A valuation allowance is recorded if it is not “more likely than not” that some portion of or all of a deferred tax asset will be realized.

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

(o) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in net income for 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

(p) Earnings per common share

Basic earnings per common share has been calculated on the basis of net income for the year divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year assuming that they had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common share equivalents or the proceeds of the exercise of options.

(q) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and forward foreign exchange contracts. Cash equivalents consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information. No customer accounted for more than 10% of revenue in 2013, 2012 or 2011. No customers accounted for 10% of accounts receivable at December 31, 2013, no customer accounted for 10% of accounts receivable at December 31, 2012, and one customer accounted for 16% of accounts receivable at December 31, 2011. All of these accounts receivable have subsequently been collected.

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

(s) Segment reporting

The Company operates in two business segments, Domain Services and Network Access Services.

The Company’s revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer.

The Company’s assets are located in Canada, the United States, Germany and the Netherlands. All of the Company’s goodwill and intangible assets are allocated to the Domain Services business segment.

Recent Accounting Pronouncements Adopted

Testing Indefinite-Lived Intangible Assets for Impairment

On January 1, 2013, the Company adopted Accounting Standards Update No. 2012-02, Intangibles —Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 allows an entity to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that this is the case, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The adoption of ASU 2012-02 did not materially impact the carrying value of our recorded indefinite-lived intangible assets.  The Company performed its annual indefinite-lived intangible asset impairment test on December 31, 2013 using the market approach as described in Note 2(f).

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

3. Business acquisitions:

a.          Goodwill:

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

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	Total
Balances, December 31, 2011	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127
Balances, December 31, 2012	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127
Balances, December 31, 2013	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127

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

With regards to property, equipment and definite life intangible assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured as the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time. There was no impairment recorded on definite-life intangible assets and property and equipment during 2013 and 2012. As of December 31, 2013, the Company had $15.4 million in intangible assets.

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

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2013 and 2012, is recorded as derivative instrument assets and liabilities.

As of December 31, 2013, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $26.5 million, of which $20.6 million met the requirements of ASC Topic 815 and were designated as hedges (December 31, 2012 - $29.3 million of which $15.1 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2013, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see note 14)

Derivatives	Balance Sheet Location	Year ended December 31, 2013 Fair Value Asset (Liability)	Year ended December 31, 2013 Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(118,505)	$377,703

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(372,593)	$67,079

Total foreign currency forward contracts	Derivative instruments	$(491,098)	$444,782

Effects of derivative instruments on income and other comprehensive income (OCI)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	(318,605)
Foreign currency forward contracts – year ended December 31, 2013	$(289,085)	Cost of revenues	(406)	—	—

Foreign currency forward contracts – year ended December 31, 2012	$44,104	—	—	—	—

5. Property and equipment:

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Computer equipment	$6,937,495	$6,529,764
Computer software	1,175,664	1,157,609
Furniture and equipment	711,346	542,213
	8,824,505	8,229,586
Less:
Accumulated depreciation	7,066,669	6,877,442
	$1,757,836	$1,352,144

Depreciation of property and equipment:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Depreciation of property and equipment	$843,420	$802,060	$937,460

6. Intangible assets:

Intangible assets consist of acquired technology, brand, customer relationships, non-competition agreements, surname domain names and direct navigation domain names. These balances are being amortized, where applicable, on a straight-line basis over the term of the intangible assets, as reflected in the table below.

Acquired intangible assets consist of the following:

	Technology	Brand	Customer relationships	Surname domain names	Direct navigation domain names
Amortization period	2 - 7 years	7 years	4 - 7 years	indefinite life	indefinite life	Total
Balances, December 31, 2011	$227,430	$571,930	$2,512,660	$12,120,077	$2,050,493	$17,482,590
Additions to/(disposals from) domain portfolio, net	—	—	—	(10,060)	(37,119)	(47,179)
Amortization expense	(143,640)	(173,640)	(702,480)	—	—	(1,019,760)
Balances, December 31, 2012	83,790	398,290	1,810,180	12,110,017	2,013,374	16,415,651
Additions to/(disposals from) domain portfolio, net	—	—	—	(13,305)	(39,208)	(52,513)
Amortization expense	(83,790)	(173,640)	(702,480)	—	—	(959,910)
Balances, December 31, 2013	$—	$224,650	$1,107,700	$12,096,712	$1,974,166	$15,403,228

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2014	$596,620
2015	205,320
2016	205,320
2017	205,320
2018	119,770
Total	$1,332,350

Indefinite life intangible assets represent domain names acquired from third parties and surname and direct navigation domain names related to the acquisition of Mailbank.com Inc. in June 2006. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses a discounted cash flow or income approach to estimate the fair value of its indefinite life intangible assets. In the discounted cash flow approach, expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company’s expected long-term operating and cash flow performance. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required. At December 31, 2013, the Company had indefinite life assets of $14.1 million. The Company completed its latest annual impairment test and fair value analysis for indefinite life intangible assets, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2013, 2012 and 2011.

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At December 31, 2013, the outstanding balance under the 2012 DLR Loan was $5.2 million. At December 31, 2013, the outstanding balance under the 2012 DLRR Loan was $1.1 million.

On January 7, 2013, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash and an advance under the 2012 DLR Loan in the amount of $5.2 million. Under the terms of the offer, the Company repurchased an aggregate of 4,114,121 shares of its common stock at a purchase price of $1.50 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. At December 31, 2013, the outstanding balance under the 2012 DLR Loan was $5.2 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2013, the Company held contracts in the amount of $26.5 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2013, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of, and for the year ended, December 31, 2013, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

2014	2,300,000
2015	1,400,000
2016	1,300,000
2017	1,300,000

8. Common shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2013, there were 10,907,063 shares of common stock outstanding.

(a)	Share consolidation

On December 30, 2013, the Company ceased trading on the NYSE Amex Exchange and began trading on the NASDAQ Exchange under the symbol “TCX”. In December 2013, our Board of Directors authorized a one-for-four share consolidation of our common stock, in the form of a reverse stock split. This consolidation was effective at the opening of trading on December 31, 2013. As a result of the share consolidation, every four shares of our common stock outstanding were automatically combined into one share of our common stock. Each shareholder continues to hold the same percentage of our outstanding common shares. The shares were rounded up to the next whole share for those holders who would have otherwise received fractional shares. The share consolidation was intended to make our common stock available to a broader range of investors and reposition the company’s trading metrics. All share information related to shares outstanding and earnings per share have been retroactively adjusted to reflect this stock consolidation.

Repurchase of common shares:

(a)           Modified Dutch Tender Offers:

On January 7, 2013, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on November 21, 2012. Under the terms of the offer, the Company repurchased an aggregate of 1,028,531 shares of its common stock at a purchase price of $6.00 per share, for a total of $6,171,656, excluding transaction costs of approximately $106,000. The purchase price and all transaction costs were funded from available cash and an additional advance under our Amended Credit Facility from the Bank in the amount of $5.2 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 31, 2013, the Company had 10,056,719 shares issued and outstanding.

On January 23, 2012, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 15, 2011. Under the terms of the offer, the Company repurchased an aggregate of 1,892,559 shares of its common stock at a purchase price of $3.08 per share, for a total of $5,829,082, excluding transaction costs of approximately $64,000. The purchase price and all transaction costs were funded from available cash and an additional advance under its Amended Credit Facility from the Bank in the amount of $4.0 million. All shares purchased in the tender offer received the same price and all shares repurchased were immediately cancelled. As a result of the completion of the tender offer, as of January 23, 2012, the Company had 11,511,764 shares issued and outstanding.

(b)           Normal Course Issuer Bids:

On March 1, 2013, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $2.5 million of the Company's common stock over the 12-month period that commenced on March 1, 2013. The Company repurchased 35,769 shares under this program during the three and six month periods ended June 30, 2013 for a total of $259,875

On March 16, 2012, the Company announced that it was reinstating its previously announced stock buyback program, which initially commenced on November 11, 2011 and which was temporarily suspended when the Company undertook its Dutch auction tender offer. Under this buyback program, the Company may repurchase up to 960,000 shares of the Company's common stock over the 12-month period that commenced on November 15, 2011. The Company repurchased 592,801 shares under this program during the year ended December 31, 2012.

9. Stock option plans:

The Company’s 1996 Stock Option Plan (the “1996 Plan”) was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the 1996 Plan was 2,787,500 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued under the 1996 Plan vest over a four-year period. The 1996 Plan expired on February 25, 2006; no options were issued from this plan after that date.

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the 2006 Plan is 1.25 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares which have been set aside for issuance by an additional 0.475 million shares to 1.725 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which are immediately exercisable and have a five year term.

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

The fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2013	2012	2011
Volatility	69.4%	52.1%	73.7%
Risk-free interest rate	1.1%	0.5%	0.8%
Expected life (in years)	4.0	4.0	4.0
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$4.52	$2.24	$1.52

Details of stock option transactions are as follows:

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	2,148,170	$2.56,	2,186,511	$2.28	2,068,063	$2.24
Granted	180,375	8.36	194,750	5.44	176,500	2.96
Exercised	(890,033)	1.80	(191,585)	2.20	(18,427)	1.72
Forfeited	(29,684)	4.88	(40,751)	3.20	(24,625)	2.76
Expired	(1,189)	1.44	(755)	1.76	(15,000)	3.20
Outstanding, end of year	1,407,639	$3.80	2,148,170	$2.56	2,186,511	$2.28
Options exercisable, end of year	1,045,475	$3.14	1,772,723	$2.28	1,760,604	$2.16

The stock options expire at various dates through 2020.

As of December 31, 2013, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$1.52	-	$2.40	335,029	$2.32	0.9	$3,911,669	335,029	$2.32	$3,911,669
$2.48	-	$2.80	379,135	$2.75	3.0	4,264,512	302,472	$2.74	3,405,886
$2.92	-	$3.76	339,041	$3.21	2.0	3,658,099	288,867	$3.26	3,102,171
$4.20	-	$10.16	354,434	$6.86	5.5	2,530,230	119,107	$6.13	937,590
			1,407,639	$3.80		$14,364,510	1,045,475	$3.14	$11,357,316

Total unrecognized compensation cost relating to unvested stock options at December 31, 2013, prior to the consideration of expected forfeitures, is approximately $0.9 million and is expected to be recognized over a weighted average period of 2.9 years.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $296,000 and $25,000, respectively. Cash received from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $0.4 million and $31,346 respectively.

The Company recorded stock-based compensation amounting to $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2010 respectively.

10. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income for the year before provision for income taxes	$5,799,803	$6,428,298	$3,450,610
Computed expected tax expense	$1,971,933	$2,185,621	$1,173,207
Increase (reduction) in income tax expense resulting from:
State income taxes	14,500	16,071	8,627
Permanent differences, including foreign exchange	13,700	21,728	13,700
Investment tax credits recovered	(115,455)	(106,941)	(41,833)
Other, including alternative minimum tax and adjustments to opening deferred tax assets	(265,339)	(112,323)	(218,252)
Change in beginning of the year balance of the valuation allowance allocated to income tax expense	—	—	(3,655,070)
Provision for (recovery of) income taxes	$1,619,339	$2,004,156	$(2,719,621)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are presented below:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Deferred revenue	$5,300,868	$5,429,220
Losses	290,714	—
Foreign tax credit	1,914,090	—
Amortization	69,169	541,242
Accruals, including foreign exchange and other	(1,123,278)	—
Total gross deferred tax assets	6,451,563	5,970,462
Less valuation allowance	—	—
Net deferred tax assets	$6,451,563	$5,970,462
Deferred income tax asset, current portion	1,081,526	—
Deferred income tax asset, long-term portion	5,370,037	5,970,462
	$6,451,563	$5,970,462
Deferred tax liabilities:
Accruals, including foreign exchange and other	$—	$(914,429)
Limited life intangible assets	(301,500)	(394,100)
Indefinite life intangible assets	(4,840,000)	(4,840,000)
Total deferred tax liabilities	(5,141,500)	(6,148,529)
Less deferred tax liability, current portion	—	(914,429)
Deferred tax liability, long-term portion	$(5,141,500)	$(5,234,100)

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2013 and $0.4 million of total gross unrecognized tax benefit as of December 31, 2012, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any significant interest and penalties accrued as of December 31, 2012 and December 31, 2013.

Tucows believes that it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the foreign tax authorities will finalize their review of prior years’ taxes owing in Pennsylvania within that period.

The following is a reconciliation of Tucows’ change in uncertain tax position under ASC 740, “Income Taxes”:

Total Gross Unrecognized Tax Benefits
Balance as at December 31, 2012	$382,000
Decrease in uncertain tax benefits of prior years	(265,000)
Balance as at December 31, 2013	$117,000

11. Other income, net:

In 2002, various patents which were acquired by us in the merger with Infonautics in 2001 were assigned to an unrelated third party. In connection with the assignment of these patents, we retained the right to a share of any cash flow received by the unrelated third party relating to the commercialization of these patents. As a result of this assignment, during the year ended December 31, 2011 we received an amount of $0.4 million. No amount was received during the years ended December 31, 2013 and 2012.

In March 2012, we received an amount of $0.5 million on the sale of certain intangible assets with no book value.

12. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Numerator for basic and diluted earnings per common share:
Net income for the year	$4,180,464	$4,424,142	$6,170,231
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,468,250	11,458,216	13,363,669
Effect of stock options	813,159	825,520	573,690
Diluted weighted average number of shares outstanding	11,281,409	12,283,736	13,937,359
Basic earnings per common share	$0.40	$0.39	$0.46
Diluted earnings per common share	$0.37	$0.36	$0.44

Options to purchase 136,812 common shares were outstanding during 2013 (2012: 188,797; 2011: 787,188) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2018 to 2020 were still outstanding at the end of 2013.

13. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

2014	$1,897,000
2015	1,518,000
2016	991,000
2017	919,000
2018	494,000
Thereafter	987,000

Rental expense under operating lease agreements was $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)           In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as of December 31, 2013 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2013:

	December 31, 2013
	Fair Value Measurement Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$491,098	$—	$491,098
Total Liabilities	$—	$491,098	$—	$491,098

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2012:

	December 31, 2012
	Fair Value Measurement Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument asset	$—	$444,782	$—	$444,782
Total Assets	$—	$444,782	$—	$444,782

15. Subsequent event:

On March 4, 2014, the Company announced that its Board of Directors has approved a stock buyback program to repurchase from time to time up to $20 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program will commence immediately and will terminate on March 3, 2015.

All shares purchased by Tucows under the stock buyback program will be retired and returned to treasury.

16. Segment Reporting:

(a)           We are organized and managed based on two segments, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The two segments are Domain Services and Network Access Services and are described as follows:

1.

Domain Services – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making its portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada.

2.

Network Access Services - This segment derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website. Revenues are generated in the United States.

The Chief Executive Officer is the chief operating decision maker and regularly reviews the operations and performance by segment. The chief operating decision maker reviews gross margin as a key measure of performance for each segment and to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, loss on disposition of property and equipment, amortization of intangibles, loss (gain) on currency forward contracts, other income (expense), and provision for income taxes, are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the chief operating decision maker. The Company follows the same accounting policies for the segments as those described in note 2 to these consolidated financial statements.

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Year Ended December 31, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$113,404,668	16,530,236	129,934,904
Cost of Revenues	85,886,930	12,621,093	98,508,023
Gross Profit	27,517,738	3,909,143	31,426,881

Expenses:
Sales and marketing			12,141,036
Technical operations and development			4,158,603
General and administrative			7,204,895
Depreciation of property and equipment			215,447
Amortization of intangibles			876,120
Loss on currency forward contracts			676,120
Income from operations			6,154,660
Other expenses, net			(354,857)
Income before provision for income taxes			5,799,803

Year Ended December 31, 2012	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$110,761,217	3,965,684	$114,726,901
Cost of Revenues	84,388,714	4,129,019	88,517,733
Gross Profit	26,372,503	(163,335)	26,209,168

Expenses:
Sales and marketing			8,701,446
Technical operations and development			4,302,820
General and administrative			6,610,819
Depreciation of property and equipment			190,420
Loss on disposition of property and equipment			118,944
Amortization of intangibles			876,120
Gain on currency forward contracts			(682,851)
Income from operations			6,091,450
Other income, net			336,848
Income before provision for income taxes			$6,428,298

The net revenues and cost of revenues for Network Access Services for fiscal 2011 are not material as TING was newly formed in fiscal 2011.

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

		Year ended December 31,
	2013	2012	2011

Wholesale
Domain Services	$87,294,173	$87,434,450	$76,201,058
Value Added Services	10,271,219	10,586,460	9,268,460
Total Wholesale	97,565,392	98,020,910	85,469,518

Retail	24,890,272	10,740,844	5,263,118
Portfolio	7,479,240	5,965,147	6,332,331
	$129,934,904	$114,726,901	$97,064,967

During the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10% of total revenue. As at December 31, 2013 and 2012, no customers accounted for more than 10% of accounts receivable, as at December 31, 2011, one customer accounted for 16% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

		Year ended December 31,
	2013	2012	2011

Wholesale
Domain Services	$73,468,824	$73,168,196	$63,491,433
Value Added Services	2,115,167	2,032,328	1,969,374
Total Wholesale	75,583,991	75,200,524	65,460,807

Retail	16,142,116	6,804,863	1,881,063
Portfolio	1,234,214	832,008	746,517
Network, other costs	4,835,939	4,925,058	4,837,650
Network, depreciation and amortization costs	711,763	755,280	836,045
	$98,508,023	$88,517,733	$73,762,082

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	Year ended December 31,
	2013	2012
Canada	$1,292,425	$1,026,570
United States	453,223	306,679
Germany	12,188	18,895
	$1,757,836	$1,352,144

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	Year ended December 31,
	2013	2012
Canada	$271,300	$1,062,100
Germany	1,061,050	1,230,160
	$1,332,350	$2,292,260

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2013	2012
Canada	$6,451,563	$5,970,462
	$6,451,563	$5,970,462

(g)           Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, including provision for credit notes
2013	$78,970	$17,256	$—	$96,226
2012	$62,415	$16,555	$—	$78,970
2011	$65,000	$(2,585)	$—	$62,415

Valuation allowance for deferred tax asset:
2013	$—	$—	$—	$—
2012	$—	$—	$—	$—
2011	$3,655,070	$(3,655,070)	$—	$—

EXHIBIT INDEX

Exhibit No.	Description
3.1.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on November 29, 2007).

3.1.2

Articles of Amendment to Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 3, 2014).

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

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 18, 2014
Elliot Noss	(Principal Executive Officer) and Director

/s/ Michael Cooperman	Chief Financial Officer (Principal	March 18, 2014
Michael Cooperman	Financial and Accounting Officer)

/s/ Allen Karp	Director	March 18, 2014
Allen Karp

/s/ Rawleigh Ralls	Director	March 18, 2014
Rawleigh Ralls

/s/ Erez Gissin	Director	March 18, 2014
Erez Gissin

/s/ Joichi Ito	Director	March 18, 2014
Joichi Ito

/s/ Lloyd N. Morrisett	Director	March 18, 2014
Lloyd N. Morrisett

/s/ Jeffrey Schwartz	Director	March 18, 2014
Jeffrey Schwartz