Form 10-Q
period 2014-03-31
TUCOWS INC /PA/
filed 2014-05-14
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 11,207,871 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,537,252	$12,418,888
Accounts receivable, net of allowance for doubtful accounts of $120,720 as of March 31, 2014 and $91,226 as of December 31, 2013	6,568,324	5,305,403
Inventory	509,433	309,686
Prepaid expenses and deposits	4,675,875	4,309,039
Prepaid domain name registry and ancillary services fees, current portion	45,831,314	44,209,591
Deferred tax asset, current portion (note 7)	1,648,178	1,081,526
Income taxes recoverable (note 7)	1,210,117	475,889
Total current assets	73,980,493	68,110,022

Prepaid domain name registry and ancillary services fees, long-term portion	12,032,539	11,838,579
Property and equipment	1,873,124	1,757,836
Deferred tax asset, long-term portion (note 7)	5,242,356	5,370,037
Intangible assets	14,931,888	15,403,228
Goodwill	18,873,127	18,873,127
Total assets	$126,933,527	$121,352,829

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,317,717	$2,361,481
Accrued liabilities	3,490,636	3,913,034
Customer deposits	4,471,817	4,500,946
Derivative instrument liability (note 4)	905,951	491,098
Loan payable (note 6)	5,683,333	6,300,000
Deferred revenue, current portion (note 7)	56,789,545	54,379,719
Accreditation fees payable, current portion	525,977	473,811
Income taxes payable (note 7)	311,131	1,024,004
Total current liabilities	76,496,107	73,444,093

Deferred revenue, long-term portion	15,977,624	15,638,517
Accreditation fees payable, long-term portion	133,443	135,522
Deferred rent, long-term portion	79,191	75,979
Deferred tax liability, long-term portion (note 7)	5,125,000	5,141,500

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;11,192,884 shares issued and outstanding as of March 31, 2014 and 10,907,063 shares issued and outstanding as of December 31, 2013	13,301,296	11,859,267
Additional paid-in capital	29,133,854	28,632,311
Deficit	(12,852,540)	(13,329,379)
Accumulated other comprehensive income (loss)	(460,448)	(244,981)
Total stockholders' equity	29,122,162	26,917,218
Total liabilities and stockholders' equity	$126,933,527	$121,352,829

Commitments and contingencies (note 10)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2014	2013

Net revenues (note 9)	$34,402,394	$29,985,022

Cost of revenues (note 9):
Cost of revenues	24,316,639	22,077,899
Network expenses (*)	1,143,644	1,254,213
Depreciation of property and equipment	182,974	137,072
Amortization of intangible assets	-	35,910
Total cost of revenues	25,643,257	23,505,094

Gross profit	8,759,137	6,479,928

Expenses:
Sales and marketing (*)	4,021,774	2,847,086
Technical operations and development (*)	1,089,898	1,133,830
General and administrative (*)	1,767,800	1,698,632
Depreciation of property and equipment	56,304	50,939
Amortization of intangible assets	219,030	219,030
Impairment of indefinite life intangible assets	250,688	-
Loss on currency forward contracts (note 4)	551,371	234,638
Total expenses	7,956,865	6,184,155

Income from operations	802,272	295,773

Other income (expense):
Interest expense, net	(73,833)	(99,362)
Total other income (expense)	(73,833)	(99,362)

Income before provision for income taxes	728,439	196,411

Provision for income taxes (note 7)	251,600	119,832

Net income	476,839	76,579

Other comprehensive income (loss), net of tax
Unrealized loss on hedging activities	(363,181)	(185,785)
Net amount reclassified to earnings	147,714	-

Other comprehensive loss, net of tax of $112,240 (2013 : $96,777)	(215,467)	(185,785)

Comprehensive income (loss) for the year	$261,372	$(109,206)

Basic earnings per common share (note 8)	$0.04	$0.01

Shares used in computing basic earnings per common share (note 8)	11,028,559	10,082,860

Diluted earnings per common share (note 8)	$0.04	$0.01

Shares used in computing diluted earnings per common share (note 8)	11,639,617	11,077,831

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$8,881	$6,126
Sales and marketing	$35,999	$26,410
Technical operations and development	$18,205	$15,247
General and administrative	$37,892	$27,059

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash provided by:
Operating activities:
Net income for the period	$476,839	$76,579
Items not involving cash:
Depreciation of property and equipment	239,278	188,011
Amortization of intangible assets	219,030	254,940
Impairment of indefinite life intangible asset	250,688	-
Deferred income taxes (recovery)	(343,231)	(92,065)
Excess tax benefits from share-based compensation expense	(1,013,800)	-
Amortization of deferred rent	3,212	5,504
Disposal of domain names	1,622	14,493
Loss on change in the fair value of forward contracts	87,146	451,141
Stock-based compensation	100,977	74,842
Change in non-cash operating working capital:
Accounts receivable	(1,262,921)	(548,318)
Inventory	(199,747)	278,300
Prepaid expenses and deposits	(366,836)	(338,298)
Prepaid domain name registry and ancillary services fees	(1,815,683)	(1,041,714)
Income taxes recoverable	(433,301)	109,153
Accounts payable	1,670,415	605,924
Accrued liabilities	(422,398)	(524,202)
Customer deposits	(29,129)	(561,421)
Deferred revenue	2,748,933	1,419,584
Accreditation fees payable	50,087	43,999
Net cash (used in) / provided by operating activities	(38,819)	416,452

Financing activities:
Proceeds received on exercise of stock options	911,081	38,509
Excess tax benefits from share-based compensation expense	1,013,800	-
Repurchase of common stock	(82,286)	(6,537,616)
Proceeds received on loan payable	-	5,200,000
Repayment of loan payable	(616,667)	(800,000)
Net cash provided by / (used in) financing activities	1,225,928	(2,099,107)

Investing activities:
Additions to property and equipment	(68,745)	(446,705)
Net cash used in investing activities	(68,745)	(446,705)

Increase (decrease) in cash and cash equivalents	1,118,364	(2,129,360)

Cash and cash equivalents, beginning of period	12,418,888	6,415,679
Cash and cash equivalents, end of period	$13,537,252	$4,286,319

Supplemental cash flow information:
Interest paid	$73,949	$99,504
Income taxes paid, net	$669,624	$11,150

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$285,821	$161,223

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates, email and mobile telephony services on both a wholesale and retail basis.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in the Netherlands, Germany and the United States. Our common stock is listed on NASDAQ under the symbol “TCX” and on the Toronto Stock Exchange under the symbol “TC”.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2014 and the results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in Tucows' 2013 Annual Report on Form 10-K filed with the SEC on March 18, 2014.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).   ). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable tax jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with a deferred tax asset. We adopted ASU 2013-11 in the first quarter of Fiscal 2014 and the adoption thereof did not have a material impact on our Condensed Consolidated Financial Statements.

4. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations in its future cash flows related to a portion of payroll, rent and payments to a Canadian domain name registry supplier that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months from the acquisition date.

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2014, is recorded as derivative instrument liabilities.

As of March 31, 2014, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $20.1 million, of which $15.6 million met the requirements of ASC Topic 815 and were designated as hedges (March 31, 2013 - $23.3 million of which $15.1 million were designated as hedges). As of March 31, 2014, the Company has forward contracts with a notional amount of $4.5 million, which are not accounted for as hedges. The change in fair value of $0.1 million for these contracts is recorded on the statement of operations.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended March 31, 2014, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of March 31, 2014	As of December 31, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(205,651)	$(118,505)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(700,300)	$(372,593)

Total foreign currency forward contracts	Derivative instruments	$(905,951)	$(491,098)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2014 is as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts for the three months ended March 31, 2014	$(215,467)	Operating expenses	$	(305,382)	—	—
		Cost of revenues		$(40,644)
Foreign currency forward contracts for the three months ended March 31, 2013	$(185,785)	Operating expenses		$—	—	—
		Cost of revenues		$—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.1 million upon settlement and a gain of $0.1 million for the change in fair value of outstanding contracts for the three months ended March 31, 2014, in the consolidated statement of operations and comprehensive income.

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

A summary of acquired intangible assets for the three months ended March 31, 2014 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2013	$—	$224,650	$1,107,700	$12,096,712	$1,974,166	$15,403,228
Sales of domain names	—	—	—	(1,622)	—	(1,622)
Impairment of indefinite life intangible assets	—	—	—	(238,142)	(12,546)	(250,688)
Amortization expense	—	(43,410)	(175,620)	—	—	(219,030)
Net book value, March 31, 2014	$—	$181,240	$932,080	$11,856,948	$1,961,620	$14,931,888

As of March 31, 2014, the accumulated amortization for the definite life intangibles was $5.3 million.

With regard to indefinite life intangible assets, as part of our normal renewal process during the three months ended March 31, 2014, an assessment that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.3 million, have been written off and recorded as impairment of indefinite life intangible assets during the three months ended March 31, 2014. No impairment was recorded on indefinite-life intangible assets during the three months ended March 31, 2013.

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At March 31, 2014, the 2012 DLR Loan was fully repaid. At March 31, 2014, the outstanding balance under the 2012 DLRR Loan was $5.7 million.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2014, the Company held contracts in the amount of $20.1 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of March 31, 2014, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of March 31, 2014, the Company was in compliance with these covenants.

Scheduled principal loan repayments are as follows:

Remainder of 2014	$1,683,333
2015	1,400,000
2016	1,300,000
2017	1,300,000

7. INCOME TAXES

For the three months ended March 31, 2014, the Company recorded a provision for income taxes of $0.3 million on income before income taxes of $0.7 million, using an estimated effective tax rate for its 2014 fiscal year adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2013, the Company recorded a provision for income taxes of $0.1 million on income before taxes of $0.2 million, using an estimated effective tax rate for its 2013 fiscal year.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2014 and $0.4 million of total gross unrecognized tax benefit as of March 31, 2013, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The decrease of $0.3 million from March 31, 2013 primarily relates to the finalization of prior year German income tax returns. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2014 and December 31, 2013, respectively.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Numerator for basic and diluted earnings per common share:
Net income for the period	$476,839	$76,579
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	11,028,559	10,082,860
Effect of outstanding stock options	611,058	994,971
Diluted weighted average number of shares outstanding	11,639,617	11,077,831
Basic earnings per common share	$0.04	$0.01
Diluted earnings per common share	$0.04	$0.01

For the three months ended March 31, 2014, outstanding options to purchase 38,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended March 31, 2013, 4,114,121 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2012.

During the three months ended March 31, 2013, 143,073 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2013.

The computation of earnings per share and diluted earnings per share for the three months ended March 31, 2014 and 2013 include reductions in the number of shares outstanding due to these repurchases.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Three months ended March 31, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,690,262	$6,712,132	$34,402,394
Cost of Revenues	20,035,208	4,281,431	24,316,639
Gross Profit before network expenses	7,655,054	2,430,701	10,085,755

Network expenses			1,326,618
Gross Profit			8,759,137

Expenses:
Sales and marketing			4,021,774
Technical operations and development			1,089,898
General and administrative			1,767,800
Depreciation of property and equipment			56,304
Amortization of intangibles			219,030
Write-off / impairment of indefinite life intangible assets			250,688
Loss on currency forward contracts			551,371
Income from operations			802,272
Other expenses, net			73,833
Income before provision for income taxes			$728,439

Three months ended March 31, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,636,759	$2,348,263	$29,985,022
Cost of Revenues	19,967,914	2,109,985	22,077,899
Gross Profit before network expenses	7,668,845	238,278	7,907,123

Network expenses			1,427,195
Gross Profit			6,479,928

Expenses:
Sales and marketing			2,847,086
Technical operations and development			1,133,830
General and administrative			1,698,632
Depreciation of property and equipment			50,939
Amortization of intangibles			219,030
Loss on currency forward contracts			234,638
Income from operations			295,773
Other expenses, net			99,362
Income before provision for income taxes			$196,411

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2014	2013
Domain Services:
Wholesale
Domain Services	$21,648,954	$21,895,900
Value Added Services	2,603,605	2,688,690
Total Wholesale	24,252,559	24,584,590

Retail	2,384,063	1,918,444
Portfolio	1,053,640	1,133,725
Total Domain Services	27,690,262	27,636,759

Network Access Services:
Ting	6,712,132	2,348,263
Total Network Access Services	6,712,132	2,348,263

	$34,402,394	$29,985,022

During the three months ended March 31, 2014 and 2013, no customer accounted for more than 10% of total revenue. As at March 31, 2014, one customer accounted for 12% of accounts receivable, while as at March 31, 2013, one customer accounted for 13% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2014	2013
Domain Services:
Wholesale
Domain Services	$18,235,215	$18,454,303
Value Added Services	540,722	562,038
Total Wholesale	18,775,937	19,016,341

Retail	1,015,416	750,595
Portfolio	243,855	200,978
Total Domain Services	20,035,208	19,967,914

Network Access Services:
Ting	4,281,431	2,109,985
Total Network Access Services	4,281,431	2,109,985

Network Expenses:
Network, other costs	1,143,644	1,254,213
Network, depreciation and amortization costs	182,974	172,982
Total Network Expenses	1,326,618	1,427,195

	$25,643,257	$23,505,094

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2014	December 31, 2013
Canada	$1,315,014	$1,292,425
United States	523,526	453,223
Germany	34,584	12,188
	$1,873,124	$1,757,836

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	March 31, 2014	December 31, 2013
Canada	$223,600	$271,300
Germany	889,720	1,061,050
	$1,113,320	$1,332,350

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	March 31, 2014	December 31, 2013
Canada	$6,890,534	$6,451,563
	$6,890,534	$6,451,563

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2014 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

11. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended March 31, 2014:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2013	10,907,063	$11,859,267	$28,632,311	$(13,329,379)	$(244,981)	$26,917,218

Exercise of stock options	291,913	1,446,903	(535,822)	—	—	911,081
Repurchase and retirement of shares	(6,092)	(4,874)	(77,412)	—	—	(82,286)
Stock-based compensation	—	—	100,977	—	—	100,977
Income tax effect related to stock options exercised	—	—	1,013,800	—	—	1,013,800
Net income for the period	—	—	—	476,839	—	476,839
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	(363,181)	(363,181)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	147,714	147,714

Balances, March 31, 2014	11,192,884	$13,301,296	$29,133,854	$(12,852,540)	$(460,448)	$29,122,162

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

On March 1, 2013, the Company announced a stock buyback program. Under this buyback program, the Company was permitted to repurchase up to $10 million of the Company's common stock over the 12-month period that commenced on March 1, 2013. The Company repurchased 35,769 shares under this program during the three months ended March 31, 2013 for a total of $259,875.

On March 5, 2014, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on March 4, 2014. The Company repurchased 6,092 shares under this program during the three months ended March 31, 2014 for a total of $82,286.

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

During the three months ended March 31, 2014, no stock options to purchase common shares were granted. During the three months ended March 31, 2013, stock options to purchase 37,500 common shares were granted.

Details of stock option transactions for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	1,407,639	$3.80	2,148,170	$2.56
Granted	—	—	37,500	5.76
Exercised	(291,913)	3.12	(14,214)	2.72
Forfeited	(5,594)	5.56	(3,453)	4.24
Expired	(2,875)	3.40	—	—
Outstanding, end of period	1,107,257	$3.97	2,168,003	$2.60
Options exercisable, end of period	753,506	$3.15	1,761,150	$2.28

As of March 31, 2014, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$1.52	-	$2.40	255,704	$2.33	—	$2,984,513	255,704	$2.33	$2,984,513
$2.48	-	$2.80	356,824	$2.76	2.0	4,010,829	281,726	$2.75	3,169,731
$2.92	-	$3.76	155,919	$3.02	2.8	1,712,347	106,215	$3.06	1,161,627
$4.20	-	$10.16	338,810	$6.91	4.6	2,403,439	109,861	$6.15	862,897
			1,107,257	$3.97	2.4	$11,111,128	753,506	$3.15	$8,178,768

Total unrecognized compensation cost relating to unvested stock options at March 31, 2014, prior to the consideration of expected forfeitures, was approximately $793,000 and is expected to be recognized over a weighted average period of 2.0 years.

The Company recorded stock-based compensation of $100,977 and $74,842 for the three months ended March 31, 2014 and 2013, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2014:

	March 31, 2014
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument liability	$—	$905,951	$—	$905,951
Total Liabilities	$—	$905,951	$—	$905,951

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

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they acquire, deliver or use the Internet or Internet services such as domain name registration, email and other Internet services. We are organized and managed based on two service offerings, Domain Services and Network Access Services which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our principal place of business is located in Canada. We report our financial results as two operating segments, Domain Services with three distinct service offerings – Wholesale, Retail and Portfolio and Network Access Services, which derives revenue from the sale of retail mobile phones and services to individuals and small businesses. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Domain Services and Network Access Services revenue separately.

Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

a)

Domain Services include wholesale and retail domain name registration services; value added services and portfolio services. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada.

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

Retail, primarily our Hover website, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 40,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

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

b)

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website. Ting revenues are generated in the United States.

For the three months ended March 31, 2014 and March 31, 2013, we reported revenue of $34.4 million and $30.0 million, respectively. For the three months ended March 31, 2014 and March 31, 2013, our OpenSRS domain service offering accounted for 63% and 73% of our total revenue, respectively.

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following table sets forth, the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2014 (1)	2013 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations	2,481	2,458

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	March 31,
	2014 (1)	2013 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,550	10,718
Registered using our Resellers' Registrar Accreditations	3,632	3,355
Total domain names under management	14,182	14,073

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results, see the Net Revenue discussion below.

Network Access Services

	March 31,
	2014 (1)	2013 (1)
	(in 000's)

Ting subscribers under management	61,000	16,000
Ting devices under management	94,000	26,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

We are still participating in ICANN’s New gTLD program to own a minority interest in four contested New gTLD strings. As all these strings are contested, there can be no assurance that we will be part of a successful bid for any of these new gTLD strings.

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

From time-to-time certain of our vendors provide us with Market Development Funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Sales of domain names from our domain portfolio have a negative impact on our advertising revenue as these names are no longer available for advertising purposes. In addition, the timing of larger domain names portfolio sales is unpredictable and may lead to significant quarterly and annual fluctuations in our Portfolio revenue.

As a Mobile Virtual Network Operator “MVNO” our Ting service is reliant on our Mobile Network Operator “MNO” providing a competitive network. Our MNO is currently undertaking a significant network modernization plan. Deployment of new and sophisticated technology on a very large scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

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

Domain Services

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

With respect to the sale of domain registrations, our pricing structure for domain names provides visibility into the various fees that make up the cost of a domain name by breaking out the cost of the registry and ICANN fees separately from our management fee. In November 2012, Verisign renewed its agreement with ICANN to serve as the authoritative registry operator for the .com registry until November 2018. Under the terms of the renewal, Verisign agreed to continue the current pricing of $7.85 per domain name registration throughout the term of the agreement, and in December 2012 announced their intention, effective July 1, 2013, to increase the registry fee for .net to $5.62 from $5.11. The management fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term.

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

Other services included in Value-Added Services include web publishing tools, special discounts on third party services and fees we receive from time-to-time from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

Portfolio names that have been acquired from third parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet.

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

Network Access Services

Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2013, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:

Domain Services

●	Wholesale (Domain Service and other Value-Added Services);
●	Retail (Hover); and
●	Portfolio (Domain Portfolio monetization and sales).

Network Access Services

●     Ting.

Domain Services

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

Network Access Services

Ting earns revenue by selling both mobile phone services and equipment to individuals and small businesses through its website, Ting.com. Service revenues are recognized once services have been provided and are based upon either usage (e.g., minutes of traffic/bytes of data processed), period of time (e.g., monthly service fees), various regulatory fees imposed on us by governmental authorities or other established fee schedules. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. Our billing cycle for each customer is computed based on their activation date and not on our reporting period. As a result, we are required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based on an assessment of the actual services rendered to each customer since the last billing period against our rate plans existing at that time. Adjustments affecting revenue may occur in periods subsequent to the billing period when the services were provided and are recognized as revenue during the current billing cycle. In addition, revenues associated with the sale of wireless devices and accessories to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At March 31, 2014 we had $18.9 million in goodwill related to our acquisitions and $14.9 million in intangible assets. All goodwill and intangible assets related to our Domain Services segment. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as two operating segments, Domain Services with three distinct service offerings, being Wholesale, Retail and Portfolio and Network Access Services which derives revenue from the sale of retail mobile phones and services to individuals and small businesses.

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

We account for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill and certain intangible assets impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill and certain intangible assets recorded on our balance sheet may exist.

With regards to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three months ended March 31, 2014 and March 31, 2013.

With regard to indefinite life intangible assets, as part of our normal renewal process during the three months ended March 31, 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.3 million, have been written off and recorded as write off / impairment of indefinite life intangible assets during the three months ended March 31, 2014. No impairment or write off was recorded on indefinite-life intangible assets during the three months ended March 31, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2014	2013
Domain Services:
Wholesale
Domain Services	$21,648,954	$21,895,900
Value Added Services	2,603,605	2,688,690
Total Wholesale	24,252,559	24,584,590

Retail	2,384,063	1,918,444
Portfolio	1,053,640	1,133,725
Total Domain Services	27,690,262	27,636,759

Network Access Services:
Ting	6,712,132	2,348,263
Total Network Access Services	6,712,132	2,348,263

	$34,402,394	$29,985,022
Increase over prior period	$4,417,372
Increase - percentage	15%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2014	2013
Domain Services:
Wholesale
Domain Services	63%	73%
Value Added Services	8%	9%
Total Wholesale	71%	82%

Retail	7%	6%
Portfolio	3%	4%
Total Domain Services	81%	92%

Network Access Services:
Ting	19%	8%
Total Network Access Services	19%	8%

	100%	100%

Total net revenues for the three months ended March 31, 2014 increased by $4.4 million or 15% to $34.4 million when compared to the three months ended March 31, 2013.

Deferred revenue increased to $72.8 million at March 31, 2014 from $72.4 million at March 31, 2013 and increased by $2.8 million from $70.0 million at December 31, 2013.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2014 and March 31, 2013. At March 31, 2014, one customer accounted for 12% of accounts receivable, and at March 31, 2013, one customer accounted for 13% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During the three months ended March 31, 2014, domain services revenue decreased by $0.2 million to $21.6 million when compared to the three months ended March 31, 2013, primarily the result of two customers who have acquired their own registrar accreditation no longer registering new domain names on our platform.

Value-Added Services remained essentially flat at $2.6 million when compared to the three months ended March 31, 2013.

During the three months ended March 31, 2014, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 2.5 million when compared to the three months ended March 31, 2013. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility in the market could affect the growth of domain names that we manage.

As of March 31, 2014, the total domain names under our management decreased slightly to 10.6 million, when compared to March 31, 2013. This decrease is primarily the result of the continued impact of the two customers who acquired their own accreditation no longer registering new domain names on our platform. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of March 31, 2014, we managed 3.6 million domain names on behalf of other accredited registrars compared to 3.4 million as of March 31, 2013.

Retail

Net revenues from Retail for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, increased by $0.5 million, or 23%, to $2.4 million. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

During the three months ended March 31, 2014, Portfolio revenue remained relatively flat at $1.1 million when compared to the three months ended March 31, 2013, primarily reflecting the rapidly evolving market for the monetization of domain names and the impact the uncertainty around the implementation of ICANN’s new gTLD Program is being assessed.

Network Access Services

Net revenues from Ting mobile phone services and equipment increased by $4.4 million or 186% to $6.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This increase primarily reflects the impact the larger subscriber base is having on service revenues. As of March 31, 2014, Ting had 61,000 subscribers and 94,000 mobile devices under its management compared to 16,000 subscribers and 26,000 devices under management as of March 31, 2013.

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

Network Access Services

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

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2014	2013
Domain Services:
Wholesale
Domain Services	$18,235,215	$18,454,303
Value Added Services	540,722	562,038
Total Wholesale	18,775,937	19,016,341

Retail	1,015,416	750,595
Portfolio	243,855	200,978
Total Domain Services	20,035,208	19,967,914

Network Access Services:
Ting	4,281,431	2,109,985
Total Network Access Services	4,281,431	2,109,985

Network Expenses:
Network, other costs	1,143,644	1,254,213
Network, depreciation and amortization costs	182,974	172,982
Total Network Expenses	1,326,618	1,427,195

	$25,643,257	$23,505,094
Increase over prior period	$2,138,163
Increase - percentage	9%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended March 31,
	2014	2013
Domain Services:
Wholesale
Domain Services	71%	79%
Value Added Services	2%	2%
Total Wholesale	73%	81%

Retail	4%	3%
Portfolio	1%	1%
Total Domain Services	78%	85%

Network Access Services:
Ting	17%	9%
Total Network Access Services	17%	9%

Network Expenses:
Network, other costs	4%	5%
Network, depreciation and amortization costs	1%	1%
Total Network Expenses	5%	6%

	100%	100%

Total cost of revenues for the three months ended March 31, 2104 increased by $2.1 million, or 9%, to $25.6 million when compared to the three months ended March 31, 2013.

Prepaid domain registration and other Internet services fees as of March 31, 2104 decreased by $0.6 million to $57.9 million from $58.5 million at March 31, 2013. Prepaid domain registration and other Internet services fees have been impacted by certain of our customers, who have acquired their own registrar accreditation, no longer registering new domain names on our platform.

Wholesale

Costs for Wholesale for the three months ended March 31, 2104 decreased by $0.2 million, or 1%, to $18.8 million, when compared to the three months ended March 31, 2013, primarily the result of the fact that certain marketing initiatives undertaken by both vendors and resellers during the period have either been significantly scaled back or cancelled for fiscal 2014.

Retail

Costs for Retail for the three months ended March 31, 2104 increased by $0.3 million, to $1.0 million, when compared to the three months ended March 31, 2013. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio remained relatively flat at $0.2 million for both the three months ended March 31, 2104 and March 31, 2013, respectively.

Network Access Services

Costs for Ting for the three months ended March 31, 2104 increased by $2.2 million, to $4.3 million, when compared to the three months ended March 31, 2013. This increase resulted primarily from additional costs incurred for Ting mobile device and service sales made during the year.

Network Costs

Network costs before depreciation and amortization decreased by $0.1 million, to $1.1 million for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013. This decrease resulted primarily from decrease in workforce related costs as well as a decrease in contract and outside services.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2014	2013
Sales and marketing	$4,021,774	$2,847,086
Increase over prior period	$1,174,688
Increase - percentage	41%
Percentage of net revenues	12%	9%

Sales and marketing expenses for the three months ended March 31, 2104 increased by $1.2 million, or 41%, to $4.0 million, when compared to the three months ended March 31, 2013. This increase primarily related to workforce and marketing expenses incurred in acquiring and servicing Ting subscribers.

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

	Three months ended March 31,
	2014	2013
Technical operations and development	$1,089,898	$1,133,830
Decrease over prior period	$(43,932)
Decrease - percentage	(4)%
Percentage of net revenues	3%	4%

Technical operations and development expenses for the three months ended March 31, 2104 remained relatively flat at $1.1 million when compared to the three months ended March 31, 2013.

We expect technical operations and development expenses for Fiscal 2014, in absolute dollars, to increase slightly when compared to the fiscal year ending December 31, 2013 (“Fiscal 2013”).

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2014	2013
General and administrative	$1,767,800	$1,698,632
Increase over prior period	$69,168
Increase - percentage	4%
Percentage of net revenues	5%	6%

General and administrative expenses for the three months ended March 31, 2104 increased by $0.1 million, or 4%, to $1.8 million, when compared to the three months ended March 31, 2013. This increase was primarily the result of incremental workforce related costs.

We expect general and administrative expenses for Fiscal 2014, in absolute dollars, to increase slightly when compared to Fiscal 2013.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful life of the assets.

	Three months ended March 31,
	2014	2013
Depreciation of property and equipment	$56,304	$50,939
Increase over prior period	$5,365
Increase - percentage	11%
Percentage of net revenues	0%	0%

Depreciation costs remained relatively flat at $0.05 million for the three months ended March 31, 2104 as compared to the three months ended March 31, 2013.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2014	2013
Amortization of intangible assets	$219,030	$219,030
(Decrease) increase over prior period	$-
Decrease - percentage	-%
Percentage of net revenues	1%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of IYD in July 2007 and the acquisition of EPAG in July 2011.

Brand and customer relationships acquired in connection with the acquisitions of IYD and EPAG are amortized on a straight-line basis over seven years.

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended March 31,
	2014	2013
Impairment of indefinite life intangible assets	$250,688	$-
Increase over prior period	$250,688
Increase - percentage	-%
Percentage of net revenues	1%	-%

As part of our normal renewal process during the three months ended March 31, 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.3 million, have been written off and recorded as impairment of indefinite life intangible assets during the three months ended March 31, 2014. No impairment was recorded on indefinite-life intangible assets during the three months ended March 31, 2013.

LOSS ON CURRENCY FORWARD CONTRACTS

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

	Three months ended March 31,
	2014	2013
Loss on currency forward contracts	$551,371	$234,638
Increase over prior period	$316,733
Increase - percentage	135%
Percentage of net revenues	2%	1%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2014. The impact of the fair value adjustment on outstanding contracts for the three months ended March 31, 2104 was a net loss of $0.1 million, compared to a net loss of $0.4 million for the three months ended March 31, 2013. In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.5 million for the three months ended March 31, 2104. During the three months ended March 31, 2013, the impact of the fair value adjustment on outstanding contracts was partly offset by a realized gain upon settlement of currency forward contracts of $0.1 million

At March 31, 2104, our balance sheet reflects a net derivative instrument liability of $0.9 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2014	2013
Other income (expense), net	$(73,833)	$(99,362)
Increase over prior period	$25,529
Increase - percentage	(26)%
Percentage of net revenues	0%	0%

Other expenses for the three months ended March 31, 2104 remained relatively unchanged when compared to the three months ended March 31, 2013 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended March 31,
	2014	2013
Provision for income taxes	$251,600	$119,832
Increase in provision over prior period	$131,768
Increase - percentage	110%
Percentage of net revenues	1%	0%

For the three months ended March 31, 2014, we recorded a provision for income taxes of $0.3 million on income before income taxes of $0.7 million, using an estimated effective tax rate for its 2014 fiscal year adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2013, we recorded a provision for income taxes of $0.1 million on income before taxes of $0.2 million, using an estimated effective tax rate for its 2013 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2014 and $0.4 million of total gross unrecognized tax benefit as of March 31, 2013, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The decrease of $0.3 million from March 31, 2013 primarily relates to the finalization of prior year German income tax returns. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2014 and December 31, 2013, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2104 was a net loss in other comprehensive income (loss) of $0.2 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2013 was a net loss in other comprehensive income (loss) of $0.2 million.

The following table presents other comprehensive income for the periods presented:

	Three months ended March 31,
	2014	2013
Other Comprehensive income (loss)	$(215,467)	$(185,785)
Decrease in provision over prior period	$(29,682)
Decrease - percentage	16%
Percentage of net revenues	(1)%	(1)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2104, our cash and cash equivalents balance increased by $1.1 million to $13.5 when compared to December 31, 2013. Our principal sources of liquidity during the three months ended March 31, 2014 resulted from the exercise of stock options. The resulting proceeds of $1.9 million includes an excess tax benefit from share based compensation expenses of $1.0 million This source was partly offset by the repayment of our loan in the amount of $0.6 million, our repurchasing stock through an NCIB in the amount of $0.1 million and additions to property and equipment amounting to $0.1 million.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (“the 2012 DLR Loan”) and a demand loan revolving reducing facility (“the 2012 DLRR Loan”) that provide for a $14 million, five year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At March 31, 2014 the balance under the 2012 DLRR Loan was $5.7 million and the balance under the 2012 DLR Loan was fully repaid.

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

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2014, we held contracts in the amount of $20.1 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2014, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014 was $39,000, compared to inflows of $0.4 million when compared to the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 was $0.5 million. Net non-cash expense add backs of $0.9 million included depreciation, amortization, impairment of indefinite life intangible assets and the provision for unrealized losses on currency forward contracts. These add backs were offset by the excess tax benefits on share-based compensation of $1.0 million and a recovery for deferred taxes of $0.3 million. In addition, changes in our working capital utilized $0.1 million. We utilized $5.5 million to fund an increase in prepaid domain name registry fees, an increase in accounts receivable, reduction in accrued liabilities, income taxes recoverable, customer deposits and inventory costs. These amounts were partly offset by positive contributions of $4.5 million from movements in deferred revenue, accounts payable and accreditation fees payable. These changes in our working capital were primarily driven by the timing of payments in the normal business cycle.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the three months ended March 31, 2014 totaled $1.2 million as compared to a usage of $2.1 million during the three months ended March 31, 2013. Net cash inflows amounting to $1.9 million resulted from the exercise of stock options by both our employees and directors, including an excess tax benefit from share based compensation expenses of $1.0 million. Net cash of $0.1 million was used to fund the repurchase of 6,092 of our shares under our current Normal Course Issuer Bid during the three months ended March 31, 2014. In addition, $0.6 million was used to fund principal repayments under our Amended Credit Facility.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2014 used net cash of $0.1 million to acquire additional property and equipment.

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

Subsequent events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2014. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2014, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April – June, 2014	$6,610,000	1.0471	$352,218
April – September, 2014	6,710,000	1.0634	272,481
October – December, 2014	6,810,000	1.0648	281,252
Total	$20,130,000	1.0585	$905,951

As of March 31, 2014 we have $20.1 million of outstanding foreign exchange forward contracts which will convert to CDN $21.3 million. Of these contracts, $15.6 million met the requirements for hedge accounting (as at March 31, 2013 – $15.1 million).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2014. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2014 of approximately $0.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Date: May 14, 2014	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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