Form 10-Q
period 2014-06-30
TUCOWS INC /PA/
filed 2014-08-13
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 11,328,147 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$14,164,518	$12,418,888
Accounts receivable, net of allowance for doubtful accounts of $130,472 as of June 30, 2014 and $91,226 as of December 31, 2013	6,919,130	5,305,403
Inventory	481,140	309,686
Prepaid expenses and deposits	4,935,573	4,309,039
Prepaid domain name registry and ancillary services fees, current portion	46,379,230	44,209,591
Deferred tax asset, current portion (note 7)	1,250,468	1,081,526
Income taxes recoverable (note 7)	631,632	475,889
Total current assets	74,761,691	68,110,022

Prepaid domain name registry and ancillary services fees, long-term portion	12,090,838	11,838,579
Property and equipment	1,693,720	1,757,836
Deferred tax asset, long-term portion (note 7)	5,814,675	5,370,037
Intangible assets (note 5)	14,379,154	15,403,228
Goodwill	18,873,127	18,873,127
Total assets	$127,613,205	$121,352,829

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,185,060	$2,361,481
Accrued liabilities	3,743,663	3,913,034
Customer deposits	4,487,871	4,500,946
Derivative instrument liability, (note 4)	59,077	491,098
Loan payable (note 6)	5,358,333	6,300,000
Deferred revenue, current portion	57,609,511	54,379,719
Accreditation fees payable, current portion	505,645	473,811
Income taxes payable (note 7)	194,303	1,024,004
Total current liabilities	75,143,463	73,444,093

Deferred revenue, long-term portion	16,025,103	15,638,517
Accreditation fees payable, long-term portion	132,020	135,522
Deferred rent, long-term portion	88,359	75,979
Deferred tax liability, long-term portion (note 7)	5,108,500	5,141,500

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;11,240,992 shares issued and outstanding as of June 30, 2014 and 10,907,063 shares issued and outstanding as of December 31, 2013	13,513,124	11,859,267
Additional paid-in capital	29,138,165	28,632,311
Deficit	(11,505,358)	(13,329,379)
Accumulated other comprehensive income (loss)	(30,171)	(244,981)
Total stockholders' equity	31,115,760	26,917,218
Total liabilities and stockholders' equity	$127,613,205	$121,352,829

Commitments and contingencies (note 10)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net revenues (note 9)	$35,588,001	$31,173,357	$69,990,395	$61,158,379

Cost of revenues (note 9):
Cost of revenues	24,736,004	23,007,506	49,052,643	45,085,405
Network expenses (*)	1,144,697	1,269,808	2,288,341	2,524,021
Depreciation of property and equipment	173,963	151,356	356,937	288,428
Amortization of intangible assets	-	35,910	-	71,820
Total cost of revenues	26,054,664	24,464,580	51,697,921	47,969,674

Gross profit	9,533,337	6,708,777	18,292,474	13,188,705

Expenses:
Sales and marketing (*)	3,762,441	2,946,586	7,784,215	5,793,672
Technical operations and development (*)	1,107,532	748,137	2,197,430	1,881,967
General and administrative (*)	1,886,319	1,698,697	3,654,119	3,397,329
Depreciation of property and equipment	52,538	54,922	108,842	105,861
Amortization of intangible assets	219,030	219,030	438,060	438,060
Impairment of indefinite life intangible assets (note 5)	326,457	-	577,145	-
Loss on currency forward contracts (note 4)	96,545	146,639	647,916	381,277
Total expenses	7,450,862	5,814,011	15,407,727	11,998,166

Income from operations	2,082,475	894,766	2,884,747	1,190,539

Other income (expense):
Interest expense, net	(69,348)	(93,428)	(143,181)	(192,790)
Total other income (expense)	(69,348)	(93,428)	(143,181)	(192,790)

Income before provision for income taxes	2,013,127	801,338	2,741,566	997,749

Provision for income taxes (note 7)	665,945	213,708	917,545	333,540

Net income	1,347,182	587,630	1,824,021	664,209

Other comprehensive income (loss), net of tax	370,868	(260,941)	7,687	(446,726)
Unrealized income (loss) on hedging activities
Net amount reclassified to earnings	59,409	-	207,123	-
Other comprehensive income (loss) net of tax of $111,897 and $133,761 for the three months ended June 30, 2014 and June 30, 2013, and $224,137 and $230,538 for the six months ended June 30, 2014 and June 30, 2013	430,277	(260,941)	214,810	(446,726)
Comprehensive income for the period	$1,777,459	$326,689	$2,038,831	$217,483

Basic earnings per common share (note 8)	$0.12	$0.06	$0.16	$0.07

Shares used in computing basic earnings per common share (note 8)	11,219,101	10,080,815	11,124,357	10,081,831

Diluted earnings per common share (note 8)	$0.11	$0.05	$0.16	$0.06

Shares used in computing diluted earnings per common share (note 8)	11,729,547	11,069,713	11,684,529	11,073,504

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$6,916	$7,932	$15,797	$14,058
Sales and marketing	$30,804	$33,909	$66,803	$60,319
Technical operations and development	$18,447	$20,370	$36,652	$35,617
General and administrative	$29,190	$29,044	$67,082	$56,103

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash provided by:
Operating activities:
Net income for the period	$1,347,182	$587,630	$1,824,021	$664,209
Items not involving cash:
Depreciation of property and equipment	226,501	206,278	465,779	394,289
Amortization of intangible assets	219,030	254,940	438,060	509,880
Impairment of indefinite life intangible asset	326,457	-	577,145	-
Deferred income taxes (recovery)	(415,246)	113,748	(758,477)	21,683
Excess tax benefits from share-based compensation expense	594,899	-	(418,901)	-
Amortization of deferred rent	9,168	4,372	12,380	9,876
Disposal of domain names	7,247	20,876	8,869	35,369
Loss (gain) on change in the fair value of forward contracts	(192,460)	114,846	(105,314)	565,987
Stock-based compensation	85,357	91,255	186,334	166,097
Change in non-cash operating working capital:
Accounts receivable	(350,806)	(665,972)	(1,613,727)	(1,214,290)
Inventory	28,293	121,380	(171,454)	399,680
Prepaid expenses and deposits	(259,698)	635,193	(626,534)	296,895
Prepaid domain name registry and ancillary services fees	(606,215)	(341,273)	(2,421,898)	(1,382,987)
Income taxes recoverable	(133,242)	(2,789)	(566,543)	106,364
Accounts payable	(866,473)	1,797	803,942	607,721
Accrued liabilities	253,027	1,025,886	(169,371)	501,684
Customer deposits	16,054	273,851	(13,075)	(287,570)
Deferred revenue	867,445	557,152	3,616,378	1,976,736
Accreditation fees payable	(21,755)	(28,082)	28,332	15,917
Net cash (used in) / provided by operating activities	1,134,765	2,971,088	1,095,946	3,387,540

Financing activities:
Proceeds received on exercise of stock options	130,782	279,685	1,041,863	318,194
Excess tax benefits from share-based compensation expense	-	-	1,013,800	-
Repurchase of common stock	-	-	(82,286)	(6,537,616)
Proceeds received on loan payable	-	-	-	5,200,000
Repayment of loan payable	(325,000)	(600,000)	(941,667)	(1,400,000)
Net cash provided by / (used in) financing activities	(194,218)	(320,315)	1,031,710	(2,419,422)

Investing activities:
Additions to property and equipment	(313,281)	(471,966)	(382,026)	(918,671)
Net cash used in investing activities	(313,281)	(471,966)	(382,026)	(918,671)

Increase (decrease) in cash and cash equivalents	627,266	2,178,807	1,745,630	49,447

Cash and cash equivalents, beginning of period	13,537,252	4,286,319	12,418,888	6,415,679
Cash and cash equivalents, end of period	$14,164,518	$6,465,126	$14,164,518	$6,465,126

Supplemental cash flow information:
Interest paid	$69,437	$97,369	$143,386	$196,873
Income taxes paid, net	$588,916	$198,462	$1,258,540	$187,313

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$19,637	$4,864	$19,637	$4,864

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2014 and the results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three months ended June 30, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable tax jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with a deferred tax asset. We adopted ASU 2013-11 in the quarter ending March 31, 2014 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “new standard”). The new standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is prohibited. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017. We have not yet decided which implementation method we will adopt. The new standard replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We are studying the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements and the amount of contract related costs that will be deferred. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

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

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2014, is recorded as derivative instrument liabilities.

As of June 30, 2014, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $13.5 million, of which $10.5 million met the requirements of ASC Topic 815 and were designated as hedges (June 30, 2013 - $18.1 million of which $15.1 million were designated as hedges). As of June 30, 2014, the Company has forward contracts with a notional amount of $3.0 million, which are not accounted for as hedges. The change in fair value of $0.2 million for these contracts is recorded on the statement of operations.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the six months ended June 30, 2014, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of June 30, 2014	As of December 31, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(45,886)	$(118,505)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(13,191)	$(372,593)

Total foreign currency forward contracts	Derivative instruments	$(59,077)	$(491,098)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2014and June 30, 2013 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts for the three months ended June 30, 2014	$430,277	Operating expenses	$(200,756)	—	—
		Cost of revenues	$(31,457)
Foreign currency forward contracts for the three months ended June 30, 2013	$(260,941)	Operating expenses	$—	—	—
		Cost of revenues	$—

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2014 and June 30, 2013 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency forward contracts for the six months ended June 30, 2014	$214,810	Operating expenses	$(506,138)	—	—
		Cost of revenues	$(72,101)
Foreign currency forward contracts for the six months ended June 30, 2013	$(446,726)	Operating expenses	$—	—	—
		Cost of revenues	$—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.1 million upon settlement and a gain of $0.2 million for the change in fair value of outstanding contracts for the three months ended June 30, 2014, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.2 million upon settlement and a gain of $0.1 million for the change in fair value of outstanding contracts for the six months ended June 30, 2014, in the consolidated statement of operations and comprehensive income.

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

A summary of acquired intangible assets for the three months ended June 30, 2014 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, March 31, 2014	$—	$181,240	$932,080	$11,856,948	$1,961,620	$14,931,888
Sales of domain names	—	—	—	(973)	(6,274)	(7,247)
Impairment of indefinite life intangible assets	—	—	—	(326,457)	—	(326,457)
Amortization expense	—	(43,410)	(175,620)	—	—	(219,030)
Net book value, June 30, 2014	$—	$137,830	$756,460	$11,529,518	$1,955,346	$14,379,154

A summary of acquired intangible assets for the six months ended June 30, 2014 is as follows:

	Technology 2 – 7 years	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2013	$—	$224,650	$1,107,700	$12,096,712	$1,974,166	$15,403,228
Sales of domain names	—	—	—	(2,595)	(6,274)	(8,869)
Impairment of indefinite life intangible assets	—	—	—	(564,599)	(12,546)	(577,145)
Amortization expense	—	(86,820)	(351,240)	—	—	(438,060)
Net book value, June 30, 2014	$—	$137,830	$756,460	$11,529,518	$1,955,346	$14,379,154

As of June 30, 2014, the accumulated amortization for the definite life intangibles was $5.5 million.

With regard to indefinite life intangible assets, as part of our normal renewal process during the three and six months ended June 30, 2014, we made an assessment that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.3 million and $0.6 million, have been written off and recorded as impairment of indefinite life intangible assets during the three and six months ended June 30, 2014, respectively. No impairment was recorded on indefinite-life intangible assets during the three and six months ended June 30, 2013.

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At June 30, 2014, the 2012 DLR Loan was fully repaid. At June 30, 2014, the outstanding balance under the 2012 DLRR Loan was $5.4 million, bearing interest at 5% per annum.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2014, the Company held contracts in the amount of $13.5 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of June 30, 2014, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of June 30, 2014, the Company was in compliance with these covenants, and expects to be in compliance for the next twelve months.

Scheduled principal loan repayments are as follows:

Remainder of 2014	$1,200,000
2015	1,558,333
2016	1,300,000
2017	1,300,000

7. INCOME TAXES

For the six months ended June 30, 2014, the Company recorded a provision for income taxes of $0.9 million on income before income taxes of $2.7 million, using an estimated effective tax rate for the fiscal year ending December 31, 2014 (“fiscal 2014”) adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2013, the Company recorded a provision for income taxes of $0.3 million on income before taxes of $1.0 million, using an estimated effective tax rate for its fiscal year ending December 31, 2013 (“fiscal 2013”).

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of June 30, 2014 and $0.3 million of total gross unrecognized tax benefit as of June 30, 2013, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The decrease of $0.2 million from June 30, 2013 primarily relates to the finalization of prior year German income tax returns. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2014 and December 31, 2013, respectively.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Numerator for basic and diluted earnings per common share:
Net income for the period	$1,347,182	$587,630	$1,824,021	$664,209
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	11,219,101	10,080,815	11,124,357	10,081,831
Effect of outstanding stock options	510,446	988,898	560,172	991,673
Diluted weighted average number of shares outstanding	11,729,547	11,069,713	11,684,529	11,073,504
Basic earnings per common share	$0.12	$0.06	$0.16	$0.07
Diluted earnings per common share	$0.11	$0.05	$0.16	$0.06

For the three months ended June 30, 2014, outstanding options to purchase 38,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the six months ended June 30, 2014, outstanding options to purchase 39,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the six months ended June 30, 2014, 6,092 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2014, non of which occurred during the quarter ended June 30, 2014.

During the six months ended June 30, 2013, 1,028,530 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2012.

During the six months ended June 30, 2013, 35,768 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2013.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 include reductions in the number of shares outstanding due to these repurchases.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Three months ended June 30, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,328,156	$8,259,845	$35,588,001
Cost of Revenues	19,696,030	5,039,974	24,736,004
Gross Profit before network expenses	7,632,126	3,219,871	10,851,997

Network expenses			1,318,660
Gross Profit			9,533,337

Expenses:
Sales and marketing			3,762,441
Technical operations and development			1,107,532
General and administrative			1,886,319
Depreciation of property and equipment			52,538
Amortization of intangibles			219,030
Write-off / impairment of indefinite life intangible assets			326,457
Loss on currency forward contracts			96,545
Income from operations			2,082,475
Other expenses, net			69,348
Income before provision for income taxes			$2,013,127

Six months ended June 30, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$55,018,398	$14,971,997	$69,990,395
Cost of Revenues	39,731,238	9,321,405	49,052,643
Gross Profit before network expenses	15,287,160	5,650,592	20,937,752

Network expenses			2,645,278
Gross Profit			18,292,474

Expenses:
Sales and marketing			7,784,215
Technical operations and development			2,197,430
General and administrative			3,654,119
Depreciation of property and equipment			108,842
Amortization of intangibles			438,060
Write-off / impairment of indefinite life intangible assets			577,145
Loss on currency forward contracts			647,916
Income from operations			2,884,747
Other expenses, net			143,181
Income before provision for income taxes			$2,741,566

Three months ended June 30, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,439,382	$3,733,975	$31,173,357
Cost of Revenues	20,067,878	2,939,628	23,007,506
Gross Profit before network expenses	7,371,504	794,347	8,165,851

Network expenses			1,457,074
Gross Profit			6,708,777

Expenses:
Sales and marketing			2,946,586
Technical operations and development			748,137
General and administrative			1,698,697
Depreciation of property and equipment			54,922
Amortization of intangibles			219,030
Loss on currency forward contracts			146,639
Income from operations			894,766
Other expenses, net			93,428
Income before provision for income taxes			$801,338

Six months ended June 30, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$55,076,140	$6,082,239	$61,158,379
Cost of Revenues	40,035,792	5,049,613	45,085,405
Gross Profit before network expenses	15,040,348	1,032,626	16,072,974

Network expenses			2,884,269
Gross Profit			13,188,705

Expenses:
Sales and marketing			5,793,672
Technical operations and development			1,881,967
General and administrative			3,397,329
Depreciation of property and equipment			105,861
Amortization of intangibles			438,060
Loss on currency forward contracts			381,277
Income from operations			1,190,539
Other expenses, net			192,790
Income before provision for income taxes			$997,749

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$21,503,086	$21,800,101	$43,152,040	$43,696,001
Value Added Services	2,395,726	2,559,427	4,999,331	5,248,117
Total Wholesale	23,898,812	24,359,528	48,151,371	48,944,118

Retail	2,540,538	2,001,354	4,924,601	3,919,798
Portfolio	888,806	1,078,500	1,942,446	2,212,224
Total Domain Services	27,328,156	27,439,382	55,018,418	55,076,140

Network Access Services:
Ting	8,259,845	3,733,975	14,971,977	6,082,239
Total Network Access Services	8,259,845	3,733,975	14,971,977	6,082,239

	$35,588,001	$31,173,357	$69,990,395	$61,158,379

During the three and six months ended June 30, 2014 and 2013, no customer accounted for more than 10% of total revenue. As at June 30, 2014, one customer accounted for 12% of accounts receivable, while as at June 30, 2013, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$17,809,325	$18,484,667	$36,044,540	$36,938,969
Value Added Services	563,011	520,456	1,103,733	1,082,494
Total Wholesale	18,372,336	19,005,123	37,148,273	38,021,463

Retail	1,110,659	833,327	2,126,075	1,583,923
Portfolio	213,035	229,428	456,890	430,406
Total Domain Services	19,696,030	20,067,878	39,731,238	40,035,792

Network Access Services:
Ting	5,039,974	2,939,628	9,321,405	5,049,613
Total Network Access Services	5,039,974	2,939,628	9,321,405	5,049,613

Network Expenses:
Network, other costs	1,144,697	1,269,808	2,288,341	2,524,021
Network, depreciation and amortization costs	173,963	187,266	356,937	360,248
Total Network Expenses	1,318,660	1,457,074	2,645,278	2,884,269

	$26,054,664	$24,464,580	$51,697,921	$47,969,674

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2014	December 31, 2013
Canada	$1,184,101	$1,292,425
United States	464,442	453,223
Germany	45,177	12,188
	$1,693,720	$1,757,836

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	June 30, 2014	December 31, 2013
Canada	$55,900	$271,300
Germany	838,390	1,061,050
	$894,290	$1,332,350

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	June 30, 2014	December 31, 2013
Canada	$7,065,143	$6,451,563
	$7,065,143	$6,451,563

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2014 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

11. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended June 30, 2014:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, March 31, 2014	11,192,884	$13,301,296	$29,133,854	$(12,852,540)	$(460,448)	$29,122,162

Exercise of stock options	48,108	211,828	(81,046)	—	—	130,782
Stock-based compensation	—	—	85,357	—	—	85,357
Net income for the period	—	—	—	1,347,182	—	1,347,182
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	370,868	370,868
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	59,409	59,409

Balances, June 30, 2014	11,240,992	$13,513,124	$29,138,165	$(11,505,358)	$(30,171)	$31,115,760

The following unaudited table summarizes stockholders' equity transactions for the six month period ended June 30, 2014:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2013	10,907,063	$11,859,267	$28,632,311	$(13,329,379)	$(244,981)	$26,917,218

Exercise of stock options	340,021	1,658,731	(616,868)	—	—	1,041,863
Repurchase and retirement of shares	(6,092)	(4,874)	(77,412)	—	—	(82,286)
Stock-based compensation	—	—	186,334	—	—	186,334
Income tax effect related to stock options exercised	—	—	1,013,800	—	—	1,013,800
Net income for the period	—	—	—	1,824,021	—	1,824,021
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	7,687	7,687
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	207,123	207,123

Balances, June 30, 2014	11,240,992	$13,513,124	$29,138,165	$(11,505,358)	$(30,171)	$31,115,760

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

On March 5, 2014, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on March 4, 2014. The Company repurchased 6,092 shares under this program during the six months ended June 30, 2014 (none of which occurred during the quarter ended June 30, 2014) for a total of $82,286.

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

During the three and six months ended June 30, 2014, no stock options to purchase common shares were granted. During the three and six months ended June 30, 2013, stock options to purchase 82,875 and 120,375 common shares, respectively were granted.

Details of stock option transactions for the three months ended June 30, 2014 and June 30, 2013 are as follows:

	Three months ended June 30, 2014		Three months ended June 30, 2013
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	1,107,257	$3.97	2,168,003	$2.60
Granted	—	—	82,876	8.56
Exercised	(48,108)	2.72	(129,929)	2.16
Forfeited	(6,091)	5.71	(3,829)	5.28
Expired	(750)	3.20	—	—
Outstanding, end of period	1,052,308	$4.01	2,117,121	$2.84
Options exercisable, end of period	824,641	$3.34	1,741,361	$2.40

Details of stock option transactions for the six months ended June 30, 2014 and June 30, 2013 are as follows:

	Six months ended June 30, 2014		Six months ended June 30, 2013
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	1,407,639	$3.80	2,148,170	$2.60
Granted	—	—	120,376	8.56
Exercised	(340,021)	3.06	(144,143)	2.16
Forfeited	(11,685)	5.64	(7,282)	5.28
Expired	(3,625)	3.36	—	—
Outstanding, end of period	1,052,308	$4.01	2,117,121	$2.84
Options exercisable, end of period	824,641	$3.34	1,741,361	$2.40

As of June 30, 2014, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$2.24	-	$2.40	227,092	$2.35	0.6	$2,244,993	227,092	$2.35	$2,244,993
$2.48	-	$2.80	346,013	$2.76	2.5	3,280,763	346,013	$2.76	3,280,763
$2.92	-	$3.76	147,891	$3.01	3.4	1,365,339	99,125	$3.05	910,840
$4.20	-	$10.16	331,312	$6.91	5.1	1,766,626	152,411	$6.32	901,775
			1,052,308	$4.01	3.0	$8,657,721	824,641	$3.34	$7,338,371

Total unrecognized compensation cost relating to unvested stock options at June 30, 2014, prior to the consideration of expected forfeitures, was approximately $691,000 and is expected to be recognized over a weighted average period of 2.3 years.

The Company recorded stock-based compensation of $85,357 and $91,255 for the three months ended June 30, 2014 and 2013, respectively.

The Company recorded stock-based compensation of $186,334 and $165,932 for the six months ended June 30, 2014 and 2013, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	June 30, 2014
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument liability	$—	$59,077	$—	$59,077
Total Liabilities	$—	$59,077	$—	$59,077

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

14. SUBSEQUENT EVENTS

Forward exchange forward contracts

During July 2014, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the fiscal year ending December 31, 2015 (“fiscal 2015”).. These contracts have a notional value of $10.2 million, whereby $10.2 million is converted into Canadian dollars during 2015 at an average foreign exchange rate of US$1.00: Cdn$1.0858.

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

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they acquire, deliver or use the Internet or Internet services such as domain name registration, email and other Internet services. We are organized and managed based on two service offerings, Domain Services and Network Access Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our principal place of business is located in Canada. We report our financial results as two operating segments, Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio, and Network Access Services, which derives revenue from the sale of retail mobile phones and services to individuals and small businesses. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Domain Services and Network Access Services revenue separately.

Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

Domain Services

Domain Services include wholesale and retail domain name registration services, value added services and portfolio services. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada

Our primary distribution channel is a global network of more than 13,000 resellers in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service, reseller-oriented technology and agile design and development processes. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes, and offering brandable end-user interfaces that emphasize simplicity and visual appeal. We also provide “second tier” support to our resellers by email and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all services and network infrastructure to address deficiencies before customer services are impacted.

We believe that the underlying platforms for our services are among the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users.

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 13.6 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream and the Marketing Development Funds we receive from vendors from time-to-time to expand or maintain the market position for their services.

Retail, primarily our Hover website, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 40,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Portfolio generates advertising revenue from our domain name portfolio and from our advertising-supported website, tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD program.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website. Ting revenues are generated in the United States.

For the three months ended June 30, 2014 and June 30, 2013, we reported revenue of $35.6 million and $31.2 million, respectively. For the three months ended June 30, 2014 and June 30, 2013, our OpenSRS domain service offering accounted for 61% and 71% of our total revenue, respectively.

For the six months ended June 30, 2014 and June 30, 2013, we reported revenue of $70.0 million and $61.2 million, respectively. For the six months ended June 30, 2014 and June 30, 2013, our OpenSRS domain service offering accounted for 62% and 71% of our total revenue, respectively.

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

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,		Six months ended June 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,386	2,418	4,814	4,821

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	June 30,
	2014 (1)	2013 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,365	10,832
Registered using our Resellers' Registrar Accreditations	3,204	3,410
Total domain names under management	13,569	14,242

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results, see the Net Revenue discussion below.

Network Access Services

	June 30,
	2014 (1)	2013 (1)
	(in 000's)

Ting subscribers under management	73,000	25,000
Ting devices under management	113,000	40,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

In July 2014, we participated in a confidential private auction for .group. As a result of the auction, we have withdrawn our application for .group and the amounts received will be recorded as portfolio revenue in the three months ended September 30, 2014.

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

Other services included in Value-Added Services include special discounts on third party services and fees we receive from time-to-time from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2013 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At June 30, 2014 we had $18.9 million in goodwill related to our acquisitions and $14.4 million in intangible assets. All goodwill and intangible assets related to our Domain Services segment. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as two operating segments, Domain Services with three distinct service offerings, being Wholesale, Retail and Portfolio and Network Access Services which derives revenue from the sale of retail mobile phones and services to individuals and small businesses.

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

We account for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill and certain intangible assets impairment test on an annual basis, during the fourth quarter of each fiscal year, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill and certain intangible assets recorded on our balance sheet may exist.

With regards to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and six months ended June 30, 2014 and June 30, 2013.

With regard to indefinite life intangible assets, as part of our normal renewal process during the three and six months ended June 30, 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.3 million and $0.6 million, respectively, have been written off and recorded as write off / impairment of indefinite life intangible assets during the three and six months ended June 30, 2014. No impairment or write off was recorded on indefinite-life intangible assets during the three and six months ended June 30, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$21,503,086	$21,800,101	$43,152,040	43,696,001
Value Added Services	2,395,726	2,559,427	4,999,331	5,248,117
Total Wholesale	23,898,812	24,359,528	48,151,371	48,944,118

Retail	2,540,538	2,001,354	4,924,601	3,919,798
Portfolio	888,806	1,078,500	1,942,446	2,212,224
Total Domain Services	27,328,156	27,439,382	55,018,418	55,076,140

Network Access Services:
Ting	8,259,845	3,733,975	14,971,977	6,082,239
Total Network Access Services	8,259,845	3,733,975	14,971,977	6,082,239

	$35,588,001	$31,173,357	$69,990,395	$61,158,379
Increase over prior period	$4,414,644		$8,832,016
Increase - percentage	14%		14%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	61%	71%	62%	71%
Value Added Services	7%	8%	7%	9%
Total Wholesale	68%	79%	69%	80%

Retail	7%	6%	7%	6%
Portfolio	2%	3%	3%	4%
Total Domain Services	77%	88%	79%	90%

Network Access Services:
Ting	23%	12%	21%	10%
Total Network Access Services	23%	12%	21%	10%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2014 increased by $4.4 million or 14% to $35.6 million when compared to the three months ended June 30, 2013.

Total net revenues for the six months ended June 30, 2014 increased by $8.8 million or 14% to $70.0 million when compared to the six months ended June 30, 2013.

Deferred revenue increased to $73.6 million at June 30, 2014 from $73.0 million at June 30, 2013 and increased by $3.6 million from $70.0 million at December 31, 2013.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2014 and June 30, 2013. At June 30, 2014, one customer accounted for 12% of accounts receivable, and at June 30, 2013, no customer accounted for more than 10% of accounts receivable. Subsequent to the end of the quarter, this receivable has been fully repaid. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During the three months ended June 30, 2014, domain services revenue decreased by $0.3 million to $21.5 million when compared to the three months ended June 30, 2013. During the six months ended June 30, 2014, domain services revenue decreased by $0.6 million to $43.2 million when compared to the six months ended June 30, 2013.

During the three months ended June 30, 2014, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 2.4 million when compared to the three months ended June 30, 2013. During the six months ended June 30, 2014, the number of transactions processed was also flat at 4.8 million when compared to the six months ended June 30, 2013.

We anticipate that the number of new, renewed and transferred-in domain name registrations will remain relatively flat for the year, with some variability from quarter to quarter, and with growth in the core business being off-set with a handful of large clients migrating their business to their own accreditations.

As of June 30, 2014, the total domains under management decreased slightly to 10.4 million when compared to June 30, 2013. This comes as a result of the same factors impacting domain transactions mentioned above. In addition, we provide provisioning services on a monthly basis to accredited registrars who use our technical systems to process domain registrations with their own accreditation. As of June 30, 2014, we managed 3.2 million domain names on behalf of other accredited registrars compared to 3.4 million at the end of June 30, 2013.

During the three months ended June 30, 2014, value added services revenue decreased by $0.2 million to $2.4 million when compared to the three months ended June 30, 2013. During the six months ended June 30, 2014, value added services revenue decreased by $0.2 million to $5.3 million when compared to the three months ended June 30, 2013. This is primarily the result of one large customer no longer using our eMail platform.

Retail

Net revenues from Retail for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, increased by $0.5 million, or 27%, to $2.5 million and by $1.0 million, or 26%, to $4.9 million, respectively. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, decreased by $0.2 million to $0.9 million and by $0.3 million to $1.9 million, respectively. These decreases were primarily due to a decrease in online advertising revenues.

Network Access Services

Net revenues from Ting mobile phone services and equipment for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, increased by $4.5 million or 121% to $8.3 million. Net revenues from Ting mobile phone services and equipment for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, increased by $8.9 million, or 146%, to $15.0 million. This increase primarily reflects the impact the larger subscriber base is having on service revenues. As of June 30, 2014, Ting had 73,000 subscribers and 113,000 mobile devices under its management compared to 25,000 subscribers and 40,000 devices under management as of June 30, 2013.

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

Costs of revenues for our ad-supported content site includes the fees paid to third-party service providers, primarily for digital certificates sold through our content sites and content license fees.

Network Access Services

The costs of revenue for Ting's mobile phone service include hardware (the cost of devices sold to our customers, order fulfillment related expenses and inventory write-downs) and network services (our customers' voice, messaging and data usage) provided by our Mobile Network Operator.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$17,809,325	18,484,667	$36,044,540	36,938,969
Value Added Services	563,011	520,456	1,103,733	1,082,494
Total Wholesale	18,372,336	19,005,123	37,148,273	38,021,463

Retail	1,110,659	833,327	2,126,075	1,583,923
Portfolio	213,035	229,428	456,890	430,406
Total Domain Services	19,696,030	20,067,878	39,731,238	40,035,792

Network Access Services:
Ting	5,039,974	2,939,628	9,321,405	5,049,613
Total Network Access Services	5,039,974	2,939,628	9,321,405	5,049,613

Network Expenses:
Network, other costs	1,144,697	1,269,808	2,288,341	2,524,021
Network, depreciation and amortization costs	173,963	187,266	356,937	360,248
Total Network Expenses	1,318,660	1,457,074	2,645,278	2,884,269

	$26,054,664	$24,464,580	$51,697,921	$47,969,674
Increase over prior period	$1,590,084		$3,728,247
Increase - percentage	6%		8%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	50%	59%	51%	60%
Value Added Services	2%	2%	2%	2%
Total Wholesale	52%	61%	53%	62%

Retail	3%	3%	3%	3%
Portfolio	1%	1%	1%	1%
Total Domain Services	56%	65%	57%	66%

Network Access Services:
Ting	14%	9%	13%	8%
Total Network Access Services	14%	9%	13%	8%

Network Expenses:
Network, other costs	3%	4%	3%	4%
Network, depreciation and amortization costs	0%	1%	1%	1%
Total Network Expenses	3%	5%	4%	5%

	73%	79%	74%	79%

Total cost of revenues for the three months ended June 30, 2014 increased by $1.6 million, or 6%, to $26.1 million when compared to the three months ended June 30, 2013.

Total cost of revenues for the six months ended June 30, 2014 increased by $3.7 million, or 8%, to $51.7 million when compared to the six months ended June 30, 2013.

Prepaid domain registration and other Internet services fees as of June 30, 2014 decreased by $0.4 million to $58.5 million from $58.9 million at June 30, 2013. Prepaid domain registration and other Internet services fees have been impacted by certain of our customers, who have acquired their own registrar accreditation, no longer registering new domain names on our platform.

Wholesale

Costs for Wholesale for the three and six months ended June 30, 2014 decreased by $0.6 million, or 3%, to $18.4 million and by $0.9 million, or 2%, to $37.1 million, respectively, when compared to the three and six months ended June 30, 2013. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a handful of large clients migrating their business to their own accreditations.

Retail

Costs for Retail for the three and six months ended June 30, 2014 increased by $0.3 million, to $1.1 million and by $0.5 million, to $2.1 million, respectively, when compared to the three and six months ended June 30, 2013. These increases resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio remained relatively flat at $0.2 million and $0.4 million for both the three and six months ended June 30, 2014 and June 30, 2013, respectively.

Network Access Services

Costs for Ting for the three and six months ended June 30, 20014 increased by $2.1 million, to $5.0 million and by $4.3 million, to $9.3 million, respectively, when compared to the three and six months ended June 30, 2013. This increase primarily reflects the impact the larger subscriber base is having on service costs.

Network Costs

Network costs before depreciation and amortization for the three and six months ended June 30, 2014 decreased by $0.1 million, to $1.1 million and by $0.2 million, to $2.3 million, respectively, when compared to the three and six months ended June 30, 2013. These decreases resulted primarily from improved productivity in workforce related costs as well as a decrease in contract and outside service costs.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales and marketing	$3,762,441	$2,946,586	$7,784,215	$5,793,672
Increase over prior period	$815,855		$1,990,543
Increase - percentage	28%		34%
Percentage of net revenues	11%	9%	11%	9%

Sales and marketing expenses for the three and six months ended June 30, 2014 increased by $0.8 million, or 28%, to $3.8 million and by $2.0 million, or 34%, to $7.8 million, respectively, when compared to the three and six months ended June 30, 2013. These increases were primarily related to workforce and marketing expenses incurred in acquiring and servicing Ting subscribers. We expect sales and marketing expenses for fiscal 2014 to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs primarily to support our Ting marketing and customer service needs.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Technical operations and development	$1,107,532	$748,137	$2,197,430	$1,881,967
Increase over prior period	$359,395		$315,463
Increase - percentage	48%		17%
Percentage of net revenues	3%	2%	3%	3%

Technical operations and development expenses for the three and six months ended June 30, 2014 increased by $0.4 million, or 48%, to $1.1 million and by $0.3 million, or 17%, to $2.2 million, respectively, when compared to the three and six months ended June 30, 2013. This increase was partially offset by our recognizing a 2010 Ontario Interactive Digital Media Tax Credit of $0.5 million, primarily related to eligible personnel costs, during the quarter ended June 30, 2013.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
General and administrative	$1,886,319	$1,698,697	$3,654,119	$3,397,329
Increase over prior period	$187,622		$256,790
Increase - percentage	11%		8%
Percentage of net revenues	5%	5%	5%	6%

General and administrative expenses for the three and six months ended June 30, 2014 increased by $0.2 million, or 11%, to $1.9 million and by $0.3 million, or 8%, to $3.7 million, respectively, when compared to the three and six months ended June 30, 2013. These increases were the result of incremental workforce related costs and increased credit card processing fees and bad debts primarily related to the growth of Ting. These increases were partly offset by increased gains in foreign exchange.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Depreciation of property and equipment	$52,538	$54,922	$108,842	$105,861
Decrease over prior period	$(2,384)		$2,981
Decrease - percentage	(4)%		3%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.05 million and $0.1 million for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of intangible assets	$219,030	$219,030	$438,060	$438,060
(Decrease) increase over prior period	$-		$-
Decrease - percentage	-%		-%
Percentage of net revenues	1%	1%	1%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of IYD in July 2007 and the acquisition of EPAG in July 2011.

Brand and customer relationships acquired in connection with the acquisitions of IYD and EPAG are amortized on a straight-line basis over seven years.

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment of indefinite life intangible assets	$326,457	$-	$577,145	$-
Increase over prior period	$326,457		$577,145
Increase - percentage	-%		-%
Percentage of net revenues	1%	-%	1%	-%

As part of our normal renewal process during the three and six months ended June 30, 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.3 million and $0.6 million, have been written off and recorded as impairment of indefinite life intangible assets during the three and six months ended June 30, 2014, respectively. No impairment was recorded on indefinite-life intangible assets during the three and six months ended June 30, 2013.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loss on currency forward contracts	$96,545	$146,639	$647,916	$381,277
(Decrease) increase over prior period	$(50,094)		$266,639
(Decrease) /increase - percentage	(34)%		70%
Percentage of net revenues	0%	0%	1%	1%

As of June 30, 2014, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2014. The impact of the fair value adjustment on outstanding contracts for the three months ended June 30, 2014 was a net gain of $0.2 million, compared to a net loss of $0.2 million for the three months ended June 30, 2013 and for six months ended June 30, 2014 was a net gain of $0.1 million, compared to a net loss of $0.6 million for the six months ended June 30, 2013 In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.3 million for the three months ended June 30, 2014 and by a realized loss of $0.8 million for the six months ended June 30, 2014. During the three and six months ended June 30, 2013, the impact of the fair value adjustment on outstanding contracts was partly offset by a realized gain upon settlement of currency forward contracts of $0.1 million and of $0.2 million, respectively.

At June 30, 2014, our balance sheet reflects a net derivative instrument liability of $0.1 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Other income (expense), net	$(69,348)	$(93,428)	$(143,181)	$(192,790)
Increase over prior period	$24,080		$49,609
Increase - percentage	(26)%		(26)%
Percentage of net revenues	0%	0%	0%	0%

Other expenses for the three and six months ended June 30, 2104 remained relatively unchanged when compared to the three and six months ended June 30, 2013 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Provision for income taxes	$665,945	$213,708	$917,545	$333,540
Increase in provision over prior period	$452,237		$584,005
Increase - percentage	212%		175%
Percentage of net revenues	2%	1%	1%	1%

For the six months ended June 30, 2014, we recorded a provision for income taxes of $0.9 million on income before income taxes of $2.7 million, using an estimated effective tax rate for fiscal 2014 adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2013, we recorded a provision for income taxes of $0.3 million on income before taxes of $1.0 million, using an estimated effective tax rate for its 2013 fiscal year.

In assessing therealizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider projected future taxable income, uncertainties related to the industry in which we operate, and tax planning strategies in making this assessment.

We follow the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

We had approximately $0.1 million of total gross unrecognized tax benefit as of June 30, 2014 and $0.3 million of total gross unrecognized tax benefit as of June 30, 2013, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The decrease of $0.2 million from June 30, 2013 primarily relates to the finalization of prior year German income tax returns. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2014 and December 31, 2013, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three and six months ended June 30, 2014 was a net gain in other comprehensive income of $0.4 million and $0.2 million, respectively. The impact of the fair value adjustment on outstanding hedged contracts for the three and six months ended June 30, 2103 was a net loss in other comprehensive income of $0.3 million and $0.4 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Comprehensive income (loss)	$430,277	$(260,941)	$214,810	$(446,726)
Decrease in provision over prior period	$691,218		$661,536
Increase - percentage	(265)%		(148)%
Percentage of net revenues	1%	(1)%	0%	(1)%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, our cash and cash equivalents balance increased by $1.7 million to $14.2 million when compared to December 31, 2013. Our principal sources of liquidity during the six months ended June 30, 2014 resulted from the exercise of stock options of $2.1 million and cash provided by operating activities of $1.1 million. The resulting proceeds from the exercise of stock options of $2.1 million includes an excess tax benefit from share based compensation expenses of $1.0 million. These sources of funds were partly offset by the repayment of our loan in the amount of $0.9 million, our repurchasing stock through an NCIB in the amount of $0.1 million and additions to property and equipment amounting to $0.4 million.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At June 30, 2014 the balance under the 2012 DLRR Loan was $5.4 million and the balance under the 2012 DLR Loan was fully repaid.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty. In accordance with the terms of the demand loan facilities, the outstanding balance under the 2012 DLR Loan as of December 31, 2013 of $5.2 million was fully repaid through an equivalent advance made under the 2012 DLRR Loan and will be repaid in equal monthly principal payments plus interest, over a period of four years. Prepayment is permitted without penalty.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2014, we held contracts in the amount of $13.5 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of June 30, 2014, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $1.1 million, as compared to $3.4 million during the six months ended June 30, 2013.

Our net income before the impact of non-cash charges of $0.4 million during the six months ended June 30, 2014 was $2.2 million. Included in the add-back for non-cash charges is depreciation, amortization and the impairment of indefinite life intangible assets which was partially offset by the excess tax benefits on share-based compensation of $0.4 million, the recovery of deferred taxes and the provision for unrealized gains on currency forward contracts.

In addition, changes in our working capital was driven by our utilizing an additional $5.6  million to fund increases in prepaid domain name registry fees, accounts receivable, prepaid expenses and inventory and a reduction in accrued liabilities, customer deposits and income taxes recoverable. These amounts were partly offset by positive contributions of $4.5 million from movements in deferred revenue, accounts payable and accreditation fees payable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2014 totaled $1.0 million as compared to a usage of $2.4 million during the six months ended June 30, 2013. Net cash inflows amounting to $2.1 million resulted from the exercise of stock options by both our employees and directors, including an excess tax benefit from share based compensation expenses of $1.0 million. Theses cash inflows were partially offset by our using net cash of $0.9 million to fund principal repayments under our Amended Credit Facility. In addition, $0.1 million was used to fund the repurchase of 6,092 of our shares under our current Normal Course Issuer Bid during the six months ended June 30, 2014, none of which occurred during the quarter ending June 30, 2014.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2014 used net cash of $0.4 million to acquire additional property and equipment.

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

SUBSEQUENT EVENTS

Forward exchange forward contracts

During July 2014, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the 2015 fiscal year. These contracts have a notional value of $10.2 million, whereby $10.2 million is converted into Canadian dollars during 2015 at an average foreign exchange rate of US$1.00: Cdn$1.0858.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2014. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2014, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2014	6,710,000	1.0634	(26,417)
October – December, 2014	6,810,000	1.0648	(32,660)
Total	$13,520,000	1.0641	$(59,077)

As of June 30, 2014 we have $13.5 million of outstanding foreign exchange forward contracts which will convert to CDN $14.4 million. Of these contracts, $10.5 million met the requirements for hedge accounting (June 30, 2013 - $18.1 million of which $13.8 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2014. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2014 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Date: August 12, 2014	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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