Form 10-Q
period 2014-09-30
TUCOWS INC /PA/
filed 2014-11-12
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 11,302,843 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,589,246	$12,418,888
Accounts receivable, net of allowance for doubtful accounts of $127,330 as of September 30, 2014 and $91,226 as of December 31, 2013	6,914,690	5,305,403
Inventory	391,026	309,686
Prepaid expenses and deposits	4,322,231	4,309,039
Prepaid domain name registry and ancillary services fees, current portion	45,985,103	44,209,591
Deferred tax asset, current portion (note 7)	1,874,824	1,081,526
Income taxes recoverable	526,534	475,889
Total current assets	73,603,654	68,110,022

Prepaid domain name registry and ancillary services fees, long-term portion	11,911,238	11,838,579
Property and equipment	1,742,305	1,757,836
Deferred tax asset, long-term portion (note 7)	5,569,900	5,370,037
Intangible assets (note 5)	14,261,216	15,403,228
Goodwill	18,873,127	18,873,127
Total assets	$125,961,440	$121,352,829

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,574,165	$2,361,481
Accrued liabilities	4,957,900	3,913,034
Customer deposits	4,069,332	4,500,946
Derivative instrument liability, (note 4)	762,053	491,098
Loan payable (note 6)	-	6,300,000
Deferred revenue, current portion	57,182,978	54,379,719
Accreditation fees payable, current portion	484,989	473,811
Income taxes payable (note 7)	179,007	1,024,004
Total current liabilities	71,210,424	73,444,093

Deferred revenue, long-term portion	15,795,206	15,638,517
Accreditation fees payable, long-term portion	130,166	135,522
Deferred rent, long-term portion	90,191	75,979
Deferred tax liability, long-term portion (note 7)	5,092,000	5,141,500

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;11,301,891 shares issued and outstanding as of September 30, 2014 and 10,907,063 shares issued and outstanding as of December 31, 2013	13,984,072	11,859,267
Additional paid-in capital	28,883,823	28,632,311
Deficit	(8,814,453)	(13,329,379)
Accumulated other comprehensive income (loss)	(409,989)	(244,981)
Total stockholders' equity	33,643,453	26,917,218
Total liabilities and stockholders' equity	$125,961,440	$121,352,829

Commitments and contingencies (note 10)
Subsequent events (note 14)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net revenues (note 9)	$38,874,183	$35,637,085	$108,864,578	$96,795,464

Cost of revenues (note 9):
Cost of revenues	25,985,875	24,268,961	75,038,518	69,354,366
Network expenses (*)	1,139,515	1,192,450	3,427,856	3,716,471
Depreciation of property and equipment	172,019	164,283	528,956	452,711
Amortization of intangible assets (note 5)	-	11,970	-	83,790
Total cost of revenues	27,297,409	25,637,664	78,995,330	73,607,338

Gross profit	11,576,774	9,999,421	29,869,248	23,188,126

Expenses:
Sales and marketing (*)	3,593,486	2,998,419	11,377,701	8,792,091
Technical operations and development (*)	1,041,136	1,215,327	3,238,566	3,097,294
General and administrative (*)	2,639,868	1,869,668	6,293,987	5,266,997
Depreciation of property and equipment	58,685	52,972	167,527	158,833
Amortization of intangible assets (note 5)	107,230	219,030	545,290	657,090
Impairment of indefinite life intangible assets (note 5)	-	-	577,145	-
Loss on currency forward contracts (note 4)	237,985	(28,068)	885,901	353,209
Total expenses	7,678,390	6,327,348	23,086,117	18,325,514

Income from operations	3,898,384	3,672,073	6,783,131	4,862,612

Other income (expense):
Interest expense, net	(63,498)	(78,966)	(206,679)	(271,756)
Total other income (expense)	(63,498)	(78,966)	(206,679)	(271,756)

Income before provision for income taxes	3,834,886	3,593,107	6,576,452	4,590,856

Provision for income taxes (note 7)	1,143,981	999,747	2,061,526	1,333,287

Net income	2,690,905	2,593,360	4,514,926	3,257,569

Other comprehensive income (loss), net of tax
Gain (loss) on hedging activities	(437,519)	402,026	(602,901)	(71,629)
Net amount reclassified to earnings	57,701	92,308	437,893	119,237

Other comprehensive income (loss) net of tax of $(197,852) and $257,505 for the three months ended September 30, 2014 and September 30, 2013, and $(85,955) and $24,800 for the nine months ended September 30, 2014 and September 30, 2013	(379,818)	494,334	(165,008)	47,608
Comprehensive income for the period	$2,311,087	$3,087,694	$4,349,918	$3,305,177

Basic earnings per common share (note 8)	$0.24	$0.24	$0.40	$0.32

Shares used in computing basic earnings per common share (note 8)	11,321,175	10,795,896	11,190,684	10,322,469

Diluted earnings per common share (note 8)	$0.23	$0.23	$0.39	$0.29

Shares used in computing diluted earnings per common share (note 8)	11,787,749	11,409,975	11,718,910	11,187,308

(*) Stock-based compensation has been included in operating expenses as follows:
Network expenses	$6,600	$8,755	$22,397	$22,813
Sales and marketing	$37,637	$32,681	$104,440	$93,000
Technical operations and development	$22,716	$21,549	$59,368	$57,166
General and administrative	$163,759	$99,801	$230,841	$155,904

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash provided by:
Operating activities:
Net income for the period	$2,690,905	$2,593,360	$4,514,926	$3,257,569
Items not involving cash:
Depreciation of property and equipment	230,704	217,255	696,483	611,544
Amortization of intangible assets	107,230	231,000	545,290	740,880
Impairment of indefinite life intangible asset	-	-	577,145	-
Deferred income taxes recovery	(49,214)	(99,786)	(807,691)	(78,103)
Excess tax benefits from share-based compensation expense	168,346	(1,056,014)	(250,555)	(1,056,014)
Amortization of deferred rent	1,832	7,872	14,212	17,748
Disposal of domain names	10,708	8,923	19,577	44,292
Loss (gain) on change in the fair value of forward contracts	125,305	(204,341)	19,991	361,646
Stock-based compensation	230,712	162,786	417,046	328,883
Change in non-cash operating working capital:
Accounts receivable	4,440	758,089	(1,609,287)	(456,201)
Inventory	90,114	(150,686)	(81,340)	248,994
Prepaid expenses and deposits	613,342	543,111	(13,192)	840,006
Prepaid domain name registry and ancillary services fees	573,727	1,038,268	(1,848,171)	(344,719)
Income taxes recoverable	(227,558)	980,969	(794,101)	1,087,333
Accounts payable	326,610	92,473	1,130,552	700,194
Accrued liabilities	1,214,237	163,300	1,044,866	664,984
Customer deposits	(418,539)	(595,776)	(431,614)	(883,346)
Deferred revenue	(656,430)	(986,779)	2,959,948	989,957
Accreditation fees payable	(22,510)	(39,835)	5,822	(23,918)
Net cash (used in) / provided by operating activities	5,013,961	3,664,189	6,109,907	7,051,729

Financing activities:
Proceeds received on exercise of stock options	343,953	1,136,061	1,385,816	1,454,255
Excess tax benefits from share-based compensation expense	741,512	1,056,014	1,755,312	1,056,014
Repurchase of common stock	(1,099,571)	-	(1,181,857)	(6,537,616)
Proceeds received on loan payable	-	-	-	5,200,000
Repayment of loan payable	(5,358,333)	(600,000)	(6,300,000)	(2,000,000)
Net cash provided by / (used in) financing activities	(5,372,439)	1,592,075	(4,340,729)	(827,347)

Investing activities:
Additions to property and equipment	(216,794)	(171,442)	(598,820)	(1,090,113)
Net cash used in investing activities	(216,794)	(171,442)	(598,820)	(1,090,113)

Increase (decrease) in cash and cash equivalents	(575,272)	5,084,822	1,170,358	5,134,269

Cash and cash equivalents, beginning of period	14,164,518	6,465,126	12,418,888	6,415,679
Cash and cash equivalents, end of period	$13,589,246	$11,549,948	$13,589,246	$11,549,948

Supplemental cash flow information:
Interest paid	$64,248	$92,610	$207,634	$289,483
Income taxes paid, net	$469,248	$(46,057)	$1,724,976	$141,256

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$82,132	$99,060	$82,132	$99,060

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2014 and the results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

For purposes of clarification, significant accounting policies regarding revenue recognition and derivative financial instruments are included below:

(a) Revenue recognition

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

Advertising revenue includes revenue derived from cost-per-action advertising links we display on third party websites who provide syndicated pay-per-click advertising on OpenSRS Domain Expiry Stream domains and the Company’s Portfolio domains. In addition, the Company uses third party partners to derive pay-perclick advertising revenue on the Tucows.com website. Advertising revenue is recognized on a monthly basis based on the number of cost-per-action services that were provided in the month.

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

(b) Derivative Financial Instruments

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

The fair value of the forward exchange contracts are determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company and the counterparty credit risk. The valuation technique used to measure the fair values of the derivative instruments is a discounted cash flow technique, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. Our discounted cash flow techniques use observable market inputs, such as foreign currency spot and forward rates.

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

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “new standard”). The new standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is prohibited. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017. We have not yet decided which implementation method we will adopt. The new standard replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We are reviewing the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements and the amount of contract related costs that will be deferred. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" (ASU 2014-15). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for our fiscal year ending December 31, 2016, with early adoption permitted. We do not believe the pending adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

4. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations in its future cash flows related to a portion of payroll, rent and payments to a Canadian domain name registry supplier that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these future payments. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months from the acquisition date.

The Company has designated a portion of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2014, is recorded as derivative instrument liabilities.

As of September 30, 2014, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $22.8 million, of which $19.0 million met the requirements of ASC Topic 815 and were designated as hedges (September 30, 2013 - $32.8 million of which $25.5 million were designated as hedges). As of September 30, 2014, the Company has forward contracts with a notional amount of $3.8 million, which are not accounted for as hedges. The decrease in fair value of $0.1 million for these contracts not accounted for as hedges is recorded on the statement of operations.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the nine months ended September 30, 2014, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of September 30, 2014	As of December 31, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(623,559)	$(118,505)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(138,494)	$(372,593)

Total foreign currency forward contracts	Derivative instruments	$(762,053)	$(491,098)

Movement in AOCI balance for the three months ended September 30, 2014:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – June 30, 2014	$(45,889)	$15,718	$(30,171)

Other comprehensive income (loss)before reclassifications	(665,428)	227,909	(437,519)
Amount reclassified from accumulated other comprehensive income	87,758	(30,057)	57,701
Other comprehensive income (loss) for the three months ended September 30, 2014	(577,670)	197,852	(379,818)

Ending AOCI balance – September 30, 2014	$(623,559)	$213,570	$(409,989)

Movement in AOCI balance for the nine months ended September 30, 2014:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2013	$(372,596)	$127,615	$(244,981)

Other comprehensive income (loss)before reclassifications	(916,960)	314,059	(602,901)
Amount reclassified from accumulated other comprehensive income	665,997	(228,104)	437,893
Other comprehensive income (loss) for the nine months ended September 30, 2014	(250,963)	85,955	(165,008)

Ending AOCI balance – September 30, 2014	$(623,559)	$213,570	$(409,989)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2014and September 30, 2013 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign currency forward contracts for the three months ended September 30, 2014	$(437,519)	Operating expenses	$(40,112)
		Cost of revenues	$(17,589)
Foreign currency forward contracts for the three months ended September 30, 2013	$402,026	Operating expenses	$(77,036)
		Cost of revenues	$(15,272)

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2014 and September 30, 2013 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign currency forward contracts for the nine months ended September 30, 2014	$(602,901)	Operating expenses	$(321,136)
		Cost of revenues	$(116,757)
Foreign currency forward contracts for the nine months ended September 30, 2013	$(71,629)	Operating expenses	$(97,929)
		Cost of revenues	$(21,309)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $25,000 upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the three months ended September 30, 2014, in the consolidated statement of operations and comprehensive income. The Company has recorded a gain of $36,000 upon settlement and a loss of $0.2 million for the change in fair value of outstanding contracts for the three months ended September 30, 2013, in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of $0.2 million upon settlement and a loss of $20,000 for the change in fair value of outstanding contracts for the nine months ended September 30, 2014, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.2 million upon settlement and a loss of $0.4 million for the change in fair value of outstanding contracts for the nine months ended September 30, 2013, in the consolidated statement of operations and comprehensive income.

5. INTANGIBLE ASSETS:

Intangible assets consist of brand, customer relationships, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and portfolio domain names, which have been determined to have an indefinite life and which are tested annually for impairment.

A summary of acquired intangible assets for the three months ended September 30, 2014 is as follows:

	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, June 30, 2014	$137,830	$756,460	$11,529,518	$1,955,346	$14,379,154
Sales of domain names	—	—	(1,298)	(9,410)	(10,708)
Amortization expense	(19,610)	(87,620)	—	—	(107,230)
Net book value, September 30, 2014	$118,220	$668,840	$11,528,220	$1,945,936	$14,261,216

A summary of acquired intangible assets for the nine months ended September 30, 2014 is as follows:

	Brand 7 years	Customer relationships 4 – 7 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2013	$224,650	$1,107,700	$12,096,712	$1,974,166	$15,403,228
Sales of domain names	—	—	(3,893)	(15,684)	(19,577)
Impairment of indefinite life intangible assets	—	—	(564,599)	(12,546)	(577,145)
Amortization expense	(106,430)	(438,860)	—	—	(545,290)
Net book value, September 30, 2014	$118,220	$668,840	$11,528,220	$1,945,936	$14,261,216

As of September 30, 2014, the accumulated amortization for the definite life intangibles was $5.6 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that all domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal should be renewed. Accordingly, during the three months ended September 30, 2014, no impairment on indefinite life assets was recorded. For the nine months ended September 30, 2014, domain names, with a book value of $0.6 million, were not renewed and were recorded as an impairment of indefinite life intangible assets. No impairment was recorded on indefinite-life intangible assets during the three and nine months ended September 30, 2013.

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At September 30, 2014, the 2012 DLR Loan and the DLRR Loan were fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2014, the Company held contracts in the amount of $22.8 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of September 30, 2014, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of September 30, 2014, the Company was in compliance with these covenants, and expects to be in compliance for the next twelve months.

7. INCOME TAXES

For the nine months ended September 30, 2014, the Company recorded a provision for income taxes of $2.1 million on income before income taxes of $6.6 million, using an estimated effective tax rate for the fiscal year ending December 31, 2014 adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $1.3 million on income before taxes of $4.6 million, using an estimated effective tax rate for its fiscal year ending December 31, 2013.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2014 and as of December 31, 2013, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2014 and December 31, 2013, respectively.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Numerator for basic and diluted earnings per common share:
Net income for the period	$2,690,905	$2,593,360	$4,514,926	$3,257,569
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	11,321,175	10,795,896	11,190,684	10,322,469
Effect of outstanding stock options	466,574	614,079	528,226	864,839
Diluted weighted average number of shares outstanding	11,787,749	11,409,975	11,718,910	11,187,308
Basic earnings per common share	$0.24	$0.24	$0.40	$0.32
Diluted earnings per common share	$0.23	$0.23	$0.39	$0.29

For the three months ended September 30, 2014, outstanding options to purchase 98,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the nine months ended September 30, 2014, outstanding options to purchase 136,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the nine months ended September 30, 2014, 79,392 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2014, 73,300 of which occurred during the quarter ended September 30, 2014.

During the nine months ended September 30, 2013, 1,028,530 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2012, none of which occurred during the quarter ended September 30, 2013.

During the nine months ended September 30, 2013, 35,768 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2013, none of which occurred during the quarter ended September 30, 2013.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 include reductions in the number of shares outstanding due to these repurchases.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Three months ended September 30, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$29,125,494	$9,748,689	$38,874,183
Cost of Revenues	20,191,680	5,794,195	25,985,875
Gross Profit before network expenses	8,933,814	3,954,494	12,888,308

Network expenses			1,311,534
Gross Profit			11,576,774

Expenses:
Sales and marketing			3,593,486
Technical operations and development			1,041,136
General and administrative			2,639,868
Depreciation of property and equipment			58,685
Amortization of intangibles			107,230
Loss on currency forward contracts			237,985
Income from operations			3,898,384
Other expenses, net			63,498
Income before provision for income taxes			$3,834,886

Nine months ended September 30, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$84,143,913	$24,720,665	$108,864,578
Cost of Revenues	59,922,918	15,115,600	75,038,518
Gross Profit before network expenses	24,220,995	9,605,065	33,826,060

Network expenses			3,956,812
Gross Profit			29,869,248

Expenses:
Sales and marketing			11,377,701
Technical operations and development			3,238,566
General and administrative			6,293,987
Depreciation of property and equipment			167,527
Amortization of intangibles			545,290
Write-off / impairment of indefinite life intangible assets			577,145
Loss on currency forward contracts			885,901
Income from operations			6,783,131
Other expenses, net			206,679
Income before provision for income taxes			$6,576,452

Three months ended September 30, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$30,918,611	$4,718,474	$35,637,085
Cost of Revenues	20,671,990	3,596,971	24,268,961
Gross Profit before network expenses	10,246,621	1,121,503	11,368,124

Network expenses			1,368,703
Gross Profit			9,999,421

Expenses:
Sales and marketing			2,998,419
Technical operations and development			1,215,327
General and administrative			1,869,668
Depreciation of property and equipment			52,972
Amortization of intangibles			219,030
Loss on currency forward contracts			(28,068)
Income from operations			3,672,073
Other expenses, net			78,966
Income before provision for income taxes			$3,593,107

Nine months ended September 30, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$85,994,751	$10,800,713	$96,795,464
Cost of Revenues	60,707,782	8,646,584	69,354,366
Gross Profit before network expenses	25,286,969	2,154,129	27,441,098

Network expenses			4,252,972
Gross Profit			23,188,126

Expenses:
Sales and marketing			8,792,091
Technical operations and development			3,097,294
General and administrative			5,266,997
Depreciation of property and equipment			158,833
Amortization of intangibles			657,090
Loss on currency forward contracts			353,209
Income from operations			4,862,612
Other expenses, net			271,756
Income before provision for income taxes			$4,590,856

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$21,880,181	$22,002,858	$65,032,221	$65,698,859
Value Added Services	2,350,195	2,606,151	7,349,527	7,854,268
Total Wholesale	24,230,376	24,609,009	72,381,748	73,553,127

Retail	2,687,478	2,142,446	7,612,079	6,062,244
Portfolio	2,207,640	4,167,155	4,150,086	6,379,380
Total Domain Services	29,125,494	30,918,610	84,143,913	85,994,751

Network Access Services:
Ting	9,748,689	4,718,475	24,720,665	10,800,713
Total Network Access Services	9,748,689	4,718,475	24,720,665	10,800,713

	$38,874,183	$35,637,085	$108,864,578	$96,795,464

During the three and nine months ended September 30, 2014 and 2013, no customer accounted for more than 10% of total revenue. As at September 30, 2014 and 2013, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$18,229,841	$18,580,828	$54,274,382	$55,519,797
Value Added Services	575,813	484,619	1,679,546	1,567,113
Total Wholesale	18,805,654	19,065,447	55,953,928	57,086,910

Retail	1,196,875	946,113	3,322,950	2,530,036
Portfolio	189,151	660,430	646,040	1,090,836
Total Domain Services	20,191,680	20,671,990	59,922,918	60,707,782

Network Access Services:
Ting	5,794,195	3,596,971	15,115,600	8,646,584
Total Network Access Services	5,794,195	3,596,971	15,115,600	8,646,584

Network Expenses:
Network, other costs	1,139,515	1,192,450	3,427,856	3,716,471
Network, depreciation and amortization costs	172,019	176,253	528,956	536,501
Total Network Expenses	1,311,534	1,368,703	3,956,812	4,252,972

	$27,297,409	$25,637,664	$78,995,330	$73,607,338

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2014	December 31, 2013
Canada	$1,190,337	$1,292,425
United States	438,511	453,223
Germany	113,457	12,188
	$1,742,305	$1,757,836

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	September 30, 2014		December 31, 2013
Canada	$	−	$271,300
Germany		787,060	1,061,050
		$787,060	$1,332,350

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	September 30, 2014	December 31, 2013
Canada	$7,444,724	$6,451,563
	$7,444,724	$6,451,563

10. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2014 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

11. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended September 30, 2014:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, June 30, 2014	11,240,992	$13,513,124	$29,138,165	$(11,505,358)	$(30,171)	$31,115,760

Exercise of stock options	134,199	561,107	(217,154)	—	—	343,953
Repurchase and retirement of shares	(73,300)	(90,159)	(1,009,412)	—	—	(1,099,571)
Stock-based compensation	—	—	230,712	—	—	230,712
Income tax effect related to stock options exercised	—	—	741,512	—	—	741,512
Net income for the period	—	—	—	2,690,905	—	2,690,905
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	(437,519)	(437,519)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	57,701	57,701

Balances, September 30, 2014	11,301,891	$13,984,072	$28,883,823	$(8,814,453)	$(409,989)	$33,643,453

The following unaudited table summarizes stockholders' equity transactions for the nine month period ended September 30, 2014:

	Common stock		Additional paid in		Accumulated Other Comprehensive	Total stockholders'
	Number	Amount	capital	Deficit	Income	equity

Balances, December 31, 2013	10,907,063	$11,859,267	$28,632,311	$(13,329,379)	$(244,981)	$26,917,218

Exercise of stock options	474,220	2,219,838	179,778	—	—	2,399,616
Repurchase and retirement of shares	(79,392)	(95,033)	(1,086,824)	—	—	(1,181,857)
Stock-based compensation	—	—	417,046	—	—	417,046
Income tax effect related to stock options exercised	—	—	741,512	—	—	741,512
Net income for the period	—	—	—	4,514,926	—	4,514,926
Unrealized loss on foreign currency forward contracts treated as hedges	—	—	—	—	(602,901)	(602,901)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	—	—	—	—	437,893	437,893

Balances, September 30, 2014	11,301,891	$13,984,072	$28,883,823	$(8,814,453)	$(409,989)	$33,643,453

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

On March 5, 2014, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on March 4, 2014. The Company repurchased 73,300 shares under this program during the three months ended September 30, 2014 for a total of $1.1 million. The Company repurchased 79,392 shares under this program during the nine months ended September 30, 2014 for a total of $1.2 million.

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

Details of stock option transactions for the three months ended September 30, 2014 and September 30, 2013 are as follows:

	Three months ended September 30, 2014		Three months ended September 30, 2013
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	1,052,308	$4.01	2,117,121	$2.84
Granted	98,100	15.83	22,500	8.92
Exercised	(134,199)	2.56	(733,843)	1.56
Forfeited	(8,938)	6.15	(18,906)	4.88
Expired	—	—	(1,187)	1.44
Outstanding, end of period	1,007,271	$5.34	1,385,685	$3.64
Options exercisable, end of period	732,683	$3.84	1,049,810	$3.12

Details of stock option transactions for the nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	1,407,639	$3.80	2,148,170	$2.56
Granted	98,100	15.83	142,876	7.88
Exercised	(474,220)	2.92	(877,986)	1.64
Forfeited	(20,623)	5.86	(26,188)	4.84
Expired	(3,625)	3.36	(1,187)	1.44
Outstanding, end of period	1,007,271	$5.34	1,385,685	$3.64
Options exercisable, end of period	732,683	$3.84	1,049,810	$3.12

As of September 30, 2014, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$2.40	-	$2.40	124,750	$2.40	0.6	$1,563,118	124,750	$2.40	$1,563,118
$2.48	-	$2.80	326,263	$2.76	2.3	3,970,110	326,263	$2.76	3,970,110
$2.92	-	$3.76	139,408	$3.01	3.1	1,662,210	115,160	$3.02	1,370,992
$4.20	-	$15.93	416,850	$9.01	5.1	2,554,844	166,510	$7.58	1,236,775
			1,007,271	$5.34	3.4	$9,750,282	732,683	$3.84	$8,140,995

Total unrecognized compensation cost relating to unvested stock options at September 30, 2014, prior to the consideration of expected forfeitures, was approximately $1,144,377 and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of $230,712 and $162,786 for the three months ended September 30, 2014 and 2013, respectively.

The Company recorded stock-based compensation of $417,046 and $328,883 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	September 30, 2014
	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument liability	$—	$762,053	$—	$762,053
Total Liabilities	$—	$762,053	$—	$762,053

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

14. SUBSEQUENT EVENTS

Forward exchange forward contracts

During October 2014, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the fiscal year ending December 31, 2015. These contracts have a notional value of $5.0 million, whereby $5.0 million is converted into Canadian dollars during 2015 at an average foreign exchange rate of US$1.00: Cdn$1.1376.

In March 2013, we entered into a joint venture structure with Radix FZC and Namecheap Inc. (the “.online Joint Venture”) to seek to acquire and subsequently operate the registry business regarding the .online new gTLD string. During October 2014, in a private auction, the .online Joint Venture secured the right to negotiate to become the exclusive registry operator for the .online gTLD string. We expect to contribute $4 million to $5 million to cover the cost of the auction and the initial funding of seed capital for the registry. We expect to own a minority interest in the .online Joint Venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect”, “intend” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company's foreign currency requirements, specifically for the Canadian dollar; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US, Canadian and German tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 13.7 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

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

For the three months ended September 30, 2014 and September 30, 2013, we reported revenue of $38.9 million and $35.6 million, respectively. For the three months ended September 30, 2014 and September 30, 2013, our OpenSRS domain service offering accounted for 56% and 62% of our total revenue, respectively.

For the nine months ended September 30, 2014 and September 30, 2013, we reported revenue of $108.9 million and $96.8 million, respectively. For the nine months ended September 30, 2014 and September 30, 2013, our OpenSRS domain service offering accounted for 59% and 68% of our total revenue, respectively.

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

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,		Nine months ended September 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,239	2,240	7,007	7,005

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	September 30,
	2014 (1)	2013 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,302	10,713
Registered using our Resellers' Registrar Accreditations	3,349	3,529
Total domain names under management	13,651	14,242

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results, see the Net Revenue discussion below.

Network Access Services

	September 30,
	2014 (1)	2013 (1)
	(in 000's)

Ting subscribers under management	83,000	36,000
Ting devices under management	130,000	56,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Our direct costs to register domain names on behalf of our customers are largely controlled by registries such as Verisign and by ICANN. Verisign provides all the registry services operations for the .com, .net, .cc, .tv and .name domain names. ICANN is a private sector, not-for-profit corporation formed to oversee a number of Internet related tasks, including domain registrations for which it collects fees. The market for wholesale registrar services is both price sensitive and competitive, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base.

We are still participating in ICANN’s gTLD program to own a minority interest in two contested gTLD strings. As these strings are contested, there can be no assurance that we will be part of a successful bid for any of these new gTLD strings.

While there can be no assurance that we will be awarded any gTLDs, we intend to continue to pursue contested gTLD operator rights and in order to prevail, may incur significant additional costs to acquire such rights. Any such additional costs which are directly attributable to the acquisition of these gTLDs will be capitalized and included in prepaid expenses and deposits until such time as the relevant gTLD is delegated by ICANN. Other costs incurred by the Company as part of its gTLD initiative not directly attributable to the acquisition of gTLD operator rights are expensed as incurred.

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

We also generate advertising and other revenue through our ad-supported content site, tucows.com. This site primarily derives revenue from banner and text advertising. In addition, their revenue is derived from software developers who rely on us as a primary source of distribution. Software developers use our Author Resource Center to submit their products for inclusion on our site and to purchase promotional placements of their software.

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

We also primarily generate pay-per-click advertising by displaying third party advertisements on our portfolio of domain names and on domain names that have expired on our OpenSRS platform. Revenue is also generated from our ad supported content site tucows.com, primarily from banner and text advertising. Banner and text advertising is primarily rendered on a pay-per click basis. Revenue is recognized on a monthly basis based on the number of pay-per click services that were provided in the month.

We also primarily generate pay-per-click advertising by displaying third party advertisements on our portfolio of domain names and on domain names that have expired on our OpenSRS platform. Revenue is also generated from our ad-supported content site tucows.com, primarily from banner and text advertising. Banner and text advertising is primarily rendered on a pay-per click basis. Revenue is recognized on a monthly basis based on the number of pay-per click services that were provided in the month.

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

Valuation of intangible assets, goodwill and long-lived assets

The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At September 30, 2014 we had $18.9 million in goodwill related to our acquisitions and $14.3 million in intangible assets. All goodwill and intangible assets related to our Domain Services segment. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. We report our financial results as two operating segments, Domain Services with three distinct service offerings, being Wholesale, Retail and Portfolio and Network Access Services which derives revenue from the sale of retail mobile phones and services to individuals and small businesses.

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

With regard to property and equipment and definite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during the three and nine months ended September 30, 2014 and September 30, 2013.

With regard to indefinite life intangible assets, as part of our normal renewal process during the nine months ended September 30, 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.6 million, have been written off and recorded as impairment of indefinite life intangible assets. No impairment was recorded on indefinite-life intangible assets during the three months ended September 30, 2014, or during the three and nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$21,880,181	$22,002,858	$65,032,221	$65,698,859
Value Added Services	2,350,195	2,606,151	7,349,527	7,854,268
Total Wholesale	24,230,376	24,609,009	72,381,748	73,553,127

Retail	2,687,478	2,142,446	7,612,079	6,062,244
Portfolio	2,207,640	4,167,155	4,150,086	6,379,380
Total Domain Services	29,125,494	30,918,610	84,143,913	85,994,751

Network Access Services:
Ting	9,748,689	4,718,475	24,720,665	10,800,713
Total Network Access Services	9,748,689	4,718,475	24,720,665	10,800,713

	$38,874,183	$35,637,085	$108,864,578	$96,795,464
Increase over prior period	$3,237,098		$12,069,114
Increase - percentage	9%		12%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	56%	62%	59%	68%
Value Added Services	6%	7%	7%	8%
Total Wholesale	62%	69%	66%	76%

Retail	7%	6%	7%	6%
Portfolio	6%	12%	4%	7%
Total Domain Services	75%	87%	77%	89%

Network Access Services:
Ting	25%	13%	23%	11%
Total Network Access Services	25%	13%	23%	11%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2014 increased by $3.2 million or 9% to $38.9 million when compared to the three months ended September 30, 2013.

Total net revenues for the nine months ended September 30, 2014 increased by $12.1 million or 12% to $108.9 million when compared to the nine months ended September 30, 2013.

Deferred revenue increased to $73.0 million at September 30, 2014 from $72.0 million at September 30, 2013 and increased by $3.0 million from $70.0 million at December 31, 2013.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2014 and September 30, 2013. At September 30, 2014 and at September 30, 2013, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During the three months ended September 30, 2014, domain services revenue decreased by $0.1 million to $21.9 million when compared to the three months ended September 30, 2013. During the nine months ended September 30, 2014, domain services revenue decreased by $0.7 million to $65.0 million when compared to the nine months ended September 30, 2013.

During the three months ended September 30, 2014, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 2.2 million when compared to the three months ended September 30, 2013. During the nine months ended September 30, 2014, the number of transactions processed was also flat at 7.0 million when compared to the nine months ended September 30, 2013.

Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a handful of large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems.

As of September 30, 2014, total domains that we manage under our own accreditation decreased to 10.3 million when compared to 10.7 million at September 30, 2013. These decreases in domains under management primarily resulted from the same factors impacting domain transactions mentioned above. Also, as of September 30, 2014, total domains that we manage on behalf of other accredited registrars decreased to 3.3 million when compared to 3.5 million at the end of September 30, 2013, primarily the result of a single customer that transitioned the customer’s domain management platform to an in-house system earlier this year.

During the three months ended September 30, 2014, value added services revenue decreased by $0.2 million to $2.4 million when compared to the three months ended September 30, 2013. During the nine months ended September 30, 2014, value added services revenue decreased by $0.5 million to $7.3 million when compared to the nine months ended September 30, 2013. This is primarily the result of one large customer no longer using our eMail platform.

Retail

Net revenues from Retail for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, increased by $0.5 million, or 25%, to $2.7 million and by $1.5 million, or 26%, to $7.6 million, respectively. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, decreased by $2.0 million to $2.2 million and by $2.2 million to $4.2 million, respectively. This decrease was primarily related to gains we recognized on the sale of our interest in certain new gTLD strings. In July 2014, we participated in a confidential private auction for .group. As a result of the auction, we withdrew our application for .group. This compared to our withdrawal of our applications for .media and .marketing during the three months ended September 30, 2013.In addition, Portfolio revenues were impacted by lower sales of big ticket domains as well as the impact the uncertainty around the implementation of ICANN’s new gTLD Program is having on our pay-per-click advertising traffic.

Network Access Services

Net revenues from Ting mobile phone services and equipment for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, increased by $5.0 million or 107% to $9.7 million. Net revenues from Ting mobile phone services and equipment for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, increased by $13.9 million, or 129%, to $24.7 million. This increase primarily reflects the impact the larger subscriber base is having on service revenues. As of September 30, 2014, Ting had 83,000 subscribers and 130,000 mobile devices under its management compared to 36,000 subscribers and 56,000 devices under management as of September 30, 2013. We note that in the quarter we have redefined our definition of a subscriber to exclude some customers with transient usage patterns. This has resulted in a drop of approximately 2,000 accounts from our reported count at September 30, 2014.

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

Portfolio

Costs of revenues for Portfolio represent the amortization of registry fees for domains added to our Portfolio over the renewal period, which is generally one year and the value attributed under intangible assets to any domain name sold. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid domain registry fees and are expensed ratably over the renewal term.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	$18,229,841	$18,580,828	$54,274,382	$55,519,797
Value Added Services	575,813	484,619	1,679,546	1,567,113
Total Wholesale	18,805,654	19,065,447	55,953,928	57,086,910

Retail	1,196,875	946,113	3,322,950	2,530,036
Portfolio	189,151	660,430	646,040	1,090,836
Total Domain Services	20,191,680	20,671,990	59,922,918	60,707,782

Network Access Services:
Ting	5,794,195	3,596,971	15,115,600	8,646,584
Total Network Access Services	5,794,195	3,596,971	15,115,600	8,646,584

Network Expenses:
Network, other costs	1,139,515	1,192,450	3,427,856	3,716,471
Network, depreciation and amortization costs	172,019	176,253	528,956	536,501
Total Network Expenses	1,311,534	1,368,703	3,956,812	4,252,972

	$27,297,409	$25,637,664	$78,995,330	$73,607,338
Increase over prior period	$1,659,745		$5,387,992
Increase - percentage	6%		7%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Domain Services:
Wholesale
Domain Services	47%	52%	50%	57%
Value Added Services	1%	1%	2%	2%
Total Wholesale	48%	53%	52%	59%

Retail	3%	3%	3%	3%
Portfolio	0%	2%	1%	1%
Total Domain Services	51%	58%	56%	63%

Network Access Services:
Ting	15%	10%	14%	9%
Total Network Access Services	15%	10%	14%	9%

Network Expenses:
Network, other costs	3%	3%	3%	4%
Network, depreciation and amortization costs	0%	0%	0%	0%
Total Network Expenses	3%	3%	3%	4%

	69%	71%	73%	76%

Total cost of revenues for the three months ended September 30, 2014 increased by $1.7 million, or 6%, to $27.3 million when compared to the three months ended September 30, 2013.

Total cost of revenues for the nine months ended September 30, 2014 increased by $5.4 million, or 7%, to $79.0 million when compared to the nine months ended September 30, 2013.

Prepaid domain registration and other Internet services fees as of September 30, 2014 increased by $0.1 million to $57.9 million from $57.8 million at September 30, 2013. Prepaid domain registration and other Internet services fees have been impacted by certain of our customers, who have acquired their own registrar accreditation, no longer registering new domain names on our platform.

Wholesale

Costs for Wholesale for the three and nine months ended September 30, 2014 decreased by $0.3 million, or 1%, to $18.8 million and by $1.1 million, or 2%, to $56.0 million, respectively, when compared to the three and nine months ended September 30, 2013. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a handful of large clients migrating their business to their own accreditations.

Retail

Costs for Retail for the three and nine months ended September 30, 2014 increased by $0.3 million, to $1.2 million and by $0.8 million, to $3.3 million, respectively, when compared to the three and nine months ended September 30, 2013. These increases resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three and nine months ended September 30, 2014 decreased by $0.5 million, to $0.2 million and by $0.4 million, to $0.6 million, respectively, when compared to the three and nine months ended September 30, 2013. These decreases were primarily the result of costs associated with our New gTLD applications incurred during the three and nine months ended September 30, 2013.

Network Access Services

Costs for Ting for the three and nine months ended September 30, 2014 increased by $2.2 million, to $5.8 million and by $6.5 million, to $15.1 million, respectively, when compared to the three and nine months ended September 30, 2013. This increase primarily reflects the impact the larger subscriber base is having on service costs.

Network Costs

Network costs before depreciation and amortization for the three and nine months ended September 30, 2014 decreased by $0.1 million, to $1.1 million and by $0.3 million, to $3.4 million, respectively, when compared to the three and nine months ended Sepember 30, 2013. These decreases resulted primarily from improved productivity in workforce related costs as well as a decrease in contract and outside service costs.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales and marketing	$3,593,486	$2,998,419	$11,377,701	$8,792,091
Increase over prior period	$595,067		$2,585,610
Increase - percentage	20%		29%
Percentage of net revenues	9%	8%	10%	9%

Sales and marketing expenses for the three and nine months ended September 30, 2014 increased by $0.6 million, or 20%, to $3.6 million and by $2.6 million, or 29%, to $11.4 million, respectively, when compared to the three and nine months ended September 30, 2013. These increases were primarily related to workforce and marketing expenses incurred in acquiring and servicing Ting subscribers. We expect sales and marketing expenses for fiscal 2014 to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs primarily to support our Ting marketing and customer service needs.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, network access services, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. All technical operations and development costs are expensed as incurred.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Technical operations and development	$1,041,136	$1,215,327	$3,238,566	$3,097,294
Decrease over prior period	$(174,191)		$141,272
Decrease - percentage	(14)%		5%
Percentage of net revenues	3%	3%	3%	3%

Technical operations and development expenses for the three months ended September 30, 2014 decreased by $0.2 million, or 14%, to $1.0 million when compared to the three months ended September 30, 2013. This decreases resulted primarily from improved productivity in workforce related costs.

Technical operations and development expenses for the nine months ended September 30, 2014 increased by $0.1 million, or 5%, to $3.2 million, when compared to the nine months ended September 30, 2013. This increase resulted primarily by our recognizing a 2010 Ontario Interactive Digital Media Tax Credit of $0.5 million, primarily related to eligible personnel costs, during the quarter ended June 30, 2013. This increase was partially offset by a decrease which resulted primarily from improved productivity in workforce related costs

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General and administrative	$2,639,868	$1,869,668	$6,293,987	$5,266,997
Increase over prior period	$770,200		$1,026,990
Increase - percentage	41%		19%
Percentage of net revenues	7%	5%	6%	5%

General and administrative expenses for the three months ended September 30, 2014 increased by $0.8 million, or 41%, to $2.6 million when compared to the three months ended September 30, 2013. These increases were the result of increased credit card processing fees and bad debts primarily related to the growth of Ting of $0.3 million when compared to the three months ended September 30, 2013. During the three months ended September 30, 2104, we also expensed pre-acquisition due diligence and other costs of $0.2 million that related to a potential acquisition that was abandoned once we determined that its completion was not probable. In addition, we incurred a loss on foreign exchange of $0.2 million when compared to the three months ended September 30, 2013.

General and administrative expenses for the nine months ended September 30, 2014 increased by $1.0 million, or 19%, to $6.3 million, when compared to the nine months ended September 30, 2013. These increases were the result of increased credit card processing fees and bad debts primarily related to the growth of Ting of $0.8 million when compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2104, we also expensed pre-acquisition due diligence and other costs of $0.2 million that related to a potential acquisition that was abandoned once we determined that its completion was not probable. In addition, workforce related costs, legal fees and stock-based compensation have increased by $0.3 million when compared to the nine months ended September 30, 2013.These increases were partly offset by increased gains in foreign exchange of $0.3 million when compared to the nine months ended September 30, 2013

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Depreciation of property and equipment	$58,685	$59,972	$167,527	$158,833
Increase over prior period	$5,713		$8,694
Increase - percentage	11%		5%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.1 million and $0.2 million for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of intangible assets	$107,230	$219,030	$545,290	$657,090
(Decrease) increase over prior period	$(111,800)		$(111,800)
Decrease - percentage	(51)%		(17)%
Percentage of net revenues	0%	1%	1%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of IYD in July 2007 and the acquisition of EPAG in July 2011.

Brand and customer relationships acquired in connection with the acquisitions of IYD and EPAG are amortized on a straight-line basis over seven years.

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment of indefinite life intangible assets	$-	$-	$577,145	$-
Decrease over prior period	$-		$577,145
Decrease - percentage	-%		-%
Percentage of net revenues	-%	-%	1%	-%

As part of our normal renewal process during the nine months ended September 30, 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.6 million, have been written off and recorded as impairment of indefinite life intangible assets during the nine months ended September 30, 2014. No impairment was recorded on indefinite-life intangible assets during the three months ended September 30, 2014, or during the three and nine months ended September 30, 2013.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss on currency forward contracts	$237,985	$(28,068)	$885,901	$353,209
Increase over prior period	$266,053		$532,692
Increase - percentage	(948)%		151%
Percentage of net revenues	1%	(0)%	1%	0%

As of September 30, 2014, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through August 2015. The impact of the fair value adjustment on outstanding contracts for the three months ended September 30, 2014 was a net loss of $0.1 million, compared to a net gain of $0.2 million for the three months ended September 30, 2013 and for the nine months ended September 30, 2014 was a net loss of $20,000, compared to a net loss of $0.4 million for the nine months ended September 30, 2013 In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.1 million for the three months ended September 30, 2014 and by a realized loss of $0.9 million for the nine months ended September 30, 2014. During the three months ended September 30, 2013, the impact of the fair value adjustment on outstanding contracts was partly offset by a realized loss upon settlement of currency forward contracts of $0.2 million and during the nine months ended September 30, 2013, the impact of the fair value adjustment on outstanding contracts was partly offset by a realized gain upon settlement of currency forward contracts of $8,000.

At September 30, 2014, our balance sheet reflects a net derivative instrument liability of $0.8 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Other income (expense), net	$(63,498)	$(78,966)	$(206,679)	$(271,756)
Increase over prior period	$15,468		$65,077
Increase - percentage	(20)%		(24)%
Percentage of net revenues	0%	0%	0%	0%

Other expenses for the three and nine months ended September 30, 2104 remained relatively unchanged when compared to the three and nine months ended September 30, 2013 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Provision for income taxes	$1,143,981	$999,747	$2,061,526	$1,333,287
Increase in provision over prior period	$144,234		$728,239
Increase - percentage	14%		55%
Percentage of net revenues	3%	3%	2%	1%

For the nine months ended September 30, 2014, we recorded a provision for income taxes of $2.1 million on income before income taxes of $6.6 million, using an estimated effective tax rate for fiscal 2014 adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2013, we recorded a provision for income taxes of $1.3 million on income before taxes of $4.6 million, using an estimated effective tax rate for its 2013 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2014 and as of December 31, 2013, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2014 and December 31, 2013, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three and nine months ended September 30, 2014 was a net loss in other comprehensive income of $0.4 million and $0.2 million, respectively. The impact of the fair value adjustment on outstanding hedged contracts for the three and nine months ended September 30, 2103 was a net gain in other comprehensive income of $0.5 million and $48,000, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss)	$(379,818)	$494,334	$(165,008)	$47,608
Decrease in provision over prior period	$(874,152)		$(212,616)
Decrease - percentage	(177)%		(447)%
Percentage of net revenues	(1)%	1%	(0)%	0%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, our cash and cash equivalents balance increased by $1.2 million to $13.6 million when compared to December 31, 2013. Our principal sources of liquidity during the nine months ended September 30, 2014 resulted from cash provided by operating activities of $6.1 million and the exercise of stock options of $3.1 million. The resulting proceeds from the exercise of stock options of $3.1 million includes an excess tax benefit from share based compensation expenses of $1.8 million. These sources of funds were partly offset by the repayment of our loan in the amount of $6.3 million, our repurchasing stock through an NCIB in the amount of $1.2 million and additions to property and equipment amounting to $0.6 million.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At September 30, 2014 the balance under the 2012 DLRR Loan and the 2012 DLR Loan were fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiry date.

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

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2014, we held contracts in the amount of $22.8 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of September 30, 2014, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $6.1 million, as compared to $7.1 million during the nine months ended September 30, 2013.

Our net income before the impact of non-cash charges of $1.2 million during the nine months ended September 30, 2014 was $5.7 million. Included in the add-back for non-cash charges is depreciation, amortization, the impairment of indefinite life intangible assets and the provision for unrealized gains on currency forward contracts which was partially offset by the recovery of deferred taxes.

In addition, changes in our working capital was driven by positive contributions of $5.1 million from movements in deferred revenue, accounts payable, accrued liabilities and accreditation fees payable. These amounts were partly offset by our utilizing an additional $4.8 million from movements in prepaid domain name registry fees, accounts receivable, prepaid expenses and inventory, customer deposits and income taxes recoverable

Cash Flow from Financing Activities

Net cash outflows from financing activities during the nine months ended September 30, 2014 totaled $4.3 million as compared to $0.8 million during the nine months ended September 30, 2013. Net cash outflows amounting to $7.5 million resulted from $6.3 million used to fully repay our Amended Credit Facility and $1.2 million used to fund the repurchase of 79,392 of our shares under our current Normal Course Issuer Bid. These cash outflows were partially offset by cash inflows of $3.1 million, which resulted from the exercise of stock options by both our employees and directors, including an excess tax benefit from share based compensation expenses of $1.8 million.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2014 used net cash of $0.6 million to acquire additional property and equipment.

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

SUBSEQUENT EVENTS

Forward exchange forward contracts

During October 2014, the Company entered into foreign exchange forward contracts to hedge a portion of its expected Canadian dollar requirements for the 2015 fiscal year. These contracts have a notional value of $5.0 million, whereby $5.0 million is converted into Canadian dollars during 2015 at an average foreign exchange rate of US$1.00: Cdn$1.1376.

In March 2013, we entered into a joint venture structure with Radix FZC and Namecheap Inc. (the “.online Joint Venture”) to seek to acquire and subsequently operate the registry business regarding the .online new gTLD string. During October 2014, in a private auction, the .online Joint Venture secured the right to negotiate to become the exclusive registry operator for the .online gTLD string. We expect to contribute $4 million to $5 million to cover the cost of the auction and the initial funding of seed capital for the registry. We expect to own a minority interest in the .online Joint Venture.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2014. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2014, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October – December, 2014	6,810,000	1.0648	(345,833)
January – March, 2015	6,720,000	1.0811	(257,831)
April – June, 2015	6,500,000	1.1042	(128,797)
July 2015	2,810,000	1.1163	(29,592)
Total	$22,840,000	1.0872	$(762,053)

As of September 30, 2014 we have $22.8 million of outstanding foreign exchange forward contracts which will convert to CDN $24.8 million. Of these contracts, $19.0 million met the requirements for hedge accounting (September 30, 2013 - $32.8 million of which $25.5 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2014. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2014 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. the evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of period covered by this report were effective. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. There have been no material changes to these risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description

3.1.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 29, 2007).

3.1.2

Articles of Amendment to Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on January 3, 2014).

3.2

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on M).

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the SEC on August 14, 2012).

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2014	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 29, 2007).

3.1.2

Articles of Amendment to Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on January 3, 2014).

3.2

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on M).

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the SEC on August 14, 2012).

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.