Form 10-K
period 2014-12-31
TUCOWS INC /PA/
filed 2015-03-11
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2014 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $112.3 million. Such aggregate market value was computed by reference to the closing sale price per share of $12.24 as reported on the NASDAQ on such date (after giving effect to the one for four reverse stock split of December 30, 2013). For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than ten percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 11,081,390.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2014

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

EXPLANATORY NOTE

The Company was previously a “smaller reporting company” under applicable SEC rules and regulations that determined it no longer qualified as such as of its June 30, 2014 determination date, at which time the Company met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, the Company is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The Company will be transitioning to the disclosure requirements applicable to accelerated filers beginning with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2015.

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

ii

PART I

ITEM 1.  BUSINESS

Overview

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity of our customers’ experience as they acquire, deliver or use Internet services such as domain name registration, email and mobile phone service.

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

Our principal place of business is located in Canada. We report our financial results as two operating segments, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The two segments are Domain Services and Network Access Services and are described as follows:

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

Our chief operating decision maker regularly reviews our operating results for the Domain Services and Network Access Services segments, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. In addition, to assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more understanding of the key metrics driving our business. Accordingly, we report revenue in the following service areas:

Wholesale Domain Services, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages over 13 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”) and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream and the Marketing Development Funds we receive from vendors from time-to-time to expand or maintain the market position for their services.

Retail Domain Services, primarily our Hover website, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail Domain Services also includes our RealNames Service – based on over 35,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Portfolio Domain Services generates advertising revenue from our domain name portfolio. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD Program.

Network Access Services, primarily our Ting website, derives revenues from the sale of mobile phone service to individuals and small businesses.

Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

Net Revenues

Domain Services - Wholesale - OpenSRS Domain Service

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

With the acquisition of EPAG Domainservices GmbH (“EPAG”) in August 2011, we now offer registration services for over 500 TLDs.

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

Domain Services - Wholesale – OpenSRS Value-Added Services

We derive revenue from our hosted email service through our global distribution network. Our hosted email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solution that can be customized to their branding and business model requirements. The hosted email service also includes spam and virus filtering on all accounts. End-users can access the hosted email service via a full-featured, multi-language web interface or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP.

We also derive revenue from other Value-Added Services primarily from provisioning SSL certificates. In addition, we derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

Other services included in Value-Added Services include fees we receive from time-to-time from vendors to expand or maintain the market position for their services. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

Domain Services - Retail – Hover

We derive revenues from Hover's sale of retail Internet domain name registration and email services to individuals and small businesses.

Domain Services - Portfolio

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

Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under ICANN’s New gTLD Program.

Portfolio names that have been acquired from third-parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet.

We also generate advertising and other revenue through our ad-supported content site, tucows.com.

Network Access Services - Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term.

Intellectual Property

We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized “Tucows” and “OpenSRS” brands and the respect they confer on us as a defender of end-user rights and reseller-friendly approaches to doing business. We were among the first group of 34 registrars to be accredited by ICANN in 1999, and we remain active in Internet governance issues.

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

Customers

The majority of the customers to whom we provide Reseller Services are generally either web hosts or ISPs. A small number are consultants and designers providing our services to their business clients. Both our Retail Domain Services and our Network Access Services customers are a very broad mix of consumers, small businesses and corporations.

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

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (OpenSRS, Hover and Ting) may experience reduced demand during these times.

For example, our experience shows that new domain registrations decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results.

Competition

Our competition may be divided into the following groups:

•	Retail-oriented domain registrars, such as GoDaddy and Web.com who compete with our Resellers and our own retail operations for end-users.

•	Wholesale-oriented domain registrars, such as Rightside and Melbourne IT, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Microsoft, Bluetie and MailTrust.

•	US Mobile Phone Service providers such as AT&T, Verizon, T-Mobile and Sprint.

We expect to continue to experience significant competition from the competitors identified above and, as our business continues to develop, we expect to encounter competition from other providers. Service providers, Internet portals, web hosting companies, email hosting companies, outsourced application companies, country code registries and major telecommunication firms may broaden their services to include services we offer.

We believe the primary competitive factors in our Domain Services are:

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

Although we encounter pricing pressure in many markets in which we compete, we believe the effects of that pressure are mitigated by the fact that we deliver a high degree of value to our customers through our business and technical practices. We believe our status as a trusted supplier also allows us to mitigate the effects of this type of competition. We believe that the long-term relationships we have made with many customers results in a sense of certainty that would not be available to those customers through a competitor.

Employees

As of December 31, 2014, we had approximately 225 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	52	President and Chief Executive Officer
Michael Cooperman	63	Chief Financial Officer
David Woroch	52	Executive Vice President, Sales and Support

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

In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase the discounted service offerings of our competitors. As a result of these factors, in the future it may become increasingly difficult for us to compete successfully.

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. Currently ICANN has over 1,400 registrars who register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. Not all of these accredited registrars, however, are operational. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. As a result, we may not be able to compete effectively.

In addition, we cannot predict the impact ICANN’s New gTLD Program will have on the domain name industry. The New gTLD Program's goals include enhancing competition and consumer choice, and enabling the benefits of innovation via the introduction of a wide range of New gTLDs. As of February 26, 2015 ICANN has delegated and introduced over 520 of these New gTLDs into the Root Zone. We believe that the introduction of the wide range of New gTLDs, once completed, will result in an increase in the number of domains we register and related revenues commencing in 2014. In addition, while the delegation of New gTLDs could substantially change the domain name industry in unexpected ways, we believe that the New gTLD Program will provide us with new revenue opportunities. The New gTLD Program is a new, complex and untested process and if we do not properly manage our response to any resulting changes in the business environment, it could adversely impact our competitive position or market share.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain. For example, Verisign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the generic top level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce in November 2012, VeriSign will continue as the exclusive registry for the .com gTLD until November 2018. In addition, pricing of New gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful New gTLDs. The increase in these fees with respect to any gTLDs either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases, or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

A large number of legislative proposals are pending before the United States Congress, various state legislative bodies and foreign governments concern data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still unsettled. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. If our policies and procedures are found not to be in compliance, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could in turn have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Global currency fluctuations may adversely affect our revenues and earnings.

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

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate determination of our tax liability is always subject to review by the applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by:

•

international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arms- length related party transfer pricing policies or the validity of our contemporaneous documentation.

•	changes in the valuation of our deferred tax assets; or

•	changes in tax laws, regulations, accounting principles or the interpretations of such laws.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements. In addition, current and potential stockholders could lose confidence in our financial reporting, which could cause our stock price to decline.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2014, we have concluded that there are material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, we identified material weaknesses relating to (i) manual journal entries and (ii) account analysis and support, primarily due to the limited number of personnel in our accounting group to ensure segregation of duties. With respect to manual journal entries, we determined that the design and operating effectiveness of our controls were inadequate to ensure that manual journal entries were independently reviewed and approved for validity, accuracy and completeness. With respect to account analysis support, we determined that the design and operating effectiveness of our controls were inadequate to ensure detailed reviews and verification of inputs and calculations related to the analysis of accounts or transactions and schedules supporting financial statement amounts and notes. For additional information on these matters, see Part II, Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014.

In light of the material weaknesses identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and accurately reflected our financial position and results of its operations as of and for the year ended December 31, 2014. Subsequent to our December 31, 2014 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls during the fiscal year ending December 31, 2015. We expect to incur additional costs remediating these material weaknesses.

Although we believe we took appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we may need to take additional measures to fully mitigate the material weaknesses, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Difficult economic and financial conditions could have a material adverse effect on us.

The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could have a material adverse effect on our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could have a material adverse effect on our business, financial condition and results of operations.

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

Ting services may not prove to be successful or profitable in the long term. Ting’s long-term success is dependent upon its sustained ability to generate sufficient revenue from its subscribers based on their use of its services and its ability to respond to churn by adding new customers. If Ting is unable to sustain or increase the revenue that it generates from its existing customers or obtain new customers to replace churned customers, our operational performance and financial results may be adversely affected.

Ting may face competitive pressure to reduce prices for our products and services, which may adversely affect our profitability and other financial results.

As competition in the U.S. wireless communications industry has increased, providers have lowered prices or increased the number of minutes, messages and/or data units available under monthly service plans to attract or retain customers. To remain competitive with existing and future competitors, we may be compelled to offer greater subsidies for our handsets, reduce the prices for our services or increase the minutes, messages and/or data units that we offer under our postpaid monthly plans. Any subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. Lower handset prices may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without long-term contracts may change their wireless providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows. Those who receive inexpensive handsets as gifts and are not interested in using our service may fail to return them. As a result, we could lose our investment in these customers and handsets.

Competition in the wireless industry could adversely affect Ting’s revenues and profitability.

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with (1) facilities-based wireless communications providers and their prepaid affiliates or brands, including Verizon, AT&T, Sprint and T-Mobile; and (2) other MVNOs.

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

Ting offers its wireless services on a postpaid basis. The success of its postpaid offerings depends on its ability to manage its credit risk while attracting new customers with profitable usage patterns. Ting has a short operating history and there can be no assurance that it will be able to manage its credit risk or generate sufficient revenue to cover its postpaid-related expenses, including losses arising from its customers’ failure to make payments when due. Ting manages credit risk exposure using techniques that are designed to set terms and limits for the credit risk it accepts. The techniques it uses may not accurately predict future defaults due to, among other things, inaccurate assumptions or fraud. Ting’s ability to manage credit risk may also be adversely affected by legal or regulatory changes, competitors’ actions, consumer behavior, and inadequate collections staffing or techniques. While Ting continually seeks to improve its assumptions and controls, its failure to manage its credit risks appropriately may materially adversely affect our profitability and ability to grow.

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

As an MVNO, Ting is dependent on its Network Operators’ for its wireless network and any disruptions to their networks may adversely affect its business and financial results.

We are dependent on our Network Operators’ physical networks. As an MVNO, we do not own or operate a physical network, but rather utilize the nationwide wireless communication networks of two major mobile Network Operators (“Network Operators”). To be successful, we will need to continue to provide our customers with reliable service over their nationwide wireless communication networks. We rely on them and their third-party affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If they fail to do so, we may incur substantial losses. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin. Some of the risks related to their nationwide wireless communication networks and infrastructure include: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, power surges or outages, software defects and disruptions beyond their control, such as natural disasters and acts of terrorism, among others. The Master Services Agreements “MSA” with our Network operators does not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on their nationwide wireless communication networks could disrupt Ting’s operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on technology used by our Network operators. Wireless communications technology is evolving rapidly. A significant change in current wireless network technologies or the emergence of alternative technologies could reduce significantly our ability to offer a full range of data services, as compared to our competitors. If our Network Operators fails to keep up with these changes, we may lose customers or may not be able to attract new customers.

If our Network Operators terminate or determine that they do not wish to renew their Master Services Agreements on expiration for any reason, we may be unable to obtain the wireless services necessary to operate our business. In addition, transition to an alternative provider may be limited to a provider with a CDMA or GSM network as certain of our handsets are not capable of operating on all networks. Such a transition could be time-consuming and costly and we could lose a substantial number of customers during the transition period.

Our dependence on our Network Operators is not limited to our use of their nationwide networks. We rely on them and their third-party affiliates for other critical operational matters, including:

●	continued expansion and improvement of their nationwide networks and their third-party affiliates’ networks, which is expected to require additional investment;

●	deployment of upgrades and maintenance of their nationwide networks;

●	maintenance by our Network Operators of their relationships with their third-party affiliates;

●	maintenance by our Network Operators and their third-party affiliates of FCC authorizations in good standing;

●	integration of new services into their nationwide networks;

●	certification of new handsets for use on their nationwide networks;

●	compliance with FCC, state E911 and other regulatory requirements;

●	obtaining telephone numbers;

●	maintenance of interconnection agreements; and

●	compliance with applicable laws and regulations.

Ting competes with our Network Operators’ products.

We compete with several of our Network Operators’ products. In addition, our Network Operators may from time to time create products or acquire interests in businesses that directly or indirectly compete with us. As a result, their interests may be different from, or adverse to, ours.

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters, terrorist activities or international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. For example, a significant earthquake could impact us directly by disrupting our business operations.

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

Our systems face security risks, and any compromise of the security of these systems could disrupt our business, damage our reputation and result in the disclosure of confidential information, liability for damages and loss of customers.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. We have previously been the target of attempted attacks and must monitor and develop our systems to protect our and our customer’s data from misappropriation. Our ability to securely process and maintain this information is critical to our business. Despite our security measures, our systems may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate customer or proprietary information or cause interruptions in Internet operations. Internet and online resellers have in the past experienced, and may in the future experience, interruptions in service because of the accidental or intentional actions of Internet users, current and former employees or others.

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

Our reputation and business may be harmed and it may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our subscribers' or our own information or other breaches of our information security.

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

Ting’s Network Operators’ failure to obtain the proper licenses and governmental approvals from regulatory authorities would cause Ting to be unable to successfully operate its business.

The FCC licenses currently held by our Network Operators and their third-party affiliates to provide wireless services are subject to renewal and revocation. There is no guarantee that their wireless licenses will be renewed. The FCC requires all wireless licensees to meet certain requirements, including so-called “build-out” requirements, to retain their licenses. Their failure to comply with certain FCC requirements in a given license area could result in the revocation of their wireless license for that geographic area.

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

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our Network Operators’ licenses will be renewed. Failure to comply with FCC requirements applicable to a given license could result in revocation of that license and, depending on the nature of the non-compliance, other licenses.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,900 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain offices of approximately 14,100 square feet in St Catharine’s, Ontario, approximately 4,000 square feet in Starkville, Mississippi, approximately 2,900 square feet in Bonn, Germany and approximately 500 square feet in Amsterdam, Netherlands.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock was traded on the NYSE MKT under the symbol “TCX” from August 18, 2005 through December 27, 2013. Since December 30, 2013, our common stock has been traded on the NASDAQ Capital Market under the symbol "TCX". Our common stock is also traded on the Toronto Stock Exchange under the symbol “TC”.

On December 30, 2013, we effected a reverse stock split of our common stock at a ratio of 1-for-4.The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as adjusted to reflect the reverse stock split:

Year	Fiscal Quarter Ended	High	Low
2015	January 1, 2015 through March 6, 2015	$19.75	$17.29
2014	March 31, 2014	14.92	11.62
	June 30, 2014	15.45	12.07
	September 30, 2014	16.59	12.14
	December 31, 2014	19.63	13.59
2013	March 31, 2013	14.45	9.20
	June 30, 2013	9.92	7.12
	September 30, 2013	8.64	6.64
	December 31, 2013	9.00	5.68

As of March 5, 2015, Tucows had 345 shareholders of record, excluding shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2014 and December 31, 2013, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements.

Purchases of equity securities by the issuer and affiliated purchasers

Our stock buyback program, which we initially commenced on March 4, 2014, was suspended on November 12, 2014 when we announced our intention to commence a Dutch Auction Tender Offer. We did not repurchase any equity securities during the fourth quarter of the year ended December 31, 2014.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the “Company”, “we”, “us” or “our”) for the years ended December 31, 2014, 2013 and 2012 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Information Concerning Forward-Looking Statements” on page 1.

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they acquire, deliver or use the Internet or Internet services such as domain name registration, email, mobile telephony services and other Internet services. We are organized and managed based on two service offerings, Domain Services and Network Access Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our principal place of business is located in Canada. We report our financial results as two operating segments, Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio, and Network Access Services, which derives revenue from the sale of retail mobile phones and services to individuals and small businesses. Our chief operating decision maker regularly reviews our operating results for the Domain Services and Network Access Services segments, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Domain Services and Network Access Services revenue separately.

Domain Services

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 13.5 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

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

For the years ended December 31, 2014, 2013 and 2012, we reported revenue of $148 million, $130 million and $115 million, respectively. For the years ended December 31, 2014, 2013 and 2012, our OpenSRS domain service offering accounted for 59%, 67% and 77% of our total revenue, respectively.

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

Domain Services

	Year ended December 31, (1)
	2014	2013	2012
		(in ‘000’s)
Total new, renewed and transferred-in domain name registrations provisioned	9,110	9,076	9,213
Domain names under management
Registered using the Tucows Registrar Accreditation	10,200	10,630	10,643
Registered using our Resellers’ Registrar Accreditations	3,329	3,564	3,363
Total domain names under management	13,529	14,194	14,006

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

Network Access Services

	Year ended December 31, (1)
	2014	2013	2012
	(in 000’s)
Ting subscribers under management	94,000	48,000	10,000
Ting devices under management	147,000	74,000	15,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value‑added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of New gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Domain Services revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value‑added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and the sale of names from our portfolio of domain names and through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

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

The communications industry continues to compete on the basis of network reach and performance, types of services and devices offered, and price.

As a Mobile Virtual Network Operator “MVNO” our Ting service is reliant on our Mobile Network Operators "MNOs" providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

Ting has also enjoyed rapid growth in its first three years of operation. During this growth phase we have been able to continue to grow gross customer additions and maintain a consistent churn rate, which has allowed us to maintain net customer additions despite the impact of churn on a fast growing customer base. We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

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

Wholesale – OpenSRS Value-Added Services

We derive revenue from our hosted email service through our global distribution network. Our hosted email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solution that can be customized to their branding and business model requirements. The hosted email service also includes spam and virus filtering on all accounts. End-users can access the hosted email service via a full-featured, multi-language web interface or through traditional desktop email clients, such as Microsoft Outlook or Apple Mail, using IMAP or POP/SMTP.

We also derive revenue from other Value-Added Services primarily from provisioning SSL certificates. In addition, we derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

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

Portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under ICANN’s New gTLD Program.

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

Network Access Services

Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2014 (“Fiscal 2014”), includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:

●	Domain Services - Wholesale (OpenSRS Domain Service and OpenSRS Value-Added Services);
●	Domain Services - Retail (Hover);
●	Domain Services - Portfolio (Domain Portfolio monetization and sales) and
●	Network Access Services – Ting (sale of retail mobile phones and services).

With respect to the sale of domain registrations and other value-added services, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. We also enter into revenue arrangements in which a reseller may purchase a combination of services (multiple element arrangements). When a standalone selling price exists for each deliverable, we allocate revenue to each deliverable based on the relative selling price of each of the deliverables. The standalone selling price is established for each deliverable by the price charged when that deliverable is sold separately by the Company which is vendor specific objective evidence (“VSOE”). For arrangements where the Company does not sell the deliverable separately, the selling price is determined based on third party evidence (“TPE”), which is the price at which a competitor or third party sells the same or similar and largely interchangeable deliverable on a standalone basis. In instances where VSOE and TPE do not exist, the Company uses an estimated selling price for the deliverable, which is the price at which a company would transact if the deliverable were sold by the vendor regularly on a standalone basis. Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Valuation of goodwill, intangible assets and long-lived assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2014, we had $18.9 million (2013 - $18.9 million) in goodwill related to our acquisitions and $14.2 million (2013 - $15.4 million) in intangible assets comprised of indefinite life intangibles of $13.5 million (2013 - $14.1 million) and finite life intangible assets of $0.7 million (2013 - $1.3 million).We report our financial results as two operating segments, Domain Services with three distinct service offerings, being wholesale and retail domain name registration services, value added services and portfolio, and Network Access Services which derives revenue from the sale of retail mobile phones and telephony services to individuals and small businesses. The goodwill and intangible assets are all related to our Domain Services segment. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes.

We account for goodwill and indefinite life intangible assets in accordance with FASB’s authoritative guidance, which requires that goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test. We complete our impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment indicators are present.

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. During the year we decided not to renew certain under-performing domain names and an impairment charge of $0.6 million was recorded in the first two quarters of the fiscal year.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2014 and 2013.

We performed a qualitative assessment to determine whether there were events or circumstances which would lead to a determination, that it is more likely than not, that goodwill and indefinite life intangible assets have been impaired. In performing the qualitative testing, we made an evaluation of the impact of various factors to the expected future cash flows attributable to our Domain Services operating segment and to the assumed discount rate which would be used to present value those cash flows. Consideration was given to factors such as macro-economic, industry and market conditions including the capital markets and the competitive environment amongst others. There were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our Domain Services operating segment to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2014 and 2013.

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

Recently Issued Accounting Standards

See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2014	2013

Domain Services:
Wholesale
Domain Services	$86,640,949	$87,294,173
Value Added Services	9,654,734	10,271,219
Total Wholesale	96,295,683	97,565,392

Retail	10,417,746	8,360,035
Portfolio	5,066,673	7,479,240
Total Domain Services	111,780,102	113,404,667

Network Access Services:
Ting	35,887,005	16,530,237
Total Network Access Services	35,887,005	16,530,237

	$147,667,107	$129,934,904
Increase over prior period	$17,732,203
Increase - percentage	14%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2014	2013

Domain Services:
Wholesale
Domain Services	59%	67%
Value Added Services	7%	8%
Total Wholesale	66%	75%

Retail	7%	6%
Portfolio	3%	6%
Total Domain Services	76%	87%

Network Access Services:
Ting	24%	13%
Total Network Access Services	24%	13%

	100%	100%

Total net revenues for Fiscal 2014 increased by $17.7 million, or 14%, to $147.7 million from $129.9 million for the fiscal year ended December 31, 2013 (“Fiscal 2013”). Deferred revenue from domain name registrations and other Internet services at December 31, 2014 increased to $71.1 million from $70.0 million at December 31, 2013.

No customer accounted for more than 10% of revenue during Fiscal 2014 and, at December 31, 2014, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Domain Services

Wholesale

During Fiscal 2014, domain services revenue decreased by $0.7 million to $86.6 million and the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 9.1 million when compared to Fiscal 2013. Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a handful of large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions large volume customers make with regard to acquiring their own accreditations and the impact that the significant expansion of the number of New gTLDs implementation of ICANN’s New gTLD Program will have on the market. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage. As of December 31, 2014, total domains that we manage under our own accreditation decreased to 10.2 million when compared to 10.6 million at December 31, 2013. This decrease in domains under management primarily resulted from the same factors impacting domain transactions mentioned above. Also, as of December 31, 2014, total domains that we manage on behalf of other accredited registrars who use our technical systems to process domain registrations with their own accreditation, decreased to 3.3 million when compared to 3.6 million at the end of December 31, 2013, primarily the result of a single customer that transitioned their domain management platform to an in-house system earlier this year.

Value-Added Services decreased by $0.6 million to $9.7 million when compared to Fiscal 2013. This decrease was largely due to the $0.7 million decrease in revenue from pay-per-click advertising and the sale of names through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

Retail

Net revenues from Retail for Fiscal 2014, as compared to Fiscal 2013, increased by $2.1 million to $10.4 million. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for Fiscal 2014, as compared to Fiscal 2013, decreased by $2.4 million to $5.1 million from $7.5 million. This decrease was primarily related to gains we recognized from our withdrawal of our applications for .media and .marketing during the three months ended September 30, 2013 compared to the gains we recognized from participating in a confidential private auction for .group in July 2014. The market for monetization of domain names is rapidly evolving and is being impacted by uncertainty around the implementation of ICANN’s New gTLD Program. In addition, Portfolio revenues were impacted by lower sales of big ticket domains as well as the impact the uncertainty around the implementation of ICANN’s new gTLD Program is having on our pay-per-click advertising traffic.

Network Access Services

Ting

Net revenues from Ting mobile phone services and equipment for Fiscal 2014, as compared to Fiscal 2013, increased by $19.4 million or 117% to $35.9 million. This increase primarily reflects the impact the larger subscriber base is having on service revenues. As of December 31, 2014, Ting had 94,000 subscribers and 147,000 mobile devices under its management compared to 48,000 subscribers and 74,000 devices under management as of December 31, 2013.

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

Ting

The costs of revenue for Ting's mobile phone service include hardware (the cost of devices sold to our customers) and network services (our customers' voice, messaging and data usage) provided by our Mobile Network Operator.

Network expenses

Network expenses include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2014	2013

Domain Services:
Wholesale
Domain Services	$72,353,061	$73,468,824
Value Added Services	2,211,085	2,115,167
Total Wholesale	74,564,146	75,583,991

Retail	4,539,439	3,521,023
Portfolio	886,637	1,234,214
Total Domain Services	79,990,222	80,339,228

Network Access Services:
Ting	21,870,780	12,621,093
Total Network Access Services	21,870,780	12,621,093

Network Expenses:
Network, other costs	4,554,635	4,835,939
Network, depreciation and amortization costs	699,670	711,763
	5,254,305	5,547,702

	$107,115,307	$98,508,023
Increase over prior period	$8,607,284
Increase - percentage	9%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2014	2013

Domain Services:
Wholesale
Domain Services	68%	74%
Value Added Services	2%	2%
Total Wholesale	70%	76%

Retail	4%	4%
Portfolio	1%	1%
Total Domain Services	75%	81%

Network Access Services:
Ting	20%	13%
Total Network Access Services	20%	13%

Network Expenses:
Network, other costs	4%	5%
Network, depreciation and amortization costs	1%	1%
	5%	6%

	100%	100%

Total cost of revenues for Fiscal 2014 increased by $8.6 million, or 9%, to $107.1 million from $98.5 million in Fiscal 2013. This increase was primarily the result of increased network access service expenses due to the impact Ting’s larger subscriber base is having on service costs. Prepaid domain registration and other Internet services fees as of December 31, 2014 increased by $0.4 million, or 1%, to $56.4 million from $56.0 million at December 31, 2013.

Domain Services

Wholesale

Costs for Wholesale for Fiscal 2014 decreased by $1.0 million to $74.6 million, when compared to Fiscal 2013. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a handful of large clients migrating their business to their own accreditations.

Retail

Costs for Retail for Fiscal 2014, increased by $1.0 million, to $4.5 million, when compared to Fiscal 2013. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio decreased by $0.3 million for Fiscal 2014, to $0.9 million when compared to Fiscal 2013, primarily the result of costs associated with our New gTLD applications incurred during Fiscal 2013.

Network Access Services

Ting

Costs for Ting for Fiscal 2014 increased by $9.3 million, to $21.9 million when compared to Fiscal 2013. This increase primarily reflects the impact our larger subscriber base is having on service costs.

Network Expenses

Network expenses decreased by $0.3 million for Fiscal 2014, to $5.3 million as compared to Fiscal 2013.

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

	Year ended December 31,
	2014	2013
Sales and marketing	$15,394,065	$12,141,036
Increase over prior period	$3,253,029
Increase - percentage	27%
Percentage of net revenues	10%	9%

Sales and marketing expenses for Fiscal 2014 increased by $3.3 million, or 27%, to $15.4 million as compared to Fiscal 2013. This increase primarily related to workforce and marketing expenses incurred in acquiring and servicing Ting subscribers.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2015 (“Fiscal 2015”) to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to support our Ting marketing and customer servicing needs.

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

	Year ended December 31,
	2014	2013
Technical operations and development	$4,305,715	$4,158,603
Increase over prior period	$147,112
Increase - percentage	4%
Percentage of net revenues	3%	3%

Technical operations and development expenses for Fiscal 2014 increased by $0.1 million, or 4%, to $4.3 million when compared to Fiscal 2013. This increase resulted primarily by our recognizing a 2010 Ontario Interactive Digital Media Tax Credit of $0.4 million, primarily related to eligible personnel costs, during the quarter ended June 30, 2013. This increase was partially offset by a decrease which resulted primarily from improved productivity in workforce related costs.

We expect technical operations and development expenses for Fiscal 2015, in absolute dollars, to increase slightly when compared to Fiscal 2014.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2014	2013
General and administrative	$8,505,920	$7,204,895
Increase over prior period	$1,301,025
Increase - percentage	18%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2014 increased by $1.3 million, or 18%, to $8.5 million as compared to Fiscal 2013. This increase was primarily the result of $1.0 million in increased credit card processing fees and bad debts, largely related to the growth of Ting and $0.6 million in increased professional fees as compared to Fiscal 2013. The professional fee increase included additional SOX compliance work that we have undertaken for the first time as well as pre-acquisition due diligence and other costs of $0.2 million that related to a potential acquisition that was abandoned once we determined that its completion was not probable. These increases were partly offset by our recognizing a realized foreign exchange gain of $1.0 million when compared to Fiscal 2013, partially offset by an unrealized loss of $0.6 million pertaining to the translation of our non U.S. dollar net assets to our functional currency of U.S. dollars.

We expect general and administrative expenses for Fiscal 2015, in absolute dollars, to increase when compared to Fiscal 2014 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2014	2013
Depreciation of property and equipment	$226,432	$215,447
Increase over prior period	$10,985
Increase - percentage	5%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2014 remained essentially flat at $0.2 million.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2014	2013
Amortization of intangible assets	$596,620	$876,120
Decrease over prior period	$(279,500)
Decrease - percentage	(32)%
Percentage of net revenues	0%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG in August 2011.

The brand and customer relationships acquired in connection with the acquisitions of Innerwise Inc. and EPAG are being amortized on a straight-line basis over seven years.

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Year ended December 31,
	2014	2013
Impairment of indefinite life intangible assets	$577,145	$-
Increase over prior period	$577,145

As part of our normal renewal process during Fiscal 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.6 million, have been written off and recorded as impairment of indefinite life intangible assets during Fiscal 2014. No impairment was recorded on indefinite-life intangible assets during Fiscal 2013.

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

	Year ended December 31,
	2014	2013
Loss (gain) on currency forward contracts	$1,310,848	$676,120
Increase over prior period	$634,728
Increase - percentage	94%
Percentage of net revenues	1%	1%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2015. The impact of the fair value adjustment on outstanding contracts for Fiscal 2014 was a net loss of $0.1 million, compared to $0.5 million for Fiscal 2013. The impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $1.3 million for Fiscal 2014 compared to $0.2 million for Fiscal 2013.

At December 31, 2014, our balance sheet reflects a derivative instrument liability of $1.1 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2014	2013
Other income (expense), net	$(206,730)	$(354,857)
Increase over prior period	$148,127
Increase - percentage	(42)%
Percentage of net revenues	(0)%	(0)%

Other expenses for Fiscal 2014 which primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal, decreased by $0.2 million, to $0.2 million, as compared with Fiscal 2013.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2014	2013
Provision for income taxes	$3,054,229	$1,619,339
Increase in provision over prior period	$1,434,890
Increase - percentage	89%
Percentage of net revenues	2%	1%

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

Fiscal 2014 includes tax on profits of $3.4 million, offset by a recovery of $0.3 million related to investment tax credits.

Fiscal 2013 includes tax on profits of $1.8 million, offset by a recovery of $0.2 million related to investment tax credits.

We had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2014 and as of December 31, 2013, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 9 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2014 was a net loss in other comprehensive income of $0.4 million compared to $0.3 million for Fiscal 2013.

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2014	2013
Comprehensive income	$(377,460)	$(289,085)
Increase in provision over prior period	$(88,375)
Decrease - percentage	31%
Percentage of net revenues	(0)%	(0)%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2013	2012

Domain Services:
Wholesale
Domain Services	$87,294,173	$87,434,450
Value Added Services	10,271,219	10,586,460
Total Wholesale	97,565,392	98,020,910

Retail	8,360,035	6,775,160
Portfolio	7,479,240	5,965,147
Total Domain Services	113,404,667	110,761,217

Network Access Services:
Ting	16,530,237	3,965,684
Total Network Access Services	16,530,237	3,965,684

	$129,934,904	$114,726,901
Increase over prior period	$15,208,003
Increase - percentage	13%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2013	2012

Domain Services:
Wholesale
Domain Services	67%	76%
Value Added Services	8%	9%
Total Wholesale	75%	85%

Retail	6%	6%
Portfolio	6%	5%
Total Domain Services	87%	96%

Network Access Services:
Ting	13%	4%
Total Network Access Services	13%	4%

	100%	100%

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

Domain Services

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

Retail

Net revenues from Retail for Fiscal 2013, as compared to Fiscal 2012, increased by $1.6 million to $8.4 million. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

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

Network Access Services

Ting

Net revenues from Ting mobile phone services and equipment for Fiscal 2013, as compared to Fiscal 2012, increased by $12.6 million to $16.5 million and primarily reflects the impact of Ting’s growing subscriber base.

As of December 31, 2013, Ting had 48,000 subscribers and 74,000 mobile devices under its management compared to 10,000 subscribers and 15,000 devices under management as of December 31, 2012.

COST OF REVENUES

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2013	2012

Domain Services:
Wholesale
Domain Services	$73,468,824	$73,168,196
Value Added Services	2,115,167	2,032,328
Total Wholesale	75,583,991	75,200,524

Retail	3,521,023	2,675,843
Portfolio	1,234,214	832,008
Total Domain Services	80,339,228	78,708,375

Network Access Services:
Ting	12,621,093	4,129,020
Total Network Access Services	12,621,093	4,129,020

Network Expenses:
Network, other costs	4,835,939	4,925,058
Network, depreciation and amortization costs	711,763	755,280
	5,547,702	5,680,338

	$98,508,023	$88,517,733
Increase over prior period	$9,990,290
Increase - percentage	11%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2013	2012

Domain Services:
Wholesale
Domain Services	74%	82%
Value Added Services	2%	2%
Total Wholesale	76%	84%

Retail	4%	3%
Portfolio	1%	1%
Total Domain Services	81%	88%

Network Access Services:
Ting	13%	5%
Total Network Access Services	13%	5%

Network Expenses:
Network, other costs	5%	6%
Network, depreciation and amortization costs	1%	1%
	6%	7%

	100%	100%

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

Domain Services

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

Retail

Costs for Retail for Fiscal 2013, increased by $0.8 million, to $3.5 million, when compared to Fiscal 2012. This increase resulted primarily from the increased cost resulting from the additional volume in Hover services.

Portfolio

Costs for Portfolio increased by $0.4 million for Fiscal 2013, to $1.2 million when compared to Fiscal 2012, primarily the result of costs associated with our New gTLD applications.

Network Access Services

Ting

Costs for Ting for Fiscal 2013 increased by $8.5 million, to $12.6 million when compared to Fiscal 2012. This increase primarily reflects the impact our larger subscriber base is having on service costs.

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

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 9 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Liquidity and capital resources

As of December 31, 2014, our cash and cash equivalents balance decreased by $4.1 million to $8.3 million when compared to December 31, 2013. Our principal sources of liquidity during Fiscal 2014 was net cash provided by operating activities of $8.9 million and the proceeds of $3.4 million we received on the exercise of stock options.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank that were amended on November 19, 2012, and which provide us with access to a demand loan revolving facility (“the 2012 DLR Loan”) and a demand loan revolving reducing facility (“the 2012 DLRR Loan”) that provide for a $14 million, five year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At December 31, 2014, the 2012 DLR Loan and the DLRR Loan were fully repaid.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2014, the Company held contracts in the amount of $26.2 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of December 31, 2014, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Year ended December 31, 2014

Net cash inflows from operating activities were $8.9 million, an increase of 2% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2014 was $8.0 million, an increase of 42% when compared to the prior year. Net income included non-cash charges and recoveries of $1.7 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital generated $0.9 million. Positive contributions of $2.9 million from movements in accounts payable, deferred revenue, prepaid expenses and deposits and accrued liabilities were partially offset by our utilizing $2.0 million to fund a reduction in deferred registration costs, income taxes, customer deposits and inventory and an increase in accounts receivable.

Year ended December 31, 2013

Net cash inflows from operating activities were $8.7 million, an increase of 37% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2013 was $5.7 million, which included non-cash charges and recoveries of $1.5 million such as depreciation, amortization, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital generated $3.0 million. Positive contributions of $5.4 million from movements in deferred registration costs, income taxes, accrued liabilities, inventory, accounts payable and prepaid expenses and deposits, were partially offset by our utilizing $2.4 million to fund a reduction in deferred revenue and customer deposits and an increase in accounts receivable.

Year ended December 31, 2012

Net cash inflows from operating activities were $6.3 million, an increase of 8% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2012 was $6.0 million, which included non-cash charges and recoveries of $1.6 million such as a provision for deferred tax, gain on currency forward contracts, depreciation, amortization and stock-based compensation. The remainder of our source of net cash flow from operating activities was from changes in our working capital, with positive contributions of $4.3 million from movements in deferred revenue, accounts payable, accrued expenses, income taxes recoverable and customer deposits being partially offset by our utilizing $4.0 million to fund deferred registration costs, deposits with registries, accounts receivable and prepaid expenses.

Cash Flow from Financing Activities

Year ended December 31, 2014

Net cash used in financing activities during Fiscal 2014 totaled $4.1 million as compared to $1.4 million during Fiscal 2013. Net cash of $6.3 million was used to fully repay our Amended Credit Facility and $1.2 million was used to repurchase 0.1 million shares under our Normal Course Issuer Bid announced in March 2014. These uses of funds in financing activities were partially offset by the proceeds from the exercise of stock options of $3.4 million.

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

Cash Flow from Investing Activities

Year ended December 31, 2014

Investing activities during Fiscal 2014 used net cash of $8.2 million to fund our contribution for the auction and registry seed capital costs for the .online gTLD joint venture, as well as the escrow accounts that were established to fund our proposed acquisition of a controlling interest in an independent Internet service provider in Charlottesville, Virginia doing business primarily as Blue Ridge InternetWorks. In addition, we used net cash of $0.7 million to acquire additional property and equipment.

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

Subsequent events

(a)     On January 8, 2015, we announced the successful conclusion of a modified “Dutch auction tender offer” that was previously announced on December 8, 2014. Under the terms of the offer, we repurchased an aggregate of 193,907 shares of our common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $60,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 7, 2015, we had 11,135,825 shares issued and outstanding.

(b)     In January 2015, we borrowed $3.5 million under our Amended Credit Facility in order to fund the acquisition of a controlling ownership in Ting Virginia, LLC. This borrowing is subject to the terms and conditions described in note 8 to the Consolidated Financial Statements. See item (d) below.

(c)     On February 11, 2015, we announced that our Board of Directors had approved a stock buyback program to repurchase up to $20 million of our common stock in the open market and privately negotiated transactions. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and will terminate on or before February 15, 2016. As of March 6, 2015, we have spent a total of $2.0 million to repurchase 108,605 shares under this stock buyback program, and therefore, the remaining repurchase authorization is $18.0 million. All shares purchased by us under the stock buyback program will be retired and returned to treasury.

(d)     On February 24, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the BRI Group) for a consideration of approximately $3.6 million. Ting Virginia, LLC is an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge InternetWorks. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. We will satisfy the purchase price through an advance under our 2012 DLR Loan facility.

(e)     In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. These marketing arrangements have resulted in a positive financial contribution for us, which will be recognized once all the terms of the contract have been satisfied, commencing in the three months ending March 31, 2015.

Off Balance Sheet Arrangements and Contractual Obligations

We do not have any transactions with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2014. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2014:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations (1)	Total Obligations
2015	$659,000	$3,951,000	$4,610,000
2016	608,000	8,051,000	8,659,000
2017	642,000	12,688,000	13,330,000
2018	642,000	—	642,000
2019	642,000	—	642,000
Thereafter	1,731,000	—	1,731,000
	$4,924,000	$24,690,000	$29,614,000

(1)	Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2015 and subsequent years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2014. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At December 31, 2014, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January – March, 2015	6,720,000	1.0811	(471,428)
April – June, 2015	6,500,000	1.1042	(339,014)
July - September, 2015	6,500,000	1.1282	(217,769)
October - December, 2015	6,500,000	1.1536	(87,594)
Total	$26,220,000	1.1165	$(1,115,805)

As of December 31, 2014 the Company has $26.2 million of outstanding foreign exchange forward contracts which will convert to CDN $29.3 million. Of these contracts, $22.3 million met the requirements for hedge accounting. As of December 31, 2013 the Company had $26.5 million of outstanding foreign exchange forward contracts which will convert to CDN $27.8 million. Of these contracts, $20.6 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2014. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2014 of approximately $2.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting that is described below in Management’s Annual Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2014.

Notwithstanding the identified material weaknesses described below, based on the additional analysis and other post-closing procedures described below performed by the Company, our management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 1992 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of the effectiveness of internal control over financial reporting, primarily due to the limited number of personnel in our accounting group to ensure segregation of duties, our management identified the following material weaknesses that existed as of December 31, 2014:

●

Manual journal entries. The design and operating effectiveness of our controls were inadequate to ensure that manual journal entries were independently reviewed and approved for validity, accuracy and completeness.

●

Account analysis and support. The design and operating effectiveness of our controls were inadequate to ensure detailed reviews and verification of inputs and calculations related to the analysis of accounts or transactions and schedules supporting financial statement amounts and notes.

These deficiencies are pervasive in nature and create a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. KPMG LLP has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014 and issued an adverse opinion. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with GAAP and accurately reflect its financial position and results of its operations as of and for the year ended December 31, 2014. As a result, notwithstanding the material weaknesses as described above, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

In addition, subsequent to our December 31, 2014 fiscal year end, we began taking steps to redesign processes and controls to ensure a more precise independent review is performed for manual journal entries and reconciliations, where appropriate, relating to critical calculations and estimates. In addition, we are assessing tools and potential enhancements to document, support and review manual journal entries and account reconciliation processes. We are also evaluating our financial team organizational structure, and what changes to roles and responsibilities we can make to enhance controls and compliance. We expect to continue our remediation efforts, including testing of operating effectiveness of new or improved controls for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls to enhance or further develop the remediation plan we have already adopted.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

In evaluating our internal controls for 2014 we continued to rely on the Internal control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations for the Treadway Commission. We plan to adopt the Internal Control – Integrated Framework (2013) issues by the Committee of Sponsoring Organizations of the Treadway Commission in 2015.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Allen Karp	Co-Chairman of the Board since September 2012 and Director since October 2005

Mr. Karp, 74, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sat on the audit committee, and was Chairman of the Board of Directors of IBI Group Inc., and was Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and has served as Chairman of its Corporate Governance Committee since 2007. Additionally, Mr. Karp was previously a director of several other public corporations.

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

Mr. Ralls, 52, is a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical, Knowledge Factor, and Mocapay, Inc.

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

Mr. Gissin, 56, has served since 2010 as a managing partner in Helios Energy Investment, a Renewable Energy investment fund, and since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Ito, 48, is the director of the MIT Media Lab. He is a co-founder of Digital Garage (Tokyo Stock Exchange 4819), where he has served on the board since September 2006. Mr. Ito has been a member of the Board of Directors of the New York Times Corporation since June 2012 and of Sony Corporation since June 2013.

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

Mr. Ito is also on the board of directors of a number of non-profit organizations, including The Knight Foundation, the MacArthur Foundation and The Mozilla Foundation. He has created numerous Internet companies, including PSINet Japan, Digital Garage and Infoseek Japan and was an early stage investor in Twitter, Six Apart, Flickr, Dopplr, Last.fm, Kickstarter, Formlabs and littleBits. He has served and continues to serve on various Japanese central as well as local government committees and boards, advising the government on IT, privacy and computer security related issues.

Mr. Ito has extensive experience as a director of a number of publicly traded companies and has a wide range of experience with internet companies generally. This experience, along with Mr. Ito’s domain specific knowledge, enables him to bring key experience to the Company and qualifies him to be a director of Tucows.

Elliot Noss	Director since August 2001

Mr. Noss, 52, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 52, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

Mr. Schwartz has a significant amount of public-company financial expertise, particularly in his executive experience as the chief financial officer of Dorel Industries, Inc. This executive experience, along with Mr. Schwartz’s service as one of our Audit Committee members (and as Chairman of our Audit Committee since 2005), qualifies him to be a director of Tucows.

Robin Chase	Director since October 2014

Ms Chase, 56, is a transportation entrepreneur. She is founder and former CEO of Zipcar, the largest car sharing company in the world; Buzzcar, a service that brings together car owners and drivers in a car sharing marketplace in France; and GoLoco, an online ridesharing community. She is also Executive Chairman of Veniam, a vehicle communications company building the networking fabric for the Internet of Moving Things.

Ms Chase is on the Boards of the Massachusetts Department of Transportation, the World Resources Institute, and Tucows. She also served on the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

Ms Chase lectures widely, has been frequently featured in the major media, and has received many awards in the areas of innovation, design, and environment, including Time 100 Most Influential People, Fast Company Fast 50 Innovators, and BusinessWeek Top 10 Designers. Robin graduated from Wellesley College and MIT's Sloan School of Management, was a Harvard University Loeb Fellow, and received an honorary Doctorate of Design from the Illinois Institute of Technology.

Her experience operating companies at the CEO level along with her numerous experiences on these boards and councils qualify her to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Governance Principals

The governance principals of our Board of Directors include the charters of our audit committee, our Corporate Governance and Compensation Committee, our Code of Conduct, and our Code of Ethics. Each of these documents and various other documents embodying our governance principals are published on our website at tucows.com. Amendments and waivers of our Code of Ethics will either be posted on our website or filed with the SEC on a Current Report on Form 8-K.

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

Meetings

Our Board of Directors met five times during Fiscal 2014. Our Board of Directors also took action by unanimous written consent on three occasions during Fiscal 2014. With the exception of Mr. Ito, each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during Fiscal 2014.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Karp is responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Allen Karp attended our 2014 annual meeting of shareholders in person while the remainder of the Board of Directors was available by teleconference.

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

The audit committee currently consists of Mr. Schwartz (Chair), Mr. Karp and Mr. Gissin, all of whom are independent directors as prescribed by the listing standards of the NASDAQ Capital Market.

The audit committee held five meetings during Fiscal 2014. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2014. The audit committee’s purposes are:

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

•	To review the report required by the rules of the SEC to be included in our annual Form 10-K.

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

The committee held four meetings during Fiscal 2014. The corporate governance, nomination and compensation committee took action by unanimous written consent twice during the 2014 fiscal year. The corporate governance, nomination and compensation committee’s purposes are:

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

The corporate governance, nominating and compensation committee may delegate authority to one or more members of the committee or one or more members of management when appropriate, but no such delegation is allowed if the authority is required by law, regulation or listing standard to be exercised by the corporate governance, nominating and compensation committee as a whole. Each of the members of our corporate governance, nominating and compensation committee are independent directors as defined in the listing standards of the NASDAQ Capital Market. The Board of Directors has adopted a written charter for the corporate governance, nominating and compensation committee, which the corporate governance, nominating and compensation committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucows.com.

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

Ethics policy for senior officers

Our Board of Directors has adopted an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the ethics policy for senior officers can be obtained without charge from our Internet web site at tucows.com.

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

The table below shows all compensation paid to each of our non-employee directors during 2014. Each of the directors listed below served for the entire year other than Lloyd Morrisett who retired from the Board in the third quarter of 2014 and Robin Chase who was appointed in the fourth quarter of 2014.

Name	Fees earned or paid in cash ($)	Option awards ($)(1) (2)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	67,100	21,281	88,381
Rawleigh Ralls	52,300	21,281	73,581
Erez Gissin	29,000	42,562	71,562
Joichi Ito	19,000	21,281	40,281
Lloyd Morrisett	31,900	—	31,900
Robin Chase	7,750	22,566	30,316
Jeffrey Schwartz	52,100	21,281	73,381
	259,150	150,252	409,402

(1)

On September 9, 2014 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $15.51. All these options remained outstanding at December 31, 2014 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(2)

On October 27, 2014 under the 2006 Plan, Robin Chase our newly appointed non-employee director was awarded automatic formula option grants. Under the 2006 Plan, these options vested immediately and carry an exercise price of $14.67. All these options remained outstanding at December 31, 2014 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such Forms have been filed in a timely manner and that all of our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them during 2014.

Stock ownership of management

We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the SEC on specified due dates. With respect to Fiscal 2014, reports of transactions by all directors, officers and such beneficial holders were filed timely with the exception of Ms. Goertz, who failed to timely file her Form 4 with respect to the acquisition of 5,000 shares of common stock in the open market. In making this statement, the Company has relied on the written representations of its directors, officers and holders of more than ten percent of our outstanding common stock as reported in their filings with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Summary compensation table

The following Summary Compensation table provides a summary of the compensation earned by the chief executive officer, Elliot Noss, and our two other most highly compensated executive officers for services rendered in all capacities during 2014. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2014 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.1051 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2014.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2014	343,589	182,754	—	—	9,501	535,844
President and Chief Executive Officer	2013	357,157	194,302	—	103,400	10,176	665,035
Michael Cooperman	2014	269,206	128,121	—	—	11,130	408,457
Chief Financial Officer	2013	279,824	135,284	—	51,700	11,920	478,728
David Woroch	2014	224,143	134,834	—	—	7,872	366,849
Vice President, Sales	2013	233,017	140,372	—	51,700	8,431	433,520

(1)	Represents bonus earned during the fiscal years ended December 31, 2014, 2013 and 2012.

Of the 2014 amount, the following amounts will be paid in February 2015:

Elliot Noss	$89,169
Michael Cooperman	$66,466
David Woroch	$71,715

Of the 2013 amount, the following amounts were paid in February 2014:

Elliot Noss	$100,094
Michael Cooperman	$73,450
David Woroch	$75,746

(2)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see N11 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(3)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 11 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(4)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2014	1,357	8,144	—	9,501
	2013	1,454	8,722	—	10,176
Michael Cooperman	2014	1,357	7,601	2,172	11,130
	2013	1,454	8,140	2,326	11,920
David Woroch	2014	1,357	6,515	—	7,872
	2013	1,454	6,977	—	8,431

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	11,000	—	2.40	5/22/15
	32,000	—	2.80	5/16/17
	6,562	2,188	2.92	8/14/18
	3,750	3,750	5.52	5/17/19
	6,250	6,250	5.76	12/31/19
	3,125	9,375	10.16	11/10/20
	62,687	21,563

Michael Cooperman	18,750	—	2.40	5/22/15
	32,000	—	2.80	5/16/17
	6,562	2,188	2.92	8/14/18
	3,750	3,750	5.52	5/17/19
	3,125	3,125	5.76	12/31/19
	1,562	4,688	10.16	11/10/20
	65,749	13,751

David Woroch	16,250	—	2.40	5/22/15
	32,000	—	2.80	5/16/17
	6,562	2,188	2.92	8/14/18
	3,750	3,750	5.52	5/17/19
	3,125	3,125	5.76	12/31/19
	1,562	4,688	10.16	11/10/20
	63,249	13,751

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

Elliot Noss (1)	2014	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$687,178	$689,178
Bonus Plan (3)		332,741	332,741
Acceleration of Unvested Equity Awards (4)		260,200	260,200

Benefits (5)
Car Allowance		16,288	16,288
Healthcare Flexible Spending Account		2,714	2,714
Healthclub		—	—
		$1,299,121	$1,301,121

Michael Cooperman (1)	2014	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$471,111	$473,111
Bonus Plan (3)		191,814	191,814
Acceleration of Unvested Equity Awards (4)		123,956	174,188

Benefits (5)
Car Allowance		13,302	23,278
Healthcare Flexible Spending Account		2,375	4,156
Healthclub		3,801	6,652
		$806,359	$873,199

David Woroch (1)	2014	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$373,571	$373,571
Bonus Plan (3)		190,836	190,836
Acceleration of Unvested Equity Awards (4)		138,401	138,401

Benefits (5)
Car Allowance		10,858	18,097
Healthcare Flexible Spending Account		2,262	3,769
Healthclub		—	—
		$715,928	$724,674

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2014

(2)

Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 24 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2014 had been achieved and that no overachievement bonus or special bonuses would be payable.

(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman or Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 30, 2014, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2014 was $19.41.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 5, 2015, by each of our chief executive officer, our two other most highly compensated executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 5, 2015	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	702,146	(2)	62,687	764,833	6.9%
Michael Cooperman	260,082	(3)	65,749	325,831	2.9%
David Woroch	110,001	(4)	63,249	173,250	1.6%
Allen Karp	33,750	(5)	35,625	69,375	*
Rawleigh Ralls	488,750	(6)	25,000	513,750	4.6%
Robin Chase	—		4,375	4,375	*
Erez Gissin	18,750		31,250	50,000	*
Joichi Ito	6,250		7,500	13,750	*
Jeffrey Schwartz	25,000		35,625	60,625	*
All directors and executive officers as a group (11 persons)	1,666,029		467,558	2,133,587	18.5%

*	Less than 1%.

(1)	Based on 11,090,790 shares outstanding as of March 5, 2015, adjusted for shares of common stock beneficially owned but not yet issued.

(2)

Includes an aggregate of 124,036 shares of common stock that are held in Mr Noss’s RRSP accounts. Includes 564,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)	Includes 37,188 shares of common stock that are held in Mr. Cooperman’s RRSP account.

(4)	Includes 53,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)	Includes 5,000 shares of common stock that are held directly by Mr. Karp’s wife.

(6)	Of these shares, 56,250 shares are held in Mr. Ralls’ IRA account, 6,250 shares are held in Mrs. Ralls’ IRA account and 40,000 are held by Mrs. Ralls directly.

Principal shareholders.

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 17, 2014.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Osmium Partners, LLC	960,269	8.7%
300 Drakes Landing Road, Suite 172
Greenbrae, CA 94904
Renaissance Technologies LLC	615,135	5.5%
800 Third Avenue
New York, NY 10022
Elliot Noss	764,833	6.9%
96 Mowat Avenue
Toronto, ON M6K 3M1

(1)	Based on 11,090,790 shares outstanding as of March 5, 2014.

(2)

As disclosed on Form 13G/A, filed with the SEC on February 17, 2015 by Mr. John H. Lewis. These shares are held by Osmium Partners, LLC, a Delaware limited liability company (“Osmium Partners”), which serves as the general partner of Osmium Capital, LP, a Delaware limited partnership (the “Fund”) and Osmium Capital II, LP, a Delaware limited partnership (“Fund II”), Osmium Spartan, LP, a Delaware limited partnership (“Fund III”), and Osmium Diamond, LP, a Delaware limited partnership (“Fund IV”) (all of the foregoing, collectively, the “Filers”). The Fund, Fund II, Fund III and Fund IV are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Fund, Fund II, Fund III and Fund IV directly own the common shares reported in this Statement. Mr. Lewis and Osmium Partners may be deemed to share with the Fund, Fund II, Fund III and Fund IV (and not with any third party) voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than the shares owned directly by such Filer.

(3)

As disclosed on Form 13G, filed with the SEC on February 12, 2015 by Renaissance Technologies LLC. These shares are held by Renaissance Technologies, LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC"). The Schedule 13G reports that as of October 21, 2014, RTC (an investment adviser) and RTHC by virtue of its majority ownership of RTC, have sole voting power over 570,751 shares, sole dispositive power over 610,684 shares and shared dispositive power over 4,451 shares.

(4)

As disclosed on Form 4, filed with the SEC on January 15, 2015 by Mr. Noss. Includes an aggregate of 124,036 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes 564,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

Equity Compensation Plan Information at Fiscal Year Ended December 31, 2014

Our 2006 Amended and Restated Equity Compensation Plan has 1.725 million shares set aside for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	965,312	$3.76	183,279
1996 Equity Compensation Plan	10,750	$5.43	—
Equity compensation plans not approved by security holders	—	—	—
Total	976,062	$5.41	183,279

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2014 and 2013 are set forth below:

	2014 Fees	2013 Fees
Audit Fees(1)	$453,135	$251,500
Audit-Related Fees	—	—
Tax Fees(2)	153,518	185,975
All Other Fees	—	—
Total Fees	$606,653	$437,475

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our Quarterly Reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting services.

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

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

**XBRL

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Filed herewith.

†	Furnished herewith.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

In evaluating our internal controls for 2014 we continued to rely on the Internal control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations for the Treadway Commission. We plan to adopt the Internal Control – Integrated Framework (2013) issues by the Committee of Sponsoring Organizations of the Treadway Commission in 2015.

KPMG LLP, our independent registered public accounting firm, has issued a report under Public Company Accounting Oversight Board Auditing Standard No. 5 on the effectiveness of our internal control over financial reporting, following below in this Annual Report in Form 10-K.

/s/ Elliot Noss	/s/ Michael Cooperman
Elliot Noss	Michael Cooperman
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 11, 2015	March 11, 2015

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tucows Inc.

We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tucows Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants Toronto, Canada

March 11, 2015

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tucows Inc.

We have audited Tucows Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tucows Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to manual journal entries and account analysis and support have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Tucows Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 11, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Tucows Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants Toronto, Canada

March 11, 2015

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$8,271,377	$12,418,888
Accounts receivable, net of allowance for doubtful accounts of $125,766 as of December 31, 2014 and $91,226 as of December 31, 2013	6,789,685	5,305,403
Inventory	393,774	309,686
Prepaid expenses and deposits	3,697,292	4,309,039
Prepaid domain name registry and ancillary services fees, current portion	44,614,858	44,209,591
Other assets (note 3)	8,199,000	-
Deferred tax asset, current portion (note 9)	2,498,196	1,081,526
Income taxes recoverable	997	475,889
Total current assets	74,465,179	68,110,022

Prepaid domain name registry and ancillary services fees, long-term portion	11,764,765	11,838,579
Property and equipment (note 4)	1,609,787	1,757,836
Deferred tax asset, long-term portion (note 9)	4,880,423	5,370,037
Intangible assets (note 5)	14,202,585	15,403,228
Goodwill (note 5)	18,873,127	18,873,127
Total assets	$125,795,866	$121,352,829

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,579,920	$2,361,481
Accrued liabilities	3,941,549	3,913,034
Customer deposits	4,461,727	4,500,946
Derivative instrument liability, current portion (note 7)	1,115,805	491,098
Loan payable (note 8)	-	6,300,000
Deferred revenue, current portion	55,495,566	54,379,719
Accreditation fees payable, current portion	466,201	473,811
Income taxes payable (note 9)	473,480	1,024,004
Total current liabilities	69,534,248	73,444,093

Deferred revenue, long-term portion	15,610,753	15,638,517
Accreditation fees payable, long-term portion	128,243	135,522
Deferred rent, long-term portion	92,878	75,979
Deferred tax liability, long-term portion (note 9)	4,787,351	5,141,500

Stockholders' equity (note 10)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;11,329,732 shares issued and outstanding as of December 31, 2014 and 10,907,063 shares issued and outstanding as of December 31, 2013	14,130,059	11,859,267
Additional paid-in capital	29,090,058	28,632,311
Deficit	(6,955,283)	(13,329,379)
Accumulated other comprehensive income (loss)	(622,441)	(244,981)
Total stockholders' equity	35,642,393	26,917,218
Total liabilities and stockholders' equity	$125,795,866	$121,352,829

Commitments and contingencies (note 15)

Subsequent events (note 16)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2014	2013	2012

Net revenues (note 17)	$147,667,107	$129,934,904	$114,726,901

Cost of revenues (note 17):
Cost of revenues	101,861,002	92,960,321	82,837,395
Network expenses	4,554,635	4,835,939	4,925,058
Depreciation of property and equipment	699,670	627,973	611,640
Amortization of intangible assets	-	83,790	143,640
Total cost of revenues	107,115,307	98,508,023	88,517,733

Gross profit	40,551,800	31,426,881	26,209,168

Expenses:
Sales and marketing	15,394,065	12,141,036	8,701,446
Technical operations and development	4,305,715	4,158,603	4,302,820
General and administrative (note 12)	8,505,920	7,204,895	6,610,819
Depreciation of property and equipment	226,432	215,447	190,420
Loss on disposition of property and equipment	-	-	118,944
Amortization of intangible assets	596,620	876,120	876,120
Impairment of indefinite life intangible assets	577,145	-	-
Loss (gain) on currency forward contracts	1,310,848	676,120	(682,851)
Total expenses	30,916,745	25,272,221	20,117,718

Income from operations	9,635,055	6,154,660	6,091,450

Other income (expense):
Interest expense, net	(206,730)	(354,857)	(192,863)
Other income, net (note 13)	-	-	529,711
Total other income (expense)	(206,730)	(354,857)	336,848

Income before provision for income taxes	9,428,325	5,799,803	6,428,298

Provision for (recovery of) income taxes (note 9)	3,054,229	1,619,339	2,004,156

Net income	6,374,096	4,180,464	4,424,142

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 7)	(1,004,115)	(470,779)	44,104
Net amount reclassified to earnings (note 7)	626,655	181,694	-

Other comprehensive income (loss), net of tax of $196,623 (2013 : $150,587)	(377,460)	(289,085)	44,104

Comprehensive income for the year	$5,996,636	$3,891,379	$4,468,246

Basic earnings per common share (note 14)	$0.57	$0.40	$0.39

Shares used in computing basic earnings per common share (note 14)	11,220,874	10,468,250	11,458,216

Diluted earnings per common share (note 14)	$0.54	$0.37	$0.36

Shares used in computing diluted earnings per common share (note 14)	11,730,398	11,281,409	12,283,736

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

					Accumulated
			Additional		Other	Total
	Common stock		paid in		Comprehensive	stockholders'
	Number	Amount	capital	Deficit	Income (loss)	equity

Balances, December 31, 2011	13,375,196	$11,358,959	$40,994,013	$(21,933,985)	$-	$30,418,987

Exercise of stock options	191,585	713,746	(295,638)	-	-	418,108
Repurchase and retirement of shares (note 10)	(2,485,360)	(1,988,288)	(7,127,545)	-	-	(9,115,833)
Cancellation of restricted stock	(81)	-	-	-	-	-
Stock-based compensation (note 11)	-	-	360,699	-	-	360,699
Net income	-	-	-	4,424,142	-	4,424,142
Other comprehensive income	-	-	-	-	44,104	44,104
Balances, December 31, 2012	11,081,340	10,084,417	33,931,529	(17,509,843)	44,104	26,550,207

Exercise of stock options	890,034	2,626,352	(1,134,178)	-	-	1,492,174
Repurchase and retirement of shares (note 10)	(1,064,299)	(851,502)	(5,686,114)	-	-	(6,537,616)
Cancellation of restricted stock	(12)	-	-	-	-	-
Income tax effect related to stock options exercised	-	-	1,090,171	-	-	1,090,171
Stock-based compensation (note 11)	-	-	430,903	-	-	430,903
Net income	-	-	-	4,180,464	-	4,180,464
Other comprehensive income	-	-	-	-	(289,085)	(289,085)

Balances, December 31, 2013	10,907,063	11,859,267	28,632,311	(13,329,379)	(244,981)	26,917,218

Exercise of stock options	502,061	2,365,825	(886,900)	-	-	1,478,925
Repurchase and retirement of shares (note 10)	(79,392)	(95,033)	(1,086,825)	-	-	(1,181,858)
Income tax effect related to stock options exercised	-	-	1,888,734	-	-	1,888,734
Stock-based compensation (note 11)	-	-	542,738	-	-	542,738
Net income	-	-	-	6,374,096	-	6,374,096
Other comprehensive loss	-	-	-	-	(377,460)	(377,460)
Balances, December 31, 2014	11,329,732	$14,130,059	$29,090,058	$(6,955,283)	$(622,441)	$35,642,393

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2014	2013	2012
Cash provided by:
Operating activities:
Net income for the year	$6,374,096	$4,180,464	$4,424,142
Items not involving cash:
Depreciation of property and equipment	926,102	843,420	802,060
Loss on disposition of property and equipment	-	-	118,944
Amortization of deferred financing charges	-	-	2,300
Amortization of intangible assets	596,620	959,910	1,019,760
Impairment of indefinite life intangible asset	577,145	-	-
Deferred income taxes (recovery)	(1,084,470)	(247,371)	832,736
Excess tax benefits from share-based compensation expense	-	(1,090,171)	-
Amortization of deferred rent	16,899	21,829	27,663
Acquisition of domain names	-	-	(3,664)
Disposal of domain names	26,878	52,513	50,843
Gain on disposition of intangible assets	-	-	(508,800)
(Gain) loss on change in the fair value of forward contracts	50,624	496,207	(1,100,161)
Stock-based compensation	542,738	430,903	360,699
Change in non-cash operating working capital:
Accounts receivable	(1,484,282)	(892,138)	(533,081)
Inventory	(84,088)	277,418	(381,507)
Prepaid expenses and deposits	611,747	772,369	(1,325,100)
Prepaid domain name registry and ancillary services fees	(331,453)	1,440,720	(1,679,703)
Income taxes recoverable	(75,744)	1,023,638	233,312
Accounts payable	1,152,042	529,537	931,467
Accrued liabilities	28,515	1,390,805	547,590
Customer deposits	(39,219)	(454,725)	752,772
Deferred revenue	1,088,083	(982,115)	1,824,650
Accreditation fees payable	(14,889)	(49,106)	(53,491)
Net cash provided by operating activities	8,877,344	8,704,107	6,343,431

Financing activities:
Proceeds received on exercise of stock options	1,478,924	1,492,174	418,108
Excess tax benefits from share-based compensation expense	1,888,734	1,090,171	-
Repurchase of common stock	(1,181,857)	(6,537,616)	(9,115,833)
Proceeds received on loan payable	-	5,200,000	4,000,000

Repayment of loan payable	(6,300,000)	(2,600,000)	(1,150,000)
Net cash used in financing activities	(4,114,199)	(1,355,271)	(5,847,725)

Investing activities:
Additions to property and equipment	(711,656)	(1,345,627)	(997,036)
Acquisition of other assets	(8,199,000)	-	-
Proceeds on disposal of intangible assets	-	-	508,800
Net cash used in investing activities	(8,910,656)	(1,345,627)	(488,236)

Increase in cash and cash equivalents	(4,147,511)	6,003,209	7,470

Cash and cash equivalents, beginning of year	12,418,888	6,415,679	6,408,209
Cash and cash equivalents, end of year	$8,271,377	$12,418,888	$6,415,679

Supplemental cash flow information:
Interest paid	$207,777	$372,853	$195,509
Income taxes paid, net	$2,172,047	$793,000	$1,025,000
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$66,397	$-	$96,515

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar Amounts in U.S. dollars)

1. Organization of the Company:

Tucows Inc. (the “Company”) is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates, email and mobile telephony services. The Company’s Internet Services are distributed through its global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users. In addition, the Company derives Network Access Services devices revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website using a Mobile Virtual Network Operator model.

2. Significant accounting policies:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise noted. Certain of the prior year comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year. In December 2013, our Board of Directors authorized a one-for-four share consolidation of our common stock, in the form of a reverse stock split, as further described in note 10. All share information related to shares outstanding and earnings per share have been retroactively adjusted to reflect this share consolidation.

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

(b) Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to amounts recognized for or carrying values of revenues, bad debts, goodwill and intangible assets which require estimates of future cash flows and discount rates, income taxes, contingencies and litigation, and estimates of credit spreads for determination of the fair value of derivative instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

(c) Cash and cash equivalents

All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value.

(d) Inventory

Inventory primarily consists of mobile devices and other accessories, and is stated at the lower of cost or net realizable value. Cost is determined based on actual cost of the mobile device or accessory shipped.

The net realizable value of inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, the Company would be required to write down the value of inventory.

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

(f) Goodwill and Other Intangible assets

Goodwill

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. The Company does not amortize goodwill. Impairment testing for goodwill is performed annually in the fourth quarter of each year or more frequently if impairment indicators are present. Impairment testing is performed at the operating segment level. The Company has determined that it has two operating segments, Domain Services and Network Access Services.

The Company performs a qualitative assessment to determine whether there are events or circumstances which would lead to a determination that it is more likely than not that goodwill has been impaired. If, after this qualitative assessment, the Company determines that it is not more likely than not that goodwill has been impaired, then no further quantitative testing is necessary. In performance of the qualitative test, an evaluation is made of the impact of various factors to the expected future cash flows attributable to its operating segments and to the assumed discount rate which would be used to present value those cash flows. Consideration is given to factors such as, macro-economic and industry and market conditions including the capital markets and the competitive environment amongst others. In the event that the qualitative tests indicate that there may be impairment, quantitative impairment testing is required.

In performance of the quantitative test, the Company uses a discounted cash flow or income approach in which future expected cash flows at the operating segment level are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company’s expected long-term operating and cash flow performance for its operating segment. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures.

Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to allocate the purchase price or used to assess impairment prove to be inaccurate, future asset impairment charges could be required.

Intangibles Assets not subject to amortization

Intangible assets not subject to amortization consist of surname domain names and direct navigation domain names. While the domain names are renewed annually, through payment of a renewal fee to the applicable registry, the Company has the exclusive right to renew these names at its option. Renewals occur routinely and at a nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, economic or other factors that limit the useful life of these domain names on an aggregate basis and accordingly treat the portfolio of domain names as indefinite life intangible assets. The Company reevaluates the useful life determination for domain names in the portfolio each year to determine whether events and circumstances continue to support an indefinite useful life.

The Company reviews individual domain names in the portfolio for potential impairment throughout the fiscal year in determining whether a particular name should be renewed. Impairment is recognized for names that are not renewed. The Company performs a qualitative assessment of the portfolio of domain names on an aggregate basis in the fourth quarter of each year, to determine whether it is more likely than not that the fair market value of the portfolio of domain names was less than the carrying amount. As part of the assessment, certain qualitative factors are considered, including macro-economic conditions, industry and market conditions, levels of advertising revenue generated by the names in the portfolio, non-renewal of names, as well as other factors. If there are indications of impairment following the qualitative impairment testing, further quantitative impairment testing would be necessary. The fair value of the intangibles in the operating segment is determined using an income approach consistent with that utilized for goodwill impairment testing outlined above. Where the fair value of the aggregated portfolio of domain names is less than the aggregated carrying amount of the portfolio, impairment is recognized.

Intangible Assets subject to amortization

Intangible assets subject to amortization, consist of technology, brand and customer relationships and are amortized on a straight line basis over their estimated useful lives as follows:

Technology (years)	2 – 7

Brand (years)	7

Customer relationships (years)	4 – 7

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets subject to amortization may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and other long-lived assets during 2014 and 2013.

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

For arrangements with multiple deliverables, the Company allocates revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. The Company allocates any arrangement fee to each of the elements based on their relative selling prices.

Revenue generated from the sale of domain names, earned from transferring the rights to domain names under the Company’s control, are recognized once the rights have been transferred and payment has been received in full.

The Company derives revenues from the provisioning of mobile phone services through its Ting website. These revenues are recognized once services have been provided. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. The Company’s billing cycle for each customer is based on the customer’s activation date. As a result, the Company estimates the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories to subscribers is recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising revenue includes revenue derived from cost-per action advertising links the Company displays on third party websites who provide syndicated pay-per-click advertising on OpenSRS Domain Expiry Stream domains and the Company’s Portfolio Domains. In addition, the Company uses third party partners to derive pay-per-click advertising on the Tucow.com website. Advertising revenue is recognized on a monthly basis based on the number of cost-per-action services that were provided in the month.

Impression based advertising revenue and other revenues are recognized ratably over the period in which it is presented. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

(l) Derivative Financial Instruments

During Fiscal 2014 and Fiscal 2013, the Company used derivative financial instruments to manage foreign currency exchange risk. The Company accounts for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

For certain contracts, the Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges and has, therefore, accounted for such forward foreign exchange contracts at their fair values with the changes in fair value recorded in net income.

The fair value of the forward exchange contracts are determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company and the counterparty credit risk. The valuation technique used to measure the fair values of the derivative instruments is a discounted cash flow technique, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. This discounted cash flow technique uses observable market inputs, such as foreign currency spot and forward rates.

(m) Product development costs

Product development costs are expensed as incurred. The Company accounts for the costs of computer software developed or obtained for internal use as follows: costs that are incurred in the preliminary stage of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized and generally include external direct costs of materials and services consumed in the development and payroll and payroll- related costs for employees who are directly associated with the development project. Costs incurred in the post implementation and operation stage are expensed as incurred. During the years ended December 31, 2014, 2013 and 2012, the Company did not capitalize any amounts of such costs relating to the development of internal use software. The capitalized costs of computer software developed for internal use are amortized on a straight-line basis over one year from the date the software is put into use.

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

(o) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, reduced for estimated forfeitures.

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

(r) Fair value measurement

Fair value of financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3—No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, accreditation fees payable, customer deposits and accrued liabilities (level 2 measurements) approximate their carrying values due to the relatively short periods to maturity of the instruments.

The fair value of the derivative financial instruments are determined using an estimated credit-adjusted mark-to-market valuation (a level 2 measurement) which takes into consideration the Company and the counterparty credit risk.

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

Recent Accounting Pronouncements Adopted

On January 1, 2014, the Company adopted the Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The adoption of ASU 2013-11 was made on a prospective basis and did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant and Equipment: Discontinued Operations and Disclosures of Disposals of components of an Entity. ASU 2014-08, which is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, changes the criteria for reporting a discontinued operation. Under the new guidance a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. For disposals of individually significant components that do not qualify for discontinued operations presentation, an entity must disclose pre-tax profit or loss of the disposed component.

The Company will adopt ASU 2014-8 on January 1, 2015. The adoption of the accounting standard update is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The effective date of ASU 2014-09 is fiscal years beginning after December 15, 2016, and interim periods within those years, with earlier adoption prohibited. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 to its consolidated financial statements.

3. Other assets:

Other assets are comprised of the following:

	Year ended December 31, 2014	Year ended December 31, 2013
Amounts in escrow advanced to acquire a controlling ownership interest in Ting Virginia, LLC (see note 16)	$3,125,000	$—
Amounts advanced to the joint venture with Radix FZC and NameCheap Inc. which was terminated in February 2015 (see note 16)	5,074,000	—
	$8,199,000	$—

4. Property and equipment:

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Computer equipment	$5,902,905	$6,937,495
Computer software	1,170,866	1,175,664
Furniture and equipment	757,118	711,346
	7,830,889	8,824,505
Less:
Accumulated depreciation	6,221,102	7,066,669
	$1,609,787	$1,757,836

Depreciation of property and equipment:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Depreciation of property and equipment	$926,102	$843,420	$802,060

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	Total
Balances, December 31, 2014	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127
Balances, December 31, 2013	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$18,873,127

The Company’s goodwill relates entirely to its Domain Services operating segment. Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in note 2(f) and there were no indications of impairment in the 2014 and 2013 impairment tests.

Other Intangible Assets:

All of the Company’s intangible assets relate to its Domain Services operating segment. Intangible assets consist of acquired technology, brand, customer relationships, surname domain names and direct navigation domain names. The Company treats its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment tests performed throughout the year. During 2014, the Company assessed that certain of the domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the year ended December 31, 2014, domain names, with a book value of $ 577,145, were not renewed and were recorded as an impairment of indefinite life intangible assets. No impairment was recorded on indefinite-life intangible assets during the years ended December 31, 2013 and 2012.

Intangible assets, comprising technology, brand and customer relationships related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006, the acquisition of Innerwise, Inc. in July 2007 and the acquisition of EPAG Domainservices GmbH in August 2011, are being amortized on a straight-line basis over periods of two to seven years.

Acquired intangible assets consist of the following:

	Surname domain names	Direct navigation domain names	Technology	Brand	Customer relationships
Amortization period	indefinite life	indefinite life	2 - 7 years	7 years	4 - 7 years	Total
Balances, December 31, 2012	$12,110,017	$2,013,374	$83,790	$398,290	$1,810,180	$16,415,651
Additions to/(disposals from) domain portfolio, net	(13,305)	(39,208)	—	—	—	(52,513)
Amortization expense	—	—	(83,790)	(173,640)	(702,480)	(959,910)
Balances, December 31, 2013	12,096,712	1,974,166	—	224,650	1,107,700	15,403,228
Additions to/(disposals from) domain portfolio, net	(6,490)	(20,388)	—	—	—	(26,878)
Impairment of indefinite life intangible assets	(564,598)	(12,547)	—	—	—	(577,145)
Amortization expense	—	—	—	(114,140)	(482,480)	(596,620)
Balances, December 31, 2014	$11,525,624	$1,941,231	$—	$110,510	$625,220	$14,202,585

The following table shows the estimated amortization expense for each of the next 4 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2015	205,320
2016	205,320
2017	205,320
2018	119,770
Total	$735,730

6. Fair value measurement:

For financial assets and liabilities recorded in our financial statements at fair value the Company utilizes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2014:

	December 31, 2014
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$1,115,805	$—	$1,115,805
Total Liabilities	$—	$1,115,805	$—	$1,115,805

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2013:

	December 31, 2013
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$491,098	$—	$491,098
Total Liabilities	$—	$491,098	$—	$491,098

7. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2014 and 2013, is recorded as derivative instrument liabilities.

As of December 31, 2014, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $26.2 million, of which $22.3 million met the requirements of ASC Topic 815 and were designated as hedges (December 31, 2013 - $26.5 million of which $20.6 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2014, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see note 6)

Derivatives	Balance Sheet Location	Year ended December 31, 2014 Fair Value Asset (Liability)	Year ended December 31, 2013 Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(946,676)	$(372,593)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(169,129)	$(118,505)

Total foreign currency forward contracts	Derivative instruments	$(1,115,805)	$(491,098)

Movement in AOCI balance for the year ended December 31, 2014

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2013	$(372,593)	$127,612	$(244,981)

Other comprehensive income (loss) before reclassifications	(1,527,171)	523,056	(1,004,115)
Amount reclassified from accumulated other comprehensive income	953,088	(326,433)	626,655
Other comprehensive income (loss) for the year ended December 31, 2014	(574,083)	196,623	(377,460)

Ending AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Movement in AOCI balance for the year ended December 31, 2013

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2012	$67,079	$(22,975)	$44,104

Other comprehensive income (loss) before reclassifications	(758,683)	287,904	(470,779)
Amount reclassified from accumulated other comprehensive income	319,011	(137,317)	181,694
Other comprehensive income (loss) for the year ended December 31, 2013	(439,672)	150,587	(289,085)

Ending AOCI balance – December 31, 2013	$(372,593)	$127,612	$(244,981)

Movement in AOCI balance for the year ended December 31, 2012

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2011	$—	$—	$—

Other comprehensive income (loss) before reclassifications	67,079	(22,975)	44,104
Amount reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss) for the year ended December 31, 2012	67,079	(22,975)	44,104

Ending AOCI balance – December 31, 2012	$67,079	$(22,975)	$44,104

Effects of derivative instruments on income and other comprehensive income (OCI)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI,net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income,net of tax, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness

		Operating expenses	$(463,160)
Foreign currency forward contracts – year ended December 31, 2014	$(377,460)	Cost of revenues	(163,495)	Cost of revenues	(13,535)

		Operating expenses	(151,551)
Foreign currency forward contracts – year ended December 31, 2013	(289,085)	Cost of revenues	(30,143)	—	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.3 million upon settlement and a loss of $50,000 for the change in fair value of outstanding contracts for the year ended December 31, 2014, in the consolidated statement of operations and comprehensive income. The Company has recorded a gain of $0.1 million upon settlement and a loss of $0.5 million for the change in fair value of outstanding contracts for the year ended December 31, 2013, in the consolidated statement of operations and comprehensive income.

8. Loan payable:

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At December 31, 2014, the 2012 DLR Loan and the DLRR Loan were fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2014, the Company held contracts in the amount of $26.2 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2014, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As of and for the year ended, December 31, 2014, the Company was in compliance with these covenants. As of, and for the year ended, December 31, 2013, the Company was in compliance with these covenants.

9. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following (deferred tax liabilities have been netted against deferred tax assets when there is a right to offset):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Income for the year before provision for income taxes	$9,428,325	$5,799,803	$6,428,298
Computed expected tax expense	$3,205,631	$1,971,933	$2,185,621

Increase (reduction) in income tax expense resulting from:
State income taxes	64,056	14,500	16,071
Permanent differences, including foreign exchange	192,260	13,700	21,728
Investment tax credits recovered	—	(115,455)	(106,941)
Other, including alternative minimum tax and adjustments to opening deferred tax assets	(407,718)	(265,339)	(112,323)
Provision for (recovery of) income taxes	$3,054,229	$1,619,339	$2,004,156

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are presented below:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Deferred revenue	$5,294,767	$5,300,868
Losses	—	290,714
Foreign tax credit	3,200,961	1,914,090
Amortization	(414,345)	69,169
Accruals, including foreign exchange and other	(702,764)	(1,123,278)
Deferred tax assets	$7,378,619	$6,451,563

Deferred income tax asset, current portion	$2,498,196	$1,081,526
Deferred income tax asset, long-term portion	4,880,423	5,370,037
	$7,378,619	$6,451,563
Deferred tax liabilities:
Limited life intangible assets	$(208,620)	$(301,500)
Indefinite life intangible assets	(4,578,731)	(4,840,000)
Total deferred tax liability, long-term portion	$(4,787,351)	$(5,141,500)

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2014 and as of December 31, 2013, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any significant interest and penalties accrued as of December 31, 2014 and December 31, 2013.

Management believes that it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the foreign tax authorities will finalize their review of prior years’ taxes owing in Pennsylvania within that period.

The following is a reconciliation of Tucows’ change in uncertain tax position:

Total Gross Unrecognized Tax Benefits	December 31, 2014	December 31, 2013
Balance, beginning of year	$117,000	$382,000
Decrease in uncertain tax benefits of prior years	—	(265,000)
Balance, end of year	$117,000	$117,000

10. Common shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2014, there were 11,329,732 shares of common stock outstanding.

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

On December 8, 2014 the Company announced that it would enter into a modified Dutch Auction Tender offer. Subsequent to December 31, 2014 the auction was successfully concluded (see note 16).

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

(b)	Normal Course Issuer Bids:

On March 5, 2014, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on March 4, 2014. The Company repurchased 6,092 shares under this program during the three months ended March 31, 2014 for a total of $82,286. The Company repurchased 73,300 shares under this program during the three months ended September 30, 2014 for a total of $1.1 million. The Company repurchased 79,392 shares under this program during the year ended December 31, 2014 for a total of $1.2 million.

On March 1, 2013, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $2.5 million of the Company's common stock over the 12-month period that commenced on March 1, 2013. The Company repurchased 35,769 shares under this program during the three and six month periods ended June 30, 2013 for a total of $259,875.

11. Stock option plans:

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

The fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2014	2013	2012
Volatility	56.1%	69.4%	52.1%
Risk-free interest rate	1.3%	1.1%	0.5%
Expected life (in years)	4.0	4.0	4.0
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$7.02	$4.52	$2.24

Details of stock option transactions are as follows:

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Outstanding, beginning of year	1,407,639	$3.80	2,148,170	$2.56	2,186,511	$2.28
Granted	102,475	15.78	180,375	8.36	194,750	5.44
Exercised	(502,061)	2.95	(890,034)	1.80	(191,585)	2.20
Forfeited	(28,366)	6.60	(29,684)	4.88	(40,751)	3.20
Expired	(3,625)	3.36	(1,188)	1.44	(755)	1.76
Outstanding, end of year	976,062	$5.41	1,407,639	$3.80	2,148,170	$2.56
Options exercisable, end of year	725,392	$4.03	1,045,475	$3.14	1,772,723	$2.28

The stock options expire at various dates through 2021.

As of December 31, 2014, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$2.40	-	$2.40	113,250	$2.40	0.4	$1,926,383	113,250	$2.40	$1,926,383
$2.48	-	$2.80	318,451	$2.76	2.1	5,301,971	318,451	$2.76	5,301,971
$2.92	-	$3.76	136,973	$3.01	2.9	2,246,604	112,866	$3.03	1,849,080
$4.20	-	$15.93	407,388	$9.13	4.9	4,188,903	180,825	$7.91	2,078,742
			976,062	$5.41		$13,663,861	725,392	$4.03	$11,156,176

Total unrecognized compensation cost relating to unvested stock options at December 31, 2014, prior to the consideration of expected forfeitures, is approximately $1.0 million and is expected to be recognized over a weighted average period of 2.4 years.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $1.1 million and $0.3 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $1.5 million and $0.4 million respectively.

The Company recorded stock-based compensation amounting to $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012 respectively. Stock-based compensation has been included in operating expenses as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Network expenses	$30,938	$31,664	$24,480
Sales and marketing	143,514	129,302	92,168
Technical operations and development	85,904	78,800	59,141
General and administrative	282,382	191,137	184,910
	$542,738	$430,903	$360,699

12. Foreign exchange gain:

A foreign exchange gain amounting to $0.7 million has been recorded in general and administrative expenses during the year ended December 31, 2014 (“Fiscal 2014”). A foreign exchange gain amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2013 (“Fiscal 2013”). A foreign exchange loss amounting to $8,000 has been recorded in general and administrative expenses during the year ended December 31, 2012 (“Fiscal 2012”).

13. Other income, net:

In March 2012, the Company received an amount of $0.5 million on the sale of certain intangible assets with no book value.

14. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Numerator for basic and diluted earnings per common share:
Net income for the year	$6,374,096	$4,180,464	$4,424,142
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	11,220,874	10,468,250	11,458,216
Effect of stock options	509,524	813,159	825,520
Diluted weighted average number of shares outstanding	11,730,398	11,281,409	12,283,736
Basic earnings per common share	$0.57	$0.40	$0.39
Diluted earnings per common share	$0.54	$0.37	$0.36

Options to purchase 95,762 common shares were outstanding during 2014 (2013: 136,812; 2012: 188,797) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2018 to 2020 were still outstanding at the end of 2014.

15. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations (1)	Total Obligations

2015	$659,000	$3,951,000	$4,610,000
2016	608,000	8,051,000	8,659,000
2017	642,000	12,688,000	13,330,000
2018	642,000	—	642,000
2019	642,000	—	642,000
Thereafter	1,731,000	—	1,731,000
	$4,924,000	$24,690,000	$29,614,000

Rental expense under operating lease agreements was $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)           In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as of December 31, 2014 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material effect on the Company’s financial position.

16. Subsequent events:

(a)     On January 8, 2015, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 8, 2014. Under the terms of the offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $60,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 7, 2015, the Company had 11,135,825 shares issued and outstanding.

(b)     In January 2015, the Company borrowed $3.5 million under its Amended Credit Facility in order to fund the acquisition of a controlling ownership in Ting Virginia, LLC (see note 16(d)). This borrowing is subject to the terms and conditions described in note 8 to the Consolidated Financial Statements. See item (d) below.

(c)     On February 11, 2015, the Board of Directors approved a stock buyback program to repurchase up to $20 million of its common stock in the open market and privately negotiated transactions. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and will terminate on or before February 15, 2016. As of March 6, 2015, the Company has spent a total of $2.0 million to repurchase 108,605 shares under this stock buyback program, and therefore, the remaining repurchase authorization is $18.0 million.

All shares purchased by Tucows under the stock buyback program will be retired and returned to treasury.

(d)     On February 24, 2015, Ting Fiber, Inc., one of the Company’s wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the BRI Group) for a consideration of approximately $3.6 million. Ting Virginia, LLC is an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge InternetWorks. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. Tucows will satisfy the purchase price through an advance under its 2012 DLR Loan facility.

(e)     In February 2015, the Company waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. These marketing arrangements have resulted in a positive financial contribution for us, which will be recognized once all the terms of the contract have been satisfied, commencing in the three months ending March 31, 2015.

17. Segment Reporting:

(a)     The Company is organized and managed based on two segments, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The two segments are Domain Services and Network Access Services and are described as follows:

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

The Chief Executive Officer is the chief operating decision maker and regularly reviews the operations and performance by segment. The chief operating decision maker reviews gross profit as a key measure of performance for each segment and to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, loss on disposition of property and equipment, amortization of intangibles, impairment of indefinite life intangible assets, loss (gain) on currency forward contracts, other income (expense), and provision for income taxes, are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the chief operating decision maker. The Company follows the same accounting policies for the segments as those described in note 2 to these consolidated financial statements.

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Year Ended December 31, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$111,780,102	35,887,005	147,667,107
Cost of Revenues	85,244,527	21,870,780	107,115,307
Gross Profit	26,535,575	14,016,225	40,551,800

Expenses:
Sales and marketing			15,394,065
Technical operations and development			4,305,715
General and administrative			8,505,920
Depreciation of property and equipment			226,432
Amortization of intangibles			596,620
Impairment of indefinite life intangible assets			577,145
Loss on currency forward contracts			1,310,848
Income from operations			9,635,055
Other expenses, net			(206,730)
Income before provision for income taxes			9,428,325

Year Ended December 31, 2013	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$113,404,667	16,530,237	129,934,904
Cost of Revenues	85,886,930	12,621,093	98,508,023
Gross Profit	27,517,737	3,909,144	31,426,881

Expenses:
Sales and marketing			12,141,036
Technical operations and development			4,158,603
General and administrative			7,204,895
Depreciation of property and equipment			215,447
Amortization of intangibles			876,120
Loss on currency forward contracts			676,120
Income from operations			6,154,660
Other expenses, net			(354,857)
Income before provision for income taxes			5,799,803

Year Ended December 31, 2012	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$110,761,217	3,965,684	114,726,901
Cost of Revenues	84,388,713	4,129,020	88,517,733
Gross Profit	26,372,504	(163,336)	26,209,168

Expenses:
Sales and marketing			8,701,446
Technical operations and development			4,302,820
General and administrative			6,610,819
Depreciation of property and equipment			190,420
Loss on disposition of property and equipment			118,944
Amortization of intangibles			876,120
Gain on currency forward contracts			(682,851)
Income from operations			6,091,450
Other income, net			336,848
Income before provision for income taxes			6,428,298

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2014	2013	2012

Wholesale
Domain Services	$86,640,949	$87,294,173	$87,434,450
Value Added Services	9,654,734	10,271,219	10,586,460
Total Wholesale	96,295,683	97,565,392	98,020,910

Retail	10,417,746	8,360,035	6,775,160
Portfolio	5,066,673	7,479,240	5,965,147
	111,780,102	113,404,667	110,761,217

Access	35,887,005	16,530,237	3,965,684

	$147,667,107	$129,934,904	$114,726,901

During the years ended December 31, 2014, 2013 and 2012, no customer accounted for more than 10% of total revenue. As at December 31, 2014, 2013 and 2012, no customers accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2014	2013	2012

Wholesale
Domain Services	$72,353,061	$73,468,824	$73,168,196
Value Added Services	2,211,085	2,115,167	2,032,328
Total Wholesale	74,564,146	75,583,991	75,200,524

Retail	4,539,439	3,521,023	2,675,843
Portfolio	886,637	1,234,214	832,008
	79,990,222	80,339,228	78,708,375

Access	21,870,780	12,621,093	4,129,020
	101,861,002	92,960,321	82,837,395

Network, other costs	4,554,635	4,835,939	4,925,058
Network, depreciation and amortization costs	699,670	711,763	755,280
	$107,115,307	$98,508,023	$88,517,733

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	Year ended December 31,
	2014	2013
Canada	$1,131,883	$1,292,425
United States	379,891	453,223
Germany	98,013	12,188
	$1,609,787	$1,757,836

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	Year ended December 31,
	2014	2013
Canada	$—	$271,300
Germany	735,730	1,061,050
	$735,730	$1,332,350

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2014	2013
Canada	$7,378,619	$6,451,563
	$7,378,619	$6,451,563

18. Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, excluding provision for credit notes
2014	$91,226	$34,540	$—	$125,766
2013	$73,970	$17,256	$—	$91,226
2012	$57,415	$16,555	$—	$73,970

EXHIBIT INDEX

Exhibit No.	Description
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

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports.

**XBRL

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Filed herewith.

†	Furnished herewith.

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

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 11, 2015
Elliot Noss	(Principal Executive Officer) and Director

/s/ Michael Cooperman	Chief Financial Officer (Principal	March 11, 2015
Michael Cooperman	Financial and Accounting Officer)

/s/ Allen Karp	Director	March 11, 2015
Allen Karp

/s/ Rawleigh Ralls	Director	March 11, 2015
Rawleigh Ralls

/s/ Robin Chase	Director	March 11, 2015
Robin Chase

/s/ Erez Gissin	Director	March 11, 2015
Erez Gissin

/s/ Joichi Ito	Director	March 11, 2015
Joichi Ito

/s/ Jeffrey Schwartz	Director	March 11, 2015
Jeffrey Schwartz