Form 10-Q
period 2015-03-31
TUCOWS INC /PA/
filed 2015-05-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

As of May 6, 2015, there were 11,019,983 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,678,191	$8,271,377
Accounts receivable, net of allowance for doubtful accounts of $121,770 as of March 31, 2015 and $125,766 as of December 31, 2014	7,119,785	6,789,685
Inventory	574,119	393,774
Prepaid expenses and deposits	5,085,514	3,697,292
Prepaid domain name registry and ancillary services fees, current portion	46,107,333	44,614,858
Other assets (note 5)	-	8,199,000
Deferred tax asset, current portion (note 9)	3,040,483	2,498,196
Income taxes recoverable	1,772	997
Total current assets	75,607,197	74,465,179

Prepaid domain name registry and ancillary services fees, long-term portion	11,735,134	11,764,765
Property and equipment	5,346,070	1,609,787
Deferred tax asset, long-term portion (note 9)	5,067,090	4,880,423
Intangible assets (note 7)	14,886,625	14,202,585
Goodwill (note 7)	21,055,143	18,873,127
Total assets	$133,697,259	$125,795,866

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,883,370	$3,579,920
Accrued liabilities	4,105,110	3,941,549
Customer deposits	4,325,284	4,461,727
Derivative instrument liability, (note 6)	2,139,268	1,115,805
Deferred rent, current portion	5,317	-
Loan payable (note 8)	3,500,000	-
Deferred revenue, current portion	57,630,217	55,495,566
Accreditation fees payable, current portion	519,432	466,201
Income taxes payable (note 9)	1,136,023	473,480
Total current liabilities	77,244,021	69,534,248

Deferred revenue, long-term portion	15,659,049	15,610,753
Accreditation fees payable, long-term portion	126,039	128,243
Deferred rent, long-term portion	85,069	92,878
Other liabilities (note 10)	1,545,832	-
Deferred tax liability, long-term portion (note 9)	5,032,177	4,787,351

Redeemable non-controlling interest (note 4)	3,000,000	-

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,996,733 shares issued and outstanding as of March 31, 2015 and 11,329,732 shares issued and outstanding as of December 31, 2014	13,975,005	14,130,059
Additional paid-in capital	22,318,640	29,090,058
Deficit	(4,121,340)	(6,955,283)
Accumulated other comprehensive income (loss)	(1,167,233)	(622,441)
Total stockholders' equity	31,005,072	35,642,393
Total liabilities and stockholders' equity	$133,697,259	$125,795,866

Commitments and contingencies (note 13)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2015	2014

Net revenues (note 12)	$40,467,833	$34,402,394

Cost of revenues (note 12):
Cost of revenues	26,821,374	24,316,639
Network expenses	1,222,096	1,143,644
Depreciation of property and equipment	199,642	182,974
Amortization of intangible assets (note 7)	3,924	-
Total cost of revenues	28,247,036	25,643,257

Gross profit	12,220,797	8,759,137

Expenses:
Sales and marketing	3,799,175	4,021,774
Technical operations and development	1,114,195	1,089,898
General and administrative	1,815,188	1,767,800
Depreciation of property and equipment	59,262	56,304
Amortization of intangible assets (note 7)	53,215	219,030
Impairment of indefinite life intangible assets (note 7)	12,493	250,688
Loss on currency forward contracts (note 6)	956,858	551,371
Total expenses	7,810,386	7,956,865

Income from operations	4,410,411	802,272

Other income (expense):
Interest expense, net	(24,775)	(73,833)
Total other income (expense)	(24,775)	(73,833)

Income before provision for income taxes	4,385,636	728,439

Provision for income taxes (note 9)	1,551,693	251,600

Net income	2,833,943	476,839

Other comprehensive income (loss), net of tax
Gain (loss) on hedging activities	(960,866)	(442,978)
Net amount reclassified to earnings	416,074	227,511
Other comprehensive income (loss) net of tax of $319,878 and $112,240 for the three months ended March 31, 2015 and March 31, 2014	(544,792)	(215,467)

Comprehensive income for the period	$2,289,151	$261,372

Basic earnings per common share (note 11)	$0.25	$0.04

Shares used in computing basic earnings per common share (note 11)	11,142,628	11,028,559

Diluted earnings per common share (note 11)	$0.24	$0.04

Shares used in computing diluted earnings per common share (note 11)	11,580,047	11,639,617

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash provided by:
Operating activities:
Net income for the period	$2,833,943	$476,839
Items not involving cash:
Depreciation of property and equipment	258,904	239,278
Amortization of intangible assets	57,139	219,030
Impairment of indefinite life intangible asset	12,493	250,688
Deferred income taxes recovery	(164,250)	(343,231)
Excess tax benefits from share-based compensation expense	-	(1,013,800)
Amortization of deferred rent	(2,492)	3,212
Disposal of domain names	6,328	1,622
Loss (gain) on change in the fair value of forward contracts	158,793	87,146
Stock-based compensation	125,048	100,977
Change in non-cash operating working capital:
Accounts receivable	(168,585)	(1,262,921)
Inventory	(113,150)	(199,747)
Prepaid expenses and deposits	(1,299,778)	(366,836)
Prepaid domain name registry and ancillary services fees	(1,462,844)	(1,815,683)
Income taxes recoverable	661,768	(433,301)
Accounts payable	117,566	1,670,415
Accrued liabilities	(59,220)	(422,398)
Customer deposits	(136,443)	(29,129)
Deferred revenue	2,061,510	2,748,933
Accreditation fees payable	51,027	50,087
Net cash (used in) / provided by operating activities	2,937,757	(38,819)

Financing activities:
Proceeds received on exercise of stock options	247,983	911,081
Excess tax benefits from share-based compensation expense	412,642	1,013,800
Repurchase of common stock	(7,712,145)	(82,286)
Proceeds received on loan payable	3,500,000	-
Repayment of loan payable	-	(616,667)
Net cash provided by / (used in) financing activities	(3,551,520)	1,225,928

Investing activities:
Additions to property and equipment	(191,762)	(68,745)
Gross proceeds from the waiver of rights to .online registry	6,619,832	-
Additional cost of acquisition of Ting Virginia, LLC., net of cash of $21,423	(407,493)	-
Net cash provided by (used in) investing activities	6,020,577	(68,745)

Increase in cash and cash equivalents	5,406,814	1,118,364

Cash and cash equivalents, beginning of period	8,271,377	12,418,888
Cash and cash equivalents, end of period	$13,678,191	$13,537,252

Supplemental cash flow information:
Interest paid	$38,893	$73,949
Income taxes paid, net	$564,139	$669,624

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$66,798	$285,821

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a global distributor of Internet services, including domain name registration, security and identity products through digital certificates, email and mobile telephony and fixed Internet access services. The Company’s Internet Services are distributed through its global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive office is located in Toronto, Ontario and we have other offices in the Netherlands, Germany and the United States. Our common stock is listed on NASDAQ under the symbol “TCX” and on the Toronto Stock Exchange under the symbol “TC”.

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2015 and the results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in Tucows' 2014 Annual Report on Form 10-K filed with the SEC on March 11, 2015.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company derives revenues from the provisioning of mobile phone and fixed Internet access services through its Ting website. These revenues are recognized once services have been provided. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. The Company’s billing cycle for each customer is computed based on the customer’s activation date. As a result, the Company estimates the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories to subscribers is recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising revenue includes revenue derived from cost-per action advertising links we display on third party websites who provide syndicated pay-per-click advertising on OpenSRS Domain Expiry Stream domains and the Company’s Portfolio Domains. In addition, the Company uses third party partners to derive pay-per-click advertising on the Tucow.com website. Advertising revenue is recognized on a monthly basis based on the number of cost-per-action services that were provided in the month.

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

(b) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

Asset	Rate
Computer equipment	30%
Computer software	100%
Furniture and equipment	20%
Vehicles	20%
Fiber network (years)	15
Customer equipment and installations (years)	3
Leasehold improvements	Over term of lease

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

Additions to the fiber network are recorded at cost, including all material, labour, vehicle and installation and construction costs and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the fiber network level and not on a specific asset basis. For assets that are retired, the estimated historical cost and related accumulated depreciation is removed.

Costs associated with initial customer installation include materials, labour, vehicle and installation and construction costs and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and other costs associated with these support functions.

The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from pole to the dwelling, are capitalized.

(c) Derivative Financial Instruments

During the three months ended March 31, 2015 and the year ended December 31, 2014 ("Fiscal 2014"), we used derivative financial instruments to manage foreign currency exchange risk. We account for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

For certain contracts, the Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges and has, therefore, accounted for such forward foreign exchange contracts at their fair values with the changes in fair value recorded in net income.

The fair value of the forward exchange contracts are determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company's and the counterparty's credit risk. The valuation technique used to measure the fair values of the derivative instruments is a discounted cash flow technique, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. Our discounted cash flow techniques use observable market inputs, such as foreign currency spot and forward rates.

3. NEW ACCOUNTING POLICIES:

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year proposed deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  Early adoption of the standard is permitted.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements.

4. Acquisitions and Divestitures:

Acquisitions

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for a consideration of approximately $3.6 million, subject to additional customary adjustments as anticipated in the purchase agreement, primarily related to estimated working capital levels at closing. The purchase price was satisfied through our releasing $3.1 million from the escrow accounts established during Fiscal 2014 and an additional payment of $0.4 million made at closing. Ting Virginia, LLC is an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge InternetWorks. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. The purchase price was primarily satisfied through an advance under our 2012 DLR Loan facility.

Ting Fiber Inc. and the selling shareholders (the “Minority Shareholders”) also agreed to certain put and call options with regard to the remaining 30% interest in Ting Virginia, LLC retained by the Minority Shareholders. On the second anniversary of the closing date, Ting Fiber, Inc. may exercise a call option to purchase an additional 20% ownership interest in Ting Virginia, LLC. Contingent upon the exercise of the call option by Ting Fiber, Inc. the Minority Shareholders may exercise a put option within 7 days following the exercise of the call option by Ting Fiber, Inc., to sell their remaining 10% ownership interest in Ting Virginia LLC. The consideration to be exchanged for the shares acquired or sold under the options shall be $100,000 per percentage point of the equity interest acquired.

In addition, on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option under which the Ting Fiber Inc. shall be irrevocably obligated to purchase the Minority Shareholders’ remaining interest for $120,000 per percentage point of the equity interest acquired for a total of $3,600,000.

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date is $3,000,000.

The preliminary purchase consideration is comprised as follows:

Cash	$3,135,140
Assumption of debt	418,775
Redeemable non-controlling interest	3,000,000
$6,553,915

The following table represents the purchase price allocation based on the estimated fair values of the assets

Current assets (including cash of $21,423)	$338,577
Current liabilities	(529,702)

Property and equipment, including:
Fiber network	3,456,024
Computer equipment	200,000
Furniture and equipment	5,000
Vehicles	92,000
Leasehold improvements	50,000

Intangible assets, including:
Network rights	692,000
Customer relationships	68,000

Goodwill	2,182,016

Net assets acquired	$6,553,915

The goodwill recorded on the acquisition is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $0.2 million. All accounts receivable acquired at acquisition are expected to be collectable.

The acquisition had no significant impact on revenues and net earnings for the three months ended March 31, 2015. There was also no significant impact on the Company’s revenues and net income on a pro forma basis for all periods presented.

The Company acquired new classes of assets in this acquisition, namely fiber network and vehicles. The Company has accordingly, in connection with its depreciation policies, added additional disclosure in note 2 (b) above.

5. Other assets:

Other assets are comprised of the following:

	Year ended March 31, 2015	Year ended December 31, 2014
Amounts in escrow advanced to acquire a controlling ownership interest in Ting Virginia, LLC (see note 4)	$—	$3,125,000
Amounts advanced to the joint venture with Radix FZC and NameCheap Inc. which was terminated in February 2015 (note 10)	—	5,074,000
	$—	$8,199,000

6. Derivative instruments and hedging activities:

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

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2015, is recorded as derivative instrument liabilities.

As of March 31, 2015, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $19.5 million, of which $16.5 million met the requirements of ASC Topic 815 and were designated as hedges (March 31, 2014 - $20.1 million of which $15.6 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended March 31, 2015, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of March 31, 2015	As of December 31, 2014
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(327,922)	$(169,129)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(1,811,346)	$(946,676)

Total foreign currency forward contracts	Derivative instruments	$(2,139,268)	$(1,115,805)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended March 31, 2015:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Other comprehensive income (loss)before reclassifications	(1,510,346)	549,480	(960,866)
Amount reclassified from accumulated other comprehensive income	645,676	(229,602)	416,074
Other comprehensive income (loss) for the three months ended March 31, 2015	(864,670)	319,878	(544,792)

Ending AOCI balance – March 31, 2015	$(1,811,346)	$644,113	$(1,167,233)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2015 and March 31, 2014 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(301,590)
Foreign currency forward contracts for the three months ended March 31, 2015	$(544,792)	Cost of revenues	(114,484)	Operating expenses	$(15,419)

		Operating expenses	$(168,620)
Foreign currency forward contracts for the three months ended March 31, 2014	$(215,467)	Cost of revenues	(58,891)	Operating expenses	$—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.1 million upon settlement and a loss of $0.2 million for the change in fair value of outstanding contracts for the three months ended March 31, 2015, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the three months ended March 31, 2014, in the consolidated statement of operations and comprehensive income.

7. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	BRI Group	Total

Balances, December 31, 2014	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$-	$18,873,127

Acquisition of BRI Group, February 2015	-	-	-	-	-	2,182,016	2,182,016

Balances, March 31, 2015	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$2,182,016	$21,055,143

The Company’s goodwill relates predominantly to its Domain Services operating segment.

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the BRI Group. Goodwill is not amortized, but is subject to an annual impairment test.

Other Intangible Assets:

Intangible assets consist of network rights, brand, customer relationships, surname domain names, non-competition agreements and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and portfolio domain names, which have been determined to have an indefinite life and which are tested annually for impairment.

A summary of acquired intangible assets for the three months ended March 31, 2015 is as follows:

	Brand	Customer relationships	Network rights	Surname domain names	Direct navigation domain names
	7 years	4 - 7 years	15 years	indefinite life	indefinite life	Total

Net book value, December 31, 2014	$110,510	$625,220	$-	$11,525,624	$1,941,231	$14,202,585

Acquisition of BRI Group, February 2015	-	68,000	692,000	-	-	760,000
Sales of domain names	-	-	-	(1,623)	(4,705)	(6,328)
Impairment of domain names	-	-	-	(7,788)	(4,705)	(12,493)
Amortization expense	(7,710)	(45,505)	(3,924)	-	-	(57,139)

Net book value, March 31, 2015	$102,800	$647,715	$688,076	$11,516,213	$1,931,821	$14,886,625

As of March 31, 2015, the accumulated amortization for the definite life intangibles was $5.7 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal should not be renewed. Accordingly, for the three months ended March 31, 2015, domain names, with a book value of $12,493 (three months ended March 31, 2014 - $0.3 million), were not renewed and were recorded as an impairment of indefinite life intangible assets.

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

On January 7, 2015, the Company successfully concluded a modified “Dutch auction tender offer”, which was funded from available cash. Under the terms of the offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. At March 31, 2015, the outstanding balance under the 2012 DLR Loan was $3.5 million (December 31, 2014 - Nil).

During the three months ended March 31, 2015 no amounts were drawn down on the 2012 DLRR Loan. At March 31, 2015, the 2012 DLRR Loan was fully repaid. This financing arrangement remain available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2015, the Company held contracts in the amount of $19.5 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of March 31, 2015, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As at and for the period ended, March 31, 2015, the Company was in compliance with these covenants. As at and for the period ended, March 31, 2014, the Company was in compliance with these covenants.

9. INCOME TAXES

For the three months ended March 31, 2015, the Company recorded a provision for income taxes of $1.6 million on income before income taxes of $4.4 million, using an estimated effective tax rate for the fiscal year ending December 31, 2015 adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2014, the Company recorded a provision for income taxes of $0.3 million on income before taxes of $0.7 million, using an estimated effective tax rate for its fiscal year ending December 31, 2014.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2015 and as of December 31, 2014, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2015 and December 31, 2014, respectively.

10. OTHER LIABILITIES:

In February 2015, the Company waived its rights under the formerly proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with its venture partners under which its original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. These marketing arrangements have resulted in the Company receiving a gain of $1.5 million, which will be recognized evenly over the three-year term of the marketing agreement once .online is generally available.

11. BASIC AND DILUTED EARNINGS PER COMMON SHARE:

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Numerator for basic and diluted earnings per common share:
Net income for the period	$2,833,943	$476,839
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	11,142,628	11,028,559
Effect of outstanding stock options	437,419	611,058
Diluted weighted average number of shares outstanding	11,580,047	11,639,617
Basic earnings per common share	$0.25	$0.04
Diluted earnings per common share	$0.24	$0.04

For the three months ended March 31, 2015, outstanding options to purchase 116,600 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended March 31, 2015, 193,907 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2014.

During the three months ended March 31, 2015, 214,089 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2015.

During the three months ended March 31, 2014, 6,092 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2014.

The computation of earnings per share and diluted earnings per share for the three months ended March 31, 2015 and 2014 include reductions in the number of shares outstanding due to these repurchases.

12. SEGMENT REPORTING:

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

2.

Network Access Services - This segment derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting to customers in Central Virginia through its acquisition of a 70% share in Ting Virginia, LLC. Revenues are generated in the United States.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Three months ended March 31, 2015	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,540,819	$12,927,014	$40,467,833
Cost of Revenues	19,476,217	7,345,157	26,821,374
Gross Profit before network expenses	8,064,602	5,581,857	13,646,459

Network expenses			1,425,662
Gross Profit			12,220,797

Expenses:
Sales and marketing			3,799,175
Technical operations and development			1,114,195
General and administrative			1,815,188
Depreciation of property and equipment			59,262
Amortization of intangibles			53,215
Impairment of indefinite life intangible assets			12,493
Loss on currency forward contracts			956,858
Income from operations			4,410,411
Other expenses, net			24,775
Income before provision for income taxes			$4,385,636

Three months ended March 31, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,690,262	$6,712,132	$34,402,394
Cost of Revenues	20,035,208	4,281,431	24,316,639
Gross Profit before network expenses	7,655,054	2,430,701	10,085,755

Network expenses			1,326,618
Gross Profit			8,759,137

Expenses:
Sales and marketing			4,021,774
Technical operations and development			1,089,898
General and administrative			1,767,800
Depreciation of property and equipment			56,304
Amortization of intangibles			219,030
Impairment of indefinite life intangible assets			250,688
Loss on currency forward contracts			551,371
Income from operations			802,272
Other expenses, net			73,833
Income before provision for income taxes			$728,439

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2015	2014
Domain Services:
Wholesale
Domain Services	$21,175,131	$21,648,954
Value Added Services	2,241,998	2,603,605
Total Wholesale	23,417,129	24,252,559

Retail	2,875,728	2,384,063
Portfolio	1,247,962	1,053,640
Total Domain Services	27,540,819	27,690,262

Network Access Services:
Ting	12,927,014	6,712,132
Total Network Access Services	12,927,014	6,712,132

	$40,467,833	$34,402,394

During the three months ended March 31, 2015 and 2014, no customer accounted for more than 10% of total revenue. As at March 31, 2015 and 2014, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2015	2014
Domain Services:
Wholesale
Domain Services	$17,548,027	$18,235,215
Value Added Services	536,132	540,722
Total Wholesale	18,084,159	18,775,937

Retail	1,220,500	1,015,416
Portfolio	171,558	243,855
Total Domain Services	19,476,217	20,035,208

Network Access Services:
Ting	7,345,157	4,281,431
Total Network Access Services	7,345,157	4,281,431

Network Expenses:
Network, other costs	1,222,096	1,143,644
Network, depreciation and amortization costs	203,566	182,974
Total Network Expenses	1,425,662	1,326,618

	$28,247,036	$25,643,257

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2015	December 31, 2014
Canada	$1,122,910	$1,131,883
United States	4,145,540	379,891
Germany	77,620	98,013
	$5,346,070	$1,609,787

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	March 31, 2015	December 31, 2014
United States	$754,191	$—
Germany	684,400	735,730
	$1,438,591	$735,730

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	March 31, 2015	December 31, 2014
Canada	$8,107,573	$7,378,619
	$8,107,573	$7,378,619

(g)           Valuation and qualifying accounts:

	Balance at beginning period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period
Allowance for doubtful accounts, excluding provision for credit notes
Three months ended March 31, 2015	$125,766	$3,996	$—	$121,770
Year ended December 31, 2014	$91,226	$(34,540)	$—	$125,766

13. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2015 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

14. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended March 31, 2015:

					Accumulated
			Additional		other	Total
	Common stock		paid in		comprehensive	stockholders
	Number	Amount	capital	Deficit	income	equity

Balance, December 31, 2014	11,329,732	$14,130,059	$29,090,058	$(6,955,283)	$(622,441)	$35,642,393

Exercise of stock options	74,997	360,949	(112,966)	-	-	247,983
Repurchase and retirement of shares	(407,996)	(516,003)	(7,196,142)	-	-	(7,712,145)
Stock-based compensation	-	-	125,048	-	-	125,048
Income tax effect related to stock options exercised	-	-	412,642	-	-	412,642
Net income for the period	-	-	-	2,833,943	-	2,833,943
Unrealized loss on foreign currency forward contracts treated as hedges	-	-	-	-	(960,866)	(960,866)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	-	-	-	-	416,074	416,074

Balance, March 31, 2015	10,996,733	$13,975,005	$22,318,640	$(4,121,340)	$(1,167,233)	$31,005,072

On January 8, 2015, the Company announced that it successfully concluded a modified “Dutch auction tender offer” that was previously announced on December 8, 2014. Under the terms of the offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 7, 2015, the Company had 11,135,825 shares issued and outstanding.

On February 11, 2015, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and will terminate on or before February 15, 2016. The Company repurchased 214,089 shares under this program during the three months ended March 31, 2015 for a total of $4,055,056.

On March 5, 2014, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on March 4, 2014. The Company repurchased 6,092 shares under this program during the three months ended March 31, 2014 for a total of $82,286.

15. SHARE-BASED PAYMENTS

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

Details of stock option transactions for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	976,062	$5.41	1,407,639	$3.80
Granted	45,000	19.41	—	—
Exercised	(74,997)	3.31	(291,913)	3.12
Forfeited	(2,742)	12.15	(5,594)	5.56
Expired	—	—	(2,875)	3.40
Outstanding, end of period	943,323	$6.23	1,107,257	$3.97
Options exercisable, end of period	653,145	$4.11	753,506	$3.15

As of March 31, 2015, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$2.40	-	$2.92	467,410	$2.73	1.9	$7,605,899	443,444	$2.72	$7,220,526
$3.00	-	$5.76	213,312	$5.09	3.5	2,967,841	139,685	$4.85	1,976,136
$8.56	-	$10.16	119,126	$9.12	5.0	1,176,925	43,141	$9.06	428,645
$14.67	-	$19.41	143,475	$16.92	6.0	317,281	26,875	$15.37	97,469
			943,323	$6.23	3.2	$12,067,946	653,145	$4.11	$9,722,776

Total unrecognized compensation cost relating to unvested stock options at March 31, 2015, prior to the consideration of expected forfeitures, was approximately $1,228,825 and is expected to be recognized over a weighted average period of 2.4 years.

The Company recorded stock-based compensation of $125,048 and $100,977 for the three months ended March 31, 2015 and 2014, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

16. FAIR VALUE MEASUREMENT

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2015:

	March 31, 2015
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument liability	$—	$2,139,268	$—	$2,139,268
Total Liabilities	$—	$2,139,268	$—	$2,139,268

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect”, “intend” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile subscriber growth and retention rates, the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US, Canadian and German tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

●	Changes in the nature of key strategic relationships with our Mobile Virtual Network Operator ("MVNO") partners;

●

The effects of vigorous competition on a highly penetrated mobile telephony market, including the impact of competition on the price we are able to charge subscribers for services and devices and on the geographic areas served by our MVNO partner wireless networks;

●	Our ability to manage any potential increase in subscriber churn or bad debt expense;

●	Our ability to continue to generate sufficient working capital to meet our operating requirements;

●	Our ability to maintain a good working relationship with our vendors and customers;

●	The ability of vendors to continue to supply our needs;

●	Actions by our competitors;

●	Our ability to achieve gross profit margins at which we can be profitable;

●	Our ability to attract and retain qualified personnel in our business;

●	Our ability to effectively manage our business;

●	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

●	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

●	Pending or new litigation; and

●	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting to customers in Central Virginia through its acquisition of a 70% share in Ting Virginia on February 27, 2015. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. Ting manages mobile telephony services for over 103,000 subscribers and has over 160,000 devices under management.

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

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2015 (1)	2014 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations	2,498	2,481

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	March 31,
	2015 (1)	2014 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,203	10,550
Registered using our Resellers' Registrar Accreditations	3,345	3,622
Total domain names under management	13,548	14,182

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results, see the Net Revenue discussion below.

Network Access Services

	March 31,
	2015 (1)	2014 (1)
	(in 000's)

Ting subscribers under management	103,000	61,000
Ting devices under management	163,000	94,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

As a MVNO our Ting service is reliant on our Mobile Network Operators "MNOs" providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

Ting has also enjoyed rapid growth in its first three years of operation. During this growth phase we have been able to continue to grow gross customer additions and maintain a consistent churn rate, which has allowed us to maintain net new customer additions despite the impact of churn on a fast growing customer base. We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

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

Network Access Services

Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. In addition, with the acquisition of a 70% share in Ting Virginia on February 27, 2015, we began providing high speed Internet access, Internet hosting and network consulting to customers in Central Virginia.

Critical Accounting Policies

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2015	2014
Domain Services:
Wholesale
Domain Services	$21,175,131	$21,648,954
Value Added Services	2,241,998	2,603,605
Total Wholesale	23,417,129	24,252,559

Retail	2,875,728	2,384,063
Portfolio	1,247,962	1,053,640
Total Domain Services	27,540,819	27,690,262

Network Access Services:
Ting	12,927,014	6,712,132
Total Network Access Services	12,927,014	6,712,132

	$40,467,833	$34,402,394
Increase over prior period	$6,065,439
Increase - percentage	18%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2015	2014
Domain Services:
Wholesale
Domain Services	52%	62%
Value Added Services	6%	8%
Total Wholesale	58%	70%

Retail	7%	7%
Portfolio	3%	3%
Total Domain Services	68%	80%

Network Access Services:
Ting	32%	20%
Total Network Access Services	32%	20%

	100%	100%

Total net revenues for the three months ended March 31, 2015 increased by $6.1 million or 18% to $40.5 million when compared to the three months ended March 31, 2014.

Deferred revenue increased to $73.3 million at March 31, 2015 from $72.8 million at March 31, 2014 and increased by $2.2 million from $71.1 million at December 31, 2014.

No customer accounted for more than 10% of revenue during the three months ended March 31, 2015 and March 31, 2014. At March 31, 2015 and at March 31, 2014, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During the three months ended March 31, 2015, domain services revenue decreased by $0.5 million to $21.2 million when compared to the three months ended March 31, 2014.

During the three months ended March 31, 2015, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 2.4 million when compared to the three months ended March 31, 2014.

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

As of March 31, 2015, total domains that we manage under our own accreditation decreased to 10.2 million when compared to 10.6 million at March 31, 2014. These decreases in domains under management primarily resulted from the same factors impacting domain transactions mentioned above. Also, as of March 31, 2015, total domains that we manage on behalf of other accredited registrars decreased to 3.3 million when compared to 3.6 million at the end of March 31, 2014, primarily the result of a single customer that transitioned the customer’s domain management platform to an in-house system in Fiscal 2014.

During the three months ended March 31, 2015, value added services revenue decreased by $0.4 million to $2.2 million when compared to the three months ended March 31, 2014. This decrease was primarily due to the decrease in revenue from pay-per-click advertising and the sale of names through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

Retail

Net revenues from Retail for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, increased by $0.5 million, or 21%, to $2.9. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, increased by $0.2 million to $1.2 million. This increase primarily related to gains we recognized on the sale of our minority interest in .store as a result of this contested domain being resolved through a confidential private auction in February 2015. This increase was partially offset by lower sales of big ticket domains. The market for monetization of domain names is rapidly evolving and is being impacted by uncertainty around the implementation of ICANN’s New gTLD Program.

Network Access Services

Net revenues from Ting mobile phone and fixed Internet access services and equipment for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, increased by $6.2 million or 93% to $12.9 million. This increase primarily reflects the impact the larger subscriber base is having on service revenues. As of March 31, 2015, Ting had 103,000 subscribers and 163,000 mobile devices under its management compared to 61,000 subscribers and 94,000 devices under management as of March 31, 2014.

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

Network Access Services

The costs of revenue for Ting's mobile phone and fixed Internet access service include hardware (the cost of devices sold to our customers, order fulfillment related expenses and inventory write-downs) and network services (primarily our customers' voice, messaging and data usage) provided by our Mobile Network Operators.

Network costs

Network costs include personnel and related expenses, depreciation and amortization, communication costs, equipment maintenance, stock-based compensation and employee and related costs directly associated with the management and maintenance of our network. Communication costs include bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2015	2014
Domain Services:
Wholesale
Domain Services	$17,548,027	$18,235,215
Value Added Services	536,132	540,722
Total Wholesale	18,084,159	18,775,937

Retail	1,220,500	1,015,416
Portfolio	171,558	243,855
Total Domain Services	19,476,217	20,035,208

Network Access Services:
Ting	7,345,157	4,281,431
Total Network Access Services	7,345,157	4,281,431

Network Expenses:
Network, other costs	1,222,096	1,143,644
Network, depreciation and amortization costs	203,566	182,974
Total Network Expenses	1,425,662	1,326,618

	$28,247,036	$25,643,257
Increase over prior period	$2,603,779
Increase - percentage	10%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended March 31,
	2015	2014
Domain Services:
Wholesale
Domain Services	43%	53%
Value Added Services	1%	2%
Total Wholesale	44%	55%

Retail	3%	3%
Portfolio	1%	1%
Total Domain Services	48%	59%

Network Access Services:
Ting	18%	12%
Total Network Access Services	18%	12%

Network Expenses:
Network, other costs	3%	3%
Network, depreciation and amortization costs	1%	1%
Total Network Expenses	4%	4%

	70%	75%

Total cost of revenues for the three months ended March 31, 2015 increased by $2.6 million, or 10%, to $28.2 million when compared to the three months ended March 31, 2014. This increase was primarily the result of increased network access service expenses due to the impact Ting’s larger subscriber base is having on service costs.

Prepaid domain registration and other Internet services fees as of March 31, 2015 remained essentially flat at $57.8 million when compared to March 31, 2014.

Wholesale

Costs for Wholesale for the three months ended March 31, 2015 decreased by $0.7 million, or 4%, to $18.1 million and when compared to the three months ended March 31, 2014. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a handful of large clients migrating their business to their own accreditations.

Retail

Costs for Retail for the three months ended March 31, 2015 increased by $0.2 million, to $1.2 million when compared to the three months ended March 31, 2014. These increases resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended March 31, 2015 decreased by $0.1 million, to $0.2 million when compared to the three months ended March 31, 2014.

Network Access Services

Costs for Network Access Services for the three months ended March 31, 2015 increased by $3.1 million, to $7.3 million when compared to the three months ended March 31, 2014. This increase primarily reflects the impact the larger subscriber base is having on service costs.

Network Costs

Network costs before depreciation and amortization for the three months ended March 31, 2015 increased by $0.1 million, to $1.2 million when compared to the three months ended March 31, 2014.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2015	2014
Sales and marketing	$3,799,175	$4,021,774
Decrease over prior period	$(222,599)
Decrease - percentage	(6)%
Percentage of net revenues	9%	12%

Sales and marketing expenses for the three months ended March 31, 2015 decreased by $0.2 million, or 6%, to $3.8 million when compared to the three months ended March 31, 2014. This decrease related primarily to increased workforce related expenses of $0.2 million incurred in acquiring and servicing Ting subscribers being offset by a lower marketing spend, primarily the result of our decision last year to experiment with broader advertising initiatives as a means of accelerating our brand awareness and consideration.

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

	Three months ended March 31,
	2015	2014
Technical operations and development	$1,114,195	$1,089,898
Increase over prior period	$24,297
Increase - percentage	2%
Percentage of net revenues	3%	3%

Technical operations and development expenses for the three months ended March 31, 2015 remained essentially flat at $1.1 million when compared to the three months ended March 31, 2014.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2015	2014
General and administrative	$1,815,188	$1,767,800
Increase over prior period	$47,388
Increase - percentage	3%
Percentage of net revenues	4%	5%

General and administrative expenses for the three months ended March 31, 2015 increased slightly to $1.8 million when compared to the three months ended March 31, 2014. This increase was primarily the result of increased credit card processing fees and bad debts primarily related to the growth of Ting of $0.2 million when compared to the three months ended March 31, 2014. In addition, during the three months ended March 31, 2015, we recognized a gain on realized foreign exchange of $0.8 million compared to a gain of $0.5 million during the three months ended March 31, 2014. These gains were partially offset by our incurring a loss on foreign exchange revaluation of our foreign denominated assets and liabilities of $0.4 million during the three months ended March 31, 2015 compared to a loss of $0.2 million during the three months ended March 31, 2014.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended March 31,
	2015	2014
Depreciation of property and equipment	$59,262	$56,304
Increase over prior period	$2,958
Increase - percentage	5%
Percentage of net revenues	0%	0%

Depreciation costs remained relatively flat at $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2015	2014
Amortization of intangible assets	$53,215	$219,030
(Decrease) increase over prior period	$(165,815)
Decrease - percentage	(76)%
Percentage of net revenues	0%	1%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of ItsYourDomain.com ("IYD") in July 2007, the acquisition of EPAG Domainservices GmbH ("EPAG") in July 2011 and the acquisition of the BRI Group in February 2015.

Network rights, brand and customer relationships acquired in connection with the acquisitions of IYD, EPAG and the BRI Group are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended March 31,
	2015	2014
Impairment of indefinite life intangible assets	$12,493	$250,688
Decrease over prior period	$(238,195)
Decrease - percentage	(95)%
Percentage of net revenues	0%	1%

As part of our normal renewal process during the three months ended March 31, 2015, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $12,493, have been written off and recorded as impairment of indefinite life intangible assets. During the three months ended March 31, 2014 we assessed that domain names with a book value of $0.3 million should not be renewed and were allowed to expire.

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

	Three months ended March 31,
	2015	2014
Loss on currency forward contracts	$956,858	$551,371
Increase over prior period	$405,487
Increase - percentage	74%
Percentage of net revenues	2%	2%

As of March 31, 2015, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2015. The impact of the fair value adjustment on outstanding contracts for the three months ended March 31, 2015 was a net loss of $0.2 million, compared to a net loss of $0.1 million for the three months ended March 31, 2014 In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.8 million for the three months ended March 30, 2015, compared to a net loss of $0.5 million during the three months ended March 31, 2014.

At March 31, 2015, our balance sheet reflects a net derivative instrument liability of $2.1 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2015	2014
Other income (expense), net	$(24,775)	$(73,833)
Decrease over prior period	$49,058
Decrease - percentage	(66)%
Percentage of net revenues	0%	0%

Other expenses for the three months ended March 31, 2015 decreased to $24,775 when compared to the three months ended March 31, 2014 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended March 31,
	2015	2014
Provision for income taxes	$1,551,693	$251,600
Increase in provision over prior period	$1,300,093
Increase - percentage	517%
Percentage of net revenues	4%	1%

For the three months ended March 31, 2015, we recorded a provision for income taxes of $1.6 million on income before income taxes of $4.4 million, using an estimated effective tax rate for fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2014, we recorded a provision for income taxes of $0.3 million on income before taxes of $0.7 million, using an estimated effective tax rate for the fiscal 2014 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2015 and as of December 31, 2014, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2015 and December 31, 2014, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2015 was a net loss in other comprehensive income of $0.5 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2104 was a net loss in other comprehensive income of $0.2 million.

The following table presents other comprehensive income for the periods presented:

	Three months ended March 31,
	2015	2014
Comprehensive income (loss)	$(544,792)	$(215,467)
Decrease in provision over prior period	$(329,325)
Decrease - percentage	153%
Percentage of net revenues	(1)%	(1)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our cash and cash equivalents balance increased by $5.4 million to $13.7 million when compared to December 31, 2014. Our principal sources of liquidity during the three months ended March 31, 2015 resulted from cash provided by operating activities of $2.9  million, the proceeds of $6.6 million we received on our previously announced agreement to amend our .online joint venture relationship to a marketing agreement, the proceeds of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $0.7 million. The resulting proceeds from the exercise of stock options of $0.7 million includes an excess tax benefit from share based compensation expenses of $0.4 million. These sources of funds were partly offset by our repurchasing 214,089 of our shares for $4.1 million during the quarter through our open market stock buyback that commenced on February 16, 2015, our repurchasing 193,907 shares for $3.6 million through our modified “Dutch auction tender offer” that closed on January 7, 2015 and our investing $0.2 million in additions to property and equipment.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At March 31, 2015 the balance under the 2012 DLRR Loan was $3.5 million and the 2012 DLR Loan was fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiration date.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2015, we held contracts in the amount of $26.2 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2015, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2015 was $2.9 million, as compared to our using $39,000 during the three months ended March 31, 2014.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2015 was $3.3 million. Net income included non-cash charges and recoveries of $0.5 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital used $0.3 million. Positive contributions of $2.9 million from movements in deferred revenue, income taxes, accounts payable and accreditation fees payable were offset by our utilizing $3.2 million to fund a reduction in customer deposits and increases in deferred registration costs, prepaid expenses and deposits, accounts receivable, inventory and accrued liabilities.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 30, 2015 totaled $3.6 million as compared to our generating $1.2 million during the three months ended March 31, 2014. Net cash outflows amounting to $7.7 million resulted from $4.1 million used to fund our repurchasing 214,089 of our shares during the quarter through our open market stock buyback that commenced on February 16, 2015 and our repurchasing of 193,907 shares for $3.6 million through our modified “Dutch auction tender offer” that closed on January 7, 2015. These cash outflows were partially offset by cash inflows of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $0.7 million. The resulting proceeds from the exercise of stock options of $0.7 million includes an excess tax benefit from share based compensation expenses of $0.4 million.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2015 generated net cash of $6.0 million.

Investing activities benefited from the proceeds of $6.6 million we received on our previously announced agreement with our .online joint venture partners to release each other from any and all obligations under the .online joint venture Term Sheet and instead enter into a Joint Marketing Agreement to launch marketing programs, with incentives and obligations to ensure the success of the .online registry. These marketing arrangements will contribute $1.5 million, which will be recognized evenly over the term of the marketing agreement once .online is generally available.

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the BRI Group) for a consideration of approximately $3.6 million. The purchase price was satisfied through our releasing $3.1 million from the escrow accounts established during Fiscal 2014 and an additional payment of $0.4 million made at closing. In addition, we used $0.2 million to acquire additional property and equipment.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our contractual obligations. As of March 31, 2015, there have been no material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2015. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2015, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April – June, 2015	$6,500,000	1.1042	$(833,264)
July – September, 2015	6,500,000	1.1282	(716,111)
October – December, 2015	6,500,000	1.1536	(589,893)
Total	$19,500,000	1.1287	$(2,139,268)

As of March 31, 2015, we had $19.5 million of outstanding foreign exchange forward contracts which will convert to CDN $22.0 million. Of these contracts, $16.5 million met the requirements for hedge accounting (March 31, 2014 - $20.1 million of which $15.6 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2015. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2015 of approximately $0.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy, and commercial paper. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining an allowance for doubtful accounts based on historical experience and our expectation of future losses.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2015, management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014 (“material weakness”).

We have made progress remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 which is described in the next section. Notwithstanding the material weaknesses described in Item 9A of the 2014 Annual Report on Form 10-K, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b) Changes in Internal Control over Financial Reporting

Except as set forth below, during the three months ended March 31, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we are in the process of remediating the material weakness in our internal control over financial reporting.  Our remediation plan includes our taking steps to redesign processes and controls to ensure a more precise independent review is performed for manual journal entries and reconciliations, where appropriate, relating to critical calculations and estimates. In addition, we are assessing tools and potential enhancements to document, support and review manual journal entries and account reconciliation processes. We are also evaluating our financial team organizational structure, and what changes to roles and responsibilities we can make to enhance controls and compliance.

Management, with the oversight of the Audit Committee of the Board of Directors, has made substantial progress toward remediation of the material weakness through the following actions:

●	redesign and implementation of enhanced policies and procedures for preparation and review of account reconciliations;

●	development of policies and standard procedures for the documentation and review of manual journal entries; and

●	hiring of temporary resources to provide capacity to fully implement and sustain adherence to redesigned policies and procedures while recruitment of permanent resources are underway.

When fully implemented and operating effectively, we expect these enhancements will remediate the material weakness described above.  We have incurred and expect to incur additional costs associated with our remediation efforts.  We plan to remediate the material weakness during our fiscal year ending December 31, 2015.  However, we cannot determine how long it will take to fully and effectively execute our remediation plan, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. There have been no material changes to these risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 14, 2012).

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

Date: May 8, 2015	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1.1

Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 29, 2007).

3.1.2	Articles of Amendment to Fourth Amended and Restated Articles of Incorporation of Tucows Inc. (Incorporated by reference to Exhibit 3.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on January 3, 2014).
3.2	Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows' Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).
3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 14, 2012).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.