Form 10-Q
period 2015-06-30
TUCOWS INC /PA/
filed 2015-08-10
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 11,100,851 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, RealNames®, Ting® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,300,762	$8,271,377
Accounts receivable, net of allowance for doubtful accounts of $122,953 as of June 30, 2015 and $125,766 as of December 31, 2014	8,208,238	6,789,685
Inventory	619,413	393,774
Prepaid expenses and deposits	5,678,128	3,697,292
Prepaid domain name registry and ancillary services fees, current portion	46,922,331	44,614,858
Other assets (note 5)	-	8,199,000
Deferred tax asset, current portion (note 9)	3,316,406	2,498,196
Income taxes recoverable	227,759	997
Total current assets	80,273,037	74,465,179

Prepaid domain name registry and ancillary services fees, long-term portion	11,676,068	11,764,765
Property and equipment	6,156,918	1,609,787
Deferred tax asset, long-term portion (note 9)	5,417,090	4,880,423
Intangible assets (note 7)	14,768,934	14,202,585
Goodwill (note 7)	21,005,143	18,873,127
Total assets	$139,297,190	$125,795,866

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,777,159	$3,579,920
Accrued liabilities	5,274,863	3,941,549
Customer deposits	4,914,645	4,461,727
Derivative instrument liability, (note 6)	1,374,202	1,115,805
Deferred rent, current portion	10,783	-
Loan payable (note 8)	3,500,000	-
Deferred revenue, current portion	58,633,546	55,495,566
Accreditation fees payable, current portion	503,644	466,201
Deferred tax liability, current portion (note 9)	24,765	-
Income taxes payable (note 9)	1,483,258	473,480
Total current liabilities	79,496,865	69,534,248

Derivative instrument liability, long-term portion (note 6)	149,445	-
Deferred revenue, long-term portion	15,639,306	15,610,753
Accreditation fees payable, long-term portion	122,846	128,243
Deferred rent, long-term portion	92,642	92,878
Other liabilities (note 10)	1,545,832	-
Deferred tax liability, long-term portion (note 9)	5,015,677	4,787,351

Redeemable non-controlling interest (note 4)	3,012,150	-

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;11,083,976 shares issued and outstanding as of June 30, 2015 and 11,329,732 shares issued and outstanding as of December 31, 2014	14,411,616	14,130,059
Additional paid-in capital	22,492,630	29,090,058
Deficit	(1,848,495)	(6,955,283)
Accumulated other comprehensive income (loss)	(833,324)	(622,441)
Total stockholders' equity	34,222,427	35,642,393
Total liabilities and stockholders' equity	$139,297,190	$125,795,866

Commitments and contingencies (note 13)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net revenues (note 12)	$42,889,220	$35,588,001	$83,357,053	$69,990,395

Cost of revenues (note 12):
Cost of revenues	28,250,672	24,736,004	55,072,046	49,052,643
Network expenses	1,494,838	1,144,697	2,716,934	2,288,341
Depreciation of property and equipment	279,929	173,963	479,571	356,937
Amortization of intangible assets (note 7)	11,532	-	15,456	-
Total cost of revenues	30,036,971	26,054,664	58,284,007	51,697,921

Gross profit	12,852,249	9,533,337	25,073,046	18,292,474

Expenses:
Sales and marketing	4,847,963	3,762,441	8,647,138	7,784,215
Technical operations and development	1,189,276	1,107,532	2,303,471	2,197,430
General and administrative	2,173,254	1,886,319	3,988,442	3,654,119
Depreciation of property and equipment	62,022	52,538	121,284	108,842
Amortization of intangible assets (note 7)	56,997	219,030	110,212	438,060
Impairment of indefinite life intangible assets (note 7)	37,805	326,457	50,298	577,145
Loss on currency forward contracts (note 6)	602,439	96,545	1,559,297	647,916
Total expenses	8,969,756	7,450,862	16,780,142	15,407,727

Income from operations	3,882,493	2,082,475	8,292,904	2,884,747

Other income (expense):
Interest expense, net	(57,402)	(69,348)	(82,177)	(143,181)
Total other income (expense)	(57,402)	(69,348)	(82,177)	(143,181)

Income before provision for income taxes	3,825,091	2,013,127	8,210,727	2,741,566

Provision for income taxes (note 9)	1,540,096	665,945	3,091,789	917,545

Net income before redeemable non-controlling interest	2,284,995	1,347,182	5,118,938	1,824,021

Redeemable non-controlling interest	(49,985)	-	(71,467)	-

Net (earnings) loss attributable to redeemable non-controlling interest	49,985	-	71,467	-

Net income	2,284,995	1,347,182	5,118,938	1,824,021

Other comprehensive income (loss), net of tax
Gain (loss) on hedging activities	(38,046)	285,136	(998,912)	(165,382)
Net amount reclassified to earnings	371,955	145,141	788,029	380,192
Other comprehensive income (loss) net of tax of $184,262 and $224,137 for the three months ended June 30, 2015 and June 30, 2014 and $135,616 and $111,897 for the six months ended June 30, 2015 and June 30, 2014	333,909	430,277	(210,883)	214,810

Comprehensive income for the period	$2,618,904	$1,777,459	$4,908,055	$2,038,831

Basic earnings per common share (note 11)	$0.21	$0.12	$0.46	$0.16

Shares used in computing basic earnings per common share (note 11)	11,047,136	11,219,101	11,094,618	11,124,357

Diluted earnings per common share (note 11)	$0.20	$0.11	$0.44	$0.16

Shares used in computing diluted earnings per common share (note 11)	11,456,670	11,729,547	11,518,105	11,684,529

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash provided by:
Operating activities:
Net income for the period	$2,284,995	$1,347,182	$5,118,938	$1,824,021
Items not involving cash:
Depreciation of property and equipment	341,951	226,501	600,855	465,779
Amortization of intangible assets	68,529	219,030	125,668	438,060
Impairment of indefinite life intangible asset	37,805	326,457	50,298	577,145
Deferred income taxes recovery	(801,919)	(415,246)	(966,169)	(758,477)
Excess tax benefits from share-based compensation expense	-	594,899	-	(418,901)
Amortization of deferred rent	13,039	9,168	10,547	12,380
Disposal of domain names	11,357	7,247	17,685	8,869
Loss (gain) on change in the fair value of forward contracts	(97,451)	(192,460)	61,342	(105,314)
Stock-based compensation	124,605	85,357	249,653	186,334
Change in non-cash operating working capital:
Accounts receivable	(1,088,453)	(350,806)	(1,257,038)	(1,613,727)
Inventory	(45,294)	28,293	(158,444)	(171,454)
Prepaid expenses and deposits	(592,614)	(259,698)	(1,892,392)	(626,534)
Prepaid domain name registry and ancillary services fees	(755,932)	(606,215)	(2,218,776)	(2,421,898)
Income taxes recoverable	121,248	(133,242)	783,016	(566,543)
Accounts payable	(109,990)	(866,473)	7,576	803,942
Accrued liabilities	1,169,753	253,027	1,110,533	(169,371)
Customer deposits	589,361	16,054	452,918	(13,075)
Deferred revenue	983,586	867,445	3,045,096	3,616,378
Accreditation fees payable	(18,981)	(21,755)	32,046	28,332
Net cash provided by operating activities	2,235,595	1,134,765	5,173,352	1,095,946

Financing activities:
Proceeds received on exercise of stock options	299,472	130,782	547,455	1,041,863
Excess tax benefits from share-based compensation expense	676,060	-	1,088,702	1,013,800
Repurchase of common stock	(489,536)	-	(8,201,681)	(82,286)
Proceeds received on loan payable	-	-	3,500,000	-
Repayment of loan payable	-	(325,000)	-	(941,667)
Net cash provided by / (used in) financing activities	485,996	(194,218)	(3,065,524)	1,031,710

Investing activities:
Additions to property and equipment	(1,149,020)	(313,281)	(1,340,782)	(382,026)
Gross proceeds from the waiver of rights to .online registry	-	-	6,619,832	-

Additional cost of acquisition of Ting Virginia, LLC., net of cash of $21,423	50,000	-	(357,493)	-
Net cash provided by (used in) investing activities	(1,099,020)	(313,281)	4,921,557	(382,026)

Increase in cash and cash equivalents	1,622,571	627,266	7,029,385	1,745,630

Cash and cash equivalents, beginning of period	13,678,191	13,537,252	8,271,377	12,418,888
Cash and cash equivalents, end of period	$15,300,762	$14,164,518	$15,300,762	$14,164,518

Supplemental cash flow information:
Interest paid	$57,409	$69,437	$96,302	$143,386
Income taxes paid, net	$1,380,448	$588,916	$1,944,470	$1,258,540

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$70,577	$19,637	$70,577	$19,637

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a provider of retail mobile phone service and fixed Internet access as well as a global distributor of Internet Services, such as domain name registration, digital certificates and email. The Company’s Internet Services are distributed through its global Internet-based distribution network of Internet service providers, web hosting companies and other companies that provide services to end-users.

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2015 and the results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

There have been no material changes to our significant accounting policies during the three months ended June 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

For purposes of clarification, significant accounting policies regarding revenue recognition, property and equipment and derivative financial instruments are included below:

(a) Revenue recognition

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

The Company’s revenues are also derived from domain name registration fees on both a wholesale and retail basis, the sale of domain names, the provisioning of other Internet services, advertising, and other revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

The Company earns registration fees in connection with each new, renewed and transferred-in registration and from provisioning other Internet services to resellers and registrars on a monthly basis. Service has been provided in connection with registration fees once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

(b) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

Asset	Rate
Computer equipment	30%
Computer software	100%
Furniture and equipment	20%
Vehicles and tools	20%
Fiber network (years)	15
Customer equipment and installations (years)	3
Leasehold improvements	Over term of lease

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

Additions to the fiber network are recorded at cost, including all material, labor, vehicle and installation and construction costs and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the fiber network level and not on a specific asset basis. For assets that are retired, the estimated historical cost and related accumulated depreciation is removed.

(c) Derivative Financial Instruments

During the three and six months ended June 30, 2015 and the year ended December 31, 2014 ("Fiscal 2014"), we used derivative financial instruments to manage foreign currency exchange risk. We account for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for the Company for annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company) and for interim reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not intend to adopt the standard early and is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of ASU 2015-03 to materially impact our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if the customer has the contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  Early adoption of the standard is permitted.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 (January 1, 2017 for the Company) and early adoption is permitted as of the beginning of an interim or annual reporting period. The implementation of the amendments in ASU 2015-11 are to be made on a prospective basis after the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements.

4. Acquisitions:

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for a consideration of approximately $3.6 million, subject to additional customary adjustments as anticipated in the purchase agreement, primarily related to estimated working capital levels at closing. On June 17, 2015, the final working capital adjustment was determined and $50,000 was refunded from the escrow account to Ting Fiber, Inc. Ting Virginia, LLC is an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge InternetWorks. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. The purchase price was primarily satisfied through an advance under our 2012 DLR Loan facility.

Ting Fiber Inc. and the selling shareholders (the “Minority Shareholders”) also agreed to certain put and call options with regard to the remaining 30% interest in Ting Virginia, LLC retained by the Minority Shareholders. On the second anniversary of the closing date, Ting Fiber, Inc. may exercise a call option to purchase an additional 20% ownership interest in Ting Virginia, LLC. Contingent upon the exercise of the call option by Ting Fiber, Inc. the Minority Shareholders may exercise a put option within 7 days following the exercise of the call option by Ting Fiber, Inc., to sell their remaining 10% ownership interest in Ting Virginia, LLC. The consideration to be exchanged for the shares acquired or sold under the options shall be $100,000 per percentage point of the equity interest acquired.

In addition, on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option under which Ting Fiber, Inc. shall be irrevocably obligated to purchase the Minority Shareholders’ remaining interest for $120,000 per percentage point of the equity interest acquired for a total of $3,600,000.

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a discount rate of 5% over the periods of up to four years from the acquisition date. Subsequently, this amount was increased by $12,150 to $3,012,150 to reflect the present value of this Redeemable non-controlling interest as at June 30, 2015.

The purchase consideration is comprised as follows:

Cash	$3,135,140
Less refund from working capital adjustment	(50,000)
Assumption of debt	418,775
Redeemable non-controlling interest	3,000,000
$6,503,915

The following table represents the purchase price allocation based on the estimated fair values of the assets

Current assets (including cash of $21,423)	$338,577
Current liabilities	(529,702)

Property and equipment, including:
Fiber network	3,456,024
Computer equipment	200,000
Furniture and equipment	5,000
Vehicles	92,000
Leasehold improvements	50,000

Intangible assets, including:
Network rights	692,000
Customer relationships	68,000

Goodwill	2,132,016

Net assets acquired	$6,503,915

The goodwill recorded on the acquisition is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $0.2 million. All accounts receivable acquired at acquisition are expected to be collectable.

The acquisition had no significant impact on revenues and net earnings for the three and six months ended June 30, 2015. There was also no significant impact on the Company’s revenues and net income on a pro forma basis for all periods presented.

The Company acquired new classes of assets in this acquisition, namely fiber network and vehicles. The Company has accordingly, in connection with its depreciation policies, added additional disclosure in note 2 (b) above.

5. Other assets:

Other assets are comprised of the following:

	Six months ended June 30, 2015	Year ended December 31, 2014
Amounts in escrow advanced to acquire a controlling ownership interest in Ting Virginia, LLC (see note 4)	$—	$3,125,000
Amounts advanced to the joint venture with Radix FZC and NameCheap Inc. which was terminated in February 2015 (note 10)	—	5,074,000
	$—	$8,199,000

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

The Company has designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2015, is recorded as derivative instrument liabilities.

As of June 30, 2015, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $24.0 million, of which $20.4 million met the requirements of ASC Topic 815 and were designated as hedges (June 30, 2014 - $13.5 million of which $10.5 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the six months ended June 30, 2015, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of June 30, 2015	As of December 31, 2014
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(230,472)	$(169,129)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(1,293,175)	$(946,676)

Total foreign currency forward contracts	Derivative instruments	$(1,523,647)	$(1,115,805)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended June 30, 2015:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – March 31, 2015	$(1,811,346)	$644,113	$(1,167,233)

Other comprehensive income (loss)before reclassifications	(59,041)	20,995	(38,046)
Amount reclassified from accumulated other comprehensive income	577,212	(205,257)	371,955
Other comprehensive income (loss) for the three months ended June 30, 2015	518,171	(184,262)	333,909

Ending AOCI balance – June 30, 2015	$(1,293,175)	$459,851	$(833,324)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the six months ended June 30, 2015:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Other comprehensive income (loss)before reclassifications	(1,569,387)	570,475	(998,912)
Amount reclassified from accumulated other comprehensive income	1,222,888	(434,859)	788,029
Other comprehensive income (loss) for the six months ended June 30, 2015	(346,499)	135,616	(210,883)

Ending AOCI balance – June 30, 2015	$(1,293,175)	$459,851	$(833,324)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2015 and June 30, 2014 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(269,645)
Foreign currency forward contracts for the three months ended June 30, 2015	$333,909	Cost of revenues	(102,310)	Operating expenses	$(8,741)

		Operating expenses	$(200,756)
Foreign currency forward contracts for the three months ended June 30, 2014	$430,277	Cost of revenues	(31,457)	Operating expenses	$—

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2015 and June 30, 2014 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(571,235)
Foreign currency forward contracts for the six months ended June 30, 2015	$(210,883)	Cost of revenues	(216,794)	Operating expenses	$(31,323)

		Operating expenses	$(506,138)
Foreign currency forward contracts for the six months ended June 30, 2014	$214,810	Cost of revenues	(72,101)	Operating expenses	$—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.1 million upon settlement and a gain of $0.1 million for the change in fair value of outstanding contracts for the three months ended June 30, 2015, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a gain of $0.2 million for the change in fair value of outstanding contracts for the three months ended June 30, 2014, in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of $0.2 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the six months ended June 30, 2015, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.2 million upon settlement and a gain of $0.1 million for the change in fair value of outstanding contracts for the six months ended June 30, 2014, in the consolidated statement of operations and comprehensive income.

7. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	BRI Group	Total

Balances, December 31, 2014	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$-	$18,873,127

Acquisition of Ting Virginia, February 2015	-	-	-	-	-	2,182,016	2,182,016
Balances, March 31, 2015	2,044,847	4,072,297	5,801,040	6,072,623	882,320	2,182,016	21,055,143

Less refund on finalization of working capital adjustment	-	-	-	-	-	(50,000)	(50,000)

Balances, June 30, 2015	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$2,132,016	$21,005,143

The Company’s goodwill relates 90% to its Domain Services operating segment and 10% to its Network Access Services operating segment.

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

A summary of acquired intangible assets for the three months ended June 30, 2015 is as follows:

	Brand	Customer relationships	Network rights	Surname domain names	Direct navigation domain names
	7 years	4 - 7 years	15 years	indefinite life	indefinite life	Total

Net book value, March 31, 2015	$102,800	$647,715	$688,076	$11,516,213	$1,931,821	$14,886,625

Sales of domain names	-	-	-	(1,947)	(9,410)	(11,357)
Impairment of domain names	-	-	-	(33,100)	(4,705)	(37,805)
Amortization expense	(7,710)	(49,287)	(11,532)	-	-	(68,529)

Net book value, June 30, 2015	$95,090	$598,428	$676,544	$11,481,166	$1,917,706	$14,768,934

A summary of acquired intangible assets for the six months ended June 30, 2015 is as follows:

	Brand	Customer relationships	Network rights	Surname domain names	Direct navigation domain names
	7 years	4 - 7 years	15 years	indefinite life	indefinite life	Total

Net book value, December 31, 2014	$110,510	$625,220	$-	$11,525,624	$1,941,231	$14,202,585

Acquisition of BRI Group, February 2015	-	68,000	692,000	-	-	760,000
Sales of domain names	-	-	-	(3,570)	(14,115)	(17,685)
Impairment of domain names	-	-	-	(40,888)	(9,410)	(50,298)
Amortization expense	(15,420)	(94,792)	(15,456)	-	-	(125,668)

Net book value, June 30, 2015	$95,090	$598,428	$676,544	$11,481,166	$1,917,706	$14,768,934

As of June 30, 2015, the accumulated amortization for the definite life intangibles was $5.8 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal should not be renewed. Accordingly, for the three months ended June 30, 2015, domain names, with a book value of $37,805 (three months ended June 30, 2014 - $0.3 million), were not renewed and were recorded as an impairment of indefinite life intangible assets. For the six months ended June 30, 2015, domain names, with a book value of $50,298 (six months ended June 30, 2014 - $0.6 million), were not renewed and were recorded as an impairment of indefinite life intangible assets.

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

On January 7, 2015, the Company successfully concluded a modified Dutch auction tender offer (the “Tender Offer”, which was funded from available cash. Under the terms of the Tender Offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. At June 30, 2015, the outstanding balance under the 2012 DLR Loan was $3.5 million (December 31, 2014 - Nil).

During the three months ended June 30, 2015 no amounts were drawn down on the 2012 DLRR Loan. At June 30, 2015, the 2012 DLRR Loan was fully repaid. This financing arrangement remain available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2015, the Company held contracts in the amount of $24.0 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of June 30, 2015, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As at and for the period ended, June 30, 2015, the Company was in compliance with these covenants. As at and for the period ended, June 30, 2014, the Company was in compliance with these covenants.

9. INCOME TAXES

For the three months ended June 30, 2015, the Company recorded a provision for income taxes of $1.5  million on income before income taxes of $3.8  million, using an estimated effective tax rate for the fiscal year ending December 31, 2015 (“Fiscal 2015”) adjusted for certain minimum state taxes. Comparatively, for the three months ended June 30, 2014, the Company recorded a provision for income taxes of $0.7 million on income before taxes of $2.0 million, using an estimated effective tax rate for the 2014 fiscal year.

For the six months ended June 30, 2015, the Company recorded a provision for income taxes of $3.0 million on income before income taxes of $8.2 million, using an estimated effective tax rate for Fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2014, the Company recorded a provision for income taxes of $0.9 million on income before taxes of $2.7 million, using an estimated effective tax rate for its fiscal year ending December 31, 2014.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of June 30, 2015 and as of December 31, 2014, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2015 and December 31, 2014, respectively.

10. OTHER LIABILITIES:

In February 2015, the Company waived its rights under the formerly proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with its venture partners under which its original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. These marketing arrangements have resulted in the Company recognizing a gain of $1.5 million, which will be recognized evenly over the three-year term of the marketing agreement once .online is generally available.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Numerator for basic and diluted earnings per common share:
Net income for the period	$2,284,995	$1,347,182	$5,118,938	$1,824,021
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	11,047,136	11,219,101	11,094,618	11,124,357
Effect of outstanding stock options	409,534	510,446	423,487	560,172
Diluted weighted average number of shares outstanding	11,456,670	11,729,547	11,518,105	11,684,529
Basic earnings per common share	$0.21	$0.12	$0.46	$0.16
Diluted earnings per common share	$0.20	$0.11	$0.44	$0.16

For the three months ended June 30, 2015, outstanding options to purchase 45,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the six months ended June 30, 2015, outstanding options to purchase 114,400 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the six months ended June 30, 2015, 193,907 common shares were repurchased and cancelled under the terms of the Tender Offer announced in December 2014.

During the three and six months ended June 30, 2015, 25,413 and 239,502 common shares respectively were repurchased and cancelled under the terms of our stock repurchase program announced in February 2015.

During the six months ended June 30, 2014, 6,092 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2014, none of which occurred during the quarter ended June 30, 2014.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 include reductions in the number of shares outstanding due to these repurchases.

12. SEGMENT REPORTING:

(a)          We are organized and managed based on two segments, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The two segments are Network Access Services and Domain Services are described as follows:

1.

Network Access Services - This segment derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting to customers in Central Virginia through its acquisition of a 70% share in Ting Virginia, LLC. Revenues are generated in the United States.

2.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

Three months ended June 30, 2015	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,471,251	$15,417,969	$42,889,220
Cost of Revenues	19,752,035	8,498,637	28,250,672
Gross Profit before network expenses	7,719,216	6,919,332	14,638,548

Network expenses			1,786,299
Gross Profit			12,852,249

Expenses:
Sales and marketing			4,847,963
Technical operations and development			1,189,276
General and administrative			2,173,254
Depreciation of property and equipment			62,022
Amortization of intangibles			56,997
Impairment of indefinite life intangible assets			37,805
Loss on currency forward contracts			602,439
Income from operations			3,882,493
Other expenses, net			57,402
Income before provision for income taxes			$3,825,091

Six months ended June 30, 2015	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$55,012,070	$28,344,983	$83,357,053
Cost of Revenues	39,228,252	15,843,794	55,072,046
Gross Profit before network expenses	15,783,818	12,501,189	28,285,007

Network expenses			3,211,961
Gross Profit			25,073,046

Expenses:
Sales and marketing			8,647,138
Technical operations and development			2,303,471
General and administrative			3,988,442
Depreciation of property and equipment			121,284
Amortization of intangibles			110,212
Impairment of indefinite life intangible assets			50,298
Loss on currency forward contracts			1,559,297
Income from operations			8,292,904
Other expenses, net			82,177
Income before provision for income taxes			$8,210,727

Three months ended June 30, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$27,328,156	$8,259,845	$35,588,001
Cost of Revenues	19,696,030	5,039,974	24,736,004
Gross Profit before network expenses	7,632,126	3,219,871	10,851,997

Network expenses			1,318,660
Gross Profit			9,533,337

Expenses:
Sales and marketing			3,762,441
Technical operations and development			1,107,532
General and administrative			1,886,319
Depreciation of property and equipment			52,538
Amortization of intangibles			219,030
Write-off / impairment of indefinite life intangible assets			326,457
Loss on currency forward contracts			96,545
Income from operations			2,082,475
Other expenses, net			69,348
Income before provision for income taxes			$2,013,127

Six months ended June 30, 2014	Domain Name Services	Network Access Services	Consolidated Totals
Net Revenues	$55,018,418	$14,971,977	$69,990,395
Cost of Revenues	39,731,238	9,321,405	49,052,643
Gross Profit before network expenses	15,287,180	5,650,572	20,937,752

Network expenses			2,645,278
Gross Profit			18,292,474

Expenses:
Sales and marketing			7,784,215
Technical operations and development			2,197,430
General and administrative			3,654,119
Depreciation of property and equipment			108,842
Amortization of intangibles			438,060
Write-off / impairment of indefinite life intangible assets			577,145
Loss on currency forward contracts			647,916
Income from operations			2,884,747
Other expenses, net			143,181
Income before provision for income taxes			$2,741,566

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$21,286,863	$21,503,086	$42,461,994	$43,152,040
Value Added Services	2,355,837	2,395,726	4,597,835	4,999,331
Total Wholesale	23,642,700	23,898,812	47,059,829	48,151,371

Retail	3,009,465	2,540,538	5,885,193	4,924,601
Portfolio	819,086	888,806	2,067,048	1,942,446
Total Domain Services	27,471,251	27,328,156	55,012,070	55,018,418

Network Access Services:
Ting	15,417,969	8,259,845	28,344,983	14,971,977
Total Network Access Services	15,417,969	8,259,845	28,344,983	14,971,977

	$42,889,220	$35,588,001	$83,357,053	$69,990,395

During the three and six months ended June 30, 2015 and 2014, no customer accounted for more than 10% of total revenue. As at June 30, 2015 two customers accounted for 21% of accounts receivable. At June 30, 2014, one customer accounted for 12% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$17,749,516	$17,809,325	$35,297,543	$36,044,540
Value Added Services	501,518	563,011	1,037,650	1,103,733
Total Wholesale	18,251,034	18,372,336	36,335,193	37,148,273

Retail	1,322,620	1,110,659	2,543,120	2,126,075
Portfolio	178,381	213,035	349,939	456,890
Total Domain Services	19,752,035	19,696,030	39,228,252	39,731,238

Network Access Services:
Ting	8,498,637	5,039,974	15,843,794	9,321,405
Total Network Access Services	8,498,637	5,039,974	15,843,794	9,321,405

Network Expenses:
Network, other costs	1,494,838	1,144,697	2,716,934	2,288,341
Network, depreciation and amortization costs	291,461	173,963	495,027	356,937
Total Network Expenses	1,786,299	1,318,660	3,211,961	2,645,278

	$30,036,971	$26,054,664	$58,284,007	$51,697,921

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2015	December 31, 2014
Canada	$1,245,594	$1,131,883
United States	4,840,253	379,891
Germany	71,071	98,013
	$6,156,918	$1,609,787

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	June 30, 2015	December 31, 2014
United States	$736,992	$—
Germany	633,070	735,730
	$1,370,062	$735,730

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	June 30, 2015	December 31, 2014
Canada	$8,733,496	$7,378,619
	$8,733,496	$7,378,619

(g)           Valuation and qualifying accounts:

	Balance at beginning period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period
Allowance for doubtful accounts, excluding provision for credit notes
Six months ended June 30, 2015	$125,766	$2,813	$—	$122,953
Year ended December 31, 2014	$91,226	$(34,540)	$—	$125,766

13. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2015 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

14. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended June 30, 2015:

					Accumulated
			Additional		other	Total
	Common stock		paid in		comprehensive	stockholders
	Number	Amount	capital	Deficit	income	equity

Balance, March 31, 2015	10,996,733	$13,975,005	$22,318,640	$(4,121,340)	$(1,167,233)	$31,005,072

Exercise of stock options	112,656	469,394	(169,922)	-	-	299,472
Repurchase and retirement of shares	(25,413)	(32,783)	(456,753)	-	-	(489,536)
Stock-based compensation	-	-	124,605	-	-	124,605
Income tax effect related to stock options exercised	-	-	676,060	-	-	676,060
Net income for the period	-	-	-	2,284,995	-	2,284,995
Increase to reflect the present value of Redeemable non-controlling interest	-	-	-	(12,150)	-	(12,150)
Unrealized loss on foreign currency forward contracts treated as hedges	-	-	-	-	(38,046)	(38,046)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	-	-	-	-	371,955	371,955

Balance, June 30, 2015	11,083,976	$14,411,616	$22,492,630	$(1,848,495)	$(833,324)	$34,222,427

The following unaudited table summarizes stockholders' equity transactions for the six month period ended June 30, 2015:

					Accumulated
			Additional		other	Total
	Common stock		paid in		comprehensive	stockholders
	Number	Amount	capital	Deficit	income	equity

Balance, December 31, 2014	11,329,732	$14,130,059	$29,090,058	$(6,955,283)	$(622,441)	$35,642,393

Exercise of stock options	187,653	830,343	(282,888)	-	-	547,455
Repurchase and retirement of shares	(433,409)	(548,786)	(7,652,895)	-	-	(8,201,681)
Stock-based compensation	-	-	249,653	-	-	249,653
Income tax effect related to stock options exercised	-	-	1,088,702	-	-	1,088,702
Net income for the period	-	-	-	5,118,938	-	5,118,938
Increase to reflect the present value of Redeemable non-controlling interest	-	-	-	(12,150)	-	(12,150)
Unrealized loss on foreign currency forward contracts treated as hedges	-	-	-	-	(998,912)	(998,912)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	-	-	-	-	788,029	788,029

Balance, June 30, 2015	11,083,976	$14,411,616	$22,492,630	$(1,848,495)	$(833,324)	$34,222,427

On January 8, 2015, the Company announced that it successfully concluded the Tender Offer that was previously announced on December 8, 2014. Under the terms of the offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the Tender Offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the Tender Offer, as of January 7, 2015, the Company had 11,135,825 shares issued and outstanding.

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and will terminate on or before February 15, 2016. The Company repurchased 25,413 and 239,502 shares under this program during the three and six months ended June 30, 2015 for a total of $489,536 and $4,544,592, respectively.

On March 5, 2014, the Company announced a stock buyback program to repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on March 4, 2014. The Company repurchased 6,092 shares under this program during the six months ended June 30, 2014 (none of which occurred during the quarter ended June 30, 2014) for a total of $82,286.

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

Details of stock option transactions for the three months ended June 30, 2015 and June 30, 2014 are as follows:

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	943,323	$6.23	1,107,257	$3.97
Granted	—	—	—	—
Exercised	(112,656)	2.66	(48,108)	2.72
Forfeited	(1,716)	13.15	(6,091)	5.71
Expired	(1,875)	2.40	(750)	3.20
Outstanding, end of period	827,076	$6.69	1,052,308	$4.01
Options exercisable, end of period	581,433	$4.58	824,641	$3.34

Details of stock option transactions for the six months ended June 30, 2015 and June 30, 2014 are as follows:

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share
Outstanding, beginning of period	976,062	$6.23	1,407,639	$3.80
Granted	45,000	19.41	—	—
Exercised	(187,653)	2.92	(340,021)	3.06
Forfeited	(4,458)	12.46	(11,685)	5.64
Expired	(1,875)	2.40	(3,625)	3.36
Outstanding, end of period	827,076	$6.69	1,052,308	$4.01
Options exercisable, end of period	581,433	$4.58	824,641	$3.34

As of June 30, 2015, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted Average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
$2.40	-	$2.92	358,111	$2.80	2.0	$8,969,483	334,192	$2.79	$8,373,182
$3.00	-	$5.76	210,875	$5.08	3.2	4,801,234	163,307	$4.95	3,739,827
$8.56	-	$10.16	116,815	$9.13	4.8	2,186,611	57,059	$8.94	1,078,921
$14.67	-	$19.41	141,275	$16.93	5.7	1,542,360	26,875	$15.37	335,313
			827,076	$6.69	3.4	$17,499,688	581,433	$4.58	$13,527,243

Total unrecognized compensation cost relating to unvested stock options at June 30, 2015, prior to the consideration of expected forfeitures, was approximately $1,087,354 and is expected to be recognized over a weighted average period of 2.3 years.

The Company recorded stock-based compensation of $124,605 and $249,653 for the three and six months ended June 30, 2015 and $85,357 and $186,334 for the three and six months ended June 30, 2014, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

	June 30, 2015
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

Derivative instrument liability	$—	$1,523,647	$—	$1,523,647
Total Liabilities	$—	$1,523,647	$—	$1,523,647

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

This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements except to the extent of any obligations under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended. These statements are not guarantees of future performance.

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they access the Internet (at home or on the go) or Internet services such as domain name registration, email and other Internet services. We are organized and managed based on two service offerings, Network Access Services and Domain Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our principal place of business is located in Canada. We report our financial results as two operating segments, Network Access Services, which derives revenue from the sale of retail mobile phones and services as well as high speed Internet access, Internet hosting and network consulting services to individuals and small businesses, and Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our chief operating decision maker regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue separately.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting to customers in Central Virginia through its acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. Ting manages mobile telephony services for over 113,000 subscribers and has over 178,000 devices under management.

Domain Services

Domain Services include wholesale and retail domain name registration services, value added services and portfolio services. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 13.3 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

Retail, primarily our Hover website, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our RealNames Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Portfolio generates revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD program.

For the three months ended June 30, 2015 and June 30, 2014, we reported revenue of $42.9 million and $35.6 million, respectively. For the three months ended June 30, 2015 and June 30, 2014, our OpenSRS domain service offering accounted for 50% and 61% of our total revenue, respectively.

For the six months ended June 30, 2015 and June 30, 2014, we reported revenue of $83.4 million and $70.0 million, respectively. For the six months ended June 30, 2015 and June 30, 2014, our OpenSRS domain service offering accounted for 51% and 62% of our total revenue, respectively.

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operating performance:

Adjusted EBITDA

Tucows reports all financial information required in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance and to project our future earnings and cash flows, we typically disclose and discuss a non-GAAP financial measure, Adjusted EBITDA, on investor conference calls and related events that exclude non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance and the comparability of our operating results from period to period.

The Company believes that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses. Adjusted EBITDA is one of the primary measures the Company uses for planning and budgeting purposes, incentive compensation and to monitor and evaluate our financial and operating results. Since adjusted EBITDA is a non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. See the Consolidated Statements of Cash Flows included in the attached financial statements. Non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same captions and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of adjusted EBITDA to net income based on U.S. GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

Adjusted EBITDA excludes depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, net deferred revenue, which comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation, unrealized foreign exchange gain/loss from the translation of monetary accounts denominated in non U.S. dollars to U.S. dollars as well as the revaluation of foreign exchange contracts and our foreign denominated assets and liabilities and infrequently occurring items.

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income for the period	$2,285	$1,347	$5,119	$1,824
Depreciation of property and equipment	342	227	601	466
Amortization of intangible assets	106	545	176	1,015
Interest expense, net	57	69	82	143
Provision for income taxes	1,540	666	3,092	918
Change in net deferred revenue (1)	200	266	891	1,198
Stock-based compensation	125	85	250	186
Loss on currency forward contracts	702	70	2,039	839

Adjusted EBITDA	$5,357	$3,275	$12,250	$6,589

(1)

Net deferred revenue comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation. Net deferred revenue for the three and six months ended June 30, 2015, includes a benefit of $0.1 million as a result of the translation of deferred revenue and prepaid domain name registry and other Internet services fees to our reporting currency of US dollars.

Adjusted EBITDA increased to $5.4 million and $12.3 million in the three and six months ended June 30, 2015 from $3.3 million and $6.6 million in the three and six months ended June 30, 2014, respectively. The increase in adjusted EBITDA from period to period was primarily driven by the growth in Ting mobile services.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,		Six months ended June 30,
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,423	2,386	4,878	4,814

(1)	For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	June 30,
	2015 (1)	2014 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,228	10,365
Registered using our Resellers' Registrar Accreditations	3,023	3,204
Total domain names under management	13,251	13,569

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results, see the Net Revenue discussion below.

Network Access Services

	June 30,
	2015 (1)	2014 (1)

Ting subscribers under management	113,000	73,000
Ting devices under management	178,000	113,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

As a MVNO our Ting service is reliant on our Mobile Network Operators ("MNOs") providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of New gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Domain Services revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and the sale of names from our portfolio of domain names and through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

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

Net Revenues

Network Access Services

Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. In addition, with the acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015, we began providing high speed Internet access, Internet hosting and network consulting to customers in Central Virginia.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$21,286,863	$21,503,086	$42,461,994	$43,152,040
Value Added Services	2,355,837	2,395,726	4,597,835	4,999,331
Total Wholesale	23,642,700	23,898,812	47,059,829	48,151,371

Retail	3,009,465	2,540,538	5,885,193	4,924,601
Portfolio	819,086	888,806	2,067,048	1,942,446
Total Domain Services	27,471,251	27,328,156	55,012,070	55,018,418

Network Access Services:
Ting	15,417,969	8,259,845	28,344,983	14,971,977
Total Network Access Services	15,417,969	8,259,845	28,344,983	14,971,977

	$42,889,220	$35,588,001	$83,357,053	$69,990,395
Increase over prior period	$7,301,219		$13,366,658
Increase - percentage	21%		19%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	50%	61%	51%	62%
Value Added Services	5%	7%	6%	7%
Total Wholesale	55%	68%	57%	69%

Retail	7%	7%	7%	7%
Portfolio	2%	2%	2%	3%
Total Domain Services	64%	77%	66%	79%

Network Access Services:
Ting	36%	23%	34%	21%
Total Network Access Services	36%	23%	34%	21%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2015 increased by $7.3 million or 21% to $42.9 million when compared to the three months ended June 30, 2014.

Total net revenues for the six months ended June 30, 2015 increased by $13.4 million or 19% to $83.4 million when compared to the six months ended June 30, 2014.

Deferred revenue increased to $74.3 million at June 30, 2015 from $73.6 million at June 30, 2014.

No customer accounted for more than 10% of revenue during the three and six months ended June 30, 2015 and June 30, 2014. At June 30, 2015 two customers accounted for 21% of accounts receivable. At June 30, 2014, one customer accounted for 12% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During the three months ended June 30, 2015, domain services revenue decreased by $0.2 million to $21.3 million when compared to the three months ended June 30, 2014. During the six months ended June 30, 2015, domain services revenue decreased by $0.7 million to $42.5 million when compared to the six months ended June 30, 2014.

During the three months ended June 30, 2015, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 2.4 million when compared to the three months ended June 30, 2014. During the six months ended June 30, 2015, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.1 million to 4.9 million when compared to the six months ended June 30, 2014.

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

As of June 30, 2015, total domains that we manage under our own accreditation decreased to 10.2 million when compared to 10.4 million at June 30, 2014. These decreases in domains under management primarily resulted from the same factors impacting domain transactions mentioned above. Also, as of June 30, 2015, total domains that we manage on behalf of other accredited registrars decreased to 3.0 million when compared to 3.2 million at the end of June 30, 2014, primarily the result of a single customer that transitioned the customer’s domain management platform to an in-house system in Fiscal 2014.

During the three months ended June 30, 2015, value added services revenue remained relatively flat at $2.4 million when compared to the three months ended June 30, 2014. During the six months ended June 30, 2015, value added services revenue decreased by $0.4 million to $4.6 million when compared to the six months ended June 30, 2014. This decrease was primarily due to the decrease in revenue from pay-per-click advertising and the sale of names through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

Retail

Net revenues from Retail for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, increased by $0.5 million, or 18%, to $3.0 million. Net revenues from Retail for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, increased by $1.0 million, or 20%, to $5.9 million. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from Portfolio for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, decreased by $0.1 million to $0.8 million. This decrease primarily related to lower sales of online advertising.

Net revenues from Portfolio for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, increased by $0.1 million to $2.1 million. This increase primarily related to gains we recognized on the sale of our minority interest in .store as a result of this contested domain being resolved through a confidential private auction in February 2015. This increase was partially offset by lower sales of big ticket domains and a decrease in online advertising revenue.

The market for monetization of domain names is rapidly evolving and is being impacted by uncertainty around the implementation of ICANN’s New gTLD Program.

Network Access Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, increased by $7.2 million or 87% to $15.4 million primarily reflecting the impact the larger Ting subscriber base is having on revenue. Network access services revenue were also impacted by our generating $1.1 million in provisioning of high speed Internet access, Internet hosting and network consulting services during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, increased by $13.4 million or 89% to $28.3 million. This increase primarily reflects the impact the larger subscriber base is having on service revenues. As of June 30, 2015, Ting had 113,000 subscribers and 178,000 mobile devices under its management compared to 73,000 subscribers and 113,000 devices under management as of June 30, 2014.

COST OF REVENUES

Network Access Services

The costs of revenue for Ting's mobile phone equipment and services include hardware (the cost of devices sold to our customers, order fulfillment related expenses and inventory write-downs) and network services (primarily our customers' voice, messaging and data usage) provided by our MNOs. Costs for the provisioning of high speed Internet access, Internet hosting and network consulting services include costs for network access fees and software licenses.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$17,749,516	$17,809,325	$35,297,543	$36,044,540
Value Added Services	501,518	563,011	1,037,650	1,103,733
Total Wholesale	18,251,034	18,372,336	36,335,193	37,148,273

Retail	1,322,620	1,110,659	2,543,120	2,126,075
Portfolio	178,381	213,035	349,939	456,890
Total Domain Services	19,752,035	19,696,030	39,228,252	39,731,238

Network Access Services:
Ting	8,498,637	5,039,974	15,843,794	9,321,405
Total Network Access Services	8,498,637	5,039,974	15,843,794	9,321,405

Network Expenses:
Network, other costs	1,494,838	1,144,697	2,716,934	2,288,341
Network, depreciation and amortization costs	291,461	173,963	495,027	356,937
Total Network Expenses	1,786,299	1,318,660	3,211,961	2,645,278

	$30,036,971	$26,054,664	$58,284,007	$51,697,921
Increase over prior period	$3,982,307		$6,586,086
Increase - percentage	15%		13%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	41%	50%	42%	51%
Value Added Services	1%	2%	1%	2%
Total Wholesale	42%	52%	43%	53%

Retail	3%	3%	3%	3%
Portfolio	1%	1%	1%	1%
Total Domain Services	46%	56%	47%	57%

Network Access Services:
Ting	20%	14%	19%	13%
Total Network Access Services	20%	14%	19%	13%

Network Expenses:
Network, other costs	3%	3%	3%	3%
Network, depreciation and amortization costs	1%	0%	1%	1%
Total Network Expenses	4%	3%	4%	4%

	70%	73%	70%	74%

Total cost of revenues for the three months ended June 30, 2015 increased by $4.0 million, or 15%, to $30.0 million when compared to the three months ended June 30, 2014. Total cost of revenues for the six months ended June 30, 2015 increased by $6.6 million, or 13%, to $58.3 million when compared to the six months ended June 30, 2014. This increase primarily resulted from the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of June 30, 2015 increased to $58.6 million from $58.5 million as of June 30, 2014.

Wholesale

Costs for Wholesale for the three months ended June 30, 2015 remained relatively flat at $18.3 million when compared to the three months ended June 30, 2014. Costs for Wholesale for the six months ended June 30, 2015 decreased by $0.8 million, or 2%, to $36.3 million when compared to the six months ended June 30, 2014. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a handful of large clients migrating their business to their own accreditations.

Retail

Costs for Retail for the three months ended June 30, 2015 increased by $0.2 million, to $1.3 million when compared to the three months ended June 30, 2014. Costs for Retail for the six months ended June 30, 2015 increased by $0.4 million, to $2.5 million when compared to the six months ended June 30, 2014. These increases resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended June 30, 2015 remained relatively flat at $0.2 million when compared to the three months ended June 30, 2014. Costs for Portfolio for the six months ended June 30, 2015 decreased by $0.1 million, to $0.3 million when compared to the six months ended June 30, 2014. This resulted from our decision not to renew certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. as described under impairment of indefinite life intangible assets below.

Network Access Services

Costs for Network Access Services for the three months ended June 30, 2015 increased by $3.5 million, to $8.5 million when compared to the three months ended June 30, 2014 and primarily reflects the impact the larger Ting subscriber base is having on service costs. Cost of network access services were also impacted by our incurring $0.6 million in the provisioning of high speed Internet access, Internet hosting and network consulting services costs during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Costs for Network Access Services for the six months ended June 30, 2015 increased by $6.5 million, to $15.8 million when compared to the six months ended June 30, 2014. This increase primarily reflects the impact the larger subscriber base is having on service costs.

Network Costs

Network costs before depreciation and amortization for the three months ended June 30, 2015 increased by $0.4 million, to $1.5 million when compared to the three months ended June 30, 2014. Network costs before depreciation and amortization for the six months ended June 30, 2015 increased by $0.4 million, to $2.7 million when compared to the six months ended June 30, 2014. This increase is primarily the result of the additional costs we incurred as a result of our providing high speed Internet access, Internet hosting and network consulting to customers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales and marketing	$4,847,963	$3,762,441	$8,647,138	$7,784,215
Increase over prior period	$1,085,522		$862,923
Increase - percentage	29%		11%
Percentage of net revenues	11%	11%	10%	11%

Sales and marketing expenses for the three months ended June 30, 2015 increased by $1.1 million, or 29%, to $4.8 million when compared to the three months ended June 30, 2014. This increase related primarily to an increase in workforce related expenses of $0.9 million and an increase of $0.2 million in marketing spend largely to support and acquire Ting subscribers.

Sales and marketing expenses for the six months ended June 30, 2015 increased by $0.9 million, or 11%, to $8.6 million when compared to the six months ended June 30, 2014. This increase related primarily to increased workforce related expenses of $1.1 million which was partially offset by a lower marketing spend of $0.2 million, primarily the result of our decision last year to experiment with broader advertising initiatives as a means of accelerating our brand awareness and consideration.

As we expect to exceed the adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, sales and marketing workforce related costs in both the three and six months ended June 30, 2015, include a provision of $0.4 million due to this higher performance attainment.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Technical operations and development	$1,189,276	$1,107,532	$2,303,471	$2,197,430
Increase over prior period	$81,744		$106,041
Increase - percentage	7%		5%
Percentage of net revenues	3%	3%	3%	3%

Technical operations and development expenses for the three and six months ended June 30, 2015 increased slightly to $1.2 million and $2.3 million, respectively when compared to the three and six months ended June 30, 2014. As we expect to exceed the adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, technical operations workforce related costs in both the three and six months ended June 30, 2015, include a provision of $0.1 million due to this higher performance attainment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
General and administrative	$2,173,254	$1,886,319	$3,988,442	$3,654,119
Increase over prior period	$286,935		$334,323
Increase - percentage	15%		9%
Percentage of net revenues	5%	5%	5%	5%

General and administrative expenses for the three months ended June 30, 2015 increased by $0.3 million, or 15%, to $2.2 million when compared to the three months ended June 30, 2014. As we expect to exceed the adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, general and administrative workforce related costs in both the three and six months ended June 30, 2015, include a provision of $0.4 million due to this higher performance attainment. In addition, credit card processing fees, facility costs and supplies increased by $0.2 million when compared to the three months ended June 30, 2014 primarily to support the growth of Ting. These increases were partially offset by our recognizing, during the three months ended June 30, 2015, a gain on realized foreign exchange of $0.7 million compared to a gain of $0.2 million during the three months ended June 30, 2014. These gains in turn were partially offset by our incurring a loss on foreign exchange revaluation of our foreign denominated assets and liabilities of $0.1 million during the three months ended June 30, 2015 compared to a gain of $26,000 during the three months ended June 30, 2014.

General and administrative expenses for the six months ended June 30, 2015 increased by $0.3 million, or 9%, to $4.0 million when compared to the six months ended June 30, 2014. This increase was primarily the result of increased people costs of $0.3 million, credit card processing fees, facility costs and supplies increase of $0.4 million when compared to the six months ended June 30, 2014 primarily to support the growth of Ting. These increases were partially offset by our recognizing, during the six months ended June 30, 2015, a gain on realized foreign exchange of $1.5 million compared to a gain of $0.7 million during the three months ended June 30, 2014. These gains in turn were partially offset by our incurring a loss on foreign exchange revaluation of our foreign denominated assets and liabilities of $0.5 million during the six months ended June 30, 2015 compared to a loss of $0.2 million during the six months ended June 30, 2014.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Depreciation of property and equipment	$62,022	$52,538	$121,284	$108,842
Increase over prior period	$9,484		$12,442
Increase - percentage	18%		11%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.1 million and $0.1 million for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amortization of intangible assets	$56,997	$219,030	$110,212	$438,060
(Decrease) increase over prior period	$(162,033)		$(327,848)
Decrease - percentage	(74)%		(75)%
Percentage of net revenues	0%	1%	0%	1%

Amortization of intangible assets for the three and six months ended June 30, 2015, consists of amounts arising in connection with the acquisition of the acquisition of EPAG Domainservices GmbH ("EPAG") in July 2011 and the acquisition of the BRI Group in February 2015. Amortization for the three and six months ended June 30, 2014 also included the remaining amortization arising in connection with the acquisition of ItsYourDomain.com ("IYD") in July 2007.

Network rights, brand and customer relationships acquired in connection with the acquisitions of IYD, EPAG and the BRI Group are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment of indefinite life intangible assets	$37,805	$326,457	$50,298	$577,145
Decrease over prior period	$(288,652)		$(526,847)
Decrease - percentage	(88)%		(91)%
Percentage of net revenues	0%	1%	0%	1%

As part of our normal renewal process during the three and six months ended June 30, 2015, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $37,805 and $50,298 respectively, have been written off and recorded as impairment of indefinite life intangible assets. During the three and six months ended June 30, 2014 we assessed that domain names with a book value of $0.3 million and $0.6 million should not be renewed and were allowed to expire.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Loss on currency forward contracts	$602,439	$96,545	$1,559,297	$647,916
Increase over prior period	$505,894		$911,381
Increase - percentage	524%		141%
Percentage of net revenues	1%	0%	2%	1%

As of June 30, 2015, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through October 2016. The impact of the fair value adjustment on outstanding contracts for the three months ended June 30, 2015 was a net gain of $0.1 million, compared to a net gain of $0.2 million for the three months ended June 30, 2014. In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.7 million for the three months ended June 30, 2015, compared to a net loss of $0.3 million during the three months ended June 30, 2014.

The impact of the fair value adjustment on outstanding contracts for the six months ended June 30, 2015 was a net loss of $0.1 million, compared to a net gain of $0.1 million for the three months ended June 30, 2014. In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $1.5 million for the six months ended June 30, 2015, compared to a net loss of $0.8 million during the six months ended June 30, 2014.

At June 30, 2015, our balance sheet reflects a net derivative instrument liability of $1.5 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Other income (expense), net	$(57,402)	$(69,348)	$(82,177)	$(143,181)
Decrease over prior period	$11,946		$61,004
Decrease - percentage	(17)%		(43)%
Percentage of net revenues	0%	0%	0%	0%

Other expenses for the three and six months ended June 30, 2015 decreased to $0.1 million and $0.1 million respectively when compared to the three and six months ended June 30, 2014 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Provision for income taxes	$1,540,096	$665,945	$3,091,789	$917,545
Increase in provision over prior period	$874,151		$2,174,244
Increase - percentage	131%		237%
Percentage of net revenues	4%	2%	4%	1%

For the three months ended June 30, 2015, we recorded a provision for income taxes of $1.5  million on income before income taxes of $3.8  million, using an estimated effective tax rate for Fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the three months ended June 30, 2014, we recorded a provision for income taxes of $0.7 million on income before taxes of $2.0 million, using an estimated effective tax rate for the 2014 fiscal year.

For the six months ended June 30, 2015, we recorded a provision for income taxes of $3.0 million on income before income taxes of $8.2 million, using an estimated effective tax rate for Fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2014, we recorded a provision for income taxes of $0.9 million on income before taxes of $2.7 million, using an estimated effective tax rate for the 2014 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of June 30, 2015 and as of December 31, 2014, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2015 and December 31, 2014, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three and six months ended June 30, 2015 was a net gain in other comprehensive income of $0.3 million and a net loss in other comprehensive income of $0.2 million respectively. The impact of the fair value adjustment on outstanding hedged contracts for the three and six months ended June 30, 2014 was a net gain in other comprehensive income of $0.4 million and $0.2 million respectively.

The following table presents other comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss)	$333,909	$430,277	$(210,883)	$214,810
Decrease in provision over prior period	$(96,368)		$(425,693)
Decrease - percentage	(22)%		(198)%
Percentage of net revenues	1%	1%	(0)%	0%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our cash and cash equivalents balance increased by $7.0 million to $15.3 million when compared to December 31, 2014. Our principal sources of liquidity during the six months ended June 30, 2015 resulted from cash provided by operating activities of $5.2  million, the proceeds of $6.6 million we received on our previously announced agreement to amend our .online joint venture relationship to a marketing agreement, the proceeds of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $1.6 million. The resulting proceeds from the exercise of stock options of $1.6 million include an excess tax benefit from share based compensation expenses of $1.1 million. These sources of funds were partly offset by our repurchasing 239,502 of our shares for $4.5 million through our open market stock buyback that commenced on February 16, 2015, our repurchasing 193,907 shares for $3.7 million through our modified Dutch Auction tender offer (the “Tender Offer”) that closed on January 7, 2015 and our investing $1.3 million in additions to property and equipment.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At June 30, 2015 the balance under the 2012 DLRR Loan was $3.5 million and the 2012 DLR Loan was fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiration date.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2015, we held contracts in the amount of $24.0 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of June 30, 2015, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 was $5.2 million, as compared to $1.1 million during the six months ended June 30, 2014.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2015 was $5.3 million. Net income included non-cash charges and recoveries of $0.1 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital used $0.1 million. Positive contributions of $5.4 million from movements in deferred revenue, income taxes, accounts payable, accrued liabilities, customer deposits and accreditation fees payable were offset by our utilizing $5.5 million to fund a increases in deferred registration costs, prepaid expenses and deposits, accounts receivable and inventory.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the six months ended June 30, 2015 totaled $3.1 million as compared to our generating $1.0 million during the six months ended June 30, 2014. Net cash outflows amounting to $8.2 million resulted from $4.5 million used to fund our repurchasing 239,502 of our shares during the six months through our open market stock buyback that commenced on February 16, 2015 and our repurchasing of 193,907 shares for $3.7 million through our Tender Offer that closed on January 7, 2015. These cash outflows were partially offset by cash inflows of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $1.6 million. The resulting proceeds from the exercise of stock options of $1.6 million includes an excess tax benefit from share based compensation expenses of $1.1 million.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2015 generated net cash of $4.9 million as compared to our use of $0.4 million during the six months ended June 30, 2014.

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

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for a consideration of approximately $3.6 million. The purchase price was satisfied through our releasing $3.1 million from the escrow accounts established during Fiscal 2014 and an additional payment of $0.4 million made at closing. In addition, we used $1.3 million to acquire additional property and equipment. Included in these additions is an amount of $0.9 million that we have invested since the acquisition of the BRI Group primarily in expanding our fiber footprint.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our contractual obligations.

The Company has entered into a network management agreement with the City of Westminster, Maryland (“the City”) to run and operate their fiber optic network for a period of 10 years. Under the terms of this agreement, the Company is obligated to making certain minimum performance commitments. In addition, should certain minimum performance criteria not be met, the Company would be liable to contribute up to $100,000 per quarter towards the City’s debt service costs.

As of June 30, 2015, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2015. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2015, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July – September, 2015	$6,500,000	1.1282	$(632,049)
October – December, 2015	6,542,500	1.1539	(507,619)
January – March, 2016	3,407,500	1.2075	(120,238)
April – June, 2016	3,257,500	1.2080	(114,296)
July – September, 2016	3,257,500	1.2079	(113,274)
October 2016	1,052,500	1.2079	(36,171)
Total	$24,017,500	1.1716	$(1,523,647)

As of June 30, 2015, we had $24.0 million of outstanding foreign exchange forward contracts which will convert to CDN $28.1 million. Of these contracts, $20.4 million met the requirements for hedge accounting (June 30, 2014 - $13.5 million of which $10.5 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2015. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2015 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2015, management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “material weakness”).

We have made progress remediating the material weaknesses which is described below. Notwithstanding the material weaknesses, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b)    Changes in Internal Control over Financial Reporting

Except as set forth below, during the six months ended June 30, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

When fully implemented and operating effectively, we expect these enhancements will remediate the material weakness described above.  We have incurred and expect to incur additional costs associated with our remediation efforts.  We plan to remediate the material weakness during Fiscal 2015. However, we cannot determine how long it will take to fully and effectively execute our remediation plan, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2015 – April 30, 2015	—	—	—	—
May 1, 2015 – May 31, 2015	25,413	$19.26	25,413	$15.5 million
June 1, 2015 – June 30, 2015	—	—	—	—

Total	25,413	$19.26	25,413	$15.5 million

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases are made exclusively through the facilities of the NASDAQ Capital market. The stock buyback program commenced on February 16, 2015 and will terminate on or before February 15, 2016.

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

Date: August 10, 2015	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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