Form 10-Q
period 2015-09-30
TUCOWS INC /PA/
filed 2015-11-06
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 10,727,380 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,898,360	$8,271,377
Accounts receivable, net of allowance for doubtful accounts of $123,032 as of September 30, 2015 and $125,766 as of December 31, 2014	7,946,089	6,789,685
Inventory	742,460	393,774
Prepaid expenses and deposits	4,677,841	3,697,292
Prepaid domain name registry and ancillary services fees, current portion	47,060,627	44,614,858
Other assets (note 5)	-	8,199,000
Deferred tax asset, current portion (note 9)	3,767,702	2,498,196
Income taxes recoverable	15,611	997
Total current assets	76,108,690	74,465,179

Prepaid domain name registry and ancillary services fees, long-term portion	11,387,867	11,764,765
Property and equipment	6,472,226	1,609,787
Deferred tax asset, long-term portion (note 9)	5,151,914	4,880,423
Intangible assets (note 7)	14,678,989	14,202,585
Goodwill (note 7)	21,005,143	18,873,127
Total assets	$134,804,829	$125,795,866

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,965,083	$3,579,920
Accrued liabilities	5,681,783	3,941,549
Customer deposits	4,714,950	4,461,727
Derivative instrument liability, current portion (note 6)	2,005,634	1,115,805
Deferred rent, current portion	15,139	-
Loan payable (note 8)	3,500,000	-
Deferred revenue, current portion	59,077,575	55,495,566
Accreditation fees payable, current portion	485,491	466,201
Income taxes payable (note 9)	2,423,520	473,480
Total current liabilities	81,869,175	69,534,248

Derivative instrument liability, long-term portion (note 6)	175,734	-
Deferred revenue, long-term portion	15,336,127	15,610,753
Accreditation fees payable, long-term portion	120,378	128,243
Deferred rent, long-term portion	95,656	92,878
Other liabilities (note 10)	1,545,832	-
Deferred tax liability, long-term portion (note 9)	4,974,814	4,787,351

Redeemable non-controlling interest (note 4)	3,024,349	-

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,727,380 shares issued and outstanding as of September 30, 2015 and 11,329,732 shares issued and outstanding as of December 31, 2014	14,160,189	14,130,059
Additional paid-in capital	13,397,142	29,090,058
Deficit	1,298,763	(6,955,283)
Accumulated other comprehensive loss	(1,193,330)	(622,441)
Total stockholders' equity	27,662,764	35,642,393
Total liabilities and stockholders' equity	$134,804,829	$125,795,866

Commitments and contingencies (note 13)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net revenues (note 12)	$44,551,909	$38,874,183	$127,908,962	$108,864,578

Cost of revenues (note 12):
Cost of revenues	28,779,882	25,985,875	83,851,928	75,038,518
Network expenses	1,421,279	1,139,515	4,138,213	3,427,856
Depreciation of property and equipment	324,166	172,019	803,737	528,956
Amortization of intangible assets (note 7)	11,532	-	26,988	-
Total cost of revenues	30,536,859	27,297,409	88,820,866	78,995,330

Gross profit	14,015,050	11,576,774	39,088,096	29,869,248

Expenses:
Sales and marketing	4,740,662	3,593,486	13,387,800	11,377,701
Technical operations and development	1,101,581	1,041,136	3,405,052	3,238,566
General and administrative	2,607,916	2,727,626	7,826,405	6,959,984
Depreciation of property and equipment	63,790	58,685	185,074	167,527
Amortization of intangible assets (note 7)	56,997	107,230	167,209	545,290
Impairment of indefinite life intangible assets (note 7)	18,550	-	68,848	577,145
Loss on currency forward contracts (note 6)	352,738	150,227	681,988	219,904
Total expenses	8,942,234	7,678,390	25,722,376	23,086,117

Income from operations	5,072,816	3,898,384	13,365,720	6,783,131

Other income (expense):
Interest expense, net	(78,959)	(63,498)	(161,136)	(206,679)
Total other income (expense)	(78,959)	(63,498)	(161,136)	(206,679)

Income before provision for income taxes	4,993,857	3,834,886	13,204,584	6,576,452

Provision for income taxes (note 9)	1,834,400	1,143,981	4,926,189	2,061,526

Net income before redeemable non-controlling interest	3,159,457	2,690,905	8,278,395	4,514,926

Redeemable non-controlling interest	(91,283)	-	(162,750)	-

Net (earnings) loss attributable to redeemable non-controlling interest	91,283	-	162,750	-

Net income	3,159,457	2,690,905	8,278,395	4,514,926

Other comprehensive income (loss), net of tax
Loss on hedging activities	(724,336)	(437,519)	(1,723,248)	(602,901)
Net amount reclassified to earnings	364,330	57,701	1,152,359	437,893

Other comprehensive income (loss) net of tax of $198,664 and $197,852 for the three months ended September 30, 2015 and September 30, 2014 and $334,280 and $85,955 for the nine months ended September 30, 2015 and September 30, 2014	(360,006)	(379,818)	(570,889)	(165,008)

Comprehensive income for the period	$2,799,451	$2,311,087	$7,707,506	$4,349,918

Basic earnings per common share (note 11)	$0.29	$0.24	$0.75	$0.40

Shares used in computing basic earnings per common share (note 11)	10,984,869	11,321,175	11,057,634	11,190,684

Diluted earnings per common share (note 11)	$0.28	$0.23	$0.72	$0.39

Shares used in computing diluted earnings per common share (note 11)	11,372,682	11,787,749	11,469,657	11,718,910

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash provided by:
Operating activities:
Net income for the period	$3,159,457	$2,690,905	$8,278,395	$4,514,926
Items not involving cash:
Depreciation of property and equipment	387,956	230,704	988,811	696,483
Amortization of intangible assets	68,529	107,230	194,197	545,290
Impairment of indefinite life intangible asset	18,550	-	68,848	577,145
Deferred income taxes recovery	(53,085)	(49,214)	(1,019,254)	(807,691)
Excess tax benefits from share-based compensation expense	-	168,346	-	(250,555)
Amortization of deferred rent	7,370	1,832	17,917	14,212
Disposal of domain names	2,866	10,708	20,551	19,577
Loss on change in the fair value of forward contracts	99,052	125,305	160,394	19,991
Stock-based compensation	128,575	230,712	378,228	417,046
Change in non-cash operating working capital:
Accounts receivable	262,149	4,440	(994,889)	(1,609,287)
Inventory	(123,047)	90,114	(281,491)	(81,340)
Prepaid expenses and deposits	1,000,287	613,342	(892,105)	(13,192)
Prepaid domain name registry and ancillary services fees	149,905	573,727	(2,068,871)	(1,848,171)
Income taxes recoverable	1,152,410	(227,558)	1,935,426	(794,101)
Accounts payable	195,002	326,610	202,578	1,130,552
Accrued liabilities	406,920	1,214,237	1,517,453	1,044,866
Customer deposits	(199,695)	(418,539)	253,223	(431,614)
Deferred revenue	140,850	(656,430)	3,185,946	2,959,948
Accreditation fees payable	(20,621)	(22,510)	11,425	5,822
Net cash provided by operating activities	6,783,430	5,013,961	11,956,782	6,109,907

Financing activities:
Proceeds received on exercise of stock options	189,914	343,953	737,369	1,385,816
Excess tax benefits from share-based compensation expense	312,091	741,512	1,400,793	1,755,312
Repurchase of common stock	(9,977,495)	(1,099,571)	(18,179,176)	(1,181,857)
Proceeds received on loan payable	-	-	3,500,000	-
Repayment of loan payable	-	(5,358,333)	-	(6,300,000)
Net cash used in financing activities	(9,475,490)	(5,372,439)	(12,541,014)	(4,340,729)

Investing activities:
Additions to property and equipment	(710,342)	(216,794)	(2,051,124)	(598,820)

Gross proceeds from the waiver of rights to .online registry	-	-	6,619,832	-

Additional cost of acquisition of Ting Virginia, LLC., net of cash of $21,423	-	-	(357,493)	-
Net cash provided by (used in) investing activities	(710,342)	(216,794)	4,211,215	(598,820)

Increase (decrease) in cash and cash equivalents	(3,402,402)	(575,272)	3,626,983	1,170,358

Cash and cash equivalents, beginning of period	15,300,762	14,164,518	8,271,377	12,418,888
Cash and cash equivalents, end of period	$11,898,360	$13,589,246	$11,898,360	$13,589,246

Supplemental cash flow information:
Interest paid	$78,988	$64,248	$175,290	$207,634
Income taxes paid, net	$512,954	$469,248	$2,457,225	$1,724,976

Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$63,499	$82,132	$63,499	$82,132

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

2. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2015 and the results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

In the prior period, the Company recorded the effective portion of the gain or loss upon settlement of hedged currency forward contracts in “Loss on currency forward contracts” and reclassified the same amount from “General and administrative expense” to the income statement line item for the hedged item. The Company has determined that the reclassification of the effective portion of gain or loss upon settlement amounts are more appropriately reclassified from “Loss on currency forward contracts” to the income statement line item for the hedged item. As a result a loss of $0.1 million for the three months ended September 30, 2014 has been reclassified to “General and administrative expense” from “Loss on currency forward contracts”, and a loss of $0.7 million for the nine months ended September 30, 2014 has been reclassified to “General and administrative expense” from “Loss on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income, income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

There have been no material changes to our significant accounting policies during the three months ended September 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company earns registration fees in connection with each new, renewed and transferred-in domain name registration and from provisioning other Internet services to resellers and registrars on a monthly basis. Service has been provided in connection with registration fees once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

(c) Derivative Financial Instruments

During the three and nine months ended September 30, 2015 and the year ended December 31, 2014 ("Fiscal 2014"), we used derivative financial instruments to manage foreign currency exchange risk. We account for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"), which relates to the simplification of the accounting for measurement-period adjustments in business combinations. This standard update eliminates the requirement to account for measurement-period adjustments retrospectively. This standard update instead requires an acquirer to recognize the measurement-period adjustments in the reporting period in which the adjustments are determined. This standard update also requires that an acquirer record the effects on earnings of any changes resulting from the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. We will adopt this standard update during the first quarter of 2016. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. In August 2015, the accounting standard update related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements was issued. This standard adds SEC paragraphs pursuant to an SEC Staff Announcement that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing the costs ratably over the term of the arrangement. We do not expect the adoption of ASU 2015-03 to materially impact our consolidated financial statements.

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

4. Acquisitions:

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for consideration of approximately $3.5 million. Ting Virginia, LLC is an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge Internet Works. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. The purchase price was primarily satisfied through an advance under our 2012 DLR Loan facility.

Ting Fiber Inc. and the selling shareholders (the “Minority Shareholders”) also agreed to certain put and call options with regard to the remaining 30% interest in Ting Virginia, LLC retained by the Minority Shareholders. On the second anniversary of the closing date, Ting Fiber, Inc. may exercise a call option to purchase an additional 20% ownership interest in Ting Virginia, LLC. Contingent upon the exercise of the call option by Ting Fiber, Inc. the Minority Shareholders may exercise a put option within 7 days following the exercise of the call option by Ting Fiber, Inc., to sell their remaining 10% ownership interest in Ting Virginia, LLC. The consideration to be exchanged for the shares acquired or sold under the options shall be $100,000 per percentage point of the additional equity interest acquired.

In addition, on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option under which Ting Fiber, Inc. shall be obligated to purchase the Minority Shareholders’ remaining interest for $120,000 per percentage point of the additional equity interest acquired.

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a discount rate of 5% over the periods of up to four years from the acquisition date. Subsequently, this amount was increased by $12,199 and by $24,349 during the three and nine months ended September 30, 2015, respectively, to $3,024,349 to reflect the present value of this Redeemable non-controlling interest as at September 30, 2015.

The purchase consideration is comprised as follows:

Cash	$3,135,140
Less refund from working capital adjustment	(50,000)
Repayment of debt	418,775
Redeemable non-controlling interest	3,000,000
$6,503,915

The following table represents the purchase price allocation based on the estimated fair values of the assets

Current assets (including cash of $21,423)	$338,577
Current liabilities	(529,702)

Property and equipment, including:
Fiber network	3,456,024
Computer equipment	200,000
Furniture and equipment	5,000
Vehicles	92,000
Leasehold improvements	50,000

Intangible assets, including:x
Network rights	692,000
Customer relationships	68,000

Goodwill	2,132,016

Net assets acquired	$6,503,915

The goodwill recorded on the acquisition is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $0.2 million. All accounts receivable acquired at acquisition are expected to be collectable.

During the three and nine months ended September 30, 2015 this acquisition resulted in additional revenues of $0.9 million and $2.4 million respectively. The acquisition had no significant impact on net income for the three and nine months ended September 30, 2015.

The Company acquired new classes of assets in this acquisition, namely fiber network and vehicles. The Company has accordingly, in connection with its depreciation policies, added additional disclosure in note 2 (b) above.

5. Other assets:

Other assets are comprised of the following:

	September 30, 2015	December 31, 2014
Amounts in escrow advanced to acquire a controlling ownership interest in Ting Virginia, LLC (see note 4)	$—	$3,125,000
Amounts advanced to the joint venture with Radix FZC and NameCheap Inc. which was terminated in February 2015 (note 10)	—	5,074,000
	$—	$8,199,000

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value or cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2015, is recorded as derivative instrument liabilities.

As of September 30, 2015, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $31.0 million, of which $26.4 million met the requirements of ASC Topic 815 and were designated as hedges (September 30, 2014 - $22.8 million of which $19.0 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the nine months ended September 30, 2015, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives	Balance Sheet Location	As of September 30, 2015 Fair Value Asset (Liability)	As of December 31, 2014 Fair Value Asset (Liability)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(329,523)	$(169,129)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(1,851,845)	$(946,676)

Total foreign currency forward contracts	Derivative instruments	$(2,181,368)	$(1,115,805)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended September 30, 2015:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – June 30, 2015	$(1,293,175)	$459,851	$(833,324)

Other comprehensive income (loss) before reclassifications	(1,124,049)	399,713	(724,336)
Amount reclassified from accumulated other comprehensive income	565,379	(201,049)	364,330
Other comprehensive income (loss) for the three months ended September 30, 2015	(558,670)	198,664	(360,006)

Ending AOCI balance – September 30, 2015	$(1,851,845)	$658,515	$(1,193,330)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the nine months ended September 30, 2015:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Other comprehensive income (loss) before reclassifications	(2,693,436)	970,188	(1,723,248)
Amount reclassified from accumulated other comprehensive income	1,788,267	(635,908)	1,152,359
Other comprehensive income (loss) for the nine months ended September 30, 2015	(905,169)	334,280	(570,889)

Ending AOCI balance – September 30, 2015	$(1,851,845)	$658,515	$(1,193,330)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2015 and September 30, 2014 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(314,841)	Operating expenses	(84,312)
Foreign currency forward contracts for the three months ended September 30, 2015	$(360,006)	Cost of revenues	(49,489)	Cost of revenues	$—

		Operating expenses	$(40,112)	Operating expenses	—
Foreign currency forward contracts for the three months ended September 30, 2014	$(437,519)	Cost of revenues	(17,589)	Cost of revenues	$—

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2015 and September 30, 2014 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(886,076)	Operating expenses	(115,635)
Foreign currency forward contracts for the nine months ended September 30, 2015	$(570,889)	Cost of revenues	(266,284)	Cost of revenues	$—

		Operating expenses	$(321,136)	Operating expenses	—
Foreign currency forward contracts for the nine months ended September 30, 2014	$(602,901)	Cost of revenues	(116,757)	Cost of revenues	$—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.1 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the three months ended September 30, 2015, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $25,000 upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the three months ended September 30, 2014, in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of $0.3 million upon settlement and a loss of $0.2 million for the change in fair value of outstanding contracts for the nine months ended September 30, 2015, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.2 million upon settlement and a loss of $20,000 for the change in fair value of outstanding contracts for the nine months ended September 30, 2014, in the consolidated statement of operations and comprehensive income.

7. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	Boardtown Corporation	Hosted Messaging Assets of Critical Path	Innerwise Inc.	Mailbank.com Inc.	EPAG Domainservices GmbH	BRI Group	Total

Balances, December 31, 2014	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$-	$18,873,127

Acquisition of Ting Virginia, February 2015	-	-	-	-	-	2,182,016	2,182,016
Balances, March 31, 2015	2,044,847	4,072,297	5,801,040	6,072,623	882,320	2,182,016	21,055,143

Less refund on finalization of working capital adjustment	-	-	-	-	-	(50,000)	(50,000)

Balances, June 30, 2015 and September 30, 2015	$2,044,847	$4,072,297	$5,801,040	$6,072,623	$882,320	$2,132,016	$21,005,143

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

A summary of acquired intangible assets for the three months ended September 30, 2015 is as follows:

	Brand 7 years	Customer relationships 4 - 7 years	Network rights 15 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, June 30, 2015	$95,090	$598,428	$676,544	$11,481,166	$1,917,706	$14,768,934

Sales of domain names	-	-	-	(1,298)	(1,568)	(2,866)
Impairment of domain names	-	-	-	(1,298)	(17,252)	(18,550)
Amortization expense	(7,710)	(49,287)	(11,532)	-	-	(68,529)

Net book value,September 30, 2015	$87,380	$549,141	$665,012	$11,478,570	$1,898,886	$14,678,989

A summary of acquired intangible assets for the nine months ended September 30, 2015 is as follows:

	Brand 7 years	Customer relationships 4 - 7 years	Network rights 15 years	Surname domain names indefinite life	Direct navigation domain names indefinite life	Total

Net book value, December 31, 2014	$110,510	$625,220	$-	$11,525,624	$1,941,231	$14,202,585

Acquisition of BRI Group, February 2015	-	68,000	692,000	-	-	760,000
Sales of domain names	-	-	-	(4,868)	(15,683)	(20,551)
Impairment of domain names	-	-	-	(42,186)	(26,662)	(68,848)
Amortization expense	(23,130)	(144,079)	(26,988)	-	-	(194,197)

Net book value,September 30, 2015	$87,380	$549,141	$665,012	$11,478,570	$1,898,886	$14,678,989

As of September 30, 2015, the accumulated amortization for the definite life intangibles was $5.9 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal should not be renewed. Accordingly, for the three months ended September 30, 2015, domain names, with a book value of $18,550 were not renewed and were recorded as an impairment of indefinite life intangible assets. For the three months ended September 30, 2014, no impairment on indefinite life assets was recorded. For the nine months ended September 30, 2015, domain names, with a book value of $68,848 (nine months ended September 30, 2014 - $0.6  million), were not renewed and were recorded as an impairment of indefinite life intangible assets.

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At September 30, 2015, the outstanding balance under the 2012 DLR Loan was $3.5 million (December 31, 2014 - Nil).

During the three months ended September 30, 2015 no amounts were drawn down on the 2012 DLRR Loan. At September 30, 2015, the 2012 DLRR Loan was fully repaid. This financing arrangement remain available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2015, the Company held contracts in the amount of $31.0 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of September 30, 2015, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. As at and for the period ended, September 30, 2015, the Company was in compliance with these covenants.

9. INCOME TAXES

For the three months ended September 30, 2015, the Company recorded a provision for income taxes of $1.8  million on income before income taxes of $5.0  million, using an estimated effective tax rate for the fiscal year ending December 31, 2015 (“Fiscal 2015”) adjusted for certain minimum state taxes. Comparatively, for the three months ended September 30, 2014, the Company recorded a provision for income taxes of $1.1 million on income before taxes of $3.8 million, using an estimated effective tax rate for the 2014 fiscal year.

For the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $4.9 million on income before income taxes of $13.2 million, using an estimated effective tax rate for Fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2014, the Company recorded a provision for income taxes of $2.1 million on income before taxes of $6.6 million, using an estimated effective tax rate for its fiscal year ending December 31, 2014.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2015 and as of December 31, 2014, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2015 and December 31, 2014, respectively.

10. OTHER LIABILITIES:

In February 2015, the Company waived its rights under the formerly proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with its venture partners under which its original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. These marketing arrangements have resulted in the Company recognizing a gain of $1.5 million, which will be recognized evenly over the three-year term of the marketing agreement commencing in November 2015.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Numerator for basic and diluted earnings per common share:
Net income for the period	$3,159,457	$2,690,905	$8,278,395	$4,514,926

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,984,869	11,321,175	11,057,634	11,190,684
Effect of outstanding stock options	387,813	466,574	412,023	528,226
Diluted weighted average number of shares outstanding	$11,372,682	$11,787,749	$11,469,657	$11,718,910

Basic earnings per common share
	$0.29	$0.24	$0.75	$0.40
Diluted earnings per common share
	$0.28	$0.23	$0.72	$0.39

For the three months ended September 30, 2015, outstanding options to purchase 23,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the nine months ended September 30, 2015, outstanding options to purchase 69,000 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the nine months ended September 30, 2015, 193,907 common shares were repurchased and cancelled under the terms of the Tender Offer announced in December 2014.

During the three and nine months ended September 30, 2015, 398,000 and 637,502 common shares respectively were repurchased and cancelled under the terms of our stock repurchase program announced in February 2015.

During the nine months ended September 30, 2014, 79,392 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2014, 73,300 of which occurred during the quarter ended September 30, 2014.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 include reductions in the number of shares outstanding due to these repurchases.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

	Domain Name Services	Network Access Services	Consolidated Totals
Three months ended September 30, 2015
Net Revenue	$28,011,427	$16,540,482	$44,551,909
Cost of Revenues	19,568,741	9,211,141	28,779,882
Gross Profit before network expenses	8,442,686	7,329,341	15,772,027

Network expenses			1,756,977
Gross Profit			14,015,050

Expenses:
Sales and marketing			4,740,662
Technical operations and development			1,101,581
General and administrative			2,607,916
Depreciation of property and equipment			63,790
Amortization of intangibles			56,997
Impairment of indefinite life intangible assets			18,550
Loss on currency forward contracts			352,738
Income from operations			5,072,816

Other expenses, net			78,959
Income before provision for income taxes			$4,993,857

	Domain Name Services	Network Access Services	Consolidated Totals
Nine months ended September 30, 2015
Net Revenue	$83,023,497	$44,885,465	$127,908,962
Cost of Revenues	58,796,993	25,054,935	83,851,928
Gross Profit before network expenses	24,226,504	19,830,530	44,057,034

Network expenses			4,968,938
Gross Profit			39,088,096

Expenses:
Sales and marketing			13,387,800
Technical operations and development			3,405,052
General and administrative			7,826,405
Depreciation of property and equipment			185,074
Amortization of intangibles			167,209
Impairment of indefinite life intangible assets			68,848
Loss on currency forward contracts			681,988
Income from operations			13,365,720

Other expenses, net			161,136
Income before provision for income taxes			$13,204,584

	Domain Name Services	Network Access Services	Consolidated Totals
Three months ended September 30, 2014
Net Revenue	$29,125,494	$9,748,689	$38,874,183
Cost of Revenues	20,191,680	5,794,195	25,985,875
Gross Profit before network expenses	8,933,814	3,954,494	12,888,308

Network expenses			1,311,534
Gross Profit			11,576,774

Expenses:
Sales and marketing			3,593,486
Technical operations and development			1,041,136
General and administrative			2,727,626
Depreciation of property and equipment			58,685
Amortization of intangibles			107,230
Impairment of indefinite life intangible assets			-
Loss on currency forward contracts			150,227
Income from operations			3,898,384

Other expenses, net			63,498
Income before provision for income taxes			$3,834,886

	Domain Name Services	Network Access Services	Consolidated Totals
Nine months ended September 30, 2014
Net Revenue	$84,143,913	$24,720,665	$108,864,578
Cost of Revenues	59,922,918	15,115,600	75,038,518
Gross Profit before network expenses	24,220,995	9,605,065	33,826,060

Network expenses			3,956,812
Gross Profit			29,869,248

Expenses:
Sales and marketing			11,377,701
Technical operations and development			3,238,566
General and administrative			6,959,984
Depreciation of property and equipment			167,527
Amortization of intangibles			545,290
Impairment of indefinite life intangible assets			577,145
Loss on currency forward contracts			219,904
Income from operations			6,783,131

Other expenses, net			206,679
Income before provision for income taxes			$6,576,452

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$21,137,420	$21,880,181	$63,599,414	$65,032,221
Value Added Services	2,404,449	2,350,195	7,002,284	7,349,527
Total Wholesale	23,541,869	24,230,376	70,601,698	72,381,748

Retail	3,153,992	2,687,478	9,039,185	7,612,079
Portfolio	1,315,566	2,207,640	3,382,614	4,150,086
Total Domain Services	28,011,427	29,125,494	83,023,497	84,143,913

Network Access Services:
Ting	16,540,482	9,748,689	44,885,465	24,720,665
Total Network Access Services	16,540,482	9,748,689	44,885,465	24,720,665

	$44,551,909	$38,874,183	$127,908,962	$108,864,578

During the three and nine months ended September 30, 2015 and 2014, no customer accounted for more than 10% of total revenue. As at September 30, 2015 and 2014 no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$17,612,791	$18,229,841	$52,904,084	$54,274,382
Value Added Services	357,058	575,813	1,394,708	1,679,546
Total Wholesale	17,969,849	18,805,654	54,298,792	55,953,928

Retail	1,427,267	1,196,875	3,970,387	3,322,950
Portfolio	171,625	189,151	527,814	646,040
Total Domain Services	19,568,741	20,191,680	58,796,993	59,922,918

Network Access Services:
Ting	9,211,141	5,794,195	25,054,935	15,115,600
Total Network Access Services	9,211,141	5,794,195	25,054,935	15,115,600

Network Expenses:
Network, other costs	1,421,279	1,139,515	4,138,213	3,427,856
Network, depreciation and amortization costs	335,698	172,019	830,725	528,956
Total Network Expenses	1,756,977	1,311,534	4,968,938	3,956,812

	$30,536,859	$27,297,409	$88,820,866	$78,995,330

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2015	December 31, 2014

Canada	$1,150,695	$1,131,883
United States	5,256,958	379,891
Germany	64,573	98,013
	$6,472,226	$1,609,787

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	September 30, 2015	December 31, 2014

United States	$719,793	$-
Germany	581,740	735,730
	$1,301,533	$735,730

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	September 30, 2015	December 31, 2014

Canada	$8,919,616	$7,378,619
	$8,919,616	$7,378,619

(g)           Valuation and qualifying accounts:

	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period
Allowance for doubtful accounts, excluding provision for credit notes
Nine months ended September 30,	$125,766	$(2,734)	$-	$123,032
Year ended December 31, 2014	$91,226	$34,540	$-	$125,766

13. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2015 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

14. STOCKHOLDERS' EQUITY:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended September 30, 2015:

	Common stock		Additional paid in		Accumulated other comprehensive	Total stockholders
	Number	Amount	capital	Deficit	income	equity

Balance, June 30, 2015	11,083,976	$14,411,616	$22,492,630	$(1,848,495)	$(833,324)	$34,222,427

Exercise of stock options	41,404	272,269	(82,356)	-	-	189,913
Repurchase and retirement of shares	(398,000)	(523,696)	(9,453,799)	-	-	(9,977,495)
Stock-based compensation	-	-	128,575	-	-	128,575
Income tax effect related to stock options exercised	-	-	312,092	-	-	312,092
Net income for the period	-	-	-	3,159,457	-	3,159,457
Increase to reflect the present value of Redeemable non-controlling interest	-	-	-	(12,199)	-	(12,199)
Unrealized loss on foreign currency forward contracts treated as hedges	-	-	-	-	(724,336)	(724,336)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	-	-	-	-	364,330	364,330

Balance, September 30, 2015	10,727,380	$14,160,189	$13,397,142	$1,298,763	$(1,193,330)	$27,662,764

The following unaudited table summarizes stockholders' equity transactions for the nine month period ended September 30, 2015:

	Common stock		Additional paid in		Accumulated other comprehensive	Total stockholders
	Number	Amount	capital	Deficit	income	equity

Balance, December 31, 2014	11,329,732	$14,130,059	$29,090,058	$(6,955,283)	$(622,441)	$35,642,393

Exercise of stock options	229,057	1,102,612	(365,244)	-	-	737,368
Repurchase and retirement of shares	(831,409)	(1,072,482)	(17,106,694)	-	-	(18,179,176)
Stock-based compensation	-	-	378,228	-	-	378,228
Income tax effect related to stock options exercised	-	-	1,400,794	-	-	1,400,794
Net income for the period	-	-	-	8,278,395	-	8,278,395
Increase to reflect the present value of Redeemable non-controlling interest	-	-	-	(24,349)	-	(24,349)
Unrealized loss on foreign currency forward contracts treated as hedges	-	-	-	-	(1,723,248)	(1,723,248)
Reclassification to net income due to settlement of foreign currency forward contracts treated as hedges	-	-	-	-	1,152,359	1,152,359

Balance, September 30, 2015	10,727,380	$14,160,189	$13,397,142	$1,298,763	$(1,193,330)	$27,662,764

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

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and will terminate on or before February 15, 2016. The Company repurchased 398,000 and 637,502 shares under this program during the three and nine months ended September 30, 2015 for a total of $9,977,495 and $14,522,087, respectively.

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

Details of stock option transactions for the three months ended September 30, 2015 and September 30, 2014 are as follows:

	Three months ended September 30, 2015		Three months ended September 30, 2014

	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share

Outstanding, beginning of period	827,076	$6.69	1,052,308	$4.01
Granted	22,500	24.96	98,100	15.83
Exercised	(41,404)	4.59	(134,199)	2.56
Forfeited	(3,677)	9.63	(8,938)	6.15
Expired	-	-	-	-
Outstanding, end of period	804,495	$7.30	1,007,271	$5.34
Options exercisable, end of period	580,721	$4.85	732,683	$3.84

Details of stock option transactions for the nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014

	Number of Shares	Weighted Average exercise price per share	Number of Shares	Weighted Average exercise price per share

Outstanding, beginning of period	976,062	$6.23	1,407,639	$3.80
Granted	67,500	21.26	98,100	15.83
Exercised	(229,057)	3.22	(474,220)	2.92
Forfeited	(8,135)	11.43	(20,623)	5.86
Expired	(1,875)	2.40	(3,625)	3.36
Outstanding, end of period	804,495	$7.30	1,007,271	$5.34
Options exercisable, end of period	580,721	$4.85	732,683	$3.84

As of September 30, 2015, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Outstanding Number	Weighted average exercise price per share	Weighted average remaining contractual life (years	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value

$2.80	-	$2.92	326,190	$2.83	2.0	$6,624,395	326,190	$2.83	$6,624,395
$3.00	-	$5.76	208,940	5.08	2.9	3,773,918	161,997	4.94	2,947,569
$8.56	-	$10.16	110,815	9.15	4.6	1,550,282	52,559	8.95	745,913
$14.67	-	$24.96	158,550	18.11	5.6	837,708	39,975	15.60	301,607
			804,495	$7.30	3.3	$12,786,303	580,721	$4.85	$10,619,484

Total unrecognized compensation cost relating to unvested stock options at September 30, 2015, prior to the consideration of expected forfeitures, was approximately $1,082,822 and is expected to be recognized over a weighted average period of 2.1 years.

The Company recorded stock-based compensation of $128,575 and $378,228 for the three and nine months ended September 30, 2015 and $230,712 and $417,046 for the three and nine months ended September 30, 2014, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	September 30, 2015
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair value

Derivative instrument liability	$-	$2,181,368	$-	$2,181,368
Total liabilities	$-	$2,181,368	$-	$2,181,368

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2014:

	December 31, 2014
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair value

Derivative instrument liability	$-	$1,115,805	$-	$1,115,805
Total liabilities	$-	$1,115,805	$-	$1,115,805

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect”, “intend” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile and fixed Internet access subscriber growth and retention rates, the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US, Canadian and German tax returns; our expectations regarding cash from operations to fund our business; our expectation regarding increased competition due to the introduction of new gTLDs by ICANN; the impact of cancellations of or amendments to market development fund programs under which we receive funds; and our belief that a slowing economy may lead to a decrease in advertising spending. These statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

●     Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues

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

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting services to customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. Ting manages mobile telephony services for 122,000 subscribers and has 192,000 devices under management.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 13.4 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

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

For the three months ended September 30, 2015 and September 30, 2014, we reported revenue of $44.6 million and $38.9 million, respectively. For the three months ended September 30, 2015 and September 30, 2014, our OpenSRS domain service offering accounted for 48% and 56% of our total revenue, respectively.

For the nine months ended September 30, 2015 and September 30, 2014, we reported revenue of $127.9 million and $108.9 million, respectively. For the nine months ended September 30, 2015 and September 30, 2014, our OpenSRS domain service offering accounted for 50% and 59% of our total revenue, respectively.

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

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Net income for the period	$3,159	$2,691	$8,278	$4,515
Depreciation of property and equipment	388	231	989	696
Amortization of intangible assets	68	107	194	545
Impairment of indefinite life intangible assets	19	-	69	577
Interest expense, net	79	63	161	207
Provision for income taxes	1,834	1,144	4,926	2,062
Change in net deferred revenue (1)	289	(15)	1,181	1,183
Stock-based compensation	129	231	378	417
Loss on currency forward contracts	1,065	468	3,104	1,307

Adjusted EBITDA	$7,030	$4,920	$19,280	$11,509

(1)

Net deferred revenue comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation. Net deferred revenue for the nine months ended September 30, 2015, includes a benefit of $0.1 million as a result of the translation of deferred revenue and prepaid domain name registry and other Internet services fees to our reporting currency of US dollars.

Adjusted EBITDA increased to $7.0 million and $19.3 million in the three and nine months ended September 30, 2015 from $4.9 million and $11.5 million in the three and nine months ended September 30, 2014, respectively. The increase in adjusted EBITDA from period to period was primarily driven by the growth in Ting mobile services.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,		Nine months ended September 30,
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,295	2,239	7,131	7,007

For a discussion of these period to period changes in the domains provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	September 30,
	2015 (1)	2014 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,283	10,302
Registered using our Resellers' Registrar Accreditations	3,132	3,349
Total domain names under management	13,415	13,651

(1)	For a discussion of these period to period changes in domains under management and how they impacted our financial results, see the Net Revenue discussion below.

Network Access Services

	September 30,
	2015 (1)	2014 (1)

Ting subscribers under management	122,000	83,000
Ting devices under management	192,000	130,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

As a Mobile Virtual Network Operators (“MVNO”) our Ting service is reliant on our Mobile Network Operators ("MNOs") providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

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

Net Revenues

Network Access Services

Ting

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses nationally as well as providing fixed high speed internet access in select cities and Internet hosting and network consulting services to customers in Central Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$21,137,420	$21,880,181	$63,599,414	$65,032,221
Value Added Services	2,404,449	2,350,195	7,002,284	7,349,527
Total Wholesale	23,541,869	24,230,376	70,601,698	72,381,748

Retail	3,153,992	2,687,478	9,039,185	7,612,079
Portfolio	1,315,566	2,207,640	3,382,614	4,150,086
Total Domain Services	28,011,427	29,125,494	83,023,497	84,143,913

Network Access Services:
Ting	16,540,482	9,748,689	44,885,465	24,720,665
Total Network Access Services	16,540,482	9,748,689	44,885,465	24,720,665

	$44,551,909	$38,874,183	$127,908,962	$108,864,578
Increase over prior period	$5,677,726		$19,044,384
Increase - percentage	15%		17%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	48%	56%	50%	59%
Value Added Services	5%	6%	5%	7%
Total Wholesale	53%	62%	55%	66%

Retail	7%	7%	7%	7%
Portfolio	3%	6%	3%	4%
Total Domain Services	63%	75%	65%	77%

Network Access Services:
Ting	37%	25%	35%	23%
Total Network Access Services	37%	25%	35%	23%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2015 increased by $5.7 million or 15% to $44.6 million when compared to the three months ended September 30, 2014.

Total net revenues for the nine months ended September 30, 2015 increased by $19.0 million or 17% to $127.9 million when compared to the nine months ended September 30, 2014.

Deferred revenue increased to $74.4 million at September 30, 2015 from $73.0 million at September 30, 2014.

No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2015 and September 30, 2014. At September 30, 2015 no customer accounted for more than 10% of accounts receivable. At September 30, 2014, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Wholesale

During the three months ended September 30, 2015, domain services revenue decreased by $0.7 million to $21.1 million when compared to the three months ended September 30, 2014. During the nine months ended September 30, 2015, domain services revenue decreased by $1.4 million to $63.6 million when compared to the nine months ended September 30, 2014.

During the three months ended September 30, 2015, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased slightly to 2.3 million when compared to the three months ended September 30, 2014. During the nine months ended September 30, 2015, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.1 million to 7.1 million when compared to the nine months ended September 30, 2014.

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

As of September 30, 2015, total domains that we manage under our own accreditation remained relatively flat at 10.3 million when compared September 30, 2014. Domains under management primarily reflect the same factors impacting domain transactions mentioned above. Also, as of September 30, 2015, total domains that we manage on behalf of other accredited registrars decreased to 3.1 million when compared to 3.3 million at the end of September 30, 2014, primarily the result of a single customer that transitioned the customer’s domain management platform to an in-house system in Fiscal 2014.

During the three months ended September 30, 2015, value added services revenue remained relatively flat at $2.4 million when compared to the three months ended September 30, 2014. During the nine months ended September 30, 2015, value added services revenue decreased by $0.3 million to $7.0 million when compared to the nine months ended September 30, 2014. This decrease was primarily due to the decrease in revenue from pay-per-click advertising and the sale of names through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has been experiencing flat to declining trends due to factors such as uncertainty around the implementation of ICANN’s New gTLD Program and lower traffic and advertising yields that this market is experiencing, which we expect to continue.

Retail

Net revenues from Retail for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, increased by $0.5 million, or 17%, to $3.2 million. Net revenues from Retail for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, increased by $1.4 million, or 19%, to $9.0 million. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from Portfolio for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, decreased by $0.9 million to $1.3 million and by $0.8 million to $3.4 million respectively. These decreases primarily related to lower sales of big ticket domains and a decrease in online advertising revenue largely due to the flat to declining trends as a result of factors such as uncertainty around the impact of ICANN’s New gTLD Program and lower traffic and advertising yields that this market is experiencing.

Network Access Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, increased by $6.8 million or 70% to $16.5 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $5.1 million to $13.7 million as compared to the three months ended September 30, 2014. In addition, we generated $0.9 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, increased by $20.2 million or 82% to $44.9 million. This increase primarily reflects the impact the larger subscriber base is having on Ting mobile service revenue which grew by $15.7 million to $37.0 million as compared to the nine months ended September 30, 2014. In addition, we generated $2.4 million in provisioning high speed Internet access, Internet hosting and network consulting services during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

As of September 30, 2015, Ting had 122,000 subscribers and 192,000 mobile devices under its management compared to 83,000 subscribers and 130,000 devices under management as of September 30, 2014.

COST OF REVENUES

Network Access Services

Cost of revenues for network access services includes the costs of provisioning mobile services (primarily our customers' voice, messaging, data usage provided by our MNOs), the costs of providing mobile phone hardware (the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs) as well as the costs for provisioning high speed Internet access (network access fees, software licenses), and any direct costs incurred in providing web hosting and IT consulting services.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	$17,612,791	$18,229,841	$52,904,084	$54,274,382
Value Added Services	357,058	575,813	1,394,708	1,679,546
Total Wholesale	17,969,849	18,805,654	54,298,792	55,953,928

Retail	1,427,267	1,196,875	3,970,387	3,322,950
Portfolio	171,625	189,151	527,814	646,040
Total Domain Services	19,568,741	20,191,680	58,796,993	59,922,918

Network Access Services:
Ting	9,211,141	5,794,195	25,054,935	15,115,600
Total Network Access Services	9,211,141	5,794,195	25,054,935	15,115,600

Network Expenses:
Network, other costs	1,421,279	1,139,515	4,138,213	3,427,856
Network, depreciation and amortization costs	335,698	172,019	830,725	528,956
Total Network Expenses	1,756,977	1,311,534	4,968,938	3,956,812

	$30,536,859	$27,297,409	$88,820,866	$78,995,330
Increase over prior period	$3,239,450		$9,825,536
Increase - percentage	12%		12%

The following table presents our cost of revenues, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Domain Services:
Wholesale
Domain Services	40%	47%	41%	50%
Value Added Services	1%	1%	1%	2%
Total Wholesale	41%	48%	42%	52%

Retail	3%	3%	3%	3%
Portfolio	0%	1%	0%	1%
Total Domain Services	44%	52%	45%	56%

Network Access Services:
Ting	21%	15%	20%	14%
Total Network Access Services	21%	15%	20%	14%

Network Expenses:
Network, other costs	3%	3%	3%	3%
Network, depreciation and amortization costs	1%	0%	1%	0%
Total Network Expenses	4%	3%	4%	3%

	69%	70%	69%	73%

Total cost of revenues for the three months ended September 30, 2015 increased by $3.2 million, or 12%, to $30.5 million when compared to the three months ended September 30, 2014. Total cost of revenues for the nine months ended September 30, 2015 increased by $9.8 million, or 12%, to $88.8 million when compared to the nine months ended September 30, 2014. This increase primarily resulted from the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of September 30, 2015 increased to $58.4 million from $57.9 million as of September 30, 2014.

Wholesale

Costs for Wholesale for the three months ended September 30, 2015 decreased by $0.8 million or 4%, to $18.0 million when compared to the three months ended September 30, 2014. Costs for Wholesale for the nine months ended September 30, 2015 decreased by $1.7 million, or 3%, to $54.3 million when compared to the nine months ended September 30, 2014. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a handful of large clients migrating their business to their own accreditations.

Retail

Costs for Retail for the three months ended September 30, 2015 increased by $0.2 million, to $1.4 million when compared to the three months ended September 30, 2014. Costs for Retail for the nine months ended September 30, 2015 increased by $0.6 million, to $4.0 million when compared to the nine months ended September 30, 2014. These increases resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended September 30, 2015 remained relatively flat at $0.2 million when compared to the three months ended September 30, 2014. Costs for Portfolio for the nine months ended September 30, 2015 decreased by $0.1 million, to $0.5 million when compared to the nine months ended September 30, 2014. This resulted from our decision not to renew certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. as described under impairment of indefinite life intangible assets below.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, increased by $3.4 million or 59% to $9.2 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service cost of revenue which grew by $2.3 million to $6.8 million as compared to the three months ended September 30, 2014. In addition, we incurred costs of $0.4 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, increased by $10.0 million or 66% to $25.1 million. This increase primarily reflects the impact the larger subscriber base is having on Ting mobile service cost of revenue which grew by $7.5 million to $18.4 million as compared to the nine months ended September 30, 2014. In addition, we incurred costs of $1.2 million in provisioning high speed Internet access, Internet hosting and network consulting services during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

Network Costs

Network costs before depreciation and amortization for the three and nine months ended September 30, 2015 increased by $0.3 million, to $1.4 million and by $0.7 million, to $4.1 million when compared to the three and nine months ended September 30, 2014, respectively. These increases are largely the result of the additional costs we incur as a result of our now providing high speed Internet access, Internet hosting and network consulting services to customers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales and marketing	$4,740,662	$3,593,486	$13,387,800	$11,377,701
Increase over prior period	$1,147,176		$2,010,099
Increase - percentage	32%		18%
Percentage of net revenues	11%	9%	10%	10%

Sales and marketing expenses for the three months ended September 30, 2015 increased by $1.1 million, or 32%, to $4.7 million when compared to the three months ended September 30, 2014. This increase related primarily to an increase in workforce related expenses of $0.7 million related to our network access services, which was partially offset by lower workforce related costs for domain services of $0.1 million. In addition we incurred an increase of $0.4 million in marketing spend largely to support and acquire Ting mobile and fixed Internet access subscribers and on Hover marketing programs.

Sales and marketing expenses for the nine months ended September 30, 2015 increased by $2.0 million, or 18%, to $13.4 million when compared to the nine months ended September 30, 2014. This increase related primarily to an increase in workforce related expenses of $1.6 million related to our network access services. In addition we incurred and a increase of $0.3 million in marketing spend on Retail Domain Services marketing programs, which was partially offset by a lower marketing spend to support and acquire Ting subscribers of $0.1 million.

As we expect to exceed the adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, sales and marketing workforce related costs in both the three and nine months ended September 30, 2015, include a provision of $0.4 million due to this higher performance attainment.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Technical operations and development	$1,101,581	$1,041,136	$3,405,052	$3,238,566
Increase over prior period	$60,445		$166,486
Increase - percentage	6%		5%
Percentage of net revenues	2%	3%	3%	3%

Technical operations and development expenses for the three and nine months ended September 30, 2015 increased slightly to $1.1 million and $3.4  million, respectively when compared to the three and nine months ended September 30, 2014. As we expect to exceed the adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, technical operations workforce related costs in both the three and nine months ended September 30, 2015, include a provision of $0.1 million due to this higher performance attainment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
General and administrative	$2,607,916	$2,727,626	$7,826,405	$6,959,984
(Decrease) increase over prior period	$(119,710)		$866,421
(Decrease) increase - percentage	(4)%		12%
Percentage of net revenues	6%	7%	6%	6%

General and administrative expenses for the three months ended September 30, 2015 decreased by $0.1 million, or 4%, to $2.6 million when compared to the three months ended September 30, 2014. Professional fees and stock based compensation decreased by $0.4 million when compared to the three months ended September 30, 2014, primarily the result of the pre-acquisition due diligence and other costs of $0.2 million that we incurred during the three months ended September 30, 2104 not recurring and the decrease of $0.1 million in stock based compensation expense as a result of our decision to implement a minimum vesting requirement to formulaic option grants to our non-employee directors under our 2006 Equity Compensation Plan. This decrease was offset by an increase in credit card processing fees, primarily to support the growth of network access services of $0.2 million as well as an increase in people costs of $0.1 million when compared to the three months ended September 30, 2014. In addition, during the three months ended September 30, 2015, we realized a gain on foreign exchange of $0.7 million compared to a gain of $0.2 million during the three months ended September 30, 2014. These gains in turn were offset by our incurring a loss on foreign exchange revaluation of our foreign denominated assets and liabilities of $0.7 million during the three months ended September 30, 2015 compared to a loss of $0.3 million during the three months ended September 30, 2014

General and administrative expenses for the nine months ended September 30, 2015 increased by $0.9 million, or 12%, to $7.8 million when compared to the nine months ended September 30, 2014. As we expect to exceed the adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, general and administrative workforce related costs in the nine months ended September 30, 2015, include a provision of $0.5 million due to this higher performance attainment. In addition, credit card processing fees, supplies and facility costs increased by $0.7 million when compared to the nine months ended September 30, 2014 primarily to support the growth of network access services, which were partially offset by a decrease of $0.4 million in professional fees and stock based compensation. In addition, during the nine months ended September 30, 2015, we realized a gain on foreign exchange of $2.2 million compared to a gain of $0.9 million during the nine months ended September 30, 2014. These gains in turn were offset by our incurring a loss on foreign exchange revaluation of our foreign denominated assets and liabilities of $2.4 million during the nine months ended September 30, 2015 compared to a loss of $1.1 million during the nine months ended September 30, 2014

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Depreciation of property and equipment	$63,790	$58,685	$185,074	$167,527
Increase over prior period	$5,105		$17,547
Increase - percentage	9%		10%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.1 million and $0.2 million for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amortization of intangible assets	$56,997	$107,230	$167,209	$545,290
(Decrease) increase over prior period	$(50,233)		$(378,081)
Decrease - percentage	(47)%		(69)%
Percentage of net revenues	0%	0%	0%	1%

Amortization of intangible assets for the three and nine months ended September 30, 2015, consists of amounts arising in connection with the acquisition of the acquisition of EPAG Domainservices GmbH ("EPAG") in July 2011 and the acquisition of the BRI Group in February 2015.

Network rights, brand and customer relationships acquired in connection with the acquisitions of EPAG and the BRI Group are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment of indefinite life intangible assets	$18,550	$-	$68,848	$577,145
Increase over prior period	$18,550		$(508,297)
Increase - percentage	-%		(88)%
Percentage of net revenues	0%	-%	0%	1%

As part of our normal renewal process during the three months ended September 30, 2015 we did assess that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and should be allowed to expire. Accordingly, these domain names, with a book value of $19,000 have been written off and recorded as impairment of indefinite life intangible assets. During the three months ended September 30, 2014 we did not assess that any names acquired in the June 2006 acquisition of Mailbank.com should not be renewed.

During the nine months ended September 30, 2015 and September 30, 2014, we did assess that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and should be allowed to expire. Accordingly, these domain names, with a book value of $0.1 million and $0.6 million respectively, have been written off and recorded as impairment of indefinite life intangible assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loss on currency forward contracts	$352,738	$150,227	$681,988	$219,904
Increase over prior period	$202,511		$462,084
Increase - percentage	135%		210%
Percentage of net revenues	1%	0%	1%	0%

As of September 30, 2015, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through October 2016. The impact of the fair value adjustment on outstanding contracts resulted in a net loss of $0.1 million for the three months ended September 30, 2015 compared to a net loss of $0.1 million for the three months ended September 30, 2014. In addition, the impact of the fair value adjustment on outstanding contracts resulted in a realized loss upon settlement of currency forward contracts of $0.3 million for the three months ended September 30, 2015, compared to a net loss of $25,000 during the three months ended September 30, 2014.

The impact of the fair value adjustment on outstanding contracts resulted in a net loss of $0.2 million for the nine months ended September 30, 2015 compared to a net loss of $20,000 for the nine months ended September 30, 2014. In addition, the impact of the fair value adjustment on outstanding contracts resulted in a realized loss upon settlement of currency forward contracts of $0.5 million for the nine months ended September 30, 2015, compared to a net loss of $0.2 million during the nine months ended September 30, 2014.

At September 30, 2015, our balance sheet reflects a net derivative instrument liability of $2.2 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Other income (expense), net	$(78,959)	$(63,498)	$(161,136)	$(206,679)
Increase over prior period	$(15,461)		$45,543
Increase - percentage	24%		(22)%
Percentage of net revenues	0%	0%	0%	0%

Other expenses during the three and nine months ended September 30, 2015 remained essentially flat when compared to the three and nine months ended September 30, 2014 and primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Provision for income taxes	$1,834,400	$1,143,981	$4,926,189	$2,061,526
Increase in provision over prior period	$690,419		$2,864,663
Increase - percentage	60%		139%
Percentage of net revenues	4%	3%	4%	2%

For the three months ended September 30, 2015, we recorded a provision for income taxes of $1.8  million on income before income taxes of $5.0  million, using an estimated effective tax rate for Fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the three months ended September 30, 2014, we recorded a provision for income taxes of $1.1 million on income before taxes of $3.8 million, using an estimated effective tax rate for the 2014 fiscal year.

For the nine months ended September 30, 2015, we recorded a provision for income taxes of $4.9 million on income before income taxes of $13.2 million, using an estimated effective tax rate for Fiscal 2015 adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2014, we recorded a provision for income taxes of $2.1 million on income before taxes of $6.6 million, using an estimated effective tax rate for the 2014 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2015 and as of December 31, 2014, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2015 and December 31, 2014, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three and nine months ended September 30, 2015 was a net loss in other comprehensive income of $0.6 million and $0.8 million, respectively. The impact of the fair value adjustment on outstanding hedged contracts for the three and nine months ended September 30, 2014 was a net loss in other comprehensive income of $0.4 million and $0.2 million respectively.

The following table presents other comprehensive income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss)	$(360,006)	$(379,818)	$(570,889)	$(165,008)
Decrease in provision over prior period	$19,812		$(405,881)
Increase - percentage	(5)%		246%
Percentage of net revenues	(1)%	(1)%	(0)%	(0)%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our cash and cash equivalents balance increased by $3.6 million to $11.9 million when compared to December 31, 2014. Our principal sources of liquidity during the nine months ended September 30, 2015 resulted from cash provided by operating activities of $12.0  million, the proceeds of $6.6 million we received on our previously announced agreement to amend our .online joint venture relationship to a marketing agreement, the proceeds of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $2.1 million. The resulting proceeds from the exercise of stock options of $2.1 million includes an excess tax benefit from share based compensation expenses of $1.4 million. These sources of funds were partly offset by our repurchasing 637,502 of our shares for $14.5 million through our open market stock buyback that commenced on February 16, 2015, our repurchasing 193,907 shares for $3.7 million through our modified Dutch Auction tender offer (the “Tender Offer”) that closed on January 7, 2015 and our investing $2.1 million in additions to property and equipment.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At September 30, 2015 the balance under the 2012 DLRR Loan was $3.5 million and the 2012 DLR Loan was fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiration date.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2015, we held contracts in the amount of $31.0 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of September 30, 2015, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 was $12.0 million, as compared to $6.1 million during the nine months ended September 30, 2014.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2015 was $9.1 million. Net income included non-cash charges and recoveries of $0.8 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital generated $2.9 million. Positive contributions of $7.1 million from movements in deferred revenue, income taxes, accounts payable, accrued liabilities, customer deposits and accreditation fees payable were partially offset by our utilizing $4.2 million to fund a increases in deferred registration costs, prepaid expenses and deposits, accounts receivable and inventory.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the nine months ended September 30, 2015 totaled $12.5 million as compared to $4.3 million during the nine months ended September 30, 2014. Net cash outflows amounting to $18.2 million resulted from $14.5 million used to fund our repurchasing 637,502 of our shares during the nine months through our open market stock buyback that commenced on February 16, 2015 and our repurchasing of 193,907 shares for $3.7 million through our Tender Offer that closed on January 7, 2015. These cash outflows were partially offset by cash inflows of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $2.1 million. The resulting proceeds from the exercise of stock options of $2.1 million includes an excess tax benefit from share based compensation expenses of $1.4 million.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2015 generated net cash of $4.2 million as compared to our use of $0.6 million during the nine months ended September 30, 2014.

Investing activities benefited from the proceeds of $6.6 million we received on our previously announced agreement with our .online joint venture partners to release each other from any and all obligations under the .online joint venture Term Sheet and instead enter into a Joint Marketing Agreement to launch marketing programs, with incentives and obligations to ensure the success of the .online registry. These marketing arrangements will contribute $1.5 million, which will be recognized evenly over the term of the marketing agreement commencing in November 2015.

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for a consideration of approximately $3.6 million. The purchase price was satisfied through our releasing $3.1 million from the escrow accounts established during Fiscal 2014 and an additional payment of $0.4 million made at closing. In addition, we used $2.1 million to acquire additional property and equipment. Included in these additions is an amount of $1.6 million that we have invested since the acquisition of the BRI Group primarily in expanding our fiber footprint.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our contractual obligations.

The Company has entered into a lease and network management agreement with the City of Westminster, Maryland (“the City”) to run and operate their fiber optic network for a period of 10 years. Under the terms of this agreement, the Company is obligated to making certain minimum performance commitments. In addition, should certain minimum performance criteria not be met, the Company would be liable to contribute up to $100,000 per quarter towards the City’s debt service costs.

As of September 30, 2015, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2015. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2015, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2015	$7,032,500	1.1651	$895,938
January - March 2016	6,992,500	1.2616	386,972
April - June 2016	6,002,500	1.2556	360,655
July - September 2016	6,002,500	1.2554	362,068
October - December 2016	4,952,500	1.2885	175,735
	$30,982,500	1.2416	$2,181,368

As of September 30, 2015, we had $31.0 million of outstanding foreign exchange forward contracts which will convert to CDN $38.5 million. Of these contracts, $26.4 million met the requirements for hedge accounting (September 30, 2014 - $22.8 million of which $19.0 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2015. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2015 of approximately $0.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2015, management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “material weakness”).

We have made progress remediating the material weaknesses which is described below. Notwithstanding the material weaknesses, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b)    Changes in Internal Control over Financial Reporting

Except as set forth below, during the nine months ended September 30, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	MaximumNumber of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (Millions)

July 1, 2015 - July 31, 2015	-	$-	-	$-
August 1, 2015 - August 31, 2015	166,460	25.1751	166,460	$11.3
September 1, 2015 - September 30, 2015	231,540	24.9585	231,540	$5.5

	398,000	$25.0491	398,000	$5.5

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

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
10.1	Tucows Inc. 2006 Equity Compensation Plan, as amended and restated, and approved by shareholders *
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
10.1	Tucows Inc. 2006 Equity Compensation Plan, as amended and restated, and approved by shareholders *
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.