Form 10-K
period 2015-12-31
TUCOWS INC /PA/
filed 2016-03-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2015 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $253.6 million. Such aggregate market value was computed by reference to the closing sale price per share of $27.85 as reported on the NASDAQ on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than ten percent of the outstanding shares of common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 4, 2016 was 10,691,106.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2015

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

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile and fixed Internet access subscriber growth and retention rates, the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US, Canadian and German tax returns; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Changes in the nature of key strategic relationships with our Mobile Virtual Network Operator ("MVNO") partners;

•

The effects of vigorous competition on a highly penetrated mobile telephony market, including the impact of competition on the price we are able to charge subscribers for services and devices and on the geographic areas served by our MVNO partner wireless networks;

•	Our ability to manage any potential increase in subscriber churn or bad debt expense;

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•

Our ability to invest in the build-out of fiber networks into selected towns and cities to provide Internet access services to residential and commercial customers while maintaining the development and sales of our established services;

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

PART I

ITEM 1.  BUSINESS

Overview

Our principal place of business is located in Canada.

Our mission is to provide simple useful services that help people unlock the power of the Internet.

We accomplish this by reducing the complexity our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet services. We are organized, managed and report our financial results as two segments, Network Access Services and Domain Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue separately.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services (“Ting Mobile”) to individuals and small businesses through the Ting website.

We also derive revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina; Westminster, Maryland; and Charlottesville, Virginia. We also derive revenue from providing Internet hosting and network consulting services to customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015.

Revenues from Ting Mobile and Ting Internet are generated in the United States and are provided on a monthly basis with no fixed contract term.

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

Domain Services’ primary distribution channel is a global network of more than 13,000 resellers in more than 100 countries who typically provide their customers, the end-users of the Internet, with a critical component for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing superior services, easy-to-use interfaces, proactive and attentive customer service. We seek to provide superior customer service to our resellers by anticipating their business needs and technical requirements. This includes providing easy-to-use interfaces that enable resellers to quickly and easily integrate our services into their individual business processes. We also provide “second tier” support to our resellers in the event resellers experience issues with our services. In addition, our Network Operating Center provides proactive support to our resellers by monitoring all network infrastructure to address deficiencies before customer services are impacted.

We believe that the underlying platforms for our services are among the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users.

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 13.3 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, SSL certificates, and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

Retail, primarily through our retail website hover.com (“Hover”), derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our Real Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

The Tucows Domain Portfolio generates revenue by offering the portfolio’s domain names for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD program.

Additional information about segments can be found in “Note 18 – Segment information” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Net Revenues

Network Access Services

Mobile and Other services

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses nationally as well as providing fixed high speed internet access in select cities and Internet hosting and network consulting services to customers in Central Virginia. Ting provides customers with access to our provisioning and management tools via the ting.com website.

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

Wholesale – OpenSRS Value-Added Services

We derive revenue from our hosted email service through our global distribution network. Our hosted email service is offered on a per account, per month basis, and provides resellers with a reliable, scalable “white label” hosted email solution that can be customized to their branding and business model requirements. The hosted email service also includes spam and virus filtering on all accounts. End-users can access the hosted email service via a full-featured, multi-language AJAX-enabled web interface or through traditional desktop email clients.

We also derive revenue from other Value-Added Services primarily from provisioning SSL certificates and the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

Retail – Hover

We derive revenues from Hover's sale of retail Internet domain name registration and email services to individuals and small businesses.

Portfolio

We derive revenue from our portfolio of domain names by displaying advertising on the domains and by making them available for sale. When a user types one of these domain names into a web browser, they are presented with dynamically generated links that are pay-per-click advertising. Every time a user clicks on one of these links, it generates revenue for us through our partnership with third-parties who provide syndicated pay-per-click advertising (“parked page vendors”).

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

For information about geographic areas, see “Note 18 – Segment information” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report

Intellectual Property

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

Competition

Our competitors may be divided into the following groups:

•	US Mobile Phone Service providers such as AT&T, Verizon, T-Mobile and Sprint, who primarily compete with Ting Mobile Services.

•	Retail-oriented domain registrars, such as GoDaddy and Web.com who compete with our Reseller customers in Wholesale Domain Services and with Hover.

•	Wholesale-oriented domain registrars, such as Rightside and Melbourne IT, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Microsoft, Bluetie and MailTrust.

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

We believe the primary competitive factors in our Domain Services are:

•

Providing superior customer service by anticipating the technical requirements and business objectives of resellers and providing them with technical advice to help them understand how our services can be customized to meet their particular needs;

•	Providing cost savings over in-house solutions by relieving resellers of the expense of acquiring and maintaining hardware and software and the associated administrative burden;

•	Enabling resellers to better manage their relationships with their end-users;

•	Facilitating scalability through an infrastructure designed to support millions of transactions across millions of end-users; and

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

Employees

As of December 31, 2015, we had approximately 325 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located at 96 Mowat Avenue, Toronto, Ontario, M6K 3M1 Canada. Our telephone number is (416) 535-0123. We have offices in Germany, the Netherlands and the United States of America.

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

Our web site address is tucows.com. We make available through our web site, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information on the web site listed above is not and should not be considered part of this Annual Report and is not incorporated by reference in this document.

Executive Officers of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers.

Name	Age	Title
Elliot Noss	53	President and Chief Executive Officer
Michael Cooperman	64	Chief Financial Officer
David Woroch	53	Executive Vice President, Domains
Kenneth Schafer	56	Executive Vice President, Product
Carla Goertz	58	Executive Vice President, Human Resources
Michael Goldstein	44	Vice President, Sales and Marketing
Jody Stocks	51	Vice President, Engineering
Ross Rader	44	Vice President, Customer Experience

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

David Woroch joined Tucows in March 2000 after thirteen years at IBM and, over the past sixteen years, has helped build Tucows’ sales, marketing, business development, product management and technical support capabilities. Mr. Woroch currently serves as our Executive Vice President, Domains and he oversees the Domains business at Tucows, including OpenSRS (wholesale), Hover (retail) and the premium domain portfolio.

Kenneth Schafer has served as our Executive Vice President, Product since June 3 2009, having joined Tucows in 2006 as VP Marketing. Prior to joining Tucows, Mr. Schafer worked as an independent strategic Internet consultant for eight years.

Carla Goertz has served as Executive Vice President of Human Resources since June of 2009, having joined Tucows in 2005 as a Vice President of Human Resources. Prior to Joining Tucows, Carla had held several senior roles, as VP Human Resources and Administration at Systems Xcellence Inc., and Castek Software Inc., as well as Director of Human Resources at Tech Data Canada Corp. Carla received her CHRP in 1994 and was educated at Sheridan College.

Michael Goldstein has served as our Vice President, Sales and Marketing since September 2009. Before joining us, Mr. Goldstein spent five years at Ogilvy, NY as a Partner, Marketing Director managing advertising, brand identity, digital and public relations campaigns for clients such as TD Ameritrade, Kraft, GlaxoSmithKline and DoubleClick.

Jody Stocks has served as our Vice President, Engineering since 2012. Jody joined Tucows in October 2005 and served as our Director of MIS until 2008 when he was appointed Director of Software Engineering.

Ross Rader has been with Tucows since the very beginning. As Vice President, Customer Experience since 2012, he leads our customer service and support organization. In 2000, as our Director of Assigned Names, Ross helped launch Tucows OpenSRS service. In 2005, as General Manager, Retail Services he oversaw Tucows’ retail domain operations, including the development and launch of Hover in 2008.

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

Risks Related to Network Access Services

Competition in the wireless industry could adversely affect Ting’s revenues and profitability.

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with (1) facilities-based wireless communications providers and their prepaid affiliates or brands, including Verizon, AT&T, Sprint and T-Mobile; and (2) other MVNOs.

Most of our competitors have substantially greater financial, technical, personnel and marketing resources and a larger market share than we do, and we may not be able to compete successfully against them or other wireless communications providers. Due to their size and bargaining power, our larger competitors obtain discounts for facilities, equipment, handsets, content, and services, potentially placing us at a competitive disadvantage. As consolidation in the industry creates even larger competitors, our competitors’ purchasing advantages may increase further, hampering our efforts to attract and retain customers. Certain of our competitors may also use their ownership of local wireline and wireless telecommunications facilities to introduce service features and calling plans, such as free wireless-to-landline calls, that we are unable to offer at similar cost. Their larger wireless customer bases may make discounted or free in-network calling (that we do not offer currently) more attractive than any similar service that we may offer. This may adversely affect our ability to compete against these competitors in the longer term.

Ting has a short operating history which may not be indicative of our future performance and, if our revenue and earnings growth are not sustainable, we may not be able to generate the earnings necessary to fund our operations or continue to grow our business.

We launched Ting nationally in February 2012. Consequently, Ting has a limited operating and financial history upon which to evaluate its business model, financial performance and ability to succeed in the future. You should consider its prospects in light of the risks it may encounter, including risks and expenses faced by a new business competing in rapidly evolving and highly competitive markets. Ting cannot be certain that its Mobile Virtual Network Operator (“MVNO”) business model or any specific products or services will be profitable or competitive in the long-term against larger, facilities-based wireless providers or other MVNOs. Ting also cannot predict whether its MVNO model will allow it to offer the wireless services that customers may demand in the future. If Ting is unable to achieve sufficient revenues and earnings from operations, its financial results will be adversely affected and it may not have sufficient cash to fund its current operations or sustain its continued growth.

Ting’s service offerings may not be successful in the long term if it is unable to retain customers or attract new customers.

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

The traditional dividing lines among long distance, local, wireless, video and Internet services are increasingly becoming blurred. In addition, the dividing lines between voice and data services are also becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services. We expect competition to continue to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors. If we cannot compete effectively, our revenues, growth and profitability may be materially adversely affected.

If Ting is unable to keep pace with technological advances, our revenues, growth and profitability may be materially adversely affected.

The U.S. wireless communications industry is experiencing rapid growth of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

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

Ting may be limited in its ability to grow its business and customer base for its wireless service offerings unless it can continue to obtain network capacity at favorable rates and meet the growing demands on its business systems and processes.

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

As an MVNO, Ting is dependent on two major network operators for their wireless networks and any disruptions of Ting’s use of such networks may adversely affect its business and financial results.

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

We are dependent on technology used by our Network Operators. Wireless communications technology is evolving rapidly. A significant change in current wireless network technologies or the emergence of alternative technologies could reduce significantly our ability to offer a full range of data services, as compared to our competitors. If our Network Operators fail to keep up with these changes, we may lose customers or may not be able to attract new customers.

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

Ting competes with Network Operators’ products and services, and we can provide no assurance of our continued partnership with the Network Operators.

We compete with Network Operators’ products and services for mobile telephony services. In addition, our Network Operators may from time to time create products or acquire interests in businesses that directly or indirectly compete with us. As a result, their interests may be different from, or adverse to, ours. We can provide no assurance of our continued partnership with the Network Operators.

Risks related to Domain Services

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

In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase the discounted service offerings of our competitors. As a result of these factors, in the future it may become increasingly difficult for us to compete successfully

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. Currently ICANN has over 2,100 active registrars who register domain names in one or more of the generic top level domains, or gTLDs, that it oversees. Not all of these accredited registrars, however, are operational. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. As a result, we may not be able to compete effectively.

In addition, we cannot predict the impact ICANN’s New gTLD Program will have on the domain name industry. Our competitive position depends in part on our ability to secure access to these new gTLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to new gTLDs could adversely impact our ability to sell domain name registrations to customers, and thus adversely impact our business. In addition, the New gTLD Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. If we do not properly manage our response to the change in business environment, and accurately predict the market’s preference for specific gTLDs, it could adversely impact our competitive position or market share.

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

If any of our competitors merge with one another, they will present a stronger combined force in the market and may attract the business of both existing and prospective resellers. In addition, our resellers may opt to build their own technical systems and seek ICANN accreditation in order that they may process domain applications themselves. If a number of our customers decide to pursue this option, our sales may decrease materially.

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

The acquisition of expiring domain names for parked page commercialization, the sale of names or acquisition of names for other uses involves the registration of thousands of Internet domain names, both in the United States and internationally. We have acquired and intend to continue to acquire previously-owned Internet domain names that have expired and have, following the period of permitted reclamation by their prior owners, been made available for sale. The acquisition of Internet domain names generally is governed by federal or international regulatory bodies. The regulation of Internet domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional requirements for previously-owned Internet domain names or modify the requirements for holding Internet domain names. As a result, we might not acquire or maintain names that contribute to our financial results in the same manner as we currently do. Because certain Internet domain names are important assets, a failure to acquire or maintain such Internet domain names could adversely affect our financial results and our growth. Any impairment in the value of these important assets could cause our stock price to decline.

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

Other Risks Related to Our Business

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

Our business may be adversely affected if our internal controls are not effective.

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

As a result, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules proclaimed after that. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price, and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives are not amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and, accordingly, the quarterly amortization expense is increased or decreased. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

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

The stock market in general and the market for Internet-related companies in particular, including our company, has experienced volatility. This volatility often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may cause the price of our common stock to drop, regardless of our performance.

Future sales of shares of our common stock by our existing shareholders could cause our share price to fall.

If our shareholders sell substantial amounts of common stock in the public market, the market price of the common stock could fall. The perception among investors that these sales will occur could also produce this effect.

We cannot guarantee that our recently announced stock buyback program will be fully consummated or that such program will enhance the long-term value of our share price.

In February 2016, the Company’s Board of Directors approved a stock buyback program to repurchase up to $40 million of the Company’s common stock, which can be discontinued at any time. Although this buyback program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,900 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain offices of approximately 14,100 square feet in St Catharines, Ontario, approximately 11,200 square feet in Charlottesville, Virginia, approximately 4,000 square feet in Starkville, Mississippi, approximately 2,900 square feet in Bonn, Germany and satellite offices in Westminster, Maryland and Amsterdam, Netherlands.

Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario and Ashburn, Virginia.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will materially harm our business. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “TCX”. Our common stock is also traded on the Toronto Stock Exchange under the symbol “TC”.

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

Year	Fiscal Quarter Ended	High	Low
2015	March 31, 2015	19.75	17.29
	June 30, 2015	29.73	17.37
	September 30, 2015	32.23	22.29
	December 31, 2015	28.60	19.60
2014	March 31, 2014	14.92	11.62
	June 30, 2014	15.45	12.07
	September 30, 2014	16.59	12.14
	December 31, 2014	19.63	13.59

As of March 5, 2016, Tucows had 69 shareholders of record, excluding shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2015 and December 31, 2014, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements.

Purchases of equity securities by the issuer and affiliated purchasers

Modified Dutch Tender Offers:

On January 7, 2015, we successfully concluded a modified “Dutch auction tender offer” that was previously announced in December 2014. Under the terms of the offer, we repurchased an aggregate of 193,907 shares of our common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 31, 2015, we had 11,186,028 shares issued and outstanding.

2016 Stock Buyback Program:

On February 9, 2016, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s common stock at the Company’s discretion. The new $40 million buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017. Purchases for this program will be made exclusively through the facilities of the NASDAQ Capital Market. All shares purchased by the Company under this program will be retired and returned to treasury. The timing and exact number of common shares purchased will be at the Company’s discretion and will depend on available cash and market conditions. The Company may suspend or discontinue the repurchases at any time, including in the event the Company would be deemed to be making an acquisition of its own shares under Rule 13e-3 of the Exchange Act. Subject to applicable securities laws and stock exchange rules, all purchases will occur through the open market and may be in large block purchases. The Company does not intend to purchase its shares from its management team or other insiders. The purchase will be funded from available working capital and existing credit facilities.

2015 Stock Buyback Program:

On February 11, 2015, we announced a stock buyback program. Under this buyback program, we were authorized to repurchase up to $20 million of our common stock over the 12-month period that commenced on February 11, 2015. Repurchases under this program may include open market purchases, block trades or a combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

We repurchased 214,089 shares under this program during the three months ended March 31, 2015 for a total of $4.1 million. We repurchased 25,413 shares under this program during the three months ended June 30, 2015 for a total of $0.5 million. We repurchased 398,000 shares under this program during the three months ended September 30, 2015 for a total of $10.0 million. We repurchased 231,047 shares under this program during the three months ended December 31, 2015 for a total of $5.4 million. In total, we repurchased 868,549 shares under this program during the year ended December 31, 2015 for a total of $20.0 million.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

During the fiscal quarter ended December 31, 2015, certain employees and directors tendered 99,675 shares of common stock having a market value of $23.43 per share, or $2.3 million in the aggregate, as payment for related payroll tax obligations and exercise price of the shares due from the option holder arising from the vesting and settlement of stock option awards.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Year Ended December 31,
	2015	2014	2013
Common stock repurchased on the open market or through tender offer
Number of shares	1,062,456	79,392	1,064,299
Aggregate market value of shares (in thousands)	$23,616	$1,182	$6,538
Average price per share	$22.23	$14.89	$6.14

Common stock received in connection with share-based compensation
Number of shares	99,675	—	—
Aggregate market value of shares (in thousands)	$2,335	$—	$—
Average price per share	$23.42	$—	$—

The following schedule sets forth the purchase activity for each month during the three months ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED December 31, 2015

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 through October 31, 2015	-	$-	-	$5,450,000
November 1 through November 30, 2015	79,195	23.90	79,195	3,557,252
December 1 through December 31, 2015	151,852	23.34	151,852	12,890
Total	231,047	$23.53	231,047

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2010.

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	For the year ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data

Revenue	$172,939	$147,667	$129,935	$114,727	$97,065
Total cost of revenues	119,738	107,115	98,508	88,518	73,762
Sales and marketing	18,538	15,394	12,141	8,701	7,443
Technical operations and development	4,503	4,306	4,159	4,303	4,868
General and administrative	10,662	9,459	7,524	6,611	6,097
Depreciation, amortization and impairment of indefinite life intangible assets	690	1,400	1,092	1,085	1,234
Loss (gain) on currency forward contracts	793	358	357	(683)	535
Total other income (expense), net	(73)	(207)	(355)	337	325
Income before provision for income taxes	17,943	9,428	5,800	6,428	3,451
Provision for (recovery of) income taxes	6,569	3,054	1,619	2,004	(2,720)
Net income	$11,374	$6,374	$4,180	$4,424	$6,170

Net income per share attributable to common stockholders
Basic	$1.04	$0.57	$0.40	$0.39	$0.46
Diluted	$1.00	$0.54	$0.37	$0.36	$0.44

Weighted average shares used in computing net income per share
Basic	10,969	11,221	10,468	11,458	13,364
Diluted	11,360	11,730	11,281	12,284	13,937

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$7,723	$8,271	$12,419	$6,416	$6,408
Prepaid domain name registry and ancillary services fees	55,749	56,380	56,048	57,489	55,809
Total assets	129,130	125,795	121,353	118,773	115,690
Deferred revenue	71,594	71,106	70,018	71,000	69,176
Debt	3,500	0	6,300	3,700	850
Total liabilities	102,801	90,153	94,436	92,223	85,271
Total stockholders' equity	$26,329	$35,642	$26,917	$26,550	$30,419

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the “Company”, “we”, “us” or “our”) for the years ended December 31, 2015, 2014 and 2013 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Accordingly, reference is made to “Part I. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they access the Internet (at home or on the go) or Internet services such as domain name registration, email, mobile telephony services and other Internet services. We are organized and managed based on two service offerings, Network Access Services and Domain Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our principal place of business is located in Canada. We manage our business as segments, Network Access Services, which primarily derives revenue from the sale of retail mobile phones and services to individuals and small businesses, and Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue and cost of revenues for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue and cost of revenues separately.

For the years ended December 31, 2015, 2014 and 2013, we reported revenue of $173 million, $148 million and $130 million, respectively. For the years ended December 31, 2015, 2014 and 2013, our OpenSRS domain service offering accounted for 49%, 59% and 67% of our total revenue, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting services to customers in select cities in the United States. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of December 31, 2015, Ting managed mobile telephony services for approximately 128,000 subscribers and had approximately 202,000 devices under management.

Our primary distribution channel for Network Access Services is through our website, ting.com. We strive to meet or exceed our Network Access Service customers’ needs by providing them with superior services, easy-to-use interfaces and proactive and attentive customer service.

Domain Services

Domain Services include wholesale and retail domain name registration services; value added services and portfolio services. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada.

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

Retail, primarily our Hover website, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Portfolio generates advertising revenue from our domain name portfolio and from our advertising-supported website, tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD Program.

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics to, assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following tables sets forth, the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Adjusted EBITDA

Tucows reports all financial information required in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance and the comparability of our operating results from period to period.

The Company believes that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses. Adjusted EBITDA is one of the primary measures the Company uses for planning and budgeting purposes, incentive compensation and to monitor and evaluate our financial and operating results. Since adjusted EBITDA is a non-GAAP financial performance measure, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a measure of discretionary cash available to invest in the growth of the business. See the Consolidated Statements of Cash Flows included in the attached financial statements. Non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same captions and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of adjusted EBITDA to net income based on U.S. GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

Adjusted EBITDA excludes depreciation, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, net deferred revenue, which comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation, losses from foreign currency transactions and infrequently occurring items. Losses from foreign currency transactions, which removes the effect of our foreign exchange contracts, comprise the realized gains/losses from all foreign currency contracts, both hedged and unhedged; the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to adjusted EBITDA (dollars in ‘000’s):

	Year ended December 31,
	2015	2014	2013
Net income for the period	$11,374	$6,374	$4,181
Depreciation of property and equipment	1,404	927	843
Amortization of intangible assets	263	596	960
Impairment of indefinite life intangible assets	206	577
Interest expense, net	159	206	355
Provision for income taxes	6,570	3,055	1,619
Change in net deferred revenue (1)	1,084	863	425
Stock-based compensation	526	543	431
Losses from foreign currency transactions(2)	3,618	1,612	769
Other income	(86)	-	-

Adjusted EBITDA	$25,118	$14,753	$9,583

(1)

Net deferred revenue comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation. Net deferred revenue for the years ended December 31, 2015 and 2014 includes a benefit of $0.1 million as a result of the translation of deferred revenue and prepaid domain name registry and other Internet services fees to our reporting currency of US dollars. Net deferred revenue for the year ended December 31, 2013, includes a loss of $0.1 million as a result of the translation of deferred revenue and prepaid domain name registry and other Internet services fees to our reporting currency of US dollars.

(2)	Previously reported amounts have been adjusted by $477,000, $287,000 and 139,000, respectively, to correct immaterial calculation errors.

Adjusted EBITDA for the year ended December 31, 2015 increased by $10.4 million, or 70% to $25.1 million when compared to the year ended December 31, 2014. Adjusted EBITDA for the years ended December 31, 2014 increased by $5.2 million, or 54% to $14.8 million when compared to the year ended December 31, 2013. These year-on-year increases in adjusted EBITDA were primarily driven by the growth in Ting mobile services.

Network Access Services	Year ended December 31, (1)
	2015	2014	2013
	(in 000’s)

Ting subscribers under management	128,000	94,000	48,000
Ting devices under management	202,000	147,000	74,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

	Year ended December 31, (1)
	2015	2014	2013
		(in ‘000’s)
Total new, renewed and transferred-in domain name registrations provisioned	9,133	9,110	9,076
Domain names under management
Registered using the Tucows Registrar Accreditation	10,173	10,200	10,630
Registered using our Resellers’ Registrar Accreditations	3,163	3,329	3,564
Total domain names under management	13,336	13,529	14,194

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

Ting has also enjoyed rapid growth in its first four years of operation. During this growth phase we have been able to continue to grow gross customer additions and maintain a consistent churn rate, which has allowed us to maintain net new customer additions despite the impact of churn on a fast growing customer base. We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

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

Net Revenues

Network Access Services

Mobile and Other Services

We derive revenue from Ting's sale of retail mobile phones and services to individuals and small businesses nationally as well as providing fixed high speed internet access in select cities including Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term.

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

We receive revenues for each domain registration or other Internet service processed through our system by Service Providers. Our domain service revenue is principally comprised of registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. The registration fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS (Domain Name System) services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

Our parked page vendor relationships may not continue to generate levels of revenue commensurate with what we have achieved during past periods. Our ability to generate online advertising revenue from parked page vendors depends on their advertising networks' assessment of the quality and performance characteristics of Internet traffic resulting from online advertisements rendered on their websites. We have no control over any of these quality assessments. Parked page vendors may from time to time change their existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic and delivering pay-per-click advertisements. Any changes in these methodologies, metrics and advertising technology platforms could decrease the amount of revenue that we generate from online advertisements. In addition, parked page vendors may at any time change the nature of the service or suspend the service that they provide to online advertisers. These types of changes or suspensions would adversely impact our ability to generate revenue from pay-per-click advertising.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant accounting policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 (“Fiscal 2015”) included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:

●	Network Access Services – Ting (sale of retail mobile phones and services, fixed high speed internet access, Internet hosting and network consulting services);
●	Domain Services - Wholesale (OpenSRS Domain Service and OpenSRS Value-Added Services);
●	Domain Services - Retail (Hover) and
●	Domain Services - Portfolio (Domain Portfolio monetization and sales).

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

Revenues from providing fixed high speed internet access in select cities including Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia are recognized when the related services are provided.

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

Valuation of goodwill, intangible assets and long-lived assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2015, we had $21.0 million (2014 - $18.9 million) in goodwill related to our acquisitions and $14.5 million (2014 - $14.2 million) in intangible assets comprised of indefinite life intangibles of $13.3 million (2014 - $13.5 million) and finite life intangible assets of $1.2 million (2014 - $0.7 million).We report our financial results as three operating segments, Domain Services with three distinct service offerings, being wholesale and retail domain name registration services, value added services and portfolio, and Network Access - Mobile Services which derives revenue from the sale of retail mobile phones and telephony services, as well as Network Access – Other Services which derives revenue from fixed high speed internet access, Internet hosting and network consulting services. Ninety percent of goodwill relates to our Domain Services operating segment and 10% of goodwill relates to our Network Access – Other Services operating segment. With the exception of the goodwill relating to the acquisition of the hosted messaging assets of Critical Path and the BRI Group, all goodwill recorded in relation to our acquisitions is not deductible for tax purposes. Ninety-five percent of intangible assets relate to our Domain Services operating segment and 5% of intangible assets relate to our Network Access – Other Services operating segment.

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

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. During the year we decided not to renew certain under-performing domain names and an impairment charge of $0.2 million was recorded during the fiscal year.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2015 and 2014.

We performed a qualitative assessment to determine whether there were events or circumstances which would lead to a determination, whether it is more likely than not, that goodwill and indefinite life intangible assets have been impaired. In performing the qualitative testing, we made an evaluation of the impact of various factors to the expected future cash flows attributable to our operating segments and to the assumed discount rate which would be used to present value those cash flows. Consideration was given to factors such as macro-economic, industry and market conditions including the capital markets and the competitive environment amongst others. There were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no further impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2015 and 2014.

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

Recently Issued Accounting Standards

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	58,889,922	35,887,005
Other Services	3,288,711	-
Total Network Access Services	62,178,633	35,887,005

Domain Services:
Wholesale
Domain Services	$84,982,007	$86,640,949
Value Added Services	9,297,943	9,654,734
Total Wholesale	94,279,950	96,295,683

Retail	12,341,013	10,417,746
Portfolio	4,139,903	5,066,673
Total Domain Services	110,760,866	111,780,102

	$172,939,499	$147,667,107
Increase over prior period	$25,272,392
Increase - percentage	17%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	35%	24%
Other Services	2%	0%
Total Network Access Services	37%	24%

Domain Services:
Wholesale
Domain Services	49%	59%
Value Added Services	5%	7%
Total Wholesale	54%	66%

Retail	7%	7%
Portfolio	2%	3%
Total Domain Services	63%	76%

	100%	100%

Total net revenues for Fiscal 2015 increased by $25.3 million, or 17%, to $172.9 million from $147.7 million for the fiscal year ended December 31, 2014 (“Fiscal 2014”). Deferred revenue from domain name registrations and other Internet services at December 31, 2015 increased to $71.6 million from $71.1 million at December 31, 2014.

No customer accounted for more than 10% of revenue during Fiscal 2015 and, at December 31, 2015, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Mobile and Other Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for Fiscal 2015, as compared to Fiscal 2014, increased by $26.3 million or 73% to $62.2 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $23.0 million to $58.9 million as compared to Fiscal 2014. In addition, we generated $3.3 million in revenue in connection with the provisioning of high speed Internet access, Internet hosting and network consulting services during Fiscal 2015. As of December 31, 2015, Ting had 128,000 subscribers and 202,000 mobile devices under its management compared to 94,000 subscribers and 147,000 devices under management as of December 31, 2014.

Domain Services

Wholesale

During Fiscal 2015, domain services revenue decreased by $1.6 million to $85.0 million and the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 9.1 million when compared to Fiscal 2014. Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions that large volume customers make with regard to acquiring their own accreditations, as well as the impact on the market, of the significant expansion in the number of New gTLDs added pursuant to the implementation of ICANN’s New gTLD Program. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage. Primarily for the same factors impacting domain transactions mentioned above, total domains that we manage under our own accreditation remained relatively unchanged at 10.2 million as of December 31, 2015, when compared to December 31, 2014. Also, as of December 31, 2015, total domains that we manage on behalf of other accredited registrars who use our technical systems to process domain registrations with their own accreditation, decreased to 3.1 million when compared to 3.3 million at the end of December 31, 2014, primarily the result of a single customer that transitioned their domain management platform to an in-house system in Fiscal 2014.

Value-Added Services decreased by $0.4 million to $9.3 million when compared to Fiscal 2014. This decrease was largely due to the $0.6 million decrease in revenue from pay-per-click advertising and the sale of names through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

Retail

Net revenues from Retail for Fiscal 2015, as compared to Fiscal 2014, increased by $1.9 million to $12.3 million. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for Fiscal 2015, as compared to Fiscal 2014, decreased by $1.0 million to $4.1 million. The decrease is primarily related to lower sales of big ticket domains and a decrease in online advertising revenue largely due to the flat to declining trends as a result of factors such as uncertainty around the impact of ICANN’s New gTLD Program and lower traffic and advertising yields that this market is experiencing.

COST OF REVENUES

Network Access Services

Mobile and Other Services

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

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	32,615,415	21,870,780
Other Services	1,627,439	-
Total Network Access Services	34,242,854	21,870,780

Domain Services:
Wholesale
Domain Services	$70,763,964	$72,353,061
Value Added Services	1,892,867	2,211,085
Total Wholesale	72,656,831	74,564,146

Retail	5,473,102	4,539,439
Portfolio	717,183	886,637
Total Domain Services	78,847,116	79,990,222

Network Expenses:
Network, other costs	5,464,777	4,554,635
Network, depreciation and amortization costs	1,183,509	699,670
	6,648,286	5,254,305

	$119,738,256	$107,115,307
Increase over prior period	$12,622,949
Increase - percentage	12%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	27%	20%
Other Services	1%	0%
Total Network Access Services	28%	20%

Domain Services:
Wholesale
Domain Services	59%	68%
Value Added Services	2%	2%
Total Wholesale	61%	70%

Retail	5%	4%
Portfolio	1%	1%
Total Domain Services	67%	75%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	1%	1%
	5%	5%

	100%	100%

Total cost of revenues for Fiscal 2015 increased by $12.6 million, or 12%, to $119.7 million from $107.1 million in Fiscal 2014. This increase was primarily the result of increased network access service expenses due to the impact Ting’s larger subscriber base is having on service costs. Prepaid domain registration and other Internet services fees as of December 31, 2015 decreased by $0.7 million, or 1%, to $55.7 million from $56.4 million at December 31, 2014.

Network Access Services

Mobile and Other Services

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for Fiscal 2015, as compared to Fiscal 2014, increased by $12.3 million or 57% to $34.2 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $9.0 million to $25.1 million as compared to Fiscal 2014. In addition, in Fiscal 2015, we incurred costs of $1.6 million in provisioning high speed Internet access, Internet hosting and network consulting services during Fiscal 2015.

Domain Services

Wholesale

Costs for Wholesale for Fiscal 2015 decreased by $1.9 million to $72.7 million, when compared to Fiscal 2014. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a few large clients migrating their business to their own accreditations.

Retail

Costs for Retail for Fiscal 2015 increased by $1.0 million, to $5.5 million, when compared to Fiscal 2014. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio decreased by $0.2 million for Fiscal 2015, to $0.7 million when compared to Fiscal 2014, primarily the result of our decision not to renew certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. as described under impairment of indefinite life intangible assets below.

Network Expenses

Network costs for Fiscal 2015 increased by $1.4 million to $6.6 million when compared to Fiscal 2014. This increase is largely the result of the additional costs we incur as a result of our now providing high speed Internet access, Internet hosting and network consulting services to customers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2015	2014
Sales and marketing	$18,537,810	$15,394,065
Increase over prior period	$3,143,745
Increase - percentage	20%
Percentage of net revenues	11%	10%

Sales and marketing expenses for Fiscal 2015 increased by $3.1 million, or 20%, to $18.5 million as compared to Fiscal 2014. This increase primarily related to workforce expenses incurred in connection with supporting and acquiring network access services customers. As we exceeded our adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, sales and marketing workforce related costs in Fiscal 2015 also include a provision of $0.6 million due to this higher performance attainment.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2016 (“Fiscal 2016”) to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to support our network access services marketing and customer service needs.

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

	Year ended December 31,
	2015	2014
Technical operations and development	$4,502,845	$4,305,715
Increase over prior period	$197,130
Increase - percentage	5%
Percentage of net revenues	3%	3%

Technical operations and development expenses for Fiscal 2015 increased by $0.2 million, or 5%, to $4.5 million when compared to Fiscal 2014. This increase resulted primarily from our exceeding our adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program and accruing a provision of $0.1 million due to this higher performance attainment.

We expect technical operations and development expenses for Fiscal 2016, in absolute dollars, to increase slightly when compared to Fiscal 2015.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2015	2014
General and administrative	$10,661,949	$9,459,008
Increase over prior period	$1,202,941
Increase - percentage	13%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2015 increased by $1.2 million, or 13%, to $10.7 million as compared to Fiscal 2014. This increase was primarily the result of $0.8 million in increased credit card processing fees and bad debts, largely related to the growth in network access services, increased workforce costs of $0.7 million, primarily the result of our exceeding our adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program and accruing a provision of $0.6 million due to this higher performance attainment and $0.4 million in increased public listing costs, supply and facility expenses as compared to Fiscal 2014. These increases were partially offset by a decrease of $0.8 million in professional fees and stock based compensation. The decrease in professional fees resulted largely from additional SOX compliance work that we undertook for the first time in Fiscal 2014 as well as pre-acquisition due diligence and other costs of $0.2 million that related to a potential acquisition during Fiscal 2014 that was abandoned once we determined that its completion was not probable. The decrease in stock based compensation expense of $0.1 million was primarily as a result of our decision to implement a minimum vesting requirement to formulaic option grants to our non-employee directors under our 2006 Equity Compensation Plan. In addition, during Fiscal 2015, we realized a gain on foreign exchange of $3.0 million compared to a gain of $1.3 million during Fiscal 2014. These gains in turn were offset by our incurring a loss on foreign exchange revaluation of our foreign denominated assets and liabilities of $3.3 million during Fiscal 2015 compared to a loss of $1.6 million during Fiscal 2014.

We expect general and administrative expenses for Fiscal 2016, in absolute dollars, to increase when compared to Fiscal 2015 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets.

	Year ended December 31,
	2015	2014
Depreciation of property and equipment	$259,307	$226,432
Increase over prior period	$32,875
Increase - percentage	15%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2015 increased slightly to $0.3 million when compared to $0.2 million for Fiscal 2014.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2015	2014
Amortization of intangible assets	$224,206	$596,620
Decrease over prior period	$(372,414)
Decrease - percentage	(62)%
Percentage of net revenues	0%	0%

Amortization of intangible assets consists of amounts arising in connection with the acquisition of EPAG Domainservices GmbH ("EPAG") in July 2011 and the acquisition of the BRI Group in February 2015. Amortization of intangible assets decreased by $0.4 million to $0.2 million, primarily the result of intangible assets related to Innerwise, Inc. being fully amortized in Fiscal 2014.

Network rights, brand and customer relationships acquired in connection with the acquisitions of EPAG and the BRI Group are amortized on a straight-line basis over seven years.

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Year ended December 31,
	2015	2014
Impairment of indefinite life intangible assets	$206,116	$577,145
(Decrease) increase over prior period	$(371,029)
Decrease - percentage	(64)%
Percentage of net revenues	0%	0%

As part of our normal renewal process during Fiscal 2015 and Fiscal 2014, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.2 million and $0.6 million, respectively, have been written off and recorded as impairment of indefinite life intangible assets.

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

	Year ended December 31,
	2015	2014
Loss on currency forward contracts	$792,900	$357,760
Increase over prior period	$435,140
Increase - percentage	122%
Percentage of net revenues	0%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2016. The impact of the fair value adjustment on outstanding contracts for Fiscal 2015 was a net loss of $1.0 million compared to $0.1 million for Fiscal 2014. The impact of the fair value adjustment on outstanding contracts was increased by a realized gain upon settlement of currency forward contracts of $0.2 million for Fiscal 2015 compared to a realized loss of $0.3 million for Fiscal 2014.

At December 31, 2015, our balance sheet reflects a derivative instrument liability of $2.0 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2015	2014
Other income (expense), net	$(73,153)	$(206,730)
Increase over prior period	$133,577
Increase - percentage	(65)%
Percentage of net revenues	(0)%	(0)%

Other expenses for Fiscal 2015 primarily consists of interest we incur in connection with our credit facility with the Bank of Montreal, which decreased by $0.1 million when compared with Fiscal 2014. As the terms of the Joint Marketing agreement that we entered into in February 2015 when we waived our rights under the proposed joint venture to operate the .online registry are satisfied, we are recognizing the positive financial contribution from the marketing agreement during Fiscal 2015. Accordingly, other expenses were partially offset by our recognizing $0.1 million in other income in accordance with the terms of the .online Joint Marketing agreement.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2015	2014
Provision for income taxes	$6,569,227	$3,054,229
Increase in provision over prior period	$3,514,998
Increase - percentage	115%
Effective tax rate	36.6%	32.4%

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

Fiscal 2015 includes tax on profits of $17.9 million compared to $9.4 million for Fiscal 2014.We had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2015 and as of December 31, 2014, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 10 – Income Taxes” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2015 was a net loss in other comprehensive income of $0.5 million compared to $0.4 million for Fiscal 2014.

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2015	2014
Comprehensive income	$(487,011)	$(377,460)
Increase over prior period	$(109,551)
Decrease - percentage	29%
Percentage of net revenues	(0)%	(0)%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2014	2013

Network Access Services:
Mobile Services	35,887,005	16,530,237
Other Services	-	-
Total Network Access Services	35,887,005	16,530,237

Domain Services:
Wholesale
Domain Services	$86,640,949	$87,294,173
Value Added Services	9,654,734	10,271,219
Total Wholesale	96,295,683	97,565,392

Retail	10,417,746	8,360,035
Portfolio	5,066,673	7,479,240
Total Domain Services	111,780,102	113,404,667

	$147,667,107	$129,934,904
Increase over prior period	$17,732,203
Increase - percentage	14%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2014	2013

Network Access Services:
Mobile Services	24%	13%
Other Services	0%	0%
Total Network Access Services	24%	13%

Domain Services:
Wholesale
Domain Services	59%	67%
Value Added Services	7%	8%
Total Wholesale	66%	75%

Retail	7%	6%
Portfolio	3%	6%
Total Domain Services	76%	87%

	100%	100%

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

Domain Services

Wholesale

During Fiscal 2014, domain services revenue decreased by $0.7 million to $86.6 million and the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 9.1 million when compared to Fiscal 2013. Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions large volume customers make with regard to acquiring their own accreditations and the impact that the significant expansion of the number of New gTLDs implementation of ICANN’s New gTLD Program will have on the market. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage. As of December 31, 2014, total domains that we manage under our own accreditation decreased to 10.2 million when compared to 10.6 million at December 31, 2013. This decrease in domains under management primarily resulted from the same factors impacting domain transactions mentioned above. Also, as of December 31, 2014, total domains that we manage on behalf of other accredited registrars who use our technical systems to process domain registrations with their own accreditation, decreased to 3.3 million when compared to 3.6 million at the end of December 31, 2013, primarily the result of a single customer that transitioned their domain management platform to an in-house system earlier this year.

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

COST OF REVENUES

Network Access Services

Ting

The costs of revenue for Ting's mobile phone service include hardware (the cost of devices sold to our customers) and network services (our customers' voice, messaging and data usage) provided by our Mobile Network Operator.

Domain Services

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

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2014	2013

Network Access Services:
Mobile Services	21,870,780	12,621,093
Other Services	-	-
Total Network Access Services	21,870,780	12,621,093

Domain Services:
Wholesale
Domain Services	$72,353,061	$73,468,824
Value Added Services	2,211,085	2,115,167
Total Wholesale	74,564,146	75,583,991

Retail	4,539,439	3,521,023
Portfolio	886,637	1,234,214
Total Domain Services	79,990,222	80,339,228

Network Expenses:
Network, other costs	4,554,635	4,835,939
Network, depreciation and amortization costs	699,670	711,763
	5,254,305	5,547,702

	$107,115,307	$98,508,023
Increase over prior period	$8,607,284
Increase - percentage	9%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2014	2013

Network Access Services:
Mobile Services	20%	13%
Other Services	0%	0%
Total Network Access Services	20%	13%

Domain Services:
Wholesale
Domain Services	68%	74%
Value Added Services	2%	2%
Total Wholesale	70%	76%

Retail	4%	4%
Portfolio	1%	1%
Total Domain Services	75%	81%

Network Expenses:
Network, other costs	4%	5%
Network, depreciation and amortization costs	1%	1%
	5%	6%

	100%	100%

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

Domain Services

Wholesale

Costs for Wholesale for Fiscal 2014 decreased by $1.0 million to $74.6 million, when compared to Fiscal 2013. This reduction in costs is primarily the result of an ongoing shift in product mix to higher margin domain services and with growth in the core wholesale domain services business being off-set with a few large clients migrating their business to their own accreditations.

Retail

Costs for Retail for Fiscal 2014 increased by $1.0 million, to $4.5 million, when compared to Fiscal 2013. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio decreased by $0.3 million for Fiscal 2014, to $0.9 million when compared to Fiscal 2013, primarily the result of costs associated with our New gTLD applications incurred during Fiscal 2013.

Network Expenses

Network expenses decreased by $0.3 million for Fiscal 2014 to $5.3 million as compared to Fiscal 2013.

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

	Year ended December 31,
	2014	2013
General and administrative	$9,459,008	$7,523,906
Increase over prior period	$1,935,102
Increase - percentage	26%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2014 increased by $1.9 million, or 26%, to $9.5 million as compared to Fiscal 2013. This increase was primarily the result of $1.0 million in increased credit card processing fees and bad debts, largely related to the growth of Ting and $0.6 million in increased professional fees as compared to Fiscal 2013. The professional fee increase included additional SOX compliance work that we have undertaken for the first time as well as pre-acquisition due diligence and other costs of $0.1 million that related to a potential acquisition that was abandoned once we determined that its completion was not probable, as well as increased losses in foreign exchange contracts of $0.2 million when compared to Fiscal 2013.

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

Technology acquired in connection with the acquisition of EPAG is amortized on a straight-line basis over two years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Year ended December 31,
	2014		2013
Impairment of indefinite life intangible assets	$577,145		$-
Increase over prior period	$577,145
Increase - percentage	N/A	%
Percentage of net revenues	0%		-%

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

	Year ended December 31,
	2014	2013
Loss on currency forward contracts	$357,760	357,109
Increase over prior period	$651
Increase - percentage	0%
Percentage of net revenues	0%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2015. The impact of the fair value adjustment on outstanding contracts for Fiscal 2014 was a net loss of $0.1 million, compared to $0.5 million for Fiscal 2013. The impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.3 million for Fiscal 2014 compared to a realized gain of $0.1 million for Fiscal 2013.

At December 31, 2014, our balance sheet reflects a derivative instrument liability of $1.1 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND EXPENSES

	Year ended December 31,
	2014	2013
Other income (expense), net	$(206,730)	$(354,857)
Increase over prior period	$148,127
Increase - percentage	(42)%
Percentage of net revenues	0%	(0)%

Other expenses for Fiscal 2014 which primarily consist of interest we incur in connection with our credit facility with the Bank of Montreal, decreased by $0.2 million, to $0.2 million, as compared with Fiscal 2013.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2014	2013
Provision for income taxes	$3,054,229	1,619,339
Increase in provision over prior period	$1,434,890
Increase - percentage	89%
Effective tax rate	32.4%	27.9%

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

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2014	2013
Comprehensive income	$(377,460)	$(289,085)
Increase in provision over prior period	$(88,375)
Decrease - percentage	31%
Percentage of net revenues	0%	(0)%

Liquidity and capital resources

As of December 31, 2015, our cash and cash equivalents balance decreased by $0.6 million to $7.7 million when compared to December 31, 2014. Our principal sources of liquidity during Fiscal 2015 was net cash provided by operating activities of $13.3 million, the proceeds of $6.6 million we received on our previously announced agreement to amend our .online joint venture relationship to the Joint Marketing Agreement, the proceeds of $3.5 million we received under our Amended Credit Facility (defined below) to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the proceeds of $4.2 million we received on the exercise of stock options. The resulting proceeds from the exercise of stock options of $4.2 million includes an excess tax benefit from share based compensation expenses of $3.4 million. These sources of funds were partly offset by our repurchasing 868,549 of our shares for $20.0 million through our open market stock buyback that commenced on February 16, 2015 and ended on February 9, 2016, our repurchasing 193,907 shares for $3.6 million through our modified Dutch Auction tender offer (the “Tender Offer”) that closed on January 7, 2015 and our investing $3.0 million in additions to property and equipment. In addition, during Fiscal 2015, we made payments of tax obligations resulting from the net exercise of stock options of $1.3 million on behalf of option holders.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. At December 31, 2015 the balance under the 2012 DLRR Loan was $3.5 million and the 2012 DLR Loan was fully repaid. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiration date. In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2015, the Company held contracts in the amount of $24.0 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of December 31, 2015, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Year ended December 31, 2015

Net cash inflows from operating activities were $13.3 million, an increase of 50% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2015 was $14.0 million, an increase of 75% when compared to the prior year. Net income included non-cash charges and recoveries of $2.6 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was partially offset by our increasing working capital by $0.7 million. We used $4.3 million to invest in accounts receivable, inventory, prepaid expenses and deposits and to prepay taxes. These investments in working capital were partially offset by positive contributions of $3.6 million from movements in accounts payable, deferred revenue, deferred registration costs, customer deposits and accrued liabilities.

Year ended December 31, 2014

Net cash inflows from operating activities were $8.9 million, an increase of 2% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2014 was $8.0 million, an increase of 42% when compared to the prior year. Net income included non-cash charges and recoveries of $1.7 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital generated $0.9 million. Positive contributions of $2.9 million from movements in accounts payable, deferred revenue, prepaid expenses and deposits and accrued liabilities were partially offset by our utilizing $2.0 million to fund a reduction in and deferred registration costs, income taxes, customer deposits and inventory and an increase in accounts receivable.

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

Cash Flow from Financing Activities

Year ended December 31, 2015

Net cash used in financing activities during Fiscal 2015 totaled $17.2 million as compared to $4.1 million during Fiscal 2014. Net cash outflows amounting to $24.9 million resulted from $20.0 million used to fund our repurchasing 868,549 of our shares through our open market stock buyback that commenced on February 16, 2015 and our repurchasing of 193,907 shares for $3.6 million through our Tender Offer that closed on January 7, 2015. In addition, during Fiscal 2015, we made payments of tax obligations resulting from the net exercise of stock options of $1.3 million on behalf of option holders. These cash outflows were partially offset by cash inflows of $3.5 million we received under our Amended Credit Facility to fund the previously announced acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $4.2 million. The resulting proceeds from the exercise of stock options of $4.2 million includes an excess tax benefit from share based compensation expenses of $3.4 million.

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

Cash Flow from Investing Activities

Year ended December 31, 2015

Investing activities during Fiscal 2015 generated net cash of $3.3 million as compared to our use of $8.9 million during Fiscal 2014.

Investing activities benefited from the proceeds of $6.6 million we received on our previously announced agreement with our .online joint venture partners to release each other from any and all obligations under the .online joint venture Term Sheet and instead enter into the Joint Marketing Agreement to launch marketing programs, with incentives and obligations to ensure the success of the .online registry. These marketing arrangements will contribute $1.5 million, which will be recognized evenly over the term of the marketing agreement commencing in November 2015.

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for a consideration of approximately $3.6 million. The purchase price was satisfied through our releasing $3.1 million from the escrow accounts established during Fiscal 2014 and an additional payment of $0.4 million made at closing. In addition, we used $3.0 million to acquire additional property and equipment. Included in these additions is an amount of $2.2 million that we have invested since the acquisition of the BRI Group primarily in expanding our fiber network footprint. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2016 as we seek to extend both our current network and expand to new towns.

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

We may need additional funds or seek other financing arrangements to facilitate more rapid expansion, develop new or enhance existing products or services, respond to competitive pressures or acquire or invest in complementary businesses, technologies, services or products. We may also evaluate potential acquisitions of other businesses, products and technologies. We currently have no commitments or agreements regarding the acquisition of other businesses. If additional financing is required, we may need additional equity or debt financing and any additional financing may be dilutive to existing investors. We may not be able to raise funds on acceptable terms, or at all.

Subsequent events

On February 9, 2016, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017.

Repurchases under this program may include open market purchases, block trades or a combination of such methods. All shares repurchased by Tucows under the stock buyback program will be retired and returned to treasury. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

For the purpose of the contractual obligations table below, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2015. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2015:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations (1)	Total Obligations
2016	$973,000	$9,279,000	$10,252,000
2017	989,000	12,713,000	13,702,000
2018	1,020,000	443,000	1,463,000
2019	1,003,000	—	1,003,000
2020	991,000	—	991,000
Thereafter	1,188,000	—	1,188,000
	$6,164,000	$22,435,000	$28,599,000

(1)	Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2016 and subsequent years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2015. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At December 31, 2015, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Liability

January – March, 2016	6,992,500	1.2616	(610,737)
April – June, 2016	6,002,500	1.2556	(547,686)
July - September, 2016	6,002,500	1.2554	(543,659)
October - December, 2016	4,952,500	1.2885	(325,004)
Total	$23,950,000	1.2641	$(2,027,086)

As of December 31, 2015 the Company had $24.0 million of outstanding foreign exchange forward contracts which will convert to CDN $30.3 million. Of these contracts, $20.3 million met the requirements for hedge accounting. As of December 31, 2014 the Company had $26.2 million of outstanding foreign exchange forward contracts which will convert to CDN $29.3 million. Of these contracts, $22.3 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2015. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2015 of approximately $2.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of December 31, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America

●	Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has excluded from our evaluation the ICFR of the BRI Group, which we acquired on February 27, 2015, as discussed in “Note 3 - Acquisitions" to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to the BRI Group's ICFR represented 2% of our consolidated total revenues for the fiscal year ended December 31, 2015. Total assets subject to the BRI Group’s ICFR represented 6% of our consolidated total assets as of December 31, 2015.

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The material weaknesses that were previously disclosed as of December 31, 2014 were remediated as of December 31, 2015. See “Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2014 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2015, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2014 and the remediation plan for that material weaknesses. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2015, the Company has monitored the controls necessary to remediate the material weaknesses, and as of December 31, 2015, such controls were successfully tested and the material weaknesses were remediated.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than continued monitoring of the controls necessary to remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Allen Karp	Co-Chairman of the Board since September 2012 and Director since October 2005

Mr. Karp, 75, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sat on the audit committee, and was Chairman of the Board of Directors of IBI Group Inc., and was Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and has served as Chairman of its Corporate Governance Committee since 2007. Additionally, Mr. Karp was previously a director of several other public corporations.

Mr. Karp has extensive executive leadership skills, long-standing senior management experience, a strong ethics and compliance focus and audit committee experience. These skills and qualifications, in addition to his recent service on the boards of directors of other public companies, enable him to bring valuable perspectives to our Board, particularly with respect to corporate governance matters, and qualify him to be a director of Tucows.

Rawleigh H. Ralls	Co-Chairman of the Board since September 2012 and Director since May 2009

Mr. Ralls, 53, is a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical, Knowledge Factor, and Mocapay, Inc.

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

Mr. Gissin, 57, has served since 2010 as a managing partner in Helios Energy Investment, a Renewable Energy investment fund, and since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 53, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 53, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Ms. Chase, 57, is a transportation entrepreneur. She is founder and former CEO of Zipcar, the largest car sharing company in the world; Buzzcar, a service that brings together car owners and drivers in a car sharing marketplace in France; and GoLoco, an online ridesharing community. She is also Executive Chairman of Veniam, a vehicle communications company building the networking fabric for the Internet of Moving Things.

Ms. Chase is on the Boards of the Massachusetts Department of Transportation, the World Resources Institute, and Tucows. She also served on the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

Ms. Chase lectures widely, has been frequently featured in the major media, and has received many awards in the areas of innovation, design, and environment, including Time 100 Most Influential People, Fast Company Fast 50 Innovators, and BusinessWeek Top 10 Designers. Robin graduated from Wellesley College and MIT's Sloan School of Management, was a Harvard University Loeb Fellow, and received an honorary Doctorate of Design from the Illinois Institute of Technology.

Her experience operating companies at the CEO level along with her numerous experiences on these boards and councils qualify her to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal. Mr. Joichi Ito, who served as a director on our Board of Directors since December 2008, resigned on March 1, 2016. Mr. Ito’s resignation from our Board of Directors is not a result of any dispute or disagreement with the Company. On March 9, 2016, our Board of Directors decreased the size of our Board of Directors to six members.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Governance Principals

The governance principals of our Board of Directors include the charters of our audit committee, our Corporate Governance, Nominating and Compensation Committee, our Code of Conduct, and an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Each of these documents can be obtained without charge from our Internet web site at tucows.com. Amendments and waivers of our ethics policy for our senior officers will either be posted on our website or filed with the SEC on a Current Report on Form 8-K.

Mr. Karp and Mr. Ralls, two of our independent directors, serve as Co-Chairmen of the Board. The Board does not have a lead independent director. Our Board currently consists of six directors, five of whom the Board has determined are “independent” within the meaning of the independence requirements prescribed by the listing standards of the NASDAQ Capital Market. In making this determination with respect to Mr. Ralls, the board considered whether his beneficial ownership of Tucows equity securities constituted a material relationship with the Company that would impair his independence, and concluded that he was independent. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our Corporate Governance, Nominating and Compensation Committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

Our Board of Directors met seven times during Fiscal 2015. Our Board of Directors also took action by unanimous written consent on one occasion during Fiscal 2015. With the exception of Mr. Ito, each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which they served during Fiscal 2015.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Karp is responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Allen Karp attended our 2015 annual meeting of shareholders in person while the remainder of the Board of Directors were available by teleconference.

Committees

Our Board of Directors has two committees, an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and a corporate governance, nominating and compensation committee. Our committees generally meet in connection with regularly scheduled quarterly and annual meetings of the Board of Directors, with additional meetings held as often as its members deem necessary to perform its responsibilities. From time to time, depending on the circumstances, the Board may form a new committee or disband a current committee.

The audit committee currently consists of Mr. Schwartz (Chair), Mr. Karp and Mr. Gissin, all of whom are independent directors as prescribed by the listing standards of the NASDAQ Capital Market.

The Audit Committee held five meetings during Fiscal 2015. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2015. The audit committee’s purposes are:

●

To assist the Board of Directors in its oversight of (1) our accounting and financial reporting processes and the audits of our financial statements, and (2) our compliance with legal and regulatory requirements;

●	To interact directly with and evaluate the performance of the independent auditors, including to determine whether to engage or dismiss the independent auditors and to monitor the independent auditors’ qualifications and independence; and
●	To review the report required by the rules of the SEC to be included in our annual Form 10-K.

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

The Corporate governance, Nominating and Compensation committee currently consists of Mr. Karp (Chair), Mr. Schwartz, and Mr. Ralls. Each member of our Corporate Governance, Nominating and Compensation Committee is an independent director as defined in the listing standards of the NASDAQ Capital Market and also satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

The committee held four meetings during Fiscal 2015. The corporate governance, nominating and compensation committee took action by unanimous written consent on one occasion during the 2015 fiscal year. The corporate governance, nominating and compensation committee’s purposes are:

●	To recommend and review the compensation structure for the Company’s senior executives, including the Chief Executive Officer;
●	To review employee compensation and benefit programs, including risk oversight;
●	To develop and recommend to the Board a set of corporate governance guidelines applicable to the Company and to periodically review the guidelines;
●	To oversee the Board’s annual evaluation of its performance and the performance of the other Board committees;
●	To advise the Board regarding membership and operations of the Board; and
●	To identify individuals qualified to serve as members of the Board, to select, subject to ratification of the Board, the director nominees for the next annual meeting of shareholders and to recommend to the Board individuals to fill vacancies on the Board.

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

Our executive officers do not play a formal role in determining their compensation. However, Carla Goertz, our Executive Vice President, Human Resources, reviews (i) information the Company purchased from Culpepper Compensation Survey and Services and (ii) published trends for the year from a variety of public sources, and, after consulting with Mr. Noss, our Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Corporate Governance, Nominating and Compensation Committee. The Committee then reviews and discusses the information provided with our CEO and EVP, HR and then determines the total compensation for each NEO, as it deems appropriate.

Board Leadership Structure and Responsibilities

Our Board of Directors oversees management’s performance on behalf of our shareholders. Our Board of Directors’ primary responsibilities are to (1) monitor management’s performance to assess whether we are operating in an effective, efficient and ethical manner to create value for our shareholders, (2) periodically review our long-range plans, business initiatives, capital projects and budget matters and (3) approve compensation for our President and Chief Executive Officer who, with senior management, manages our day-to-day operations.

Our Board of Directors and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. The independent directors meet without management present at regularly scheduled executive sessions at each quarterly Board of Directors meeting and some special Board of Directors meetings. Our Board of Directors has delegated certain responsibilities and authority to its Audit Committee and Corporate Governance, Nominating and Compensation Committee. The Audit Committee periodically discusses with management the Company's policies and guidelines regarding risk assessment and risk management, as well as the Company's major financial risk exposures and the steps that management has taken to monitor and control such exposures. The Audit Committee also reviews, evaluates and recommends changes to the Company’s financial reporting policies and procedures. The Corporate Governance, Nominating and Compensation Committee reviews and evaluates the risks underlying the Company’s compensation policies and plans and recommends changes to these policies and plans accordingly. Our Board of Directors believes that risk oversight actions taken by our Board of Directors and its committees are appropriate and effective at this time.

We believe it is beneficial to separate the roles of Chief Executive Officer and Chairman to facilitate their differing roles in the leadership of our company. The role of the Chairman includes setting the agenda for, and presiding over, all meetings of our Board of Directors, including executive sessions of independent directors, providing input regarding information sent to our Board of Directors, serving as liaison between the Chief Executive Officer and the independent directors and providing advice and assistance to the Chief Executive Officer. The Chairman is also a key participant in establishing performance objectives and overseeing the process for the annual evaluation of our Chief Executive Officer’s performance. In addition, under our Bylaws, our Chairman has the authority to call special meetings of our Board of Directors and shareholders. In contrast, our Chief Executive Officer is responsible for handling our day-to-day management and direction, serving as a leader to the management team and formulating corporate strategy.

Currently our Co-Chairmen are Mr. Karp and Mr. Ralls, while Mr. Noss serves as our Chief Executive Officer. Both Mr. Karp and Mr. Ralls are independent directors. Mr. Karp has extensive executive leadership skills, long-standing senior management and board experience, a strong ethics and compliance focus and audit committee experience. Mr. Ralls has a wealth of industry experience, most notably the experience that he gained through his leadership of Netidentity.com. In addition, Mr. Ralls contributes a unique perspective to our Board of Directors’ discussions and considerations based on two decades of investing and portfolio management experience.

We believe that this leadership structure for our Board of Directors provides us with the most effective level of oversight over the Company’s business operations while at the same time enhancing our Board of Directors’ ability to oversee our enterprise-wide approach to risk management and corporate governance and best serves the interests of our shareholders. It allows for a balanced corporate vision and strategy, which is necessary to address the challenges and opportunities we face at this time and demonstrates our commitment to good corporate governance. In addition, it allows for appropriate oversight of the Company by our Board of Directors, fosters appropriate accountability of management and provides a clear delineation of responsibilities for each position.

Role of the Board in Risk Oversight

One of our Board of Directors’ key functions is providing oversight of our risk management process. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, our Corporate Governance, Nominating and Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, monitors our major legal compliance risk exposures and our program for promoting and monitoring compliance with applicable legal and regulatory requirements, and our Board of Directors is responsible for monitoring and assessing strategic risk exposure and other risks not covered by our committees.

The full Board of Directors (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives reports on the risks we face from our Chief Executive Officer or other members of management to enable us to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chairman of the relevant committee reports on the discussion to the full Board of Directors during the committee reports portion of the next Board of Directors meeting. However, it is the responsibility of the committee chairs to report findings regarding material risk exposures to our Board of Directors as quickly as possible.

Director Nomination

Our Corporate Governance, Nominating and Compensation Committee is responsible for identifying potential nominees to our Board of Directors. In considering candidates for nomination, our Corporate Governance, Nominating and Compensation Committee seeks individuals who evidence strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. As set forth in the charter of our Corporate Governance, Nominating and Compensation Committee, our Board of Directors endeavors to have directors who collectively possess a broad range of skills, expertise, industry and other knowledge and business and other experience useful to the effective oversight of our business. In addition, our Board of Directors also seeks members from diverse backgrounds so that our Board of Directors consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. In determining whether to nominate a current director for re-election, our Corporate Governance, Nominating and Compensation Committee will take into account these same criteria as well as the director’s past performance, including his or her participation in and contributions to the activities of the Board of Directors.

Our Corporate Governance, Nominating and Compensation Committee will evaluate and consider recommendations for director candidates from shareholders using the same criteria described above. As set forth in the charter of the Corporate Governance, Nominating and Compensation Committee, recommendations submitted by the Company’s shareholders shall be submitted, along with the following to the attention of the Chairperson of the Corporate Governance, Nominating and Compensation Committee at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada at least 120 days before the first anniversary of the date on which we first mailed our proxy materials for our prior year’s annual meeting of shareholders:

•	the name and address of the recommending shareholder;
•	the candidate’s name and the information about the individual that would be required to be included in a proxy statement under the rules of the SEC;
•	information about the relationship between the candidate and the recommending shareholder;
•	the consent of the candidate to serve as a director; and
•	proof of the number of shares of our common stock that the recommending shareholder owns and the length of time the shares have been owned.

Communications with our Board of Directors

A Tucows’ shareholder who wishes to communicate with our Board of Directors may send correspondence to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada. The Secretary will submit the shareholder’s correspondence to the Chairmen of the Board of Directors, the chairman of the appropriate committee, or the appropriate individual director, as applicable.

Director Compensation

Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the “2006 Plan”), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board of Directors as described below. All stock-based compensation for our non-employee directors is governed by our 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the “1996 Plan”). All options granted under the automatic formula grants vest after one year, have an exercise price equal to the fair market value per common share as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the 2006 Plan as follows:

•	on the date a non-employee director becomes a director, he or she is granted options to purchase 4,375 shares of our common stock;
•	on the date a director becomes a member of the Audit Committee, he or she is granted options to purchase 3,750 shares of our common stock;
•	on the date a director becomes a member of the Corporate Governance, Nominating and Compensation Committee, he or she is granted options to purchase 2,500 shares of our common stock; and
•	on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors receives an automatic grant of options to purchase 3,750 shares of our common stock.

Directors who are employees receive no additional or special compensation for serving as directors. The Co-Chairmen of our Board of Directors and all non-employee directors receive an annual fee of $15,000. The Co-Chairmen of the Board each receive an additional annual fee of $15,000. Non-employee directors who serve as members of our Audit Committee receive an annual fee of $10,000 and non-employee directors who serve on our Corporate Governance, Nominating and Compensation Committee receive an annual fee of $10,000. The Chairmen of our Audit Committee and our Corporate Governance, Nominating and Compensation Committee each receive an additional annual fee of $4,000. In addition, all non-employee directors receive the following meeting attendance fees:

Director Meeting Attendance Fee

Board Meeting Personal Attendance Fees at our May scheduled Board Meeting (inclusive of May Committee meeting fees)	$6,000
Board Meeting Personal Attendance Fees at our November scheduled Board Meeting (inclusive of November Committee meeting fees)	$4,000
Regularly Scheduled Telephonic Board Meeting Attendance Fees (per meeting)	$750
Regularly Scheduled Telephonic Audit Committee Meeting Attendance Fees (per meeting)	$400
Regularly Scheduled Telephonic Corporate Governance, Nominating and Compensation Committee
Meeting Attendance Fees (per meeting)	$400

All annual fees are paid to our directors in quarterly installments.

We also purchase directors and officers’ liability insurance for the benefit of our directors and officers as a group in the amount of $20 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or its committees. No fees are payable to directors for attendance at specially called meetings of the Board.

The table below shows all compensation paid to each of our non-employee directors during 2015. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$67,100	$23,456	$90,556
Rawleigh Ralls	52,300	23,456	75,756
Erez Gissin	37,300	23,456	60,756
Joichi Ito(2)	19,750	23,456	43,206
Robin Chase	26,500	23,456	49,956
Jeffrey Schwartz	52,100	23,456	75,556
	$255,050	$140,736	$395,786

(1)

On September 8, 2015 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the restated 2006 Plan, these options will vest one year after the grant date and carry an exercise price of $24.96. All these options remained outstanding at December 31, 2015 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 12 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(2)	Mr. Ito resigned from our Board of Directors on March 1, 2016.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such reports have been filed in a timely manner except the following: one report on Form 4 for Mr. Ralls was inadvertently filed late reporting two sales of share of common stock, one report on Form 4 was inadvertently filed late for each of Messrs. Noss, Cooperman, Woroch, Schafer and Ms. Goertz reporting a grant of options, one report on Form 4 was inadvertently filed late for Mr.. Ito reporting two option exercises and one report on Form 4 was inadvertently filed late for Mr. Karp reporting one option exercise.

Stock ownership of management

We encourage stock ownership by our directors, officers and employees to align their interests with your interests as shareholders. Under Section 16(a) of the Exchange Act, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the SEC on specified due dates.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For 2015, our NEO's include Messrs. Noss, Cooperman, Woroch, Schafer and Goldstein.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2015 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in the Proxy Statement. Our NEOs are:

Elliot Noss	President and Chief Executive Officer (“CEO”)
Michael Cooperman	Chief Financial Officer (“CFO”)
David Woroch	Executive Vice-President, Domains (“EVP, Domains”)
Kenneth Schafer	Executive Vice-President, Product (“EVP, Product”)
Michael Goldstein	Vice-President, Sales and marketing (“VP, Sales”)

Our philosophy is to provide a mix of compensation that motivates our executives to achieve our short and long- term performance goals in a market-competitive and fiscally responsible way, which in turn will create value for our shareholders. We achieve our objectives by designing our executive compensation program so that a substantial amount of our NEOs’ compensation is performance-based to ensure the actual compensation paid to our executives is appropriately aligned with our Company’s performance and shareholder long-term interests. In addition, we also link individual compensation to Company performance by virtue of the stock options granted by the Company. More specifically, our executive compensation programs are designed to:

•	provide an appropriate mix of fixed and variable compensation to attract, retain and motivate key executives;
•	provide a substantial portion of our executive compensation that is performance-based, on a company or service basis, to support creation of long-term shareholder value, adjusted EBITDA growth and operational efficiency without encouraging excessive risk taking;
•	target compensation at the 50th percentile of market levels, as measured by Culpepper Compensation Surveys; and
•	promote internal equity by offering comparable pay to executives whom we expect to make roughly equivalent contributions, while differentiating executives’ compensation arrangements when appropriate.

Overview of Pay Elements and Linkage to Compensation Philosophy and Objectives

We believe the following elements of our compensation program help us to realize our compensation philosophy and objectives:

Pay Element	Characteristics	Compensation Philosophy and Objectives	Factors Considered to Determine Awards
Salary	Annual fixed cash compensation	Provides a competitive and stable component of income to our executives	• Job responsibilities • Experience • Individual contributions • Future potential • Internal pay equity • Effect on other elements of compensation and benefits including target bonus amounts
Short-Term Incentive Bonus	Annual variable cash compensation based on the achievement of pre- established annual performance measures based on adjusted EBITDA growth

Provides competitive short- term incentive opportunities for our executives to earn annual cash bonuses based on performance objectives that, if attained, can reasonably be expected to (i) promote our business and strategic objectives and (ii) correspond to those paid to similarly- situated and comparably skilled executives at peer companies

• Company performance measures • Service performance measures
Stock Options Grants	Annual long-term equity awards that vest over four years	Provides variable compensation that helps to retain executives and ensures our executives’ interests are aligned with those of shareholders to grow long- term value	• Job responsibilities • Individual contributions • Future potential • Value of vested and unvested outstanding equity awards • Internal pay equity

The weight of each of these components has to date not been determined by any particular formula, although our overall mix of total compensation has historically emphasized retention value. The specific mix of components has been and will continue to be within the discretion and business judgment of our Board of Directors and the Corporate Governance, Nominating and Compensation Committee, which has placed greater emphasis on considerations specific to the individual holding a particular executive position rather than on general market data.

Role of Shareholder Say-on-Pay Votes

We provide our shareholders with the opportunity to cast a triennial advisory vote on executive compensation, or a Say-on-Pay proposal. At our annual meeting of stockholders held on September 9, 2014, 98% of the votes cast on the Say- on-Pay proposal at that meeting were voted in favor of the compensation of our named executive officers, as described in the proxy statement for the 2014 annual meeting. Accordingly, the Corporate Governance, Nominating and Compensation Committee believes that this affirms stockholder support for our executive compensation policies and practices, and no material changes were made to such policies and practices in 2014 or 2015 as a result of our Say-on-Pay proposal and voting results in September 2014. The Corporate Governance, Nominating and Compensation Committee will continue to consider the results of future Say-on-Pay votes when making future compensation decisions for our named executive officers.

Determining Total Compensation

Base Salary

With respect to each NEO, in determining total compensation, the Corporate Governance, Nominating and Compensation Committee considers the Company’s compensation philosophy as outlined above, comparative market data and specific factors relative to each NEO’s responsibilities and performance. We do not specifically benchmark compensation for our NEOs in terms of picking a particular percentile relative to other people with similar titles at peer group companies. We believe that many subjective factors unique to each NEO’s responsibilities and performance are not adequately reflected or otherwise accounted for in a percentile-based compensation determination.

In addition, in determining the appropriate level of total compensation for our NEOs, the Corporate Governance, Nominating and Compensation Committee

1.	reviews and considers the performance of each NEO and
2.	considers, for each NEO, the estimated amount of total compensation:

a.	we would be willing to pay to retain that person;
b.	we would have to pay to replace the person; and
c.	the individual could otherwise command in the employment marketplace.

Our EVP, HR reviews comparative data derived from market research and publicly available information for each of the NEOs and then recommends to our CEO compensation levels for all employees. The CEO then, after consultation with the EVP, HR makes recommendations to the Corporate Governance, Nominating and Compensation Committee regarding total compensation for each NEO. The Corporate Governance, Nominating and Compensation Committee reviews and discusses the information and then determines the total compensation for each NEO, as it deems appropriate.

The CEO’s total compensation is determined by the Corporate Governance, Nominating and Compensation Committee outside the presence of the CEO. The Committee’s decision regarding total compensation for the CEO is based on the philosophy outlined above and includes a review of comparative data and consideration of the accomplishments of the CEO in developing the business strategy for the Company, the performance of the Company relative to this strategy and his ability to attract and retain senior management. In establishing the CEO’s total compensation, the Corporate Governance, Nominating and Compensation Committee is also mindful of the prior results of the shareholder’s Advisory Vote on Executive Compensation.

We provide a base salary to our named executive officers to compensate them for services rendered on a day-to-day basis during the year and to provide sufficient fixed cash compensation to allow them to focus on their ongoing responsibilities. The base salaries of all executive officers are reviewed annually and adjusted when necessary to reflect individual roles and performance as well as market conditions. In January 2015, as a part of the annual review process and to account for increases in costs of living, with the exception of Mr. Cooperman, who was awarded an additional eight vacation days in lieu of an increase, the base salaries of our NEOs were increased 3%.

In connection with the Corporate Governance, Nominating and Compensation Committee's annual review process in January 2016, the base salaries of our NEOs were each increased by 3% for 2016, primarily to account for an increase in the cost of living.

Annual Cash Incentive Bonuses

We use annual cash incentive bonuses to communicate specific goals that are of primary importance during the coming year and motivate our senior officers and NEOs to achieve these goals. Each year, we assess if our corporate financial and strategic objectives are optimally aligned with our management incentive compensation plan to motivate and reward our senior executives, including our NEOs, to attain specific short-term performance objectives that, in turn, further our long- term business objectives. These objectives are based upon corporate or service related targets, rather than individual objectives. In setting target payout levels under our management incentive compensation plan, our Corporate Governance, Nominating and Compensation Committee considers historical payouts, the total cost to the company should performance objectives be achieved and our retention needs.

The Corporate Governance, Nominating and Compensation Committee determines the initial level of funding for the annual incentive bonus pools during the annual budgeting process and approves provisional quarterly payments, computed on a pro-rata basis, based on quarterly minimum year-to-date targets for our senior officers, including NEOs, taking into account the Company’s actual performance on a year-to-date basis. To ensure that our annual target remains the primary consideration, any quarterly payments are subject to a discretionary holdback percentage, which has historically been set at 25% but may be adjusted each quarter should circumstances warrant it. To mitigate the risk of overpayment of incentive bonuses based on a quarterly performance, a 25% holdback of quarterly payments is maintained. The Corporate Governance, Nominating and Compensation Committee retains the right to interpret, rescind, prescribe, amend or suspend payment under our management incentive compensation plan at any time. Changes made by the Corporate Governance, Nominating and Compensation Committee will however only be on a prospective basis so will not impact any quarterly rights our NEO’s and senior officers may have up to the date of the change.

The performance goals under our management incentive compensation plan consists of two components namely, an incentive bonus and an overachievement bonus, each with established thresholds and maximum achievement levels.

For the incentive bonus component, achievement of established targets for each NEO will equate to 100% of the bonus being paid. Where 75% of an established target is achieved (“floor level”) this will result in 50% of the bonus being paid. Below the floor level no bonus is payable. In those cases where achievement is between the floor level and the established target, straight-line interpolation is applied from the established target levels.

To further incent our senior management and NEOs to promote our business and strategic objectives; to the extent that the Company’s actual performance exceeds the Company’s adjusted EBITDA goals (“overachievement target”), the Compensation Committee sets aside 30% of the overachievement target in an overachievement pool to reward our senior management, employees and NEOs. At the discretion of the Corporate Governance, Nominating and Compensation Committee, approximately 40% of the overachievement pool has been allocated to the NEOs and is shared equally among them.

Incentive Bonus program

The table below summarizes the 2015 incentive bonus opportunities for our NEOs.

Named Officer	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus
Elliot Noss	$148,016	100% Corporate adjusted EBITDA(2)
Michael Cooperman	$97,516	100% Corporate adjusted EBITDA
David Woroch	$101,870	100% Wholesale Domain Services targets
Kenneth Schafer	$48,575	100% Corporate adjusted EBITDA
Michael Goldstein	$25,530	25% Corporate adjusted EBITDA, 75% Ting specific objectives

(1)

All dollar amounts below are shown in U.S. dollars. Amounts that were payable in Canadian dollars during the 2015 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.2794 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2015.

(2)

Adjusted EBITDA is one of the primary measures we use for planning and budgeting purposes, incentive compensation and to monitor and evaluate our financial and operating results. Adjusted EBITDA is not a measurement of financial performance under United States generally accepted accounting principles (“GAAP") and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Adjusted EBITDA excludes depreciation, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, net deferred revenue, which comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation, losses from foreign currency transactions and infrequently occurring items. Losses from foreign currency transactions, which removes the effect of our foreign exchange contracts, comprise the realized gains/losses from all foreign currency contracts, both hedged and unhedged; the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars. Adjusted EBITDA is a non-GAAP measure. See the reconciliation table in Key Business Metrics – Adjusted EBITDA.

Our Corporate Governance, Nominating and Compensation Committee met in February 2016 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2015 had been achieved. As the Company exceeded its adjusted EBITDA targets for the fiscal year ended December 31, 2015, the Corporate Governance, Nominating and Compensation Committee assessed that 100% of the incentive bonuses for all our NEO’s was payable. With the exception of Mr. Goldstein, who earned 79% of his targeted bonus, all other bonuses were assessed at 100% of target.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2016 and increased the incentive bonus target opportunity for our NEOs by 3% largely to maintain the incentive bonus at the same percentage of base salary.

The table below summarizes the 2016 incentive bonus opportunities for our NEOs.

Named Officer	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus
Elliot Noss	$140,934	100% Corporate adjusted EBITDA
Michael Cooperman	$92,850	100% Corporate adjusted EBITDA
David Woroch	$96,996	100% Wholesale Domain Services targets
Kenneth Schafer	$46,424	100% Corporate adjusted EBITDA
Michael Goldstein	$30,662	25% Corporate adjusted EBITDA, 75% Ting specific objectives
(1) All dollar amounts are shown in U.S. dollars. Amounts payable in Canadian dollars have been converted into U.S. dollars based upon the exchange rate of 1.384 Canadian dollars for each U.S. dollar, the Bank of Canada exchange rate as at December 31, 2015.

Overachievement Bonus Program

The overachievement bonus program is designed to further incent our employees, senior management and NEOs to exceed the Company’s adjusted EBITDA goals. As stated above, during Fiscal 2015 the Company exceeded its adjusted EBITDA goal and the Corporate Governance, Nominating and Compensation Committee has accordingly sets aside 30% of the overachievement target in an overachievement pool amounting to $1.4 million to reward our senior management, employees and NEOs with the actual allocation to be determined at a later date.

Equity-Based Awards

We believe that equity-based awards encourage our NEOs to focus on the long-term performance of our business. Our Board of Directors grants equity awards to executives and other employees in order to enable them to participate in the long-term appreciation of our stock price. Additionally, we believe our equity awards provide an important retention tool for our NEOs, as they are subject to multi-year vesting. To date, we have not adopted stock ownership guidelines for our NEOs.

Historically, we have granted equity-based awards in the form of stock options, including options granted at the commencement of employment and additional awards each year. The size of the initial option grant made to each NEO upon joining our company is primarily based on competitive conditions applicable to the NEO's specific position. For subsequent equity grants to our NEOs, our Corporate Governance, Nominating and Compensation Committee receives input from our CEO and EVP, HR.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee approved, effective January 1, 2015, the following stock option awards to our NEOs. These stock options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us.

Name	Number of stock options	Aggregate Grant Date Fair Value
Elliot Noss	10,000	$ 79,720
Michael Cooperman	5,000	$ 39,860
David Woroch	5,000	$ 39,860
Kenneth Schafer	5,000	$ 39,860
Carla Goertz	5,000	$ 39,860

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee approved, effective January 1, 2016, the following stock option awards to our NEOs. These stock options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us.

Name	Number of stock options	Aggregate Grant Date Fair Value
Elliot Noss	10,000	$ 136,420
Michael Cooperman	5,000	$ 68,210
David Woroch	5,000	$ 68,210
Kenneth Schafer	5,000	$ 68,210
Michael Goldstein	5,000	$ 68,210

Severance and Change of Control Benefits

Our Board of Directors believes that it is necessary to offer senior members of our executive team severance benefits to ensure that they remain focused on executing our strategic plans, including in the event of a proposed or actual acquisition. We have entered into employment agreements with our named executive officers to provide them with additional severance benefits upon an involuntary termination of employment under specified circumstances prior to and following a change of control. The terms of these agreements are described below in "Potential Payments on Termination or Change In Control."

Perquisites

We do not provide any significant perquisites or other personal benefits to our named executive officers.

Benefits

We provide the following benefits, which we believe are typical of the companies with which we compete for employees, to our NEO’s:

•	healthcare insurance;

•	life insurance and accidental death and dismemberment insurance;
•	long term disability insurance;
•	a registered retirement savings matching program;
•	a healthcare spending account;
•	a car allowance;
•	an annual medical; and
•	an employee assistance program.

Certain Corporate Governance Considerations

We currently do not require our executive officers to own a particular number of shares of our common stock. The Corporate Governance, Nominating and Compensation Committee is satisfied that stock and option holdings among our executive officers are sufficient at this time to provide motivation and to align their interests with those of our stockholders. However, we prohibit all directors and employees from hedging their economic interest in the Company securities that they hold.

Tax Considerations

We do not provide any tax gross-ups to our executive officers or directors.

In designing our compensation programs, the Corporate Governance, Nominating and Compensation Committee considers the financial accounting and tax consequences to Tucows as well as the tax consequences to our employees. In determining the aggregate number and mix of equity grants in any fiscal year, the Corporate Governance, Nominating and Compensation Committee and management consider the size and share-based compensation expense of the outstanding and new equity awards. Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation’s Chief Executive Officer and the three other most highly compensated executive officers as of the end of any fiscal year, other than the Chief Financial Officer. However, certain types of performance-based compensation are excluded from the $1 million deduction limit if specific requirements are met.

The Committee considers the impact of Section 162(m) when designing our executive compensation program and structured our Executive Bonus Plan, stock plans and performance share programs so that a number of awards may be granted under these plans and programs in a manner that complies with the requirements imposed by Section 162(m). Tax deductibility is not the primary factor used by the Committee in setting compensation, however, and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). We believe it is important to preserve flexibility in administering compensation programs as corporate objectives may not always be consistent with the requirements for full deductibility. While our Corporate Governance, Nominating and Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, our Compensation Committee may exercise discretion to pay nondeductible compensation if following the requirements of Section 162(m) would not be in the interests of our shareholders.

Compensation Risk Assessment

The Corporate Governance, Nominating and Compensation Committee oversaw the performance of a risk assessment of our executive compensation programs to ascertain any potential material risks that may be created by the compensation program. Because performance-based incentives are used in our executive compensation program, it is important to ensure that these incentives do not result in our NEOs taking unnecessary or excessive risks or any other actions that may conflict with our long-term interests. The Corporate Governance, Nominating and Compensation Committee considered the following attributes of our executive compensation program:

•	the balance between short- and long-term incentives;
•	use of qualitative as well as quantitative performance factors in determining compensation payouts, including minimum and maximum performance thresholds, funding that is based on actual results measured against pre- approved financial and operational goals and metrics that are clearly defined;
•	incentive compensation that includes a stock component where value is best realized through long-term appreciation of stockholder value; and
•	incentive compensation components that are paid or vest over an extended period.

The Corporate Governance, Nominating and Compensation Committee focuses primarily on the compensation of our NEOs because risk-related decisions depend predominantly on their judgment. The Corporate Governance, Nominating and Compensation Committee believes that risks arising from our policies and practices for compensation of other employees are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The Corporate Governance, Nominating and Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Corporate Governance, Nominating and Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Allen Karp, Chair Rawleigh Ralls Jeffrey Schwartz

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our Named Executive Officers, including our chief executive officer, our chief financial officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2015. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2015 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.2794 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2015.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2015	$305,690	$148,016	$—	$79,720	$8,207	$541,633
President and Chief Executive Officer	2014	343,589	182,754	—	—	9,501	535,844
	2013	357,157	194,302	—	103,400	10,176	665,035

Michael Cooperman	2015	232,531	97,516	—	39,860	9,614	379,521
Chief Financial Officer	2014	269,206	128,121	—	—	11,130	408,457
	2013	279,824	135,284	—	51,700	11,920	478,728

David Woroch	2015	199,468	101,870	—	39,860	6,800	347,998
Executive Vice President, Domains	2014	224,143	134,834	—	—	7,872	366,849
	2013	233,017	140,372	—	51,700	8,431	433,520

Kenneth Schafer	2015	194,232	48,757	—	39,860	6,800	289,649
Executive Vice President, Products	2014	218,261	49,888	—	—	7,872	276,021
	2013	226,912	78,302	—	51,700	8,431	365,345

Michael Goldstein	2015	161,061	25,530	—	39,860	782	227,233
Vice President, Sales and Marketing	2014	175,512	56,782	—	—	905	233,199
	2013	182,481	61,052	—	61,950	969	306,452

(1)	Represents bonus earned during the fiscal years ended December 31, 2015, 2014 and 2013.

Of the 2015 amount, the following amounts will be paid in February 2016:

Elliot Noss	$64,757
Michael Cooperman	$42,663
David Woroch	$44,568
Kenneth Schafer	$21,331
Michael Goldstein	$10,357

Of the 2014 amount, the following amounts were paid in February 2015:

Elliot Noss	$89,169
Michael Cooperman	$66,466
David Woroch	$71,715
Kenneth Schafer	$30,620
Michael Goldstein	$36,422

Of the 2013 amount, the following amounts were paid in February 2014:

Elliot Noss	$97,000
Michael Cooperman	$71,179
David Woroch	$73,404
Kenneth Schafer	$46,250
Michael Goldstein	$36,341

(2)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 12 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(3)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2015	$1,172	$7,035	$—	$8,207
	2014	1,357	8,144	—	9,501
	2013	1,454	8,722	—	10,176

Michael Cooperman	2015	1,172	6,566	1,876	9,614
	2014	1,357	7,601	2,172	11,130
	2013	1,454	8,140	2,326	11,920

David Woroch	2015	1,172	5,628	—	6,800
	2014	1,357	6,515	—	7,872
	2013	1,454	6,977	—	8,431

Kenneth Schafer	2015	1,172	5,628	—	6,800
	2014	1,357	6,515	—	7,872
	2013	1,454	6,977	—	8,431

Michael Goldstein	2015	782	—	—	782
	2014	905	—	—	905
	2013	969	—	—	969

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	-	1,875	5.52	05/17/2019
	3,125	3,125	5.76	12/31/2019
	-	6,250	10.16	11/10/2020
	2,500	7,500	19.41	12/31/2021
	5,625	18,750

Michael Cooperman	-	1,875	5.52	05/17/2019
	1,562	1,563	5.76	12/31/2019
	-	3,125	10.16	11/10/2020
	1,250	3,750	19.41	12/31/2021
	2,812	10,313

David Woroch	5,625	1,875	5.52	05/17/2019
	4,687	1,563	5.76	12/31/2019
	3,125	3,125	10.16	11/10/2020
	1,250	3,750	19.41	12/31/2021
	14,687	10,313

Kenneth Schafer	-	1,875	5.52	05/17/2019
	1,562	1,563	5.76	12/31/2019
	-	3,125	10.16	11/10/2020
	1,250	3,750	19.41	12/31/2021
	2,812	10,313

Michael Goldstein	2,500	-	2.92	08/14/2018
	4,593	1,532	5.52	05/17/2019
	1,562	1,563	8.56	05/12/2020
	800	2,400	15.93	08/10/2021
	1,250	3,750	19.41	12/31/2021
	10,705	9,245

The stock options grants listed in the above table were issued under our 2006 Plan.

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

Elliot Noss (1)	2015	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$611,380	$2,611,380
Bonus Plan (3)		296,033	296,033
Acceleration of Unvested Equity Awards (4)		158,201	2,158,201

Benefits (5)
Car Allowance		14,070	14,070
Healthcare Flexible Spending Account		2,344	2,344
Healthclub		—	—
		$1,082,028	$5,082,028

Michael Cooperman (1)	2015	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$295,278	$1,295,278
Bonus Plan (3)		178,779	178,779
Acceleration of Unvested Equity Awards (4)		93,715	1,093,715

Benefits (5)
Car Allowance		12,038	22,069
Healthcare Flexible Spending Account		2,149	3,939
Healthclub		3,439	6,305
		$585,398	$2,600,085

David Woroch (1)	2015	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$349,070	$349,070
Bonus Plan (3)		62,471	62,471
Acceleration of Unvested Equity Awards (4)		144,776	144,776

Benefits (5)
Car Allowance		9,849	9,849
Healthcare Flexible Spending Account		2,051	2,051
Healthclub		—	—
		$568,217	$568,217

Kenneth Schafer (1)	2015	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$242,790	$242,790
Bonus Plan (3)		60,947	60,947
Acceleration of Unvested Equity Awards (4)		29,945	29,945

Benefits (5)
Car Allowance		7,035	7,035
Healthcare Flexible Spending Account		1,465	1,465
Healthclub		—	—
		$342,182	$342,182

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2015
(2)	Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service capped at 24 months. For Messrs. Cooperman, Woroch and Schafer, severance compensation is for six months plus one month additional compensation for each completed year of service.
(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2015 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)	For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman. Woroch and Schafer, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch and Mr. Schafer, that their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 30, 2015, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2015 was $21.10.
(5)	Pay for unused vacation, extended health, matching registered retirement savings plan benefit, life insurance and accidental death and dismemberment insurance are standard programs offered to all employees and are therefore not reported.

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

Upon termination without cause, Mr. Woroch and Mr. Schafer are each entitled to a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional completed year of service. Severance payments can be made in equal monthly installments. Mr. Woroch and Mr. Schafer are each bound by a standard non-competition covenant for a period of twelve months following their termination.

Messrs Noss and Cooperman’s employment agreements are subject to early termination by us due to:

●	the death or disability of the executive;
●	for “cause;” or
●	without “cause.”

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

Employment Agreements—Change in Control

Under their employment agreements, both Mr. Noss and Mr. Cooperman are also entitled to the change in control benefits described in the following paragraph if:

●	the executive resigns with or without “good reason” within the 30-day period immediately following the date that is six months after the effective date of the “change in control;” or
●	within 18 months after a “change in control” and executive’s employment is terminated either:
●	without “cause;” or
●	by resignation for “good reason.”

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

A “change in control” is generally defined as:

●	the acquisition of 50% or more of our common stock;
●	a change in the majority of our Board of Directors unless approved by the incumbent directors (other than as a result of a contested election); and
●	certain reorganizations, mergers, consolidations, liquidations or dissolutions, unless certain requirements are met regarding continuing ownership of our outstanding common stock.

“Good reason” is defined to include the occurrence of one or more of the following:

●

the executive’s position, management responsibilities or working conditions are diminished from those in effect immediately prior to the change in control, or he is assigned duties inconsistent with his position;

●	the executive is required to be based at a location in excess of 30 miles from his principal job location or office immediately prior to the change in control;
●	the executive’s base compensation is reduced, or the executive’s compensation and benefits taken as a whole are materially reduced, from those in effect immediately prior to the change in control; or
●	we fail to obtain a satisfactory agreement from any successor to assume and agree to perform our obligations to the executive under his employment agreement.

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board of Directors during 2015 were Messrs. Karp (Chair), Schwartz and Ralls. To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers on our Board of Directors or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 4, 2016, by each of our directors and named executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 4, 2015	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	688,579	(2)	5,625	694,204	6.5%
Michael Cooperman	233,875	(3)	2,812	236,687	2.2%
David Woroch	149,272	(4)	14,687	163,959	1.5%
Kenneth Schafer	33,349		2,812	36,161	*
Michael Goldstein	7,181	(5)	10,705	17,886	*
Allen Karp	30,077	(6)	16,875	46,952	*
Rawleigh Ralls	382,500	(7)	20,000	402,500	3.8%
Robin Chase	—		4,375	4,375	*
Erez Gissin	10,000		21,250	31,250	*
Jeffrey Schwartz	25,000		26,250	51,250	*
All directors and executive officers as a group (13 persons)	1,629,388		190,308	1,819 696	16.7%

*     Less than 1%.

(1)     Based on 10,691,106 shares outstanding as of March 4, 2016, adjusted for shares of common stock beneficially owned but not yet issued.

(2)     Includes an aggregate of 120,670 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes an aggregate of 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 564,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)     Includes 37,188 shares of common stock that are held in Mr. Cooperman’s RRSP account.

(4)     Includes 53,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)     Includes 3,018 shares of common stock that are held in Mr. Goldstein’s RRSP account.

(6)     Includes 5,000 shares of common stock that are held directly by Mr. Karp’s wife.

(7)     Of these shares, 56,250 shares are held in Mr. Ralls’ IRA account, 6,250 shares are held in Mrs. Ralls’ IRA account and 40,000 are held by Mrs. Ralls directly.

Share Ownership of Certain Beneficial Owners.

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 4, 2016 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Osmium Partners, LLC	567,592	(2)	5.3%
300 Drakes Landing Road, Suite 172
Greenbrae, CA 94904

Pembroke Management, LTD	534,928	(3)	5.0%
1002 Sherbrooke Street West, Suite 1700
Montreal, Quebec, H3A 3S4, CANADA

Renaissance Technologies LLC	792,851	(4)	7.4%
800 Third Avenue
New York, NY 10022

(1)     Based on 10,691,106 shares outstanding as of March 4, 2016.

(2)     John H. Lewis, who had shared dispositive power and shared voting power over 567,592 shares of common stock, , is the controlling member of Osmium Partners, LLC, a Delaware limited liability company (“Osmium Partners”), which had shared dispositive power and shared voting power over 567,592 shares of common stock and serves as the general partner of Osmium Capital, LP, a Delaware limited partnership (the “Fund”) which had shared dispositive power and shared voting power over 250,355 shares of common stock and Osmium Capital II, LP, a Delaware limited partnership (“Fund II”) which had shared dispositive power and shared voting power over 139,187 shares of common stock , Osmium Spartan, LP, a Delaware limited partnership (“Fund III”) which had shared dispositive power and shared voting power over 84,613 shares of common stock , and Osmium Diamond, LP, a Delaware limited partnership (“Fund IV”) which had shared dispositive power and shared voting power over 93,437 of common stock (all of the foregoing, collectively, the “Filers”). The Fund, Fund II, Fund III and Fund IV are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Fund, Fund II, Fund III and Fund IV directly own the common shares reported in this Statement. Mr. Lewis and Osmium Partners may be deemed to share with the Fund, Fund II, Fund III and Fund IV (and not with any third party) voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than the shares owned directly by such Filer. This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 16, 2016 by the Filers.

(3)     Pembroke Management, LTD had sole dispositive power and sole voting power over 534,928 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 8, 2016 by Pembroke Management, LTD.

(4)     Each of Renaissance Technologies, LLC (“RTC”), and Renaissance Technologies Holdings Corporation (“RTHC”) which had majority ownership of RTC, had sole voting power over 570,751 shares of common stock, sole dispositive power over 610,684 shares of common stock and shared dispositive power over 4,451 shares of common stock. This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 11, 2016 by the RTC and RTHC.

Equity Compensation Plan Information

As of December 31, 2015, our 2006 Plan had 2.475 million shares of common stock reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	512,616	$9.25	877,977
1996 Equity Compensation Plan	750	$3.76	—
Equity compensation plans not approved by security holders	—	—	—
Total	513,366	$9.24	877,977

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

Director Independence

Our Board of Directors has determined that each of Messrs. Karp, Ralls, Gissin, Schwarz and Ms. Chase are independent directors, and Mr. Ito who resigned on March 1, 2016 was an independent director, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these six directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board of Directors has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our corporate governance, nomination and compensation satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2015 and 2014 are set forth below:

	2015 Fees	2014 Fees
Audit Fees(1)	$327,264	$453,135
Audit-Related Fees	—	—
Tax Fees(2)	143,725	153,518
All Other Fees	—	—
Total Fees	$470,989	$606,653

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our Quarterly Reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting services.

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

10.7*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.8	Offer Letter, dated November 19, 2012, between Tucows.com Co. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on November 21, 2012).

10.9	Amended and Restated Supplemental Agreement, dated December 14, 2012, between Tucows.com Co., Tucows (Delaware), Inc. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.10	Guaranty, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

Exhibit No.	Description

10.11

Loan Agreement, dated as of June 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on July 31, 2007).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS#	XBRL Instance

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation

101.DEF#	XBRL Taxonomy Extension Definition

101.LAB#	XBRL Taxonomy Extension Labels

101.PRE#	XBRL Taxonomy Extension Presentation

*	Management or compensatory contract.

#	Filed herewith.

†	Furnished herewith.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tucows Inc.

We have audited Tucows Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tucows Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form 10-K for the fiscal year ended December 31, 2015. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tucows Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Tucows Inc. acquired Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) during 2015, and management excluded from its assessment of the effectiveness of Tucows Inc.’s internal control over financial reporting as of December 31, 2015, BRI Group’s internal control over financial reporting associated with total assets of $7.2 million and total revenues of $3.3 million included in the consolidated financial statements of Tucows Inc. as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Tucows Inc. also excluded an evaluation of the internal control over financial reporting of the BRI Group.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tucows Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
March 9, 2016

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders and of Tucows Inc.

We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tucows Inc.’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion on the effectiveness of Tucows Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Charted Professional Accountants, Licensed Public Accountants

March 9, 2016

Toronto, Canada

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$7,723,253	$8,271,377
Accounts receivable, net of allowance for doubtful accounts of $122,095 as of December 31, 2015 and $125,766 as of December 31, 2014	7,171,388	6,789,685
Inventory	903,775	393,774
Prepaid expenses and deposits	5,067,790	3,697,292
Prepaid domain name registry and ancillary services fees, current portion	44,708,041	44,614,858
Other assets (note 4)	-	8,199,000
Deferred tax asset, current portion (note 10)	3,243,718	2,498,196
Income taxes recoverable (note 10)	2,292,915	997
Total current assets	71,110,880	74,465,179

Prepaid domain name registry and ancillary services fees, long-term portion	11,040,929	11,764,765
Property and equipment (note 5)	7,126,676	1,609,787
Deferred tax asset, long-term portion (note 10)	4,377,374	4,880,423
Intangible assets (note 6)	14,469,677	14,202,585
Goodwill (note 6)	21,005,143	18,873,127
Total assets	$129,130,679	$125,795,866

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,166,135	$3,579,920
Accrued liabilities	5,855,686	3,941,549
Customer deposits	5,136,909	4,461,727
Derivative instrument liability (note 8)	2,027,086	1,115,805
Deferred rent, current portion	19,463	-
Loan payable (note 9)	3,500,000	-
Deferred revenue, current portion	56,646,390	55,495,566
Accreditation fees payable, current portion	465,300	466,201
Income taxes payable (note 10)	444,053	473,480
Total current liabilities	78,261,022	69,534,248

Deferred revenue, long-term portion	14,947,639	15,610,753
Accreditation fees payable, long-term portion	118,480	128,243
Deferred rent, long-term portion	100,864	92,878
Other liabilities (note 14)	1,459,960	-
Deferred tax liability (note 10)	4,876,691	4,787,351

Redeemable non-controlling interest (note 3)	3,036,598	-

Stockholders' equity (note 11)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,685,599 shares issued and outstanding as of December 31, 2015 and 11,329,732 shares issued and outstanding as of December 31, 2014	14,530,633	14,130,059
Additional paid-in capital	8,526,395	29,090,058
Retained earnings (deficit)	4,381,849	(6,955,283)
Accumulated other comprehensive income (loss)	(1,109,452)	(622,441)
Total stockholders' equity	26,329,425	35,642,393
Total liabilities and stockholders' equity	$129,130,679	$125,795,866

Commitments and contingencies (note 16)

Subsequent event (note 17)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2015	2014	2013

Net revenues (note 18)	$172,939,499	$147,667,107	$129,934,904

Cost of revenues (note 18):
Cost of revenues	113,089,970	101,861,002	92,960,321
Network expenses	5,464,777	4,554,635	4,835,939
Depreciation of property and equipment (note 5)	1,144,989	699,670	627,973
Amortization of intangible assets (note 6)	38,520	-	83,790
Total cost of revenues	119,738,256	107,115,307	98,508,023

Gross profit	53,201,243	40,551,800	31,426,881

Expenses:
Sales and marketing	18,537,810	15,394,065	12,141,036
Technical operations and development	4,502,845	4,305,715	4,158,603
General and administrative (note 13)	10,661,949	9,459,008	7,523,906
Depreciation of property and equipment (note 5)	259,307	226,432	215,447
Amortization of intangible assets (note 6)	224,206	596,620	876,120
Impairment of indefinite life intangible assets (note 6)	206,116	577,145	-
Loss on currency forward contracts (note 8)	792,900	357,760	357,109
Total expenses	35,185,133	30,916,745	25,272,221

Income from operations	18,016,110	9,635,055	6,154,660

Other income (expense):
Interest expense, net	(159,025)	(206,730)	(354,857)
Other income, net (note 14)	85,872	-	-
Total other income (expense)	(73,153)	(206,730)	(354,857)

Income before provision for income taxes	17,942,957	9,428,325	5,799,803

Provision for income taxes (note 10)	6,569,227	3,054,229	1,619,339

Net income before redeemable non-controlling interest	11,373,730	6,374,096	4,180,464

Redeemable non-controlling interest	(284,509)	-	-

Net loss attributable to redeemable non-controlling interest	284,509	-	-

Net income	11,373,730	6,374,096	4,180,464

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 8)	(2,031,465)	(1,004,115)	(470,779)
Net amount reclassified to earnings (note 8)	1,544,454	626,655	181,694
Other comprehensive income (loss), net of tax of $287,996 (2014 : $196,623, 2013 : $150,587)	$(487,011)	$(377,460)	$(289,085)

Comprehensive income for the year	$10,886,719	$5,996,636	$3,891,379

Basic earnings per common share (note 15)	$1.04	$0.57	$0.40

Shares used in computing basic earnings per common share (note 15)	10,968,500	11,220,874	10,468,250

Diluted earnings per common share (note 15)	$1.00	$0.54	$0.37

Shares used in computing diluted earnings per common share (note 15)	11,360,084	11,730,398	11,281,409

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2012	11,081,340	$10,084,417	$33,931,529	$(17,509,843)	$44,104	$26,550,207
Exercise of stock options	890,034	2,626,352	(1,134,178)	-	-	1,492,174
Repurchase and retirement of shares (note 11)	(1,064,299)	(851,502)	(5,686,114)	-	-	(6,537,616)
Cancellation of restricted stock	(12)	-	-	-	-	-
Income tax effect related to stock options exercised	-	-	1,090,171	-	-	1,090,171
Stock-based compensation (note 12)	-	-	430,903	-	-	430,903
Net income	-	-	-	4,180,464	-	4,180,464
Other comprehensive income (loss)	-	-	-	-	(289,085)	(289,085)
Balances, December 31, 2013	10,907,063	11,859,267	28,632,311	(13,329,379)	(244,981)	26,917,218
Exercise of stock options	502,061	2,365,825	(886,900)	-	-	1,478,925
Repurchase and retirement of shares (note 11)	(79,392)	(95,033)	(1,086,825)	-	-	(1,181,858)
Income tax effect related to stock options exercised	-	-	1,888,734	-	-	1,888,734
Stock-based compensation (note 12)	-	-	542,738	-	-	542,738
Net income	-	-	-	6,374,096	-	6,374,096
Other comprehensive income (loss)	-	-	-	-	(377,460)	(377,460)
Balances, December 31, 2014	11,329,732	14,130,059	29,090,058	(6,955,283)	(622,441)	35,642,393

Exercise of stock options	517,998	1,784,112	(980,976)	-	-	803,136
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(99,675)	-	(1,306,981)	-	-	(1,306,981)
Repurchase and retirement of shares (note 11)	(1,062,456)	(1,383,538)	(22,232,748)	-	-	(23,616,286)
Income tax effect related to stock options exercised	-	-	3,431,017	-	-	3,431,017
Stock-based compensation (note 12)	-	-	526,025	-	-	526,025
Net income	-	-	-	11,373,730	-	11,373,730
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(36,598)	-	(36,598)
Other comprehensive income (loss)	-	-	-	-	(487,011)	(487,011)
Balances, December 31, 2015	10,685,599	$14,530,633	$8,526,395	$4,381,849	$(1,109,452)	$26,329,425

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2015	2014	2013
Cash provided by:
Operating activities:
Net income for the year	$11,373,730	$6,374,096	$4,180,464
Items not involving cash:
Depreciation of property and equipment	1,404,296	926,102	843,420
Amortization of intangible assets	262,726	596,620	959,910
Impairment of indefinite life intangible asset	206,116	577,145	-
Deferred income taxes (recovery)	134,861	(1,084,470)	(247,371)
Excess tax benefits from share-based compensation expense	-	-	(1,090,171)
Amortization of deferred rent	27,449	16,899	21,829
Disposal of domain names	24,066	26,878	52,513
Other income (note 14)	(85,872)	-	-
Loss on change in the fair value of forward contracts	136,276	50,624	496,207
Stock-based compensation	526,025	542,738	430,903
Change in non-cash operating working capital:
Accounts receivable	(220,188)	(1,484,282)	(892,138)
Inventory	(442,806)	(84,088)	277,418
Prepaid expenses and deposits	(1,282,054)	611,747	772,369
Prepaid domain name registry and ancillary services fees	630,653	(331,453)	1,440,720
Income taxes recoverable	(2,321,345)	(75,744)	1,023,638
Accounts payable	249,931	1,152,042	529,537
Accrued liabilities	1,691,356	28,515	1,390,805
Customer deposits	675,182	(39,219)	(454,725)
Deferred revenue	366,273	1,088,083	(982,115)
Accreditation fees payable	(10,664)	(14,889)	(49,106)
Net cash provided by operating activities	13,346,011	8,877,344	8,704,107

Financing activities:
Proceeds received on exercise of stock options	803,136	1,478,924	1,492,174
Payment of tax obligations resulting from net exercise of stock options	(1,306,981)	-	-
Excess tax benefits from share-based compensation expense	3,431,017	1,888,734	1,090,171
Repurchase of common stock	(23,616,286)	(1,181,857)	(6,537,616)
Proceeds received on loan payable	3,500,000	-	5,200,000
Repayment of loan payable	-	(6,300,000)	(2,600,000)
Net cash used in financing activities	(17,189,114)	(4,114,199)	(1,355,271)

Investing activities:
Additions to property and equipment	(2,967,360)	(711,656)	(1,345,627)
Acquisition of other assets	-	(8,199,000)	-
Gross proceeds from the waiver of rights to .online registry (note 14)	6,619,831	-	-
Remaining payment for the acquisition of Ting Virginia, LLC., net of cash of $21,423 (note 3)	(357,492)	-	-
Net cash provided by (used in) investing activities	3,294,979	(8,910,656)	(1,345,627)

Increase in cash and cash equivalents	(548,124)	(4,147,511)	6,003,209

Cash and cash equivalents, beginning of year	8,271,377	12,418,888	6,415,679
Cash and cash equivalents, end of year	$7,723,253	$8,271,377	$12,418,888

Supplemental cash flow information:
Interest paid	$173,197	$207,777	$372,853
Income taxes paid, net	$3,132,105	$2,172,047	$793,000
Supplementary disclosure of non-cash investing and financing activities:

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar Amounts in U.S. dollars)

1. Organization of the Company:

Tucows Inc. (the “Company”) provides simple useful services that help people unlock the power of the Internet. The Company provides US consumers and small businesses with mobile phone services nationally and high-speed fixed Internet access in selected towns. The Company is also a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Significant accounting policies:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise noted. Certain of the prior year comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year. In December 2013, our Board of Directors authorized a one-for-four share consolidation of our common stock, in the form of a reverse stock split, as further described in note 11. All share information related to shares outstanding and earnings per share have been retroactively adjusted to reflect this share consolidation.

(a) Basis of presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Investments over which the Company is unable to exercise significant influence are recorded at cost and written down only when there is evidence that a decline in value that is other than temporary has occurred.

In prior periods, the Company recorded the effective portion of the gain or loss upon settlement of hedged currency forward contracts in “Loss on currency forward contracts” and reclassified the same amount from “General and administrative expense” to the income statement line item for the hedged item. The Company has determined that the reclassification of the effective portion of the gain or loss upon settlement amounts are more appropriately reclassified from “Loss on currency forward contracts” to the income statement line item for the hedged item. As a result, losses of $1.0 million and $0.3 million for the years ended December 31, 2014 and 2013 respectively, have been reclassified to “General and administrative expense” from “Loss on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income, income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

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

(c) Cash and cash equivalents

All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

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

(f) Derivative Financial Instruments

The Company uses derivative financial instruments to manage foreign currency exchange risk. The Company accounts for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

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

(g) Goodwill and Other Intangible assets

Goodwill

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. The Company does not amortize goodwill. Impairment testing for goodwill is performed annually in the fourth quarter of each year or more frequently if impairment indicators are present. Impairment testing is performed at the operating segment level. The Company has determined that it has three operating segments, Domain Services and Network Access - Mobile Services and Network Access – Other Services.

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

	(in years)
Technology	2	-	7

Brand		7

Customer relationships	4	-	7

Network rights		15

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

(h) Revenue recognition

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

The Company derives revenues from the provisioning of mobile phone and fixed Internet access services primarily through its Ting website. These revenues are recognized once services have been provided. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. The Company’s billing cycle for each customer is computed based on the customer’s activation date. As a result, the Company estimates the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories to subscribers is recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising revenue includes revenue derived from cost-per action advertising links we display on third party websites who provide syndicated pay-per-click advertising on OpenSRS Domain Expiry Stream domains and the Company’s Portfolio Domains. In addition, the Company uses third party partners to derive pay-per-click advertising on the Tucows.com website. Advertising revenue is recognized on a monthly basis based on the number of cost-per-action services that were provided in the month.

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

(i) Deferred revenue

Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other Internet services, on both a wholesale and retail basis, net of external commissions.

(j) Accreditation fees payable

In accordance with ICANN rules, the Company has elected to pay ICANN fees incurred on the registration of Generic Top-Level Domains on an annual basis. Accordingly, accreditation fees that relate to registrations completed prior to ICANN rendering a bill are accrued and reflected as accreditation fees payable.

(k) Prepaid domain name registry fees

Prepaid domain name registry and other Internet services fees represent amounts paid to registries, and country code domain name operators for updating and maintaining the registries, as well as to suppliers of other Internet services. Domain name registry and other Internet services fees are recognized on a straight-line basis over the life of the contracted registration term.

(l) Translation of foreign currency transactions

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

The Company is entitled to earn investment tax credits (“ITCs”), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized as a reduction in income tax expense once the Company has reasonable assurance that the amounts will be realized. The Company has not made any ITC claims for the years ended December 31, 2015 and 2014.

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

(q) Fair value measurement

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

(r) Segment reporting

The Company operates in three operating segments, Domain Services, Network Access – Mobile Services and Network Access – Other Services.

The Company’s Domain Services revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer. The Company’s Network Access – Mobile Services revenues, which consist primarily of mobile telephony services, are generated through its business operations in the United States. The Company’s Network Access - Other Services consists of the provisioning of high speed Internet access, Internet hosting and consulting services.

The Company’s assets are located in Canada, the United States, Germany and the Netherlands.

(s)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2015, the Company adopted the Accounting Standards Update (“2014-08”), Presentation of Financial Statements and Property, Plant and Equipment: Discontinued Operations and Disclosures of Disposals of components of an Entity. The adoption of ASU 2014-08 did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)." The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019 and is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10) which relates to the recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires that all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance requires the performance of a qualitative assessment for equity investments without readily determinable fair values. The update also requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). Earlier adoption is not permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2016-1 will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) (“ASU 2015-17”), which relates to the balance sheet classification of deferred taxes to simplify the presentation of deferred income taxes. The new standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016 (January 1, 2017 for the Company). Earlier adoption is permitted as of the beginning of an interim or annual reporting period. Companies can transition to the standard either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating the impact that the adoption of ASU 2015-17 will have on its consolidated financial statements and the selected method of transition to the new standard.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"), which relates to the simplification of the accounting for measurement-period adjustments in business combinations. This standard update eliminates the requirement to account for measurement-period adjustments retrospectively and requires that an acquirer record the effects on earnings of any changes resulting from the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date in the reporting period in which the adjustments are determined. We will adopt this update during the first quarter of 2016. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). The amendments in ASU 2015-11 require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 (January 1, 2017 for the Company). Early adoption of the standard is permitted as of the beginning of an interim or annual reporting period. The implementation of the amendments in ASU 2015-11 are to be made on a prospective basis after the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if the customer has the contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  We will adopt this update in the first quarter of 2016. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 (January 1, 2016 for the Company). In August 2015, ASU No. 2015-15 relating to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements was issued. This standard adds SEC paragraphs pursuant to an SEC Staff Announcement that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing the costs ratably over the term of the arrangement. We will adopt these updates in the first quarter of 2016. We do not expect the adoption of ASU 2015-03 and or ASU 2015-15 to materially impact our consolidated financial statements.

In August 2014, the FASB issued ASU No 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for our fiscal year ending December 31, 2016, with early adoption permitted. We do not believe the pending adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contracts and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for the Company for the interim and annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not intend to adopt the standard early and is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and the selected method of transition to the new standard.

3. Acquisitions:

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for consideration of approximately $3.5 million. The Company advanced in escrow $3,125,000 during the year ended December 31, 2014, and paid the remaining purchase price of $357,492 during the year ended December 31, 2015. Ting Virginia, LLC was an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge Internet Works. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. The purchase price was primarily satisfied through an advance under our 2012 DLR Loan facility.

Ting Fiber, Inc. and the selling shareholders (the “Minority Shareholders”) also agreed to certain put and call options with regard to the remaining 30% interest in Ting Virginia, LLC retained by the Minority Shareholders. On the second anniversary of the closing date, Ting Fiber, Inc. may exercise a call option to purchase an additional 20% ownership interest in Ting Virginia, LLC. Contingent upon the exercise of the call option by Ting Fiber, Inc. the Minority Shareholders may exercise a put option within 7 days following the exercise of the call option by Ting Fiber, Inc., to sell their remaining 10% ownership interest in Ting Virginia, LLC. The consideration to be exchanged for the shares acquired or sold under the options shall be $100,000 per percentage point of the additional equity interest acquired.

In addition, on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option under which Ting Fiber, Inc. shall be obligated to purchase the Minority Shareholders’ remaining interest for $120,000 per percentage point of the additional equity interest acquired.

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a rate of 1.6% from the acquisition date. During the year, this amount was increased by $36,598 to $3,036,598, to reflect the present value of this Redeemable non-controlling interest as at December 31, 2015.

The purchase consideration is comprised as follows:

Cash	$3,135,140
Less refund from working capital adjustment	(50,000)
Repayment of debt	418,775
Redeemable non-controlling interest	3,000,000
$6,503,915

The following table represents the purchase price allocation based on the estimated fair values of the assets

Current assets (including cash of $21,423)	$338,577
Current liabilities	(529,702)

Property and equipment, including:
Fiber network	3,456,024
Computer equipment	200,000
Furniture and equipment	5,000
Vehicles	92,000
Leasehold improvements	50,000

Intangible assets, including:
Network rights	692,000
Customer equipment and installations	68,000

Goodwill	2,132,016

Net assets acquired	$6,503,915

The goodwill recorded on the acquisition is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $0.2 million. All accounts receivable acquired at acquisition are expected to be collectable.

During the year ended December 31, 2015 this acquisition resulted in additional revenues of $3.3 million. The acquisition had no significant impact on net income for the year ended December 31, 2015.

The Company acquired new classes of assets in this acquisition, namely fiber network and vehicles. The Company has accordingly, in connection with its depreciation policies, added additional disclosure in note 2 (e) above.

4. Other assets:

Other assets are comprised of the following:

	Year ended December 31, 2015	Year ended December 31, 2014
Amounts in escrow advanced to acquire a controlling ownership interest in Ting Virginia, LLC (see note 3)	$—	$3,125,000
Amounts advanced to the joint venture which was terminated in February 2015 (see note 14)	—	5,074,000
	$—	$8,199,000

5. Property and equipment:

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Computer equipment	$6,865,906	$5,902,905
Computer software	1,171,806	1,170,866
Furniture and equipment	1,094,455	757,118
Vehicles and tools	275,424	—
Fiber network	4,633,942	—
Customer equipment and installations	242,370	—
Leasehold improvements	55,719	—
	14,339,622	7,830,889
Less:
Accumulated depreciation	7,212,946	6,221,102
	$7,126,676	$1,609,787

Depreciation of property and equipment:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Depreciation of property and equipment	$1,404,296	$926,102	$843,420

During the years ended December 31, 2015 and 2014, fully depreciated property, plant and equipment with a cost of $0.4 million, and $1.7 million respectively, were written off.

6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	December 31, 2015	December 31, 2014

Boardtown Corporation	$2,044,847	$2,044,847
Hosted Messaging Assets of Critical Path	4,072,297	4,072,297
Innerwise Inc.	5,801,040	5,801,040
Mailbank.com Inc.	6,072,623	6,072,623
EPAG Domainservices GmbH	882,320	882,320
Ting Fiber, Inc. (note 3)	1,426,893	—
Ting Virginia, LLC (note 3)	705,123	—

Total	$21,005,143	$18,873,127

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in note 2(g) and there were no indications of impairment in the 2015 and 2014 impairment tests.

Other Intangible Assets:

Intangible assets consist of acquired technology, brand, customer relationships, surname domain names, direct navigation domain names and network rights. The Company treats its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment tests performed throughout the year. During 2015, we assessed that certain of the domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the year ended December 31, 2015, domain names, with a book value of $206,116, were not renewed and were recorded as an impairment of indefinite life intangible assets. During the year ended December 31, 2014, domain names, with a book value of $577,145, were not renewed and were recorded as an impairment of indefinite life intangible assets. No impairment was recorded on indefinite-life intangible assets during the year ended December 31, 2013.

Intangible assets, comprising technology, brand, customer relationships and network rights related to the acquisition of Boardtown Corporation in April 2004, the acquisition of the Hosted Messaging Business of Critical Path, Inc. in January 2006, the acquisition of Mailbank.com Inc. in June 2006, the acquisition of Innerwise, Inc. in July 2007, the acquisition of EPAG Domainservices GmbH in August 2011 and the acquisition of Ting Virginia, LLC in February 2015, are being amortized on a straight-line basis over periods of two to fifteen years.

Acquired intangible assets consist of the following:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, December 31, 2013	$12,096,712	$1,974,166	$224,650	$1,107,700	$-	$15,403,228
Additions to/(disposals from) domain portfolio, net	(6,490)	(20,388)	-	-	-	(26,878)
Impairment of indefinite life intangible assets	(564,598)	(12,547)	-	-	-	(577,145)
Amortization expense	-	-	(114,140)	(482,480)	-	(596,620)
Balance December 31, 2014	11,525,624	1,941,231	110,510	625,220	-	14,202,585

Additions to/(disposals from) domain portfolio, net	(6,815)	(17,251)	-	-	-	(24,066)
Impairment of indefinite life intangible assets	(179,454)	(26,662)	-	-	-	(206,116)
Amortization expense	-	-	(30,840)	(193,366)	(38,520)	(262,726)
Acquisition of Ting Virginia, LLC (note 3)	-	-	-	68,000	692,000	760,000
Balance December 31, 2015	$11,339,355	$1,897,318	$79,670	$499,854	$653,480	$14,469,677

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2016	$274,116
2017	274,116
2018	169,676
2019	46,128
2020	46,128
Thereafter	422,840
Total	$1,233,004

7. Fair value measurement:

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2015:

	December 31, 2015
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$2,027,086	$—	$2,027,086
Total Liabilities	$—	$2,027,086	$—	$2,027,086

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2014:

	December 31, 2014
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$1,115,805	$—	$1,115,805
Total Liabilities	$—	$1,115,805	$—	$1,115,805

8. Derivative instruments and hedging activities:

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2015 and 2014, is recorded as derivative instrument liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2015, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $24.0 million, of which $20.3 million met the requirements of ASC Topic 815 and were designated as hedges (December 31, 2014 - $26.2 million, of which $22.3 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2015, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see note 7)

Derivatives	Balance Sheet Location	December 31, 2015 Liabilities at Fair Value	December 31, 2014 Liabilities at Fair Value

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(1,721,683)	$(946,676)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(305,403)	$(169,129)

Total foreign currency forward contracts	Derivative instruments	$(2,027,086)	$(1,115,805)

Movement in AOCI balance for the year ended December 31, 2015

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Other comprehensive income (loss) before reclassifications	(3,171,740)	1,140,275	(2,031,465)
Amount reclassified from accumulated other comprehensive income	2,396,733	(852,279)	1,544,454
Other comprehensive income (loss) for the year ended December 31, 2015	(775,007)	287,996	(487,011)

Ending AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Movement in AOCI balance for the year ended December 31, 2014

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2013	$(372,593)	$127,612	$(244,981)

Other comprehensive income (loss) before reclassifications	(1,527,171)	523,056	(1,004,115)
Amount reclassified from accumulated other comprehensive income	953,088	(326,433)	626,655
Other comprehensive income (loss) for the year ended December 31, 2014	(574,083)	196,623	(377,460)

Ending AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Effects of derivative instruments on income and other comprehensive income (OCI)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness), net of tax

		Operating expenses	$(1,205,554)
Foreign currency forward contracts – year ended December 31, 2015	$(487,011)	Cost of revenues	(338,900)	Operating expenses	$(189,526)

		Operating expenses	(463,160)
Foreign currency forward contracts – year ended December 31, 2014	(377,460)	Cost of revenues	(163,495)	Operating expenses	(13,535)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.5 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the year ended December 31, 2015, in the consolidated statement of comprehensive income. The Company has recorded a loss of $0.3 million upon settlement and a loss of $50,000 for the change in fair value of outstanding contracts for the year ended December 31, 2014, in the consolidated statement of comprehensive income.

9. Loan payable:

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. At December 31, 2015, the outstanding balance under the 2012 DLR Loan was $3.5 million (December 31, 2014 - Nil). Both of these financing arrangements remain available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2015, the Company held contracts in the amount of $24.0 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of December 31, 2015, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $3.6 million per year, which limit will be reviewed on an annual basis. For the year ended, December 31, 2015, the Company was in compliance with these covenants.

10. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Income for the year before provision for income taxes	$17,942,957	$9,428,325	$5,799,803
Computed expected tax expense	$6,100,605	$3,205,631	$1,971,933
Increase (reduction) in income tax expense resulting from:
State income taxes	265,489	64,056	14,500
Permanent differences, including foreign exchange	278,959	192,260	13,700
Investment tax credits recovered	—	—	(115,455)
Other, including alternative minimum tax and adjustments to opening deferred tax assets	(75,826)	(407,718)	(265,339)
Provision for income taxes	$6,569,227	$3,054,229	$1,619,339

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are presented below:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Deferred revenue	$5,454,284	$5,294,767
Foreign tax credit	1,529,075	3,200,961
Amortization	(883,466)	(414,345)
Accruals, including foreign exchange and other	1,521,199	(702,764)
Deferred tax assets	$7,621,092	$7,378,619

Deferred income tax asset, current portion	$3,243,718	$2,498,196
Deferred income tax asset, long-term portion	4,377,374	4,880,423
	$7,621,092	$7,378,619
Deferred tax liabilities:
Limited life intangible assets	$(169,731)	$(208,620)
Indefinite life intangible assets	(4,706,960)	(4,578,731)
Total deferred tax liability, long-term portion	$(4,876,691)	$(4,787,351)

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2015 and as of December 31, 2014, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any significant interest and penalties accrued as of December 31, 2015 and December 31, 2014.

Management believes that it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the foreign tax authorities will finalize their review of prior years’ taxes owing in Pennsylvania within that period.

The following is a reconciliation of Tucows’ change in uncertain tax position:

Total Gross Unrecognized Tax Benefits	December 31, 2015	December 31, 2014
Balance, beginning of year	$117,000	$117,000
Change in uncertain tax benefits	—	—
Balance, end of year	$117,000	$117,000

11. Common shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2015, there were 10,685,599 shares of common stock outstanding.

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

Repurchase of common shares:

(a)           Modified Dutch Tender Offers:

On January 7, 2015, the Company successfully concluded a modified “Dutch auction tender offer” that was previously announced in December 2014. Under the terms of the offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 7, 2015, the Company had 11,135,825 shares issued and outstanding.

(b)           Normal Course Issuer Bids:

On February 11, 2015, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on February 11, 2015.

The Company repurchased 214,089 shares under this program during the three months ended March 31, 2015 for a total of $4.1 million. The Company repurchased 25,413 shares under this program during the three months ended June 30, 2015 for a total of $0.5 million. The Company repurchased 398,000 shares under this program during the three months ended September 30, 2015 for a total of $10.0 million. The Company repurchased 231,047 shares under this program during the three months ended December 31, 2015 for a total of $5.4 million. The Company repurchased 868,549 shares under this program during the year ended December 31, 2015 for a total of $20.0 million.

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

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table on the following page as common stock received in connection with share-based compensation.

During the fiscal quarter ended December 31, 2015, certain employees and directors tendered 99,675 shares of common stock having a market value of $23.43 per share, or $2.3 million in the aggregate, as payment for related payroll tax obligations and exercise price of the shares due from the option holder arising from the vesting and settlement of stock option awards.

The following table summarizes our share repurchase activity for the periods covered below:

	Year Ended December 31,
	2015	2014	2013
Common stock repurchased on the open market or through tender offer
Number of shares	1,062,456	79,392	1,064,299
Aggregate market value of shares (in thousands)	$23,616	$1,182	$6,538
Average price per share	$22.23	$14.89	$6.14

Common stock received in connection with share-based compensation
Number of shares	99,675	—	—
Aggregate market value of shares (in thousands)	$2,335	$—	$—
Average price per share	$23.42	$—	$—

12. Stock option plans:

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

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the 2006 Plan is 1.25 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares which have been set aside for issuance by an additional 0.475 million shares to 1.725 million shares. In September 2015, the 2006 Plan was amended to increase the number of shares which have been set aside for issuance by an additional 0.75 million shares to 2.475 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which vest after one year and have a five year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of non-qualified stock options vested immediately upon grant.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares.

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

The fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2015	2014	2013

Volatility	44.1%	56.1%	69.4%
Risk-free interest rate	1.3%	1.3%	1.1%
Expected life (in years)	4.0%	4.0%	4.0%
Dividend yield	-%	-%	-%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$7.40	$7.02	$4.52

Details of stock option transactions are as follows:

	Year ended		Year ended		Year ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of year	976,062	$5.41	1,407,639	$3.80	2,148,170	$2.56
Granted	67,500	21.26	102,475	15.78	180,375	8.36
Exercised	(517,998)	3.53	(502,061)	2.95	(890,034)	1.80
Forfeited	(10,323)	13.30	(28,366)	6.60	(29,684)	4.88
Expired	(1,875)	2.40	(3,625)	3.36	(1,188)	1.44
Outstanding, end of year	513,366	9.24	976,062	5.41	1,407,639	3.80
Options exercisable, end of year	321,155	$6.49	725,392	$4.03	1,045,475	$3.14

As of December 31, 2015, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.80	-	$ 2.92	118,490	$2.84	1.8	$2,163,787	118,490	$2.84	1.8	$2,163,787
$ 3.00	-	$ 5.76	148,348	5.18	2.8	2,361,720	110,841	5.08	2.5	1,775,898
$ 8.56	-	$10.16	92,253	9.05	4.2	1,111,453	43,374	8.92	3.9	528,510
$ 14.67	-	$24.96	154,275	18.18	5.3	538,064	48,450	16.46	4.8	224,724
			513,366	$9.24	3.6	$6,175,024	321,155	$6.49	2.8	$4,692,919

Total unrecognized compensation cost relating to unvested stock options at December 31, 2015, prior to the consideration of expected forfeitures, is approximately $0.9 million and is expected to be recognized over a weighted average period of 1.8 years.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $0.9 million and $1.1 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $1.5 million and $1.5 million respectively.

The Company recorded stock-based compensation amounting to $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013 respectively. Stock-based compensation has been included in operating expenses as follows:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Network expenses	$28,915	$30,938	$31,664
Sales and marketing	188,035	143,514	129,302
Technical operations and development	111,239	85,904	78,800
General and administrative	197,836	282,382	191,137
	$526,025	$542,738	$430,903

13. Foreign exchange gain:

A foreign exchange loss amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2015 (“Fiscal 2015”). A foreign exchange loss amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2014 (“Fiscal 2014”). A foreign exchange gain amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2013 (“Fiscal 2013”).

14. Other income, net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.1 million of this gain was recognized during the current year.

15. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Numerator for basic and diluted earnings per common share:
Net income for the year	$11,373,730	$6,374,096	$4,180,464
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,968,500	11,220,874	10,468,250
Effect of stock options	391,584	509,524	813,159
Diluted weighted average number of shares outstanding	11,360,084	11,730,398	11,281,409
Basic earnings per common share	$1.04	$0.57	$0.40
Diluted earnings per common share	$1.00	$0.54	$0.37

Options to purchase 75,050 common shares were outstanding during 2015 (2014: 95,762; 2013: 136,812) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares. The options which expire in years 2016 to 2021 were still outstanding at the end of 2015.

16. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations	Total Obligations

2016	$973,000	$9,279,000	$10,252,000
2017	989,000	12,713,000	13,702,000
2018	1,020,000	443,000	1,463,000
2019	1,003,000	—	1,003,000
2020	991,000	—	991,000
Thereafter	1,188,000	—	1,188,000
	$6,164,000	$22,435,000	$28,599,000

Rental expense under operating lease agreements was $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2015 2014 and 2013, respectively.

(b)           On February 9, 2015 Ting Fiber, Inc.(“TING”) entered into a lease and network operation agreement with the City of Westminster, Maryland (the ”City”) relating to the deployment of a new fiber network throughout the Westminster area (“WFN”).

Under the agreement, the City will finance, construct, and maintain the WFN which will be leased to TING for a period of ten years. The network will be constructed in phases, the scope and timing of which shall be determined by the City, in cooperation with TING.

Under the terms of the agreement, TING may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to TING and the City’s debt service requirements relating to financing of the network. TING is responsible for shortfalls between $50,000 and $150,000 per quarter. As at December 31, 2015 financing for the construction of the WFN has not yet been arranged and an estimate cannot be made of the maximum potential amount of future payments under the agreement.

(c)           In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as of December 31, 2015 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

17. Subsequent events:

On February 9, 2016, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017.

All shares purchased by Tucows under the stock buyback program will be retired and returned to treasury.

18. Segment Reporting:

(a)  We are organized and managed based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate and are described as follows:

1.     Network Access - Mobile Services - This segment derives revenue from the sale of mobile phones and telephony services to individuals and small businesses through the Ting website, as well as other network access services, including high speed Internet access, Internet hosting and network consulting services. Revenues are generated in the United States.

2.     Network Access - Other Services - This segment derives revenue from the provisioning of high speed Internet access, Internet hosting and consulting services.

3.     Domain Services – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making its portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada.

The Chief Executive Officer is the chief operating decision maker and regularly reviews the operations and performance by segment. The chief operating decision maker reviews gross profit as a key measure of performance for each segment and to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, loss on currency forward contracts, other income (expense), and provision for income taxes, are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the chief operating decision maker. The Company follows the same accounting policies for the segments as those described in note 2 to these consolidated financial statements.

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access (1)		Domain Name Services	Consolidated Totals
Year ended December 31, 2015	Mobile Services	Other Services

Net Revenues	$58,889,922	3,288,711	110,760,866	$172,939,499

Cost of revenues
Cost of revenues	32,615,416	1,627,438	78,847,116	113,089,970
Network expenses	495	605,556	4,858,726	5,464,777
Depreciation of property and equipment	-	447,646	697,343	1,144,989
Amortization of intangible assets	-	38,520	-	38,520
Total cost of revenues	32,615,911	2,719,160	84,403,185	119,738,256
Gross Profit	26,274,011	569,551	26,357,681	53,201,243

Expenses:
Sales and marketing				18,537,810
Technical operations and development				4,502,845
General and administrative				10,661,949
Depreciation of property and equipment				259,307
Amortization of intangible assets				224,206
Impairment of indefinite life intangible assets				206,116
Loss on currency forward contracts				792,900
Income from operations				18,016,110
Other expensees, net				(73,153)
Income before provision for income taxes				$17,942,957

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Year ended December 31, 2014	Mobile Services	Other Services

Net Revenues	$35,887,005	-	111,780,102	$147,667,107

Cost of revenues
Cost of revenues	21,870,780	-	79,990,222	101,861,002
Network expenses	-	-	4,554,635	4,554,635
Depreciation of property and equipment	-	-	699,670	699,670
Amortization of intangible assets	-	-	-	-
Total cost of revenues	21,870,780	-	85,244,527	107,115,307
Gross Profit	14,016,225	-	26,535,575	40,551,800

Expenses:
Sales and marketing				15,394,065
Technical operations and development				4,305,715
General and administrative				9,459,008
Depreciation of property and equipment				226,432
Amortization of intangible assets				596,620
Impairment of indefinite life intangible assets				577,145
Loss on currency forward contracts				357,760
Income from operations				9,635,055
Other expensees, net				(206,730)
Income before provision for income taxes				$9,428,325

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Year ended December 31, 2013	Mobile Services	Other Services

Net Revenues	$16,530,237	-	113,404,667	$129,934,904

Cost of revenues
Cost of revenues	12,621,093	-	80,339,228	92,960,321
Network expenses	-	-	4,835,939	4,835,939
Depreciation of property and equipment	-	-	627,973	627,973
Amortization of intangible assets	-	-	83,790	83,790
Total cost of revenues	12,621,093	-	85,886,930	98,508,023
Gross Profit	3,909,144	-	27,517,737	31,426,881

Expenses:
Sales and marketing				12,141,036
Technical operations and development				4,158,603
General and administrative				7,523,906
Depreciation of property and equipment				215,447
Amortization of intangible assets				876,120
Impairment of indefinite life intangible assets				-
Loss on currency forward contracts				357,109
Income from operations				6,154,660
Other expensees, net				(354,857)
Income before provision for income taxes				$5,799,803

(1) Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2015	2014	2013

Network Access Services:
Mobile Services	58,889,922	35,887,005	16,530,237
Other Services	3,288,711	-	-
Total Network Access Services	62,178,633	35,887,005	16,530,237

Domain Services:
Wholesale
Domain Services	$84,982,007	$86,640,949	$87,294,173
Value Added Services	9,297,943	9,654,734	10,271,219
Total Wholesale	94,279,950	96,295,683	97,565,392

Retail	12,341,013	10,417,746	8,360,035
Portfolio	4,139,903	5,066,673	7,479,240
Total Domain Services	110,760,866	111,780,102	113,404,667

	$172,939,499	$147,667,107	$129,934,904

During the years ended December 31, 2015, 2014 and 2013, no customer accounted for more than 10% of total revenue. As at December 31, 2015, 2014 and 2013, no customers accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2015	2014	2013

Network Access Services:
Mobile Services	32,615,415	21,870,780	12,621,093
Other Services	1,627,439	-	-
Total Network Access Services	34,242,854	21,870,780	12,621,093

Domain Services:
Wholesale
Domain Services	$70,763,964	$72,353,061	$73,468,824
Value Added Services	1,892,867	2,211,085	2,115,167
Total Wholesale	72,656,831	74,564,146	75,583,991

Retail	5,473,102	4,539,439	3,521,023
Portfolio	717,183	886,637	1,234,214
Total Domain Services	78,847,116	79,990,222	80,339,228

Network Expenses:
Network, other costs	5,464,777	4,554,635	4,835,939
Network, depreciation and amortization costs	1,183,509	699,670	711,763
	6,648,286	5,254,305	5,547,702

	$119,738,256	$107,115,307	$98,508,023

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	Year ended December 31,
	2015	2014
Canada	$1,225,236	$1,131,883
United States	5,847,666	379,891
Germany	53,774	98,013
	$7,126,676	$1,609,787

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	Year ended December 31,
	2015	2014
United States	$702,594	$—
Germany	530,410	735,730
	$1,233,004	$735,730

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	Year ended December 31,
	2015	2014
Canada	$7,621,092	$7,378,619
	$7,621,092	$7,378,619

(g)           Valuation and qualifying accounts:

	Balance at beginning year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts, excluding provision for credit notes
2015	$125,766	$(3,671)	$—	$122,095
2014	$91,226	$34,540	$—	$125,766
2013	$73,970	$17,256	$—	$91,226

EXHIBIT INDEX

Exhibit No.	Description
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

10.7*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.8

Offer Letter, dated November 19, 2012, between Tucows.com Co. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on November 21, 2012).

10.9

Amended and Restated Supplemental Agreement, dated December 14, 2012, between Tucows.com Co., Tucows (Delaware), Inc. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.10

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

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS#	XBRL Instance

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation

101.DEF#	XBRL Taxonomy Extension Definition

101.LAB#	XBRL Taxonomy Extension Labels

101.PRE#	XBRL Taxonomy Extension Presentation

*	Management or compensatory contract.

#	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tucows Inc.
DATE: March 9, 2016	By:	/s/ Elliot Noss
		Name:	Elliot Noss
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 9, 2016
Elliot Noss	(Principal Executive Officer) and Director

/s/ Michael Cooperman	Chief Financial Officer	March 9, 2016
Michael Cooperman	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 9, 2016
Allen Karp

/s/ Rawleigh Ralls	Director	March 9, 2016
Rawleigh Ralls

/s/ Robin Chase	Director	March 9, 2016
Robin Chase

/s/ Erez Gissin	Director	March 9, 2016
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 9, 2016
Jeffrey Schwartz