Form 10-Q
period 2016-03-31
TUCOWS INC /PA/
filed 2016-05-10
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, there were 10,595,489 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$10,010,849	$7,723,253
Accounts receivable, net of allowance for doubtful accounts of $138,629 as of March 31, 2016 and $122,095 as of December 31, 2015	8,061,898	7,171,388
Inventory	1,142,862	903,775
Prepaid expenses and deposits	5,320,714	5,067,790
Derivative instrument asset, current portion (note 5)	102,560	-
Prepaid domain name registry and ancillary services fees, current portion	45,281,450	44,708,041
Income taxes recoverable (note 8)	1,529,003	2,292,915
Total current assets	71,449,336	67,867,162

Prepaid domain name registry and ancillary services fees, long-term portion	11,265,440	11,040,929
Property and equipment	7,357,131	7,126,676
Deferred tax asset (note 8)	6,847,730	7,621,092
Other assets (note 4)	6,054,546	-
Intangible assets (note 6)	14,371,943	14,469,677
Goodwill (note 6)	21,005,143	21,005,143
Total assets	$138,351,269	$129,130,679

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,510,071	$4,166,135
Accrued liabilities	5,404,440	5,855,686
Customer deposits	4,956,986	5,136,909
Derivative instrument liability, current portion (note 5)	519,381	2,027,086
Deferred rent, current portion	20,742	19,463
Loan payable (note 7)	9,281,250	3,500,000
Deferred revenue, current portion	57,809,241	56,646,390
Accreditation fees payable, current portion	477,365	465,300
Income taxes payable (note 8)	906,595	444,053
Total current liabilities	83,886,071	78,261,022

Deferred revenue, long-term portion	15,293,370	14,947,639
Accreditation fees payable, long-term portion	117,034	118,480
Deferred rent, long-term portion	111,500	100,864
Other liabilities (note 13)	1,331,140	1,459,960
Deferred tax liability (note 8)	4,860,191	4,876,691

Redeemable non-controlling interest (note 9)	3,048,896	3,036,598

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,594,733 shares issued and outstanding as of March 31, 2016 and 10,685,599 shares issued and outstanding as of December 31, 2015	14,445,114	14,530,633
Additional paid-in capital	6,676,096	8,526,395
Retained earnings	8,807,789	4,381,849
Accumulated other comprehensive income (loss)	(225,932)	(1,109,452)
Total stockholders' equity	29,703,067	26,329,425
Total liabilities and stockholders' equity	$138,351,269	$129,130,679

Commitments and contingencies (note 12)

Subsequent event (note 17)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2016	2015

Net revenues (note 11)	$45,610,413	$40,467,833

Cost of revenues (note 11):
Cost of revenues	28,850,473	26,821,374
Network expenses	1,232,931	1,222,096
Depreciation of property and equipment	346,753	199,642
Amortization of intangible assets (note 6)	11,532	3,924
Total cost of revenues	30,441,689	28,247,036

Gross profit	15,168,724	12,220,797

Expenses:
Sales and marketing	5,285,624	3,799,175
Technical operations and development	1,176,360	1,114,195
General and administrative	2,404,927	2,468,022
Depreciation of property and equipment	73,268	59,262
Amortization of intangible assets (note 6)	56,997	53,215
Impairment of indefinite life intangible assets (note 6)	20,985	12,493
Loss (gain) on currency forward contracts (note 5)	(110,757)	304,024
Total expenses	8,907,404	7,810,386

Income from operations	6,261,320	4,410,411

Other income (expense):
Interest expense, net	(46,172)	(24,775)
Other income, net (note 13)	128,820	-
Total other income (expense)	82,648	(24,775)

Income before provision for income taxes	6,343,968	4,385,636

Provision for income taxes (note 8)	1,905,730	1,551,693

Net income before redeemable non-controlling interest	4,438,238	2,833,943

Redeemable non-controlling interest	(170,792)	(21,482)

Net loss attributable to redeemable non-controlling interest	170,792	21,482

Net income	4,438,238	2,833,943

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 5)	547,963	(983,448)
Net amount reclassified to earnings (note 5)	335,557	438,656
Other comprehensive income (loss) net of tax of $483,704 and $319,878 for the three months ended March 31, 2016 and March 31, 2015	$883,520	$(544,792)

Comprehensive income for the year	$5,321,758	$2,289,151

Basic earnings per common share (note 10)	$0.42	$0.25

Shares used in computing basic earnings per common share (note 10)	10,674,036	11,142,628

Diluted earnings per common share (note 10)	$0.41	$0.24

Shares used in computing diluted earnings per common share (note 10)	10,861,582	11,580,047

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash provided by:
Operating activities:
Net income for the period	$4,438,238	$2,833,943
Items not involving cash:
Depreciation of property and equipment	420,021	258,904
Amortization of intangible assets	68,529	57,139
Impairment of indefinite life intangible asset	20,985	12,493
Deferred income taxes (recovery)	273,159	(164,250)
Amortization of deferred rent	11,915	(2,492)
Disposal of domain names	8,220	6,328
Other income	(128,820)	-
Loss (gain) on change in the fair value of forward contracts	(243,042)	158,793
Stock-based compensation	200,228	125,048
Change in non-cash operating working capital:
Accounts receivable	(890,510)	(168,585)
Inventory	(239,087)	(113,150)
Prepaid expenses and deposits	(252,924)	(1,299,778)
Prepaid domain name registry and ancillary services fees	(797,920)	(1,462,844)
Income taxes recoverable	1,226,454	661,768
Accounts payable	549,796	117,566
Accrued liabilities	(451,246)	(59,220)
Customer deposits	(179,923)	(136,443)
Deferred revenue	1,508,582	2,061,510
Accreditation fees payable	10,619	51,027
Net cash provided by operating activities	5,553,274	2,937,757

Financing activities:
Proceeds received on exercise of stock options	19,558	247,983
Payment of tax obligations resulting from net exercise of stock options	(36,685)	-
Excess tax benefits from share-based compensation expense	61,360	412,642
Repurchase of common stock	(2,180,279)	(7,712,145)
Proceeds received on loan payable	6,000,000	3,500,000
Repayment of loan payable	(218,750)	-
Net cash provided by (used in) financing activities	3,645,204	(3,551,520)

Investing activities:
Additions to property and equipment	(856,336)	(191,762)
Deposit on Melbourne IT assets (note 4)	(6,054,546)	-
Gross proceeds from the waiver of rights to .online registry (note 16)	-	6,619,832
Remaining payment for the acquisition of Ting Virginia, LLC., net of cash of $21,423 (note 3)	-	(407,493)
Net cash provided by (used in) investing activities	(6,910,882)	6,020,577

Increase in cash and cash equivalents	2,287,596	5,406,814

Cash and cash equivalents, beginning of period	7,723,253	8,271,377
Cash and cash equivalents, end of period	$10,010,849	$13,678,191

Supplemental cash flow information:
Interest paid	$46,381	$38,893
Income taxes paid, net	$329,169	$564,139
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$11,338	$66,798

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2016 and the results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in Tucows' 2015 Annual Report on Form 10-K filed with the SEC on March 9, 2016.

In the prior period, the Company recorded the effective portion of the gain or loss upon settlement of hedged currency forward contracts in “Loss on currency forward contracts” and reclassified the same amount from “General and administrative expense” to the income statement line item for the hedged item. The Company has determined that the reclassification of the effective portion of gain or loss upon settlement amounts are more appropriately reclassified from “Loss on currency forward contracts” to the income statement line item for the hedged item. As a result, a gain of $0.7 million for the three months ended March 31, 2015 has been reclassified to “General and administrative expense” from “Loss (gain) on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income, comprehensive income, income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

There have been no material changes to our significant accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the adoption of Accounting Standard Update No. 2015-17, Income Taxes (Topic 740).

The Company's most significant accounting policies are revenue recognition, property and equipment and derivative financial instruments and are included below:

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

The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising revenue includes revenue derived from cost per action advertising links we display on third party websites who provide syndicated pay-per-click advertising on OpenSRS Domain Expiry Stream domains and the Company’s Portfolio Domains. In addition, the Company uses third party partners to derive pay-per-click advertising on the Tucows.com website. Advertising revenue is recognized on a monthly basis based on the number of cost-per-action services that were provided in the month.

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

(c) Derivative Financial Instruments

During the three months ended March 31, 2016 and the year ended December 31, 2015 ("Fiscal 2015"), the Company used derivative financial instruments to manage foreign currency exchange risk. The Company accounts for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in the derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

For certain contracts, the Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges and has, therefore, accounted for such forward foreign exchange contracts at their fair values with the changes in fair value recorded in net income.

The fair value of the forward exchange contracts is determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company's and the counterparty's credit risk. The valuation technique used to measure the fair values of the derivative instruments is a discounted cash flow technique, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. The discounted cash flow techniques use observable market inputs, such as foreign currency spot and forward rates.

3. Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted

On January 1, 2016, the Company adopted Accounting Standards Updates ("ASU") No. 2015-16, Business Combinations (Topic 805), No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement and Nos. 2015-03 and 2015-15, Interest - Imputation of Interest (Subtopic 835-30). The adoption of these Accounting Standards Updates did not have a significant impact on the consolidated financial statements.

On January 1, 2016, the Company elected to early adopt Accounting Standard Update No. 2015-17, Income Taxes (Topic 740), which simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current on a balance sheet. The impact of the change on the consolidated balance sheet at December 31, 2015 is the reclassification of $3,243,718 from the deferred tax asset, current portion to deferred tax asset long-term portion.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The areas for modification under ASU No. 2016-9 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 (January 1, 2017 for the Company). Early adoption of the standard is permitted as of the beginning of an interim or annual reporting period. Dependent upon the specific amendment, the implementation of the amendments in ASU 2016-05 are to be made on a prospective, retrospective or modified retrospective basis after the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815) (“ASU 2016-05”). The amendments in ASU 2016-05 clarifies the effect of derivative contract novations on existing hedge accounting relationships whereby a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 (January 1, 2017 for the Company). Early adoption of the standard is permitted as of the beginning of an interim or annual reporting period. The implementation of the amendments in ASU 2016-05 are to be made on a prospective or modified retrospective basis after the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-05 will have on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019 and is in the process of evaluating the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contracts and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for the Company for the interim and annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). In March 2016, FASB issued ASU No. 2016-08 clarifying the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU. No 2016-10 providing further guidance on identifying performance obligations and licensing. Early adoption of these standards is permitted but not before the original effective date. Companies can transition to the standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not intend to adopt the standards early and is currently in the process of evaluating the impact that the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 will have on its consolidated financial statements and the selected method of transition to the new standard.

4. Other Assets:

Other assets are comprised of the following:

	March 31,	December 31,
	2016	2015
Assets

Advance funding for April 1, 2016 acquisition of the international wholesale domain reseller customer base from Melbourne IT Limited (note 17)	$6,054,546	$-
	$6,054,546	$-

5. Derivative instruments and hedging activities:

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2016, is recorded as derivative instrument assets and derivative instrument liabilities.

As of March 31, 2016, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $17.0 million, of which $14.3 million met the requirements of ASC Topic 815 and were designated as hedges (March 31, 2015 - $19.5 million of which $16.5 million were designated as hedges).

As of March 31, 2016, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date			Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April	-	June 2016	$6,002,500	1.2556	$(192,223)
July	-	September 2016	6,002,500	1.2554	(192,596)
October	-	December 2016	4,952,500	1.2885	(32,002)
			$16,957,500	1.2651	$(416,821)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended March 31, 2016, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of March 31, 2016	As of December 31, 2015
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(354,459)	$(1,721,683)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(62,362)	$(305,403)

Total foreign currency forward contracts	Derivative instruments	$(416,821)	$(2,027,086)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended March 31, 2016:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Other comprehensive income (loss) before reclassifications	840,777	(292,814)	547,963
Amount reclassified from accumulated other comprehensive income	526,447	(190,890)	335,557
Other comprehensive income (loss) for the three months ended March 31, 2016	1,367,224	(483,704)	883,520

Ending AOCI balance – March 31, 2016	$(354,459)	$128,527	$(225,932)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2016 and March 31, 2015 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(372,390)	Operating expenses	$(47,240)
Foreign currency forward contracts for the three months ended March 31, 2016	$883,520	Cost of revenues	(106,817)	Cost of revenues	—

		Operating expenses	$(468,016)	Operating expenses	$(23,928)
Foreign currency forward contracts for the three months ended March 31, 2015	$(544,792)	Cost of revenues	(177,660)	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.1 million upon settlement and a gain of $0.2 million for the change in fair value of outstanding contracts for the three months ended March 31, 2016, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a loss of $0.2 million for the change in fair value of outstanding contracts for the three months ended March 31, 2015, in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	March 31, 2016	December 31, 2015

Boardtown Corporation	$2,044,847	$2,044,847
Hosted Messaging Assets of Critical Path	4,072,297	4,072,297
Innerwise Inc.	5,801,040	5,801,040
Mailbank.com Inc.	6,072,623	6,072,623
EPAG Domainservices GmbH	882,320	882,320
Ting Fiber Inc.	1,426,893	1,426,893
Ting Virginia Inc.	705,123	705,123
Total	$21,005,143	$21,005,143

The Company’s goodwill relates 90% to its Domain Services operating segment and 10% to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test.

Other Intangible Assets:

Intangible assets consist of network rights, brand, customer relationships, surname domain names, non-competition agreements and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and direct navigation domain names, which have been determined to have an indefinite life and which are tested annually for impairment.

A summary of acquired intangible assets for the three months ended March 31, 2016 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, December 31, 2015	$11,339,355	$1,897,318	$79,670	$499,854	$653,480	$14,469,677

Additions to/(disposals from) domain portfolio, net	(1,947)	(6,273)	-	-	-	(8,220)
Impairment of indefinite life intangible assets	(17,848)	(3,137)	-	-	-	(20,985)
Amortization expense	-	-	(7,710)	(49,287)	(11,532)	(68,529)
Balance March 31, 2016	$11,319,560	$1,887,908	$71,960	$450,567	$641,948	$14,371,943

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December, 31,

Remainder of 2016	$205,587
2017	274,116
2018	169,676
2019	46,128
2020	46,128
Thereafter	422,840
Total	$1,164,475

As of March 31, 2016, the accumulated amortization for the definite life intangible assets was $6.0 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. and that were up for renewal should not be renewed. Accordingly, for the three months ended March 31, 2016, domain names, with a book value of $20,985 (three months ended March 31, 2015 - $12,493) were not renewed and were recorded as an impairment of indefinite life intangible assets.

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

Under the terms of the Amended Credit Facility, our prior demand loan facilities have been amended to provide an aggregate of $14 million in funds available through the 2012 Demand Loan Facilities, which consist of a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”). The 2012 DLR Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. The Company may elect to pay interest on the 2012 DLRR Loan either at the Bank’s U.S. Base Rate plus 1.25% or LIBOR plus 2.50%. Aggregate advances under the 2012 Demand Loan Facilities may not exceed $14 million and no more than $2 million of such advances may be used to finance repurchases of the Company’s common stock. The 2012 Demand Loan Facilities are subject to an undrawn aggregate standby fee of 0.20% following the first draw, which such fee is payable quarterly in arrears.

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. During the three months ended March 31, 2016, $6.0 million was drawn down on the 2012 DLR Loan to support the April 1, 2016 acquisition of the international wholesale reseller channel of Melbourne IT Limited. At March 31, 2016, the outstanding balance under the 2012 DLR Loan was $6.0 million (December 31, 2015 - $3.5 million).

At March 31, 2016, the outstanding balance under the 2012 DLRR Loan was $3.3 million (December 31, 2015 – nil). This financing arrangement remains available to fund future operations of the Company, with no set expiry date.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2016, the Company held contracts in the amount of $17.0 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of March 31, 2016, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $5 million per year, which limit will be reviewed on an annual basis. As at and for the period ended March 31, 2016, the Company was in compliance with these covenants.

8. Income taxes

For the three months ended March 31, 2016, the Company recorded a provision for income taxes of $1.9 million on income before income taxes of $6.3 million, using an estimated effective tax rate for the fiscal year ending December 31, 2016 (“Fiscal 2016”) adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2015, the Company recorded a provision for income taxes of $1.6 million on income before taxes of $4.4 million, using an estimated effective tax rate for the 2015 fiscal year.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2016 and as of December 31, 2015, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2016 and December 31, 2015, respectively.

9. Acquisitions:

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

Ting Fiber Inc. and the selling shareholders (the “Minority Shareholders”) also agreed to certain put and call options with regard to the remaining 30% interest in Ting Virginia, LLC retained by the Minority Shareholders. On the second anniversary of the closing date, Ting Fiber, Inc. may exercise a call option to purchase an additional 20% ownership interest in Ting Virginia, LLC. Contingent upon the exercise of the call option by Ting Fiber, Inc., the Minority Shareholders may exercise a put option within 7 days following the exercise of the call option by Ting Fiber, Inc., to sell their remaining 10% ownership interest in Ting Virginia, LLC. The consideration to be exchanged for the shares acquired or sold under the options shall be $100,000 per percentage point of the additional equity interest acquired.

In addition, on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option under which Ting Fiber, Inc. shall be obligated to purchase the Minority Shareholders’ remaining interest for $120,000 per percentage point of the additional equity interest acquired.

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a discount rate of 5% over a period of four years from the acquisition date. During the three months ended March 31, 2016, this amount was increased by $12,298 (the amount was $0 for the three months ended March 31, 2015) to $3,048,896, to reflect the present value of this Redeemable non-controlling interest as at March 31, 2016.

The purchase consideration is comprised as follows:

Cash	$3,135,140
Less refund from working capital adjustment	(50,000)
Repayment of debt	418,775
Redeemable non-controlling interest	3,000,000
$6,503,915

The following table represents the finalized purchase price allocation based on the fair values of the assets

Current assets (including cash of $21,423)	$338,577
Current liabilities	(529,702)

Property and equipment, including:
Fiber network	3,456,024
Computer equipment	200,000
Furniture and equipment	5,000
Vehicles	92,000
Leasehold improvements	50,000

Intangible assets, including:
Network rights	692,000
Customer equipment and installations	68,000

Goodwill	2,132,016

Net assets acquired	$6,503,915

10. Basic and diluted earnings per common share:

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31,
	2016	2015

Numerator for basic and diluted earnings per common share:
Net income for the period	$4,438,238	$2,833,943

Denominator for basic and diluted earnings per scommon share:
Basic weighted average number of common shares outstanding	10,674,036	11,142,628
Effect of outstanding stock options	187,546	437,419
Diluted weighted average number of shares outstanding	10,861,582	11,580,047

Basic earnings per common share	$0.42	$0.25

Diluted earnings per common share	$0.41	$0.24

For the three months ended March 31, 2016, outstanding options to purchase 130,475 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended March 31, 2016, 98,178 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2016.

During the three months ended March 31, 2015, 214,089 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2015.

During the three months ended March 31, 2015, 193,907 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2014 and concluded in January 2015.

The computation of earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015 include reductions in the number of shares outstanding due to these repurchases.

11. Segment reporting:

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

The Chief Executive Officer is the chief operating decision maker and regularly reviews the operations and performance by segment. The chief operating decision maker reviews gross profit as a key measure of performance for each segment and to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, loss (gain) on currency forward contracts, other income (expense), and provision for income taxes, are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the chief operating decision maker.

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access (1)		Domain Name Services	Consolidated Totals

Three months ended March 31, 2016	Mobile Services	Other Services

Net Revenues	$16,944,070	895,062	27,771,281	$45,610,413

Cost of revenues
Cost of revenues	8,548,295	440,737	19,861,441	28,850,473
Network expenses	37,150	177,374	1,018,407	1,232,931
Depreciation of property and equipment	-	185,680	161,073	346,753
Amortization of intangible assets	-	11,532	-	11,532
Total cost of revenues	8,585,445	815,323	21,040,921	30,441,689
Gross Profit	8,358,625	79,739	6,730,360	15,168,724

Expenses:
Sales and marketing				5,285,624
Technical operations and development				1,176,360
General and administrative				2,404,927
Depreciation of property and equipment				73,268
Amortization of intangible assets				56,997
Impairment of indefinite life intangible assets				20,985
Loss on currency forward contracts				(110,757)
Income from operations				6,261,320
Other income (expensees), net				82,648
Income before provision for income taxes				$6,343,968

(1) Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Three months ended March 31, 2015	Mobile Services	Other Services

Net Revenues	$12,559,231	367,783	27,540,819	$40,467,833

Cost of revenues
Cost of revenues	7,129,811	215,346	19,476,217	26,821,374
Network expenses	11,903	61,513	1,148,680	1,222,096
Depreciation of property and equipment	-	28,890	170,752	199,642
Amortization of intangible assets	-	3,924	-	3,924
Total cost of revenues	7,141,714	309,673	20,795,649	28,247,036
Gross Profit	5,417,517	58,110	6,745,170	12,220,797

Expenses:
Sales and marketing				3,799,175
Technical operations and development				1,114,195
General and administrative				2,468,022
Depreciation of property and equipment				59,262
Amortization of intangible assets				53,215
Impairment of indefinite life intangible assets				12,493
Loss on currency forward contracts				304,024
Income from operations				4,410,411
Other income (expensees), net				(24,775)
Income before provision for income taxes				$4,385,636

(1) Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2016	2015

Network Access Services:
Mobile Services	16,944,070	12,559,231
Other Services	895,062	367,783
Total Network Access Services	17,839,132	12,927,014

Domain Services:
Wholesale
Domain Services	$21,270,865	$21,175,131
Value Added Services	2,302,433	2,241,998
Total Wholesale	23,573,298	23,417,129

Retail	3,414,632	2,875,728
Portfolio	783,351	1,247,962
Total Domain Services	27,771,281	27,540,819

	$45,610,413	$40,467,833

During the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of total revenue. As at March 31, 2016, one customer accounted for 10.6% of accounts receivable and no customer accounted for more than 10% of accounts receivable as at March 31, 2015.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2016	2015

Network Access Services:
Mobile Services	8,548,295	7,129,811
Other Services	440,737	215,346
Total Network Access Services	8,989,032	7,345,157

Domain Services:
Wholesale
Domain Services	$17,642,771	$17,546,327
Value Added Services	479,382	536,132
Total Wholesale	18,122,153	18,082,459

Retail	1,578,326	1,220,500
Portfolio	160,962	173,258
Total Domain Services	19,861,441	19,476,217

Network Expenses:
Network, other costs	1,232,931	1,222,096
Network, depreciation and amortization costs	358,285	203,566
	1,591,216	1,425,662

	$30,441,689	$28,247,036

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2016	December 31, 2015

Canada	$1,078,561	$1,225,236
United States	6,231,488	5,847,666
Germany	47,082	53,774
	$7,357,131	$7,126,676

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	March 31, 2016	December 31, 2015

United States	$685,395	$702,594
Germany	479,080	530,410
	$1,164,475	$1,233,004

(f)           The following is a summary of the Company’s deferred tax asset by geographic region:

	March 31, 2016	December 31, 2015

Canada	$6,847,730	$7,621,092
	$6,847,730	$7,621,092

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts exclusding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Three months ended March 31, 2016	$122,095	$16,534	$-	$138,629
Year ended December 31, 2015	$125,766	$(3,671)	$-	$122,095

12. Commitments and contingencies:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2016 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

13. Other income, net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.1 million of this gain was recognized during the three months ended March 31, 2016 (the amount was $0 for the three months ended March 31, 2015).

14. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three-month period ended March 31, 2016:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2015	10,685,599	$14,530,633	$8,526,395	$4,381,849	$(1,109,452)	$26,329,425
Exercise of stock options	11,574	48,737	(29,179)	-	-	19,558
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(3,722)	-	(36,685)	-	-	(36,685)
Repurchase and retirement of shares (note 14)	(98,718)	(134,256)	(2,046,023)	-	-	(2,180,279)
Income tax effect related to stock options exercised	-	-	61,360	-	-	61,360
Stock-based compensation (note 15)	-	-	200,228	-	-	200,228
Net income	-	-	-	4,438,238	-	4,438,238
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(12,298)	-	(12,298)
Other comprehensive income (loss)	-	-	-	-	883,520	883,520
Balances, March 31, 2016	10,594,733	$14,445,114	$6,676,096	$8,807,789	$(225,932)	$29,703,067

On February 9, 2016, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017. The Company repurchased 98,718 shares under this program for the three months ended March 31, 2016 for a total of $2.2 million.

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and was terminated on February 9, 2016. The Company did not repurchase any shares under this program during the three months ended March 31, 2016. The Company repurchased 214,089 shares under this program during the three months ended March 31, 2015 for a total of $4.1 million.

On January 7, 2015, the Company announced that it successfully concluded the Tender Offer that was previously announced on December 8, 2014. Under the terms of the offer, for the three months ended March 31, 2015, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3.6 million, excluding transaction costs of approximately $70,000. All shares purchased in the Tender Offer received the same price and all shares repurchased were immediately retired.

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

Details of stock option transactions for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three months ended March 31,		Three months ended March 31,
	2016		2015
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	513,366	$9.24	976,062	$5.41
Granted	55,000	20.89	45,000	19.41
Exercised	(11,574)	4.63	(74,997)	3.31
Forfeited	(5,401)	12.24	(2,742)	12.15
Expired	(750)	3.76	-	-
Outstanding, end of period	550,641	10.48	943,323	6.23
Options exercisable, end of period	311,594	$6.54	653,145	$4.11

As of March 31, 2016, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$2.80	-	$4.48	134,454	$2.92	1.4	$2,625,473	134,454	$2.92	1.4	$2,625,473
$5.52	-	$8.92	185,787	6.63	3.2	2,938,836	123,465	6.48	2.9	1,971,487
$10.16	-	$14.67	29,375	10.83	4.5	341,288	10,625	12.02	4.2	110,850
$15.51	-	$19.95	133,525	17.34	5.3	681,658	43,050	16.66	4.6	249,411
$21.10	-	$24.96	67,500	22.39	6.0	60,750	-	-	-	-
			550,641	$10.48	3.7	$6,648,005	311,594	$6.54	2.5	$4,957,221

Total unrecognized compensation cost relating to unvested stock options at March 31, 2016, prior to the consideration of expected forfeitures, was approximately $1,431,868 and is expected to be recognized over a weighted average period of 2.0 years.

The Company recorded stock-based compensation of $200,228 and $125,048 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

	March 31, 2016
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$102,560	$-	$102,560

Derivative instrument liability	$-	$(519,381)	$-	$(519,381)

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2015:

December 31, 2015
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$-	$-	$-

Derivative instrument liability	$-	$(2,027,086)	$-	$(2,027,086)

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accreditation fees payable, customer deposits, loan payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments.

17. Subsequent event

On April 1, 2016, the Company acquired the international wholesale domain reseller customer base from Melbourne IT Limited for consideration of $6.0 million, excluding transaction costs of $55,000. The acquired assets were funded through a $6.0 million advance of the 2012 DLR loan on March 31, 2016. The asset acquisition will add an additional 1.6 million domain names under management.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements included in this document are based on information available to us as of the date of this document, and we assume no obligation to update these cautionary statements or any forward-looking statements except to the extent of any obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Securities Act of 1933, as amended. These statements are not guarantees of future performance.

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

Our principal place of business is located in Canada. We report our financial results as two reportable operating segments, Network Access Services, which primarily derives revenue from the sale of retail mobile phones and services to individuals and small businesses, and Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. Management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, management regularly reviews revenue and cost of revenues for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue and cost of revenues separately.

For the three months ended March 31, 2016 and March 31, 2015, we reported revenue of $45.6 million and $40.5 million, respectively.  For the three months ended March 31, 2016 and March 31, 2015, our Open SRS domain service offering accounted for 47% and 52% of our total revenue, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting services to customers in select cities in the United States. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of March 31, 2016, Ting managed mobile telephony services for approximately 141,000 subscribers and had approximately 221,000 devices under management.

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

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics to, assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following are key business metrics:

Adjusted EBITDA

Tucows reports all financial information required in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance.

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

In April 2016, as part of its assessment of its compensation program for 2016, the Company revised the definition of adjusted EBITDA to eliminate the adjustment for the effect of realized gains/losses from all foreign currency contracts, both hedged and unhedged as it believes that it is able to manage realized gains/losses from all foreign currency contracts with proper planning and budgeting. The revised adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, net deferred revenue, which comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

Prior to the revision, the adjusted EBITDA definition removed the effect of realized gains/losses from all foreign currency contracts, both hedged and unhedged; the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The revised adjusted EBITDA definition will be used to assess Company performance for 2016 and future periods. In this Quarterly Report on Form 10-Q, unless otherwise indicated, “adjusted EBITDA” has the meaning set forth in the revised definition.

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net income for the period	$4,438	$2,834
Depreciation of property and equipment	420	259
Amortization of intangible assets	69	57
Impairment of intangible assets	21	12
Interest expense, net	46	25
Provision for income taxes	1,906	1,552
Change in net deferred revenue (1)	673	691
Stock-based compensation	200	125
Loss (gain) on foreign currency transactions	(287)	1,222

Adjusted EBITDA	$7,486	$6,777

(1)

Net deferred revenue comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation. Net deferred revenue for the three months ended March 31, 2015, includes a benefit of $0.1 million as a result of the translation of deferred revenue and prepaid domain name registry and other Internet services fees to our reporting currency of US dollars.

Adjusted EBITDA increased to $7.5 million in the three months ended March 31, 2016 from $6.8 million in the three months ended March 31, 2015. The increase in adjusted EBITDA from period to period was primarily driven by the growth in Ting mobile services.

Network Access Services

	March 31,
	2016 (1)	2015 (2)

Ting subscribers under management	141,000	103,000
Ting devices under management	221,000	163,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2016 (1)	2015 (2)
	(in 000's)
Total new, renewed and transferred-in domain name registrations	2,352	2,498

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenue discussion below.

Domain names under management:

	March 31,
	2016 (1)	2015 (2)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	10,079	10,213
Registered using our Resellers' Registrar Accreditations	3,231	3,335
Total domain names under management	13,310	13,548

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Ting has also enjoyed rapid growth in its first four years of operation. Current competitive factors are however impacting Ting and the entire mobile telephony industry as both major carriers and other challenger brands have decreased prices and continue to launch new, lower-priced offerings. There is a risk that Ting will see a shrinking universe of potential customers that would save money using its services. In addition, our growth is being impacted as absolute churn is increasing, even as a relatively steady churn rate on a growing base. There is also a risk that Ting’s cost structure, particularly the cost of goods paid to MNO partners, will make it increasingly difficult for Ting to compete in this landscape. While Ting will continue to aggressively compete and make investments in marketing initiatives and customer service, the above factors together with our larger subscriber base may make it difficult for us to continue to produce positive monthly net customer adds, which would have a material adverse effect on our business, financial condition and operating results.

The increased competition in the market for Internet services in recent years, which we expect will continue to intensify in the short and long term, poses a material risk for us. As industry consolidation occurs and new registrars are introduced, existing competitors expand service offerings and competitors offer price discounts to gain market share, we face pricing pressure, which can adversely impact our revenues and profitability. To address these risks, we have focused on leveraging the scalability of our infrastructure and our ability to provide proactive and attentive customer service to aggressively compete to attract new customers and to maintain existing customers.

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

Domain Services

Wholesale - OpenSRS Domain Service

Historically, our wholesale OpenSRS Domain Service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration.

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

Critical Accounting Policies

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2016	2015

Network Access Services:
Mobile Services	16,944,070	12,559,231
Other Services	895,062	367,783
Total Network Access Services	17,839,132	12,927,014

Domain Services:
Wholesale
Domain Services	$21,270,865	$21,175,131
Value Added Services	2,302,433	2,241,998
Total Wholesale	23,573,298	23,417,129

Retail	3,414,632	2,875,728
Portfolio	783,351	1,247,962
Total Domain Services	27,771,281	27,540,819

	$45,610,413	$40,467,833
Increase over prior period	$5,142,580
Increase - percentage	13%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2016	2015

Network Access Services:
Mobile Services	37%	31%
Other Services	2%	1%
Total Network Access Services	39%	32%

Domain Services:
Wholesale
Domain Services	47%	52%
Value Added Services	5%	6%
Total Wholesale	52%	58%

Retail	7%	7%
Portfolio	2%	3%
Total Domain Services	61%	68%

	100%	100%

Total net revenues for the three months ended March 31, 2016 increased by $5.1 million or 13% to $45.6 million when compared to the three months ended March 31, 2015.

Deferred revenue decreased slightly to $73.1 million at March 31, 2016 from $73.3 million at March 31, 2015.

During the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of total revenue. As at March 31, 2016, one customer accounted for 10.6% of accounts receivable and no customer accounted for more than 10% of accounts receivable as at March 31, 2015. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 increased by $4.9 million or 38% to $17.8 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $4.1 million to $15.1 million as compared to the three months ended March 31, 2015. In addition, we generated $0.9 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended March 31, 2016, an increase of $0.5 million when compared to the three months ended March 31, 2015.

As of March 31, 2016, Ting had 141,000 subscribers and 221,000 mobile devices under its management compared to 103,000 subscribers and 163,000 devices under management as of March 31, 2015.

Wholesale

During the three months ended March 31, 2016, domain services revenue remained relatively flat at $21.3 million when compared to the three months ended March 31, 2015.

During the three months ended March 31, 2016, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 2.3 million when compared to the three months ended March 31, 2015.

Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a few large customers, which have either been acquired by competitors or have become ICANN accredited registrars. These customers have been and will continue to move their domain management and domain transaction processing to their own accreditations and in-house systems. We expect that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by future consolidation and decisions that large volume customers make with regard to acquiring their own accreditations. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase as a result of new customers and the expansion in the number of new gTLDs in the long term, we expect the volatility of the above factors to affect the growth in the number of domain names that we manage.

As of March 31, 2016, total domains that we manage under our own accreditation decreased slightly by 0.1 million to 10.1 million when compared March 31, 2015. Including domains that we manage on behalf of other accredited registrars, total domains under management decreased by 0.2 million to 13.3 million when compared to March 31, 2015.

During the three months ended March 31, 2016, value added services revenue increased by $0.1 million to $2.3 million when compared to the three months ended March 31, 2015. This increase was primarily due to an increase in email revenue.

Retail

Net revenues from Retail for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, increased by $0.5 million, or 19%, to $3.4 million. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from Portfolio for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, decreased by $0.5 million to $0.8 million. This decrease primarily related to gains we recognized during the three months ended March 31, 2015 on the sale of our minority interest in .store, as a result of this contested domain being resolved through a confidential private auction.

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

Domains

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

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2016	2015

Network Access Services:
Mobile Services	8,548,295	7,129,811
Other Services	440,737	215,346
Total Network Access Services	8,989,032	7,345,157

Domain Services:
Wholesale
Domain Services	$17,642,771	$17,546,327
Value Added Services	479,382	536,132
Total Wholesale	18,122,153	18,082,459

Retail	1,578,326	1,220,500
Portfolio	160,962	173,258
Total Domain Services	19,861,441	19,476,217

Network Expenses:
Network, other costs	1,232,931	1,222,096
Network, depreciation and amortization costs	358,285	203,566
	1,591,216	1,425,662

	$30,441,689	$28,247,036
Increase over prior period	$2,194,653
Increase - percentage	8%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended March 31,
	2016	2015

Network Access Services:
Mobile Services	29%	25%
Other Services	1%	1%
Total Network Access Services	30%	26%

Domain Services:
Wholesale
Domain Services	58%	62%
Value Added Services	2%	2%
Total Wholesale	60%	64%

Retail	5%	4%
Portfolio	1%	1%
Total Domain Services	66%	69%

Network Expenses:
Network, other costs	3%	4%
Network, depreciation and amortization costs	1%	1%
	4%	5%

	100%	100%

Total cost of revenues for the three months ended March 31, 2016 increased by $2.2 million, or 8%, to $30.4 million when compared to the three months ended March 31, 2015. This increase primarily resulted from the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of March 31, 2016 decreased to $56.5 million from $57.8 million as of March 31, 2015.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, increased by $1.6 million or 22% to $9.0 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service cost of revenue which grew by $1.2 million to $6.8 million as compared to the three months ended March 31, 2015. In addition, we incurred costs of $0.4 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended March 31, 2016, an increase of $0.2 million when compared to the three months ended March 31, 2015.

Wholesale

Costs for Wholesale for the three months ended March 31, 2016 remained relatively flat at $18.1 million when compared to the three months ended March 31, 2015.

Retail

Costs for Retail for the three months ended March 31, 2016 increased by $0.4 million, to $1.6 million when compared to the three months ended March 31, 2015. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended March 31, 2016 remained relatively flat at $0.2 million when compared to the three months ended March 31, 2015.

Network Expenses

Network costs for the three months ended March 31, 2016 increased by $0.2 million, to $1.6 million when compared to the three months ended March 31, 2015. This increase is largely the result of the additional costs we incur as a result of our now providing high speed Internet access, Internet hosting and network consulting services to customers.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing non-personnel expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2016	2015
Sales and marketing	$5,285,624	$3,799,175
Increase over prior period	$1,486,449
Increase - percentage	39%
Percentage of net revenues	12%	9%

Sales and marketing expenses for the three months ended March 31, 2016 increased by $1.5 million, or 39%, to $5.3 million when compared to the three months ended March 31, 2015. This increase related primarily to an increase of $1.1 million in marketing spend largely to support and acquire Ting mobile and fixed Internet access subscribers and on Hover marketing programs, as well as increased workforce related expenses of $0.3 million primarily related to additional network access customer service.

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

	Three months ended March 31,
	2016	2015
Technical operations and development	$1,176,360	$1,114,195
Increase over prior period	$62,165
Increase - percentage	6%
Percentage of net revenues	3%	3%

Technical operations and development expenses for the three months ended March 31, 2016 increased slightly to $1.2 million when compared to the three months ended March 31, 2015 due to increased workforce related expenses of $0.1 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2016	2015
General and administrative	$2,404,927	$2,468,022
Decrease over prior period	$(63,095)
Decrease - percentage	(3)%
Percentage of net revenues	5%	6%

General and administrative expenses for the three months ended March 31, 2016 decreased by $0.1 million, or 3%, to $2.4 million when compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we experienced a gain on foreign exchange revaluation of our foreign denominated monetary assets and liabilities of less than $0.1 million compared to a loss of $0.3 million during the three months ended March 31, 2015. In addition, workforce related expenses, professional fees and telephone costs decreased by $0.1 million when compared to the three months ended March 31, 2015. These decreases were largely offset by an increase in credit card processing fees, primarily to support the growth of network access services of $0.1 million as well as an increase in stock-based compensation and facility related costs of $0.2 million, respectively, when compared to the three months ended March 31, 2015.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended March 31,
	2016	2015
Depreciation of property and equipment	$73,268	$59,262
Increase over prior period	$14,006
Increase - percentage	24%
Percentage of net revenues	0%	0%

Depreciation expense increased by $14,006, or 24%, to $73,268 for the three months ended March 31, 2016 as compared to the three months March 31, 2015.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2016	2015
Amortization of intangible assets	$56,997	$53,215
Increase over prior period	$3,782
Increase - percentage	7%
Percentage of net revenues	0%	0%

Amortization of intangible assets for the three months ended March 31, 2016, consists of amounts arising in connection with the acquisition of the acquisition of EPAG Domainservices GmbH ("EPAG") in July 2011 and the acquisition of the BRI Group in February 2015.

Network rights, brand and customer relationships acquired in connection with the acquisitions of EPAG and the BRI Group are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended March 31,
	2016	2015
Impairment of indefinite life intangible assets	$20,985	$12,493
Increase over prior period	$8,492
Increase - percentage	68%
Percentage of net revenues	0%	0%

As part of our normal renewal process during the three months ended March 31, 2016 we did assess that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and should be allowed to expire. Accordingly, these domain names, with a book value of $20,985 have been written off and recorded as an impairment of indefinite life intangible assets. During the three months ended March 31, 2015, domain names with a book value of $12,493 were written off and recorded as an impairment of indefinite life intangible assets.

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

	Three months ended March 31,
	2016	2015
(Gain) loss on currency forward contracts	$(110,757)	$304,024
Decrease over prior period	$(414,781)
(Decrease) /increase - percentage	(136)%
Percentage of net revenues	(0)%	1%

As of March 31, 2016, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2016. The impact of the fair value adjustment on outstanding contracts resulted in a net gain of $0.2 million for the three months ended March 31, 2016 compared to a net loss of $0.2 million for the three months ended March 31, 2015. In addition, the impact of the fair value adjustment on outstanding contracts resulted in a realized loss upon settlement of currency forward contracts of $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, our balance sheet reflects a net derivative instrument liability of $0.5 million, as well as a net derivative instrument asset of $0.1 million, as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2016	2015
Other income (expense), net	$82,648	$(24,775)
Increase over prior period	$107,423
Increase - percentage	434%
Percentage of net revenues	0%	(0)%

Other income during the three months ended March 31, 2016 was $0.1 million compared to Other expenses of $24,775 March 31, 2015. Other income primarily consists of the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015, which was partially offset by interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended March 31,
	2016	2015
Provision for income taxes	$1,905,730	$1,551,693
Increase in provision over prior period	$354,037
Increase - percentage	23%
Effective tax rate	30.0%	35.4%

For the three months ended March 31, 2016, we recorded a provision for income taxes of $1.9 million on income before income taxes of $6.3 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the three months ended March 31, 2015, we recorded a provision for income taxes of $1.6 million on income before taxes of $4.4 million, using an estimated effective tax rate for the 2015 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2016 and as of December 31, 2015, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2016 and December 31, 2015, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2016 was a net gain in other comprehensive income of $0.5 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2015 was a net loss in other comprehensive income of $1.0 million.

The net amount reclassified to earnings during the three months ended March 31, 2016 was a loss of $0.3 million compared to a loss of $0.4 million during the three months ended March 31, 2015.

The following table presents other comprehensive income for the periods presented:

	Three months ended March 31,
	2016	2015
Comprehensive income (loss)	$883,520	$(544,792)
Increase over prior period	$1,428,312
Increase - percentage	262%
Percentage of net revenues	2%	(1)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our cash and cash equivalents balance increased by $2.3 million to $10.0 million when compared to December 31, 2015. Our principal sources of liquidity during the three months ended March 31, 2016 resulted from cash provided by operating activities of $5.6 million and the proceeds from a $6.0 million draw on the 2012 DLR Loan to fund the acquisition of the international reseller channel of Melbourne IT. These sources of funds were partly offset by the advance of funds to Melbourne IT of $6.0 million for the April 1, 2016 acquisition, our repurchasing 98,718 of our shares for $2.2 million through our open market stock buyback that commenced on February 9, 2016, and our investing $0.9 million in additions to property and equipment.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. As at March 31, 2016, the balance under the 2012 DLR Loan was $6.0 million and the balance under the 2012 DLRR Loan was $3.3 million. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiration date.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty.

The Amended Credit Facility provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2016, we held contracts in the amount of $17.0 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2016, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 was $5.6 million, as compared to $2.9 million during the three months ended March 31, 2015.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2016 was $5.1 million. Net income included non-cash charges and recoveries of $0.6 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital generated $0.5 million, including contributions of $3.3 million from movements in income taxes, deferred revenue and accounts payable. These were partially offset by $2.8 million utilized in changes from accounts receivables, inventories, prepaid expenses and domain registry fees, accrued liabilities and customer deposits.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the three months ended March 31, 2016 totaled $3.6 million as compared to cash outflows of $3.6 million during the three months ended March 31, 2015. Net cash inflows of $6.0 million resulted from an advance on the 2012 DLR loan to fund the acquisition of the international wholesale domain reseller customer base from Melbourne IT Limited. This cash inflow was partially offset by cash outflows of $2.2 million resulting from the repurchasing 98,718 of our shares during the three months through our open market stock buyback that commenced on February 9, 2016 and principal repayments of $0.2 million relating to the 2012 DLRR Loan.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2016 used net cash of $6.9 million as compared to generating $6.0 million during the three months ended March 31, 2015.

On April 1st, 2016, the Company acquired the international wholesale domain reseller customer base from Melbourne IT Limited for consideration of $6.0 million, excluding transaction costs of $55,000. The consideration, which was funded through a $6.0 million draw on the 2012 DLR loan on March 31, 2016, was advanced to the seller on March 31, 2016.

In addition, the Company invested $0.9 million in property and equipment, primarily to support the continued expansion of our fiber footprint.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our contractual obligations.

As of March 31, 2016, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2016. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2016 we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date			Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April	-	June 2016	$6,002,500	1.2556	$(192,223)
July	-	September 2016	6,002,500	1.2554	(192,596)
October	-	December 2016	4,952,500	1.2885	(32,002)
			$16,957,500	1.2651	$(416,821)

As of March 31, 2016 we had $17.0 million of outstanding foreign exchange forward contracts which will convert to CDN $21.5 million. Of these contracts, $14.3 million met the requirements for hedge accounting (as of March 31, 2015, of $19.5 million such contracts, $16.5 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2016. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2016 of approximately $0.5 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation as of March 31, 2016 management has concluded that our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. There have been no material changes to these risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that may yet be purchased under the Plans or Programs

February 1	-	February 29, 2016	1,908	$19.4794	1,908	$39,962,833
March 1	-	March 31, 2016	96,810	22.1373	96,810	37,819,721
			98,718	$22.0859	98,718	$37,819,721

On February 9, 2016, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017

Item 4. Mine Safety Disclosures

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

Date: May 10, 2016	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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