Form 10-Q
period 2016-06-30
TUCOWS INC /PA/
filed 2016-08-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

 As of August 5, there were 10,424,964 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$5,879,482	$7,723,253
Accounts receivable, net of allowance for doubtful accounts of $147,793 as of June 30, 2016 and $122,095 as of December 31, 2015	9,982,919	7,171,388
Inventory	1,284,692	903,775
Prepaid expenses and deposits	6,427,664	5,067,790
Derivative instrument asset, current portion (note 4)	73,617	-
Prepaid domain name registry and ancillary services fees, current portion	48,350,997	44,708,041
Income taxes recoverable (note 7)	1,326,355	2,292,915
Total current assets	73,325,726	67,867,162

Prepaid domain name registry and ancillary services fees, long-term portion	11,296,936	11,040,929
Property and equipment	7,939,984	7,126,676
Deferred tax asset (note 7)	6,339,848	7,621,092
Other assets (note 6)	133,500	-
Intangible assets (note 5)	20,317,568	14,469,677
Goodwill (note 5)	21,005,143	21,005,143
Total assets	$140,358,705	$129,130,679

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,312,273	$4,166,135
Accrued liabilities	5,008,112	5,855,686
Customer deposits	6,171,458	5,136,909
Derivative instrument liability, current portion (note 4)	294,170	2,027,086
Deferred rent, current portion	20,854	19,463
Loan payable (note 6)	9,062,500	3,500,000
Deferred revenue, current portion	61,337,998	56,646,390
Accreditation fees payable, current portion	505,175	465,300
Income taxes payable (note 7)	667,773	444,053
Total current liabilities	86,380,313	78,261,022

Deferred revenue, long-term portion	15,362,403	14,947,639
Accreditation fees payable, long-term portion	115,761	118,480
Deferred rent, long-term portion	116,137	100,864
Other liabilities (note 12)	1,202,320	1,459,960
Deferred tax liability (note 7)	4,843,153	4,876,691

Redeemable non-controlling interest (note 8)	3,061,244	3,036,598

Stockholders' equity (note 13)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,422,453 shares issued and outstanding as of June 30, 2016 and 10,685,599 shares issued and outstanding as of December 31, 2015	14,295,907	14,530,633
Additional paid-in capital	2,234,541	8,526,395
Retained earnings	12,866,227	4,381,849
Accumulated other comprehensive income (loss)	(119,301)	(1,109,452)
Total stockholders' equity	29,277,374	26,329,425
Total liabilities and stockholders' equity	$140,358,705	$129,130,679

Commitments and contingencies (note 11)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net revenues (note 10)	$47,466,381	$42,889,220	$93,076,794	$83,357,053

Cost of revenues (note 10)
Cost of revenues	29,849,661	28,250,672	58,700,134	55,072,046
Network expenses	1,404,826	1,494,838	2,637,757	2,716,934
Depreciation of property and equipment	350,920	279,929	697,673	479,571
Amortization of intangible assets (note 5)	11,532	11,532	23,064	15,456
Total cost of revenues	31,616,939	30,036,971	62,058,628	58,284,007

Gross profit	15,849,442	12,852,249	31,018,166	25,073,046

Expenses:
Sales and marketing	5,435,033	4,847,963	10,720,657	8,647,138
Technical operations and development	998,651	1,189,276	2,175,011	2,303,471
General and administrative	2,926,608	2,750,466	5,331,535	5,218,488
Depreciation of property and equipment	76,922	62,022	150,190	121,284
Amortization of intangible assets (note 5)	276,918	56,997	333,915	110,212
Impairment of indefinite life intangible assets (note 5)	3,894	37,805	24,879	50,298
Loss (gain) on currency forward contracts (note 4)	(8,711)	25,227	(119,468)	329,251
Total expenses	9,709,315	8,969,756	18,616,719	16,780,142

Income from operations	6,140,127	3,882,493	12,401,447	8,292,904

Other income (expense):
Interest expense, net	(120,528)	(57,402)	(166,700)	(82,177)
Other income, net (note 12)	128,820	-	257,640	-
Total other income (expense)	8,292	(57,402)	90,940	(82,177)

Income before provision for income taxes	6,148,419	3,825,091	12,492,387	8,210,727

Provision for income taxes (note 7)	2,077,633	1,540,096	3,983,363	3,091,789

Net income before redeemable non-controlling interest	4,070,786	2,284,995	8,509,024	5,118,938

Redeemable non-controlling interest (note 8)	(273,690)	(49,985)	(444,482)	(71,467)

Net loss attributable to redeemable non-controlling interest	273,690	49,985	444,482	71,467

Net income	4,070,786	2,284,995	8,509,024	5,118,938

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	27,264	(38,046)	575,227	(998,912)
Net amount reclassified to earnings (note 4)	79,367	371,955	414,924	788,029
Other comprehensive income (loss) net of tax of $60,659 and $184,262 for the three months ended June 30, 2016 and June 30, 2015 and $544,363 and $135,616 for the six months ended June 30, 2016 and June 30, 2015	$106,631	$333,909	$990,151	$(210,883)

Comprehensive income for the year	$4,177,417	$2,618,904	$9,499,175	$4,908,055

Basic earnings per common share (note 9)	$0.39	$0.21	$0.80	$0.46

Shares used in computing basic earnings per common share (note 9)	10,541,659	11,047,136	10,607,843	11,094,618

Diluted earnings per common share (note 9)	$0.38	$0.20	$0.79	$0.44

Shares used in computing diluted earnings per common share (note 9)	10,733,860	11,456,670	10,797,458	11,518,105

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cash provided by:
Operating activities:
Net income for the period	$4,070,786	$2,284,995	$8,509,024	$5,118,938
Items not involving cash:
Depreciation of property and equipment	427,842	341,951	847,863	600,855
Amortization of intangible assets	288,450	68,529	356,979	125,668
Impairment of indefinite life intangible asset	3,894	37,805	24,879	50,298
Deferred income taxes (recovery)	430,184	(801,919)	703,343	(966,169)
Amortization of deferred rent	4,749	13,039	16,664	10,547
Disposal of domain names	12,601	11,357	20,821	17,685
Other income	(128,820)	-	(257,640)	-
Loss (gain) on change in the fair value of forward contracts	(28,977)	(97,451)	(272,019)	61,342
Stock-based compensation	190,187	124,605	390,415	249,653
Change in non-cash operating working capital:
Accounts receivable	(1,921,021)	(1,088,453)	(2,811,531)	(1,257,038)
Inventory	(141,830)	(45,294)	(380,917)	(158,444)
Prepaid expenses and deposits	(1,106,950)	(592,614)	(1,359,874)	(1,892,392)
Prepaid domain name registry and ancillary services fees	(3,101,043)	(755,932)	(3,898,963)	(2,218,776)
Income taxes recoverable	(36,174)	121,248	1,190,280	783,016
Accounts payable	(1,233,092)	(109,990)	(683,296)	7,576
Accrued liabilities	(396,328)	1,169,753	(847,574)	1,110,533
Customer deposits	1,214,472	589,361	1,034,549	452,918
Deferred revenue	3,597,790	983,586	5,106,372	3,045,096
Accreditation fees payable	26,537	(18,981)	37,156	32,046
Net cash provided by operating activities	2,173,257	2,235,595	7,726,531	5,173,352

Financing activities:
Proceeds received on exercise of stock options	37,209	299,472	56,767	547,455
Payment of tax obligations resulting from net exercise of stock options	(203,019)	-	(239,704)	-
Excess tax benefits from share-based compensation expense	384,839	676,060	446,199	1,088,702
Repurchase of common stock	(4,999,978)	(489,536)	(7,180,257)	(8,201,681)
Proceeds received on loan payable	-	-	6,000,000	3,500,000
Repayment of loan payable	(218,750)	-	(437,500)	-
Payment of credit facility renegotiation costs	(133,500)	-	(133,500)	-
Net cash provided by (used in) financing activities	(5,133,199)	485,996	(1,487,995)	(3,065,524)

Investing activities:
Additions to property and equipment	(975,401)	(1,149,020)	(1,831,737)	(1,340,782)
Gross proceeds from the waiver of rights to .online registry	-	-	-	6,619,832
Remaining payment for the acquisition of Ting Virginia, LLC., net of cash of $21,423 (note 8)	-	50,000	-	(357,493)
Acquisition of intangible assets (note 5)	(196,024)	-	(6,250,570)	-
Net cash provided by (used in) investing activities	(1,171,425)	(1,099,020)	(8,082,307)	4,921,557

Increase in cash and cash equivalents	(4,131,367)	1,622,571	(1,843,771)	7,029,385

Cash and cash equivalents, beginning of period	10,010,849	13,678,191	7,723,253	8,271,377
Cash and cash equivalents, end of period	$5,879,482	$15,300,762	$5,879,482	$15,300,762

Supplemental cash flow information:
Interest paid	$120,566	$57,409	$166,947	$96,302
Income taxes paid, net	$1,274,739	$1,380,448	$1,591,959	$1,944,470
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$46,632	$70,577	$46,632	$70,577

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2016 and the results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

Prior to the third quarter of 2015, the Company recorded the effective portion of the gain or loss upon settlement of hedged currency forward contracts in “Loss on currency forward contracts” and reclassified the same amount from “General and administrative expense” to the income statement line item for the hedged item. The Company has determined that the reclassification of the effective portion of gain or loss upon settlement amounts are more appropriately reclassified from “Loss on currency forward contracts” to the income statement line item for the hedged item. As a result, a loss of $0.6 million for the three months ended June 30, 2015 has been reclassified to “General and administrative expense” from “Loss on currency forward contracts”, and a loss of $1.2 million for the six months ended June 30, 2015 has been reclassified to “General and administrative expense” from “Loss on currency forward contracts”. As a result of this reclassification, there was no change to previously reported net income, comprehensive income, income from operations, net revenues, gross profit, reported cash flows or the amounts recorded in the consolidated balance sheets.

There have been no material changes to our significant accounting policies and estimates during the six months ended June 30, 2016 as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the adoption of Accounting Standard Update No. 2015-17, Income Taxes (Topic 740).

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

In those cases, where payment is not received at the time of sale, additional conditions for recognition of revenue are that the collection of the related accounts receivable is reasonably assured and the Company has no further performance obligations. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

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

(b) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

Asset	Rate
Computer equipment		30%
Computer software	33 1/3%	-	100%
Furniture and equipment		20%
Vehicles and tools		20%
Fiber network (years)		15
Customer equipment and installations (years)		3
Leasehold improvements		Over term of lease

The Company reviews the carrying values of its property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the group of assets and their eventual disposition is less than their carrying amount, they are considered to be impaired. The amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the assets.

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

(c) Derivative Financial Instruments

During the three and six months ended June 30, 2016 and the year ended December 31, 2015 ("Fiscal 2015"), the Company used derivative financial instruments to manage foreign currency exchange risk. The Company accounts for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in the derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued FASB ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company will apply ASU 2016-13 on January 1, 2020. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contracts and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for the Company for the interim and annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). In March 2016, FASB issued ASU No. 2016-08 clarifying the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU. No 2016-10 providing further guidance on identifying performance obligations and licensing. In May 2016, FASB issued ASU. No 2016-12 providing guidance related revenue recognition and consideration received. Early adoption of these standards is permitted but not before the original effective date. Companies can transition to the standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not intend to adopt the standards early and is currently in the process of evaluating the impact that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements and the selected method of transition to the new standard.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2016, is recorded as derivative instrument assets and derivative instrument liabilities.

As of June 30, 2016, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $11.0 million, of which $9.3 million met the requirements of ASC Topic 815 and were designated as hedges (June 30, 2015 - $24.0 million of which $20.4 million were designated as hedges).

As of June 30, 2016, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date			Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July	-	September 2016	6,002,500	1.2554	(190,264)
October	-	December 2016	4,952,500	1.2885	(30,289)
			$10,955,000	1.2703	$(220,553)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the six months ended June 30, 2016, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives	Balance Sheet Location	As of June 30, 2016 Fair Value Asset (Liability)	As of December 31, 2015 Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(187,169)	$(1,721,683)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(33,384)	$(305,403)

Total foreign currency forward contracts	Derivative instruments	$(220,553)	$(2,027,086)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended June 30, 2016:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – March 31, 2016	$(354,459)	$128,527	$(225,932)

Other comprehensive income (loss) before reclassifications	42,774	(15,510)	27,264
Amount reclassified from accumulated other comprehensive income	124,516	(45,149)	79,367
Other comprehensive income (loss) for the three months ended June 30, 2016	167,290	(60,659)	106,631

Ending AOCI balance – June 30, 2016	$(187,169)	$67,868	$(119,301)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the six months ended June 30, 2016:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Other comprehensive income (loss) before reclassifications	883,551	(308,324)	575,227
Amount reclassified from accumulated other comprehensive income	650,963	(236,039)	414,924
Other comprehensive income (loss) for the six months ended June 30, 2016	1,534,514	(544,363)	990,151

Ending AOCI balance – June 30, 2016	$(187,169)	$67,868	$(119,301)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2016 and June 30, 2015 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(88,441)	Operating expenses	$—
Foreign currency forward contracts for the three months ended June 30, 2016	$106,631	Cost of revenues	(36,075)	Cost of revenues	—

		Operating expenses	$(418,444)	Operating expenses	$(8,741)
Foreign currency forward contracts for the three months ended June 30, 2015	$333,909	Cost of revenues	(158,768)	Cost of revenues	—

 Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2016 and June 30, 2015 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(460,830)	Operating expenses	$(47,242)
Foreign currency forward contracts for the six months ended June 30, 2016	$990,151	Cost of revenues	(142,891)	Cost of revenues	—

		Operating expenses	$(886,461)	Operating expenses	$(31,323)
Foreign currency forward contracts for the six months ended June 30, 2015	$(210,883)	Cost of revenues	(336,428)	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $21,008 upon settlement and a gain of $28,977 for the change in fair value of outstanding contracts for the three months ended June 30, 2016, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a gain of $0.1 million for the change in fair value of outstanding contracts for the three months ended June 30, 2015, in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of $0.1 million upon settlement and a gain of $0.3 million for the change in fair value of outstanding contracts for the six months ended June 30, 2016, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.2 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the six months ended June 30, 2015, in the consolidated statement of operations and comprehensive income.

5. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	June 30, 2016	December 31, 2015

Boardtown Corporation	$2,044,847	$2,044,847
Hosted Messaging Assets of Critical Path	4,072,297	4,072,297
Innerwise Inc.	5,801,040	5,801,040
Mailbank.com Inc.	6,072,623	6,072,623
EPAG Domainservices GmbH	882,320	882,320
Ting Fiber Inc.	1,426,893	1,426,893
Ting Virginia Inc.	705,123	705,123
Total	$21,005,143	$21,005,143

The Company’s goodwill relates 90% to its Domain Services operating segment and 10% to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment evaluation.

Other Intangible Assets:

Intangible assets consist of network rights, brand, customer relationships, surname domain names, non-competition agreements and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and direct navigation domain names, which have been determined to have an indefinite life and which are evaluated annually for impairment.

A summary of acquired intangible assets for the three months ended June 30, 2016 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, March 31, 2016	$11,319,560	$1,887,908	$71,960	$450,567	$641,948	$14,371,943

Acquisition of customer relationships	-	-	-	6,250,570	-	6,250,570
Additions to/(disposals from) domain portfolio, net	(1,623)	(10,978)	-	-	-	(12,601)
Impairment of indefinite life intangible assets	(3,894)	-	-	-	-	(3,894)
Amortization expense	-	-	(7,710)	(269,208)	(11,532)	(288,450)
Balance June 30, 2016	$11,314,043	$1,876,930	$64,250	$6,431,929	$630,416	$20,317,568

 A summary of acquired intangible assets for the six months ended June 30, 2016 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, December 31, 2015	$11,339,355	$1,897,318	$79,670	$499,854	$653,480	$14,469,677

Acquisition of customer relationships	-	-	-	6,250,570	-	6,250,570
Additions to/(disposals from) domain portfolio, net	(3,570)	(17,251)	-	-	-	(20,821)
Impairment of indefinite life intangible assets	(21,742)	(3,137)	-	-	-	(24,879)
Amortization expense	-	-	(15,420)	(318,495)	(23,064)	(356,979)
Balance June 30, 2016	$11,314,043	$1,876,930	$64,250	$6,431,929	$630,416	$20,317,568

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,

Remainder of 2016	$583,758
2017	1,167,516
2018	1,063,076
2019	939,528
2020	939,528
Thereafter	2,433,189
Total	$7,126,595

As of June 30, 2016, the accumulated amortization for the definite life intangible assets was $6.3 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. and that were up for renewal should not be renewed. Accordingly, for the three months ended June 30, 2016, domain names, with a book value of $3,894 (three months ended June 30, 2015 - $37,805) were not renewed and were recorded as an impairment of indefinite life intangible assets. For the six months ended June 30, 2016, domain names, with a book value of $24,879 (six months ended June 30, 2015 - $50,298), were not renewed and were recorded as an impairment of indefinite life intangible assets.

On April 1, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The acquired assets were funded through a $6.0 million advance under the 2012 Demand Loan Facilities on March 31, 2016. These assets have been assigned to Other Intangible Assets, Customer Relationships and will be amortized over 7 years.

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

Repayment of advances under the 2012 DLR Loan consist of interest only payments made monthly in arrears and prepayment is permitted without penalty. The outstanding balance under the 2012 DLR Loan as of December 31st of each year is to be fully repaid within 30 days of December 31st through an equivalent advance made under the 2012 DLRR Loan. Advances under the 2012 DLRR Loan will be made annually and solely for such purpose. Each advance under the 2012 DLRR Loan is to be repaid in equal monthly principal payments plus interest, over a period of four years from the date of such advance. During the three months ended June 30, 2016, $6.0 million was drawn down on the 2012 DLR Loan to support the April 1, 2016 acquisition of the international reseller channel of Melbourne IT Limited. At June 30, 2016, the outstanding balance under the 2012 DLR Loan was $6.0 million (December 31, 2015 - $3.5 million).

At June 30, 2016, the outstanding balance under the 2012 DLRR Loan was $3.1 million (December 31, 2015 – nil). Credit facility renegotiaion costs of $0.1 million have been reflected in other assets.

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2016, the Company held contracts in the amount of $11.0 million to trade U.S. dollars in exchange for Canadian dollars.

Operating Demand Loan

The Amended Credit Facility also provides the Company with a $1.0 million operating demand loan facility to assist in meeting its operational needs (the “Operating Demand Loan”). The Operating Demand Loan accrues interest at the Bank’s U.S. Base Rate plus 1.25%. Interest is payable monthly in arrears with any borrowing under the Operating Demand Loan fluctuating widely with periodic clean-up, at a minimum on an annual basis. The Company has also agreed to pay to the Bank a monthly monitoring fee of US$500 with respect to this loan. The Operating Demand Loan is payable on demand at any time, at the sole discretion of the Bank, with or without cause, and the Bank may terminate the Operating Demand Loan at any time. As of June 30, 2016, the Company had no amounts outstanding under its Operating Demand Loan.

General Terms

The Company’s Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company’s obligations under the Amended Credit Facility are guaranteed and secured by a security interest in substantially all of its assets. The Amended Credit Facility also requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) Maximum Total Funded Debt to EBITDA of 2.00:1; and (ii) Minimum Fixed Charge Coverage of 1.20:1. Further, its Maximum Annual Capital Expenditures cannot exceed $5 million per year, which limit will be reviewed on an annual basis. As at and for the period ended June 30, 2016, the Company was in compliance with these covenants.

7. Income taxes

For the three months ended June 30, 2016, the Company recorded a provision for income taxes of $2.1 million on income before income taxes of $6.1 million, using an estimated effective tax rate for the fiscal year ending December 31, 2016 (“Fiscal 2016”) adjusted for certain minimum state taxes. Comparatively, for the three months ended June 30, 2015, the Company recorded a provision for income taxes of $1.5 million on income before taxes of $3.8 million, using an estimated effective tax rate for the 2015 fiscal year.

For the six months ended June 30, 2016, the Company recorded a provision for income taxes of $4.0 million on income before income taxes of $12.5 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2015, the Company recorded a provision for income taxes of $3.0 million on income before taxes of $8.2 million, using an estimated effective tax rate for its fiscal year ending December 31, 2015.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of June 30, 2016 and as of December 31, 2015, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2016 and December 31, 2015, respectively.

8. Acquisitions:

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the “BRI Group”) for consideration of approximately $3.5 million. The Company advanced in escrow $3,125,000 during the year ended December 31, 2014, and paid the remaining purchase price of $357,493 during the year ended December 31, 2015. Ting Virginia, LLC was an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge Internet Works. The BRI Group provides high speed internet access, Internet hosting and network consulting services to over 3,000 customers in central Virginia. The purchase price was primarily satisfied through an advance under our 2012 DLR Loan facility.

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

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a discount rate of 5% over a period of four years from the acquisition date. During the three and six months ended June 30, 2016, this amount was increased by $12,348 and $24,646, respectively, ($12,150 for the three and six months ended June 30, 2015) to $3,061,244, to reflect the present value of this Redeemable non-controlling interest as at June 30, 2016.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Numerator for basic and diluted earnings per common share:
Net income for the period	$4,070,786	$2,284,995	$8,509,024	$5,118,938

Denominator for basic and diluted earnings per scommon share:
Basic weighted average number of common shares outstanding	10,541,659	11,047,136	10,607,843	11,094,618
Effect of outstanding stock options	192,201	409,534	189,615	423,487
Diluted weighted average number of shares outstanding	10,733,860	11,456,670	10,797,458	11,518,105

Basic earnings per common share	$0.39	$0.21	$0.80	$0.46

Diluted earnings per common share	$0.38	$0.20	$0.79	$0.44

For the three months ended June 30, 2016, outstanding options to purchase 76,800 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the six months ended June 30, 2016, outstanding options to purchase 126,800 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three and six months ended June 30, 2016, 209,698 and 308,416 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2016.

During the three and six months ended June 30, 2015, 25,413 and 239,502 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2015.

During the six months ended June 30, 2015, 193,907 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2014 and concluded in January 2015.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 include reductions in the number of shares outstanding due to these repurchases.

10. Segment reporting:

(a)     We are organized and managed based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate and are described as follows:

1.       Network Access - Mobile Services - This segment derives revenue from the sale of mobile phones and telephony services to individuals and small businesses through the Ting website. Revenues are generated in the United States.

2.       Network Access - Other Services - This segment derives revenue from the provisioning of high speed Internet access, Internet hosting and consulting services. Revenues are generated in the United States.

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

 Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access (1)		Domain Name Services	Consolidated Totals
Three months ended June 30, 2016	Mobile Services	Other Services

Net Revenues	$18,026,420	972,123	28,467,838	$47,466,381

Cost of revenues
Cost of revenues	9,380,533	528,957	19,940,171	29,849,661
Network expenses	35,999	183,799	1,185,028	1,404,826
Depreciation of property and equipment	-	211,382	139,538	350,920
Amortization of intangible assets	-	11,532	-	11,532
Total cost of revenues	9,416,532	935,670	21,264,737	31,616,939
Gross Profit	8,609,888	36,453	7,203,101	15,849,442

Expenses:
Sales and marketing				5,435,033
Technical operations and development				998,651
General and administrative				2,926,608
Depreciation of property and equipment				76,922
Amortization of intangible assets				276,918
Impairment of indefinite life intangible assets				3,894
Loss on currency forward contracts				(8,711)
Income from operations				6,140,127
Other income (expensees), net				8,292
Income before provision for income taxes				$6,148,419

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Three months ended June 30, 2015	Mobile Services	Other Services

Net Revenues	$14,351,903	1,066,066	27,471,251	$42,889,220

Cost of revenues
Cost of revenues	7,996,331	502,306	19,752,035	28,250,672
Network expenses	26,265	199,077	1,269,496	1,494,838
Depreciation of property and equipment	-	104,921	175,008	279,929
Amortization of intangible assets	-	11,532	-	11,532
Total cost of revenues	8,022,596	817,836	21,196,539	30,036,971
Gross Profit	6,329,307	248,230	6,274,712	12,852,249

Expenses:
Sales and marketing				4,847,963
Technical operations and development				1,189,276
General and administrative				2,750,466
Depreciation of property and equipment				62,022
Amortization of intangible assets				56,997
Impairment of indefinite life intangible assets				37,805
Loss on currency forward contracts				25,227
Income from operations				3,882,493
Other income (expensees), net				(57,402)
Income before provision for income taxes				$3,825,091

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Six months ended June 30, 2016	Mobile Services	Other Services

Net Revenues	$34,970,490	1,867,185	56,239,119	$93,076,794

Cost of revenues
Cost of revenues	17,938,968	959,554	39,801,612	58,700,134
Network expenses	73,150	361,172	2,203,435	2,637,757
Depreciation of property and equipment	-	397,062	300,611	697,673
Amortization of intangible assets	-	23,064	-	23,064
Total cost of revenues	18,012,118	1,740,852	42,305,658	62,058,628
Gross Profit	16,958,372	126,333	13,933,461	31,018,166

Expenses:
Sales and marketing				10,720,657
Technical operations and development				2,175,011
General and administrative				5,331,535
Depreciation of property and equipment				150,190
Amortization of intangible assets				333,915
Impairment of indefinite life intangible assets				24,879
Loss on currency forward contracts				(119,468)
Income from operations				12,401,447
Other income (expensees), net				90,940
Income before provision for income taxes				$12,492,387

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Six months ended June 30, 2015	Mobile Services	Other Services

Net Revenues	$26,911,135	1,433,848	55,012,070	$83,357,053

Cost of revenues
Cost of revenues	15,126,180	717,614	39,228,252	55,072,046
Network expenses	38,168	260,590	2,418,176	2,716,934
Depreciation of property and equipment	-	133,811	345,760	479,571
Amortization of intangible assets	-	15,456	-	15,456
Total cost of revenues	15,164,348	1,127,471	41,992,188	58,284,007
Gross Profit	11,746,787	306,377	13,019,882	25,073,046

Expenses:
Sales and marketing				8,647,138
Technical operations and development				2,303,471
General and administrative				5,218,488
Depreciation of property and equipment				121,284
Amortization of intangible assets				110,212
Impairment of indefinite life intangible assets				50,298
Loss on currency forward contracts				329,251
Income from operations				8,292,904
Other income (expensees), net				(82,177)
Income before provision for income taxes				$8,210,727

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$18,026,420	$14,351,903	$34,970,490	$26,911,135
Other Services	972,123	1,066,066	1,867,185	1,433,848
Total Network Access Services	18,998,543	15,417,969	36,837,675	28,344,983

Domain Services:
Wholesale
Domain Services	21,698,720	21,286,863	42,969,585	42,461,994
Value Added Services	2,309,621	2,355,837	4,612,054	4,597,835
Total Wholesale	24,008,341	23,642,700	47,581,639	47,059,829

Retail	3,556,140	3,009,465	6,970,772	5,885,193
Portfolio	903,357	819,086	1,686,708	2,067,048
Total Domain Services	28,467,838	27,471,251	56,239,119	55,012,070

	$47,466,381	$42,889,220	$93,076,794	$83,357,053

During the three and six months ended June 30, 2016 and 2015, no customer accounted for more than 10% of total revenue. As at June 30, 2016, no customer accounted for more than 10% of accounts receivable and two customers accounted for 21% accounts receivable as at June 30, 2015.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$9,380,533	$7,996,331	$17,938,968	$15,126,180
Other Services	528,957	502,306	959,554	717,614
Total Network Access Services	9,909,490	8,498,637	18,898,522	15,843,794

Domain Services:
Wholesale
Domain Services	17,645,470	17,744,966	35,288,241	35,291,293
Value Added Services	451,604	501,518	930,986	1,037,650
Total Wholesale	18,097,074	18,246,484	36,219,227	36,328,943

Retail	1,639,755	1,322,620	3,218,081	2,543,120
Portfolio	203,342	182,931	364,304	356,189
Total Domain Services	19,940,171	19,752,035	39,801,612	39,228,252

Network Expenses:
Network, other costs	1,404,826	1,494,838	2,637,757	2,716,934
Network, depreciation and amortization costs	362,452	291,461	720,737	495,027
	1,767,278	1,786,299	3,358,494	3,211,961

	$31,616,939	$30,036,971	$62,058,628	$58,284,007

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2016	December 31, 2015

Canada	$1,017,649	$1,225,236
United States	6,809,041	5,847,666
Germany	113,294	53,774
	$7,939,984	$7,126,676

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	June 30, 2016	December 31, 2015

Canada	$6,030,650	$-
United States	668,195	702,594
Germany	427,750	530,410
	$7,126,595	$1,233,004

(f)           The following is a summary of the Company’s deferred tax asset by geographic region:

	June 30, 2016	December 31, 2015

Canada	$6,339,848	$7,621,092
	$6,339,848	$7,621,092

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Six months ended June 30, 2016	$122,095	$25,698	$-	$147,793
Year ended December 31, 2015	$125,766	$(3,671)	$-	$122,095

11. Commitments and contingencies:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2016 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

12. Other income, net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.1 million of this gain was recognized during the three months ended June 30, 2016 and $0.3 million of the gain for the six months ended June 30, 2016 (the amount was $0 for the three and six months ended June 30, 2015).

13. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended June 30, 2016:

	Common stock		Additional paid in	Retained earnings	Accumulated other comprehensive	Total stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, March 31, 2016	10,594,733	$14,445,114	$6,676,096	$8,807,789	$(225,932)	$29,703,067
Exercise of stock options	51,963	137,176	(97,438)	-	-	39,738
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(14,545)	-	(205,548)	-	-	(205,548)
Repurchase and retirement of shares (note 13)	(209,698)	(286,383)	(4,713,595)	-	-	(4,999,978)
Income tax effect related to stock options exercised	-	-	384,839	-	-	384,839
Stock-based compensation (note 14)	-	-	190,187	-	-	190,187
Net income	-	-	-	4,070,786	-	4,070,786
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(12,348)	-	(12,348)
Other comprehensive income (loss)	-	-	-	-	106,631	106,631
Balances, June 30, 2016	10,422,453	$14,295,907	$2,234,541	$12,866,227	$(119,301)	$29,277,374

The following unaudited table summarizes stockholders' equity transactions for the six month period ended June 30, 2016:

	Common stock		Additional paid in	Retained earnings	Accumulated other comprehensive	Total stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2015	10,685,599	$14,530,633	$8,526,395	$4,381,849	$(1,109,452)	$26,329,425
Exercise of stock options	63,537	185,913	(126,617)	-	-	59,296
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(18,267)	-	(242,233)	-	-	(242,233)
Repurchase and retirement of shares (note 13)	(308,416)	(420,639)	(6,759,618)	-	-	(7,180,257)
Income tax effect related to stock options exercised	-	-	446,199	-	-	446,199
Stock-based compensation (note 14)	-	-	390,415	-	-	390,415
Net income	-	-	-	8,509,024	-	8,509,024
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(24,646)	-	(24,646)
Other comprehensive income (loss)	-	-	-	-	990,151	990,151
Balances, June 30, 2016	10,422,453	$14,295,907	$2,234,541	$12,866,227	$(119,301)	$29,277,374

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017. The Company repurchased 209,698 and 308,416 shares under this program for the three and six months ended June 30, 2016 for a total of $5.0 million and $7.2 million, respectively.

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and was terminated on February 9, 2016. The Company did not repurchase any shares under this program during the six months ended June 30, 2016. The Company repurchased 25,413 and 239,502 shares under this program during the three and six months ended June 30, 2015 for a total of $0.5 million and $4.5 million, respectively.

On January 7, 2015, the Company announced that it successfully concluded the Tender Offer that was previously announced on December 8, 2014. Under the terms of the offer, for the six months ended June 30, 2015, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3.6 million, excluding transaction costs of approximately $70,000. All shares purchased in the Tender Offer received the same price and all shares repurchased were immediately retired.

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

Details of stock option transactions for the three months ended June 30, 2016 and June 30, 2015 are as follows:

	Three months ended June 30, 2016		Three months ended June 30, 2015

	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	550,641	$10.48	943,323	$6.23
Granted	8,000	23.37	-	-
Exercised	(51,963)	3.52	(112,656)	2.66
Forfeited	(4,088)	23.83	(1,716)	13.15
Expired	-	-	(1,875)	2.40
Outstanding, end of period	502,590	11.30	827,076	6.69
Options exercisable, end of period	298,343	$7.08	581,433	$4.58

Details of stock option transactions for the six months ended June 30, 2016 and June 30, 2015 are as follows:

	Six months ended June 30, 2016		Six months ended June 30, 2015

	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	513,366	$9.24	976,062	$6.23
Granted	63,000	21.21	45,000	19.41
Exercised	(63,537)	3.72	(187,653)	2.92
Forfeited	(9,489)	17.23	(4,458)	12.46
Expired	(750)	3.76	(1,875)	2.40
Outstanding, end of period	502,590	11.30	827,076	6.69
Options exercisable, end of period	298,343	$7.08	581,433	$4.58

As of June 30, 2016, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$2.80	-	4.48	90,513	$2.97	1.3	$1,936,426	90,513	$2.97	1.3	$1,936,426
$5.52	-	8.92	178,177	6.63	2.9	3,158,294	154,755	6.51	2.8	2,761,971
$10.16	-	14.67	29,375	10.83	4.2	397,394	10,625	12.02	3.9	131,144
$15.51	-	19.95	132,775	17.35	5.1	930,368	42,450	16.67	4.4	326,578
$21.10	-	24.96	71,750	22.36	5.9	154,620	-	-	-	-
			502,590	$11.30	3.7	$6,577,102	298,343	$7.08	2.6	$5,156,119

Total unrecognized compensation cost relating to unvested stock options at June 30, 2016, prior to the consideration of expected forfeitures, was approximately $1,336,707 and is expected to be recognized over a weighted average period of 2.1 years.

The Company recorded stock-based compensation of $190,187 and $390,415 for the three and six months ended June 30, 2016 and 2015 and $124,605 and $249,653 for the three and six months ended June 30, 2015, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2016:

	June 30, 2016
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$73,617	$-	$73,617

Derivative instrument liability	$-	$(294,170)	$-	$(294,170)

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

For the three months ended June 30, 2016 and June 30, 2015, we reported revenue of $47.5 million and $42.9 million, respectively.  For the three months ended June 30, 2016 and June 30, 2015, our Open SRS domain service offering accounted for 46% and 50% of our total revenue, respectively.

For the six months ended June 30, 2016 and June 30, 2015, we reported revenue of $93.1 million and $83.4 million, respectively. For the six months ended June 30, 2016 and June 30, 2015, our OpenSRS domain service offering accounted for 46% and 51% of our total revenue, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as from the provisioning of high speed Internet access, Internet hosting and network consulting services to customers in select cities in the United States. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of June 30, 2016, Ting managed mobile telephony services for approximately 144,000 subscribers and had approximately 227,000 devices under management.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 14.8 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

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

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, manage our operational cash flow, formulate financial projections and make strategic business decisions. The following are key business metrics:

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

We believe that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use adjusted EBITDA to measure our performance and prepare our budgets. Since adjusted EBITDA is a non-GAAP financial performance measure, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. See the Consolidated Statements of Cash Flows included in the attached financial statements. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of adjusted EBITDA to net income based on U.S. GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

Our current adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

Our current adjusted EBITDA definition is the result of two revisions:

●

In response to the clarification guidance provided by the SEC Compliance & Disclosure Interpretations regarding Non-GAAP Measures, updated on May 17, 2016, we revised our definition of adjusted EBITDA to eliminate the adjustment for the effect of net deferred revenue. Prior to this quarter of 2016, our adjusted EBITDA definition included an adjustment which removed the effect of net deferred revenue, which comprised the change in deferred revenue, net of prepaid domain name registry and other Internet services fees.

●

As previously disclosed, in April 2016, as part of our assessment of our compensation program for 2016, we revised the definition of adjusted EBITDA to eliminate the adjustment for the effect of realized gains/losses from all foreign currency contracts, both hedged and unhedged as we believe we are able to manage realized gains/losses from all foreign currency contracts with proper planning and budgeting. We used this version of adjusted EBITDA definition in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

The current adjusted EBITDA definition will be used to assess Company performance for 2016 and future periods. In this Quarterly Report on Form 10-Q, unless otherwise indicated, “adjusted EBITDA” has the meaning set forth in the revised definition.

In accordance with the clarification guidance provided by the SEC Compliance & Disclosure Interpretations, Non-GAAP Measures updated on May 17, 2016, prior period Adjusted EBITDA amounts presented herein have been recast to reflect the above described revisions.

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net income for the period	$4,071	$2,285	$8,509	$5,119
Depreciation of property and equipment	428	342	848	601
Amortization of intangible assets	288	69	357	126
Impairment of intangible assets	4	38	25	50
Interest expense, net	121	57	167	82
Provision for income taxes	2,078	1,540	3,983	3,092
Stock-based compensation	190	125	390	250
Loss (gain) on foreign currency transactions (1)	(68)	(107)	(354)	321

Adjusted EBITDA	$7,112	$4,349	$13,925	$9,641

(1)

Loss (gain) on unrealized foreign currency transactions comprises of the Loss (gain) on change in the fair value of forward contracts and the Loss (gain) on foreign exchange revaluation of our foreign denominated monetary assets and liabilities. For three months ended June 30, 2016, the Company experienced a gain of less than $0.1 million on change in fair value contracts compared to a gain of $0.1 million for the three months ended June 30, 2015 as compared to a gain of $0.3 million for the six months ended June 30, 2016 and a loss of $0.1 million for the six months ended June 30, 2015. During the three and six months ended June 30, 2016 and 2015, we experienced gains on foreign exchange revaluation of our foreign denominated monetary assets and liabilities of less than $0.1 million, respectively.

Adjusted EBITDA increased to $7.1 million and $13.9 million in the three and six months ended June 30, 2016 from $4.3 million and $9.6 million in the three and six months ended June 30, 2015, respectively. The increase in adjusted EBITDA from period to period was primarily driven by the growth in Ting mobile services.

Network Access Services

	June 30,
	2016(1)	2015(1)

Ting subscribers under management	144,000	113,000
Ting devices under management	227,000	178,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,		Six months ended June 30,
	2016(1)	2015(1)	2016(1)	2015(1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,751	2,423	5,103	4,878

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	June 30,
	2016 (1)	2015 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	11,539	10,228
Registered using our Resellers' Registrar Accreditations	3,265	3,023
Total domain names under management	14,804	13,251

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

We receive revenues for each domain registration or other Internet service processed through our system by Service Providers. Our domain service revenue is principally comprised of registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. The registration fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and DNS (Domain Name System) services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the years.

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

Critical Accounting Policies

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, except for the adoption of Accounting Standard Update No. 2015-17, Income Taxes (Topic 740), ASU No. 2015-16, Business Combinations (Topic 805), No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement and Nos. 2015-03 and 2015-15, Interest - Imputation of Interest (Subtopic 835-30). For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$18,026,420	$14,351,903	$34,970,490	$26,911,135
Other Services	972,123	1,066,066	1,867,185	1,433,848
Total Network Access Services	18,998,543	15,417,969	36,837,675	28,344,983

Domain Services:
Wholesale
Domain Services	21,698,720	21,286,863	42,969,585	42,461,994
Value Added Services	2,309,621	2,355,837	4,612,054	4,597,835
Total Wholesale	24,008,341	23,642,700	47,581,639	47,059,829

Retail	3,556,140	3,009,465	6,970,772	5,885,193
Portfolio	903,357	819,086	1,686,708	2,067,048
Total Domain Services	28,467,838	27,471,251	56,239,119	55,012,070

	$47,466,381	$42,889,220	$93,076,794	$83,357,053
Increase over prior period	$4,577,161		$9,719,741
Increase - percentage	11%		12%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	38%	34%	38%	32%
Other Services	2%	2%	2%	2%
Total Network Access Services	40%	36%	40%	34%

Domain Services:
Wholesale
Domain Services	46%	50%	46%	51%
Value Added Services	5%	5%	5%	6%
Total Wholesale	51%	55%	51%	57%

Retail	7%	7%	7%	7%
Portfolio	2%	2%	2%	2%
Total Domain Services	60%	64%	60%	66%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2016 increased by $4.6 million or 11% to $47.5 million when compared to the three months ended June 30, 2015.

Total net revenues for the six months ended June 30, 2016 increased by $9.7 million or 12% to $93.1 million when compared to the six months ended June 30, 2015.

Deferred revenue increased to $76.7 million at June 30, 2016 from $74.3 million at June 30, 2015.

No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2016 and 2015. As at June 30, 2016, no customer accounted for more than 10% of accounts receivable and two customers accounted for 21% of accounts receivable as at June 30, 2015. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 increased by $3.6 million or 23% to $19.0 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $3.9 million to $16.2 million as compared to the three months ended June 30, 2015. In addition, we generated $1.0 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended June 30, 2016, a decrease of $0.1 million when compared to the three months ended June 30, 2015 due to a decline in hosting and IT services revenues. Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 increased by $8.5 million or 30% to $36.8 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $7.9 million to $31.3 million as compared to the six months ended June 30, 2015. Revenues generated from provisioning high speed Internet access, Internet hosting and network consulting services increased by $0.4 million to $1.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

As of June 30, 2016, Ting had 144,000 subscribers and 227,000 mobile devices under its management compared to 113,000 subscribers and 178,000 devices under management as of June 30, 2015.

Wholesale

During the three months ended June 30, 2016, domain services revenue increased by $0.4 million or 2% to $21.7 million when compared to the three months ended June 30, 2015. During the six months ended June 30, 2016, domain services revenue increased by $0.5 million to $43.0 million when compared to the six months ended June 30, 2015. These increases were due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

During the three months ended June 30, 2016, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.3 million to 2.8 million when compared to the three months ended June 30, 2015. During the six months ended June 30, 2016, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 5.1 million when compared to the six months ended June 30, 2015. These increases were due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016

Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a few large customers, which have either been acquired by competitors or have become ICANN accredited registrars. These customers have been and will continue to move their domain management and domain transaction processing to their own accreditations and in-house systems. We expect that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by future consolidation and decisions that large volume customers make with regard to acquiring their own accreditations. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase as a result of new customers and the expansion in the number of new gTLDs in the long term, we expect the volatility of the above factors to affect the growth in the number of domain names that we manage.

As of June 30, 2016, total domains that we manage under our own accreditation increased by 1.3 million to 11.5 million when compared June 30, 2015. Including domains that we manage on behalf of other accredited registrars, total domains under management increased by 1.5 million to 14.8 million when compared to June 30, 2015. These increases were due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016

During the three months ended June 30, 2016, value added services revenue remained relatively flat at $2.3 million when compared to the three months ended June 30, 2015. During the six months ended June 30, 2016, value added services revenue also remained relatively flat at $4.6 million when compared to the six months ended June 30, 2015.

Retail

Net revenues from Retail for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, increased by $0.5 million, or 18%, to $3.6 million. Net revenues from Retail for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, increased by $1.1 million, or 18%, to $7.0 million. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from Portfolio for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, increased by $0.1 million to $0.9 million.

Net revenues from Portfolio for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, decreased by $0.4 million to $1.7 million. This decrease primarily related to gains we recognized during the three months ended March 31, 2015 on the sale of our minority interest in .store, as a result of this contested domain being resolved through a confidential private auction.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$9,380,533	$7,996,331	$17,938,968	$15,126,180
Other Services	528,957	502,306	959,554	717,614
Total Network Access Services	9,909,490	8,498,637	18,898,522	15,843,794

Domain Services:
Wholesale
Domain Services	17,645,470	17,744,966	35,288,241	35,291,293
Value Added Services	451,604	501,518	930,986	1,037,650
Total Wholesale	18,097,074	18,246,484	36,219,227	36,328,943

Retail	1,639,755	1,322,620	3,218,081	2,543,120
Portfolio	203,342	182,931	364,304	356,189
Total Domain Services	19,940,171	19,752,035	39,801,612	39,228,252

Network Expenses:
Network, other costs	1,404,826	1,494,838	2,637,757	2,716,934
Network, depreciation and amortization costs	362,452	291,461	720,737	495,027
	1,767,278	1,786,299	3,358,494	3,211,961

	$31,616,939	$30,036,971	$62,058,628	$58,284,007
Increase over prior period	$1,579,968		$3,774,621
Increase - percentage	5%		6%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	31%	26%	29%	26%
Other Services	2%	2%	2%	1%
Total Network Access Services	33%	28%	31%	27%

Domain Services:
Wholesale
Domain Services	56%	59%	57%	60%
Value Added Services	1%	2%	1%	2%
Total Wholesale	57%	61%	58%	62%

Retail	5%	4%	5%	4%
Portfolio	1%	1%	1%	1%
Total Domain Services	63%	66%	64%	67%

Network Expenses:
Network, other costs	3%	5%	4%	5%
Network, depreciation and amortization costs	1%	1%	1%	1%
	4%	6%	5%	6%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2016 increased by $1.6 million, or 5%, to $31.6 million when compared to the three months ended June 30, 2015. Total cost of revenues for the six months ended June 30, 2016 increased by $3.8 million, or 6%, to $62.1 million when compared to the six months ended June 30, 2015. This increase primarily resulted from the acquisition of the international reseller channel of Melbourne IT and the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of June 30, 2016 increased to $59.6 million from $58.6 million as of June 30, 2015.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, increased by $1.4 million or 17% to $9.9 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service cost of revenue which grew by $1.6 million to $7.6 million as compared to the three months ended June 30, 2015. In addition, we incurred costs of $0.5 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended June 30, 2016, relatively flat when compared to the three months ended June 30, 2015.

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, increased by $3.0 million or 19% to $18.9 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service cost of revenue which grew by $2.8 million to $14.4 million as compared to the six months ended June 30, 2015. In addition, we incurred costs of $1.0 million in provisioning high speed Internet access, Internet hosting and network consulting services during the six months ended June 30, 2016, an increase of $0.3 million when compared to the six months ended June 30, 2015.

Wholesale

Costs for Wholesale for the three months ended June 30, 2016 decreased slightly by $0.1 million, or 1%, to $17.6 million when compared to the three months ended June 30, 2015. Costs for Wholesale for the six months ended June 30, 2016 remained flat at $35.3 million when compared to the six months ended June 30, 2015. Costs for Wholesale remained relatively flat year over year due to the increase associated with the acquisition of the international reseller channel of Melbourne IT on April 1, 2016 offset by the migration of a handful of large, low margin customers to their own accreditations and to a lesser extent higher registry rebates and favorable foreign exchange impacts.

Retail

Costs for Retail for the three months ended June 30, 2016 increased by $0.3 million, to $1.6 million when compared to the three months ended June 30, 2015. Costs for Retail for the six months ended June 30, 2016 increased by $0.7 million, to $3.2 million when compared to the six months ended June 30, 2015. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three and six months ended June 30, 2016 remained relatively flat at $0.2 million and $0.4 million, respectively, when compared to the three and six months ended June 30, 2015.

Network Expenses

Network costs for the three months ended June 30, 2016 remained relatively flat at $1.8 million when compared to the three months ended June 30, 2015. Costs for Network Access Services for the six months ended June 30, 2016 increased by $0.1 million, to $3.4 million when compared to the six months ended June 30, 2015.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing non-personnel expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales and marketing	$5,435,033	$4,847,963	$10,720,657	$8,647,138
Increase over prior period	$587,070		$2,073,519
Increase - percentage	12%		24%
Percentage of net revenues	11%	11%	12%	10%

Sales and marketing expenses for the three months ended June 30, 2016 increased by $0.6 million, or 12%, to $5.4 million when compared to the three months ended June 30, 2015. This increase related primarily to an increase of $0.5 million in marketing expenditures largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce and travel related expenses of $0.5 million primarily related to network access growth. The increase in workforce costs was partially offset by our recognizing a provision of $0.4 million under our overachievement bonus program during the three months ended June 30, 2015, which was not repeated in fiscal 2016.

Sales and marketing expenses for the six months ended June 30, 2016 increased by $2.1 million, or 24%, to $10.7 million when compared to the six months ended June 30, 2015. This increase related primarily to an increase of $1.7 million in marketing spend largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce and travel related expenses of $0.8 million primarily related to network access growth. The increase in workforce costs was partially offset by our recognizing a provision of $0.5 million under our overachievement bonus program during the six months ended June 30, 2015, which was not repeated in fiscal 2016.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technical operations and development	$998,651	$1,189,276	$2,175,011	$2,303,471
Decrease over prior period	$(190,625)		$(128,460)
Decrease - percentage	(16)%		(6)%
Percentage of net revenues	2%	3%	2%	3%

Technical operations and development expenses for the three and six months ended June 30, 2016 decreased slightly to $1.0 million and $2.2 million when compared to the three and six months ended June 30, 2015. This decrease was largely attributable to workforce related costs, primarily through our recognizing a provision of $0.1 million under our overachievement bonus program during the three and six months ended June 30, 2015 that was not repeated.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
General and administrative	$2,926,608	$2,750,466	$5,331,535	$5,218,488
Increase over prior period	$176,142		$113,047
Increase - percentage	6%		2%
Percentage of net revenues	6%	6%	6%	6%

General and administrative expenses for the three months ended June 30, 2016 increased by $0.2 million, or 6%, to $2.9 million when compared to the three months ended June 30, 2015. This increase was primarily the result of professional fees, credit card processing fees, stock-based compensation and travel increasing by $0.5 million, primarily to support the growth of network access services when compared to the three months ended June 30, 2015 being partially offset by workforce related costs decreasing by $0.3 million. This decrease in workforce related costs was largely attributable to our recognizing a provision of $0.4 million under our overachievement bonus program during the three months ended June 30, 2015, which was not repeated in fiscal 2016. During the three months ended June 30, 2016 and 2015, we experienced gains on foreign exchange revaluation of our foreign denominated monetary assets and liabilities of less than $0.1 million.

General and administrative expenses for the six months ended June 30, 2016 increased by $0.1 million, or 2%, to $5.3 million when compared to the six months ended June 30, 2015. This increase was primarily the result of professional fees, credit card processing fees, facilities and stock-based compensation increasing by $0.7 million, primarily to support the growth of network access services when compared to the three months ended June 30, 2015 being partially offset by workforce related costs decreasing by $0.3 million. This decrease in workforce related costs was largely attributable to our recognizing a provision of $0.5 million under our overachievement bonus program during the three months ended June 30, 2015, which was not repeated in fiscal 2016. In addition, these increases were also partially offset by our recognizing, during the six months ended June 30, 2016, a gain on foreign exchange revaluation of our foreign denominated monetary assets and liabilities of $0.1 million compared to a loss of $0.2 million during the six months ended June 30, 2015.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation of property and equipment	$76,922	$62,022	$150,190	$121,284
Increase over prior period	$14,900		$28,906
Increase - percentage	24%		24%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained relatively flat at $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amortization of intangible assets	$276,918	$56,997	$333,915	$110,212
Increase over prior period	$219,921		$223,703
Increase - percentage	386%		203%
Percentage of net revenues	1%	0%	0%	0%

Amortization of intangible assets for the three and six months ended June 30, 2016, consists of amounts arising in connection with the acquisition of the acquisition of EPAG Domainservices GmbH ("EPAG") in July 2011, the acquisition of the BRI Group in February 2015 and the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

Network rights, brand and customer relationships acquired in connection with the acquisitions of EPAG, the BRI Group and Melbourne IT are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment of indefinite life intangible assets	$3,894	$37,805	$24,879	$50,298
Decrease over prior period	$(33,911)		$(25,419)
Decrease - percentage	(90)%		(51)%
Percentage of net revenues	0%	0%	0%	0%

As part of our normal renewal process during the three and six months ended June 30, 2016 we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and should be allowed to expire. Accordingly, these domain names, with a book value of $3,894 and $24,879 respectively, have been written off and recorded as an impairment of indefinite life intangible assets. During the three and six months ended June 30, 2015, domain names with a book value of $37,805 and $50,298 respectively, were written off and recorded as an impairment of indefinite life intangible assets.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(Gain) loss on currency forward contracts	$(8,711)	$25,227	$(119,468)	$329,251
Decrease over prior period	$(33,938)		$(448,719)
(Decrease) /increase - percentage	(135)%		(136)%
Percentage of net revenues	(0)%	0%	(0)%	0%

As of June 30, 2016, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2016. The impact of the fair value adjustment on outstanding contracts resulted in a net gain of $28,978 for the three months ended June 30, 2016 compared to a net gain of $0.1 million for the three months ended June 30, 2015. In addition, the impact of the fair value adjustment on outstanding contracts resulted in a realized loss upon settlement of currency forward contracts of $20,267 for the three months ended June 30, 2016 and a net loss of $0.1 million for the three months ended June 30 2015.

The impact of the fair value adjustment on outstanding contracts for the six months ended June 30, 2016 was a net gain of $0.3 million, compared to a net loss of $0.1 million for the six months ended June 30, 2015. In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.2 million for the six months ended June 30, 2016, compared to a net loss of $0.3 million during the six months ended June 30, 2015.

At June 30, 2016, our balance sheet reflects a net derivative instrument liability of $0.3 million, as well as a net derivative instrument asset of $0.1 million, as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Other income (expense), net	$8,292	$(57,402)	$90,940	$(82,177)
Decrease over prior period	$65,694		$173,117
Decrease - percentage	114%		211%
Percentage of net revenues	0%	(0)%	0%	(0)%

Other income during the three months ended June 30, 2016 was $8,292 and $0.1 million for the six months ended June 30, 2016, compared to other expenses of $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2015. Other income primarily consists of the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015, which was partially offset by interest we incur in connection with our credit facility with the Bank of Montreal (as discussed below).

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Provision for income taxes	$2,077,633	$1,540,096	$3,983,363	$3,091,789
Increase in provision over prior period	$537,537		$891,574
Increase - percentage	35%		29%
Effective tax rate	33.8%	40.3%	31.9%	37.7%

For the three months ended June 30, 2016, we recorded a provision for income taxes of $2.1 million on income before income taxes of $6.1 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the three months ended June 30, 2015, we recorded a provision for income taxes of $1.5 million on income before taxes of $3.8 million, using an estimated effective tax rate for the 2015 fiscal year.

 For the six months ended June 30, 2016, we recorded a provision for income taxes of $4.0 million on income before income taxes of $12.5 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the six months ended June 30, 2015, we recorded a provision for income taxes of $3.0 million on income before taxes of $8.2 million, using an estimated effective tax rate for the 2015 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of June 30, 2016 and as of December 31, 2015, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2016 and December 31, 2015, respectively.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended June 30, 2016 was a net gain in other comprehensive income of $27,264. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended June 30, 2015 was a net loss in other comprehensive income of $38,046. The impact of the fair value adjustment on outstanding hedged contracts for the six months ended June 30, 2016 was a gain of $0.6 million compared to a net loss of $1.0 million for the six months ended June 30, 2015.

The net amount reclassified to earnings during the three months ended June 30, 2016 was a loss of $0.1 million compared to a loss of $0.4 million during the three months ended June 30, 2015. The net amount reclassified to earnings during the six months ended June 30, 2016 was a loss of $0.4 million compared to a loss of $0.8 million during the six months ended June 30, 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss)	$106,631	$333,909	$990,151	$(210,883)
Decrease over prior period	$(227,278)		$1,201,034
Decrease - percentage	(68)%		570%
Percentage of net revenues	0%	1%	1%	(0)%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, our cash and cash equivalents balance decreased by $1.8 million to $5.9 million when compared to December 31, 2015. Our principal uses of liquidity during the six months ended June 30, 2016 resulted from our repurchasing 308,416 of our shares for $7.2 million through our open market stock buyback that commenced on February 9, 2016, the acquisition of the international reseller channel Melbourne IT for total consideration and transaction costs of $6.2 million, continued investment in property and equipment of $1.8 million and $0.4 million in principal repayments on the 2012 DLRR Loan. These uses of funds were partly offset by cash provided by operating activities of $7.7 million and the proceeds from a $6.0 million draw on the 2012 DLR Loan to fund the Melbourne IT reseller channel acquisition.

We have credit agreements (collectively the “Amended Credit Facility”) with the Bank of Montreal which provide us with access to a demand loan revolving facility (the “2012 DLR Loan”) and a demand loan revolving reducing facility (the “2012 DLRR Loan”) that provide for a $14 million, five-year revolving credit facility, a $3.5 million treasury risk management facility and a $1.0 million operating demand loan. As at June 30, 2016, the balance under the 2012 DLR Loan was $6.0 million and the balance under the 2012 DLRR Loan was $3.1 million. Both of these financing arrangements remain available to fund future operations of the Company, with no set expiration date.

In accordance with the terms of the demand loan facilities, repayment of advances under the 2012 DLR Loan consist of interest only payments at U.S. Base Rate plus 1.25%, made monthly in arrears, and prepayment is permitted without penalty.

The Amended Credit Facility provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2016, we held contracts in the amount of $11.0 million to trade U.S. dollars in exchange for Canadian dollars.

The Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of June 30, 2016, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 was $7.7 million, as compared to $5.2 million during the six months ended June 30, 2015.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2016 was $10.3 million. Net income included non-cash charges and recoveries of $1.8 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital used $2.6 million. Positive contributions of $7.4 million from movements in income taxes payable, deferred revenue and customer deposits were offset by $10.0 million utilized in changes from accounts receivables, inventories, prepaid expenses and domain registry fees, accounts payables and accrued liabilities.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the six months ended June 30, 2016 totaled $1.5 million as compared to cash outflows of $3.1 million during the six months ended June 30, 2015. Net cash outflows of $7.2 million resulted from repurchasing 308,416 of our shares during the six months through our open market stock buyback that commenced on February 9, 2016, principal repayments of $0.4 million relating to the 2012 DLRR Loan and payment of $0.1 million for credit facility renegotiation costs. These cash outflows were partially offset by an inflow of $6.0 million resulting from an advance on the 2012 DLR loan to fund the acquisition of the international reseller channel from Melbourne IT Limited and a $0.3 million inflow from the net impact of exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2016 used net cash of $8.1 million as compared to generating $4.9 million during the six months ended June 30, 2015.

On April 1st, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The consideration was funded through a $6.0 million draw on the 2012 DLR loan on March 31, 2016.

 In addition, the Company invested $1.8 million in property and equipment, primarily to support the continued expansion of our fiber footprint.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our contractual obligations.

As of June 30 2016, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2016. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2016 we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date			Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July	-	September 2016	6,002,500	1.2554	(190,264)
October	-	December 2016	4,952,500	1.2885	(30,289)
			$10,955,000	1.2703	$(220,553)

As of June 30, 2016 we had $11.0 million of outstanding foreign exchange forward contracts which will convert to CDN $13.9 million. Of these contracts, $9.3 million met the requirements for hedge accounting (as of June 30, 2015, of $24.0 million such contracts, $20.4 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2016. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2016 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation as of June 30, 2016 management has concluded that our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that may yet be purchased under the Plans or Programs

April 1	-	April 30, 2016	—	—	—	—
May 1	-	May 31, 2016	90,339	$23.62	90,339	$35,685,735
June 1	-	June 30, 2016	119,359	24.03	119,359	32,819,743
			209,698	$23.84	209,698	$32,819,743

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

Date: August 8, 2016	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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