Form 10-Q
period 2016-09-30
TUCOWS INC /PA/
filed 2016-11-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

 As of November 4, there were 10,448,283 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$10,498,296	$7,723,253
Accounts receivable, net of allowance for doubtful accounts of $153,171 as of September 30, 2016 and $122,095 as of December 31, 2015	11,606,638	7,171,388
Inventory	1,502,433	903,775
Prepaid expenses and deposits	6,007,725	5,067,790
Prepaid domain name registry and ancillary services fees, current portion	49,735,226	44,708,041
Income taxes recoverable (note 7)	1,743,308	2,292,915
Total current assets	81,093,626	67,867,162

Prepaid domain name registry and ancillary services fees, long-term portion	11,184,655	11,040,929
Property and equipment	9,617,147	7,126,676
Deferred tax asset (note 7)	5,355,575	7,621,092
Intangible assets (note 5)	20,091,795	14,469,677
Goodwill (note 5)	21,005,143	21,005,143
Total assets	$148,347,941	$129,130,679

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,036,804	$4,166,135
Accrued liabilities	4,426,617	5,855,686
Customer deposits	5,227,879	5,136,909
Derivative instrument liability, current portion (note 4)	85,769	2,027,086
Deferred rent, current portion	20,854	19,463
Loan payable (note 6)	1,933,110	3,500,000
Deferred revenue, current portion	63,120,230	56,646,390
Accreditation fees payable, current portion	520,033	465,300
Income taxes payable (note 7)	1,447,970	444,053
Total current liabilities	80,819,266	78,261,022

Deferred revenue, long-term portion	15,246,462	14,947,639
Accreditation fees payable, long-term portion	114,962	118,480
Deferred rent, long-term portion	129,920	100,864
Loan payable, long-term portion (note 6)	8,547,808	-
Other liabilities (note 12)	1,073,500	1,459,960
Deferred tax liability (note 7)	4,827,192	4,876,691

Redeemable non-controlling interest (note 8)	3,073,642	3,036,598

Stockholders' equity (note 13)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,448,283 shares issued and outstanding as of September 30, 2016 and 10,685,599 shares issued and outstanding as of December 31, 2015	14,401,326	14,530,633
Additional paid-in capital	2,564,965	8,526,395
Retained earnings	17,595,108	4,381,849
Accumulated other comprehensive income (loss)	(46,210)	(1,109,452)
Total stockholders' equity	34,515,189	26,329,425
Total liabilities and stockholders' equity	$148,347,941	$129,130,679

Commitments and contingencies (note 11)

Subsequent event (note 16)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net revenues (note 10)	$49,064,327	$44,267,645	$141,014,329	$126,985,121

Cost of revenues (note 10)
Cost of revenues	30,846,668	28,718,613	89,445,493	83,767,472
Network expenses	1,287,620	1,421,279	3,925,377	4,138,213
Depreciation of property and equipment	278,746	324,166	976,419	803,737
Amortization of intangible assets (note 5)	13,421	11,532	36,485	26,988
Total cost of revenues	32,426,455	30,475,590	94,383,774	88,736,410

Gross profit	16,637,872	13,792,055	46,630,555	38,248,711

Expenses:
Sales and marketing	5,479,445	4,517,666	15,174,619	12,548,415
Technical operations and development	1,270,107	1,101,581	3,445,118	3,405,052
General and administrative	2,166,217	2,607,917	7,497,752	7,826,405
Depreciation of property and equipment	178,687	63,790	328,877	185,074
Amortization of intangible assets (note 5)	279,126	56,997	613,041	167,209
Impairment of indefinite life intangible assets (note 5)	2,866	18,550	27,745	68,848
Loss (gain) on currency forward contracts (note 4)	22,475	352,738	(96,993)	681,988
Total expenses	9,398,923	8,719,239	26,990,159	24,882,991

Income from operations	7,238,949	5,072,816	19,640,396	13,365,720

Other income (expense):
Interest expense, net	(135,168)	(78,959)	(301,868)	(161,136)
Other income, net (note 12)	130,147	-	387,787	-
Total other income (expense)	(5,021)	(78,959)	85,919	(161,136)

Income before provision for income taxes	7,233,928	4,993,857	19,726,315	13,204,584

Provision for income taxes (note 7)	2,492,649	1,834,400	6,476,012	4,926,189

Net income before redeemable non-controlling interest	4,741,279	3,159,457	13,250,303	8,278,395

Redeemable non-controlling interest (note 8)	(254,101)	(91,283)	(698,583)	(162,750)

Net loss attributable to redeemable non-controlling interest	254,101	91,283	698,583	162,750

Net income for the period	4,741,279	3,159,457	13,250,303	8,278,395

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	(58,821)	(724,336)	516,406	(1,723,247)
Net amount reclassified to earnings (note 4)	131,912	364,330	546,836	1,152,359
Other comprehensive income (loss) net of tax of $41,580 and $198,664 for the three months ended September 30, 2016 and September 30, 2015 and $585,943 and $321,879 for the nine months ended September 30, 2016 and September 30, 2015	73,091	(360,006)	1,063,242	(570,888)

Comprehensive income for the period	$4,814,370	$2,799,451	$14,313,545	$7,707,507

Basic earnings per common share (note 9)	$0.45	$0.29	$1.26	$0.75

Shares used in computing basic earnings per common share (note 9)	10,432,763	10,984,869	10,549,056	11,057,634

Diluted earnings per common share (note 9)	$0.45	$0.28	$1.23	$0.72

Shares used in computing diluted earnings per common share (note 9)	10,619,005	11,372,682	10,736,775	11,469,657

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cash provided by:
Operating activities:
Net income for the period	$4,741,279	$3,159,457	$13,250,303	$8,278,395
Items not involving cash:
Depreciation of property and equipment	457,433	387,956	1,305,296	988,811
Amortization of debt discount and issuance costs	8,298	-	8,298	-
Amortization of intangible assets	292,547	68,529	649,526	194,197
Impairment of indefinite life intangible asset	2,866	18,550	27,745	68,848
Deferred income taxes (recovery)	926,733	(53,085)	1,630,076	(1,019,254)
Amortization of deferred rent	13,783	7,370	30,447	17,917
Disposal of domain names	4,760	2,866	25,581	20,551
Other income	(128,820)	-	(386,460)	-
Loss (gain) on change in the fair value of forward contracts	(20,114)	99,052	(292,133)	160,394
Stock-based compensation	195,439	128,575	585,854	378,228
Change in non-cash operating working capital:
Accounts receivable	(1,623,719)	262,149	(4,435,250)	(994,889)
Inventory	(217,741)	(123,047)	(598,658)	(281,491)
Prepaid expenses and deposits	419,939	1,000,287	(939,935)	(892,105)
Prepaid domain name registry and ancillary services fees	(1,271,948)	149,905	(5,170,911)	(2,068,871)
Income taxes recoverable	363,244	1,152,410	1,553,524	1,935,426
Accounts payable	681,303	195,002	(1,993)	202,578
Accrued liabilities	(581,495)	406,920	(1,429,069)	1,517,453
Customer deposits	(943,579)	(199,695)	90,970	253,223
Deferred revenue	1,666,291	140,850	6,772,663	3,185,946
Accreditation fees payable	14,059	(20,621)	51,215	11,425
Net cash provided by operating activities	5,000,558	6,783,430	12,727,089	11,956,782

Financing activities:
Proceeds received on exercise of stock options	48,376	189,914	107,672	737,369
Payment of tax obligations resulting from net exercise of stock options	(76,537)	-	(318,770)	-
Excess tax benefits from share-based compensation expense	268,565	312,091	714,764	1,400,793
Repurchase of common stock	-	(9,977,495)	(7,180,257)	(18,179,176)
Proceeds received on loan payable	10,989,583	-	16,989,583	3,500,000
Repayment of loan payable	(9,062,500)	-	(9,500,000)	-
Payment of loan payable costs	(383,463)	-	(516,963)	-
Net cash provided by (used in) financing activities	1,784,024	(9,475,490)	296,029	(12,541,014)

Investing activities:
Additions to property and equipment	(2,091,368)	(710,342)	(3,923,105)	(2,051,124)
Gross proceeds from the waiver of rights to .online registry	-	-	-	6,619,832
Remaining payment for the acquisition of Ting Virginia, LLC., net of cash of $21,423 (note 8)	-	-	-	(357,493)
Acquisition of intangible assets (note 5)	(74,400)	-	(6,324,970)	-
Net cash provided by (used in) investing activities	(2,165,768)	(710,342)	(10,248,075)	4,211,215

Increase in cash and cash equivalents	4,618,814	(3,402,402)	2,775,043	3,626,983

Cash and cash equivalents, beginning of period	5,879,482	15,300,762	7,723,253	8,271,377
Cash and cash equivalents, end of period	$10,498,296	$11,898,360	$10,498,296	$11,898,360

Supplemental cash flow information:
Interest paid	$93,560	$78,988	$260,506	$175,290
Income taxes paid, net	$927,826	$512,954	$2,507,699	$2,457,225
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$89,860	$63,499	$89,860	$63,499

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2016 and the results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

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

The Company has reclassified certain prior period income statement amounts and related notes to conform with current period presentation. As a result of these reclassifications, there were no changes to previously reported Income from operations, Net income, Earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

              During the three months ended September 30, 2016, the Company identified an immaterial error that affects the classification of certain marketing program costs. Prior to the third quarter of fiscal 2016, the Company recorded the cost for certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The Statement of Operations and Comprehensive Income and supplemental financial information presented here correctly reflect these marketing credits as a reduction in Net Revenues for all current and comparative periods.  This resulted in a decrease in Net Revenues, and a corresponding decrease in Sales and marketing expenses of $0.3 million and $0.9 million for the three months and nine months ended September 30, 2015. For the nine months ended September 30, 2016, Net revenues and Sales and marketing expenses reflect a reduction of $1.1 million for the reclassification of credits for the first six months of fiscal 2016. The Company has evaluated the effect of the above misstatement on its consolidated financial statements for the current and prior periods in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatement When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that the current and prior periods were not materially misstated. These corrections have no impact on previously reported Income from operations, Net income, Earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

There have been no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2016 as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the adoption of Accounting Standard Update No. 2015-17, Income Taxes (Topic 740).

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

(b) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

Asset	Rate
Computer equipment		30%
Computer software	33 1/3%	-	100%
Furniture and equipment		20%
Vehicles and tools		20%
Fiber network (years)		15
Customer equipment and installations (years)		3
Leasehold improvements	Over term of lease
Assets under construction		N/A

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

(c) Derivative Financial Instruments

During the three and nine months ended September 30, 2016 and the year ended December 31, 2015 ("Fiscal 2015"), the Company used derivative financial instruments to manage foreign currency exchange risk. The Company accounts for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in the derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, is recognized in net income.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is currently in the process of evaluating the impact that the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

In June 2016, the FASB issued FASB ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company will apply ASU 2016-13 on January 1, 2020. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019 and is in the process of evaluating the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2016, is recorded as derivative instrument assets and derivative instrument liabilities.

As of September 30, 2016, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $5.0 million, of which $4.3 million met the requirements of ASC Topic 815 and were designated as hedges (September 30, 2015 - $31.0 million of which $26.4 million were designated as hedges).

As of September 30, 2016, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2016	$4,952,500	1.2885	85,769
	$4,952,500	1.2885	$85,769

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the nine months ended September 30, 2016, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of September 30, 2016	As of December 31, 2015
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$(72,498)	$(1,721,683)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$(13,271)	$(305,403)

Total foreign currency forward contracts	Derivative instruments	$(85,769)	$(2,027,086)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended September 30, 2016:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – June 30, 2016	$(187,169)	$67,868	$(119,301)

Other comprehensive income (loss) before reclassifications	(92,282)	33,461	(58,821)
Amount reclassified from accumulated other comprehensive income	206,953	(75,041)	131,912
Other comprehensive income (loss) for the three months ended September 30, 2016	114,671	(41,580)	73,091

Ending AOCI balance – September 30, 2016	$(72,498)	$26,288	$(46,210)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the nine months ended September 30, 2016:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Other comprehensive income (loss) before reclassifications	791,269	(274,863)	516,406
Amount reclassified from accumulated other comprehensive income	857,916	(311,080)	546,836
Other comprehensive income (loss) for the nine months ended September 30, 2016	1,649,185	(585,943)	1,063,242

Ending AOCI balance – September 30, 2016	$(72,498)	$26,288	$(46,210)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2016 and September 30, 2015 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(156,743)	Operating expenses	$—
Foreign currency forward contracts for the three months ended September 30, 2016	$73,091	Cost of revenues	(50,210)	Cost of revenues	—

		Operating expenses	$(488,580)	Operating expenses	$(130,837)
Foreign currency forward contracts for the three months ended September 30, 2015	$(360,006)	Cost of revenues	(76,799)	Cost of revenues	—

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(617,572)	Operating expenses	$(47,242)
Foreign currency forward contracts for the nine months ended September 30, 2016	$1,063,242	Cost of revenues	(193,102)	Cost of revenues	—

		Operating expenses	$(1,375,040)	Operating expenses	$(179,445)
Foreign currency forward contracts for the nine months ended September 30, 2015	$(570,889)	Cost of revenues	(413,227)	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $39,401 upon settlement and a gain of $20,114 for the change in fair value of outstanding contracts for the three months ended September 30, 2016, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a loss of $0.1 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the three months ended September 30, 2015, in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of $0.1 million upon settlement and a gain of $0.3 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the nine months ended September 30, 2016, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.3 million upon settlement and a loss of $0.2 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the nine months ended September 30, 2015, in the consolidated statement of operations and comprehensive income.

5. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following:

	September 30, 2016	December 31, 2015

Boardtown Corporation	$2,044,847	$2,044,847
Hosted Messaging Assets of Critical Path	4,072,297	4,072,297
Innerwise Inc.	5,801,040	5,801,040
Mailbank.com Inc.	6,072,623	6,072,623
EPAG Domainservices GmbH	882,320	882,320
Ting Fiber Inc.	1,426,893	1,426,893
Ting Virginia Inc.	705,123	705,123
Total	$21,005,143	$21,005,143

The Company’s goodwill relates 90% to its Domain Services operating segment and 10% to its Network Access Services  – Other Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment evaluation.

Other Intangible Assets:

Intangible assets consist of network rights, brand, customer relationships, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the life of the intangible assets, except for the surname domain names and direct navigation domain names, which have been determined to have an indefinite life and which are evaluated at least annually for impairment.

A summary of acquired intangible assets for the three months ended September 30, 2016 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, June 30, 2016	$11,314,043	$1,876,930	$64,250	$6,431,929	$630,416	$20,317,568

Acquisition of customer relationships	-	-	-	74,400	-	74,400
Additions to/(disposals from) domain portfolio, net	(1,622)	(3,138)	-	-	-	(4,760)
Impairment of indefinite life intangible assets	(1,298)	(1,568)	-	-	-	(2,866)
Amortization expense	-	-	(7,710)	(273,305)	(11,532)	(292,547)
Balances September 30, 2016	$11,311,123	$1,872,224	$56,540	$6,233,024	$618,884	$20,091,795

A summary of acquired intangible assets for the nine months ended September 30, 2016 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, December 31, 2015	$11,339,355	$1,897,318	$79,670	$499,854	$653,480	$14,469,677

Acquisition of customer relationships	-	-	-	6,324,970	-	6,324,970
Additions to/(disposals from) domain portfolio, net	(5,192)	(20,389)	-	-	-	(25,581)
Impairment of indefinite life intangible assets	(23,040)	(4,705)	-	-	-	(27,745)
Amortization expense	-	-	(23,130)	(591,800)	(34,596)	(649,526)
Balances September 30, 2016	$11,311,123	$1,872,224	$56,540	$6,233,024	$618,884	$20,091,795

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,

Remainder of 2016	$294,519
2017	1,178,078
2018	1,073,638
2019	950,090
2020	950,090
Thereafter	2,462,035
Total	$6,908,450

As of September 30, 2016, the accumulated amortization for the definite life intangible assets was $6.6 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. and that were up for renewal should not be renewed. Accordingly, for the three months ended September 30, 2016, domain names, with a book value of $2,866 (three months ended September 30, 2015 - $18,550) were not renewed and were recorded as an impairment of indefinite life intangible assets. For the nine months ended September 30, 2016, domain names, with a book value of $27,745 (nine months ended September 30, 2015 - $68,848), were not renewed and were recorded as an impairment of indefinite life intangible assets.

On April 1, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The acquired assets were funded through a $6.0 million advance under the 2012 Demand Loan Facilities on March 31, 2016. These assets have been assigned to Other Intangible Assets, Customer Relationships and are being amortized over 7 years.

6. Loan payable:

On August 18, 2016, the Company entered into a secured Credit Agreement (the “2016 Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”) and Royal Bank of Canada (collectively with BMO, the “Lenders”) to establish a credit facility (the “2016 Credit Facility”) that refinanced and replaced the Company's prior credit facility with BMO.

2016 Credit Facility

The obligations of the Company under the 2016 Credit Facility are secured by a first priority lien on substantially all of the personal property and assets of the Company.

The 2016 Credit Facility has a five-year term. Under the 2016 Credit Facility, the Company has access to an aggregate of up to $75 million in funds (inclusive of a $15 million accordion facility described below) that are available as follows:

●	a $5 million revolving credit facility (“Facility A”);
●	a $15 million revolving reducing term facility (“Facility B”); and
●	a $40 million non-revolving facility (“Facility C”).

Borrowings under the 2016 Credit Facility accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s Total Funded Debt to EBITDA as described below. The purpose of Facility A is for general working capital and general corporate requirements, while Facility B and Facility C support share repurchases, acquisitions and capital expenditures associated with the Company’s Fiber to the Home program (“FTTH”).

The repayment terms for Facility A require monthly interest payments with any final principal payment becoming due upon maturity of the 2016 Credit Facility. Under the repayment terms for Facility B, at December 31st of each year, balances drawn during the year that remain outstanding will become payable on a quarterly basis commencing the first quarter of the following year, for the period of amortization based on the purpose of the draw. For Facility C, each draw will become payable beginning the first full quarter post initial draw for the period of amortization based on the purpose of the draw. The amortization periods for Facility B and Facility C are based on the purposes of the draws as follows: draws for share repurchases are repaid over four years, draws for acquisitions over five years and draws for FFTH capital expenditures over seven years. The 2016 Credit Facility includes a mechanism that is triggered based on the Company’s Total Funded Debt to EBITDA calculation at the end of each fiscal year. If Total Funded Debt to EBITDA exceeds 2.0:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of the Excess Cash Flow as defined under the agreement.

At September 30th, 2016, there was no outstanding balance under Facility A (December 31, 2015 – nil), $6.0 million outstanding under Facility B (December 31, 2015 – nil) and $5.0 million outstanding under Facility C (December 31, 2015 – nil).

In addition, under the terms of the 2016 Credit Facility, the Company has the option, based on 60 days prior written notice and subject to approval by the Banks, to increase the size of Facility C by up to $15 million.

Borrowings under the 2016 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

If Total Funded Debt to EBITDA is less than 1.00, then:

●	Canadian dollar borrowings based on Bankers’ Acceptance (“CDN$ Bankers’ Acceptance Borrowings”) or U.S. dollar borrowings based on LIBOR (“US$ LIBOR Borrowings”) will be at 2.00% margin;
●

Canadian dollar borrowings based on Prime Rate (“CDN$ Prime Rate Borrowings”), U.S. dollar borrowings based on Prime Rate (“US$ Prime Rate Borrowings”) or U.S. dollar borrowings based on Base Rate (“US$ Base Rate Borrowings”) will be at 0.75% margin; and

●	Standby fees will be at 0.40%.

If Total Funded Debt to EBITDA is greater than or equal to 1.00 and less than 2.00, then:

●	CDN$ Bankers’ Acceptance Borrowings or US$ LIBOR Borrowings will be at 2.25% margin;
●	CDN$ Prime Rate Borrowings, US$ Prime Rate Borrowings or US$ Base Rate Borrowings will be at 1.00% margin; and
●	Standby fees will be at 0.45%.

If Total Funded Debt to EBITDA is greater than or equal to 2.00, then:

●	CDN$ Bankers’ Acceptance Borrowings or US$ LIBOR Borrowings will be at 2.75% margin;
●	CDN$ Prime Rate Borrowings, US$ Prime Rate Borrowings or US$ Base Rate Borrowings will be at 1.50% margin; and
●	Standby fees will be at 0.55%.

      Prior to the Company entering into the 2016 Credit Facility, the Company had credit agreements (collectively the “Amended Credit Facility”) with BMO that were amended on November 19, 2012, and which provided it with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility, an operating demand loan and a credit card facility. In connection with the 2016 Credit Facility, the Company repaid its outstanding indebtedness of the 2012 Demand Loan Facilities. With the settlement of the outstanding indebtedness, the 2012 Demand Loan Facilities and the operating demand loan were simultaneously terminated and the outstanding balances were fully repaid through advances on the 2016 Credit Facility. The Company continues to have access to the treasury risk management facility and credit card facility.

In connection with establishing the 2016 Credit Facility, the Company incurred $0.5 million of fees paid to the lenders and debt issuance costs which have been reflected as a reduction to the carrying value of the loan payable and will be amortized over the five-year term of the credit facility. For the three and nine months ended September 30, 2016, the Company amortized $8,298 as interest expense (three and nine months ended September 30, 2015 - $0).

	September 30, 2016	December 31, 2015

2012 Demand Loan Facilities	-	3,500,000
2016 Credit Facility B	6,000,000	-
2016 Credit Facility C	4,989,583	-
Total loan payable	10,989,583	3,500,000
Less: loan payable, current portion	1,933,110	3,500,000
Less: unamortized debt discount and issuance costs	508,665	-
Loan payable, long-term portion	8,547,808	-

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2016, the Company held contracts in the amount of $5.0 million to trade U.S. dollars in exchange for Canadian dollars.

General Terms

The 2016 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2016 Credit Facility requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.25:1 until March 31, 2017 and 2.00:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $22 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the period ending September 30, 2016, the Company was in compliance with these covenants.

7. Income taxes

For the three months ended September 30, 2016, the Company recorded a provision for income taxes of $2.5 million on income before income taxes of $7.2 million, using an estimated effective tax rate for the fiscal year ending December 31, 2016 (“Fiscal 2016”) adjusted for certain minimum state taxes. Comparatively, for the three months ended September 30, 2015, the Company recorded a provision for income taxes of $1.8 million on income before taxes of $5.0 million, using an estimated effective tax rate for the 2015 fiscal year.

For the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $6.5 million on income before income taxes of $19.7 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $4.9 million on income before taxes of $13.2 million, using an estimated effective tax rate for its fiscal year ending December 31, 2015.

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2016 and as of December 31, 2015, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2016 and December 31, 2015, respectively.

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

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a discount rate of 5% over a period of four years from the acquisition date. During the three and nine months ended September 30, 2016, this amount was increased by $12,398 and $37,044, respectively, ($12,199 and $24,349 for the three and nine months ended September 30, 2015, respectively) to $3,073,642, to reflect the present value of this Redeemable non-controlling interest as at September 30, 2016.

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

9. Basic and diluted earnings per common share:

Basic earnings per common share has been calculated by dividing net income for the period by the weighted average number of common shares outstanding during each period. Diluted earnings per share has been calculated by dividing net income for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common share equivalents or the proceeds of option exercises.

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Numerator for basic and diluted earnings per common share:
Net income for the period	$4,741,279	$3,159,457	$13,250,303	$8,278,395

Denominator for basic and diluted earnings per scommon share:
Basic weighted average number of common shares outstanding	10,432,763	10,984,869	10,549,056	11,057,634
Effect of outstanding stock options	186,242	387,813	187,719	412,023
Diluted weighted average number of shares outstanding	10,619,005	11,372,682	10,736,775	11,469,657

Basic earnings per common share	$0.45	$0.29	$1.26	$0.75

Diluted earnings per common share	$0.45	$0.28	$1.23	$0.72

For the three months ended September 30, 2016, outstanding options to purchase 76,750 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

For the nine months ended September 30, 2016, outstanding options to purchase 95,950 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares.

During the three months ended September 30, 2016, no common shares were repurchased and for the nine months ended September 30, 2016, 308,416 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2016.

During the three and nine months ended September 30, 2015, 398,000 and 637,502 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2015.

During the nine months ended September 30, 2015, 193,907 common shares were repurchased and cancelled under the terms of a modified Dutch auction tender offer announced in December 2014 and concluded in January 2015.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 include reductions in the number of shares outstanding due to these repurchases.

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

Information by operating segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access (1)		Domain Name Services	Consolidated Totals

Three months ended September 30, 2016	Mobile Services	Other Services

Net Revenues	$18,374,906	878,157	29,811,264	$49,064,327

Cost of revenues
Cost of revenues	9,087,274	501,909	21,257,485	30,846,668
Network expenses	291,581	215,547	780,492	1,287,620
Depreciation of property and equipment	-	258,042	20,704	278,746
Amortization of intangible assets	-	13,421	-	13,421
Total cost of revenues	9,378,855	988,919	22,058,681	32,426,455
Gross Profit	8,996,051	(110,762)	7,752,583	16,637,872

Expenses:
Sales and marketing				5,479,445
Technical operations and development				1,270,107
General and administrative				2,166,217
Depreciation of property and equipment				178,687
Amortization of intangible assets				279,126
Impairment of indefinite life intangible assets				2,866
Loss on currency forward contracts				22,475
Income from operations				7,238,949
Other income (expenses), net				(5,021)
Income before provision for income taxes				$7,233,928

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Three months ended September 30, 2015	Mobile Services	Other Services

Net Revenues	$15,359,066	916,358	27,992,221	$44,267,645

Cost of revenues
Cost of revenues	8,776,286	373,586	19,568,741	28,718,613
Network expenses	27,889	177,266	1,216,124	1,421,279
Depreciation of property and equipment	-	147,250	176,916	324,166
Amortization of intangible assets	-	11,532	-	11,532
Total cost of revenues	8,804,175	709,634	20,961,781	30,475,590
Gross Profit	6,554,891	206,724	7,030,440	13,792,055

Expenses:
Sales and marketing				4,517,666
Technical operations and development				1,101,581
General and administrative				2,607,917
Depreciation of property and equipment				63,790
Amortization of intangible assets				56,997
Impairment of indefinite life intangible assets				18,550
Loss on currency forward contracts				352,738
Income from operations				5,072,816
Other income (expensees), net				(78,959)
Income before provision for income taxes				$4,993,857

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Nine months ended September 30, 2016	Mobile Services	Other Services

Net Revenues	$52,287,808	2,732,628	85,993,893	$141,014,329

Cost of revenues
Cost of revenues	27,026,242	1,360,153	61,059,098	89,445,493
Network expenses	364,731	576,720	2,983,926	3,925,377
Depreciation of property and equipment	-	655,104	321,315	976,419
Amortization of intangible assets	-	36,485	-	36,485
Total cost of revenues	27,390,973	2,628,462	64,364,339	94,383,774
Gross Profit	24,896,835	104,166	21,629,554	46,630,555

Expenses:
Sales and marketing				15,174,619
Technical operations and development				3,445,118
General and administrative				7,497,752
Depreciation of property and equipment				328,877
Amortization of intangible assets				613,041
Impairment of indefinite life intangible assets				27,745
Loss on currency forward contracts				(96,993)
Income from operations				19,640,396
Other income (expensees), net				85,919
Income before provision for income taxes				$19,726,315

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

	Network Access (1)		Domain Name Services	Consolidated Totals
Nine months ended September 30, 2015	Mobile Services	Other Services

Net Revenues	$41,636,125	2,350,207	82,998,789	$126,985,121

Cost of revenues
Cost of revenues	23,902,466	1,068,013	58,796,993	83,767,472
Network expenses	66,057	437,856	3,634,300	4,138,213
Depreciation of property and equipment	-	281,061	522,676	803,737
Amortization of intangible assets	-	26,988	-	26,988
Total cost of revenues	23,968,523	1,813,918	62,953,969	88,736,410
Gross Profit	17,667,602	536,289	20,044,820	38,248,711

Expenses:
Sales and marketing				12,548,415
Technical operations and development				3,405,052
General and administrative				7,826,405
Depreciation of property and equipment				185,074
Amortization of intangible assets				167,209
Impairment of indefinite life intangible assets				68,848
Loss on currency forward contracts				681,988
Income from operations				13,365,720
Other income (expensees), net				(161,136)
Income before provision for income taxes				$13,204,584

(1)	Network access includes Mobile Services and Other Services. Other Services includes the provisioning of high speed Internet access, Internet hosting and network consulting services.

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$18,374,906	$15,359,066	$52,287,808	$41,636,125
Other Services	878,157	916,358	2,732,628	2,350,207
Total Network Access Services	19,253,063	16,275,424	55,020,436	43,986,332

Domain Services:
Wholesale
Domain Services	22,955,731	21,124,406	65,879,375	63,582,585
Value Added Services	2,226,977	2,399,638	6,834,086	6,995,528
Total Wholesale	25,182,708	23,524,044	72,713,461	70,578,113

Retail	3,721,032	3,220,335	10,747,456	9,278,472
Portfolio	907,524	1,247,842	2,532,976	3,142,204
Total Domain Services	29,811,264	27,992,221	85,993,893	82,998,789

	$49,064,327	$44,267,645	$141,014,329	$126,985,121

During the three and nine months ended September 30, 2016 and 2015, no customer accounted for more than 10% of total revenue. As at September 30, 2016 and 2015, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$9,087,274	$8,776,286	$27,026,242	$23,902,466
Other Services	501,909	373,586	1,360,153	1,068,013
Total Network Access Services	9,589,183	9,149,872	28,386,395	24,970,479

Domain Services:
Wholesale
Domain Services	18,934,555	17,482,420	54,215,215	52,773,403
Value Added Services	463,369	487,428	1,401,821	1,525,181
Total Wholesale	19,397,924	17,969,848	55,617,036	54,298,584

Retail	1,727,867	1,430,418	4,968,659	3,984,320
Portfolio	131,694	168,475	473,403	514,089
Total Domain Services	21,257,485	19,568,741	61,059,098	58,796,993

Network Expenses:
Network, other costs	1,287,620	1,421,279	3,925,377	4,138,213
Network, depreciation and amortization costs	292,167	335,698	1,012,904	830,725
	1,579,787	1,756,977	4,938,281	4,968,938

	$32,426,455	$30,475,590	$94,383,774	$88,736,410

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2016	December 31, 2015

Canada	$974,619	$1,225,236
United States	8,592,697	5,847,666
Germany	49,831	53,774
	$9,617,147	$7,126,676

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	September 30, 2016	December 31, 2015

Canada	$5,881,032	$-
United States	650,997	702,594
Germany	376,420	530,410
	$6,908,449	$1,233,004

(f)           The following is a summary of the Company’s deferred tax asset by geographic region:

	September 30, 2016	December 31, 2015

Canada	$5,355,575	$7,621,092
	$5,355,575	$7,621,092

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts exclusding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Nine months ended September 30, 2016	$122,095	$26,076	$-	$148,171
Year ended December 31, 2015	$125,766	$(3,671)	$-	$122,095

11. Commitments and contingencies:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2016 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

12. Other income, net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.1 million of this gain was recognized during the three months ended September 30, 2016 and $0.4 million of the gain for the nine months ended September 30, 2016 (the amount was $0 for the three and nine months ended September 30, 2015).

13. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended September 30, 2016:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, June 30, 2016	10,422,453	$14,295,907	$2,234,541	$12,866,227	$(119,301)	$29,277,374
Exercise of stock options	31,065	105,419	(57,043)	-	-	48,376
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(5,235)	-	(76,537)	-	-	(76,537)
Income tax effect related to stock options exercised	-	-	268,565	-	-	268,565
Stock-based compensation (note 14)	-	-	195,439	-	-	195,439
Net income	-	-	-	4,741,279	-	4,741,279
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(12,398)	-	(12,398)
Other comprehensive income (loss)	-	-	-	-	73,091	73,091
Balances, September 30, 2016	10,448,283	$14,401,326	$2,564,965	$17,595,108	$(46,210)	$34,515,189

The following unaudited table summarizes stockholders' equity transactions for the nine month period ended September 30, 2016:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2015	10,685,599	$14,530,633	$8,526,395	$4,381,849	$(1,109,452)	$26,329,425
Exercise of stock options	94,602	291,332	(183,660)	-	-	107,672
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(23,502)	-	(318,770)	-	-	(318,770)
Repurchase and retirement of shares (note 13)	(308,416)	(420,639)	(6,759,618)	-	-	(7,180,257)
Income tax effect related to stock options exercised	-	-	714,764	-	-	714,764
Stock-based compensation (note 14)	-	-	585,854	-	-	585,854
Net income	-	-	-	13,250,303	-	13,250,303
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(37,044)	-	(37,044)
Other comprehensive income (loss)	-	-	-	-	1,063,242	1,063,242
Balances, September 30, 2016	10,448,283	$14,401,326	$2,564,965	$17,595,108	$(46,210)	$34,515,189

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017. The Company repurchased nil and 308,416 shares under this program for the three and nine months ended September 30, 2016 for a total of nil and $7.2 million, respectively.

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and was terminated on February 9, 2016. The Company did not repurchase any shares under this program during the nine months ended September 30, 2016. The Company repurchased 398,000 and 637,502 shares under this program during the three and nine months ended September 30, 2015 for a total of $10.0 million and $14.5 million, respectively.

On January 7, 2015, the Company announced that it successfully concluded the Tender Offer that was previously announced on December 8, 2014. Under the terms of the offer, for the nine months ended September 30, 2015, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3.6 million, excluding transaction costs of approximately $70,000. All shares purchased in the Tender Offer received the same price and all shares repurchased were immediately retired.

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

Details of stock option transactions for the three months ended September 30, 2016 and September 30, 2015 are as follows:

	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	502,590	$11.30	827,076	$6.69
Granted	18,750	27.53	22,500	24.96
Exercised	(31,065)	3.80	(41,404)	4.59
Forfeited	-	-	(3,677)	9.63
Expired	-	-	-	-
Outstanding, end of period	490,275	12.39	804,495	7.30
Options exercisable, end of period	306,553	$9.16	580,721	$4.85

Details of stock option transactions for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	513,366	$9.24	976,062	$6.23
Granted	81,750	22.66	67,500	21.26
Exercised	(94,602)	3.75	(229,057)	3.22
Forfeited	(9,489)	17.23	(8,135)	11.43
Expired	(750)	3.76	(1,875)	2.40
Outstanding, end of period	490,275	12.39	804,495	7.30
Options exercisable, end of period	306,553	$9.16	580,721	$4.85

As of September 30, 2016, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.80	-	$ 4.48	63,920	$2.99	1.4	$1,854,420	63,920	$2.99	1.4	$1,854,420
$ 5.52	-	$ 8.92	174,680	6.62	2.7	4,432,845	151,258	6.50	2.5	3,857,578
$ 10.16	-	$14.67	29,375	10.83	4.0	621,819	10,625	12.02	3.7	212,319
$ 15.51	-	$19.95	131,800	17.36	4.8	1,929,101	62,000	16.76	4.5	944,965
$ 21.10	-	$27.53	90,500	23.43	5.5	775,353	18,750	24.96	3.9	132,000
			490,275	$12.39	3.7	$9,613,538	306,553	$9.16	2.8	$7,001,282

Total unrecognized compensation cost relating to unvested stock options at September 30, 2016, prior to the consideration of expected forfeitures, was approximately $1,448,580 and is expected to be recognized over a weighted average period of 2.0 years.

The Company recorded stock-based compensation of $195,439 and $585,854 for the three and nine months ended September 30, 2016 and $128,575 and $378,228 for the three and nine months ended September 30, 2015, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	September 30, 2016
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument liability	$-	$(85,769)	$-	$(85,769)

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

Our principal place of business is located in Canada. We report our financial results based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate, namely, Network Access – Mobile Services, Network Access – Other Services and Domain services. Management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, management regularly reviews revenue and cost of revenues for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue and cost of revenues separately.

For the three months ended September 30, 2016 and September 30, 2015, we reported revenue of $49.1 million and $44.3 million, respectively.  For the nine months ended September 30, 2016 and September 30, 2015, we reported revenue of $141 million and $127 million, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as from the provisioning of high speed Internet access, Internet hosting and network consulting services to customers in select cities in the United States. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of September 30, 2016, Ting managed mobile telephony services for approximately 147,000 subscribers and had approximately 235,000 devices under management.

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

Portfolio generates advertising revenue from our domain name portfolio and from our advertising-supported website, tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generated revenue from the payments for the sale of rights to gTLD strings under the New gTLD Program.

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

Adjusted EBITDA

Tucows reports all financial information in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. Please see discussion of adjusted EBITDA in the Results from operations section below.

Network Access Services

	September 30,
	2016 (1)	2015(1)

Ting subscribers under management	147,000	122,000
Ting devices under management	235,000	192,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,		Nine months ended September 30,
	2016 (1)	2015 (1)	2016 (1)	2015 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	2,466	2,295	7,491	7,131

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	September 30,
	2016 (1)	2015 (1)
	(in 000's)
Domain names under management:
Registered using the Tucows Registrar Accreditation	11,398	10,283
Registered using our Resellers' Registrar Accreditations	3,384	3,132
Total domain names under management	14,782	13,415

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

During the financial statement close for the three months ended September 30, 2016, the Company identified an immaterial error that affects the classification of certain marketing program costs. Prior to the third quarter of fiscal 2016, the Company recorded the cost for certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The discussion presented here correctly reflect these marketing credits as a reduction in Net Revenues for all current and comparative periods.  This resulted in a decrease in Net Revenues, and a corresponding decrease in Sales and marketing expenses of $0.3 million and $0.9 million for the three months and nine months ended September 30, 2015. For the nine months ended September 30, 2016, Net revenues and Sales and marketing expenses reflect a reduction of $1.1 million for the reclassification of credits for the first six months of fiscal 2016.

The Company has also reclassified certain prior period income statement amounts to conform the current period presentation. As a result of these reclassifications, there were no changes to previously reported net income, comprehensive income and income from operations.

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$18,374,906	$15,359,066	$52,287,808	$41,636,125
Other Services	878,157	916,358	2,732,628	2,350,207
Total Network Access Services	19,253,063	16,275,424	55,020,436	43,986,332

Domain Services:
Wholesale
Domain Services	22,955,731	21,124,406	65,879,375	63,582,585
Value Added Services	2,226,977	2,399,638	6,834,086	6,995,528
Total Wholesale	25,182,708	23,524,044	72,713,461	70,578,113

Retail	3,721,032	3,220,335	10,747,456	9,278,472
Portfolio	907,524	1,247,842	2,532,976	3,142,204
Total Domain Services	29,811,264	27,992,221	85,993,893	82,998,789

	$49,064,327	$44,267,645	$141,014,329	$126,985,121
Increase over prior period	$4,796,682		$14,029,208
Increase - percentage	11%		11%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	37%	35%	37%	33%
Other Services	2%	2%	2%	2%
Total Network Access Services	39%	37%	39%	35%

Domain Services:
Wholesale
Domain Services	46%	48%	46%	50%
Value Added Services	5%	5%	5%	6%
Total Wholesale	51%	53%	51%	56%

Retail	8%	7%	8%	7%
Portfolio	2%	3%	2%	2%
Total Domain Services	61%	63%	61%	65%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2016 increased by $4.8 million or 11% to $49.1 million when compared to the three months ended September 30, 2015.

Total net revenues for the nine months ended September 30, 2016 increased by $14 million or 11% to $141 million when compared to the nine months ended September 30, 2015.

Deferred revenue increased to $78.4 million at September 30, 2016 from $74.4 million at September 30, 2015.

No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2016 and 2015. As at September 30, 2016 and 2015, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 increased by $3.0 million or 18% to $19.3 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $2.8 million to $16.3 million as compared to the three months ended September 30, 2015. During the quarter, as a result of our being able to negotiate supplier cost reductions, we announced reductions to our data pricing effective August 2016. These reductions are expected to impact both Ting mobile service revenue and cost growth rates going forward. In addition, we generated $0.9 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended September 30, 2016, flat when compared to the three months ended September 30, 2015 with increasing high speed Internet access revenues offset by a continued decline in hosting and IT services revenues.

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 increased by $11 million or 25% to $55 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $10.3 million to $46.5 million as compared to the nine months ended September 30, 2015. Revenues generated from provisioning high speed Internet access, Internet hosting and network consulting services increased by $0.4 million to $2.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

As of September 30, 2016, Ting had 147,000 subscribers and 235,000 mobile devices under its management compared to 122,000 subscribers and 192,000 devices under management as of September 30, 2015.

Wholesale

During the three months ended September 30, 2016, domain services revenue increased by $1.8 million or 9% to $23.0 million when compared to the three months ended September 30, 2015. During the nine months ended September 30, 2016, domain services revenue increased by $2.3 million to $65.9 million when compared to the nine months ended September 30, 2015. These increases were due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

During the three months ended September 30, 2016, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.2 million to 2.5 million when compared to the three months ended September 30, 2015. During the nine months ended September 30, 2016, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 0.4 million to 7.5 million when compared to the nine months ended September 30, 2015. These increases were due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016

Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a few large customers, which have either been acquired by competitors or have become ICANN accredited registrars. These customers have been and will continue to move their domain management and domain transaction processing to their own accreditations and in-house systems. We expect that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by future consolidation and decisions that large volume customers make with regard to acquiring their own accreditations. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase as a result of new customers and the expansion in the number of new gTLDs in the long term, we expect the volatility of the above factors to affect the growth in the number of domain names that we manage.

As of September 30, 2016, total domains that we manage under our own accreditation increased by 1.1 million to 11.4 million when compared September 30, 2015. Including domains that we manage on behalf of other accredited registrars, total domains under management increased by 1.4 million to 14.8 million when compared to September 30, 2015. These increases were due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016

During the three months ended September 30, 2016, value added services revenue decreased by $0.2 million to $2.2 million when compared to the three months ended September 30, 2015. During the nine months ended September 30, 2016, value added services revenue also decreased by $0.2 million to $6.8 million when compared to the nine months ended September 30, 2015.

Retail

Net revenues from Retail for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, increased by $0.5 million, or 16%, to $3.7 million. Net revenues from Retail for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, increased by $1.5 million, or 16%, to $10.7 million. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from Portfolio for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, decreased by $0.3 million to $0.9 million.

Net revenues from Portfolio for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, decreased by $0.6 million to $2.5 million. This decrease primarily related to gains we recognized during the three months ended March 31, 2015 on the sale of our minority interest in .store, as a result of this contested domain being resolved through a confidential private auction.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	$9,087,274	$8,776,286	$27,026,242	$23,902,466
Other Services	501,909	373,586	1,360,153	1,068,013
Total Network Access Services	9,589,183	9,149,872	28,386,395	24,970,479

Domain Services:
Wholesale
Domain Services	18,934,555	17,482,420	54,215,215	52,773,403
Value Added Services	463,369	487,428	1,401,821	1,525,181
Total Wholesale	19,397,924	17,969,848	55,617,036	54,298,584

Retail	1,727,867	1,430,418	4,968,659	3,984,320
Portfolio	131,694	168,475	473,403	514,089
Total Domain Services	21,257,485	19,568,741	61,059,098	58,796,993

Network Expenses:
Network, other costs	1,287,620	1,421,279	3,925,377	4,138,213
Network, depreciation and amortization costs	292,167	335,698	1,012,904	830,725
	1,579,787	1,756,977	4,938,281	4,968,938

	$32,426,455	$30,475,590	$94,383,774	$88,736,410
Increase over prior period	$1,950,865		$5,647,364
Increase - percentage	6%		6%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Network Access Services:
Mobile Services	29%	28%	29%	27%
Other Services	2%	1%	1%	1%
Total Network Access Services	31%	29%	30%	28%

Domain Services:
Wholesale
Domain Services	59%	57%	59%	59%
Value Added Services	1%	2%	0%	2%
Total Wholesale	60%	59%	59%	61%

Retail	5%	5%	5%	4%
Portfolio	0%	1%	1%	1%
Total Domain Services	65%	65%	65%	66%

Network Expenses:
Network, other costs	3%	5%	4%	5%
Network, depreciation and amortization costs	1%	1%	1%	1%
	4%	6%	5%	6%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2016 increased by $2.0 million, or 6%, to $32.4 million when compared to the three months ended September 30, 2015. Total cost of revenues for the nine months ended September 30, 2016 increased by $5.6 million, or 6%, to $94.4 million when compared to the nine months ended September 30, 2015. This increase primarily resulted from the acquisition of the international reseller channel of Melbourne IT and the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of September 30, 2016 increased to $60.9 million from $58.5 million as of September 30, 2015.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, increased by $0.4 million or 5% to $9.6 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service cost of revenue which grew by $0.3 million to $6.9 million as compared to the three months ended September 30, 2015. The growth in Ting mobile service costs during the quarter was slowed by the supplier cost reductions we announced in August 2016. These reductions are expected to impact both Ting mobile service revenue and cost growth rates going forward. In addition, we incurred costs of $0.5 million in provisioning high speed Internet access, Internet hosting and network consulting services during the three months ended September 30, 2016, up $0.1 million when compared to the three months ended September 30, 2015.

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, increased by $3.4 million or 14% to $28.4 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service cost of revenue which grew by $3.1 million to $21.0 million as compared to the nine months ended September 30, 2015. In addition, we incurred costs of $1.4 million in provisioning high speed Internet access, Internet hosting and network consulting services during the nine months ended September 30, 2016, an increase of $0.3 million when compared to the nine months ended September 30, 2015.

Wholesale

Costs for Wholesale for the three months ended September 30, 2016 increased by $1.4 million, or 8%, to $19.4 million when compared to the three months ended September 30, 2015. Costs for Wholesale for the nine months ended September 30, 2016 increased by $1.3 million, or 2%, to $55.6 million when compared to the nine months ended September 30, 2015. For the three months ended September 30, 2015, costs for Wholesale increased year over year due to the acquisition of the international reseller channel of Melbourne IT on April 1, 2016 and for the nine months ended September 30, 2016, this increase was partially offset by the migration of a handful of large, low margin customers to their own accreditations and to a lesser extent higher registry rebates and favorable foreign exchange impacts.

Retail

Costs for Retail for the three months ended September 30, 2016 increased by $0.3 million, to $1.7 million when compared to the three months ended September 30, 2015. Costs for Retail for the nine months ended September 30, 2016 increased by $1.0 million, to $5.0 million when compared to the nine months ended September 30, 2015. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three and nine months ended September 30, 2016 remained relatively flat at $0.1 million and $0.5 million, respectively, when compared to the three and nine months ended September 30, 2015.

Network Expenses

Network costs for the three months ended September 30, 2016 declined by $0.2 million to $1.6 million when compared to the three months ended September 30, 2015. Costs for Network Access Services for the nine months ended September 30, 2016 remained relatively flat at $4.9 million when compared to the nine months ended September 30, 2015.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing non-personnel expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales and marketing	$5,479,445	$4,517,666	$15,174,619	$12,548,415
Increase over prior period	$961,779		$2,626,204
Increase - percentage	21%		21%
Percentage of net revenues	11%	10%	11%	10%

Sales and marketing expenses for the three months ended September 30, 2016 increased by $1.0 million, or 21%, to $5.5 million when compared to the three months ended September 30, 2015. This increase related primarily to an increase of $0.6 million in marketing expenditures largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce and travel related expenses of $0.5 million primarily related to network access growth. The increase in workforce costs was partially offset by our recognizing a provision of $0.1 million under our overachievement bonus program during the three months ended September 30, 2015, which was not repeated in fiscal 2016.

Sales and marketing expenses for the nine months ended September 30, 2016 increased by $2.6 million, or 21%, to $15.2 million when compared to the nine months ended September 30, 2015. This increase related primarily to an increase of $1.9 million in marketing spend largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce and travel related expenses of $1.3 million primarily related to network access growth. The increase in workforce costs was partially offset by our recognizing a provision of $0.6 million under our overachievement bonus program during the nine months ended September 30, 2015, which was not repeated in fiscal 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technical operations and development	$1,270,107	$1,101,581	$3,445,118	$3,405,052
Increase over prior period	$168,526		$40,066
Increase - percentage	15%		1%
Percentage of net revenues	3%	2%	2%	3%

Technical operations and development expenses for the three months ended September 30, 2016 increased by $0.2 million, or 15%, to $1.3 million when compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, expenses remained relatively flat when compared to the nine months ended September 30, 2015.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
General and administrative	$2,166,217	$2,607,917	$7,497,752	$7,826,405
Decrease over prior period	$(441,700)		$(328,653)
Decrease - percentage	(17)%		(4)%
Percentage of net revenues	4%	6%	5%	6%

General and administrative expenses for the three months ended September 30, 2016 decreased by $0.4 million, or 17%, to $2.2 million when compared to the three months ended September 30, 2015. This decrease was primarily the result of a reduction in workforce related costs of $0.5 million when compared to the three months ended September 30, 2015. This decrease in workforce related costs was largely attributable to our recognizing a provision of $0.1 million under our overachievement bonus program during the three months ended September 30, 2015, which was not repeated in fiscal 2016 and the reversal of a $0.3 million overachievement bonus program provision in the three months ended September 30, 2016. This decrease was partially offset by professional fees, credit card processing fees, facility costs, investor relations, and stock-based compensation increasing by $0.1 million, primarily to support the growth of network access services. During the three months ended September 30, 2016 and 2015, we experienced losses of less than $0.1 million on foreign exchange revaluation of our foreign denominated monetary assets and liabilities.

General and administrative expenses for the nine months ended September 30, 2016 decreased by $0.3 million, or 4%, to $7.5 million, when compared to the nine months ended September 30, 2015. This was primarily the result of workforce related costs decreasing by $1.0 million. This decrease in workforce related costs was largely attributable to our recognizing a provision of $0.7 million under our overachievement bonus program during the nine months ended September 30, 2015, which was not repeated in fiscal 2016, and the reversal of a $0.3 million overachievement bonus program provision in the nine months ended September 30, 2016. Further, during the nine months ended September 30, 2016, we experienced a gain of $0.1 million on foreign exchange revaluation of our foreign denominated monetary assets and liabilities as compared to a loss of $0.2 million for the nine months ended September 30, 2015, decreasing expenses by $0.3 million. These decreases were offset by professional fees, credit card processing fees, facilities and stock-based compensation increasing by $1.0 million, primarily to support the growth of network access services when compared to the nine months ended September 30, 2015.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Depreciation of property and equipment	$178,687	$63,790	$328,877	$185,074
Increase over prior period	$114,897		$143,803
Increase - percentage	180%		78%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs are up $0.1 million for the three and nine months ended September 30, 2016 and September 30, 2015, to $0.2 million and $0.3 million, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amortization of intangible assets	$279,126	$56,997	$613,041	$167,209
Increase over prior period	$222,129		$445,832
Increase - percentage	390%		267%
Percentage of net revenues	1%	0%	0%	0%

Amortization of intangible assets for the three and nine months ended September 30, 2016 increased $0.2 million and $0.4 million, respectively, due to the amortization impact of the acquisitions of the BRI Group in February 2015 and the acquisition of the international reseller channel of Melbourne IT in April 2016.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment of indefinite life intangible assets	$2,866	$18,550	$27,745	$68,848
Decrease over prior period	$(15,684)		$(41,103)
Decrease - percentage	(85)%		(60)%
Percentage of net revenues	0%	0%	0%	0%

As part of our normal renewal process during the three and nine months ended September 30, 2016 we assessed that certain domain names acquired in the September 2006 acquisition of Mailbank.com Inc. should not be renewed and should be allowed to expire. Accordingly, these domain names, with a book value of $2,886 and $27,745 for the three and nine months ended September 30, 2016, respectively have been written off and recorded as an impairment of indefinite life intangible assets. During the three and nine months ended September 30, 2015, domain names with a book value of $18,550 and $68,848 respectively, were written off and recorded as an impairment of indefinite life intangible assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(Gain) loss on currency forward contracts	$22,475	$352,738	$(96,993)	$681,988
Decrease over prior period	$(330,263)		$(778,981)
Decrease - percentage	(94)%		(114)%
Percentage of net revenues	0%	1%	(0)%	1%

As of September 30, 2016, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2016. The impact of the fair value adjustment on outstanding contracts resulted in an unrealized net gain of $20,114 for the three months ended September 30, 2016 compared to an unrealized net loss of $0.1 million for the three months ended September 30, 2015. In addition, the impact of the fair value adjustment on matured contracts resulted in a $42,589 realized loss upon settlement of currency forward contracts for the three months ended September 30, 2016 and a realized loss of $0.3 million for the three months ended September 30 2015.

The impact of the fair value adjustment on outstanding contracts for the nine months ended September 30, 2016 was an unrealized net gain of $0.3 million, compared to an unrealized net loss of $0.2 million for the nine months ended September 30, 2015. In addition, the impact of the fair value adjustment on matured contracts was increased by a realized loss upon settlement of currency forward contracts of $0.2 million for the nine months ended September 30, 2016, compared to a realized loss of $0.5 million during the nine months ended September 30, 2015.

At September 30, 2016, our balance sheet reflects a net derivative instrument liability of $0.1 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Other income (expense), net	$(5,021)	$(78,959)	$85,919	$(161,136)
Decrease over prior period	$73,938		$247,055
Decrease - percentage	94%		153%
Percentage of net revenues	(0)%	(0)%	0%	(0)%

Other expense during the three months ended September 30, 2016 was $5,021 as compared to $0.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, Other income was $0.1 million as compared to Other expenses of $0.2 million for the nine months ended September 30, 2015. Other expense consists primarily of the interest we incur in connection with our credit facility with the Bank of Montreal and the Royal Bank of Canada (as discussed below), which was partially offset by the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Provision for income taxes	$2,492,649	$1,834,400	$6,476,012	$4,926,189
Increase in provision over prior period	$658,249		$1,549,823
Increase - percentage	36%		31%
Effective tax rate	34.5%	36.7%	32.8%	37.3%

For the three months ended September 30, 2016, we recorded a provision for income taxes of $2.5 million on income before income taxes of $7.2 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the three months ended September 30, 2015, we recorded a provision for income taxes of $1.8 million on income before taxes of $5.0 million, using an estimated effective tax rate for the 2015 fiscal year.

 For the nine months ended September 30, 2016, we recorded a provision for income taxes of $6.5 million on income before income taxes of $19.7 million, using an estimated effective tax rate for Fiscal 2016 adjusted for certain minimum state taxes. Comparatively, for the nine months ended September 30, 2015, we recorded a provision for income taxes of $4.9 million on income before taxes of $13.2 million, using an estimated effective tax rate for the 2015 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of September 30, 2016 and as of December 31, 2015, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2016 and December 31, 2015, respectively.

ADJUSTED EBITDA

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The adjusted EBITDA definition is the result of two revisions:

●

In response to the clarification guidance provided by the SEC Compliance & Disclosure Interpretations regarding Non-GAAP Measures, updated on May 17, 2016, we revised our definition of adjusted EBITDA to eliminate the adjustment for the effect of net deferred revenue. Prior to the second quarter of 2016, our adjusted EBITDA definition included an adjustment which removed the effect of net deferred revenue, which comprised the change in deferred revenue, net of prepaid domain name registry and other Internet services fees.

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

The adjusted EBITDA definition has been used to assess Company performance since the second quarter of 2016, and will be used to assess Company performance for 2016 and future periods. In this Quarterly Report on Form 10-Q, unless otherwise indicated, “adjusted EBITDA” has the meaning set forth in the revised definition.

In accordance with the clarification guidance provided by the SEC Compliance & Disclosure Interpretations, Non-GAAP Measures updated on May 17, 2016, prior period Adjusted EBITDA amounts presented herein have been recast to reflect the above described revisions.

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016 (unaudited)	2015 (unaudited)	2016 (unaudited)	2015 (unaudited)

Net income for the period	$4,741	$3,159	$13,250	$8,278
Depreciation of property and equipment	457	388	1,305	989
Amortization of intangible assets	293	69	650	194
Impairment of intangible assets	3	19	28	69
Interest expense, net	135	79	302	161
Provision for income taxes	2,493	1,834	6,476	4,926
Stock-based compensation	195	129	586	378
Unrealized loss (gain) on change in fair value of forward contracts	(20)	99	(292)	160
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	278	24	493	284

Adjusted EBITDA	$8,575	$5,800	$22,798	$15,439

Adjusted EBITDA increased to $8.6 million and $22.8 million in the three and nine months ended September 30, 2016 from $5.8 million and $15.4 million in the three and nine months ended September 30, 2015, respectively. The increase in adjusted EBITDA from period to period was primarily driven by the growth in Ting mobile services.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended September 30, 2016 was a net loss in other comprehensive income of $0.1 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended September 30, 2015 was a net loss in other comprehensive income of $0.7 million. The impact of the fair value adjustment on outstanding hedged contracts for the nine months ended September 30, 2016 was a gain of $0.5 million compared to a net loss of $1.7 million for the nine months ended September 30, 2015.

The net amount reclassified to earnings during the three months ended September 30, 2016 was a loss of $0.1 million compared to a loss of $0.4 million during the three months ended September 30, 2015. The net amount reclassified to earnings during the nine months ended September 30, 2016 was a loss of $0.5 million compared to a loss of $1.2 million during the nine months ended September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss)	$73,091	$(360,006)	$1,063,242	$(570,888)
Increase over prior period	$433,097		$1,634,130
Increase - percentage	120%		286%
Percentage of net revenues	0%	(1)%	1%	(0)%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, our cash and cash equivalents balance increased by $2.8 million to $10.5 million when compared to December 31, 2015. Our principal sources of liquidity during the nine months ended September 30, 2016 resulted from cash provided by operating activities of $12.7 million, advances of $11.0 million on the 2016 Credit Facility to repay balances outstanding of the 2012 Demand Loan Facilities and to fund Fiber to the Home program (“FTTH”) capital expenditures, and the proceeds from a $6.0 million draw on the 2012 Demand Loan Facilities to fund the Melbourne IT reseller channel acquisition. These sources of liquidity were offset by $9.5 million in principal repayments on the 2012 Demand Loan Facilities, our repurchasing 308,416 of our shares for $7.2 million through our open market stock buyback that commenced on February 9, 2016, the acquisition of the international reseller channel Melbourne IT for total consideration and transaction costs of $6.2 million and continued investment in property and equipment of $3.9 million.

On August 18, 2016, the Company entered into a secured Credit Agreement (the “2016 Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”) and Royal Bank of Canada (collectively with BMO, the “Lenders”) to establish a credit facility (the “2016 Credit Facility”) that refinanced and replaced the Company's prior credit facility with BMO.

The 2016 Credit Facility provides us with access to an aggregate of up to $75 million in funds (inclusive of a $15 million accordion facility) that is available through a $5 million revolving credit facility (“Facility A”); a $15 million revolving reducing term facility (“Facility B”); and a $40 million non-revolving facility (“Facility C”) as well as a $3.5 million treasury risk management facility. As at September 30, 2016, there was no outstanding balance under Facility A, $6.0 million outstanding on Facility B and $5.0 million outstanding under Facility C. The 2016 Credit Facility expires on August 17th, 2021.

In accordance with the terms of the 2016 Credit Facility, Facilities A, B and C accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s Total Funded Debt to EBITDA ratio . Facility A is for general working capital and general corporate requirements. It requires interest only monthly payments and a final principal payment due upon maturity of the 2016 Credit Facility. The purposes of Facility B and C are to support share repurchases, acquisitions and capital expenditures associated with the Company’s FTTH program. Under the repayment terms for Facilities B and C, the amortization periods are based on the purposes of the loan as follows: borrowings for share repurchases are repaid over four years, borrowings for acquisitions are repaid over five years and borrowings for FFTH capital expenditures are repaid over seven years.

The 2016 Credit Facility provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2016 Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2016, we held contracts in the amount of $5.0 million to trade U.S. dollars in exchange for Canadian dollars.

The 2016 Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of September 30, 2016, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2016 was $12.7 million, as compared to $12.0 million during the nine months ended September 30, 2015.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2016 was $13.3 million. Net income included non-cash charges and recoveries of $3.6 million such as depreciation, amortization, impairment of indefinite life intangible assets, stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital used $4.2 million. Positive contributions of $8.4 million from movements in income taxes recoverable, deferred revenue and customer deposits were offset by $12.6 million utilized in changes from accounts receivables, accounts payables, inventories, prepaid expenses and domain registry fees and accrued liabilities.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2016 totaled $0.3 million as compared to cash outflows of $12.5 million during the nine months ended September 30, 2015. Net cash inflows of $11.0 million resulting from draws on the 2016 Credit Facility to repay balances outstanding of the 2012 Demand Loan Facilities and to fund FTTH capital expenditures, the proceeds from a $6.0 million draw on the 2012 Demand Loan Facilities to fund the Melbourne IT reseller channel acquisition, and a $0.5 million inflow from the net impact of exercise of stock options These cash inflows were partially offset by outflows of $7.2 million resulting from the repurchasing of 308,416 of our shares during the nine months through our open market stock buyback that commenced on February 9, 2016, principal repayments of $9.5 million relating to our 2012 Demand Loan Facilities and $0.5 million of discount and debt issuance costs.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2016 used net cash of $10.2 million as compared to generating $4.2 million during the nine months ended September 30, 2015.

On April 1st, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The consideration was funded through a $6.0 million draw on the 2012 DLR loan on March 31, 2016.

 In addition, the Company invested $3.9 million in property and equipment, primarily to support the continued expansion of our fiber footprint.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our contractual obligations.

As of September 30, 2016, there have been no other material changes to those contractual obligations outside the ordinary course of business, except for the Company entering into a new credit facility agreement replacing previous demand loan facilities as described in Note 6.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2016. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2016, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2016	$4,952,500	1.2885	85,769
	$4,952,5000	1.2885	$85,769

As of September 30, 2016, we had $5 million of outstanding foreign exchange forward contracts which will convert to CDN $6.4 million. Of these contracts, $4.3 million met the requirements for hedge accounting (as of September 30, 2015, of $31.0 million such contracts, $26.4 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2016. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2016 of approximately $0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation as of September 30, 2016 management has concluded that our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that may yet be purchased under the Plans or Programs

July 1 - July 31, 2016	—	$—	—	$—
August 1 - August 31, 2016	—	—	—	—
September 1 - September 30, 2016	—	—	—	—
	—	$—	—	$—

On February 9, 2016, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and will terminate on or before February 9, 2017. No shares were repurchased under this program during the three months ended September 30, 2016.

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

10.1	Credit Agreement, dated as of August 18, 2016, by and among Tucows.com Co., Ting Fiber, Inc, Ting Inc, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal and Royal Bank of Canada, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 19, 2016).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2016	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Michael Cooperman
Michael Cooperman Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1	Credit Agreement, dated as of August 18, 2016, by and among Tucows.com Co., Ting Fiber, Inc, Ting Inc, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal and Royal Bank of Canada, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 19, 2016).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

* Filed herewith.

† Furnished herewith.