Form 10-K
period 2016-12-31
TUCOWS INC /PA/
filed 2017-03-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2016, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $213.9 million. Such aggregate market value was computed by reference to the closing sale price per share of $24.36 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than ten percent of the outstanding shares of common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 3, 2017, was 10,489,639.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2016

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (this “Annual Report”). All other service marks, trademarks and trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows Inc. (the “Company”, “we”, “us” “Tucows” or “our”) with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile and fixed Internet access subscriber growth and retention rates, the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential global top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief that the market for domain name registration will trend upward gradually and may be affected by market volatility; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the effectiveness of our intellectual property protection, including our ability to license proprietary rights to network partners and to register additional trademarks and service marks; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax benefit and the timing or completion of certain audits of our US, Canadian and German tax returns; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Changes in the nature of key strategic relationships with our Mobile Virtual Network Operator ("MVNO") partners;

•

The effects of vigorous competition on a highly penetrated mobile telephony market, including the impact of competition on the price we are able to charge subscribers for services and devices and on the geographic areas served by our MVNO partner wireless networks;

•	Our ability to manage any potential increase in subscriber churn or bad debt expense;

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•

Our ability to invest in the build-out of fiber networks into selected towns and cities to provide Internet access services to residential and commercial customers while maintaining the development and sales of our established services;

•	Our ability to effectively integrate acquisitions, including the acquisition of eNom, Incorporated in January 2017;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services, Internet hosting and network consulting services.

Our mobile services are primarily distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories (“Ting Mobile”) to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care.

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina; Westminster, Maryland; and Charlottesville, Virginia. Our primarily sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. We also derive revenue from providing Internet hosting and network consulting services to business customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 15.0 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, SSL certificates, and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

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

On January 20, 2017, the Company entered into a Stock Purchase Agreement to acquire eNom, Incorporated, domain registration wholesale and retail company, from Rightside Group, Ltd. Please see "Note 16(a) – Subsequent Events" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Additional information about segments can be found in “Note 17 – Segment information” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Net Revenues

Network Access Services

Mobile Service

We derive revenue from Ting Mobile’s sale of retail mobile phones, accessories and services to individuals and small businesses nationally. Revenues are generated primarily through the Ting website with telephony services charged on a monthly post-paid basis with no fixed contract term, with a significant portion of our customers having multiple devices on their accounts.

Fixed high-speed Internet Service

The Company also derive revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina; Westminster, Maryland; and Charlottesville, Virginia. Our primarily sales channel of Ting Internet is through the Ting website with monthly no fixed term contracts. Revenue from hardware and installation is recognized at time of delivery. We also derive revenue from providing Internet hosting and network consulting services to business customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015.

Domain Services

Wholesale - OpenSRS Domain Service

Historically, our OpenSRS Domain Service constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration.

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

For information about geographic areas, see “Note 17 – Segment information” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report

Intellectual Property

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

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (OpenSRS, Hover and Ting) may experience reduced demand during these times. For example, our experience shows that new domain registrations decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results. For Ting Mobile, we see increased gross activation and churn activity in late summer as part of back-to-school activities as well as the holiday season in December.

Competition

Our competitors may be divided into the following groups:

•	US Mobile Phone Service providers such as AT&T, Verizon, T-Mobile and Sprint, who primarily compete with Ting Mobile Services.

•	US Broadband providers such as Comcast, Verizon and CenturyLink, who primarily compete with Ting Internet Services.

•	Retail-oriented domain registrars, such as GoDaddy and Web.com who compete with our Reseller customers in Wholesale Domain Services and with Hover.

•	Wholesale-oriented domain registrars, such as GoDaddy, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Microsoft, Bluetie and MailTrust.

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

We believe the primary competitive factors in our Network Access Services are:

•	Providing superior customer service experience

•	Providing a simple and friendly user experience through more usable web and application interfaces and more fair and transparent pricing;

•	Being agnostic on telephony and internet hardware, including phones and network routers; and

•	Providing superior technology, speed and reliability with fiber to the home services

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

Employees

As of December 31, 2016, we had approximately 375 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

Our principal place of business is located in Canada.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located at 96 Mowat Avenue, Toronto, Ontario, M6K 3M1 Canada. Our telephone number is (416) 535-0123. We have offices in Germany and the United States of America.

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

Executive Officers and Key Employees of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	54	President and Chief Executive Officer
Michael Cooperman	65	Chief Financial Officer
David Woroch	54	Executive Vice President, Domains
Kenneth Schafer	57	Executive Vice President, Chief Information Officer
Carla Goertz	59	Executive Vice President, Human Resources
Michael Goldstein	45	Vice President, Sales and Marketing
Jody Stocks	52	Vice President, Engineering
Ross Rader	45	Vice President, Customer Experience

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

Kenneth Schafer has served as our Executive Vice President, Chief Information Officer since September 2, 2016, having previously served as Executive Vice President, Products since 2009. Mr. Schafer joined Tucows in 2006 as VP Marketing. Prior to joining Tucows, Mr. Schafer worked as an independent strategic Internet consultant for eight years.

Carla Goertz has served as Executive Vice President of Human Resources since June of 2009, having joined Tucows in 2005 as a Vice President of Human Resources. Prior to Joining Tucows, Mrs. Goertz had held several senior roles, as VP Human Resources and Administration at Systems Xcellence Inc., and Castek Software Inc., as well as Director of Human Resources at Tech Data Canada Corp. Carla received her CHRP in 1994 and was educated at Sheridan College.

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

Ross Rader has served as Vice President, Customer Experience since 2012, he leads our customer service and support organization. In 2000, as our Director of Assigned Names, Ross helped launch Tucows OpenSRS service. In 2005, as General Manager, Retail Services he oversaw Tucows’ retail domain operations, including the development and launch of Hover in 2008.

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

Risks Related to Our Business and Industry

Risks Related to Network Access Services

Competition in the wireless and broadband industries could adversely affect Ting’s revenues and profitability.

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with (1) facilities-based wireless communications providers and their prepaid affiliates or brands, including Verizon, AT&T, Sprint and T-Mobile; and (2) other MVNOs.

Ting’s Internet services in local markets also face some competition from established incumbent cable TV and broadband providers, which could increase as Ting gains market share.

Most of our wireless and Internet service competitors have substantially greater financial, technical, personnel and marketing resources and a larger market share than we do, and we may not be able to compete successfully against them. Due to their size and bargaining power, our larger wireless competitors obtain discounts for facilities, equipment, handsets, content, and services, potentially placing us at a competitive disadvantage. As consolidation in the industry creates even larger competitors, our competitors’ purchasing advantages may increase further, hampering our efforts to attract and retain customers. Certain of our wireless competitors may also use their ownership of local wireline and wireless telecommunications facilities to introduce service features and calling plans, such as free wireless-to-landline calls, that we are unable to offer at similar cost. Their larger wireless customer bases may make discounted or free in-network calling (that we do not offer currently) or unlimited voice and data plans more attractive than any similar service that we may offer.  Our Internet competitors may offer additional products and services, such as TV, VOIP, home security and other services that customers may seek as a bundled package, and that we do not currently offer. They may also better serve the mid-market in the short-term with Internet offerings that are lower-priced than Ting’s gigabit package, for a lower tier of service. This may impact our ability to gain significant market share from these competitors.

Ting has a short operating history which may not be indicative of our future performance and, if our revenue and earnings growth are not sustainable, we may not be able to generate the earnings necessary to fund our operations or continue to grow our business.

We launched Ting Mobile nationally in 2012 and Ting Internet in 2015. Consequently, Ting has a limited operating and financial history upon which to evaluate its business model, financial performance and ability to succeed in the future. You should consider its prospects in light of the risks it may encounter, including risks and expenses faced by a new business competing in rapidly evolving and highly competitive markets. Ting cannot be certain that its Mobile Virtual Network Operator (“MVNO”) business model, Internet business model or any specific products or services will be profitable or competitive in the long-term against larger, facilities-based wireless providers, other MVNOs or local cable and Internet competitors. Ting also cannot predict whether its MVNO model or Internet model will allow it to offer the services that customers may demand in the future. If Ting is unable to achieve sufficient revenues and earnings from operations, its financial results will be adversely affected and it may not have sufficient cash to fund its current operations or sustain its continued growth.

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

As competition in the U.S. wireless communications industry has increased, providers have lowered prices or increased the number of minutes, messages and/or data units available under monthly service plans, including increasing offers of unlimited usage plans, to attract or retain customers. To remain competitive with existing and future competitors, we may be compelled to offer greater subsidies for our handsets, reduce the prices for our services or increase the minutes, messages and/or data units that we offer under our postpaid monthly plans. Any subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. Lower handset prices may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without long-term contracts may change their wireless providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows.

Currently Ting Internet's pricing for its gigabit package offers significantly superior value to consumers compared to our competitors. The biggest competitive pressure to impact Ting may be lowering the price of the gigabit package or creating a lower-priced, reduced service mid-tier package to compete for market share in the large price-sensitive market segment.

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

Currently there is no broadband access technology that comes close to the speed, reliability, scalability and value of fiber-optics. However, it’s possible that another medium that’s either better or more cheaply/easily deployed could be developed in the longer term, or wireless could be improved enough to supplant the need for fiber in certain types of installations, like multi-family units, that would impact Ting’s ability to continue grow.

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

Our dependence on our Network Operators is not limited to our use of their nationwide networks. We rely on them and their third-party affiliates for other critical operational matters, including:

●	mobile voice, data and text usage information of our customers;

●	continued expansion and improvement of their nationwide networks and their third-party affiliates’ networks, which is expected to require additional investment;

●	deployment of upgrades and maintenance of their nationwide networks;

●	maintenance by our Network Operators of their relationships with their third-party affiliates;

●	maintenance by our Network Operators and their third-party affiliates of FCC authorizations in good standing;

●	integration of new services into their nationwide networks;

●	certification of new handsets for use on their nationwide networks;

●	compliance with FCC, state E911 and other regulatory requirements;

●	obtaining telephone numbers;

●	maintenance of interconnection agreements; and

●	compliance with applicable laws and regulations.

Ting Mobile competes with Network Operators’ products and services, and we can provide no assurance of our continued partnership with the Network Operators.

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

We may not be able to realize the benefits of our fiber investments in the short or medium term

We have invested and expect to continue to invest in new fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH network via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services. Such FTTH investments may involve risks and uncertainties, including: insufficient revenues from such investments in the short and medium term to offset any new commitments assumed and expenses associated with these new investments; inadequate return of capital on our investments; inability to obtain the appropriate technical and operational resources; and unanticipated local or federal regulatory changes that could cause us to fail to realize the anticipated benefits of such investments. Because these new FTTH deployments are inherently risky, no assurance can be given that such investments will be successful and will not adversely affect our financial condition and operating results.

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

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

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

We currently license many third-party technologies and may need to license further technologies which could delay and increase the cost of product and service developments.

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

We face additional risks as a result of our acquisition of eNom, Incorporated, or eNom, in January 2017 and may be unable to integrate our businesses successfully and such integration could result in unforeseen operating difficulties and require significant resources.

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in operating difficulties requiring significant resources:

●

if we are unable to successfully integrate the benefit plans, information technology, duties and responsibilities, and other factors of interest to the management and employees of eNom, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;

●	if we fail to achieve the anticipated benefits of the acquisition in a timely manner, or at all;
●	if we are unable to implement and retain uniform standards, controls, policies, procedures and information system; and
●

if the integration process causes any delays with the delivery of our services and products, or the quality of those services and products, we could lose customers, which would reduce our revenues and earnings.

Notwithstanding the due diligence investigation we performed in connection with the acquisition, eNom may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection. While we performed significant due diligence on eNom, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by eNom and its representatives when conducting due diligence and evaluating the results of such due diligence.

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations

In January 2017, we amended and increased our existing credit facilities to $140 million from $60 million in order to complete the acquisition of eNom. As of March 3, 2017, our outstanding debt under our credit facility was $97.7 million. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. If our operations do not generate sufficient cash flow to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

The agreements governing our indebtedness and other financing arrangements include restrictive covenants that limit our operating flexibility.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our or our subsidiaries' ability to engage in some transactions, including the following:

●	incurring additional indebtedness and issuing stock;
●	paying dividends, redeeming capital stock, or making other restricted payments or investments;
●	selling or buying assets, properties, or licenses;
●	developing assets, properties, or licenses that we have or in the future may procure;
●	creating liens on assets; and
●	engaging in mergers, acquisitions, business combinations, or other transactions.

These restrictions could limit our ability to react to changes in our operating environment or the economy. Any future indebtedness that we incur may contain similar or more restrictive covenants. Any failure to comply with the restrictions of our debt agreements may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders the right to terminate any commitments they had made to provide us with further funds and to require us to repay all amounts then outstanding. Any of these events would have a material adverse effect on our business, financial condition, and operating results.

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

A large number of legislative proposals are pending before the United States Congress, various state legislative bodies and foreign governments concerning data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still unsettled. We cannot guarantee that our current information-collection procedures and disclosure policies will be found to be in compliance with existing or future laws or regulations. If our policies and procedures are found not to be in compliance, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could in turn have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We may be accused of intellectual property infringement of the technology we have employed to support both our back-end platform and the products and services we offer to and through our resellers and may be sued for damages caused by actual use of the platforms or products and services and we may be required to pay substantial damage awards.

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

Ting may lose customers if it fails to keep up with rapid technological change occurring in the wireless or broadband industries.

The wireless communications industry is experiencing significant technological change, including ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless broadband data services, shorter development cycles for new products and enhancements, and changes in consumer requirements and preferences. These changes may cause uncertainty about future demand for our wireless and Internet services and may affect the prices that we will be able to charge for these services. Rapid changes in technology, moreover, may lead to the development of wireless communications services or alternative services that consumers prefer over our services, or that we may need to incorporate into our broadband network ecosystem. Our operational performance and financial results may be adversely affected if we are unable to deploy future technologies or services on a timely basis or at an acceptable cost.

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

The FCC licenses currently held by our Network Operators and their third-party affiliates to provide wireless services are subject to renewal and revocation. There is no guarantee that their wireless licenses will be renewed. The FCC requires all wireless licensees to meet certain requirements, including so-called “build-out” requirements, to retain their licenses. Their failure to comply with certain FCC requirements in a given license area could result in the revocation of their wireless license for that geographic area. As Ting expands its Internet business, enters new markets, and considers offering regulated telecommunications services, it takes on additional local, state and federal regulatory and compliance obligations that require additional diligence and resources.

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

In February 2017, the Company’s Board of Directors approved a stock buyback program to repurchase up to $40 million of the Company’s common stock, which can be discontinued at any time. Although this buyback program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,900 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain offices of approximately 14,100 square feet in St Catharines, Ontario, approximately 11,200 square feet in Charlottesville, Virginia, approximately 5,000 square feet in Holly Springs, North Carolina, approximately 4,000 square feet in Starkville, Mississippi, approximately 2,900 square feet in Bonn, Germany and a satellite office in Westminster, Maryland.

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

The following table sets forth the range of high and low sales prices for TCX for the periods indicated:

Year	Fiscal Quarter Ended	High	Low
2016	March 31, 2016	23.21	17.67
	June 30, 2016	26.48	21.47
	September 30, 2016	33.94	24.10
	December 31, 2016	37.00	27.25
2015	March 31, 2015	19.75	17.29
	June 30, 2015	29.73	17.37
	September 30, 2015	32.23	22.29
	December 31, 2015	28.60	19.60

As of March 3, 2017, Tucows had 78 shareholders of record, excluding shareholders whose shares are held in nominee or “street” name by brokers.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2016 and December 31, 2015, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements.

Purchases of equity securities by the issuer and affiliated purchasers

2017 Stock Buyback Program:

On February 28, 2017, the Company's Board of Directors authorized the repurchase of up to $40 million of the Company's common stock at the Company's discretion. The new $40 million buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018. Purchases for this program will be made exclusively through the facilities of the NASDAQ Capital Market. All shares purchased by the Company under this program will be retired and returned to treasury. Repurchases under this program may have included open market purchases, block trades or a combination of such methods. The number of shares purchased and the timing of the purchases depended on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities. The Company may suspend or discontinue the repurchases at any time, including in the event the Company would be deemed to be making an acquisition of its own shares under Rule 13e-3 of the Exchange Act. Subject to applicable securities laws and stock exchange rules, all purchases will occur through the open market and may be in large block purchases. The Company does not intend to purchase its shares from its management team or other insiders.

2016 Stock Buyback Program:

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. The Company repurchased 308,416 shares under this program during the year ended December 31, 2016 for a total $7.2 million.

2015 Stock Buyback Program:

On February 11, 2015, the Company announced a stock buyback program. Under this buyback program, the Company could repurchase up to $20 million of the Company's common stock over the 12-month period that commenced on February 11, 2015. The Company repurchased 868,549 shares under this program during the year ended December 31, 2015 for a total of $20.0 million.

Modified Dutch Tender Offers:

On January 7, 2015, we successfully concluded a modified “Dutch auction tender offer” that was announced in December 2014. Under the terms of the offer, we repurchased an aggregate of 193,907 shares of our common stock at a purchase price of $18.50 per share, for a total of $3,587,280, excluding transaction costs of approximately $70,000. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired.

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

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Year Ended December 31,
	2016	2015	2014
Common stock repurchased on the open market or through tender offer
Number of shares	308,416	1,062,456	79,392
Aggregate market value of shares (in thousands)	$7,180	$23,616	$1,182
Average price per share	23.28`	$22.23	$14.89

Common stock received in connection with share-based compensation
Number of shares	25,572	99,675	—
Aggregate market value of shares (in thousands)	$634	$2,335	$—
Average price per share	$24.80	$23.42	$—

The following schedule sets forth the purchase activity for each month during the three months ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED December 31, 2016

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 through October 31, 2016	-	$-	-	$-
November 1 through November 30, 2016	-	-	-	-
December 1 through December 31, 2016	-	-	-	-
Total	-	$-	-	-

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2011.

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	For the year ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data

Revenue	$189,819	$171,687	$146,509	$129,264	$114,702
Total cost of revenues	126,765	119,629	107,115	98,508	88,518
Sales and marketing	20,755	17,394	14,236	11,470	8,677
Technical operations and development	4,495	4,503	4,306	4,159	4,303
General and administrative	11,405	10,662	9,459	7,524	6,611
Depreciation, amortization and impairment of indefinite life intangible assets	1,451	690	1,400	1,092	1,085
Loss (gain) on currency forward contracts	(99)	793	358	357)	(683)
Total other income (expense), net	66	(73)	(207)	(355	337
Income before provision for income taxes	25,113	17,943	9,428	5,800	6,429
Provision for (recovery of) income taxes	9,046	6,569	3,054	1,619	2,004
Net income	$16,067	$11,374	$6,374	$4,180	$4,525

Net income per share attributable to common stockholders
Basic	$1.53	$1.04	$0.57	$0.40	$0.39
Diluted	$1.50	$1.00	$0.54	$0.37	$0.36

Weighted average shares used in computing net income per share
Basic	10,525	10,969	11,221	10,468	11,458
Diluted	10,714	11,360	11,730	11,281	12,284

	At December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Cash and cash equivalents	$15,105	$7,723	$8,271	$12,419	$6,416
Prepaid domain name registry and ancillary services fees	60,390	55,749	56,380	56,048	57,489
Total assets	154,413	129,130	125,795	121,353	118,773
Deferred revenue	77,849	71,594	71,106	70,018	71,000
Debt	10,249	3,500	0	6,300	3,700
Total liabilities	116,596	102,801	90,153	94,436	92,223
Total stockholders' equity	$37,817	$26,329	$35,642	$26,917	$26,550

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the "Company", "we", "us", "Tucows" or "our") as at December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

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

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet. We accomplish this by reducing the complexity our customers’ experience as they access the Internet (at home or on the go) or Internet services such as domain name registration, email, mobile telephony services and other Internet services. We are organized and managed based on two segments, Network Access Services and Domain Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our principal place of business is located in Canada. We manage our business as segments, Network Access Services, which primarily derives revenue from the sale of retail mobile phones, telephony services and high speed Internet access to individuals and small businesses, and Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue and cost of revenues for each of our segments in order to gain more depth and understanding of the key business metrics driving our business. In January 2017, we acquired eNom, Incorporated, a domain registration wholesale and retail company and from the Rightside Group, Ltd. Please see Subsequent events note 16(a).

For the years ended December 31, 2016, 2015 and 2014, we reported revenue of $190 million, $172 million and $147 million, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as provides high speed Internet access, Internet hosting and network consulting services to customers in select cities in the United States. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of December 31, 2016, Ting managed mobile telephony services for approximately 151,000 subscribers and had approximately 245,000 devices under management.

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

Wholesale, primarily branded as OpenSRS, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS Domain Service manages 14.9 million domain names under the Tucows ICANN registrar accreditation and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and reseller billing services. All of these services are made available to end-users through a network of over 13,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue from the bulk sale of domain names and advertising from the OpenSRS Domain Expiry Stream.

Retail, primarily our Hover website, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our Personal Names Services – based on over 36,000 surname domains – that allows roughly two-thirds of Americas to purchase an email address based on their last name.

Portfolio generates advertising revenue from our domain name portfolio and from our advertising-supported website, tucows.com. We also generate revenue by offering names in our domain portfolio for resale via our reseller network and other channels. In addition, we generate revenue from the payments for the sale of rights to gTLD strings under the New gTLD Program.

KEY BUSINESS METRICS and Non-GAAP Measure

We regularly review a number of business metrics, including the following key metrics and non-GAAP measure to, assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following tables set forth the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Adjusted EBITDA

Tucows reports all financial information in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that this non-GAAP information enhances investors' overall understanding of our financial performance. Please see discussion of adjusted EBITDA in the Results from operations section below.

Network Access Services	Year ended December 31, (1)
	2016	2015	2014
	(in 000’s)

Ting Mobile subscribers under management	151,000	128,000	94,000
Ting Mobile devices under management	245,000	202,000	147,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

	Year ended December 31, (1)
	2016	2015	2014
		(in ‘000’s)
Total new, renewed and transferred-in domain name registrations provisioned	9,950	9,133	9,110
Domain names under management
Registered using the Tucows Registrar Accreditation	11,355	10,173	10,200
Registered using our Resellers’ Registrar Accreditations	3,537	3,163	3,329
Total domain names under management	14,892	13,336	13,529

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net revenue discussion below.

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

Net Revenues

Network Access Services

Mobile

We derive revenue from Ting's sale of retail mobile phones and services and provide customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally. Revenues are generated in the United States with a fixed access line charge per device and variable charges based on actual voice, data and text usage. Services are provided on a monthly basis with no fixed contract term.

Other Services

Other services derive revenues from providing fixed high speed internet access to individuals and small businesses in select cities including Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase our fixed Internet access services. Revenues are generated from fixed monthly access charges with a primary focus on the 1 GB unlimited data usage package. Services are provided on a monthly basis with no fixed contract term.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant accounting policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 (“Fiscal 2016”) included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Revenue recognition policy

We earn revenues from the following services:

●	Network Access Services – Ting (sale of retail mobile phones and services, fixed high speed internet access, Internet hosting and network consulting services);

●	Domain Services - Wholesale (OpenSRS Domain Service and OpenSRS Value-Added Services); Retail (Hover) and Portfolio (Domain Portfolio monetization and sales).

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

Revenues from providing fixed high speed internet access in select cities including Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia are recognized when the related services are provided. Services are billed monthly and our billing cycle for each customer is computed based on their activation date and not our reporting period. As a result, we accrue the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period.

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

Revenue from domain portfolio monetization and sales consists primarily of amounts earned for the transfer of rights to domain names and domain related rights that are currently under the Company's control. Collectability of revenues generated is subject to a high level of uncertainty; accordingly, revenues are recognized only when payment is received, except where a fixed contract has been negotiated, in which case revenues are recognized once all the terms of the contract have been satisfied.

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

Valuation of goodwill, intangible assets and long-lived assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2016, we had $21.0 million (2015 - $21 million) in goodwill related to our acquisitions and $20.0 million (2015 - $14.5 million) in intangible assets comprised of indefinite life intangibles of $13.2 million (2015 - $13.2 million) and finite life intangible assets of $6.8 million (2015 - $1.2 million). We report our financial results as two operating segments, Domain Services, being wholesale and retail domain name registration services, value added services and portfolio, and Network Access which derives revenue from the sale of retail mobile phones, telephony services, fixed high speed internet access, Internet hosting and network consulting services. Ninety percent of goodwill relates to our Domain Services operating segment and 10% of goodwill relates to our Network Access segment. Of our goodwill balance, $14.8 million is not deductible for tax purposes. Ninety-seven percent of intangible assets relate to our Domain Services operating segment and 3% of intangible assets relate to our Network Access operating segment.

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

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. During the year, we decided not to renew certain under-performing domain names and an impairment charge of $42,673 was recorded.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2016 and 2015.

We performed a qualitative assessment to determine whether there were events or circumstances which would lead to a determination, whether it is more likely than not, that goodwill and indefinite life intangible assets have been impaired. In performing the qualitative testing, we made an evaluation of the impact of various factors to the expected future cash flows attributable to our operating segments and to the assumed discount rate which would be used to present value those cash flows. Consideration was given to factors such as macro-economic, industry and market conditions including the capital markets and the competitive environment amongst others. We concluded that there were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no further impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2016 and 2015.

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

On a periodic basis, we evaluate the probability that our deferred tax asset balance will be recovered to assess its realizability. To the extent, we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, impacting net income or net loss in the period when such determinations are made.

Recently Issued Accounting Standards

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

During Fiscal 2016, the Company identified an immaterial error that affects the classification of certain marketing program costs. Prior to 2016, the Company recorded the cost for certain marketing credits as Sales and marketing expense, which should have been recorded as a reduction in Net revenue. The discussion presented here correctly reflects these marketing credits as a reduction in Net revenues for all current and comparative periods. This resulted in a decrease in Net revenues, and a corresponding decrease in Sales and marketing expenses of $1.3 million and $1.2 million for Fiscal 2015 and Fiscal 2014, respectively.

The Company has also reclassified certain prior year income statement amounts to conform the current year presentation. As a result of these reclassifications, there were no changes to previously reported net income, comprehensive income and income from operations.

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2016	2015

Network Access Services:
Mobile Services	$70,127,294	$57,685,554
Other Services	3,651,657	3,288,711
Total Network Access Services	73,778,951	60,974,265

Domain Services:
Wholesale
Domain Services	89,009,546	84,934,519
Value Added Services	9,169,721	9,298,978
Total Wholesale	98,179,267	94,233,497

Retail	14,629,949	12,637,498
Portfolio	3,230,765	3,841,519
Total Domain Services	116,039,981	110,712,514

	$189,818,932	$171,686,779
Increase over prior period	$18,132,153
Increase - percentage	11%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2016	2015

Network Access Services:
Mobile Services	37%	35%
Other Services	2%	2%
Total Network Access Services	39%	37%

Domain Services:
Wholesale
Domain Services	46%	49%
Value Added Services	5%	5%
Total Wholesale	51%	54%

Retail	8%	7%
Portfolio	2%	2%
Total Domain Services	61%	63%

	100%	100%

Total net revenues for Fiscal 2016 increased by $18.1 million, or 11%, to $189.8 million from $171.7 million for the fiscal year ended December 31, 2015 (“Fiscal 2015”). Deferred revenue from domain name registrations and other Internet services at December 31, 2016 increased to $77.8 million from $71.6 million at December 31, 2015.

No customer accounted for more than 10% of revenue during Fiscal 2016 or Fiscal 2015, and no customers accounted for more than 10% of accounts receivable as of December 31, 2016 and 2015. Significant management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Mobile and Other Services

Net revenues from Ting mobile phone equipment and services for Fiscal 2016, as compared to Fiscal 2015, increased by $12.4 million or 22% to $70.1 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $12.3 million to $62.5 million as compared to Fiscal 2015. Revenues from the sale of mobile hardware and related accessories increased slightly by $0.1 million to $7.6 million in Fiscal 2016. Mobile hardware and related accessories increase over Fiscal 2015 reflected higher cost device mix in 2016 partially offset by lower volumes.

High speed Internet access, Internet hosting and network consulting services generated $3.7 million in revenue during Fiscal 2016, up $0.5 million from Fiscal 2015. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA in Fiscal 2016. We expect expansions in Westminster, MD and Holly Springs, NC to contribute to revenue in 2017. Increased access revenues were partially offset by ongoing declines in legacy revenues from hosting and network consulting services.

As of December 31, 2016, Ting had 151,000 mobile subscribers and 245,000 mobile devices under its management compared to 128,000 subscribers and 202,000 devices under its management as of December 31, 2015.

Domain Services

Wholesale

During Fiscal 2016, domain services revenue increased by $4.1 million to $89.0 million and the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased to 9.9 million from 9.1 million when compared to Fiscal 2015.  The increase was primarily driven by the acquisition of approximately 1.6 million domains under management from the international reseller channel of Melbourne IT in April 2016.  The increase from the acquisition was somewhat impacted by the continued and ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions that large volume customers make with regard to acquiring their own accreditations, as well as the impact on the market, of the significant expansion in the number of New gTLDs added pursuant to the implementation of ICANN’s New gTLD Program. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage. Primarily for the same factors impacting domain transactions mentioned above, total domains that we manage under our own accreditation increased to 11.4 million as of December 31, 2016, when compared to 10.2 million at December 31, 2015. Also, as of December 31, 2016, total domains that we manage on behalf of other accredited registrars who use our technical systems to process domain registrations with their own accreditation, increased to 3.5 million when compared to 3.2 million at the end of December 31, 2015, primarily as a result of ongoing growth from these customers.

Value-Added Services decreased by $0.1 million to $9.2 million when compared to Fiscal 2015. This decrease was largely due to the decrease in revenue from pay-per-click advertising and the sale of names through the OpenSRS Domain Expiry Stream. The revenue associated with name sales and advertising has experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which may continue.

Retail

Net revenues from Retail for Fiscal 2016, as compared to Fiscal 2015, increased by $2.0 million to $14.6 million. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for Fiscal 2016, as compared to Fiscal 2015, decreased by $0.6 million to $3.2 million. The decrease is primarily related to lower sales of big ticket domains.

COST OF REVENUES

Network Access Services

Mobile

Cost of revenues for mobile services includes the costs of provisioning mobile services (primarily our customers' voice, messaging, data usage provided by our MNOs), the costs of providing mobile phone hardware (the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs).

Other Services

Cost of revenues for Other services includes the costs for provisioning high speed Internet access (network access fees, software licenses), the costs of providing hardware (the cost of network routers sold to our customers, order fulfillment related expenses, and inventory write-downs) and any direct costs incurred in providing web hosting and IT consulting services.

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

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2016	2015

Network Access Services:
Mobile Services	$35,914,882	$32,615,416
Other Services	2,024,801	1,518,153
Total Network Access Services	37,939,683	34,133,569

Domain Services:
Wholesale
Domain Services	72,947,730	70,633,267
Value Added Services	1,918,165	2,023,341
Total Wholesale	74,865,895	72,656,608

Retail	6,765,237	5,494,550
Portfolio	616,147	695,958
Total Domain Services	82,247,279	78,847,116

Network Expenses:
Network, other costs	5,210,500	5,464,777
Network, depreciation and amortization costs	1,367,836	1,183,508
	6,578,336	6,648,285

	$126,765,298	$119,628,970
Increase over prior period	$7,136,328
Increase - percentage	6%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2016	2015

Network Access Services:
Mobile Services	28%	26%
Other Services	2%	1%
Total Network Access Services	30%	27%

Domain Services:
Wholesale
Domain Services	58%	59%
Value Added Services	2%	2%
Total Wholesale	60%	61%

Retail	5%	5%
Portfolio	0%	1%
Total Domain Services	65%	67%

Network Expenses:
Network, other costs	4%	5%
Network, depreciation and amortization costs	1%	1%
	5%	6%

	100%	100%

Total cost of revenues for Fiscal 2016 increased by $7.1 million, or 6%, to $126.8 million from $119.6 million in Fiscal 2015. This increase was the result of increased network access service expenses due to the impact Ting’s larger subscriber base is having on service costs, higher wholesale domain registration costs primarily from acquisition of the international reseller channel of Melbourne IT, as well as, the costs to support a larger Retail domain services customer base. Prepaid domain registration and other Internet services fees as of December 31, 2016 increased by $4.6 million, or 8%, to $60.4 million from $55.7 million at December 31, 2015.

Network Access Services

Mobile and Other Services

Cost of revenues from Ting mobile phone equipment and services for Fiscal 2016, as compared to Fiscal 2015, increased by $3.3 million or 10% to $35.9 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $3.3 million to $28.4 million as compared to Fiscal 2015. Mobile hardware and related accessories costs remained flat as compared to Fiscal 2015 as higher priced devices were offset by lower volumes.

In addition, in Fiscal 2016, we incurred costs of $2.0 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $1.5 million during Fiscal 2015. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for Wholesale for Fiscal 2016 increased by $2.2 million to $74.9 million, when compared to Fiscal 2015. This increase in costs is primarily the result of the acquisition of the international wholesale reseller channel of Melbourne IT in April 2016 which was somewhat impacted by the continued and ongoing migration of a few large, low margin customers.

Retail

Costs for Retail for Fiscal 2016 increased by $1.3 million, to $6.8 million, when compared to Fiscal 2015. This increase resulted primarily from the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio decreased by $0.1 million for Fiscal 2016, to $0.6 million when compared to Fiscal 2016, primarily as a result of our decision not to renew certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. as described under impairment of indefinite life intangible assets below.

Network Expenses

Network costs for Fiscal 2016 decreased by $0.1 million to $6.6 million when compared to Fiscal 2015. This decrease is primarily due to lower workforce related costs in 2016 driven in part by a provision of $0.2 million under our overachievement bonus program during Fiscal 2015, which was not repeated in Fiscal 2016, as well as, a year over year benefit from our hedging program. This decrease was offset by an increase in depreciation expense of $0.2 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2016	2015
Sales and marketing	$20,754,752	$17,394,376
Increase over prior period	$3,360,376
Increase - percentage	19%
Percentage of net revenues	11%	10%

Sales and marketing expenses for Fiscal 2016 increased by $3.4 million, or 19%, to $20.8 million as compared to Fiscal 2015. This increased related primarily to a $2.4 million marketing spend increase largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce, travel related and other expenses of $1.7 million primarily related to network access growth. The increase in workforce costs was partially offset by our recognizing a provision of $0.7 million under our overachievement bonus program during Fiscal 2015, which was not repeated in Fiscal 2016.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2017 (“Fiscal 2017”) to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to support our network access services marketing and customer service needs and the acquisition of eNom, Incorporated in January 2017.

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

	Year ended December 31,
	2016	2015
Technical operations and development	$4,494,819	$4,502,845
Decrease over prior period	$(8,026)
Decrease - percentage	(0)%
Percentage of net revenues	2%	3%

Technical operations and development expenses for Fiscal 2016 remained relatively flat when compared to Fiscal 2015. We recognized a provision of $0.2 million under our overachievement bonus program during Fiscal 2015, which was not repeated in Fiscal 2016, which was offset by slight increases across a number of expense categories.

We expect technical operations and development expenses for Fiscal 2017, in absolute dollars, to increase when compared to Fiscal 2016 primarily to support the acquisition of eNom, Incorporated in January 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2016	2015
General and administrative	$11,404,793	$10,661,949
Increase over prior period	$742,844
Increase - percentage	7%
Percentage of net revenues	6%	6%

General and administrative expenses for Fiscal 2016 increased by $0.7 million, or 7%, to $11.4 million as compared to Fiscal 2015. This was primarily the result of a $1.4 million increase related to credit card processing fees, facilities, stock-based compensation and other costs increasing, primarily to support the growth of network access services and a $0.6 million increase in professional services fees primarily due to legal and accounting fees incurred in Fiscal 2016 associated with acquisition of eNom, Incorporated in January 2017. These increases were offset by workforce related costs decreasing by $1.1 million due to a reduction in overachievement bonuses in Fiscal 2016 versus prior year. Further, during Fiscal 2016, we experienced a loss on foreign exchange of $0.1 million as compared to a loss of $0.3 million in Fiscal 2015.

We expect general and administrative expenses for Fiscal 2017, in absolute dollars, to increase when compared to Fiscal 2016 largely to support the growth of our business, including the acquisition of eNom, Incorporated in January 2017.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2016	2015
Depreciation of property and equipment	$503,864	$259,307
Increase over prior period	$244,557
Increase - percentage	94%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2016 increased to $0.5 million when compared to $0.3 million for Fiscal 2015 driven primarily by the ongoing investment in fiber assets for Ting Internet.

	Year ended December 31,
	2016	2015
Amortization of intangible assets	$905,157	$224,206
Increase over prior period	$680,951
Increase - percentage	304%
Percentage of net revenues	0%	0%

Amortization of intangible assets increased $0.7 million for Fiscal 2016, to $0.9 million. The increase in amortization reflects impact of the acquisitions of the BRI Group in February 2015 and the acquisition of the international reseller channel of Melbourne IT in April 2016.

Network rights, brand and customer relationships acquired in connection with the acquisitions the BRI Group and the international reseller channel of Melbourne IT are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Year ended December 31,
	2016	2015
Impairment of indefinite life intangible assets	$42,673	$206,116
Decrease over prior period	$(163,443)
Decrease - percentage	(79)%
Percentage of net revenues	0%	0%

As part of our normal renewal process during Fiscal 2016 and Fiscal 2015, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $42,673 and $0.2 million, respectively, have been written off and recorded as impairment of indefinite life intangible assets.

(GAIN) LOSS ON CURRENCY FORWARD CONTRACTS

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

	Year ended December 31,
	2016	2015
(Gain) loss on currency forward contracts	$(98,977)	$792,900
Decrease over prior period	$(891,877)
Decrease - percentage	(112)%
Percentage of net revenues	(0)%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2017. The impact of the fair value adjustment on outstanding contracts for Fiscal 2016 was a net gain of $0.3 million compared to net loss of $0.1 million for Fiscal 2015. The impact of the fair value adjustment on outstanding contracts was increased by a realized loss upon settlement of currency forward contracts of $0.2 million for Fiscal 2016 compared to a realized loss of $0.7 million for Fiscal 2015.

At December 31, 2016, our balance sheet reflects a derivative instrument asset of $0.2 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND (EXPENSES)

	Year ended December 31,
	2016	2015
Other income (expense), net	$66,371	$(73,153)
Increase over prior period	$139,524
Increase - percentage	191%
Percentage of net revenues	0%	(0)%

Other income increased $0.1 million when compared to Fiscal 2015. Other income consists primarily of $0.5 million recognition of a positive financial contribution from a Joint Marketing agreement that we entered into in February 2015 where we waived our rights under a proposed joint venture to operate the .online registry. This recognition was partially offset by interest incurred on our credit facility.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2016	2015
Provision for income taxes	$9,045,770	$6,569,227
Increase in provision over prior period	$2,476,543
Increase - percentage	38%
Effective tax rate	36.0%	36.6%

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

Fiscal 2016 includes tax on profits of $25.1 million compared to $17.9 million for Fiscal 2015. We had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2016 and 2015 which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 9 – Income Taxes” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The adjusted EBITDA definition reflects two revisions in 2016:

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

The adjusted EBITDA definition has been used to assess Company performance since the second quarter of 2016, and will be used to assess Company performance for 2016 and future periods. In this Annual Report on Form 10-K, unless otherwise indicated, “adjusted EBITDA” has the meaning set forth in the revised definition.

In accordance with the clarification guidance provided by the SEC Compliance & Disclosure Interpretations, Non-GAAP Measures updated on May 17, 2016, prior period Adjusted EBITDA amounts presented herein have been recast to reflect the above described revisions.

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Twelve months ended December 31,
	2016	2015	2014

Net income for the period	$16,067	$11,374	$6,374
Depreciation of property and equipment	1,824	1,404	927
Amortization of intangible assets	953	263	596
Impairment of intangible assets	43	206	577
Interest expense, net	450	159	206
Provision for income taxes	9,046	6,569	3,055
Stock-based compensation	799	526	543
Unrealized loss (gain) on change in fair value of forward contracts	(323)	136	51
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	829	311	301
Acquisition and integration costs[1]	442	-	-

Adjusted EBITDA	$30,130	$20,948	$12,630

[1]Acquisition and integration costs represent costs incurred in connection with the acquisition of eNom, Incorporated in January 2017. These costs are primarily comprised of professional fees for legal, accounting and other services.

Adjusted EBITDA for the year ended December 31, 2016 increased by $9.2 million, or 43% to $30.1 million when compared to the year ended December 31, 2015. Adjusted EBITDA for the year ended December 31, 2015 increased by $8.3 million, or 66% to $20.9 million when compared to the year ended December 31, 2014. These year-on-year increases in adjusted EBITDA were primarily driven by the growth in Ting mobile services.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2016 was a net gain in other comprehensive income of $1.2 million compared to a net loss of $0.5 million for Fiscal 2015.

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2016	2015
Other comprehensive income (loss)	$1,208,606	$(487,011)
Increase over prior period	$1,695,617
Increase - percentage	348%
Percentage of net revenues	1%	(0)%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	$57,685,554	$34,783,563
Other Services	3,288,711	-
Total Network Access Services	60,974,265	34,783,563

Domain Services:
Wholesale
Domain Services	84,934,519	86,585,994
Value Added Services	9,298,978	9,654,734
Total Wholesale	94,233,497	96,240,728

Retail	12,637,498	10,417,746
Portfolio	3,841,519	5,066,673
Total Domain Services	110,712,514	111,725,147

	$171,686,779	$146,508,710
Increase over prior period	$25,178,069
Increase - percentage	17%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	35%	24%
Other Services	2%	0%
Total Network Access Services	37%	24%

Domain Services:
Wholesale
Domain Services	49%	59%
Value Added Services	5%	7%
Total Wholesale	54%	66%

Retail	7%	7%
Portfolio	2%	3%
Total Domain Services	63%	76%

	100%	100%

Total net revenues for Fiscal 2015 increased by $25.2 million, or 17%, to $171.7 million from $146.5 million for the fiscal year ended December 31, 2014 (“Fiscal 2014”). Deferred revenue from domain name registrations and other Internet services at December 31, 2015 increased to $71.6 million from $71.1 million at December 31, 2014.

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

Network Access Services

Mobile and Other Services

Net revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for Fiscal 2015, as compared to Fiscal 2014, increased by $26.2 million or 75% to $61.0 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $22.9 million to $57.7 million as compared to Fiscal 2014. In addition, we generated $3.3 million in revenue in connection with the provisioning of high speed Internet access, Internet hosting and network consulting services during Fiscal 2015. As of December 31, 2015, Ting had 128,000 subscribers and 202,000 mobile devices under its management compared to 94,000 subscribers and 147,000 devices under management as of December 31, 2014.

Domain Services

Wholesale

During Fiscal 2015, domain services revenue decreased by $1.7 million to $84.9 million and the number of transactions from all new, renewed and transferred-in domain name registrations that we processed remained relatively flat at 9.1 million when compared to Fiscal 2014. Domain services revenue and transaction volumes continue to be impacted by the ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions that large volume customers make with regard to acquiring their own accreditations, as well as the impact on the market, of the significant expansion in the number of New gTLDs added pursuant to the implementation of ICANN’s New gTLD Program. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage. Primarily for the same factors impacting domain transactions mentioned above, total domains that we manage under our own accreditation remained relatively unchanged at 10.2 million as of December 31, 2015, when compared to December 31, 2014. Also, as of December 31, 2015, total domains that we manage on behalf of other accredited registrars who use our technical systems to process domain registrations with their own accreditation, decreased to 3.1 million when compared to 3.3 million at the end of December 31, 2014, primarily the result of a single customer that transitioned their domain management platform to an in-house system in Fiscal 2014.

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

Retail

Net revenues from Retail for Fiscal 2015, as compared to Fiscal 2014, increased by $2.2 million to $12.6 million. This increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones for Hover.

Portfolio

Net revenues from Portfolio for Fiscal 2015, as compared to Fiscal 2014, decreased by $1.2 million to $3.8 million. The decrease is primarily related to lower sales of big ticket domains and a decrease in online advertising revenue largely due to the flat to declining trends as a result of factors such as uncertainty around the impact of ICANN's New gTLD Program and lower traffic and advertising yields that this market is experiencing.

COST OF REVENUES

The following table presents our cost of revenues source:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	$32,615,416	$21,870,780
Other Services	1,518,153	-
Total Network Access Services	34,133,569	21,870,780

Domain Services:
Wholesale
Domain Services	70,633,267	72,353,061
Value Added Services	2,023,341	2,211,085
Total Wholesale	72,656,608	74,564,146

Retail	5,494,550	4,539,439
Portfolio	695,958	886,637
Total Domain Services	78,847,116	79,990,222

Network Expenses:
Network, other costs	5,464,777	4,554,635
Network, depreciation and amortization costs	1,183,508	699,670
	6,648,285	5,254,305

	$119,628,970	$107,115,307
Increase over prior period	$12,513,663
Increase - percentage	12%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2015	2014

Network Access Services:
Mobile Services	26%	20%
Other Services	1%	0%
Total Network Access Services	27%	20%

Domain Services:
Wholesale
Domain Services	59%	68%
Value Added Services	2%	2%
Total Wholesale	61%	70%

Retail	5%	4%
Portfolio	1%	1%
Total Domain Services	67%	75%

Network Expenses:
Network, other costs	5%	4%
Network, depreciation and amortization costs	1%	1%
	6%	5%

	100%	100%

Total cost of revenues for Fiscal 2015 increased by $12.5 million, or 12%, to $119.6 million from $107.1 million in Fiscal 2014. This increase was primarily the result of increased network access service expenses due to the impact Ting’s larger subscriber base is having on service costs. Prepaid domain registration and other Internet services fees as of December 31, 2015 decreased by $0.7 million, or 1%, to $55.7 million from $56.4 million at December 31, 2014.

Network Access Services

Mobile and Other Services

Cost of revenues from Ting mobile phone equipment and services and the provisioning of high speed Internet access, Internet hosting and network consulting services for Fiscal 2015, as compared to Fiscal 2014, increased by $12.3 million or 56% to $34.1 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $9.0 million to $25.1 million as compared to Fiscal 2014. In addition, in Fiscal 2015, we incurred costs of $1.5 million in provisioning high speed Internet access, Internet hosting and network consulting services during Fiscal 2015.

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

	Year ended December 31,
	2015	2014
Sales and marketing	$17,394,376	$14,235,668
Increase over prior period	$3,158,708
Increase - percentage	22%
Percentage of net revenues	10%	10%

Sales and marketing expenses for Fiscal 2015 increased by $3.2 million, or 22%, to $17.4 million as compared to Fiscal 2014. This increase primarily related to workforce expenses incurred in connection with supporting and acquiring network access services customers. As we exceeded our adjusted EBITDA target set for Fiscal 2015 under our overachievement bonus program, sales and marketing workforce related costs in Fiscal 2015 also include a provision of $0.6 million due to this higher performance attainment.

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

Fiscal 2015 includes tax on profits of $17.9 million compared to $9.4 million for Fiscal 2014. We had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2015 and as of December 31, 2014, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

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

The following table presents other comprehensive loss for the periods presented:

	Year ended December 31,
	2015	2014
Other comprehensive income	$(487,011)	$(377,460)
Increase over prior period	$(109,551)
Decrease - percentage	29%
Percentage of net revenues	(0)%	(0)%

Liquidity and capital resources

As of December 31, 2016, our cash and cash equivalents balance increased by $7.4 million to $15.1 million when compared to December 31, 2015. Our principal sources of liquidity during Fiscal 2016 resulted from cash provided by operating activities of $21.6 million, advances of $11.0 million on the 2016 Credit Facility to repay balances outstanding of the 2012 Demand Loan Facilities and to fund Fiber to the Home program (“FTTH”) capital expenditures, and the proceeds from a $6.0 million draw on the 2012 Demand Loan Facilities to fund the Melbourne IT reseller channel acquisition. These sources of liquidity were offset by $9.8 million in principal repayments on the 2012 Demand Loan Facilities, $7.9 million for the continued investment in property and equipment, primarily related to FTTH capital expenditures, our repurchasing 308,416 of our shares for $7.2 million through our open market stock buyback that commenced on February 9, 2016, and the acquisition of the international reseller channel of Melbourne IT for total consideration and transaction costs of $6.2 million.

On August 18, 2016, the Company entered into a secured Credit Agreement (the “2016 Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”) and Royal Bank of Canada (collectively with BMO, the “Lenders”) to establish a credit facility (the “2016 Credit Facility”) that refinanced and replaced the Company's prior credit facility with BMO.

The 2016 Credit Facility provides us with access to an aggregate of up to $75 million in funds (inclusive of a $15 million accordion facility) that is available through a $5 million revolving credit facility (“Facility A”); a $15 million revolving reducing term facility (“Facility B”); and a $40 million non-revolving facility (“Facility C”) as well as a $3.5 million treasury risk management facility. As at December 31, 2016, there was no outstanding balance under Facility A, $6.0 million outstanding on Facility B and $4.7 million outstanding under Facility C. The 2016 Credit Facility expires on August 17th, 2021.

Subsequent to December 31, 2016, the Company entered into an Amended Credit Agreement. For discussion, please Subsequent Events below.

In accordance with the terms of the 2016 Credit Facility, Facilities A, B and C accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s Total Funded Debt to EBITDA ratio. Facility A is for general working capital and general corporate requirements. It requires interest only monthly payments and a final principal payment due upon maturity of the 2016 Credit Facility. The purposes of Facility B and C are to support share repurchases, acquisitions and capital expenditures associated with the Company’s FTTH program. Under the repayment terms for Facilities B and C, the amortization periods are based on the purposes of the loan as follows: borrowings for share repurchases are repaid over four years, borrowings for acquisitions are repaid over five years and borrowings for FFTH capital expenditures are repaid over seven years.

The 2016 Credit Facility provides for a $3.5 million settlement risk line to assist us with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2016 Credit Facility, we may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2016, we held contracts in the amount of $26.6 million to trade U.S. dollars in exchange for Canadian dollars.

The 2016 Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of December 31, 2016, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Year ended December 31, 2016

Net cash inflows from operating activities were $21.6 million, an increase of 62% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2016 was $20.1 million, an increase of 44% when compared to the prior year. Net income included non-cash charges and recoveries of $4.1 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was further increased by our increasing working capital of $1.5 million. We generated $11.4 million from movements in in accounts payable, deferred revenue, income taxes recoverable, customer deposits and accrued liabilities. These positive contributions were offset by cash use of $9.9 million to invest in deferred registration costs, accounts receivable, inventory, prepaid expenses and deposits.

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

Year ended December 31, 2014

Net cash inflows from operating activities were $8.9 million. Net income, after adjusting for non-cash charges, during Fiscal 2014 was $8.0 million, an increase of 42% when compared to the prior year. Net income included non-cash charges and recoveries of $1.7 million such as depreciation, amortization, impairment of indefinite life intangible asset, stock-based compensation, the provision for unrealized losses on currency forward contracts, excess tax benefit related to stock-based compensation and a recovery for deferred tax. In addition, changes in our working capital generated $0.9 million. Positive contributions of $2.9 million from movements in accounts payable, deferred revenue, prepaid expenses and deposits and accrued liabilities were partially offset by our utilizing $2.0 million to fund a reduction in and deferred registration costs, income taxes, customer deposits and inventory and an increase in accounts receivable.

Cash Flow from Financing Activities

Year ended December 31, 2016

Net cash inflows from financing activities during Fiscal 2016 totaled $0.2 million as compared to cash outflows of $17.2 million during Fiscal 2015. Net cash inflows of $11.0 million resulting from draws on the 2016 Credit Facility to repay balances outstanding of the 2012 Demand Loan Facilities and to fund FTTH capital expenditures, the proceeds from a $6.0 million draw on the 2012 Demand Loan Facilities to fund the Melbourne IT reseller channel acquisition, and a $0.7 million inflow from the net impact of exercise of stock options. These cash inflows were partially offset by outflows of $7.2 million resulting from the repurchasing of 308,416 of our shares during Fiscal 2016 through our open market stock buyback that commenced on February 9, 2016, principal repayments of $9.8 million relating to our 2012 Demand Loan Facilities and 2016 Credit Facility and $0.5 million of discount and debt issuance costs.

Subsequent to December 31, 2016, the Company entered into an Amended Credit Agreement and drew down $84.5 million on a newly created facility. Based on the advance on the new facility in January 2017, the Company’s principal repayments and interest payments are expected to increase in 2017 and future periods. For further discussion, please see Subsequent Events below.

Year ended December 31, 2015

Net cash used in financing activities during Fiscal 2015 totaled $17.2 million as compared to $4.1 million during Fiscal 2014. Net cash outflows amounting to $24.9 million resulted from $20.0 million used to fund our repurchasing 868,549 of our shares through our open market stock buyback that commenced on February 16, 2015 and our repurchasing of 193,907 shares for $3.6 million through our Tender Offer that closed on January 7, 2015. In addition, during Fiscal 2015, we made payments of tax obligations resulting from the net exercise of stock options of $1.3 million on behalf of option holders. These cash outflows were partially offset by cash inflows of $3.5 million we received under our Amended Credit Facility to fund the acquisition of a controlling interest in Ting Virginia, LLC and the exercise of stock options of $4.2 million. The resulting proceeds from the exercise of stock options of $4.2 million includes an excess tax benefit from share based compensation expenses of $3.4 million.

Year ended December 31, 2014

Net cash used in financing activities during Fiscal 2014 totaled $4.1 million. Net cash of $6.3 million was used to fully repay our Amended Credit Facility and $1.2 million was used to repurchase 0.1 million shares under our Normal Course Issuer Bid announced in March 2014. These uses of funds in financing activities were partially offset by the proceeds from the exercise of stock options of $3.4 million.

Cash Flow from Investing Activities

Year ended December 31, 2016

Investing activities during Fiscal 2016 used net cash of $14.4 million as compared to our generating net cash of $3.3 million during Fiscal 2015.

On April 1st, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The consideration was funded through a $6.0 million draw on the 2012 DLR loan. The Company also acquired the customer bases of a series of small hosting companies for total consideration of $0.3 million.

 In addition, the Company invested $7.9 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our Ting towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2017 as we seek to extend both our current network and expand to new towns.

Year ended December 31, 2015

Investing activities during Fiscal 2015 generated net cash of $3.3 million as compared to our use of $8.9 million during Fiscal 2014.

Investing activities benefited from the proceeds of $6.6 million we received on our previously announced agreement with our .online joint venture partners to release each other from any and all obligations under the .online joint venture Term Sheet and instead enter into the Joint Marketing Agreement to launch marketing programs, with incentives and obligations to ensure the success of the .online registry. These marketing arrangements will contribute income of $1.5 million, which will be recognized evenly over the term of the marketing agreement which commenced in November 2015.

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

Year ended December 31, 2014

Investing activities during Fiscal 2014 used net cash of $8.2 million to fund our contribution for the auction and registry seed capital costs for the .online gTLD joint venture, as well as the escrow accounts that were established to fund our proposed acquisition of a controlling interest in the BRI Group. In addition, we used net cash of $0.7 million to acquire additional property and equipment.

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

Subsequent events

On January 20, 2017, the Company, through its indirect wholly owned subsidiary, acquired all of the issued and outstanding capital stock of eNom, Incorporated, a domain name registrar business, from the Rightside Group, Ltd. The purchase price was $83.5 million in cash, less an estimated net working capital adjustment of approximately $6.8 million and other customary adjustments. Concurrent with the acquisition, the Company entered into an Amended Credit Agreement to, among other things, reduce the existing non-revolving Facility C from $40 million to $35 million, and establish a non-revolving credit facility of $85 million of which approximately $84.5 million was drawn to fund the acquisition, working capital deficit and related transaction costs. The Amended Credit Agreement provides the Company with access to an aggregate of $140 million in funds. Under the amended credit agreement, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 3.00:1 until September 30, 2017, 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company's maximum annual Capital Expenditures cannot exceed $32.8 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. The amended credit agreement also provides for an additional interest rate tier if the Company exceeds a 2.25x funded debt to adjusted EBITDA ratio and repayment terms remain unchanged for the existing facilities with the new non-revolving credit facility having a repayment term of five years with equal quarterly repayments commencing in second quarter of 2017.

On February 1, 2017, the Company exercised its call option to purchase an additional 20% ownership interest in Ting Virginia, LLC for consideration of $2.0 million.

On March 1, 2017, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

For the purpose of the contractual obligations table below, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2016. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2016:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations (1)	Total Obligations
2017	$1,113,000	$18,051,000	$19,164,000
2018	1,059,000	19,471,000	20,530,000
2019	1,022,000	83,000	1,105,000
2020	964,000	18,000	982,000
2021	303,000	8,000	311,000
Thereafter	1,138,000	43,000	1,181,000
	$5,599,000	$37,674,000	$43,273,000

(1)

Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2017 and subsequent years. Note, Purchase Obligations do not include interest payments on the Company’s credit facilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2016. We are also subject to market risk exposure related to changes in interest rates under our 2016 Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At December 31, 2016, the Company had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

January – March, 2017	$6,382,435	1.3529	$42,707
April – June, 2017	6,461,047	1.3512	41,830
July - September, 2017	6,928,942	1.3494	44,075
October - December, 2017	6,859,570	1.3478	44,276
Total	$26,631,994	1.3503	$172,888

As of December 31, 2016 the Company had $26.6 million of outstanding foreign exchange forward contracts which will convert to CDN $36.0 million. Of these contracts, $24.0 million met the requirements for hedge accounting. As of December 31, 2015, the Company had $24.0 million of outstanding foreign exchange forward contracts which will convert to CDN $30.3 million. Of these contracts, $20.3 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2016. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2016 of approximately $2.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of December 31, 2016 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During Fiscal 2016, the Company completed a financial system conversion. This system conversion resulted in changes to processes and controls as we migrated from the legacy system to the new system. The system change was undertaken to enhance our operating platform and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. Other than this item, there were no changes made in our internal controls over financial reporting occurred during Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Allen Karp	Co-Chairman of the Board since September 2012 and Director since October 2005

Mr. Karp, 76, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sat on the audit committee, and was Chairman of the Board of Directors of IBI Group Inc., and was Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and has served as Chairman of its Corporate Governance Committee since 2007. Additionally, Mr. Karp was previously a director of several other public corporations.

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

Mr. Ralls, 54, was a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical Corp. and Knowledge Factor.

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

Mr. Gissin, 58, has served since 2010 as a managing partner in Helios Energy Investment, a Renewable Energy investment fund, and since 2005 as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From July 2000 to March 2005, Mr. Gissin has served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From July 1995 to July 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 54, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 54, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Robin Chase, 58, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, the largest carsharing company in the world; Buzzcar, a peer to peer carsharing service in France (now merged with Drivy); and GoLoco, an online ridesharing community. She is currently co-founder and board member of Veniam, a vehicle communications company building the networking fabric for the Internet of Moving Things.

Ms. Chase serves on the boards of Veniam, the World Resources Institute, and Tucows. She also served on the board of the Massachusetts Department of Transportation, the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board, the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

Ms. Chase lectures widely, has been frequently featured in the major media, and has received many awards in the areas of innovation, design, and environment, including Time 100 Most Influential People, Fast Company Fast 50 Innovators, and BusinessWeek Top 10 Designers. Ms. Chase graduated from Wellesley College and MIT's Sloan School of Management, was a Harvard University Loeb Fellow, and received an honorary Doctorate of Design from the Illinois Institute of Technology.

Ms. Chase’s experience operating companies at the chief executive officer level along with her numerous experiences on these boards and councils qualify her to be a director of Tucows.

Brad Burnham	Director since January 2017

Brad Burnham, 62, is the co-founder of Union Square Ventures, an early stage venture capital firm in New York. USV has invested in more than 75 Internet services, including, Twitter, Inc., Tumblr Inc, Etsy, Inc., Indeed Inc, Zynga Inc, and Foursqare Labs, Inc. Prior to USV, Brad was a partner at AT&T Ventures, the venture capital arm of AT&T. AT&T Ventures invested in consumer facing Internet services like Audible, telecommunications technology companies such as Argon, Xedia, and Juniper Networks, and Competitive Local Exchange Carriers (CLECs) such as Knology, and Data Local Exchange Carriers (DLECs) such as Covad. Prior to joining AT&T Ventures, Brad was the founder and CEO of Echo Logic, a software tools company spun out of Bell Laboratories. Earlier in his career, Brad held a number of management positions in sales, marketing and business development at AT&T Computer Systems. He began his career as a sales representative at New York Telephone.

Mr. Burnham also currently serves on the boards of directors of several non-public organizations.

Mr. Burnham has extensive experience in investing in and serving on the boards of numerous internet service companies which qualify him to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal. On January 12, 2017, our Board of Directors increased the size of our Board of Directors to seven members and Mr. Brad Burnham was appointed a director.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Governance Principles

The governance principles of our Board of Directors include the charters of our audit committee, our Corporate Governance, Nominating and Compensation Committee, our Code of Conduct, and an ethics policy for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Each of these documents can be obtained without charge from our Internet web site at tucows.com. Amendments and waivers of our ethics policy for our senior officers will either be posted on our website or filed with the SEC on a Current Report on Form 8-K.

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

Meetings

Our Board of Directors met eight times during Fiscal 2016. Our Board of Directors also took action by unanimous written consent on two occasions during Fiscal 2016. With the exception of Mr. Ralls and Ms. Chase who attended 68% of meetings, each director attended at least 80% of the total number of meetings of the Board of Directors during Fiscal 2016.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Karp is responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. Allen Karp attended our 2016 annual meeting of shareholders in person while the remainder of the Board of Directors were available by teleconference.

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

The Audit Committee held five meetings during Fiscal 2016. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2016. Each member of the audit committee each attended at least 80% of the total number of meetings of the committee during Fiscal 2016. The audit committee’s purposes are:

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

The committee held four meetings during Fiscal 2016. The corporate governance, nominating and compensation committee took action by unanimous written consent on two occasions during the 2016 fiscal year. Each member of the corporate governance, nominating and compensation committee each attended at least 75% of the total number of meetings of the committee during Fiscal 2016. The corporate governance, nominating and compensation committee’s purposes are:

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

The table below shows all compensation paid to each of our non-employee directors during 2016. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$66,350	$61,463	$127,813
Rawleigh Ralls	52,300	61,463	113,763
Erez Gissin	37,300	61,463	98,763
Joichi Ito(2)	2,500	—	2,500
Robin Chase	26,500	61,463	87,963
Jeffrey Schwartz	52,100	61,463	113,563
	$237,050	$307,315	$544,363

(1)

On September 6, 2016 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the restated 2006 Plan, these options will vest one year after the grant date and carry an exercise price of $27.53. All these options remained outstanding at December 31, 2016 and have a five year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 12 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such reports have been filed in a timely manner except the following: two reports on Form 4 for Ms. Goetz which were inadvertently filed late reporting two sales of share of common stock and one report on Form 4 which was inadvertently filed late for Mr. Schwartz reporting an exercise of options.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2016, our NEO's include Messrs. Noss, Cooperman, Woroch, Schafer and Goldstein.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2016 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in the Proxy Statement. Our NEOs are:

Elliot Noss	President and Chief Executive Officer (“CEO”)
Michael Cooperman	Chief Financial Officer (“CFO”)
David Woroch	Executive Vice-President, Domains (“EVP, Domains”)
Kenneth Schafer	Chief Information Officer (“CIO”)
Michael Goldstein	Vice-President, Sales and marketing (“VP, Sales”)

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
•

provide a substantial portion of our executive compensation that is performance-based, on a company or service basis, to support creation of long-term shareholder value, Adjusted EBITDA for Compensation (as defined below) growth and operational efficiency without encouraging excessive risk taking;

•	target compensation at the 50th percentile of market levels, as measured by Culpepper Compensation Surveys; and
•	promote internal equity by offering comparable pay to executives whom we expect to make roughly equivalent contributions, while differentiating executives’ compensation arrangements when appropriate.

Overview of Pay Elements and Linkage to Compensation Philosophy and Objectives

We believe the following elements of our compensation program help us to realize our compensation philosophy and objectives:

Pay Element	Characteristics	Compensation Philosophy and Objectives	Factors Considered to Determine Awards
Salary	Annual fixed cash compensation	Provides a competitive and stable component of income to our executives	• Job responsibilities • Experience • Individual contributions • Future potential • Internal pay equity • Effect on other elements of compensation and benefits including target bonus amounts
Short-Term Incentive Bonus	Annual variable cash compensation based on the achievement of pre- established annual performance measures based on Adjusted EBITDA for Compensation

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

Role of Shareholder Say-on-Pay Votes

We provide our shareholders with the opportunity to cast a triennial advisory vote on executive compensation, or a Say-on-Pay proposal. At our annual meeting of stockholders held on September 9, 2014, 98% of the votes cast on the Say- on-Pay proposal at that meeting were voted in favor of the compensation of our named executive officers, as described in the proxy statement for the 2014 annual meeting. Accordingly, the Corporate Governance, Nominating and Compensation Committee believes that this affirms stockholder support for our executive compensation policies and practices, and no material changes were made to such policies and practices in 2015 or 2016 as a result of our Say-on-Pay proposal and voting results in September 2014.

At the 2014 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our named executive officers every three years. Our Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our upcoming 2017 Annual Meeting.

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

We provide a base salary to our named executive officers to compensate them for services rendered on a day-to-day basis during the year and to provide sufficient fixed cash compensation to allow them to focus on their ongoing responsibilities. The base salaries of all executive officers are reviewed annually and adjusted when necessary to reflect individual roles and performance as well as market conditions. In January 2016, as a part of the annual review process and to account for increases in costs of living, the base salaries of our NEOs were increased 3%.

In connection with the Corporate Governance, Nominating and Compensation Committee's annual review process in January 2017, the base salaries of our NEOs were each increased by 3% for 2017, primarily to account for an increase in the cost of living.

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

To further incent our senior management and NEOs to promote our business and strategic objectives; to the extent that the Company’s actual performance exceeds the Company’s Adjusted EBITDA for Compensation goals (“overachievement target”), the Compensation Committee sets aside 30% of the overachievement target in an overachievement pool to reward our senior management, employees and NEOs. At the discretion of the Corporate Governance, Nominating and Compensation Committee, approximately 40% of the overachievement pool has been allocated to the NEOs and is shared equally among them.

Incentive Bonus program

The table below summarizes the 2016 and 2017 incentive bonus opportunities for our NEOs.

Named Officer	Target incentive Bonus Opportunity(1)		Basis for Target incentive Bonus
	2017	2016
Elliot Noss	$149,194	$147,210	100% Corporate Adjusted EBITDA for Compensation(2)
Michael Cooperman	$98,292	$96,985	100% Corporate Adjusted EBITDA for Compensation
David Woroch	$102,680	$101,315	100% Wholesale Domain Services targets
Kenneth Schafer	$49,146	$48,492	100% Corporate Adjusted EBITDA for Compensation(2)
Michael Goldstein	$37,131	$32,027	25% Corporate Adjusted EBITDA for Compensation(2), 75% Ting specific objectives

(1)

All dollar amounts below are shown in U.S. dollars. Amounts payable in Canadian dollars for 2017 have been converted into U.S. dollars based upon the exchange rate of 1.3466 Canadian dollars for each U.S. dollar, the Bank of Canada exchange rate as at December 31, 2016. Amounts that were payable in Canadian dollars during the 2016 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.3250 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2016.

(2)

Adjusted EBITDA for Compensation is a non-GAAP measure and excludes depreciation, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, net deferred revenue, which comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars and infrequently occurring items. Under relevant SEC rule, we are not required to present reconciliation of Adjusted EBITDA for Compensation to GAAP financial measures if Adjusted EBITDA for Compensation is presented in connection with disclosure of target levels in “Compensation Discussion and Analysis.”

Our Corporate Governance, Nominating and Compensation Committee met in February 2017 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2016 had been achieved. As the Company exceeded its Adjusted EBITDA for Compensation targets for the fiscal year ended December 31, 2016, the Corporate Governance, Nominating and Compensation Committee assessed that 100% of the incentive bonuses for all our NEO’s was payable. With the exception of Mr. Goldstein, who earned 79% of his targeted bonus, all other bonuses were assessed at 100% of target.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2017 and increased the incentive bonus target opportunity for our NEOs by 3% largely to maintain the incentive bonus at the same percentage of base salary.

Overachievement Bonus Program

The overachievement bonus program is designed to further incent our employees, senior management and NEOs to exceed the Company’s Adjusted EBITDA for Compensation goals. In assessing our overall performance for Fiscal 2016, the Corporate Governance, Nominating and Compensation Committee deemed that no overachievement bonus should be payable for Fiscal 2016.

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

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee approved, effective January 1, 2016, the following stock option awards to our NEOs. These stock options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us. No grants have yet been awarded for Fiscal 2017.

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

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Allen Karp, Chair Rawleigh Ralls Jeffrey Schwartz

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our Named Executive Officers, including our chief executive officer, our chief financial officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2016. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2016 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.3250 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2016.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2016	$304,075	$147,210	$—	$136,420	$7,924	$595,629
President and Chief Executive Officer	2015	305,690	179,281	—	79,720	8,207	572,898
	2014	343,589	182,754	—	—	9,501	535,844

Michael Cooperman	2016	231,321	96,985	—	68,210	9,283	405,799
Chief Financial Officer	2015	232,531	140,505	—	39,860	9,614	422,510
	2014	269,206	128,121	—	—	11,130	408,457

David Woroch	2016	198,415	102,834	—	68,210	6,566	376,025
Executive Vice President, Domains	2015	199,468	144,859	—	39,860	6,800	390,987
	2014	224,143	134,834	—	—	7,872	366,849

Kenneth Schafer	2016	144,906	36,369	—	68,210	5,207	254,692
Chief Information Officer	2015	194,232	91,746	—	39,860	6,800	332,638
	2014	218,261	49,888	—	—	7,872	276,021

Michael Goldstein	2016	160,226	26,037	—	68,210	755	255,228
Vice President, Sales and Marketing	2015	161,061	68,519	—	39,860	782	270,222
	2014	175,512	56,782	—	—	905	233,199

(1)	Represents bonus earned under our incentive and overachievement bonus programs during the fiscal years ended December 31, 2016, 2015 and 2014.

Of the 2016 amount, the following amounts were paid in February 2017:

Elliot Noss	$64,404
Michael Cooperman	$42,431
David Woroch	$46,605
Kenneth Schafer	$18,184
Michael Goldstein	$10,118

Of the 2015 amount, the following amounts were paid in February 2016:

Elliot Noss	$96,022
Michael Cooperman	$85,652
David Woroch	$87,557
Kenneth Schafer	$64,320
Michael Goldstein	$53,346

Of the 2014 amount, the following amounts were paid in February 2015:

Elliot Noss	$89,169
Michael Cooperman	$66,466
David Woroch	$71,715
Kenneth Schafer	$30,620
Michael Goldstein	$36,422

(2)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 12 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(3)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2016	$1,132	$6,792	$—	$7,924
	2015	1,172	7,035	—	8,207
	2014	1,357	8,144	—	9,501

Michael Cooperman	2016	1,132	6,340	1,811	9,283
	2015	1,172	6,566	1,876	9,614
	2014	1,357	7,601	2,172	11,130

David Woroch	2016	1,132	5,434	—	6,566
	2015	1,172	5,628	—	6,800
	2014	1,357	6,515	—	7,872

Kenneth Schafer	2016	1,132	4,075	—	5,207
	2015	1,172	5,628	—	6,800
	2014	1,357	6,515	—	7,872

Michael Goldstein	2016	755	—	—	755
	2015	782	—	—	782
	2014	905	—	—	905

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards granted to our named executive officers in 2016:

Name	Grant date	All other option awards: Number of shares underlying options	Exercise or base price of option awards	Grant date fair value of option awards (1)
Elliot Noss	01/01/2016	10,000	$21.1	$ 136,420
Michael Cooperman	01/01/2016	5,000	$21.1	$ 68,210
David Woroch	01/01/2016	5,000	$21.1	$ 68,210
Kenneth Schafer	01/01/2016	5,000	$21.1	$ 68,210
Michael Goldstein	01/01/2016	5,000	$21.1	$ 68,210

(1) Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 12 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	1,875	-	5.52	05/17/2019
	6,250	-	5.76	12/31/2019
	3,125	3,125	10.16	11/10/2020
	5,000	5,000	19.41	12/31/2021
	2,500	7,500	21.10	12/31/2022
	18,750	15,625

Michael Cooperman	1,875	-	5.52	05/17/2019
	3,215	-	5.76	12/31/2019
	1,562	1,563	10.16	11/10/2020
	2,500	2,500	19.41	12/31/2021
	1,250	3,750	21.10	12/31/2022
	10,402	7,813

David Woroch	7,500	-	5.52	05/17/2019
	6,250	-	5.76	12/31/2019
	4,687	1,563	10.16	11/10/2020
	2,500	2,500	19.41	12/31/2021
	1,250	3,750	21.10	12/31/2022
	22,187	7,813

Kenneth Schafer	1,875	-	5.52	05/17/2019
	3,125	-	5.76	12/31/2019
	1,562	1,562	10.16	11/10/2020
	2,500	2,500	19.41	12/31/2021
	1,250	3,750	21.10	12/31/2022
	10,312	7,812

Michael Goldstein	2,500	-	2.92	08/14/2018
	6,125	-	5.52	05/17/2019
	2,343	782	8.56	05/12/2020
	1,600	1,600	15.93	08/10/2021
	2,500	2,500	19.41	12/31/2021
	1,250	3,750	21.10	12/31/2022
	16,318	8,632

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

Elliot Noss (1)	2016	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$608,151	$2,608,151
Bonus Plan (3)		294,420	294,420
Acceleration of Unvested Equity Awards (4)		263,731	263,731

Benefits (5)
Car Allowance		13,584	13,584
Healthcare Flexible Spending Account		2,264	2,264

		$1,182,150	$3,182,150

Michael Cooperman (1)	2016	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$443,365	$1,443,365
Bonus Plan (3)		185,888	185,888
Acceleration of Unvested Equity Awards (4)		32,970	131,879

Benefits (5)
Car Allowance		12,152	12,152
Healthcare Flexible Spending Account		2,170	2,170
Healthclub		3,471	3,471
		$680,015	$1,778,924

David Woroch (1)	2016	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$363,761	$363,761
Bonus Plan (3)		188,529	188,529
Acceleration of Unvested Equity Awards (4)		32,970	32,970

Benefits (5)
Car Allowance		9,962	9,962
Healthcare Flexible Spending Account		2,075	2,075

		$597,298	$597,298

Kenneth Schafer (1)	2016	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$193,208	$193,208
Bonus Plan (3)		64,656	64,656
Acceleration of Unvested Equity Awards (4)		32,970	32,970

Benefits (5)
Car Allowance		5,433	5,433
Healthcare Flexible Spending Account		1,509	1,509

		$297,777	$297,777

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2016
(2)

Severance for Mr. Noss is compensation for one year plus one month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Cooperman, Woroch and Schafer, severance compensation is for six months plus one month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2016 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman, Woroch and Schafer, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch and Mr. Schafer, that their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2016, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2016 was $35.25.

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

Messrs. Noss and Cooperman’s employment agreements are subject to early termination by us due to:

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board of Directors during 2016 were Messrs. Karp (Chair), Schwartz and Ralls. To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers on our Board of Directors or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 3, 2017, by each of our directors and named executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 3, 2017	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	688,579	(2)	18,750	707,329	6.7%
Michael Cooperman	233,875	(3)	10,312	244,187	2.3%
David Woroch	147,272	(4)	22,187	169,459	1.6%
Kenneth Schafer	33,349		10,312	43,661	*
Michael Goldstein	7,181	(5)	16,318	23,499	*
Allen Karp	15,138	(6)	20,625	35,763	*
Rawleigh Ralls	281,947	(7)	18,750	300,697	2.9%
Robin Chase	—		8,125	8,125	*
Erez Gissin	9,150		15,850	25,000	*
Jeffrey Schwartz	30,625		26,250	56,250	*
Brad Burnham	26,112		—	26,112	*
All directors and executive officers as a group (14 persons)	1,542,040		180,610	1,722,650	16.1%

*     Less than 1%.

(1)     Based on 10,489,639 shares outstanding as of March 3, 2017, adjusted for shares of common stock beneficially owned but not yet issued.

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

(4)     Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)     Includes 6,018 shares of common stock that are held in Mr. Goldstein’s RRSP account and 700 shares of common stock that are held in Mr. Goldstein’s TFSA account.

(6)     Includes 5,000 shares of common stock that are held directly by Mr. Karp’s wife.

(7)     Of these shares, 56,250 shares are held in Mr. Ralls’ IRA account, 6,250 shares are held in Mrs. Ralls’ IRA account and 40,000 are held by Mrs. Ralls directly.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 4, 2016 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Osmium Partners, LLC	527,327	(2)	5.0%
300 Drakes Landing Road, Suite 172
Greenbrae, CA 94904

Pembroke Management, LTD	732,828	(3)	7.0%
1002 Sherbrooke Street West, Suite 1700
Montreal, Quebec, H3A 3S4, CANADA

Renaissance Technologies LLC	720,051	(4)	6.9%
800 Third Avenue
New York, NY 10022

Patrick J. Retzer	657,680	(5)	6.3%
PO Box 2191
Brookfield, WI 53008

(1)     Based on 10,489,639 shares outstanding as of March 3, 2017.

(2)     John H. Lewis, who had shared dispositive power and shared voting power over 527,327 shares of common stock, is the controlling member of Osmium Partners, LLC, a Delaware limited liability company (“Osmium Partners”), which had shared dispositive power and shared voting power over 527,327 shares of common stock and serves as the general partner of Osmium Capital, LP, a Delaware limited partnership (the “Fund”) which had shared dispositive power and shared voting power over 261,905 shares of common stock and Osmium Capital II, LP, a Delaware limited partnership (“Fund II”) which had shared dispositive power and shared voting power over 112,669 shares of common stock , Osmium Spartan, LP, a Delaware limited partnership (“Fund III”) which had shared dispositive power and shared voting power over 71,513 shares of common stock , and Osmium Diamond, LP, a Delaware limited partnership (“Fund IV”) which had shared dispositive power and shared voting power over 81,240 of common stock (all of the foregoing, collectively, the “Filers”). The Fund, Fund II, Fund III and Fund IV are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Fund, Fund II, Fund III and Fund IV directly own the common shares reported in this Statement. Mr. Lewis and Osmium Partners may be deemed to share with the Fund, Fund II, Fund III and Fund IV (and not with any third party) voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than the shares owned directly by such Filer. This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 14, 2017 by the Filers.

(3)     Pembroke Management, LTD had sole dispositive power and sole voting power over 732,828 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 3, 2017 by Pembroke Management, LTD.

(4)     Each of Renaissance Technologies, LLC (“RTC”), and Renaissance Technologies Holdings Corporation (“RTHC”) which had majority ownership of RTC, have sole voting and dispositive power over 720,051 shares of common stock. This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 14, 2017 by RTC and RTHC.

(5)     Patrick J. Retzer, had sole dispositive power and sole voting power over 681,121 shares of common stock. This information is based solely on a review of a Schedule 13G/A filed with the SEC on February 8, 2017 by Mr. Retzer.

Equity Compensation Plan Information

The following table provides information for our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	474,501	$12.67	806,129
1996 Equity Compensation Plan	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	474,501	$12.67	806,129

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

Director Independence

Our Board of Directors has determined that each of Messrs. Karp, Ralls, Gissin, Schwarz, Burnham and Ms. Chase are independent directors, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these six directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board of Directors has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our corporate governance, nomination and compensation satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2016 and 2015 are set forth below:

	2016 Fees	2015 Fees
Audit Fees (1)	$311,934	$327,264
Audit-Related Fees	—	—
Tax Fees (2)	110,844	143,725
All Other Fees	—	—
Total Fees	$422,778	$470,989

(1)	Consists of fees and expenses for the audit of consolidated financial statements, the reviews of our Quarterly Reports on Form 10-Q and services associated with registration statements.

(2)	Consists of fees and expenses for tax consulting services.

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

With respect to non-audit and accounting services of our independent auditors that are not pre-approved under the policy, the employee making the request must submit the request to our chief financial officer. The request must include a description of the services, the estimated fee, a statement that the services are not prohibited services under the policy and the reason why the employee is requesting our independent auditors to perform the services. If the aggregate fees for such services are estimated to be less than or equal to $50,000, our chief financial officer will submit the request to the chairman of the audit committee for consideration and approval, and the engagement may commence upon the approval of the chairman. The chairman is required to inform the full audit committee of the services at its next meeting. If the aggregate fees for such services are estimated to be greater than $50,000, our chief financial officer will submit the request to the full audit committee for consideration and approval, generally at its next meeting or special meeting called for the purpose of approving such services. The engagement may only commence upon the approval of full audit committee.

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
2.1

Stock Purchase Agreement, dated as of January 20, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 2.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

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

10.12

Credit Agreement, dated as of August 18, 2016, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal and Royal Bank of Canada, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 19, 2016).

10.13

Amended and restated Credit Agreement, dated as of January 20, 2017, by and amount Tucows.com Co., Ting Fiber, Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

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

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tucows Inc.

We have audited Tucows Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tucows Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form-10K for the fiscal year ended December 31, 2016. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tucows Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tucows Inc. as of December 31, 2016 and December 31, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 7, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
March 7, 2017

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tucows Inc.

We have audited the accompanying consolidated balance sheets of Tucows Inc. as of December 31, 2016 and December 31 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tucows Inc. as of December 31, 2016 and December 31 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(s) to the financial statements, the Company has elected to change its method of accounting for the presentation of deferred income taxes in 2016 and 2015 due to the adoption of Accounting Standard Update No. 2015-17, Income Taxes (Topic 740).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tucows Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of Tucows Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Charted Professional Accountants, Licensed Public Accountants

March 7, 2017

Toronto, Canada

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$15,105,075	$7,723,253
Accounts receivable, net of allowance for doubtful accounts of $164,145 as of December 31, 2016 and $122,095 as of December 31, 2015	10,925,622	7,171,388
Inventory	1,210,789	903,775
Prepaid expenses and deposits	6,250,555	5,067,790
Derivative instrument asset, current portion (note 7)	172,888	-
Prepaid domain name registry and ancillary services fees, current portion	49,396,737	44,708,041
Income taxes recoverable (note 9)	220,451	2,292,915
Total current assets	83,282,117	67,867,162

Prepaid domain name registry and ancillary services fees, long-term portion	10,993,156	11,040,929
Property and equipment (note 4)	13,450,438	7,126,676
Deferred tax asset (note 9)	5,708,725	7,621,092
Intangible assets (note 5)	19,973,793	14,469,677
Goodwill (note 5)	21,005,143	21,005,143
Total assets	$154,413,372	$129,130,679

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,786,645	$4,166,135
Accrued liabilities	7,098,905	5,855,686
Customer deposits	5,418,622	5,136,909
Derivative instrument liability, current portion (note 7)	-	2,027,086
Deferred rent, current portion	20,854	19,463
Loan payable (note 8)	2,233,110	3,500,000
Deferred revenue, current portion	62,795,079	56,646,390
Accreditation fees payable, current portion	528,027	465,300
Income taxes payable (note 9)	1,548,121	444,053
Total current liabilities	84,429,363	78,261,022

Deferred revenue, long-term portion	15,053,977	14,947,639
Accreditation fees payable, long-term portion	115,084	118,480
Deferred rent, long-term portion	124,202	100,864
Loan payable, long-term portion (note 8)	8,015,698	-
Deferred gain (note 13)	944,680	1,459,960
Deferred tax liability (note 9)	4,827,192	4,876,691

Redeemable non-controlling interest (note 3)	3,086,090	3,036,598

Stockholders' equity (note 10)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,461,574 shares issued and outstanding as of December 31, 2016 and 10,685,599 shares issued and outstanding as of December 31, 2015	14,460,500	14,530,633
Additional paid-in capital	2,857,921	8,526,395
Retained earnings	20,399,511	4,381,849
Accumulated other comprehensive income (loss)	99,154	(1,109,452)
Total stockholders' equity	37,817,086	26,329,425
Total liabilities and stockholders' equity	$154,413,372	$129,130,679

Commitments and contingencies (note 15)

Subsequent events (note 16)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2016	2015	2014

Net revenues (note 17)	$189,818,932	$171,686,779	$146,508,710

Cost of revenues (note 17)
Cost of revenues	120,186,962	112,980,685	101,861,002
Network expenses	5,210,500	5,464,777	4,554,635
Depreciation of property and equipment (note 4)	1,319,819	1,144,988	699,670
Amortization of intangible assets (note 5)	48,017	38,520	-
Total cost of revenues	126,765,298	119,628,970	107,115,307

Gross profit	63,053,634	52,057,809	39,393,403

Expenses:
Sales and marketing	20,754,752	17,394,376	14,235,668
Technical operations and development	4,494,819	4,502,845	4,305,715
General and administrative	11,404,793	10,661,949	9,459,008
Depreciation of property and equipment (note 4)	503,864	259,307	226,432
Amortization of intangible assets (note 5)	905,157	224,206	596,620
Impairment of indefinite life intangible assets (note 5)	42,673	206,116	577,145
Loss (gain) on currency forward contracts (note 7)	(98,977)	792,900	357,760
Total expenses	38,007,081	34,041,699	29,758,348

Income from operations	25,046,553	18,016,110	9,635,055

Other income (expense):
Interest expense, net	(449,838)	(159,025)	(206,730)
Other income, net (note 13)	516,209	85,872	-
Total other income (expense)	66,371	(73,153)	(206,730)

Income before provision for income taxes	25,112,924	17,942,957	9,428,325

Provision for income taxes (note 9)	9,045,770	6,569,227	3,054,229

Net income before redeemable non-controlling interest	16,067,154	11,373,730	6,374,096

Redeemable non-controlling interest (note 3)	(871,493)	(284,509)	-

Net loss attributable to redeemable non-controlling interest	871,493	284,509	-

Net income for the period	16,067,154	11,373,730	6,374,096

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 7)	567,816	(2,031,465)	(1,004,115)
Net amount reclassified to earnings (note 7)	640,790	1,544,454	626,655

Other comprehensive income (loss) net of tax of $668,637 for the year ended December 31, 2016, $287,996 for the year ended December 31, 2015 and $196,623 for the year ended December 31, 2014	1,208,606	(487,011)	(377,460)

Comprehensive income for the period	$17,275,760	$10,886,719	$5,996,636

Basic earnings per common share (note 14)	$1.53	$1.04	$0.57

Shares used in computing basic earnings per common share (note 14)	10,524,856	10,968,500	11,220,874

Diluted earnings per common share (note 14)	$1.50	$1.00	$0.54

Shares used in computing diluted earnings per common share (note 14)	10,713,595	11,360,084	11,730,398

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2013	10,907,063	$11,859,267	$28,632,311	$(13,329,379)	$(244,981)	$26,917,218
Exercise of stock options	502,061	2,365,825	(886,901)	-	-	1,478,924
Repurchase and retirement of shares (note 10)	(79,392)	(95,033)	(1,086,824)	-	-	(1,181,857)
Income tax effect related to stock options exercised	-	-	1,888,734	-	-	1,888,734
Stock-based compensation (note 11)	-	-	542,738	-	-	542,738
Net income	-	-	-	6,374,096	-	6,374,096
Other comprehensive income (loss)	-	-	-	-	(377,460)	(377,460)
Balances, December 31, 2014	11,329,732	14,130,059	29,090,058	(6,955,283)	(622,441)	35,642,393

Exercise of stock options	517,998	1,784,112	(980,976)	-	-	803,136
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(99,675)	-	(1,306,981)	-	-	(1,306,981)
Repurchase and retirement of shares (note 10)	(1,062,456)	(1,383,538)	(22,232,748)	-	-	(23,616,286)
Income tax effect related to stock options exercised	-	-	3,431,017	-	-	3,431,017
Stock-based compensation (note 11)	-	-	526,025	-	-	526,025
Net income	-	-	-	11,373,730	-	11,373,730
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3)	-	-	-	(36,598)	-	(36,598)
Other comprehensive income (loss)	-	-	-	-	(487,011)	(487,011)
Balances, December 31, 2015	10,685,599	14,530,633	8,526,395	4,381,849	(1,109,452)	26,329,425

Exercise of stock options	109,963	350,506	(204,116)	-	-	146,390
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(25,572)	-	(363,285)	-	-	(363,285)
Repurchase and retirement of shares (note 10)	(308,416)	(420,639)	(6,759,618)	-	-	(7,180,257)
Income tax effect related to stock options exercised	-	-	859,111	-	-	859,111
Stock-based compensation (note 11)	-	-	799,434	-	-	799,434
Net income	-	-	-	16,067,154	-	16,067,154
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3)	-	-	-	(49,492)	-	(49,492)
Other comprehensive income (loss)	-	-	-	-	1,208,606	1,208,606
Balances,December 31, 2016	10,461,574	$14,460,500	$2,857,921	$20,399,511	$99,154	$37,817,086

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2016	2015	2014
Cash provided by:
Operating activities:
Net income for the period	$16,067,154	$11,373,730	$6,374,096
Items not involving cash:
Depreciation of property and equipment	1,823,683	1,404,296	926,102
Amortization of debt discount and issuance costs	31,166	-	-
Amortization of intangible assets	953,174	262,726	596,620
Impairment of indefinite life intangible asset	42,673	206,116	577,145
Deferred income taxes	1,194,232	134,861	(1,084,470)
Amortization of deferred rent	24,729	27,449	16,899
Disposal of domain names	29,691	24,066	26,878
Other income	(515,280)	(85,872)	-
Loss (gain) on change in the fair value of forward contracts	(322,732)	136,276	50,624
Stock-based compensation	799,434	526,025	542,738
Change in non-cash operating working capital:
Accounts receivable	(3,754,234)	(220,188)	(1,484,282)
Inventory	(307,014)	(442,806)	(84,088)
Prepaid expenses and deposits	(1,182,765)	(1,282,054)	611,747
Prepaid domain name registry and ancillary services fees	(4,640,923)	630,653	(331,453)
Income taxes recoverable	3,176,532	(2,321,345)	(75,744)
Accounts payable	390,887	249,931	1,152,042
Accrued liabilities	1,243,219	1,691,356	28,515
Customer deposits	281,713	675,182	(39,219)
Deferred revenue	6,255,027	366,273	1,088,083
Accreditation fees payable	59,331	(10,664)	(14,889)
Net cash provided by operating activities	21,649,697	13,346,011	8,877,344

Financing activities:
Proceeds received on exercise of stock options	146,390	803,136	1,478,924
Payment of tax obligations resulting from net exercise of stock options	(363,285)	(1,306,981)	-
Excess tax benefits from share-based compensation expense	859,111	3,431,017	1,888,734
Repurchase of common stock	(7,180,257)	(23,616,286)	(1,181,857)
Proceeds received on loan payable	16,989,583	3,500,000	-
Repayment of loan payable	(9,758,276)	-	(6,300,000)
Payment of loan payable costs	(513,665)	-	-
Net cash provided by (used in) financing activities	179,601	(17,189,114)	(4,114,199)

Investing activities:
Additions to property and equipment	(7,917,822)	(2,967,360)	(711,656)
Proceeds on waiver of rights to .online registry	-	6,619,831	-
Remaining payment for the acquisition of Ting Virginia, LLC., net of cash of $21,423 (note 3)	-	(357,492)	-
Acquisition of other assets	-	-	(8,199,000)
Acquisition of intangible assets (note 5)	(6,529,654)	-	-
Net cash provided by (used in) investing activities	(14,447,476)	3,294,979	(8,910,656)

Increase in cash and cash equivalents	7,381,822	(548,124)	(4,147,511)

Cash and cash equivalents, beginning of period	7,723,253	8,271,377	12,418,888
Cash and cash equivalents, end of period	$15,105,075	$7,723,253	$8,271,377

Supplemental cash flow information:
Interest paid	$420,298	$173,197	$207,777
Income taxes paid, net	$3,766,664	$3,132,105	$2,172,047
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$446,821	$217,198	$66,397

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

The Company has reclassified certain prior period income statement amounts and related notes to conform to the financial statement presentation adopted in the current year. As a result of these reclassifications, there were no changes to previously reported Income from operations, Net income, Earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

During Fiscal 2016, the Company identified an immaterial error that affects the classification of certain marketing program costs. Prior to Fiscal 2016, the Company recorded the cost for certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The Statement of Operations and Comprehensive Income has been reclassified correctly reflect these marketing credits as a reduction in Net revenues for all current and comparative periods.  This resulted in a decrease in Net revenues, and a corresponding decrease in Sales and marketing expenses of $1.3 million and $1.2 million for the years ended December 31, 2015 ("Fiscal 2015") and December 31, 2014 ("Fiscal 2014"), respectively. The Company has evaluated the effect of the above misstatement on its consolidated financial statements for the prior fiscal periods in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatement When Quantifying Misstatements in the Current Year Financial Statements," and concluded that the prior fiscal periods were not materially misstated. These corrections have no impact on previously reported Income from operations, Net income or Earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

(b) Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to amounts recognized for carrying values of revenues, bad debts, goodwill and intangible assets which require estimates of future cash flows and discount rates, income taxes, contingencies and litigation, and estimates of credit spreads for determination of the fair value of derivative instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

(c) Cash and cash equivalents

All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

(d) Inventory

Inventory primarily consists of mobile devices and related accessories, and Internet optical network terminals and are stated at the lower of cost or net realizable value. Cost is determined based on actual cost of the mobile device, accessory shipped or optical network terminals.

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

 (e) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

	Rate
Asset
Computer equipment		30%
Computer software	33 1/3	-	100%
Furniture and equipment		20%
Vehicles and tools		20%
Fiber network (years)		15
Customer equipment and installations (years)		3
Leasehold improvements	Over term of lease
Assets under construction		N/A

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

Intangible Assets subject to amortization

Intangible assets subject to amortization, consist of brand and customer relationships and are amortized on a straight-line basis over their estimated useful lives as follows:

	(in years)

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

(h) Revenue recognition

The Company’s revenues are derived from domain name registration fees on both a wholesale and retail basis, the sale of domain names, the provisioning of other Internet services and advertising revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue.

(i)	Domain Services

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

(ii)	Network Access Services

The Company derives revenues from the provisioning of mobile phone and fixed Internet access services primarily through its Ting website. These revenues are recognized once services have been provided. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. Revenues for fixed Internet access services are billed on a fixed monthly basis based on the service plan selected. The Company’s billing cycle for each customer is computed based on the customer’s activation date. As a result, the Company estimates the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories and Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

(i) Deferred revenue

Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other domain related Internet services, on both a wholesale and retail basis, net of external commissions.

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

The Company is entitled to earn investment tax credits (“ITCs”), which are credits related to specific qualifying expenditures as prescribed by Canadian Income Tax legislation. These ITCs relate primarily to research and development expenses. The ITCs are recognized as a reduction in income tax expense once the Company has reasonable assurance that the amounts will be realized. The Company has not made any ITC claims for the years ended December 31, 2016 and 2015.

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

(r) Segment reporting

The Company operates in two operating segments, Domain Services and Network Access Services.

The Company’s Domain Services revenues are attributed to the country in which the contract originates, primarily Canada. Revenues from domain names issued from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer. The Company’s Network Access Services which consist primarily of mobile telephony services, as well as the provisioning of high speed Internet access, Internet hosting and consulting services, which are generated through its business operations in the United States.

The Company’s assets are located in Canada, the United States and Germany.

(s)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2016, the Company adopted Accounting Standards Updates ("ASU") No. 2015-16, Business Combinations (Topic 805), No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), and Nos. 2015-03 and 2015-15, Interest - Imputation of Interest (Subtopic 835-30). The adoption of these Accounting Standards Updates did not have a significant impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contracts and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for the Company for the interim and annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). In March 2016, FASB issued ASU No. 2016-08 clarifying the implementation guidance on principal versus agent considerations. In April 2016, FASB issued ASU. No 2016-10 providing further guidance on identifying performance obligations and licensing. In May 2016, FASB issued ASU. No 2016-12 providing guidance related revenue recognition and consideration received. Early adoption of these standards is permitted but not before the original effective date. Companies can transition to the standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not intend to adopt the updated standard early and is currently in the process of evaluating the impact of transition methods. Based on continuing analysis, we do not believe adoption of the updated standard will have a material impact as the Company’s mobile services are on month to month contracts with minimal device subsidization and our wholesale and retail domain registration services recognize revenue over the term of the services provided.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15), which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which clarified the definition of a business with objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendment update provides a screen to determine when a series of integrated activities is not a business. If the screen is not met, it first requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second removes the evaluation of whether a market participant could replace the missing elements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-01 will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company will apply ASU 2016-13 on January 1, 2020. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-01”), which simplifies the current two-step test to determine the amount, if any, of goodwill impairment. This update removes the second step of the quantitative test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020 (January 1, 2021 for the Company). The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements.

3. Acquisitions:

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the "BRI Group") for consideration of approximately $3.5 million. The Company advanced in escrow $3,125,000 during the year ended December 31, 2014, and paid the remaining purchase price of $357,492 during the year ended December 31, 2015. Ting Virginia, LLC was an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge Internet Works. The purchase price was primarily satisfied through an advance under our 2012 DLR Loan facility (note 8).

Ting Fiber, Inc. and the selling shareholders (the “Minority Shareholders”) also agreed to certain put and call options with regard to the remaining 30% interest in Ting Virginia, LLC retained by the Minority Shareholders. On the second anniversary of the closing date, Ting Fiber, Inc. may exercise a call option to purchase an additional 20% ownership interest in Ting Virginia, LLC. Contingent upon the exercise of the call option by Ting Fiber, Inc. the Minority Shareholders may exercise a put option within 7 days following the exercise of the call option by Ting Fiber, Inc., to sell their remaining 10% ownership interest in Ting Virginia, LLC. The consideration to be exchanged for the shares acquired or sold under the options shall be $100,000 per percentage point of the additional equity interest acquired. The Company exercised its call option to purchase an additional 20% on February 1, 2017, while the remaining 10% put option was not exercised by the Minority Shareholders (Note 16(c)).

In addition, on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option under which Ting Fiber, Inc. shall be obligated to purchase the Minority Shareholders’ remaining interest for $120,000 per percentage point of the additional equity interest acquired.

The Company has determined that the put options described above are embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. The present value of the liability at the acquisition date was $3,000,000 and is being accreted to the estimated liability amount using a rate of 1.6% from the acquisition date. During Fiscal 2016, this amount was increased by $49,492 to $3,086,090, to reflect the present value of this Redeemable non-controlling interest as at December 31, 2016 as compared to a $36,598 increase in Fiscal 2015.

The purchase consideration is comprised as follows:

Cash	$3,135,140
Less refund from working capital adjustment	(50,000)
Repayment of debt	418,775
Redeemable non-controlling interest	3,000,000
$6,503,915

The following table represents the purchase price allocation based on the estimated fair values of the assets

Current assets (including cash of $21,423)	$338,577
Current liabilities	(529,702)

Property and equipment, including:
Fiber network	3,456,024
Computer equipment	200,000
Furniture and equipment	5,000
Vehicles	92,000
Leasehold improvements	50,000

Intangible assets, including:
Network rights	692,000
Customer equipment and installations	68,000

Goodwill	2,132,016

Net assets acquired	$6,503,915

4. Property and equipment:

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Computer equipment	$8,122,420	$6,865,906
Computer software	1,277,972	1,171,806
Furniture and equipment	1,168,691	1,094,455
Vehicles and tools	830,543	275,424
Fiber network	7,095,971	4,633,942
Customer equipment and installations	3,889,581	242,370
Leasehold improvements	110,453	55,719
	22,495,631	14,339,622
Less:
Accumulated depreciation	9,045,193	7,212,946
	$13,450,438	$7,126,676

Depreciation of property and equipment:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Depreciation of property and equipment	$1,823,683	$1,404,296	$926,102

During the year ended December 31, 2016 no fully depreciated property, plant and equipment was written off. During the year ended December 31, 2015, fully depreciated property, plant and equipment with a cost of $0.4 million was written off.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $21.0 million as of December 31, 2016, unchanged from December 31, 2015. The Company's goodwill relates 90% ($18.9 million) to its Domain Services operating segment and 10% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in note 2(g) and there were no indications of impairment in the 2016 and 2015 impairment tests.

Other Intangible Assets:

Intangible assets consist of acquired brand, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment tests performed throughout the year. During 2016, we assessed that certain of the domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the year ended December 31, 2016, domain names, with a book value of $42,673, were not renewed and were recorded as an impairment of indefinite life intangible assets. During the year ended December 31, 2015 domain names, with a book value of $206,116, were not renewed and were recorded as impairments of indefinite life intangible assets.

Intangible assets, comprising brand, customer relationships and network rights are being amortized on a straight-line basis over periods of four to fifteen years.

On April 1, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The acquired assets were funded through a $6.0 million advance under the 2012 Demand Loan Facilities. These assets have been assigned to Customer Relationships and are being amortized over 7 years.

In Fiscal 2016, the Company also completed four smaller domain related asset acquisitions, primarily domain hosting customer relationships, for a total consideration of $0.3 million. These assets have been assigned to Customer Relationships and are being amortized over 7 years.

Acquired intangible assets consist of the following:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	15 years

Balances, December 31, 2014	$11,525,624	$1,941,231	$110,510	$625,220	$-	$14,202,585

Acquisition of Ting Virginia, LLC (note 3)	-	-	-	68,000	692,000	760,000
Additions to/(disposals from) domain portfolio, net	(6,815)	(17,251)	-	-	-	(24,066)
Impairment of indefinite life intangible assets	(179,454)	(26,662)	-	-	-	(206,116)
Amortization expense	-	-	(30,840)	(193,366)	(38,520)	(262,726)
Balances, December 31, 2015	$11,339,355	$1,897,318	$79,670	$499,854	$653,480	14,469,677
	-	-	-	-	-	-
Acquisition of customer relationships	-	-	-	6,529,654	-	6,529,654
Additions to/(disposals from) domain portfolio, net	(6,166)	(23,525)	-	-	-	(29,691)
Impairment of indefinite life intangible assets	(37,968)	(4,705)	-	-	-	(42,673)
Amortization expense	-	-	(74,460)	(830,697)	(48,017)	(953,174)
Balances, December 31, 2016	$11,295,221	$1,869,088	$5,210	$6,198,811	$605,463	$19,973,793

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2017	$1,181,294
2018	1,128,114
2019	978,936
2020	978,936
2021	978,936
Thereafter	1,563,268
Total	$6,809,484

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2016:

	December 31, 2016
	Fair Value Measurement Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument asset	$—	$172,888	$—	$172,888
Total Assets	$—	$172,888	$—	$172,888

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2016 and 2015, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2016, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $26.6 million, of which $24.0 million met the requirements of ASC Topic 815 and were designated as hedges (December 31, 2015 - $24.0 million, of which $20.3 million were designated as hedges).

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2016, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see note 6)

Derivatives	Balance Sheet Location	December 31, 2016 Assets at Fair Value	December 31, 2015 Liabilities at Fair Value

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$155,560	$(1,721,683)

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$17,328	$(305,403)

Total foreign currency forward contracts	Derivative instruments	$172,888	$(2,027,086)

Movement in AOCI balance for the year ended December 31, 2016

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Other comprehensive income (loss) before reclassifications	871,925	(304,109)	567,816
Amount reclassified from accumulated other comprehensive income	1,005,318	(364,528)	640,790
Other comprehensive income (loss) for the year ended December 31, 2016	1,877,243	(668,637)	1,208,606

Ending AOCI balance – December 31, 2016	$155,560	$(56,406)	$99,154

Movement in AOCI balance for the year ended December 31, 2015

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Other comprehensive income (loss) before reclassifications	(3,171,740)	1,140,275	(2,031,465)
Amount reclassified from accumulated other comprehensive income	2,396,733	(852,279)	1,544,454
Other comprehensive income (loss) for the year ended December 31, 2015	(775,007)	287,996	(487,011)

Ending AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Movement in AOCI balance for the year ended December 31, 2014

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2013	$(372,593)	$127,612	$(244,981)

Other comprehensive income (loss) before reclassifications	(1,527,171)	523,056	(1,004,115)
Amount reclassified from accumulated other comprehensive income	953,088	(326,433)	626,655
Other comprehensive income (loss) for the year ended December 31, 2014	(574,083)	196,623	(377,460)

Ending AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Effects of derivative instruments on income and other comprehensive income (OCI)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness

		Operating expenses	$(736,616)
Foreign currency forward contracts – year ended December 31, 2016	$1,208,606	Cost of revenues	$(221,460)	Operating expenses	$(47,242)

		Operating expenses	$(1,870,818)
Foreign currency forward contracts – year ended December 31, 2015	$(487,011)	Cost of revenues	$(525,916)	Operating expenses	$(294,113)

		Operating expenses	$(704,427)
Foreign currency forward contracts – year ended December 31, 2014	$(377,460)	Cost of revenues	$(248,662)	Operating expenses	$(20,535)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of $0.2 million upon settlement and a gain of $0.3 million for the change in fair value of outstanding contracts for the year ended December 31, 2016, in the consolidated statement of comprehensive income. The Company has recorded a loss of $0.5 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the year ended December 31, 2015, in the consolidated statement of comprehensive income. The Company has recorded a loss of $0.3 million upon settlement and a loss of $50,000 for the change in fair value of outstanding contracts for the year ended December 31, 2014, in the consolidated statement of comprehensive income.

8. Loan payable:

On August 18, 2016, the Company entered into a secured Credit Agreement (the “2016 Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”) and Royal Bank of Canada (collectively with BMO, the “Lenders”) to establish a credit facility (the “2016 Credit Facility”) that refinanced and replaced the Company's 2012 Demand Loan Facilities with BMO.

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

The repayment terms for Facility A require monthly interest payments with any final principal payment becoming due upon maturity of the 2016 Credit Facility. Under the repayment terms for Facility B, at December 31st of each year, balances drawn during the year that remain outstanding will become payable on a quarterly basis commencing the first quarter of the following year, for the period of amortization based on the purpose of the draw. For Facility C, each draw will become payable beginning the first full quarter post initial draw for the period of amortization based on the purpose of the draw. The amortization periods for Facility B and Facility C are based on the purposes of the draws as follows: draws for share repurchases are repaid over four years, draws for acquisitions over five years and draws for FFTH capital expenditures over seven years. The 2016 Credit Facility includes a mechanism that is triggered based on the Company’s Total Funded Debt to EBITDA calculation at the end of each fiscal year. If Total Funded Debt to EBITDA exceeds 2.0:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of Excess Cash Flow as defined under the agreement.

At December 31, 2016, there was no outstanding balance under Facility A (December 31, 2015 – nil), $6.0 million outstanding under Facility B (December 31, 2015 – nil) and $4.7 million outstanding under Facility C (December 31, 2015 – nil).

In addition, under the terms of the 2016 Credit Facility, the Company has the option, based on 60 days prior written notice and subject to approval by the Banks, to increase the size of Facility C by up to $15 million.

Borrowings under the 2016 Credit Facility accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

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

In connection with establishing the 2016 Credit Facility, the Company incurred $0.5 million of fees paid to the lenders and debt issuance costs which have been reflected as a reduction to the carrying value of the loan payable and will be amortized over the five-year term of the credit facility. For the year ended December 31, 2016, the Company amortized $31,166 as interest expense (year ended December 31, 2015 - $0).

	December 31, 2016	December 31, 2015

2012 Demand Loan Facilities	$-	$3,500,000
2016 Credit Facility B	6,000,000	-
2016 Credit Facility C	4,731,306	-
Less: unamortized debt discount and issuance costs	(482,498)	-
Total loan payable	10,248,808	3,500,000
Less: loan payable, current portion	2,233,110	3,500,000
Loan payable, long-term portion	$8,015,698	$-

The following table summarizes our scheduled principal repayments December 31, 2016:

Principal repayments as of December 31,
2017	$2,233,110
2018	2,233,110
2019	2,233,110
2020	2,046,261
2021	1,485,714
Thereafter	500,000
$10,731,305

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2016, the Company held contracts in the amount of $26.6 million to trade U.S. dollars in exchange for Canadian dollars.

General Terms

   The 2016 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2016 Credit Facility requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.25:1 until March 31, 2017 and 2.00:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $22 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the period ending December 31, 2016, the Company was in compliance with these covenants.

On January 20, 2017, the Company entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) as more fully described in Note 16(b).

9. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income for the year before provision for income taxes	$25,112,924	$17,942,957	$9,428,325
Computed expected tax expense	$8,538,245	$6,100,605	$3,205,631
Increase (reduction) in income tax expense resulting from:
State income taxes	530,803	265,489	64,056
Permanent differences, including foreign exchange	290,327	278,959	192,260
Other, including alternative minimum tax and adjustments to opening deferred tax assets	(313,605)	(75,826)	(407,718)
Provision for income taxes	$9,045,770	$6,569,227	$3,054,229

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016, and 2015 are presented below:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Deferred revenue	$5,482,080	$5,454,284
Foreign tax credit	1,275,937	1,529,075
Amortization	(2,184,944)	(883,466)
Accruals, including foreign exchange and other	1,135,652	1,521,199
Deferred tax assets	$5,708,725	$7,621,092

Deferred tax liabilities:
Limited life intangible assets	$(120,232)	$(169,731
Indefinite life intangible assets	(4,706,960)	(4,706,960)
Total deferred tax liability, long-term portion	$(4,827,192)	$(4,876,691)

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

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of December 31, 2016, and as of December 31, 2015, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes and other insignificant U.S. state taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any significant interest and penalties accrued as of December 31, 2016, and December 31, 2015.

Management believes that it is reasonably possible that $0.1 million of the unrecognized tax benefit will decrease in the next twelve months as it is anticipated that the foreign tax authorities will finalize their review of prior years’ taxes owing in Pennsylvania within that period.

The following is a reconciliation of Tucows’ change in uncertain tax position:

Total Gross Unrecognized Tax Benefits	December 31, 2016	December 31, 2015
Balance, beginning of year	$117,000	$117,000
Change in uncertain tax benefits	—	—
Balance, end of year	$117,000	$117,000

10. Common shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2016, there were 10,461,574 shares of common stock outstanding.

Repurchase of common shares:

(a)           Normal Course Issuer Bids:

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on or before February 9, 2017. The company repurchased 308,416 shares under this program during the year ended December 31, 2016 for a total $7.2 million.

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

(b)           Modified Dutch Tender Offers:

On January 7, 2015, the Company successfully concluded a modified “Dutch auction tender offer” that was previously announced in December 2014. Under the terms of the offer, the Company repurchased an aggregate of 193,907 shares of its common stock at a purchase price of $18.50 per share, for a total of $3.6 million, excluding transaction costs of approximately $0.1 million. The purchase price and all transaction costs were funded from available cash. All shares purchased in the tender offer received the same price and all shares repurchased were immediately retired. As a result of the completion of the tender offer, as of January 7, 2015, the Company had 11,135,825 shares issued and outstanding.

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

The following table summarizes our share repurchase activity for the periods covered below:

	Year Ended December 31,
	2016	2015	2014
Common stock repurchased on the open market or through tender offer
Number of shares	308,416	1,062,456	79,392
Aggregate market value of shares (in thousands)	$7,180	$23,616	$1,182
Average price per share	$23.28	$22.23	$14.89

Common stock received in connection with share-based compensation
Number of shares	25,572	99,675	—
Aggregate market value of shares (in thousands)	$634	$2,335	$—
Average price per share	$24.80	$23.42	$—

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

The fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2016	2015	2014

Volatility	66.1%	44.1%	56.1%
Risk-free interest rate	1.3%	1.3%	1.3%
Expected life (in years)	4.3	4.0	4.0
Dividend yield	-%	-%	-%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$11.18	$7.40	$7.02

Details of stock option transactions are as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2016		2015		2014
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	513,366	$9.24	976,062	$5.41	1,407,639	$3.80
Granted	81,750	22.66	67,500	21.26	102,475	15.78
Exercised	(109,963)	3.79	(517,998)	3.53	(502,061)	2.95
Forfeited	(9,902)	16.80	(10,323)	13.30	(28,366)	6.60
Expired	(750)	3.76	(1,875)	2.40	(3,625)	3.36
Outstanding, end of period	474,501	12.67	513,366	9.24	976,062	5.41
Options exercisable, end of period	332,192	$10.08	321,155	$6.49	725,392	$4.03

As of December 31, 2016, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.80	-	$ 4.48	51,771	$2.95	1.2	$1,671,976	51,771	$2.95	1.2	$1,671,976
$ 5.52	-	$ 8.92	171,705	6.64	2.4	4,912,868	157,723	6.47	2.3	4,539,689
$ 10.16	-	$14.67	29,375	10.83	3.7	717,287	19,998	11.15	3.6	482,018
$ 15.51	-	$19.95	131,150	17.37	4.6	2,344,893	72,700	17.18	4.3	1,314,039
$ 21.10	-	$24.96	71,750	22.36	5.4	924,728	30,000	23.51	4.5	352,125
$ 24.97	-	$27.53	18,750	27.53	4.7	144,750	-	-	-	-
			474,501	$12.67	3.5	$10,716,502	332,192	$10.08	2.9	$8,359,847

Total unrecognized compensation cost relating to unvested stock options at December 31, 2016, prior to the consideration of expected forfeitures, is approximately $1.2 million and is expected to be recognized over a weighted average period of 1.9 years.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $9.6 million and $5.5 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.8 million and $1.5 million respectively.

The Company recorded stock-based compensation amounting to $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014 respectively. Stock-based compensation has been included in operating expenses as follows:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Network expenses	$21,704	$28,915	$30,938
Sales and marketing	236,063	188,035	143,514
Technical operations and development	98,059	111,239	85,904
General and administrative	443,608	197,836	282,382
	$799,434	$526,025	$542,738

12. Foreign exchange:

A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2016. A foreign exchange loss amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2015. A foreign exchange loss amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2014.

13. Other income, net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.5 million of this gain was recognized for the year ended December 31, 2016 and $0.1 million for the year ended December 31, 2015.

14. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator for basic and diluted earnings per common share:
Net income for the year	$16,067,154	$11,373,730	$6,374,096
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,524,856	10,968,500	11,220,874
Effect of stock options	188,739	391,584	509,524
Diluted weighted average number of shares outstanding	10,713,595	11,360,084	11,730,398
Basic earnings per common share	$1.53	$1.04	$0.57
Diluted earnings per common share	$1.50	$1.00	$0.54

Options to purchase 76,750 common shares were outstanding during 2016 (2015: 75,050; 2014: 95,762) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the year.

15. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations	Total Obligations

2017	$1,113,000	$18,051,000	$19,164,000
2018	1,059,000	19,471,000	20,530,000
2019	1,022,000	83,000	1,105,000
2020	964,000	18,000	982,000
2021	303,000	8,000	311,000
Thereafter	1,138,000	43,000	1,181,000
	$5,599,000	$37,674,000	$43,273,000

Rental expense under operating lease agreements was $1.2 million, $1.0 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under the terms of the agreement, TING may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to TING and the City’s debt service requirements relating to financing of the network. TING is responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21 million, from their lenders, over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2016, the City has drawn $1.7 million and City’s revenues from TING exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2017.

(c)           In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as of December 31, 2016 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

16. Subsequent events:

(a)

On January 20, 2017, the Company entered into a Stock Purchase Agreement with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom Incorporated, a domain name registrar business, or eNom. The purchase price was $83.5 million in cash, less estimated purchase price adjustments of approximately $6.8 million relating primarily to a working capital deficit. The purchase price was financed by a facility established under the terms of an Amended Credit Agreement for net consideration of $76.7 million (note 16(b)). The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of eNom based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities.

The following table shows the preliminary allocation of the purchase price for eNom, Incorporated to the acquired identifiable assets, liabilities assumed and goodwill:

Total purchase price	$76,680,000

Accounts receivable, net	6,000,000
Other current assets	3,580,000
Deferred registration costs	80,000,000
Property and equipment, net	4,500,000
Intangible assets, net	44,300,000
Total identifiable assets	138,380,000
Accounts payable and accrued liabilities	(9,700,000)
Customer deposits	(6,700,000)
Deferred revenue	(88,066,000)
Total liabilities assumed	(104,466,000)
Total net assets (liabilities) assumed	33,914,000
Total goodwill	$42,766,000

(b)

On January 20, 2017, concurrent with the acquisition described above, the Company entered into an Amended Credit Agreement with the Lenders and Bank of Nova Scotia (collectively the 'New Lenders') to, among other things, reduce the existing non-revolving Facility C from $40 million to $35 million, and establish a non-revolving credit facility of $85 million of which $84.5 million was drawn to fund the acquisition, working capital deficit and related transaction costs. The Amended Credit Agreement provides the Company with access to an aggregate of $140 million in funds. Under the amended credit agreement, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 3.00:1 until September 30, 2017, 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company's maximum annual Capital Expenditures cannot exceed $32.8 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. The amended credit agreement also provides for an additional interest rate tier if the Company exceeds a 2.25x funded debt to adjusted EBITDA ratio and repayment terms remain unchanged for the existing facilities with the new non-revolving credit facility having a repayment term of five years with equal quarterly repayments commencing in second quarter of 2017.

(c)

On February 1, 2017, the Company exercised its call option to purchase an additional 20% ownership interest in Ting Virginia, LLC for consideration of $2.0 million. The Minority Shareholders did not exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC.

(d)	On March 1, 2017, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018.

 17. Segment Reporting:

(a)  We are organized and managed based on two operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate and are described as follows:

1.     Network Access Services - This segment derives revenue from the sale of mobile phones, telephony services high speed Internet access, Internet hosting and consulting services to individuals and small businesses primarily through the Ting website. Revenues are generated in the United States.

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access Services	Domain Name Services	Consolidated Totals
Years ended December 31, 2016

Net Revenues	$73,778,951	$116,039,981	$189,818,932

Cost of revenues
Cost of revenues	37,939,683	82,247,279	120,186,962
Network expenses	1,398,899	3,811,601	5,210,500
Depreciation of property and equipment	977,395	342,424	1,319,819
Amortization of intangible assets	48,017	-	48,017
Total cost of revenues	40,363,994	86,401,304	126,765,298
Gross Profit	33,414,957	29,638,677	63,053,634

Expenses:
Sales and marketing			20,754,752
Technical operations and development			4,494,819
General and administrative			11,404,793
Depreciation of property and equipment			503,864
Amortization of intangible assets			905,157
Impairment of indefinite life intangible assets			42,673
Loss on currency forward contracts			(98,977)
Income from operations			25,046,553
Other income (expenses), net			66,371
Income before provision for income taxes			$25,112,924

	Network Access	Domain Name Services	Consolidated Totals
Year ended December 31, 2015

Net Revenues	$60,974,265	$110,712,514	$171,686,779

Cost of revenues
Cost of revenues	34,133,569	78,847,116	112,980,685
Network expenses	698,960	4,765,817	5,464,777
Depreciation of property and equipment	447,644	697,344	1,144,988
Amortization of intangible assets	38,520	-	38,520
Total cost of revenues	35,318,693	84,310,277	119,628,970
Gross Profit	25,655,572	26,402,237	52,057,809

Expenses:
Sales and marketing			17,394,376
Technical operations and development			4,502,845
General and administrative			10,661,949
Depreciation of property and equipment			259,307
Amortization of intangible assets			224,206
Impairment of indefinite life intangible assets			206,116
Loss on currency forward contracts			792,900
Income from operations			18,016,110
Other income (expenses), net			(73,153)
Income before provision for income taxes			$17,942,957

	Network Access	Domain Name Services	Consolidated Totals
Year ended December 31, 2014

Net Revenues	$34,783,563	$111,725,147	$146,508,710

Cost of revenues
Cost of revenues	21,870,780	79,990,222	101,861,002
Network expenses	-	4,554,635	4,554,635
Depreciation of property and equipment	-	699,670	699,670
Amortization of intangible assets	-	-	-
Total cost of revenues	21,870,780	85,244,527	107,115,307
Gross Profit	12,912,783	26,480,620	39,393,403

Expenses:
Sales and marketing			14,235,668
Technical operations and development			4,305,715
General and administrative			9,459,008
Depreciation of property and equipment			226,432
Amortization of intangible assets			596,620
Impairment of indefinite life intangible assets			577,145
Loss on currency forward contracts			357,760
Income from operations			9,635,055
Other income (expenses), net			(206,730)
Income before provision for income taxes			$9,428,325

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2016	2015	2014

Network Access Services:
Mobile Services	$70,127,294	$57,685,554	$34,783,563
Other Services	3,651,657	3,288,711	-
Total Network Access Services	73,778,951	60,974,265	34,783,563

Domain Services:
Wholesale
Domain Services	89,009,546	84,934,519	86,585,994
Value Added Services	9,169,721	9,298,978	9,654,734
Total Wholesale	98,179,267	94,233,497	96,240,728

Retail	14,629,949	12,637,498	10,417,746
Portfolio	3,230,765	3,841,519	5,066,673
Total Domain Services	116,039,981	110,712,514	111,725,147

	$189,818,932	$171,686,779	$146,508,710

During the years ended December 31, 2016, 2015 and 2014, no customer accounted for more than 10% of total revenue. As at December 31, 2016, 2015 and 2014 no customers accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2016	2015	2014

Network Access Services:
Mobile Services	$35,914,882	$32,615,416	$21,870,780
Other Services	2,024,801	1,518,153	-
Total Network Access Services	37,939,683	34,133,569	21,870,780

Domain Services:
Wholesale
Domain Services	72,947,730	70,633,267	72,353,061
Value Added Services	1,918,165	2,023,341	2,211,085
Total Wholesale	74,865,895	72,656,608	74,564,146

Retail	6,765,237	5,494,550	4,539,439
Portfolio	616,147	695,958	886,637
Total Domain Services	82,247,279	78,847,116	79,990,222

Network Expenses:
Network, other costs	5,210,500	5,464,777	4,554,635
Network, depreciation and amortization costs	1,367,836	1,183,508	699,670
	6,578,336	6,648,285	5,254,305

	$126,765,298	$119,628,970	$107,115,307

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	December 31, 2016	December 31, 2015

Canada	$1,010,427	$1,225,236
United States	12,398,961	5,847,666
Germany	41,050	53,774
	$13,450,438	$7,126,676

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	December 31, 2016	December 31, 2015

Canada	$5,850,596	$-
United States	633,798	702,594
Germany	325,090	530,410
	$6,809,484	$1,233,004

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	December 31, 2016	December 31, 2015

Canada	$5,708,725	$7,621,092
	$5,708,725	$7,621,092

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts exclusding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Year ended December 31, 2016	$122,095	$42,050	$-	$164,145
Year ended December 31, 2015	$125,766	$(3,671)	$-	$122,095

EXHIBIT INDEX

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated as of January 20, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 2.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

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

10.12

Credit Agreement, dated as of August 18, 2016, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal and Royal Bank of Canada, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 19, 2016).

10.13

Amended and restated Credit Agreement, dated as of January 20, 2017, by and amount Tucows.com Co., Ting Fiber, Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

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

Tucows Inc.
DATE: March 7, 2017	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 7, 2017
Elliot Noss	(Principal Executive Officer) and Director

/s/ Michael Cooperman	Chief Financial Officer	March 7, 2017
Michael Cooperman	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 7, 2017
Allen Karp

/s/ Rawleigh Ralls	Director	March 7, 2017
Rawleigh Ralls

/s/ Robin Chase	Director	March 7, 2017
Robin Chase

/s/ Erez Gissin	Director	March 7, 2017
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 7, 2017
Jeffrey Schwartz
March 7, 2017
/s/ BRAD BURNHAM	Director
Brad Burnham