Form 10-Q
period 2017-03-31
TUCOWS INC /PA/
filed 2017-05-10
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging Growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

 As of May 5, there were 10,509,635 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Bulkregister® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$15,032,821	$15,105,075
Accounts receivable, net of allowance for doubtful accounts of $164,735 as of March 31, 2017 and $164,145 as of December 31, 2016	13,354,774	10,925,622
Inventory	1,039,793	1,210,789
Prepaid expenses and deposits	16,101,078	6,250,555
Derivative instrument asset, current portion (note 4)	356,525	172,888
Prepaid domain name registry and ancillary services fees, current portion	112,060,197	49,396,737
Income taxes recoverable	2,874,532	220,451
Total current assets	160,819,720	83,282,117

Prepaid domain name registry and ancillary services fees, long-term portion	24,463,113	10,993,156
Property and equipment	18,403,439	13,450,438
Deferred tax asset	-	881,533
Intangible assets (note 5)	62,503,033	19,973,793
Goodwill (note 5)	85,526,787	21,005,143
Total assets	$351,716,092	$149,586,180

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$7,246,007	$4,786,645
Accrued liabilities	9,518,273	7,098,905
Customer deposits	14,056,627	5,418,622
Deferred rent, current portion	20,854	20,854
Loan payable (note 6)	18,289,853	2,233,110
Deferred revenue, current portion	134,459,471	62,795,079
Accreditation fees payable, current portion	1,293,276	528,027
Income taxes payable	777,971	1,548,121
Total current liabilities	185,662,332	84,429,363

Deferred revenue, long-term portion	31,429,228	15,053,977
Accreditation fees payable, long-term portion	258,560	115,084
Deferred rent, long-term portion	128,234	124,202
Loan payable, long-term portion (note 6)	72,174,607	8,015,698
Deferred gain	815,860	944,680
Deferred tax liability	20,166,540	-

Redeemable non-controlling interest (note 8 (a))	1,098,589	3,086,090

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized;10,504,152 shares issued and outstanding as of March 31, 2017 and 10,461,574 shares issued and outstanding as of December 31, 2016	14,783,156	14,460,500
Additional paid-in capital	2,160,720	2,857,921
Retained earnings	22,833,503	20,399,511
Accumulated other comprehensive income (loss)	204,763	99,154
Total stockholders' equity	39,982,142	37,817,086
Total liabilities and stockholders' equity	$351,716,092	$149,586,180

Commitments and contingencies (note 11)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2017	2016

Net revenues (note 10)	$69,568,062	$44,746,089

Cost of revenues (note 10)
Cost of revenues	49,310,712	28,806,717
Network expenses	2,343,196	1,232,931
Depreciation of property and equipment	590,347	346,753
Amortization of intangible assets (note 5)	380,162	11,532
Total cost of revenues	52,624,417	30,397,933

Gross profit	16,943,645	14,348,156

Expenses:
Sales and marketing	7,219,322	4,465,056
Technical operations and development	1,694,141	1,176,360
General and administrative	3,457,343	2,404,927
Depreciation of property and equipment	166,317	73,268
Amortization of intangible assets (note 5)	1,380,809	56,997
Impairment of indefinite life intangible assets (note 5)	-	20,985
Loss (gain) on currency forward contracts (note 4)	(34,425)	(110,757)
Total expenses	13,883,507	8,086,836

Income from operations	3,060,138	6,261,320

Other income (expense):
Interest expense, net	(867,993)	(46,172)
Other income, net	128,897	128,820
Total other income (expense)	(739,096)	82,648

Income before provision for income taxes	2,321,042	6,343,968

Provision for (recovery of) income taxes (note 7)	(125,449)	1,905,730

Net income before redeemable non-controlling interest	2,446,491	4,438,238

Redeemable non-controlling interest (note 8)	(125,764)	(170,792)

Net loss attributable to redeemable non-controlling interest	125,764	170,792

Net income for the period	2,446,491	4,438,238

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	186,229	547,963
Net amount reclassified to earnings (note 4)	(80,620)	335,557
Other comprehensive income (loss) net of tax of $60,079 and $483,704 for the three months ended March 31, 2017 and March 31, 2016 (note 4)	105,609	883,520

Comprehensive income for the period	$2,552,100	$5,321,758

Basic earnings per common share (note 9)	$0.23	$0.42

Shares used in computing basic earnings per common share (note 9)	10,474,647	10,674,036

Diluted earnings per common share (note 9)	$0.23	$0.41

Shares used in computing diluted earnings per common share (note 9)	10,776,515	10,861,582

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash provided by:		(restated - note 3)
Operating activities:
Net income for the period	$2,446,491	$4,438,238
Items not involving cash:
Depreciation of property and equipment	756,664	420,021
Amortization of debt discount and issuance costs	67,105	-
Amortization of intangible assets	1,760,971	68,529
Impairment of indefinite life intangible asset	-	20,985
Deferred income taxes	1,319,819	273,159
Excess tax benefits on share-based compensation expense	(989,332)	61,360
Amortization of deferred rent	4,032	11,915
Loss on disposal of domain names	9,789	8,220
Other income	(128,820)	(128,820)
Loss (gain) on change in the fair value of forward contracts	(138,107)	(243,042)
Stock-based compensation	317,820	200,228
Change in non-cash operating working capital:
Accounts receivable	41,721	(890,510)
Inventory	170,996	(239,087)
Prepaid expenses and deposits	(3,557,508)	(252,924)
Prepaid domain name registry and ancillary services fees	(5,489,422)	(797,920)
Income taxes recoverable	(2,660,528)	1,226,454
Accounts payable	(3,446,427)	549,796
Accrued liabilities	1,830,922	(451,246)
Customer deposits	(83,591)	(179,923)
Deferred revenue	10,240,649	1,508,582
Accreditation fees payable	(71,327)	10,619
Net cash provided by operating activities	2,401,917	5,614,634

Financing activities:
Proceeds received on exercise of stock options	19,869	19,558
Payment of tax obligations resulting from net exercise of stock options	(712,234)	(36,685)
Repurchase of common stock	-	(2,180,279)
Proceeds received on loan payable	86,998,000	6,000,000
Repayment of loan payable	(6,258,278)	(218,750)
Payment of loan payable costs	(591,175)	-
Net cash used in financing activities	79,456,182	3,583,844

Investing activities:
Additions to property and equipment	(3,692,893)	(856,336)
Acquisition of a portion of the minority interest in Ting Virginia, LLC.	(2,000,000)	-
Acquisition of Enom Incorporated, net of cash	(76,237,460)	-
Acquisition of intangible assets	-	(6,054,546)
Net cash used in investing activities	(81,930,353)	(6,910,882)

Increase (decrease) in cash and cash equivalents	(72,254)	2,287,596

Cash and cash equivalents, beginning of period	15,105,075	7,723,253
Cash and cash equivalents, end of period	$15,032,821	$10,010,849

Supplemental cash flow information:
Interest paid	$872,645	$46,381
Income taxes paid, net	$2,342,916	$329,169
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$250,847	$11,338

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Company:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a provider of Network Access Services and Domain Services. Our Network Access Services includes mobile, fixed high-speed Internet access services, Internet hosting and network consulting services, with mobile and high-speed Internet operating under our Ting brand. Our Domain services include wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom, Hover and YummyNames brands.

Our principal executive office is located in Toronto, Ontario and we have other offices in the Netherlands, Germany and the United States. Our common stock is listed on NASDAQ under the symbol “TCX” and on the Toronto Stock Exchange under the symbol “TC”.

On January 20, 2017, the Company completed the purchase of all of the issued and outstanding capital stock of eNom, Incorporated (“eNom”) from Rightside Group. Ltd, a domain name registrar business. See note 8(b) for further information.

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2017 and the results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in Tucows' 2016 Annual Report on Form 10-K filed with the SEC on March 8, 2017.

              During the quarter ended March 31, 2016, the Company recorded the cost of certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The Statement of Operations and Comprehensive Income and supplemental financial information for the comparative period correctly reflect these marketing credits as a reduction in Net revenues.  This resulted in a decrease in Net revenues, and a corresponding decrease in Sales and marketing expenses of $0.9 million for the three months ended March 31, 2016. These immaterial corrections have no impact on previously reported Income from operations, Net income, Earnings per share, or on the previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2017 as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the adoption of Accounting Standard Update No. 2016-09, Stock Compensation (Topic 718). See note 3 for more information.

3. Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted

On January 1, 2017, the Company adopted Accounting Standards Updates ("ASU") No. 2016-05, Derivatives and Hedging (Topic 815) and ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The adoption of these updates did not have a significant impact on the consolidated financial statements.

In January 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-01”), which simplifies the current two-step test to determine the amount, if any, of goodwill impairment. This update removes the second step of the quantitative test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The update will be applied to the Company's goodwill impairment evaluation for the year ended December 31, 2017.

On January 1, 2017, the Company also adopted ASU No. 2016-09, Stock Compensation (Topic 718), which simplifies the presentation of several aspects of the accounting for employee share-based payment transactions. The areas for simplification include the income tax consequences, accounting for forfeitures, and classification on the statement of cash flows. The impacts of the adoption of ASU 2016-09 on our consolidated financial statements are as follows:

●

Accounting for Income Taxes – the standard requires that all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense on a prospective basis, which resulted in the recognition of $1.0 million in excess tax benefits as a reduction of tax expense related to employee share-based payments during the quarter ended March 31, 2017;

●

Cash Flow Classification – as a result of the new standard, all excess tax benefits related to employee share based payments which have been historically shown as a financing activity, should now be presented as an operating activity along with other income tax cash flows. Additionally, the standard requires that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The Company elected to apply both changes on a retrospective basis such that the comparative period is presented on a consistent basis as the current presentation; and

●

Forfeitures – the standard allows for an entity-wide accounting policy election to either estimate the number of awards that are not expected to vest because the requisite service period will not be rendered, or to account for forfeitures as they occur. Prior to the adoption of 2016-09 the Company estimated forfeitures for the purpose of accounting for stock-based compensation. Beginning in the quarter ending March 31, 2017, the Company utilized the election to account for forfeitures as incurred. In accordance with the provisions of the new standard, the change has been adopted on a modified retrospective basis; however, the cumulative adjustment to opening retained earnings was immaterial.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which clarified the definition of a business with objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendment update provides a screen to determine when a series of integrated activities is not a business. If the screen is not met, it first requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second removes the evaluation of whether a market participant could replace the missing elements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-01 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contracts and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard will be effective for the Company for the interim and annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). Companies can transition to the standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact of transition methods. Based on continuing analysis, we do not believe adoption of the updated standard will have a material impact as the Company’s mobile services are on month to month contracts with minimal device subsidization and our wholesale and retail domain registration services recognize revenue over the term of the services provided.

4. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, rent, Canadian taxes and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions. For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2017, is recorded as derivative instrument assets and derivative instrument liabilities.

As of March 31, 2017, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $20.2 million, of which $18.2 million were designated as hedges (December 31, 2016 - $26.6 million of which $24.0 million were designated as hedges).

As of March 31, 2017, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date			Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April	-	June 2017	$6,461,047	1.3512	$113,277
July	-	September 2017	6,928,942	1.3494	121,356
October	-	December 2017	6,859,570	1.3478	121,892
			$20,249,559	1.3494	$356,525

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of March 31, 2017	As of December 31, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$321,248	$155,560

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$35,277	$17,328

Total foreign currency forward contracts	Derivative instruments	$356,525	$172,888

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended March 31, 2017:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2016	$155,560	$(56,406)	$99,154

Other comprehensive income (loss) before reclassifications	292,171	(105,942)	186,229
Amount reclassified from accumulated other comprehensive income	(126,483)	45,863	(80,620)
Other comprehensive income (loss) for the three months ended March 31, 2017	165,688	(60,079)	105,609

Ending AOCI balance – March 31, 2017	$321,248	$(116,485)	$204,763

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2017 and March 31, 2016 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$105,355	Operating expenses	$—
Foreign currency forward contracts for the three months ended March 31, 2017	$105,609	Cost of revenues	$21,128	Cost of revenues	—

		Operating expenses	$(372,390)	Operating expenses	$(47,240)
Foreign currency forward contracts for the three months ended March 31, 2016	$883,520	Cost of revenues	$(106,817)	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a gain of $16,476 upon settlement and a gain of $17,949 for the change in fair value of outstanding contracts for the three months ended March 31, 2017, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a gain of $0.2 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the three months ended March 31, 2016, in the consolidated statement of operations and comprehensive income.

5. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $85.5 million as of March 31, 2017, up $64.5 million from December 31, 2016, as a result of the acquisition of eNom (note 8(b)). The Company's goodwill relates 98% ($83.4 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an impairment evaluation annually, or more frequently if impairment indicators are present.

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

A summary of acquired intangible assets for the three months ended March 31, 2017 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances December 31, 2016	$11,295,221	$1,869,088	$5,210	$6,198,811	$-	$605,463	$19,973,793

Reclassifications			43,620	(45,509)		1,889	-
Acquisition of Enom	-	-	12,400,000	28,000,000	3,900,000	-	44,300,000
Additions to/(disposals from) domain portfolio, net	(1,946)	(7,842)	-	-	-	-	(9,788)
Amortization expense	-	-	(342,452)	(1,038,358)	(368,630)	(11,532)	(1,760,972)
Balances March 31, 2017	$11,293,275	$1,861,246	$12,106,378	$33,114,944	$3,531,370	$595,820	$62,503,033

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made:

Year ending December 31,

Remainder of 2017	$6,696,261
2018	8,823,908
2019	6,869,230
2020	6,750,360
2021	6,750,360
Thereafter	13,458,394
Total	$49,348,512

As of March 31, 2017, the accumulated amortization for the definite life intangible assets was $8.7 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. and that were up for renewal should not be renewed. For the three months ended March 31, 2017, all domain names were renewed. For the three months ended March 31, 2016, domain names, with a book value $20,985 were not renewed and were recorded as an impairment of indefinite life intangible assets.

On January 20, 2017, the Company acquired eNom, a wholesale and retail domain registrar. The Company acquired the assets and liabilities of eNom including wholesale and retail brands, proprietary technology and the existing customer relationships. The Company has accounted for these on a fair value basis and each intangible asset is being amortized over the estimated useful life. The amortization for the brands, technology and customer relationships are 7, 2 and 7 years, respectively. See note 8(b) for further details.

6. Loan payable:

On January 20, 2017, the Company entered into an amended secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. This amendment to its 2016 Credit Facility, among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $84.5 million (the “Facility D”). The Company immediately drew down $84.5 million under Facility D to fund the acquisition of eNom (note 8(b)).

In connection with the 2017 Amended Credit Agreement, the Company incurred $591,175 of fees paid to lenders and debt issuance costs, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement.

2017 Amended Credit Facility

The obligations of the Company under the 2017 Amended Credit Facility are secured by a first priority lien on substantially all of the personal property and assets of the Company.

The 2017 Amended Credit Facility has a four-year term. Under the 2017 Amended Credit Facility, the Company has access to an aggregate of up to $140 million in funds that are available as follows:

●	a $5 million revolving credit facility (“Facility A”);
●	a $15 million revolving reducing term facility (“Facility B”);
●	a $35.5 million non-revolving facility (“Facility C”); and
●	a $84.5 million non-revolving facility (“Facility D”).

Borrowings under the 2017 Amended Credit Facility accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s Total Funded Debt to EBITDA as described below. The purpose of Facility A is for general working capital and general corporate requirements, while Facility B and Facility C support share repurchases, acquisitions and capital expenditures associated with the Company’s Fiber to the Home program (“FTTH”). Facility D was provided and used for the acquisition of eNom.

The repayment terms for Facility A require monthly interest payments with any final principal payment becoming due upon maturity of the 2017 Amended Credit Facility. Under the repayment terms for Facility B, at December 31st of each year, balances drawn during the year that remain outstanding will become payable on a quarterly basis commencing the first quarter of the following year, for the period of amortization based on the purpose of the draw. For Facilities C and D, each draw will become payable beginning the first full quarter post initial draw for the period of amortization based on the purpose of the draw. The amortization periods for Facilities B, C and D are based on the purposes of the draws as follows: draws for share repurchases are repaid over four years, draws for acquisitions over five years and draws for FFTH capital expenditures over seven years. The 2017 Amended Credit Facility also includes a mechanism that is triggered based on the Company’s Total Funded Debt to EBITDA calculation at the end of each fiscal year. If Total Funded Debt to EBITDA exceeds 2.25:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of Excess Cash Flow as defined under the agreement.

Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR	2.00% Margin	2.25% Margin	2.75% Margin	3.25% Margin

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate	0.75% Margin	1.00% Margin	1.50% Margin	2.00% Margin

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the 2017 Amended Credit Facility as at March 31, 2017:

	March 31, 2017	December 31, 2016

Facility B	$-	$6,000,000
Facility C	6,973,028	4,731,306
Facility D	84,498,000	-
Less: unamortized debt discount and issuance costs	(1,006,568)	(482,498)
Total loan payable	90,464,460	10,248,808
Less: loan payable, current portion	18,289,853	2,233,110
Loan payable, long-term portion	$72,174,607	$8,015,698

The following table summarizes our scheduled principal repayments as of March 31, 2017:

Principal repayments
Remainder of 2017	$13,717,390
2018	18,289,853
2019	18,289,853
2020	18,103,004
2021	17,542,457
Thereafter	5,528,471
$91,471,028

Treasury Risk Management Facility

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2017, the Company held contracts in the amount of $20.2 million to trade U.S. dollars in exchange for Canadian dollars (note 4).

General Terms

   The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 3.00:1 until September 30, 2017, 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $32.8 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the period ending March 31, 2017, the Company was in compliance with these covenants.

7. Income taxes

For the three months ended March 31, 2017, we recorded an income tax recovery of $0.1 million on income before income taxes of $2.3 million, using an estimated effective tax rate for the fiscal year ending December 31, 2017 (“ Fiscal 2017”) adjusted for certain minimum state taxes as well as the inclusion of a $1.0 million tax expense recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the three months ended March 31, 2016, the Company recorded a provision for income taxes of $1.9 million on income before taxes of $6.3 million, using an estimated effective tax rate for the 2016 fiscal year.

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

On January 20, 2017, the Company acquired eNom and as part of the acquisition, the Company assumed $20.0 million of deferred tax liabilities (note 8(b)).

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2017 and as of December 31, 2016, which if recognized would favorably affect its income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2017 and December 31, 2016, respectively.

8. Acquisitions:

(a)	Blue Ridge Websoft

On February 27, 2015, Ting Fiber, Inc., one of the Company’s wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the "BRI Group") for consideration of approximately $3.5 million. Ting Virginia, LLC was an independent Internet service provider in Charlottesville, Virginia, doing business primarily as Blue Ridge Internet Works.

On February 1, 2017, under the terms of a call option in the agreement, Ting Fiber, Inc. acquired an additional 20% interest in Ting Virginia, LLC from the selling shareholders (the “Minority Shareholders”) for consideration of $2.0 million. The Company recorded the $2.0 million payment as a reduction in the carrying value of Redeemable non-controlling interest. Following the exercise of the call option, the Minority Shareholders chose not to exercise their right to put their remaining 10% interest in Ting Virginia, LLC to Ting Fiber, Inc. The Minority Shareholders still retain the right, on the fourth anniversary of the closing date (February 27, 2019), to exercise their put option under which Ting Fiber, Inc. would be obligated to purchase their remaining interest for $120,000 per percentage point of the additional equity interest acquired. The Company has determined that the put option is embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. As at March 31, 2017, the value of the Redeemable non-controlling interest is $1,098,589 and is being accreted to the redemption value of $1,200,000 through February 27, 2019.

(b)	eNom, Incorporated

On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom, Incorporated, a domain name registrar business. The acquisition provides Tucows additional scale and efficiency opportunities across its domain registrar operations. The purchase price was $77.8 million, which represented the agreed upon purchase of $83.5 million less an amount of $5.7 million related to the working capital deficiency assessment on acquisition. The purchase price and the majority of the related acquisition costs were financed through borrowings under Facility D of the 2017 Amended Credit Facility agreement (note 6).

The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of eNom based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation is pending the finalization of the fair value of taxation-related balances and for potential adjustments to assets and liabilities. We expect to finalize this determination on or before September 30, 2017.

The following table shows the preliminary allocation of the purchase price for eNom to the acquired identifiable assets and liabilities assumed:

Goodwill	$64,521,645
Cash	1,594,217
Brand	12,400,000
Developed technology	3,900,000
Customer relationships	28,000,000
Prepaid domain registry fees	70,643,994
Other assets	10,170,789
Total assets	191,230,645
Deferred Revenue	(77,798,994)
Deferred Tax Liabilities	(20,011,945)
Other liabilities	(15,588,029)
Total liabilities	(113,398,968)

Preliminary consideration paid	$77,831,677

As required by ASC 805, Business Combinations, the Company has recorded deferred revenue at fair value at the acquisition date, which was determined by estimating the costs associated with customer support services and prepaid domain name registration fees to fulfill the contractual obligations over the remaining life of the contract at the acquisition date plus a normal profit margin.

The goodwill related to this acquisition is primarily attributable to synergies expected to arise from the acquisition and is not tax deductible for tax purposes.

In connection with this acquisition, the Company incurred total acquisition related costs of $0.8 million of which $0.4 million is included in General & Administrative expenses in the Consolidated Statements of Operations for the three months ended March 31, 2017.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of eNom had occurred as of January 1, 2016. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Unaudited
	Three months ended March 31,
	2017	2016

Net revenues	$74,030,284	$81,984,690
Net income	2,074,318	613,507

Basic earnings per common share	0.20	0.06
Diluted earnings per common share	$0.19	$0.06

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended March 31,
	2017	2016

Numerator for basic and diluted earnings per common share:
Net income for the period	$2,446,491	$4,438,238

Denominator for basic and diluted earnings per scommon share:
Basic weighted average number of common shares outstanding	10,474,647	10,674,036
Effect of outstanding stock options	301,868	187,546
Diluted weighted average number of shares outstanding	10,776,515	10,861,582

Basic earnings per common share	$0.23	$0.42

Diluted earnings per common share	$0.23	$0.41

For the three months ended March 31, 2017, outstanding options to purchase 28,500 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares (March 31, 2016 – 130,475).

During the three months ended March 31, 2017, no common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2017 (March 31, 2016 – 98,178)

10. Segment reporting:

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

2.     Domain Services – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making its portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

The Chief Executive Officer is the chief operating decision maker and regularly reviews the operations and performance by segment. The chief operating decision maker reviews gross profit as a key measure of performance for each segment and to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, loss on currency forward contracts, other income (expense), and provision for income taxes, are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the chief operating decision maker. The Company follows the same significant accounting policies and estimates for the segments as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Information by operating segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access	Domain Name Services	Consolidated Totals
Three months ended March 31, 2017

Net Revenues	$19,100,862	$50,467,200	$69,568,062

Cost of revenues
Cost of revenues	10,410,397	38,900,315	49,310,712
Network expenses	541,963	1,801,233	2,343,196
Depreciation of property and equipment	426,078	164,269	590,347
Amortization of intangible assets	11,532	368,630	380,162
Total cost of revenues	11,389,970	41,234,447	52,624,417
Gross Profit	7,710,892	9,232,753	16,943,645

Expenses:
Sales and marketing			7,219,322
Technical operations and development			1,694,141
General and administrative			3,457,343
Depreciation of property and equipment			166,317
Amortization of intangible assets			1,380,809
Impairment of indefinite life intangible assets			-
Gain on currency forward contracts			(34,425)
Income from operations			3,060,138
Other income (expenses), net			(739,096)
Income before provision for income taxes			$2,321,042

	Network Access	Domain Name Services	Consolidated Totals
Three months ended March 31, 2016

Net Revenues	$16,997,839	$27,748,250	$44,746,089

Cost of revenues
Cost of revenues	8,945,276	19,861,441	28,806,717
Network expenses	214,524	1,018,407	1,232,931
Depreciation of property and equipment	185,680	161,073	346,753
Amortization of intangible assets	11,532	-	11,532
Total cost of revenues	9,357,012	21,040,921	30,397,933
Gross Profit	7,640,827	6,707,329	14,348,156

Expenses:
Sales and marketing			4,465,056
Technical operations and development			1,176,360
General and administrative			2,404,927
Depreciation of property and equipment			73,268
Amortization of intangible assets			56,997
Impairment of indefinite life intangible assets			20,985
Gain on currency forward contracts			(110,757)
Income from operations			6,261,320
Other income (expenses), net			82,648
Income before provision for income taxes			$6,343,968

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2017	2016

Network Access Services:
Mobile Services	$17,962,868	$16,107,426
Other Services	1,137,994	890,413
Total Network Access Services	19,100,862	16,997,839

Domain Services:
Wholesale
Domain Services	39,091,817	21,257,654
Value Added Services	4,056,812	2,299,039
Total Wholesale	43,148,629	23,556,693

Retail	6,401,703	3,450,895
Portfolio	916,868	740,662
Total Domain Services	50,467,200	27,748,250

	$69,568,062	$44,746,089

During the three months ended March 31, 2017 and 2016, no customer accounted for more than 10% of total revenue. As at March 31, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended March 31,
	2017	2016

Network Access Services:
Mobile Services	$9,567,160	$8,558,435
Other Services	843,237	386,841
Total Network Access Services	10,410,397	8,945,276

Domain Services:
Wholesale
Domain Services	34,462,927	17,642,586
Value Added Services	557,941	479,451
Total Wholesale	35,020,868	18,122,037

Retail	3,617,402	1,578,442
Portfolio	262,045	160,962
Total Domain Services	38,900,315	19,861,441

Network Expenses:
Network, other costs	2,343,196	1,232,931
Network, depreciation and amortization costs	970,509	358,285
	3,313,705	1,591,216

	$52,624,417	$30,397,933

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2017	December 31, 2016

Canada	$1,095,863	$1,010,427
United States	17,271,569	12,398,961
Germany	36,007	41,050
	$18,403,439	$13,450,438

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	March 31, 2017	December 31, 2016

Canada	$5,617,394	$5,850,596
United States	43,457,359	633,798
Germany	273,760	325,090
	$49,348,513	$6,809,484

(f)           The following is a summary of the Company’s deferred tax asset by geographic region:

	March 31, 2017	December 31, 2016

Canada	$-	$5,708,725
	$-	$5,708,725

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Three months ended March 31, 2017	$164,145	$590	$-	$164,735
Year ended December 31, 2016	$122,095	$42,050	$-	$164,145

11. Commitments and contingencies:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2017 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

12. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three month period ended March 31, 2017:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2016	10,461,574	$14,460,500	$2,857,921	$20,399,511	$99,154	$37,817,086
Exercise of stock options	68,876	322,656	(302,787)	-	-	19,869
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(26,298)	-	(712,234)	-	-	(712,234)
Income tax effect related to stock options exercised	-	-	-	-	-	-
Stock-based compensation (note 14)	-	-	317,820	-	-	317,820
Net income	-	-	-	2,446,491	-	2,446,491
Accretion of redeemable non-controlling interest in TingÂ Virginia, LLC.	-	-	-	(12,499)	-	(12,499)
Other comprehensive income (loss)	-	-	-	-	105,609	105,609
Balances, March 31, 2017	10,504,152	$14,783,156	$2,160,720	$22,833,503	$204,763	$39,982,142

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018. During the three months ended March 31, 2017, the Company did not repurchase any shares under this program.

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. The Company repurchased 98,718 shares under this program during the three months ended March 31, 2016 for a total of $2.2 million.

On February 11, 2015, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $20 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 16, 2015 and terminated on February 9, 2016. The Company did not repurchase any shares under this program during the three months ended March 31, 2016.

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

Details of stock option transactions for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	474,501	$12.67	513,366	$9.24
Granted	32,875	40.56	55,000	20.89
Exercised	(68,876)	7.83	(11,574)	4.63
Forfeited	(7,889)	18.46	(5,401)	12.24
Expired	-	-	(750)	3.76
Outstanding, end of period	430,611	15.46	550,641	10.48
Options exercisable, end of period	264,753	$10.72	311,594	$6.54

As of March 31, 2017, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.80	-	$ 8.92	173,473	$6.11	1.9	$7,796,487	159,554	$5.89	1.8	$7,205,069
$10.16	-	$19.95	140,013	16.26	4.1	4,871,179	77,699	16.01	3.8	2,722,299
$21.10	-	$27.53	84,250	23.61	5.0	2,312,190	27,500	23.73	4.2	751,250
$35.25	-	$37.35	14,375	35.89	6.2	217,937	-	-	-	-
$43.15	-	$47.00	18,500	44.19	6.8	126,900	-	-	-	-
			430,611	$15.46	3.6	$15,324,693	264,753	$10.72	2.6	$10,678,618

Total unrecognized compensation cost relating to unvested stock options at March 31, 2017 was approximately $1.6 million and is expected to be recognized over a weighted average period of 1.8 years.

The Company recorded stock-based compensation of $0.3 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	March 31, 2017
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$356,525	$-	$356,525

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2016:

	December 31, 2016
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$172,888	$-	$172,888

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, our expectation regarding the acquisition of eNom, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to effectively integrate acquisitions, including the acquisition of eNom in January 2017;

•	Our ability to service our debt, including interest payments and scheduled principal repayments;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Our principal place of business is located in Canada. Our Network Access Services segment primarily derives revenue from the sale of retail mobile phones, telephony services and high speed Internet access to individuals and small businesses, and our Domain Services segment derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue and cost of revenues for each of our segments in order to gain more depth and understanding of the key business metrics driving our business.

On January 20, 2017, we completed the acquisition of eNom, a domain registrar business. For more information on this acquisition, see note 8(b) to the unaudited interim financial statements included in this report.

For the three months ended March 31, 2017 and March 31, 2016, we reported revenue of $69.6 million and $44.7 million, respectively.

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

 The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina, Westminster, Maryland; and Charlottesville, Virginia. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. We also derive revenue from providing Internet hosting and network consulting services to business customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015.

Revenues from Ting Mobile and Ting Internet are generated in the United States and are provided on a monthly basis with no fixed contract term.

As of March 31, 2017, Ting managed mobile telephony services for approximately 175,000 subscribers and had approximately 280,000 devices under management. For a discussion of the subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Domain Services include wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom and YummyNames brands We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

Our primary distribution channel is a global network of approximately 40,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. The increase in our reseller network during the quarter from 13,000 resellers resulted from our acquisition of eNom in January 2017. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and ccTLD options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface (API), easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS and eNom Domain Services manage 30 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and other value-added services. All of these services are made available to end-users through a network of 40,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale. A significant portion of the of monetization of domain expiry stream comes from NameJet, our 50% joint investment with Web.com that was acquired as part of the eNom acquisition.

Retail, primarily the Hover and eNom portfolio of websites, including eNom, eNom Central and Bulkregister, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Portfolio generates revenue by offering names in our domain portfolio for resale through a number of distribution channels, including NameJet and our reseller network. We also generate advertising revenue from our portfolio.

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

Adjusted EBITDA

Tucows reports all financial information in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. For additional information regarding adjusted EBITDA, see “—Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016 — Adjusted EBITDA.”

Network Access Services

	March 31,
	2017 (1)	2016 (1)

Ting subscribers under management	175,000	141,000
Ting devices under management	280,000	221,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2017 (1)	2016 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations	4,891	2,352

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	March 31,
	2017 (1)	2016 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	23,895	10,079
Registered using Registrar Accreditations belonging to Resellers	5,694	3,231
Total domain names under management	29,589	13,310

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Ting has also enjoyed rapid growth in its first five years of operation. During this growth phase, we have been able to continue to grow gross customer additions and maintain a consistent churn rate, which has allowed us to maintain net new customer additions despite the impact of churn on a fast-growing customer base. We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, negatively affect our ability to maintain growth.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of New gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. We will continue to maintain separate accreditations, branding and support for OpenSRS and eNom and our growth will depend on our ability to continue to attract and retain customers for both brands by maintaining strong domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and the sale of names from our portfolio of domain names and through the domain expiry streams. The revenue associated with domain sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and declining advertising yields in the marketplace, which we expect to continue.

From time-to-time certain of our vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Sales of domain names from our domain portfolio has a negative impact on our advertising revenue as these names are no longer available for advertising purposes. In addition, the timing of larger domain name portfolio sales is unpredictable and may lead to significant quarterly and annual fluctuations in our Portfolio revenue.

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

Other Services

Other services derive revenues from providing fixed high speed internet access to individuals and small businesses in select cities including Holly Springs, Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase our fixed Internet access services. Revenues are generated from fixed monthly access charges with a primary focus on the 1 GB unlimited data usage package. Services are provided on a monthly basis with no fixed contract term.

Domain Services

Wholesale - OpenSRS Domain Service

Historically, our wholesale OpenSRS Domain Service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. With the acquisition of eNom and its 26,000-reseller network, domain services will continue to be the largest portion of our business and will further fuel our ability sell add-on services.

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

Wholesale – Value-Added Services

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

We also derive revenue from other Value-Added Services primarily from provisioning SSL certificates. In addition, we derive revenue from the bulk sale of domain names and advertising from the OpenSRS and eNom domain expiry stream.

In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software.

Retail

We derive revenues from Hover and eNom’s retail properties through the sale of retail domain name registration and email services to individuals and small businesses.

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

Critical Accounting Policies

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of Accounting Standard Update No. 2016-05 Derivatives and Hedging (Topic 815), ASU 2015-16 Simplifying the Accounting for Measurement-Period Adjustments, ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350), and ASU No. 2016-09 Stock Compensation (Topic 718). For further information on our critical accounting policies and estimates, see Note 3 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

During the quarter ended March 31, 2016, the Company recorded the cost of certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The Statement of Operations and Comprehensive Income and supplemental financial information for the comparative period correctly reflect these marketing credits as a reduction in Net Revenues.  This resulted in a decrease in Net Revenues, and a corresponding decrease in Sales and marketing expenses of $0.9 million for the three months ended March 31, 2016. These immaterial corrections have no impact on previously reported Income from operations, Net income, Earnings per share, or on the previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2017	2016

Network Access Services:
Mobile Services	$17,962,868	$16,107,426
Other Services	1,137,994	890,413
Total Network Access Services	19,100,862	16,997,839

Domain Services:
Wholesale
Domain Services	39,091,817	21,257,654
Value Added Services	4,056,812	2,299,039
Total Wholesale	43,148,629	23,556,693

Retail	6,401,703	3,450,895
Portfolio	916,868	740,662
Total Domain Services	50,467,200	27,748,250

	$69,568,062	$44,746,089
Increase over prior period	$24,821,973
Increase - percentage	55%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2017	2016

Network Access Services:
Mobile Services	26%	35%
Other Services	2%	2%
Total Network Access Services	28%	37%

Domain Services:
Wholesale
Domain Services	56%	48%
Value Added Services	6%	5%
Total Wholesale	62%	53%

Retail	9%	8%
Portfolio	1%	2%
Total Domain Services	72%	63%

	100%	100%

Total net revenues for the three months ended March 31, 2017 increased by $24.8 million or 55% to $69.6 million when compared to the three months ended March 31, 2016. The increase was largely due to the acquisition of eNom.

Deferred revenue increased to $165.9 million at March 31, 2017 from $77.8 million at December 31, 2016. The increase was largely due to the acquisition of eNom.

No customer accounted for more than 10% of total revenue during the three months ended March 31, 2017 and 2016. As at March 31, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from Ting mobile phone equipment and services for the three months ended March 31, 2017 increased by $1.9 million or 12% to $18.0 million as compared to the three months ended March 31, 2016. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $2.1 million to $16.4 million as compared to March 31, 2016. Services revenues and related gross margins were impacted by the issuance of $35 service credits to each RingPlus customer (see discussion below). Revenues from the sale of mobile hardware and related accessories decreased by $0.3 million to $1.6 million for the three months ended March 31, 2017.

 High speed Internet access, Internet hosting and network consulting services generated $1.1 million in revenue during the three months ended March 31, 2017, up $0.2 million from the three months ended March 31, 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA and Westminster, MD and launch of services in Holly Springs, NC. Increased access revenues were partially offset by ongoing declines in legacy revenues from hosting and network consulting services.

As of March 31, 2017, Ting had 175,000 accounts and 280,000 mobile devices under its management compared to 141,000 subscribers and 221,000 devices under management as of March 31, 2016. When compared to December 31, 2016 accounts and mobile devices increased by 24,000 and 35,000 respectively. Included in this increase are 18,500 accounts and 23,000 mobile devices that migrated from RingPlus, a non-related MVNO, when it shut down operations in February. As part of our agreement with RingPlus, we undertook to offer a $35 service credit to each RingPlus customer who activated their account on the Ting platform. RingPlus’s business model included a substantial number of users on free plans. It is highly likely that many of these customers will use those credits and then immediately port out to another service. Accordingly, we expect that churn in the quarter ended June 30, 2017 will be substantially higher than normal which may negatively impact our total accounts and mobile devices under management.

Wholesale

During the three months ended March 31, 2017, domain services revenue increased by $17.8 million or 84% to $39.1 million when compared to the three months ended March 31, 2016. This increase was due to the acquisition of eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom.

During the three months ended March 31, 2017, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 2.5 million to 4.9 million when compared to the three months ended March 31, 2016. These increases were due to the acquisition of eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

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

As of March 31, 2017, total domains that we manage under our own accreditations increased by 13.8 million to 23.9 million when compared March 31, 2016. Including domains that we manage on behalf of other accredited registrars, total domains under management increased by 16.3 million to 29.6 million when compared to March 31, 2016. These increases were due to the acquisition eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

During the three months ended March 31, 2017, value added services revenue increased by $1.8 million to $4.1 million when compared to the three months ended March 31, 2016. This increase was due to the acquisition of eNom on January 20, 2017. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom, Incorporated.

Retail

Net revenues from Retail for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, increased by $3.0 million, or 86%, to $6.4 million. These increases were largely due to the acquisition of eNom and to a lesser extent due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones. Our revenues and gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from Portfolio for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, increased by $0.2 million to $0.9 million.

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

Domain Services

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

Value-Added Services

Costs of revenues for Value-Added Services include licensing and royalty costs related to the provisioning of certain components related to hosted email, fees paid to third-party service providers, primarily for trust certificates and for printing services in connection with Platypus. Fees payable for trust certificates are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2017	2016

Network Access Services:
Mobile Services	$9,567,160	$8,558,435
Other Services	843,237	386,841
Total Network Access Services	10,410,397	8,945,276

Domain Services:
Wholesale
Domain Services	34,462,927	17,642,586
Value Added Services	557,941	479,451
Total Wholesale	35,020,868	18,122,037

Retail	3,617,402	1,578,442
Portfolio	262,045	160,962
Total Domain Services	38,900,315	19,861,441

Network Expenses:
Network, other costs	2,343,196	1,232,931
Network, depreciation and amortization costs	970,509	358,285
	3,313,705	1,591,216

	$52,624,417	$30,397,933
Increase over prior period	$22,226,484
Increase - percentage	73%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended March 31,
	2017	2016

Network Access Services:
Mobile Services	18%	28%
Other Services	2%	1%
Total Network Access Services	20%	29%

Domain Services:
Wholesale
Domain Services	65%	58%
Value Added Services	1%	2%
Total Wholesale	66%	60%

Retail	7%	5%
Portfolio	1%	1%
Total Domain Services	74%	66%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	2%	1%
	6%	5%

	100%	100%

Total cost of revenues for the three months ended March 31, 2017, increased by $22.2 million, or 73%, to $52.6 million when compared to the three months ended March 31, 2016. This increase primarily resulted from the acquisition of eNom on January 20, 2017, acquisition of the international reseller channel of Melbourne IT on April 1, 2016 and the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of March 31, 2017 increased to $136.5 million from $60.4 million as of December 31, 2016, primarily due to the acquisition of eNom.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, increased by $1.0 million or 11% to $9.6 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $0.9 million to $7.8 million as compared to the three months ended March 31, 2016. Mobile hardware and related accessories costs increased by $0.1 million compared to the three months ended March 31, 2016, to $1.8 million.

In addition, during the three months ended March 31, 2017, we incurred costs of $0.8 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $0.4 million during the three months ended March 31, 2016. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Wholesale

Costs for Wholesale and Value-Added Services for the three months ended March 31, 2017 increased by $16.9 million, or 93%, to $35.0 million when compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, costs for Wholesale increased year over year due to the acquisition of eNom on January 20, 2017 and to a lesser extent acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

Retail

Costs for Retail for the three months ended March 31, 2017 increased by $2.0 million, to $3.6 million when compared to the three months ended March 31, 2016. This increase resulted primarily from the acquisition of eNom on January 20, 2017 and to a lesser extent the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended March 31, 2017 increased by $0.1 million to $0.3 million, when compared to the three months ended March 31, 2016.

Network Expenses

Network costs for the three months ended March 31, 2017 increased by $1.7 million to $3.3 million when compared to the three months ended March 31, 2016. The increase is primarily due to the acquisition of eNom on January 20, 2017, including acquired developed platform technology.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing non-personnel expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2017	2016
Sales and marketing	$7,219,322	$4,465,056
Increase over prior period	$2,754,266
Increase - percentage	62%
Percentage of net revenues	10%	10%

Sales and marketing expenses for the three months ended March 31, 2017 increased by $2.8 million, or 62%, to $7.2 million when compared to the three months ended March 31, 2016. This increase related primarily to an increase of $1.3 million in workforce and travel related costs due partly to the increased eNom workforce as well as workforce increases to support network access related growth. Marketing and other costs increased $1.3 million largely to support and acquire Ting mobile and fixed Internet access subscribers. In addition, expenses also increased due to a $0.2 million reversal of a 2015 bonus accrual during the three months ended March 31, 2016.

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

	Three months ended March 31,
	2017	2016
Technical operations and development	$1,694,141	$1,176,360
Increase over prior period	$517,781
Increase - percentage	44%
Percentage of net revenues	2%	3%

Technical operations and development expenses for the three months ended March 31, 2017 increased by $0.5 million, or 44%, to $1.7 million when compared to the three months ended March 31, 2016. The increase in costs relate primarily to increased salaries and benefits associated with the eNom technical operations and development workforce that were included as of January 20, 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2017	2016
General and administrative	$3,457,343	$2,404,927
Increase over prior period	$1,052,416
Increase - percentage	44%
Percentage of net revenues	5%	5%

General and administrative expenses for the three months ended March 31, 2017 increased by $1.1 million, or 44%, to $3.5 million when compared to the three months ended March 31, 2016. This increase is primarily related to a $0.3 million increase in workforce and travel related expenses due primarily to an eNom related increase in workforce as well as travel activity associated with integration of eNom operations. Professional fees increased $0.3 million primarily related to legal fees associated with the eNom acquisition while facility costs increased $0.2 million primarily related to the inclusion of the eNom office in Kirkland, Washington. Expenses also increased due to a $0.2 million reversal of a 2015 bonus accrual during the three months ended March 31, 2016. In addition, credit card processing fees increased by $0.1 million, primarily to support the growth of network access services. During the three months ended March 31, 2017 and 2016, we experienced gains of less than $0.1 million on foreign exchange revaluation of our foreign denominated monetary assets and liabilities.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended March 31,
	2017	2016
Depreciation of property and equipment	$166,317	$73,268
Increase over prior period	$93,049
Increase - percentage	127%
Percentage of net revenues	0%	0%

Depreciation costs are up $0.1 million for the three months ended March 31, 2017 due to higher investments in property and equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2017	2016
Amortization of intangible assets	$1,380,809	$56,997
Increase over prior period	$1,323,812
Increase - percentage	2,323%
Percentage of net revenues	2%	0%

Amortization of intangible assets for the three months ended March 31, 2017 increased $1.3 million due to the impact of the acquisition of eNom. The Company acquired intangible assets related to brand and customer relationships totaling $40.4 million.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended March 31,
	2017	2016
Impairment of indefinite life intangible assets	$-	$20,985
Decrease over prior period	$(20,985)
Decrease - percentage	(100)%
Percentage of net revenues	-%	0%

As part of our normal renewal process during the three months ended March 31, 2017 we assessed whether certain domain names acquired in the September 2006 acquisition of Mailbank.com Inc. should be renewed or be allowed to expire. Accordingly, no domain names were identified as impaired for the three months ended March 31, 2017. During the three months ended March 31, 2016, domain names with a book value of $20,985 were written off and recorded as an impairment of indefinite life intangible assets.

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

	Three months ended March 31,
	2017	2016
(Gain) loss on currency forward contracts	$(34,425)	$(110,757)
Decrease over prior period	$76,332
Decrease - percentage	(69)%
Percentage of net revenues	(0)%	(0)%

As of March 31, 2017, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2017. The impact of the fair value adjustment on outstanding contracts resulted in an unrealized net gain of less than $0.1 million for the three months ended March 31, 2017 compared to an unrealized net gain of $0.2 million for the three months ended March 31, 2016. In addition, the impact of the fair value adjustment on matured contracts resulted in a realized gain upon settlement of currency forward contracts of less than $0.1 million for the three months ended March 31, 2017 and a realized loss of $0.1 million for the three months ended March 31, 2016.

At March 31, 2017, our balance sheet reflects a net derivative instrument asset of $0.4 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2017	2016
Other income (expense), net	$(739,096)	$82,648
Increase over prior period	$(821,744)
Increase - percentage	994%
Percentage of net revenues	(1)%	0%

Other expense during the three months ended March 31, 2017 was $0.7 million as compared to Other income of $0.1 million for the three months ended March 31, 2016. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility (as discussed below), which was partially offset by income of $0.1 million from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015. The increase in Other expense is due to interest expense increasing $0.8 million related to net loan advances of $87.0 million during the three months ended March 31, 2017 related to the acquisition of eNom and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

	Three months ended March 31,
	2017	2016
Provision for (recovery of) income taxes	$(125,449)	$1,905,730
Decrease in provision over prior period	$(2,031,179)
Decrease - percentage	(107)%
Effective tax rate	(5.4)%	30.0%

For the three months ended March 31, 2017, we recorded an income tax recovery of $0.1 million on income before income taxes of $2.3 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $1.0 million tax expense recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the three months ended March 31, 2016, we recorded a provision for income taxes of $1.9 million on income before taxes of $6.3 million, using an estimated effective tax rate for the 2016 fiscal year.

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

We had approximately $0.1 million of total gross unrecognized tax benefit as of March 31, 2017, and as of December 31, 2016, which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to prior year Pennsylvania state franchise taxes. We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2017 and December 31, 2016, respectively.

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

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended March 31,
	2017 (unaudited)	2016 (unaudited)

Net income for the period	$2,446	$4,438
Depreciation of property and equipment	757	420
Amortization of intangible assets	1,761	69
Impairment of intangible assets	-	21
Interest expense, net	868	46
Provision for income taxes	(125)	1,906
Stock-based compensation	318	200
Unrealized loss (gain) on change in fair value of forward contracts	(18)	(243)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(193)	461
Acquisition and transition costs[1]	382	-

Adjusted EBITDA	$6,196	$7,318

[1]Acquisition and transition costs represent non-recurring costs incurred in connection with the acquisition of eNom, Incorporated in January 2017. These costs are primarily comprised of professional fees for legal, accounting and other services.

Adjusted EBITDA decreased to $6.2 million in the three months ended March 31, 2017 from $7.3 million in the three months ended March 31, 2016. The decrease in adjusted EBITDA from period to period was primarily driven by the continued investment in the Company’s Fiber to the Home program and higher realized foreign exchange gains in the three months ending March 31, 2016 as compared to the three months ending March 31, 2017 offset by growth in domain services.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2017 was a net gain in other comprehensive income of $0.2 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2016 was a net gain in other comprehensive income of $0.5 million.

The net amount reclassified to earnings during the three months ended March 31, 2017 was a gain of $0.1 million compared to a loss of $0.3 million during the three months ended March 31, 2016.

	Three months ended March 31,
	2017	2016
Other comprehensive income (loss)	$105,609	$883,520
Decrease over prior period	$(777,911)
Decrease - percentage	88%
Percentage of net revenues	0%	2%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our cash and cash equivalents balance decreased by $0.1 million to $15.0 million when compared to December 31, 2016. Our principal uses of cash were the acquisition of eNom for $76.2 million, net of cash acquired, $6.3 million in loan repayments, $2.0 million for the additional 20% interest in Ting Virginia, LLC, $0.7 million of tax payment associated with stock option exercises and continued investment in property and equipment of $3.7 million. These uses of liquidity were offset by proceeds from advances of $86.4 million, net of financing costs, from our 2017 Amended Credit Facility (defined below) to fund the acquisition of eNom and to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities of $2.4 million

On January 20, 2017, the Company entered into an amended secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. This amendment to its 2016 Credit Facility, among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and establish a new non-revolving credit facility of $84.5 million (the “Facility D”). The Company immediately drew down $84.5 million under Facility D to fund the acquisition of eNom in accordance with the terms and conditions of the Purchase Agreement (as defined below) and associated costs.

 Borrowings under the 2017 Amended Credit Facility accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s Total Funded Debt to EBITDA as described below. The purpose of Facility A is for general working capital and general corporate requirements, while Facility B and Facility C support share repurchases, acquisitions and capital expenditures associated with the Company’s FTTH program. Facility D is solely for the acquisition of eNom.

The repayment terms for Facility A require monthly interest payments with any final principal payment becoming due upon maturity of the 2017 Amended Credit Facility. Under the repayment terms for Facility B, at December 31st of each year, balances drawn during the year that remain outstanding will become payable on a quarterly basis commencing the first quarter of the following year, for the period of amortization based on the purpose of the draw. For Facilities C and D, each draw will become payable beginning the first full quarter post initial draw for the period of amortization based on the purpose of the draw. The amortization periods for Facilities B, C and D are based on the purposes of the draws as follows: draws for share repurchases are repaid over four years, draws for acquisitions over five years and draws for FFTH capital expenditures over seven years. The 2017 Amended Credit Facility includes a mechanism that is triggered based on the Company’s Total Funded Debt to EBITDA calculation at the end of each fiscal year. If Total Funded Debt to EBITDA exceeds 2.25:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of Excess Cash Flow as defined under the agreement.

The Amended Credit Facility also provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2017, the Company held contracts in the amount of $20.2 million to trade U.S. dollars in exchange for Canadian dollars.

The 2017 Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2017, we were in compliance with all our covenants.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2017 was $2.4 million, as compared to $5.6 million during the three months ended March 31, 2016

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2017 was $5.5 million. Net income included non-cash charges and recoveries of $5.4 million such as depreciation, amortization, impairment of indefinite life intangible assets, stock-based compensation, excess tax benefits on stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital used $3.0 million. Positive contributions of $12.3 million from movements in accounts receivable, deferred revenue, inventory and accrued liabilities offset by $15.3 million utilized in changes from income taxes recoverable, accounts payable, prepaid expenses and domain registry fees, accreditation fees payable and customer deposits.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the three months ended March 31, 2017 totaled $79.5 million as compared to cash inflows of $3.6 million during the three months ended March 31, 2016. Net cash inflows of $87.0 million resulting from draws on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures. These cash inflows were partially offset by outflows of $6.3 million of principal repayments relating to our 2017 Credit Amended Credit Facility, $0.7 million outflow from the net impact of exercise of stock options and $0.6 million of debt issuance costs.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2017 used net cash of $82.2 million as compared to using $6.9 million during the three months ended March 31, 2016.

On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom Incorporated, a domain name registrar business. The purchase price was $76.2 million, net of cash of $1.6 million and purchase price adjustments of $5.7 million relating primarily to a working capital deficit.  In connection with this acquisition, the Company incurred acquisition related expenditures of $0.8 million (note 8(b)).  The purchase price and the majority of the related acquisition costs were financed through borrowings under Facility D of the 2017 Amended Credit Facility agreement. For additional details, see note 8(b) to the interim unaudited financial statements included in this report.

On February 1, 2017, the Company acquired an additional 20% interest in Ting Virginia, LLC. for a consideration of $2.0 million. The consideration was funded through cash flow from operations. For additional details, see note 8(a) to the interim unaudited financial statements included in this report.

 In addition, the Company invested $3.7 million in property and equipment, primarily to support the continued expansion of our fiber footprint.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2016, we disclosed our contractual obligations.

As of March 31, 2017, there have been no other material changes to those contractual obligations outside the ordinary course of business, except for the Company entering into a credit agreement to establish the 2017 Amended Credit Facility which replaced the 2016 Credit Facility. For more information, see note 6 to the interim unaudited financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2017. We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2017, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April- June 2017	$6,461,047	1.3512	$113,277
July- September 2017	6,928,942	1.3494	121,356
October- December 2017	6,859,570	1.3478	121,892
	$20,249,559	1.3494	$356,525

As of March 31, 2017, we had $20.2 million of outstanding foreign exchange forward contracts which will convert to CDN $27.3 million. Of these contracts, $18.2 million met the requirements for hedge accounting (as of December 31, 2016 - $26.6 million of which $24.0 were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2017 The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2017 of approximately $0.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation as of March 31, 2017, management has concluded that our disclosure controls and procedures were effective. Management’s assessment of disclosure controls and procedures excluded consideration of eNom’s internal control over financial reporting. eNom was acquired during the first quarter of 2017, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. eNom’s total assets were approximately $199 million as March 31, 2017; its revenues during the three months ended March 31, 2017 were approximately $20 million.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of eNom, we are in the process of evaluating eNom’s internal controls to determine the extent to which modifications to eNom’s internal controls would be appropriate.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. There have been no material changes to these risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that may yet be purchased under the Plans or Programs

January 1	-	January 31, 2017	—	$—	—	$—
February 1	-	February 28, 2017	—	—	—	—
March 1	-	March 31, 2017	—	—	—	—
			—	$—	—	$—

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018. The Company repurchased nil shares under this program for the three months ended March 31, 2017.

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

Date: May 10, 2017	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Davinder Singh
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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