Form 10-Q
period 2017-06-30
TUCOWS INC /PA/
filed 2017-08-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

 As of August 4, there were 10,553,291 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$15,145,979	$15,105,075
Accounts receivable, net of allowance for doubtful accounts of $166,727 as of June 30, 2017 and $164,145 as of December 31, 2016	14,260,465	10,925,622
Inventory	2,306,434	1,210,789
Prepaid expenses and deposits	14,914,646	6,250,555
Derivative instrument asset, current portion (note 5)	573,378	172,888
Prepaid domain name registry and ancillary services fees, current portion	109,526,920	49,396,737
Income taxes recoverable	2,184,634	220,451
Total current assets	158,912,456	83,282,117

Prepaid domain name registry and ancillary services fees, long-term portion	24,020,136	10,993,156
Property and equipment	20,405,942	13,450,438
Deferred tax asset	-	5,708,725
Intangible assets (note 6)	60,432,167	19,973,793
Goodwill (note 6)	87,486,243	21,005,143
Total assets	$351,256,944	$154,413,372

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$6,635,890	$4,786,645
Accrued liabilities	7,700,707	7,098,905
Customer deposits	17,208,189	5,418,622
Deferred rent, current portion	20,891	20,854
Loan payable, current portion (note 7)	18,289,853	2,233,110
Deferred revenue, current portion	133,161,879	62,795,079
Accreditation fees payable, current portion	1,247,213	528,027
Income taxes payable	860,452	1,548,121
Total current liabilities	185,125,074	84,429,363

Deferred revenue, long-term portion	31,453,857	15,053,977
Accreditation fees payable, long-term portion	304,475	115,084
Deferred rent, long-term portion	129,649	124,202
Loan payable, long-term portion (note 7)	67,669,773	8,015,698
Deferred gain	687,040	944,680
Deferred tax liability	19,650,592	4,827,192

Redeemable non-controlling interest (note 4 (a))	1,111,138	3,086,090

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,552,401 shares issued and outstanding as of June 30, 2017 and 10,461,574 shares issued and outstanding as of December 31, 2016	15,125,326	14,460,500
Additional paid-in capital	1,607,476	2,857,921
Retained earnings	28,062,438	20,399,511
Accumulated other comprehensive income	330,106	99,154
Total stockholders' equity	45,125,346	37,817,086
Total liabilities and stockholders' equity	$351,256,944	$154,413,372

Commitments and contingencies (note 11)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Net revenues (note 10)	$84,223,301	$47,203,913	$153,791,363	$91,950,003

Cost of revenues (note 10)
Cost of revenues	59,445,344	29,792,108	108,756,056	58,598,827
Network expenses	2,260,566	1,404,826	4,603,762	2,637,757
Depreciation of property and equipment	714,629	350,920	1,304,976	697,673
Amortization of intangible assets (note 6)	455,402	11,532	835,564	23,064
Total cost of revenues	62,875,941	31,559,386	115,500,358	61,957,321

Gross profit	21,347,360	15,644,527	38,291,005	29,992,682

Expenses:
Sales and marketing	7,447,225	5,230,118	14,666,547	9,695,174
Technical operations and development	1,798,097	998,651	3,492,238	2,175,011
General and administrative	3,286,610	2,926,608	6,743,953	5,331,535
Depreciation of property and equipment	164,693	76,922	331,010	150,190
Amortization of intangible assets (note 6)	1,608,489	276,918	2,989,298	333,915
Impairment of indefinite life intangible assets (note 6)	-	3,894	-	24,879
Loss (gain) on currency forward contracts (note 5)	(26,776)	(8,711)	(61,201)	(119,468)
Total expenses	14,278,338	9,504,400	28,161,845	17,591,236

Income from operations	7,069,022	6,140,127	10,129,160	12,401,446

Other income (expense):
Interest expense, net	(970,029)	(120,528)	(1,838,022)	(166,699)
Other income, net	225,481	128,820	354,378	257,640
Total other income (expense)	(744,548)	8,292	(1,483,644)	90,941

Income before provision for income taxes	6,324,474	6,148,419	8,645,516	12,492,387

Provision for income taxes (note 8)	1,082,990	2,077,633	957,541	3,983,363

Net income before redeemable non-controlling interest	5,241,484	4,070,786	7,687,975	8,509,024

Redeemable non-controlling interest (note 4 (a))	(117,294)	(273,690)	(243,058)	(444,482)

Net income attributable to redeemable non-controlling interest	117,294	273,690	243,058	444,482

Net income for the period	5,241,484	4,070,786	7,687,975	8,509,024

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 5)	142,768	27,264	328,997	575,227
Net amount reclassified to earnings (note 5)	(17,425)	79,367	(98,045)	414,924
Other comprehensive income (loss) net of tax of $71,303 and $60,659 for the three months ended June 30, 2017 and June 30, 2016, and $131,382 and $544,363 for the six months ended June 30, 2017 and June 30, 2016 (note 5)	125,343	106,631	230,952	990,151

Comprehensive income for the period	$5,366,827	$4,177,417	$7,918,927	$9,499,175

Basic earnings per common share (note 9)	$0.50	$0.39	$0.73	$0.80

Shares used in computing basic earnings per common share (note 9)	10,528,219	10,541,659	10,501,407	10,607,843

Diluted earnings per common share (note 9)	$0.49	$0.38	$0.71	$0.79

Shares used in computing diluted earnings per common share (note 9)	10,793,031	10,733,860	10,785,685	10,797,458

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cash provided by:		(restated - note 2)		(restated - note 2)
Operating activities:
Net income for the period	$5,241,484	$4,070,786	$7,687,975	$8,509,024
Items not involving cash:
Depreciation of property and equipment	879,322	427,842	1,635,986	847,863
Loss on write off of property and equipment	8,794	-	8,794	-
Amortization of debt discount and issuance costs	80,207	-	147,312	-
Amortization of intangible assets	2,063,891	288,450	3,824,862	356,979
Impairment of indefinite life intangible asset	-	3,894	-	24,879
Deferred income taxes	(2,885,373)	430,184	(1,565,554)	703,343
Excess tax benefits on share-based compensation expense	(1,181,754)	384,839	(2,171,086)	446,199
Amortization of deferred rent	1,452	4,749	5,484	16,664
Loss on disposal of domain names	6,976	12,601	16,765	20,821
Other income	(128,820)	(128,820)	(257,640)	(257,640)
Loss (gain) on change in the fair value of forward contracts	(162,813)	(28,977)	(300,920)	(272,019)
Stock-based compensation	313,265	190,187	631,085	390,415
Change in non-cash operating working capital:
Accounts receivable	(905,691)	(1,921,021)	(863,970)	(2,811,531)
Inventory	(1,266,641)	(141,830)	(1,095,645)	(380,917)
Prepaid expenses and deposits	1,186,432	(1,106,950)	(2,371,076)	(1,359,874)
Prepaid domain name registry and ancillary services fees	2,976,254	(3,101,043)	(2,513,168)	(3,898,963)
Income taxes recoverable	2,513,458	(36,174)	(147,070)	1,190,280
Accounts payable	(591,560)	(1,233,092)	(4,037,987)	(683,296)
Accrued liabilities	(1,817,566)	(396,328)	13,356	(847,574)
Customer deposits	3,151,562	1,214,472	3,067,971	1,034,549
Deferred revenue	(1,272,963)	3,597,790	8,967,686	5,106,372
Accreditation fees payable	(78,203)	26,537	(149,530)	37,156
Net cash provided by operating activities	8,131,713	2,558,096	10,533,630	8,172,730

Financing activities:
Proceeds received on exercise of stock options	84,969	37,209	104,838	56,767
Payment of tax obligations resulting from net exercise of stock options	(609,307)	(203,019)	(1,321,541)	(239,704)
Repurchase of common stock	-	(4,999,978)	-	(7,180,257)
Proceeds received on loan payable	-	-	86,998,000	6,000,000
Repayment of loan payable	(4,572,462)	(218,750)	(10,830,740)	(437,500)
Payment of loan payable costs	(12,579)	(133,500)	(603,754)	(133,500)
Net cash provided by (used in) financing activities	(5,109,379)	(5,518,038)	74,346,803	(1,934,194)

Investing activities:
Additions to property and equipment	(2,909,176)	-	(6,602,069)	-
Gross proceeds from the waiver of rights to .online registry	-	(975,401)	-	(1,831,737)
Acquisition of a portion of the minority interest in Ting Virginia, LLC.	-	-	(2,000,000)	-
Acquisition of Enom Incorporated, net of cash (note 4(b))	-	-	(76,237,460)	-
Acquisition of intangible assets	-	(196,024)	-	(6,250,570)
Net cash used in investing activities	(2,909,176)	(1,171,425)	(84,839,529)	(8,082,307)

Increase (decrease) in cash and cash equivalents	113,158	(4,131,367)	40,904	(1,843,771)

Cash and cash equivalents, beginning of period	15,032,821	10,010,849	15,105,075	7,723,253
Cash and cash equivalents, end of period	$15,145,979	$5,879,482	$15,145,979	$5,879,482

Supplemental cash flow information:
Interest paid	$974,984	$120,566	$1,847,629	$166,947
Income taxes paid, net	$2,662,666	$1,274,739	$5,005,582	$1,591,959
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$232,290	$46,632	$232,290	$46,632

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

Our principal executive office is located in Toronto, Ontario and we have other offices in Germany and the United States. Our common stock is listed on NASDAQ under the symbol “TCX” and on the Toronto Stock Exchange under the symbol “TC”.

On January 20, 2017, the Company completed the purchase of all of the issued and outstanding capital stock of eNom, Incorporated (“eNom”) from Rightside Group. Ltd, a domain name registrar business. See note 4(b) for further information.

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2017 and the results of operations and cash flows for the interim periods ended June 30, 2017 and 2016. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in Tucows' 2016 Annual Report on Form 10-K filed with the SEC on March 8, 2017. There have been no material changes to our significant accounting policies and estimates during the six months ended June 30, 2017 as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the adoption of Accounting Standard Update No. 2016-09, Stock Compensation (Topic 718). See note 3 for more information.

              During the three and six months ended June 30, 2016, the Company recorded the cost of certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The Statement of Operations and Comprehensive Income and supplemental financial information for the comparative period correctly reflect these marketing credits as a reduction in Net revenues.  This resulted in a decrease in Net revenues, and a corresponding decrease in Sales and marketing expenses of $0.3 million and $1.1 million for the three and six months ended June 30, 2016, respectively. These immaterial corrections have no impact on previously reported Income from operations, Net income, Earnings per share, or on the previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

On January 1, 2017, the Company also adopted ASU No. 2016-09, Stock Compensation (Topic 718), which simplifies the presentation of several aspects of the accounting for employee share-based payment transactions. The areas for simplification include the income tax consequences, accounting for forfeitures, and classification on the statement of cash flows. The impacts of the adoption of ASU 2016-09 on our consolidated financial statements are as follows:

●

Accounting for Income Taxes – the standard requires that all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense on a prospective basis, which resulted in the recognition of $1.2 million and $2.2 million in excess tax benefits as a reduction of tax expense related to employee share-based payments during the three and six months ended June 30, 2017, respectively;

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

On February 1, 2017, under the terms of a call option in the agreement, Ting Fiber, Inc. acquired an additional 20% interest in Ting Virginia, LLC from the selling shareholders (the “Minority Shareholders”) for consideration of $2.0 million. The Company recorded the $2.0 million payment as a reduction in the carrying value of Redeemable non-controlling interest. Following the exercise of the call option, the Minority Shareholders chose not to exercise their right to put their remaining 10% interest in Ting Virginia, LLC to Ting Fiber, Inc. The Minority Shareholders still retain the right, on the fourth anniversary of the closing date (February 27, 2019), to exercise their put option under which Ting Fiber, Inc. would be obligated to purchase their remaining interest for $120,000 per percentage point of the additional equity interest acquired. The Company has determined that the put option is embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. As at June 30, 2017, the value of the Redeemable non-controlling interest is $1,111,138 and is being accreted to the redemption value of $1,200,000 through February 27, 2019.

(b)	eNom, Incorporated

On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom, Incorporated, a domain name registrar business. The acquisition provides Tucows additional scale and efficiency opportunities across its domain registrar operations. The purchase price was $77.8 million, which represented the agreed upon purchase of $83.5 million less an amount of $5.7 million related to the working capital deficiency assessment on acquisition. The purchase price and the majority of the related acquisition costs were financed through borrowings under Facility D of the 2017 Amended Credit Facility agreement (note 7).

On June 13, 2017, the Company entered into a First Amendment to Stock Purchase Agreement (the “Amendment”) by and among the Company, Tucows (Emerald), LLC, Rightside Group, Ltd. And Rightside Operating Co., to amend certain provisions in the Purchase Agreement.  Pursuant to the Amendment, the definition of “Escrow Triggering Event” was revised to remove a change in control of the Company and the definition of “Minimum Cash Amount” was revised to mean $5.35 million from June 13, 2017 until the end of April 20, 2018, and zero thereafter.

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

The following table shows the preliminary allocation of the purchase price for eNom to the acquired identifiable assets and liabilities assumed:

Goodwill	$66,481,100
Cash	1,594,217
Brand	12,400,000
Developed technology	3,900,000
Customer relationships	28,000,000
Prepaid domain registry fees	70,643,994
Other assets	10,170,789
Total assets	193,190,100

Deferred Revenue	(77,798,994)
Deferred Tax Liabilities	(21,893,346)
Other liabilities	(15,666,083)
Total liabilities	(115,358,423)

Preliminary consideration paid	$77,831,677

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

In connection with this acquisition, the Company incurred total acquisition related costs of $0.8 million of which $0.4 million is included in General & Administrative expenses in the Consolidated Statements of Operations for the six months ended June 30, 2017.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of eNom had occurred as of January 1, 2016. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Unaudited	Unaudited
	Three months ended June 30,	Six months ended June 30,
	2016	2017	2016

Net revenues	$84,243,541	$158,253,585	$166,228,230
Net income	402,039	7,315,802	1,015,546

Basic earnings per common share	0.04	0.70	0.10
Diluted earnings per common share	$0.04	$0.68	$0.10

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions. For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2017, is recorded as derivative instrument assets and derivative instrument liabilities.

As of June 30, 2017, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $13.8 million, of which $12.5 million were designated as hedges (December 31, 2016 - $26.6 million of which $24.0 million were designated as hedges).

As of June 30, 2017, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July - September 2017	6,928,942	1.3494	289,005
October - December 2017	6,859,570	1.3478	284,373
	$13,788,512	1.3486	$573,378

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of June 30, 2017	As of December 31, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$517,894	$155,560

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$55,484	$17,823

Total foreign currency forward contracts	Derivative instruments	$573,378	$172,888

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended June 30, 2017:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – March 31, 2017	$321,248	$(116,485)	$204,763

Other comprehensive income (loss) before reclassifications	223,983	(81,215)	142,768
Amount reclassified from accumulated other comprehensive income	(27,337)	9,912	(17,425)
Other comprehensive income (loss) for the three months ended June 30, 2017	196,646	(71,303)	125,343

Ending AOCI balance – June 30, 2017	$517,894	$(187,788)	$330,106

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the six months ended June 30, 2017:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2016	$155,560	$(56,406)	$99,154

Other comprehensive income (loss) before reclassifications	516,154	(187,157)	328,997
Amount reclassified from accumulated other comprehensive income	(153,820)	55,775	(98,045)
Other comprehensive income (loss) for the six months ended June 30, 2017	362,334	(131,382)	230,952

Ending AOCI balance – June 30, 2017	$517,894	$(187,788)	$330,106

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2017 and June 30, 2016 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$23,595	Operating expenses	$—
Foreign currency forward contracts for the three months ended June 30, 2017	$125,343	Cost of revenues	$3,742	Cost of revenues	—

		Operating expenses	$(88,441)	Operating expenses	$—
Foreign currency forward contracts for the three months ended June 30, 2016	$106,631	Cost of revenues	$(36,075)	Cost of revenues	—

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2017 and June 30, 2016 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$128,950	Operating expenses	$—
Foreign currency forward contracts for the six months ended June 30, 2017	$230,952	Cost of revenues	$24,870	Cost of revenues	—

		Operating expenses	$(460,830)	Operating expenses	$(47,242)
Foreign currency forward contracts for the six months ended June 30, 2016	$990,151	Cost of revenues	$(142,891)	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a gain of $6,568 upon settlement and a gain of $20,207 for the change in fair value of outstanding contracts for the three months ended June 30, 2017, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $21,008 upon settlement and a gain of $28,977 for the change in fair value of the foreign currency forward contracts not designated as hedges for the three months ended June 30, 2016, in the consolidated statement of operations and comprehensive income.

The Company has recorded a gain of $23,045 upon settlement and a gain of $38,156 for the change in fair value of outstanding contracts for the six months ended June 30, 2017, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.2 million upon settlement and a gain of $0.3 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the six months ended June 30, 2016, in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $87.5 million as of June 30, 2017, up $66.5 million from December 31, 2016, as a result of the acquisition of eNom (note 4(b)). The Company's goodwill relates 98% ($85.4 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

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

A summary of acquired intangible assets for the three months ended June 30, 2017 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances March 31, 2017	$11,293,275	$1,861,246	$12,106,378	$33,114,944	$3,531,370	$595,820	$62,503,033

Additions to/(disposals from) domain portfolio, net	(2,272)	(4,704)	-	-	-	-	(6,976)
Amortization expense	-	-	(412,568)	(1,195,920)	(443,870)	(11,532)	(2,063,890)
Balances June 30, 2017	$11,291,003	$1,856,542	$11,693,810	$31,919,024	$3,087,500	$584,288	$60,432,167

A summary of acquired intangible assets for the six months ended June 30, 2017 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances December 31, 2016	$11,295,221	$1,869,088	$5,210	$6,198,811	$-	$605,463	$19,973,793

Reclassifications	-	-	43,620	(45,509)	-	1,889	-
Acquisition of Enom (note 4(b))	-	-	12,400,000	28,000,000	3,900,000	-	44,300,000
Additions to/(disposals from) domain portfolio, net	(4,218)	(12,546)	-	-	-	-	(16,764)
Amortization expense	-	-	(755,020)	(2,234,278)	(812,500)	(23,064)	(3,824,862)
Balances June 30, 2017	$11,291,003	$1,856,542	$11,693,810	$31,919,024	$3,087,500	$584,288	$60,432,167

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made:

Year ending December 31,

Remainder of 2017	$4,464,173
2018	8,823,908
2019	6,912,860
2020	6,750,360
2021	6,750,360
Thereafter	13,582,961

Total	$47,284,622

As of June 30, 2017, the accumulated amortization for the definite life intangible assets was $10.7 million.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. and that were up for renewal should not be renewed. For the three and six months ended June 30, 2017, all domain names were renewed as compared to domain names with a book value of $3,894 and $24,879 were not renewed for the three and six months ended June 30, 2016, respectively.

On January 20, 2017, the Company acquired eNom, a wholesale and retail domain registrar. The Company acquired the assets and liabilities of eNom including wholesale and retail brands, proprietary technology and the existing customer relationships. The Company has accounted for these on a fair value basis and each intangible asset is being amortized over the estimated useful life. The amortization for the brands, technology and customer relationships are 7, 2 and 7 years, respectively. See note 4(b) for further details.

7. Loan payable:

2017 Amended Credit Facility

On January 20, 2017, the Company entered into an amended and restated secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. This amendment and restatement to the Company’s 2016 Credit Facility (defined below), among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $84.5 million (the “Facility D”). The Company immediately drew down $84.5 million under Facility D to fund the acquisition of eNom (note 4(b)). As used herein, the “2016 Credit Facility” refers to the credit facility established under the Company’s secured credit agreement (the “2016 Credit Agreement”) among the Company, BMO and the Lenders, dated as of August 18, 2016.

In connection with the 2017 Amended Credit Agreement, the Company incurred $0.6 million of fees paid to lenders and debt issuance costs, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement.

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

The repayment terms for Facility A require monthly interest payments with any final principal payment becoming due upon maturity of the 2017 Amended Credit Facility. Under the repayment terms for Facility B, at December 31st of each year, balances drawn during the year that remain outstanding will become payable on a quarterly basis commencing the first quarter of the following year, for the period of amortization based on the purpose of the draw. For Facilities C and D, each draw will become payable beginning the first full quarter post initial draw for the period of amortization based on the purpose of the draw. The amortization periods for Facilities B, C and D are based on the purposes of the draws as follows: draws for share repurchases are repaid over four years, draws for acquisitions over five years and draws for FTTH capital expenditures over seven years. The 2017 Amended Credit Facility also includes a mechanism that is triggered based on the Company’s Total Funded Debt to EBITDA calculation at the end of each fiscal year. If Total Funded Debt to EBITDA exceeds 2.25:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of Excess Cash Flow as defined under the agreement.

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 3.00:1 until September 30, 2017, 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $32.8 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA.  As at and for the period ending June 30, 2017, the Company was in compliance with these covenants.

On June 6, 2017, the Company entered into the First Amendment to First Amended and Restated Credit Agreement (the “First Amendment”) with BMO and the Lenders. Among other things, the First Amendment (i) increases the amount available for borrowing under “Facility C,” a committed, non-revolving credit facility by $502,500, which was the portion of Facility D which was not used by the Company to fund its acquisition of eNom, Incorporated and was cancelled in accordance with the Credit Agreement, (ii) allows the Company to maintain bank accounts with Commonwealth Bank of Australia, subject to certain restrictions, (iii) provides for an extension of time for the Company to transfer its bank accounts from Silicon Valley Bank, and (iv) amends the definition of “EBITDA” to provide for an add-back in respect of certain liabilities.

Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the 2017 Amended Credit Facility as at June 30, 2017:

	June 30, 2017	December 31, 2016

Facility B	$-	$6,000,000
Facility C	6,625,465	4,731,306
Facility D	80,273,100	-
Less: unamortized debt discount and issuance costs	(938,939)	(482,498)
Total loan payable	85,959,626	10,248,808
Less: loan payable, current portion	18,289,853	2,233,110
Loan payable, long-term portion	$67,669,773	$8,015,698

The following table summarizes our scheduled principal repayments as of June 30, 2017:

Principal repayments
Remainder of 2017	$9,144,926
2018	18,289,853
2019	18,289,853
2020	18,103,004
2021	17,542,457
Thereafter	5,528,472
$86,898,565

Treasury Risk Management Facility

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

 The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2017, the Company held contracts in the amount of $13.8 million to trade U.S. dollars in exchange for Canadian dollars (note 5).

8. Income taxes

For the three months ended June 30, 2017, we recorded an income tax expense of $1.1 million on income before income taxes of $6.3 million, using an estimated effective tax rate for the fiscal year ending December 31, 2017 (“Fiscal 2017”) adjusted for certain minimum state taxes as well as the inclusion of a $1.2 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the three months ended June 30, 2016, the Company recorded a provision for income taxes of $2.1 million on income before taxes of $6.1 million, using an estimated effective tax rate for the 2016 fiscal year.

For the six months ended June 30, 2017, we recorded an income tax expense of $1.0 million on income before income taxes of $8.6 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $2.2 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the six months ended June 30, 2016, the Company recorded a provision for income taxes of $4.0 million on income before taxes of $12.5 million, using an estimated effective tax rate for the 2016 fiscal year.

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

On January 20, 2017, the Company acquired eNom and as part of the acquisition, the Company assumed $21.9 million of deferred tax liabilities (note 4 (b)).

The Company follows the provisions of FASB ASC Topic 740, Income Taxes to account for income tax exposures. The application of this interpretation requires a two-step process that separates recognition of uncertain tax benefits from measurement thereof.

The Company had nil gross unrecognized tax benefit as of June 30, 2017 and approximately $0.1 million as of December 31, 2016. During the quarter ended June 30, 2017, the Company settled the outstanding tax matter relating to prior Pennsylvania state franchise taxes under the state’s tax amnesty program.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2017 and December 31, 2016, respectively.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Numerator for basic and diluted earnings per common share:
Net income for the period	$5,241,484	$4,070,786	$7,687,975	$8,509,024

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,528,219	10,541,659	10,501,407	10,607,843
Effect of outstanding stock options	264,812	192,201	284,278	189,615
Diluted weighted average number of shares outstanding	10,793,031	10,733,860	10,785,685	10,797,458

Basic earnings per common share	$0.50	$0.39	$0.73	$0.80

Diluted earnings per common share	$0.49	$0.38	$0.71	$0.79

For the three months ended June 30, 2017, outstanding options to purchase 18,500 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares (three months ended June 30, 2016 – 76,800).

For the six months ended June 30, 2017, outstanding options to purchase 23,500 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares (six months ended June 30, 2016 – 126,800).

During the three and six months ended June 30, 2017, no common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2017.

During the three and six months ended June 30, 2016, 209,698 and 308,416 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2016.

The computation of earnings per share and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 include reductions in the number of shares outstanding due to these repurchases.

10. Segment reporting:

(a)  We are organized and managed based on two operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate and are described as follows:

1.     Network Access Services - This segment derives revenue from the sale of mobile phones, telephony services, high speed Internet access, Internet hosting and consulting services to individuals and small businesses primarily through the Ting website. Revenues are generated in the United States.

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

Information by operating segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access	Domain Name Services	Consolidated Totals
Three months ended June 30, 2017

Net Revenues	$21,465,896	$62,757,405	$84,223,301

Cost of revenues
Cost of revenues	11,668,233	47,777,111	59,445,344
Network expenses	409,744	1,850,822	2,260,566
Depreciation of property and equipment	489,964	224,665	714,629
Amortization of intangible assets	11,532	443,870	455,402
Total cost of revenues	12,579,473	50,296,468	62,875,941
Gross Profit	8,886,423	12,460,937	21,347,360

Expenses:
Sales and marketing			7,447,225
Technical operations and development			1,798,097
General and administrative			3,286,610
Depreciation of property and equipment			164,693
Amortization of intangible assets			1,608,489
Loss (gain) on currency forward contracts			(26,776)
Income from operations			7,069,022
Other income (expenses), net			(744,548)
Income before provision for income taxes			$6,324,474

	Network Access	Domain Name Services	Consolidated Totals
Three months ended June 30, 2016

Net Revenues	$18,769,534	$28,434,379	$47,203,913

Cost of revenues
Cost of revenues	9,851,936	19,940,172	29,792,108
Network expenses	219,797	1,185,029	1,404,826
Depreciation of property and equipment	211,382	139,538	350,920
Amortization of intangible assets	11,532	-	11,532
Total cost of revenues	10,294,647	21,264,739	31,559,386
Gross Profit	8,474,887	7,169,640	15,644,527

Expenses:
Sales and marketing			5,230,118
Technical operations and development			998,651
General and administrative			2,926,608
Depreciation of property and equipment			76,922
Amortization of intangible assets			276,918
Impairment of indefinite life intangible assets			3,894
Loss (gain) on currency forward contracts			(8,711)
Income from operations			6,140,127
Other income (expenses), net			8,292
Income before provision for income taxes			$6,148,419

	Network Access	Domain Name Services	Consolidated Totals
Six months ended June 30, 2017

Net Revenues	$40,566,760	$113,224,603	$153,791,363

Cost of revenues
Cost of revenues	22,078,630	86,677,426	108,756,056
Network expenses	951,706	3,652,056	4,603,762
Depreciation of property and equipment	916,042	388,934	1,304,976
Amortization of intangible assets	23,064	812,500	835,564
Total cost of revenues	23,969,442	91,530,916	115,500,358
Gross Profit	16,597,318	21,693,687	38,291,005

Expenses:
Sales and marketing			14,666,547
Technical operations and development			3,492,238
General and administrative			6,743,953
Depreciation of property and equipment			331,010
Amortization of intangible assets			2,989,298
Loss (gain) on currency forward contracts			(61,201)
Income from operations			10,129,160
Other income (expenses), net			(1,483,644)
Income before provision for income taxes			$8,645,516

	Network Access	Domain Name Services	Consolidated Totals
Six months ended June 30, 2016

Net Revenues	$35,767,372	$56,182,631	$91,950,003

Cost of revenues
Cost of revenues	18,797,214	39,801,613	58,598,827
Network expenses	434,323	2,203,434	2,637,757
Depreciation of property and equipment	397,062	300,611	697,673
Amortization of intangible assets	23,064	-	23,064
Total cost of revenues	19,651,663	42,305,658	61,957,321
Gross Profit	16,115,709	13,876,973	29,992,682

Expenses:
Sales and marketing			9,695,174
Technical operations and development			2,175,011
General and administrative			5,331,535
Depreciation of property and equipment			150,190
Amortization of intangible assets			333,915
Impairment of indefinite life intangible assets			24,879
Loss (gain) on currency forward contracts			(119,468)
Income from operations			12,401,446
Other income (expenses), net			90,941
Income before provision for income taxes			$12,492,387

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$20,378,589	$17,805,476	$38,341,457	$33,912,901
Other Services	1,087,307	964,058	2,225,303	1,854,471
Total Network Access Services	21,465,896	18,769,534	40,566,760	35,767,372

Domain Services:
Wholesale
Domain Services	48,550,092	21,665,990	87,641,907	42,923,645
Value Added Services	5,575,940	2,308,070	9,632,752	4,607,110
Total Wholesale	54,126,032	23,974,060	97,274,659	47,530,755

Retail	7,662,919	3,575,529	14,064,622	7,026,424
Portfolio	968,454	884,790	1,885,322	1,625,452
Total Domain Services	62,757,405	28,434,379	113,224,603	56,182,631

	$84,223,301	$47,203,913	$153,791,363	$91,950,003

During the three and six months ended June 30, 2017 and 2016, no customer accounted for more than 10% of total revenue. As at June 30, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$10,701,805	$9,380,533	$20,268,965	$17,938,968
Other Services	966,428	471,403	1,809,665	858,246
Total Network Access Services	11,668,233	9,851,936	22,078,630	18,797,214

Domain Services:
Wholesale
Domain Services	42,449,592	17,638,074	76,912,519	35,280,658
Value Added Services	594,479	459,001	1,152,419	938,453
Total Wholesale	43,044,071	18,097,075	78,064,938	36,219,111

Retail	4,547,794	1,662,350	8,165,197	3,240,793
Portfolio	185,246	180,747	447,291	341,709
Total Domain Services	47,777,111	19,940,172	86,677,426	39,801,613

Network Expenses:
Network, other costs	2,260,566	1,404,826	4,603,762	2,637,757
Network, depreciation and amortization costs	1,170,031	362,452	2,140,540	720,737
	3,430,597	1,767,278	6,744,302	3,358,494

	$62,875,941	$31,559,386	$115,500,358	$61,957,321

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	June 30, 2017	December 31, 2016

Canada	$1,048,911	$1,010,427
United States	19,326,557	12,398,961
Germany	30,474	41,050
	$20,405,942	$13,450,438

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	June 30, 2017	December 31, 2016

Canada	$5,384,192	$5,850,596
United States	41,678,000	633,798
Germany	222,430	325,090
	$47,284,622	$6,809,484

(f)           The following is a summary of the Company’s deferred tax asset by geographic region:

	June 30, 2017	December 31, 2016

Canada	$-	$5,708,725
	$-	$5,708,725

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Six months ended June 30, 2017	$164,145	$2,582	$-	$166,727
Year ended December 31, 2016	$122,095	$42,050	$-	$164,145

11. Commitments and contingencies:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2017 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

12. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three-month period ended June 30, 2017:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, March 31, 2017	10,504,152	$14,783,156	$2,160,720	$22,833,503	$204,763	$39,982,142
Exercise of stock options	66,746	342,170	(257,201)	-	-	84,969
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(18,497)	-	(609,308)	-	-	(609,308)
Stock-based compensation (note 13)	-	-	313,265	-	-	313,265
Net income	-	-	-	5,241,484	-	5,241,484
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(12,549)	-	(12,549)
Other comprehensive income (loss)	-	-	-	-	125,343	125,343
Balances, June 30, 2017	10,552,401	$15,125,326	$1,607,476	$28,062,438	$330,106	$45,125,346

The following unaudited table summarizes stockholders' equity transactions for the six-month period ended June 30, 2017:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2016	10,461,574	$14,460,500	$2,857,921	$20,399,511	$99,154	$37,817,086
Exercise of stock options	135,622	664,826	(559,989)	-	-	104,837
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(44,795)	-	(1,321,541)	-	-	(1,321,541)
Stock-based compensation (note 13)	-	-	631,085	-	-	631,085
Net income	-	-	-	7,687,975	-	7,687,975
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(25,048)	-	(25,048)
Other comprehensive income (loss)	-	-	-	-	230,952	230,952
Balances, June 30, 2017	10,552,401	$15,125,326	$1,607,476	$28,062,438	$330,106	$45,125,346

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018. During the three and six months ended June 30, 2017, the Company did not repurchase any shares under this program.

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

Details of stock option transactions for the three months ended June 30, 2017 and June 30, 2016 are as follows:

	Three months ended June 30,		Three months ended June 30,
	2017		2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	430,611	$15.46	550,641	$10.48
Granted	-	-	8,000	23.37
Exercised	(66,746)	8.26	(51,963)	3.52
Forfeited	(257)	11.43	(4,088)	23.83
Expired	-	-	-	-
Outstanding, end of period	363,608	16.79	502,590	11.30
Options exercisable, end of period	213,769	$11.46	298,343	$7.08

Details of stock option transactions for the six months ended June 30, 2017 and June 30, 2016 are as follows:

	Six months ended June 30,		Six months ended June 30,
	2017		2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	474,501	$12.67	513,366	$9.24
Granted	32,875	40.56	63,000	21.21
Exercised	(135,622)	8.04	(63,537)	3.72
Forfeited	(8,146)	18.24	(9,489)	17.23
Expired	-	-	(750)	3.76
Outstanding, end of period	363,608	16.79	502,590	11.30
Options exercisable, end of period	213,769	$11.46	298,343	$7.08

As of June 30, 2017, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$2.92	-	$8.92	123,395	$6.46	1.9	$5,853,446	123,395	$6.46	1.9	$5,853,446
$10.16	-	$19.95	126,338	16.28	4.0	4,752,589	64,124	16.01	3.7	2,429,911
$21.10	-	$27.53	81,000	23.65	4.7	2,450,242	26,250	23.86	3.8	788,625
$35.25	-	$37.35	14,375	35.89	5.9	258,906	-	-	-	-
$43.15	-	$47.00	18,500	44.19	6.6	179,625	-	-	-	-
			363,608	$16.79	3.6	$13,494,808	213,769	$11.46	2.7	$9,071,982

Total unrecognized compensation cost relating to unvested stock options at June 30, 2017 was approximately $1.3 million and is expected to be recognized over a weighted average period of 1.6 years.

The Company recorded stock-based compensation of $0.3 million and $0.6 million for the three and six months ended June 30, 2017 and $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	June 30, 2017
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$573,378	$-	$573,378

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

Our principal place of business is located in Canada. Our Network Access Services segment primarily derives revenue from the sale of retail mobile phones, telephony services and high-speed Internet access to individuals and small businesses, and our Domain Services segment derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue and cost of revenues for each of our segments in order to gain more depth and understanding of the key business metrics driving our business.

On January 20, 2017, we completed the acquisition of eNom, a domain registrar business. For more information on this acquisition, see note 4(b) to the unaudited interim financial statements included in this report.

For the three months ended June 30, 2017 and June 30, 2016, we reported revenue of $84.2 million and $47.2 million, respectively.

For the six months ended June 30, 2017 and June 30, 2016, we reported revenue of $153.8 million and $92.0 million, respectively.

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

 The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina, Westminster, Maryland; and Charlottesville, Virginia. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. We also derive revenue from providing Internet hosting and network consulting services to business customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015, which was increased to a 90% interest in February, 2017.

Revenues from Ting Mobile and Ting Internet are generated in the United States and are provided on a monthly basis with no fixed contract term.

As of June 30, 2017, Ting managed mobile telephony services for approximately 170,000 subscribers and had approximately 278,000 devices under management. For a discussion of the subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Our primary distribution channel is a global network of approximately 39,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. The increase in our reseller network during the quarter from 13,000 resellers resulted from our acquisition of eNom in January 2017. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and ccTLD options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface (API), easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS and eNom Domain Services manage 29 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and other value-added services. All of these services are made available to end-users through a network of 40,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale. A significant portion of the of monetization of domain expiry stream comes from NameJet, our 50% joint investment with Web.com that was acquired as part of the eNom acquisition.

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

Adjusted EBITDA

Tucows reports all financial information in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. For additional information regarding adjusted EBITDA, see “—Results of Operations for the Three and Six Months Ended June 30, 2017 as Compared to the Three and Six Months Ended June 30, 2016 — Adjusted EBITDA.”

Network Access Services

	June 30,
	2017 (1)	2016(1)

Ting subscribers under management	170,000	144,000
Ting devices under management	278,000	227,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,		Six months ended June 30,
	2017 (1)	2016 (1)	2017 (1)	2016 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	4,929	2,751	9,819	5,103

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	June 30,
	2017 (1)	2016 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	23,178	11,539
Registered using Registrar Accreditations belonging to Resellers	5,633	3,265
Total domain names under management	28,811	14,804

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

As a MVNO our Ting service is reliant on our Mobile Network Operators ("MNOs") providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large-scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

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

Other Services

Other services derive revenues from providing fixed high-speed internet access to individuals and small businesses in select cities including Holly Springs, Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase our fixed Internet access services. Revenues are generated from fixed monthly access charges with a primary focus on the 1 GB unlimited data usage package. Services are provided on a monthly basis with no fixed contract term.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

During the three and six months ended June 30, 2016, the Company recorded the cost of certain marketing credits as Sales and marketing expense which should have been recorded as a reduction in Net revenue. The Statement of Operations and Comprehensive Income and supplemental financial information for the comparative period correctly reflect these marketing credits as a reduction in Net revenues.  This resulted in a decrease in Net revenues, and a corresponding decrease in Sales and marketing expenses of $0.3 million and $1.1 million for the three and six months ended June 30, 2016, respectively. These immaterial corrections have no impact on previously reported Income from operations, Net income, Earnings per share, or on the previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$20,378,589	$17,805,476	$38,341,457	$33,912,901
Other Services	1,087,307	964,058	2,225,303	1,854,471
Total Network Access Services	21,465,896	18,769,534	40,566,760	35,767,372

Domain Services:
Wholesale
Domain Services	48,550,092	21,665,990	87,641,907	42,923,645
Value Added Services	5,575,940	2,308,070	9,632,752	4,607,110
Total Wholesale	54,126,032	23,974,060	97,274,659	47,530,755

Retail	7,662,919	3,575,529	14,064,622	7,026,424
Portfolio	968,454	884,790	1,885,322	1,625,452
Total Domain Services	62,757,405	28,434,379	113,224,603	56,182,631

	$84,223,301	$47,203,913	$153,791,363	$91,950,003
Increase over prior period	$37,019,388		$61,841,360
Increase - percentage	78%		67%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	24%	38%	25%	37%
Other Services	1%	2%	1%	2%
Total Network Access Services	25%	40%	26%	39%

Domain Services:
Wholesale
Domain Services	58%	45%	58%	46%
Value Added Services	7%	5%	6%	5%
Total Wholesale	65%	50%	64%	51%

Retail	9%	8%	9%	8%
Portfolio	1%	2%	1%	2%
Total Domain Services	75%	60%	74%	61%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2017 increased by $37.0 million or 78% to $84.2 million when compared to the three months ended June 30, 2016. The increase was largely due to the acquisition of eNom.

Total net revenues for the six months ended June 30, 2017 increased by $61.8 million or 67% to $153.8 million when compared to the six months ended June 30, 2016. The increase was largely due to the acquisition of eNom.

Deferred revenue increased to $164.6 million at June 30, 2017 from $77.8 million at December 31, 2016. The increase was largely due to the acquisition of eNom.

No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2017 and 2016. As at June 30, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from Ting mobile phone equipment and services for the three months ended June 30, 2017 increased by $2.6 million or 14% to $20.4 million as compared to the three months ended June 30, 2016.  This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $2.3 million to $18.3 million as compared to the three months ended June 30, 2016.  Revenues from the sale of mobile hardware and related accessories increased by $0.3 million to $2.1 million for the three months ended June 30, 2017.   This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

Net revenues from Ting mobile phone equipment and services for the six months ended June 30, 2017 increased by $4.4 million or 13% to $38.3 million as compared to the six months ended June 30, 2016.  This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $4.4 million to $34.6 million as compared to the six months ended June 30, 2016.  Services revenues and related gross margins were impacted by the issuance of $35 service credits to each RingPlus customer (see discussion below).  Revenues from the sale of mobile hardware and related accessories were flat at $3.7 million for the six months ended June 30, 2017.

 High speed Internet access, Internet hosting and network consulting services generated $1.1 million in revenue during the three months ended June 30, 2017, up $0.1 million from the three months ended June 30, 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC. Increased access revenues were partially offset by ongoing declines in legacy revenues from hosting and network consulting services.

High speed Internet access, Internet hosting and network consulting services generated $2.2 million in revenue during the six months ended June 30, 2017, up $0.4 million from the six months ended June 30, 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA and Westminster, MD and launch of services in Holly Springs, NC. Increased access revenues were partially offset by ongoing declines in legacy revenues from hosting and network consulting services.

As of June 30, 2017, Ting had 170,000 accounts and 278,000 mobile devices under its management compared to 144,000 subscribers and 227,000 devices under management as of June 30, 2016. When compared to December 31, 2016 accounts and mobile devices increased by 19,000 and 33,000 respectively. Included in this increase are a net 9,000 accounts and 12,000 mobile devices that still remain as of June 30, 2017 that initially migrated from RingPlus, a non-related MVNO, when it shut down operations in February. As part of our agreement with RingPlus, we undertook to offer a $35 service credit to each RingPlus customer who activated their account on the Ting platform. RingPlus’s business model included a substantial number of users on free plans. It is highly likely that many of these customers will use those credits and then immediately port out to another service. Accordingly, we saw higher than normal churn in the quarter ended June 30, 2017 and we expect that churn in the quarter ended September 30, 2017 will continue to be substantially higher than normal which may negatively impact our total accounts and mobile devices under management.

Wholesale

During the three months ended June 30, 2017, domain services revenue increased by $26.9 million or 124% to $48.6 million when compared to the three months ended June 30, 2016. During the six months ended June 30, 2017, domain services revenue increased by $44.7 million or 104% to $87.6 million when compared to the six months ended June 30, 2016. These increases were due to the acquisition of eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom.

During the three months ended June 30, 2017, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 2.2 million to 4.9 million when compared to the three months ended June 30, 2016. During the six months ended June 30, 2017, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 4.7 million to 9.8 million when compared to the six months ended June 30, 2016. These increases were due to the acquisition of eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

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

As of June 30, 2017, total domains that we manage under our own accreditations increased by 11.6 million to 23.2 million when compared June 30, 2016. Including domains that we manage on behalf of other accredited registrars, total domains under management increased by 14.0 million to 28.8 million when compared to June 30, 2016. These increases were due to the acquisition eNom on January 20, 2017.

During the three months ended June 30, 2017, value added services revenue increased by $3.3 million to $5.6 million when compared to the three months ended June 30, 2016. This increase was due to the acquisition of eNom on January 20, 2017. During the six months ended June 30, 2017, value added services revenue increased by $5.0 million to $9.6 million when compared to the six months ended June 30, 2016. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Retail

Net revenues from Retail for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, increased by $4.1 million, or 114%, to $7.7 million. Net revenues from Retail for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, increased by $7.0 million, or 100%, to $14.1 million. These increases were largely due to the acquisition of eNom and to a lesser extent due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones. Our revenues and gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from Portfolio for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, increased by $0.1 million to $1.0 million.

Net revenues from Portfolio for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, increased by $0.3 million to $1.9 million.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$10,701,805	$9,380,533	$20,268,965	$17,938,968
Other Services	966,428	471,403	1,809,665	858,246
Total Network Access Services	11,668,233	9,851,936	22,078,630	18,797,214

Domain Services:
Wholesale
Domain Services	42,449,592	17,638,074	76,912,519	35,280,658
Value Added Services	594,479	459,001	1,152,419	938,453
Total Wholesale	43,044,071	18,097,075	78,064,938	36,219,111

Retail	4,547,794	1,662,350	8,165,197	3,240,793
Portfolio	185,246	180,747	447,291	341,709
Total Domain Services	47,777,111	19,940,172	86,677,426	39,801,613

Network Expenses:
Network, other costs	2,260,566	1,404,826	4,603,762	2,637,757
Network, depreciation and amortization costs	1,170,031	362,452	2,140,540	720,737
	3,430,597	1,767,278	6,744,302	3,358,494

	$62,875,941	$31,559,386	$115,500,358	$61,957,321
Increase over prior period	$31,316,555		$53,543,037
Increase - percentage	99%		86%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	17%	30%	18%	29%
Other Services	2%	1%	2%	1%
Total Network Access Services	19%	31%	20%	30%

Domain Services:
Wholesale
Domain Services	67%	57%	66%	57%
Value Added Services	1%	1%	1%	2%
Total Wholesale	68%	58%	67%	59%

Retail	7%	5%	7%	5%
Portfolio	0%	1%	0%	1%
Total Domain Services	75%	64%	74%	65%

Network Expenses:
Network, other costs	4%	4%	4%	4%
Network, depreciation and amortization costs	2%	1%	2%	1%
	6%	5%	6%	5%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2017, increased by $31.3 million, or 99%, to $62.9 million when compared to the three months ended June 30, 2016. Total cost of revenues for the six months ended June 30, 2017 increased by $53.5 million, or 86%, to $115.5 million when compared to the six months ended June 30, 2016. These increases primarily resulted from the acquisition of eNom on January 20, 2017, acquisition of the international reseller channel of Melbourne IT on April 1, 2016 and the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of June 30, 2017 increased to $133.5 million from $60.4 million as of December 31, 2016, primarily due to the acquisition of eNom.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, increased by $1.3 million or 14% to $10.7 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $0.9 million to $8.5 million as compared to the three months ended June 30, 2016. Mobile hardware and related accessories costs increased by $0.4 million compared to the three months ended June 30, 2016, to $2.2 million. This increase was due to increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, during the three months ended June 30, 2017, we incurred costs of $1.0 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $0.5 million during the three months ended June 30, 2016. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Cost of revenues from Ting mobile phone equipment and services for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, increased by $2.3 million or 13% to $20.3 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $1.8 million to $16.3 million as compared to the six months ended June 30, 2016. Mobile hardware and related accessories costs increased by $0.5 million compared to the six months ended June 30, 2016, to $4.0 million. This increase was due to increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, during the six months ended June 30, 2017, we incurred costs of $1.8 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $0.9 million during the six months ended June 30, 2016. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Wholesale

Costs for Wholesale and Value-Added Services for the three months ended June 30, 2017 increased by $24.9 million, or 138%, to $43.0 million when compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, costs for Wholesale increased year over year by $41.8 million to $78.1 million. These increases were due to the acquisition of eNom on January 20, 2017 and to a lesser extent acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

Retail

Costs for Retail for the three months ended June 30, 2017 increased by $2.9 million, to $4.5 million when compared to the three months ended June 30, 2016. Costs for Retail for the six months ended June 30, 2017 increased by $4.9 million, to $8.2 million when compared to the six months ended June 30, 2016. These increases resulted primarily from the acquisition of eNom on January 20, 2017 and to a lesser extent the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended June 30, 2017 were relatively flat compared to the same period last year and increased by $0.1 million to $0.4 million, when compared to the six months ended June 30, 2016.

Network Expenses

Network costs for the three months ended June 30, 2017 increased by $1.7 million to $3.4 million when compared to the three months ended June 30, 2016. Costs for Network Access Services for the six months ended June 30, 2017 increased by $3.4 million, to $6.7 million when compared to the six months ended June 30, 2016. The increase is primarily due to the acquisition of eNom on January 20, 2017, including acquired developed platform technology.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing non-personnel expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales and marketing	$7,447,225	$5,230,118	$14,666,547	$9,695,174
Increase over prior period	$2,217,107		$4,971,373
Increase - percentage	42%		51%
Percentage of net revenues	9%	11%	10%	11%

Sales and marketing expenses for the three months ended June 30, 2017 increased by $2.2 million, or 42%, to $7.4 million when compared to the three months ended June 30, 2016. This increase related primarily to an increase of $1.5 million in workforce and travel related costs due partly to the increased eNom workforce as well as workforce increases to support network access related growth. Marketing and other costs increased $0.7 million largely to support and acquire Ting mobile and fixed Internet access subscribers.

Sales and marketing expenses for the six months ended June 30, 2017 increased by $5.0 million, or 51%, to $14.7 million when compared to the six months ended June 30, 2016. This increase related primarily to an increase of $2.0 million in marketing spend largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce and travel related expenses of $2.8 million due partly to the increased eNom workforce as well as workforce increases to support network access related growth. In addition, expenses also increased due to a $0.2 million reversal of a 2015 bonus accrual during the six months ended June 30, 2016.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technical operations and development	$1,798,097	$998,651	$3,492,238	$2,175,011
Increase over prior period	$799,446		$1,317,227
Increase - percentage	80%		61%
Percentage of net revenues	2%	2%	2%	2%

Technical operations and development expenses for the three months ended June 30, 2017 increased by $0.8 million, or 80%, to $1.8 million when compared to the three months ended June 30, 2016. The increase in costs relate primarily to increased salaries and benefits associated with the eNom technical operations and development workforce that were included as of January 20, 2017.

Technical operations and development expenses for the six months ended June 30, 2017 increased by $1.3 million, or 61%, to $3.5 million when compared to the six months ended June 30, 2016. The increase in costs relate primarily to increased salaries and benefits associated with the eNom technical operations and development workforce that were included as of January 20, 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
General and administrative	$3,286,610	$2,926,608	$6,743,953	$5,331,535
Increase over prior period	$360,002		$1,412,418
Increase - percentage	12%		26%
Percentage of net revenues	4%	6%	4%	6%

General and administrative expenses for the three months ended June 30, 2017 increased by $0.4 million, or 12%, to $3.3 million when compared to the three months ended June 30, 2016. This increase is primarily related to an increase in facility and transitional services primarliy related to the inclusion of eNom operations in Kirkland, Washington of $0.4 million. In addition, credit card processing fees relates to growth of network access services increased $0.2 million and insurance and stock compensation expenses increased by $0.1 million. During the three months ended June 30, 2017, we experienced gains of $0.3 million on foreign exchange revaluation of our foreign denominated monetary assets and liabilities compared to a neutral impact for the three months ended June 30, 2016.

General and administrative expenses for the six months ended June 30, 2017 increased by $1.4 million, or 26%, to $6.7 million when compared to the six months ended June 30, 2016. This increase is primarily related to an increase in facility and transitional services primarily related to the inclusion of eNom operations in Kirkland, Washington of $0.7 million. In addition, professional fees, credit card processing fees, and stock-based compensation increasing by $0.7 million, primarily related to the eNom acquisition and to support the growth of network access services when compared to the six months ended June 30, 2016. Workforce costs were also up $0.3 million primarily due to a $0.2 million reversal of a 2015 bonus accrual during the six months ended June 30, 2016. These increases were offset by an improvement of $0.3 million in gains on foreign exchange revaluation of our foreign denominated monetary assets and liabilities for the six months ended June 30, 2017 as compared the same period last year.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Depreciation of property and equipment	$164,693	$76,922	$331,010	$150,190
Increase over prior period	$87,771		$180,820
Increase - percentage	114%		120%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs are up $0.1 and $0.2 million for the three and six months ended June 30, 2017, respectively, due to higher investments in property and equipment.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of intangible assets	$1,608,489	$276,918	$2,989,298	$333,915
Increase over prior period	$1,331,571		$2,655,383
Increase - percentage	481%		795%
Percentage of net revenues	2%	1%	2%	0%

Amortization of intangible assets for the three and six months ended June 30, 2017 increased $1.3 and $2.7 million, respectively, due to the impact of the acquisition of eNom. The Company acquired intangible assets related to brand and customer relationships totaling $40.4 million.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment of indefinite life intangible assets	$-	$3,894	$-	$24,879
Decrease over prior period	$(3,894)		$(24,879)
Decrease - percentage	(100)%		(100)%
Percentage of net revenues	0%	0%	0%	0%

As part of our normal renewal process during the three and six months ended June 30, 2017 we assessed whether certain domain names acquired in the September 2006 acquisition of Mailbank.com Inc. should be renewed or be allowed to expire. Accordingly, no domain names were identified as impaired for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, domain names with a book value of $3,894 and $24,879, respectively, were written off and recorded as an impairment of indefinite life intangible assets.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Loss (gain) on currency forward contracts	$(26,776)	$(8,711)	$(61,201)	$(119,468)
Decrease over prior period	$(18,065)		$58,267
Decrease - percentage	207%		(49)%
Percentage of net revenues	0%	0%	0%	0%

As of June 30, 2017, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2017. The impact of the fair value adjustment on outstanding contracts resulted in an unrealized net gain of less than $0.1 million for the three months ended June 30, 2017 compared to an unrealized net gain of less than $0.1 million for the three months ended June 30, 2016. In addition, the impact of the fair value adjustment on matured contracts resulted in a realized gain upon settlement of currency forward contracts of less than $0.1 million for the three months ended June 30, 2017 and a realized loss of less than $0.1 million for the three months ended June 30, 2016.

The impact of the fair value adjustment on outstanding contracts for the six months ended June 30, 2017 was a net gain of less than $0.1 million, compared to a net gain of $0.3 million for the six months ended June 30, 2016. In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized gain upon settlement of currency forward contracts of less than $0.1 million for the six months ended June 30, 2017, compared to a net loss of $0.2 million during the six months ended June 30, 2016.

At June 30, 2017, our balance sheet reflects a net derivative instrument asset of $0.6 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Other income (expense), net	$(744,548)	$8,292	$(1,483,644)	$90,941
Increase over prior period	$(752,840)		$(1,574,585)
Increase - percentage	(9,079)%		(1,731)%
Percentage of net revenues	1%	0%	1%	0%

Other expense during the three months ended June 30, 2017 was $0.7 million and $1.5 million for the six months ended June 30, 2017, as compared to Other income of $8,292 and $0.1 million for the three and six months ended June 30, 2016. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility (as discussed below), which was partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015. The increase in Other expense for the three and six months ended June 30, 2017 is due to interest expense increase of $0.9 million and $1.7 million, respectively, related to the net increase in our loan balances related to the acquisition of eNom and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Provision for income taxes	$1,082,990	$2,077,633	$957,541	$3,983,363
Decrease in provision over prior period	$(994,643)		$(3,025,822)
Decrease - percentage	(48)%		(76)%
Effective tax rate	17.1%	33.8%	11.1%	31.9%

For the three months ended June 30, 2017, we recorded an income tax expense of $1.1 million on income before income taxes of $6.3 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $1.2 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the three months ended June 30, 2016, we recorded a provision for income taxes of $2.1 million on income before taxes of $6.1 million, using an estimated effective tax rate for the 2016 fiscal year.

For the six months ended June 30, 2017, we recorded an income tax expense of $1.0 million on income before income taxes of $8.6 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $2.2 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the six months ended June 30, 2016, we recorded a provision for income taxes of $4.0 million on income before taxes of $12.5 million, using an estimated effective tax rate for the 2016 fiscal year.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2017 and December 31, 2016, respectively.

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

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017 (unaudited)	2016 (unaudited)	2017 (unaudited)	2016 (unaudited)

Net income for the period	$5,241	$4,071	$7,688	$8,509
Depreciation of property and equipment	879	428	1,636	848
Amortization of intangible assets	2,064	288	3,825	357
Impairment of intangible assets	-	4	-	25
Interest expense, net	970	121	1,838	167
Provision for income taxes	1,083	2,078	958	3,983
Stock-based compensation	313	190	631	390
Unrealized loss (gain) on change in fair value of forward contracts	(20)	(29)	(38)	(272)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(317)	(246)	(511)	215
Acquisition and other costs[1]	127	-	509	-

Adjusted EBITDA	$10,340	$6,905	$16,536	$14,222

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, related to our acquisition of eNom in January 2017.   Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $10.3 million in the three months ended June 30, 2017 from $6.9 million in the three months ended June 30, 2016. The increase in adjusted EBITDA from period to period was primarily driven by the acquisition of eNom on January 20, 2017, growth in domain services and Ting Mobile offset by the continued investment in the Company’s Fiber to the Home program.

Adjusted EBITDA increased to $16.5 million in the six months ended June 30, 2017 from $14.2 million in the six months ended June 30, 2016. The increase in adjusted EBITDA from period to period was primarily driven by the acquisition of eNom on January 20, 2017, growth in domain services and Ting Mobile offset by the continued investment in the Company’s Fiber to the Home program.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended June 30, 2017 was a net gain in other comprehensive income of $0.1 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended June 30, 2016 was a net gain in other comprehensive income of $27,264. The impact of the fair value adjustment on outstanding hedged contracts for the six months ended June 30, 2017 was a gain of $0.3 million compared to a net gain of $0.6 million for the six months ended June 30, 2016.

The net amount reclassified to earnings during the three months ended June 30, 2017 was a gain of $17,425 compared to a loss of $0.1 million during the three months ended June 30, 2016. The net amount reclassified to earnings during the six months ended June 30, 2017 was a gain of $0.1 million compared to a loss of $0.4 million during the six months ended June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Other comprehensive income (loss)	$125,343	$106,631	$230,952	$990,151
Increase over prior period	$18,712		$(759,199)
Increase - percentage	18%		(77)%
Percentage of net revenues	0%	0%	0%	1%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our cash and cash equivalents balance remained relatively flat at $15.1 million when compared to December 31, 2016. Our principal uses of cash were the acquisition of eNom for $76.2 million, net of cash acquired, $10.8 million in loan repayments, $2.0 million for the additional 20% interest in Ting Virginia, LLC, $1.3 million of tax payment associated with stock option exercises and continued investment in property and equipment of $6.6 million. These uses of liquidity were offset by proceeds from advances of $86.4 million, net of financing costs, from our 2017 Amended Credit Facility (defined below) to fund the acquisition of eNom and to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities of $10.5 million.

2017 Amended Credit Facility

On January 20, 2017, the Company entered into an amended and restated secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. This amendment and restatement to the Company’s 2016 Credit Facility (defined below), among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $84.5 million (the “Facility D”). The Company immediately drew down $84.5 million under Facility D to fund the acquisition of eNom in accordance with the terms and conditions of the Purchase Agreement (as defined below) and associated costs.  As used herein, the “2016 Credit Facility” refers to the credit facility established under the Company’s secured credit agreement (the “2016 Credit Agreement”) among the Company, BMO and the Lenders, dated as of August 18, 2016.

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

The 2017 Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of June 30, 2017, we were in compliance with all our covenants.

On June 6, 2017, the Company entered into the First Amendment to First Amended and Restated Credit Agreement (the “First Amendment”) with BMO and the Lenders. Among other things, the First Amendment (i) increases the amount available for borrowing under “Facility C,” a committed, non-revolving credit facility by $502,500, which was the portion of Facility D which was not used by the Company to fund its acquisition of eNom, Incorporated and was cancelled in accordance with the Credit Agreement, (ii) allows the Company to maintain bank accounts with Commonwealth Bank of Australia, subject to certain restrictions, (iii) provides for an extension of time for the Company to transfer its bank accounts from Silicon Valley Bank, and (iv) amends the definition of “EBITDA” to provide for an add-back in respect of certain liabilities.

Treasury Risk Management Facility

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

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2017, the Company held contracts in the amount of $13.8 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2017 was $10.5 million, as compared to $8.2 million during the six months ended June 30, 2016

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2017 was $9.6 million. Net income included non-cash charges and recoveries of $2.0 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital contributed $0.9 million.  Positive contributions of $12.1 million from movements in deferred revenue, customer deposits, and accrued liabilities were offset by $11.2 million utilized in changes from accounts receivable, inventory, income taxes recoverable, accounts payable, prepaid expenses, domain registry fees, and accreditation fees payable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2017 totaled $74.3 million as compared to cash outflows of $1.9 million during the six months ended June 30, 2016. Net cash inflows of $87.0 million resulting from draws on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures.  These cash inflows were partially offset by outflows of $10.8 million of principal repayments relating to our 2017 Credit Amended Credit Facility, $1.3 million outflow from the net impact of exercise of stock options and $0.6 million of debt issuance costs.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2017 used net cash of $84.8 million as compared to using $8.1 million during the six months ended June 30, 2016.

On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom Incorporated, a domain name registrar business.  The purchase price was $76.2 million, net of cash of $1.6 million and purchase price adjustments of $5.7 million relating primarily to a working capital deficit. In connection with this acquisition, the Company incurred acquisition related expenditures of $0.8 million.  The purchase price and the majority of the related acquisition costs were financed through borrowings under Facility D of the 2017 Amended Credit Facility agreement.  On June 13, 2017, the parties entered into an amendment to the Purchase Agreement.  For additional details, see note 4(b) to the interim unaudited financial statements included in this report.

On February 1, 2017, the Company acquired an additional 20% interest in Ting Virginia, LLC. for a consideration of $2.0 million. The consideration was funded through cash flow from operations. For additional details, see note 4(a) to the interim unaudited financial statements included in this report.

In addition, the Company invested $6.6 million in property and equipment, primarily to support the continued expansion of our fiber footprint.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2016, we disclosed our contractual obligations.

As of June 30, 2017, there have been no other material changes to those contractual obligations outside the ordinary course of business, except for the Company entering into a credit agreement to establish the 2017 Amended Credit Facility which replaced the 2016 Credit Facility. For more information, see note 7 to the interim unaudited financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2017. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility and Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2017, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July - September 2017	6,928,942	1.3494	289,005
October - December 2017	6,859,570	1.3478	284,373
	$13,788,512	1.3486	$573,378

As of June 30, 2017, we had $13.8 million of outstanding foreign exchange forward contracts which will convert to CDN $18.6 million. Of these contracts, $12.5 million met the requirements for hedge accounting (December 31, 2016 - $26.6 million of which $24.0 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the six months ended June 30, 2017. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the six months ended June 30, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the six months ended June 30, 2017 of approximately $0.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation as of June 30, 2017, management has concluded that our disclosure controls and procedures were effective. Management’s assessment of disclosure controls and procedures excluded consideration of eNom’s internal control over financial reporting. eNom was acquired during the first quarter of 2017, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. eNom’s total assets were approximately $206 million as June 30, 2017; its revenues during the six months ended June 30, 2017 were approximately $51 million.

(b)    Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of eNom, we are in the process of evaluating eNom’s internal controls to determine the extent to which modifications to eNom’s internal controls would be appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that may yet be purchased under the Plans or Programs

April 1	-	April 30, 2017	—	$—	—	$—
May 1	-	May 31, 2017	—	—	—	—
June 1	-	June 30, 2017	—	—	—	—
			—	$—	—	$—

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018. The Company repurchased nil shares under this program for the six months ended June 30, 2017.

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

10.1

First Amendment to First Amended and Restated Credit Agreement, dated as of June 6, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada and The Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 9, 2017).

10.2

First Amendment to Stock Purchase Agreement, dated as of June 13, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 15, 2017).

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

Date: August 9, 2017	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Davinder Singh
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1

First Amendment to First Amended and Restated Credit Agreement, dated as of June 6, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada and The Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 9, 2017).

10.2

First Amendment to Stock Purchase Agreement, dated as of June 13, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 15, 2017).

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