Form 10-Q
period 2017-09-30
TUCOWS INC /PA/
filed 2017-11-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of November 6, 2017 there were 10,577,549 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Roam®, Roam Mobility®, Bulkregister® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$12,547,059	$15,105,075
Accounts receivable, net of allowance for doubtful accounts of $167,886 as of September 30, 2017 and $164,145 as of December 31, 2016	13,726,565	10,925,622
Inventory	2,949,172	1,210,789
Prepaid expenses and deposits	14,712,889	6,250,555
Derivative instrument asset, current portion (note 5)	559,663	172,888
Prepaid domain name registry and ancillary services fees, current portion	106,672,400	49,396,737
Income taxes recoverable	780,185	220,451
Total current assets	151,947,933	83,282,117

Prepaid domain name registry and ancillary services fees, long-term portion	23,791,150	10,993,156
Property and equipment	22,232,870	13,450,438
Deferred tax asset	-	5,708,725
Intangible assets (note 6)	60,562,113	19,973,793
Goodwill (note 6)	87,486,243	21,005,143
Total assets	$346,020,309	$154,413,372

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,946,691	$4,786,645
Accrued liabilities	8,681,752	7,098,905
Customer deposits	15,303,523	5,418,622
Deferred rent, current portion	20,947	20,854
Loan payable, current portion (note 7)	18,289,853	2,233,110
Deferred revenue, current portion	131,971,919	62,795,079
Accreditation fees payable, current portion	1,201,477	528,027
Income taxes payable	1,239,754	1,548,121
Total current liabilities	182,655,916	84,429,363

Deferred revenue, long-term portion	31,219,144	15,053,977
Accreditation fees payable, long-term portion	299,909	115,084
Deferred rent, long-term portion	129,656	124,202
Loan payable, long-term portion (note 7)	63,137,229	8,015,698
Deferred gain	558,220	944,680
Deferred tax liability	18,198,544	4,827,192

Redeemable non-controlling interest (note 4 (a))	1,123,738	3,086,090

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,577,549 shares issued and outstanding as of September 30, 2017 and 10,461,574 shares issued and outstanding as of December 31, 2016	15,284,633	14,460,500
Additional paid-in capital	1,602,181	2,857,921
Retained earnings	31,489,104	20,399,511
Accumulated other comprehensive income	322,035	99,154
Total stockholders' equity	48,697,953	37,817,086
Total liabilities and stockholders' equity	$346,020,309	$154,413,372

Commitments and contingencies (note 11)

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net revenues (note 10)	$85,008,484	$49,064,327	$238,799,847	$141,014,329

Cost of revenues (note 10)
Cost of revenues	61,066,761	30,846,668	169,822,817	89,445,493
Network expenses	2,460,696	1,287,620	7,064,458	3,925,377
Depreciation of property and equipment	823,441	278,746	2,128,417	976,419
Amortization of intangible assets (note 6)	499,032	13,421	1,334,596	36,485
Total cost of revenues	64,849,930	32,426,455	180,350,288	94,383,774

Gross profit	20,158,554	16,637,872	58,449,559	46,630,555

Expenses:
Sales and marketing	7,578,414	5,479,445	22,244,961	15,174,619
Technical operations and development	1,910,147	1,270,107	5,402,385	3,445,118
General and administrative	2,852,345	2,166,217	9,596,298	7,497,752
Depreciation of property and equipment	154,638	178,687	485,648	328,877
Amortization of intangible assets (note 6)	1,745,923	279,126	4,735,221	613,041
Impairment of indefinite life intangible assets (note 6)	1,500	2,866	1,500	27,745
Loss (gain) on currency forward contracts (note 5)	(54,075)	22,475	(115,276)	(96,993)
Total expenses	14,188,892	9,398,923	42,350,737	26,990,159

Income from operations	5,969,662	7,238,949	16,098,822	19,640,396

Other income (expense):
Interest expense, net	(864,482)	(135,168)	(2,702,504)	(301,868)
Other income, net	157,453	130,147	511,831	387,787
Total other income (expense)	(707,029)	(5,021)	(2,190,673)	85,919

Income before provision for income taxes	5,262,633	7,233,928	13,908,149	19,726,315

Provision for income taxes (note 8)	1,823,367	2,492,649	2,780,908	6,476,012

Net income before redeemable non-controlling interest	3,439,266	4,741,279	11,127,241	13,250,303

Redeemable non-controlling interest (note 4 (a))	(68,635)	(254,101)	(311,693)	(698,583)

Net income attributable to redeemable non-controlling interest	68,635	254,101	311,693	698,583

Net income for the period	3,439,266	4,741,279	11,127,241	13,250,303

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 5)	309,445	(58,821)	638,442	516,406
Net amount reclassified to earnings (note 5)	(317,516)	131,912	(415,561)	546,836
Other comprehensive income (loss) net of tax of $(4,591) and $41,580 for the three months ended September 30, 2017 and September 30, 2016, and $126,791 and $585,943 for the nine months ended September 30, 2017 and September 30, 2016 (note 5)	(8,071)	73,091	222,881	1,063,242

Comprehensive income for the period	$3,431,195	$4,814,370	$11,350,122	$14,313,545

Basic earnings per common share (note 9)	$0.33	$0.45	$1.06	$1.26

Shares used in computing basic earnings per common share (note 9)	10,564,311	10,432,763	10,522,841	10,549,056

Diluted earnings per common share (note 9)	$0.32	$0.45	$1.03	$1.23

Shares used in computing diluted earnings per common share (note 9)	10,785,342	10,619,005	10,785,050	10,736,775

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash provided by:		(restated - note 3)		(restated - note 3)
Operating activities:
Net income for the period	$3,439,266	$4,741,279	$11,127,241	$13,250,303
Items not involving cash:
Depreciation of property and equipment	978,079	457,433	2,614,065	1,305,296
Loss on write off of property and equipment	8,157	-	16,951	-
Amortization of debt discount and issuance costs	56,559	8,298	203,871	8,298
Amortization of intangible assets	2,244,955	292,547	6,069,817	649,526
Impairment of indefinite life intangible asset	1,500	2,866	1,500	27,745
Deferred income taxes	(1,445,241)	926,733	(3,010,795)	1,630,076
Excess tax benefits on share-based compensation expense	(443,718)	268,565	(2,614,804)	714,764
Amortization of deferred rent	63	13,783	5,547	30,447
Loss on disposal of domain names	7,896	4,760	24,661	25,581
Other income	(128,820)	(128,820)	(386,460)	(386,460)
Loss (gain) on change in the fair value of forward contracts	1,053	(20,114)	(37,103)	(292,133)
Stock-based compensation	202,902	195,439	833,987	585,854
Change in non-cash operating working capital:
Accounts receivable	533,900	(1,623,719)	(330,070)	(4,435,250)
Inventory	(642,738)	(217,741)	(1,738,383)	(598,658)
Prepaid expenses and deposits	201,757	419,939	(2,169,319)	(939,935)
Prepaid domain name registry and ancillary services fees	3,083,506	(1,271,948)	570,338	(5,170,911)
Income taxes recoverable	2,225,254	363,244	1,815,420	1,553,524
Accounts payable	(643,327)	681,303	(4,681,314)	(1,993)
Accrued liabilities	981,046	(581,495)	994,402	(1,429,069)
Customer deposits	(1,904,666)	(943,579)	1,163,305	90,970
Deferred revenue	(1,424,673)	1,666,291	7,543,013	6,772,663
Accreditation fees payable	(50,302)	14,059	(199,832)	51,215
Net cash provided by operating activities	7,282,408	5,269,123	17,816,038	13,441,853

Financing activities:
Proceeds received on exercise of stock options	68,065	48,376	172,903	107,672
Payment of tax obligations resulting from net exercise of stock options	(116,956)	(76,537)	(1,438,497)	(318,770)
Repurchase of common stock	-	-	-	(7,180,257)
Proceeds received on loan payable	-	10,989,583	86,998,000	16,989,583
Repayment of loan payable	(4,572,640)	(9,062,500)	(15,403,380)	(9,500,000)
Payment of loan payable costs	(16,463)	(383,463)	(620,217)	(516,963)
Net cash provided by (used in) financing activities	(4,637,994)	1,515,459	69,708,809	(418,735)

Investing activities:
Additions to property and equipment	(2,859,036)	(2,091,368)	(9,461,105)	(3,923,105)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 4(a))	-	-	(2,000,000)	-
Acquisition of Enom Incorporated, net of cash (note 4(b))	-	-	(76,237,460)	-
Acquisition of intangible assets	(2,384,298)	(74,400)	(2,384,298)	(6,324,970)
Net cash used in investing activities	(5,243,334)	(2,165,768)	(90,082,863)	(10,248,075)

Increase (decrease) in cash and cash equivalents	(2,598,920)	4,618,814	(2,558,016)	2,775,043

Cash and cash equivalents, beginning of period	15,145,979	5,879,482	15,105,075	7,723,253
Cash and cash equivalents, end of period	$12,547,059	$10,498,296	$12,547,059	$10,498,296

Supplemental cash flow information:
Interest paid	$869,749	$93,560	$2,717,378	$260,506
Income taxes paid, net	$1,307,727	$927,826	$6,313,308	$2,507,699
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$186,418	$89,860	$186,418	$89,860

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Company:

Tucows Inc., a Pennsylvania corporation (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions), together with our consolidated subsidiaries, is a provider of Network Access Services and Domain Services.  Our Network Access Services includes mobile, fixed high-speed Internet access services, Internet hosting and network consulting services, with mobile and high-speed Internet operating primarily under our Ting and Roam brands.  Our Domain services include wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom, Hover and YummyNames brands.

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2017 and the results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in Tucows' 2016 Annual Report on Form 10-K filed with the SEC on March 8, 2017. There have been no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2017 as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the adoption of Accounting Standard Update No. 2016-09, Stock Compensation (Topic 718). See note 3 for more information.

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

On January 1, 2017, the Company also adopted ASU No. 2016-09, Stock Compensation (Topic 718), which simplifies the presentation of several aspects of the accounting for employee share-based payment transactions. The areas for simplification include the income tax consequences, accounting for forfeitures, and classification on the statement of cash flows. The impacts of the adoption of ASU 2016-09 on our consolidated financial statements are as follows:

●	Accounting for Income Taxes – the standard requires that all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense on a prospective basis, which resulted in the recognition of $0.4 million and $2.6 million in excess tax benefits as a reduction of tax expense related to employee share-based payments during the three and nine months ended September 30, 2017, respectively;
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contracts, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contracts and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The new standard will be effective for the Company for the interim and annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). Companies can transition to the standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact of transition methods. Based on continuing analysis, we do not believe adoption of the updated standard will have a material impact as the Company’s mobile and fixed internet services are on month to month contracts with minimal device subsidization and our wholesale and retail domain registration services recognize revenue over the term of the services provided.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12”), which better aligns an entity’s risk management activities and financial reporting for hedging relationship through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results.  The new standard expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-12 will have on its consolidated financial statements.

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

On February 1, 2017, under the terms of a call option in the agreement, Ting Fiber, Inc. acquired an additional 20% interest in Ting Virginia, LLC from the selling shareholders (the “Minority Shareholders”) for consideration of $2.0 million. The Company recorded the $2.0 million payment as a reduction in the carrying value of Redeemable non-controlling interest.  Following the exercise of the call option, the Minority Shareholders chose not to exercise their right to put their remaining 10% interest in Ting Virginia, LLC to Ting Fiber, Inc. The Minority Shareholders still retain the right, on the fourth anniversary of the closing date (February 27, 2019), to exercise their put option under which Ting Fiber, Inc. would be obligated to purchase their remaining interest for $120,000 per percentage point of the additional equity interest acquired.  The Company has determined that the put option is embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. As at September 30, 2017, the value of the Redeemable non-controlling interest is $1.1 million and is being accreted to the redemption value of $1.2 million through February 27, 2019.

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

The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of eNom based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation is pending the finalization of the fair value of taxation-related balances and for potential adjustments to assets and liabilities. We expect to finalize this determination on or before December 31, 2017.

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

In connection with this acquisition, the Company incurred total acquisition related costs of $0.8 million of which $0.3 million is included in General & Administrative expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2017.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of eNom had occurred as of January 1, 2016. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Unaudited	Unaudited
	Three months ended Sep 30,	Nine months ended Sep 30,
	2016	2017	2016

Net revenues	$86,303,327	$243,262,069	$252,531,557
Net income	1,760,528	10,755,068	2,776,074

Basic earnings per common share	0.17	1.03	0.27
Diluted earnings per common share	$0.17	$1.00	$0.27

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions. For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2017, is recorded as derivative instrument assets and derivative instrument liabilities.

As of September 30, 2017, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $6.9 million, of which $6.2 million were designated as hedges (December 31, 2016 - $26.6 million of which $24.0 million were designated as hedges).

As of September 30, 2017, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2017	6,859,570	1.3478	559,663
	$6,859,570	1.3478	$559,663

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of September 30, 2017	As of December 31, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$505,232	$155,560

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$54,431	$17,823

Total foreign currency forward contracts	Derivative instruments	$559,663	$172,888

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended September 30, 2017:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – June 30, 2017	$517,894	$(187,788)	$330,106

Other comprehensive income (loss) before reclassifications	485,480	(176,035)	309,445
Amount reclassified from accumulated other comprehensive income	(498,142)	180,626	(317,516)
Other comprehensive income (loss) for the three months ended September 30, 2017	(12,662)	4,591	(8,071)

Ending AOCI balance – September 30, 2017	$505,232	$(183,197)	$322,035

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the nine months ended September 30, 2017:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2016	$155,560	$(56,406)	$99,154

Other comprehensive income (loss) before reclassifications	1,001,634	(363,192)	638,442
Amount reclassified from accumulated other comprehensive income	(651,962)	236,401	(415,561)
Other comprehensive income (loss) for the nine months ended September 30, 2017	349,672	(126,791)	222,881

Ending AOCI balance – September 30, 2017	$505,232	$(183,197)	$322,035

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2017 and September 30, 2016 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$432,021	Operating expenses	$—
Foreign currency forward contracts for the three months ended September 30, 2017	$(8,071)	Cost of revenues	$66,121	Cost of revenues	—

		Operating expenses	$(156,743)	Operating expenses	$—
Foreign currency forward contracts for the three months ended September 30, 2016	$73,091	Cost of revenues	$(50,210)	Cost of revenues	—

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2017 and September 30, 2016 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$560,971	Operating expenses	$—
Foreign currency forward contracts for the nine months ended September 30, 2017	$222,881	Cost of revenues	$90,991	Cost of revenues	—

		Operating expenses	$(617,572)	Operating expenses	$(47,242)
Foreign currency forward contracts for the nine months ended September 30, 2016	$1,063,242	Cost of revenues	$(193,102)	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a gain of $55,128 upon settlement and a loss of $1,053 for the change in fair value of outstanding contracts for the three months ended September 30, 2017, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $39,401 upon settlement and a gain of $20,113 for the change in fair value of the foreign currency forward contracts not designated as hedges for the three months ended September 30, 2016, in the consolidated statement of operations and comprehensive income.

The Company has recorded a gain of $78,173 upon settlement and a gain of $37,103 for the change in fair value of outstanding contracts for the nine months ended September 30, 2017, in the consolidated statement of operations and comprehensive income. The Company has recorded a loss of $0.1 million upon settlement and a gain of $0.3 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the nine months ended September 30, 2016, in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $87.5 million as of September 30, 2017, up $66.5 million from December 31, 2016, as a result of the acquisition of eNom (note 4(b)). The Company's goodwill relates 98% ($85.4 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an impairment evaluation annually, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of network rights, brand, customer relationships, surname domain names and our portfolio of domain names. As reflected in the table below, these balances are being amortized on a straight-line basis over the estimated useful life of the intangible assets, except for the surname domain names and direct navigation domain names, which have been determined to have an indefinite life and which are evaluated at least annually for impairment.

With regard to indefinite life intangible assets, as part of our normal renewal process we assessed that certain domain names that were acquired in the June 2006 acquisition of Mailbank.com Inc. and that were up for renewal should not be renewed. For the three and nine months ended September 30, 2017, domain names with a book value of $1,500 were not renewed, respectively, as compared to domain names with a book value of $2,866 and $27,745 were not renewed for the three and nine months ended September 30, 2016, respectively.

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

On September 19, 2017, the Company acquired the consumer related assets of Otono, Networks Inc. for consideration of $2.3 million and assumed working capital liabilities of $1.4 million. The intangible assets acquired relate to customer relationships and are being amortized on a straight line basis over a period of 7 years.

A summary of acquired intangible assets for the three months ended September 30, 2017 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances June 30, 2017	$11,291,003	$1,856,542	$11,693,810	$31,919,024	$3,087,500	$584,288	$60,432,167

Acquisition of consumer related assets of Otono Networks, Inc.	-	-	-	2,294,111	-	-	2,294,111
Acquisition of customer relationships	-	-	-	90,187	-	-	90,187
Additions to/(disposals from) domain portfolio, net	(1,623)	(7,774)	-	-	-	-	(9,397)
Amortization expense	-	-	(450,510)	(1,295,413)	(487,500)	(11,532)	(2,244,955)
Balances September 30, 2017	$11,289,380	$1,848,768	$11,243,300	$33,007,909	$2,600,000	$572,756	$60,562,113

A summary of acquired intangible assets for the nine months ended September 30, 2017 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances December 31, 2016	$11,295,221	$1,869,088	$5,210	$6,198,811	$-	$605,463	$19,973,793

Reclassifications	-	-	43,620	(45,509)	-	1,889	-
Acquisition of Enom (note 4(b))	-	-	12,400,000	28,000,000	3,900,000	-	44,300,000
Acquisition of consumer related assets of Otono Networks, Inc.	-	-	-	2,294,111	-	-	2,294,111
Acquisition of customer relationships	-	-	-	90,187	-	-	90,187
Additions to/(disposals from) domain portfolio, net	(5,841)	(20,320)	-	-	-	-	(26,161)
Amortization expense	-	-	(1,205,530)	(3,529,691)	(1,300,000)	(34,596)	(6,069,817)
Balances September 30, 2017	$11,289,380	$1,848,768	$11,243,300	$33,007,909	$2,600,000	$572,756	$60,562,113

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made:

Year ending December 31,

Remainder of 2017	$2,168,927
2018	9,166,244
2019	7,255,196
2020	7,092,696
2021	7,092,696
Thereafter	14,648,206

Total	$47,423,965

As of September 30, 2017, the accumulated amortization for the definite life intangible assets was $13.0 million.

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

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 3.00:1 until September 30, 2017, 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $32.8 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the period ending September 30, 2017, the Company was in compliance with these covenants.

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

Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the 2017 Amended Credit Facility as at September 30, 2017:

	September 30, 2017	December 31, 2016

Facility B	$-	$6,000,000
Facility C	6,277,902	4,731,306
Facility D	76,048,200	-
Less: unamortized debt discount and issuance costs	(899,020)	(482,498)
Total loan payable	81,427,082	10,248,808
Less: loan payable, current portion	18,289,853	2,233,110
Loan payable, long-term portion	$63,137,229	$8,015,698

The following table summarizes our scheduled principal repayments as of September 30, 2017:

Principal repayments
Remainder of 2017	$4,572,463
2018	18,289,853
2019	18,289,853
2020	18,103,004
2021	17,542,457
Thereafter	5,528,472
$82,326,102

Other Credit Facilities

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

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2017, the Company held contracts in the amount of $6.9 million to trade U.S. dollars in exchange for Canadian dollars (note 5).

During the third quarter of 2017, the Company entered into a corporate credit card program with the Bank of Nova with credit limits of $1.0 million for US Dollar credit cards and CDN$0.5 million for Canadian Dollar credit cards.

8. Income taxes

For the three months ended September 30, 2017, we recorded an income tax expense of $1.8 million on income before income taxes of $5.3 million, using an estimated effective tax rate for the fiscal year ending December 31, 2017 (“Fiscal 2017”) adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the three months ended September 30, 2016, the Company recorded a provision for income taxes of $2.5 million on income before taxes of $7.2 million, using an estimated effective tax rate for the 2016 fiscal year.

For the nine months ended September 30, 2017, we recorded an income tax expense of $2.8 million on income before income taxes of $13.9 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $2.6 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $6.5 million on income before taxes of $19.7 million, using an estimated effective tax rate for the 2016 fiscal year.

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

The Company had nil gross unrecognized tax benefit as of September 30, 2017 and approximately $0.1 million as of December 31, 2016. During the nine months ended September 30, 2017, the Company settled the outstanding tax matter relating to prior Pennsylvania state franchise taxes under the state’s tax amnesty program.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2017 and December 31, 2016, respectively.

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

The following table is a summary of the basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Numerator for basic and diluted earnings per common share:
Net income for the period	$3,439,266	$4,741,279	$11,127,241	$13,250,303

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,564,311	10,432,763	10,522,841	10,549,056
Effect of outstanding stock options	221,031	186,242	262,209	187,719
Diluted weighted average number of shares outstanding	10,785,342	10,619,005	10,785,050	10,736,775

Basic earnings per common share	$0.33	$0.45	$1.06	$1.26

Diluted earnings per common share	$0.32	$0.45	$1.03	$1.23

For the three months ended September 30, 2017, outstanding options to purchase 345,200 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares (three months ended September 30, 2016 – 76,750).

For the nine months ended September 30, 2017, outstanding options to purchase 349,700 common shares were not included in the computation of diluted income per common share because all such options had exercise prices greater than the average market price of the common shares (nine months ended September 30, 2016 – 95,950).

During the three and nine months ended September 30, 2017, no common shares were repurchased and cancelled under the terms of our stock repurchase program announced in March 2017.

During the three months ended September 30, 2016, no common shares were repurchased and for the nine months ended September 30, 2016, 308,416 common shares were repurchased and cancelled under the terms of our stock repurchase program announced in February 2016.

The computation of earnings per share and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 include reductions in the number of shares outstanding due to these repurchases.

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

Information by operating segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access	Domain Name Services	Consolidated Totals
Three months ended September 30, 2017

Net Revenues	$22,993,034	$62,015,450	$85,008,484

Cost of revenues
Cost of revenues	13,310,922	47,755,839	61,066,761
Network expenses	446,126	2,014,570	2,460,696
Depreciation of property and equipment	578,257	245,184	823,441
Amortization of intangible assets	11,532	487,500	499,032
Total cost of revenues	14,346,837	50,503,093	64,849,930
Gross Profit	8,646,197	11,512,357	20,158,554

Expenses:
Sales and marketing			7,578,414
Technical operations and development			1,910,147
General and administrative			2,852,345
Depreciation of property and equipment			154,638
Amortization of intangible assets			1,745,923
Impairment of indefinite life intangible assets			1,500
Loss (gain) on currency forward contracts			(54,075)
Income from operations			5,969,662
Other income (expenses), net			(707,029)
Income before provision for income taxes			$5,262,633

	Network Access	Domain Name Services	Consolidated Totals
Three months ended September 30, 2016

Net Revenues	$19,253,063	$29,811,264	$49,064,327

Cost of revenues
Cost of revenues	9,589,183	21,257,485	30,846,668
Network expenses	507,128	780,492	1,287,620
Depreciation of property and equipment	258,042	20,704	278,746
Amortization of intangible assets	13,421	-	13,421
Total cost of revenues	10,367,774	22,058,681	32,426,455
Gross Profit	8,885,289	7,752,583	16,637,872

Expenses:
Sales and marketing			5,479,445
Technical operations and development			1,270,107
General and administrative			2,166,217
Depreciation of property and equipment			178,687
Amortization of intangible assets			279,126
Impairment of indefinite life intangible assets			2,866
Loss (gain) on currency forward contracts			22,475
Income from operations			7,238,949
Other income (expenses), net			(5,021)
Income before provision for income taxes			$7,233,928

	Network Access	Domain Name Services	Consolidated Totals
Nine months ended September 30, 2017

Net Revenues	$63,559,792	$175,240,055	$238,799,847

Cost of revenues
Cost of revenues	35,389,553	134,433,264	169,822,817
Network expenses	1,397,832	5,666,626	7,064,458
Depreciation of property and equipment	1,494,299	634,118	2,128,417
Amortization of intangible assets	34,596	1,300,000	1,334,596
Total cost of revenues	38,316,280	142,034,008	180,350,288
Gross Profit	25,243,512	33,206,047	58,449,559

Expenses:
Sales and marketing			22,244,961
Technical operations and development			5,402,385
General and administrative			9,596,298
Depreciation of property and equipment			485,648
Amortization of intangible assets			4,735,221
Impairment of indefinite life intangible assets			1,500
Loss (gain) on currency forward contracts			(115,276)
Income from operations			16,098,822
Other income (expenses), net			(2,190,673)
Income before provision for income taxes			$13,908,149

	Network Access	Domain Name Services	Consolidated Totals
Nine months ended September 30, 2016

Net Revenues	$55,020,436	$85,993,893	$141,014,329

Cost of revenues
Cost of revenues	28,386,395	61,059,098	89,445,493
Network expenses	941,451	2,983,926	3,925,377
Depreciation of property and equipment	655,104	321,315	976,419
Amortization of intangible assets	36,485	-	36,485
Total cost of revenues	30,019,435	64,364,339	94,383,774
Gross Profit	25,001,001	21,629,554	46,630,555

Expenses:
Sales and marketing			15,174,619
Technical operations and development			3,445,118
General and administrative			7,497,752
Depreciation of property and equipment			328,877
Amortization of intangible assets			613,041
Impairment of indefinite life intangible assets			27,745
Loss (gain) on currency forward contracts			(96,993)
Income from operations			19,640,396
Other income (expenses), net			85,919
Income before provision for income taxes			$19,726,315

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$21,748,809	$18,374,906	$60,090,266	$52,287,808
Other Services	1,244,225	878,157	3,469,526	2,732,628
Total Network Access Services	22,993,034	19,253,063	63,559,792	55,020,436

Domain Services:
Wholesale
Domain Services	47,769,779	22,955,731	135,411,688	65,879,375
Value Added Services	4,401,704	2,226,977	14,034,456	6,834,086
Total Wholesale	52,171,483	25,182,708	149,446,144	72,713,461

Retail	8,872,984	3,721,032	22,937,606	10,747,456
Portfolio	970,983	907,524	2,856,305	2,532,976
Total Domain Services	62,015,450	29,811,264	175,240,055	85,993,893

	$85,008,484	$49,064,327	$238,799,847	$141,014,329

During the three and nine months ended September 30, 2017 and 2016, no customer accounted for more than 10% of total revenue. As at September 30, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$12,365,383	$9,087,274	$32,634,348	$27,026,242
Other Services	945,539	501,909	2,755,205	1,360,153
Total Network Access Services	13,310,922	9,589,183	35,389,553	28,386,395

Domain Services:
Wholesale
Domain Services	42,294,131	18,934,555	119,206,649	54,215,215
Value Added Services	671,291	463,369	1,823,711	1,401,821
Total Wholesale	42,965,422	19,397,924	121,030,360	55,617,036

Retail	4,610,745	1,727,867	12,775,941	4,968,659
Portfolio	179,672	131,694	626,963	473,403
Total Domain Services	47,755,839	21,257,485	134,433,264	61,059,098

Network Expenses:
Network, other costs	2,460,696	1,287,620	7,064,458	3,925,377
Network, depreciation and amortization costs	1,322,473	292,167	3,463,013	1,012,904
	3,783,169	1,579,787	10,527,471	4,938,281

	$64,849,930	$32,426,455	$180,350,288	$94,383,774

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	September 30, 2017	December 31, 2016

Canada	$1,169,409	$1,010,427
United States	21,036,074	12,398,961
Germany	27,387	41,050
	$22,232,870	$13,450,438

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	September 30, 2017	December 31, 2016

Canada	$7,522,264	$5,850,596
United States	39,730,601	633,798
Germany	171,100	325,090
	$47,423,965	$6,809,484

(f)           The following is a summary of the Company’s deferred tax asset by geographic region:

	September 30, 2017	December 31, 2016

Canada	$-	$5,708,725
	$-	$5,708,725

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Nine months ended September 30, 2017	$164,145	$3,741	$-	$167,886
Year ended December 31, 2016	$122,095	$42,050	$-	$164,145

11. Commitments and contingencies:

The Company is involved in various legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2017 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

12. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three-month period ended September 30, 2017:

					Accumulated
			Additional	Retained	other	Total
		Common stock	paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, June 30, 2017	10,552,401	$15,125,326	$1,607,476	$28,062,438	$330,106	$45,125,346
Exercise of stock options	30,051	159,307	(91,241)	-	-	68,066
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(4,903)		(116,956)	-	-	(116,956)
Stock-based compensation (note 13)	-	-	202,902	-	-	202,902
Net income	-	-	-	3,439,266	-	3,439,266
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(12,600)	-	(12,600)
Other comprehensive income (loss)	-	-	-	-	(8,071)	(8,071)
Balances, September 30, 2017	10,577,549	$15,284,633	$1,602,181	$31,489,104	$322,035	$48,697,953

The following unaudited table summarizes stockholders' equity transactions for the nine-month period ended September 30, 2017:

					Accumulated
			Additional	Retained	other	Total
		Common stock	paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2016	10,461,574	$14,460,500	$2,857,921	$20,399,511	$99,154	$37,817,086
Exercise of stock options	165,673	824,133	(651,230)	-	-	172,903
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(49,698)	-	(1,438,497)	-	-	(1,438,497)
Stock-based compensation (note 13)	-	-	833,987	-	-	833,987
Net income	-	-	-	11,127,241	-	11,127,241
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(37,648)	-	(37,648)
Other comprehensive income (loss)	-	-	-	-	222,881	222,881
Balances, September 30, 2017	10,577,549	$15,284,633	$1,602,181	$31,489,104	$322,035	$48,697,953

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares under this program.

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. The Company repurchased 308,416 shares under this program for the nine months ended September 30, 2016 for a total of $7.2 million.

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

Details of stock option transactions for the three months ended September 30, 2017 and September 30, 2016 are as follows:

	Three months ended September 30,		Three months ended September 30,
	2017		2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	363,608	$16.79	502,590	$11.30
Granted	327,150	55.49	18,750	27.53
Exercised	(30,051)	6.67	(31,065)	38.00
Forfeited	(1,050)	51.87	-	-
Expired	-	-	-	-
Outstanding, end of period	659,657	36.39	490,275	12.39
Options exercisable, end of period	223,043	$14.30	306,553	$9.16

Details of stock option transactions for the nine months ended September 30, 2017 and September 30, 2016 are as follows:

	Nine months ended September 30,		Nine months ended September 30,
	2017		2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	474,501	$12.67	513,366	$9.24
Granted	360,025	54.13	81,750	22.66
Exercised	(165,673)	7.79	(94,602)	3.75
Forfeited	(9,196)	22.08	(9,489)	17.23
Expired	-	-	(750)	3.76
Outstanding, end of period	659,657	36.39	490,275	12.39
Options exercisable, end of period	223,043	$14.30	306,553	$9.16

As of September 30, 2017, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.92	-	$ 8.92	96,644	$6.72	1.9	$5,008,805	96,644	$6.72	1.9	$5,008,805
$10.16	-	$19.95	122,938	16.29	3.7	5,195,152	76,399	15.99	3.5	3,251,248
$21.10	-	$27.53	81,000	23.65	4.4	2,826,893	45,000	25.39	3.7	1,492,313
$35.25	-	$37.35	14,375	35.89	5.7	325,750	5,000	35.25	6.2	116,500
$43.15	-	$47.00	18,500	44.19	6.3	265,650	-	-	-	-
$53.55	-	$55.65	326,200	55.49	6.7	998,480	-	-	-	-
			659,657	$36.39	5.1	$14,620,730	223,043	$14.30	2.9	$9,868,866

Total unrecognized compensation cost relating to unvested stock options at September 30, 2017 was approximately $7.0 million and is expected to be recognized over a weighted average period of 3.1 years.

The Company recorded stock-based compensation of $0.2 million and $0.8 million for the three and nine months ended September 30, 2017 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	September 30, 2017
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$559,663	$-	$559,663

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, our expectation regarding the acquisition of eNom, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

For the three months ended September 30, 2017 and September 30, 2016, we reported revenue of $85.0 million and $49.1 million, respectively.

For the nine months ended September 30, 2017 and September 30, 2016, we reported revenue of $238.8 million and $141.0 million, respectively.

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services, Internet hosting and network consulting services.

Our mobile services are primarily distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories (“Ting Mobile”) to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. On September 19, 2017, the Company acquired the consumer related assets of Otono, Networks Inc. The consumer assets relate to the mobile roaming and instant activation eSIM business under the Roam Mobility, Zipsim and Always Online Wireless brands. The acquired portfolio operates as a MVNO on the same nationwide GSM network as Ting Mobile and distributes through third-party retail stores and product branded websites.

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

As of September 30, 2017, Ting managed mobile telephony services for approximately 171,000 subscribers and had approximately 281,000 devices under management. For a discussion of the subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Our primary distribution channel is a global network of approximately 39,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. The increase in our reseller network during the year from 13,000 resellers resulted from our acquisition of eNom in January 2017. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and ccTLD options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface (API), easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS and eNom Domain Services manage 28 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and other value-added services. All of these services are made available to end-users through a network of 39,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

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

Portfolio generates revenue by offering names in our domain portfolio for resale through a number of distribution channels, and our reseller network. We also generate advertising revenue from our portfolio.

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

Adjusted EBITDA

Tucows reports all financial information in accordance with United States generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. For additional information regarding adjusted EBITDA, see “—Results of Operations for the Three and Nine Months Ended September 30, 2017 as Compared to the Three and Nine Months Ended September 30, 2016 — Adjusted EBITDA.”

Network Access Services

	September 30,
	2017 (1)	2016 (1)

Ting mobile subscribers under management	171,000	147,000
Ting mobile devices under management	281,000	235,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,		Nine months ended September 30,
	2017 (1)	2016 (1)	2017 (1)	2016 (1)
	(in 000's)		(in 000's)
Total new, renewed and transferred-in domain name registrations	4,864	2,466	14,612	7,491

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	September 30,
	2017 (1)	2016 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	22,708	11,398
Registered using Registrar Accreditations belonging to Resellers	5,597	3,384
Total domain names under management	28,305	14,782

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs (generic top-level domains), particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base.  We will continue to maintain separate accreditations, branding and support for OpenSRS and eNom and our growth will depend on our ability to continue to attract and retain customers for both brands by maintaining strong domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and the sale of names from our portfolio of domain names and through the domain expiry streams. The revenue associated with domain sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and declining advertising yields in the marketplace, which we expect to continue.

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

Other Services

Other services derive revenues from providing fixed high-speed internet access to individuals and small businesses in select U.S. cities including Holly Springs, Westminster, Maryland and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase our fixed Internet access services. Revenues are generated from fixed monthly access charges with a primary focus on the 1 GB unlimited data usage package. Services are provided on a monthly basis with no fixed contract term.

Domain Services

Wholesale - OpenSRS Domain Service

Historically, our wholesale OpenSRS Domain Service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. With the acquisition of eNom and its 25,000 reseller network, domain services will continue to be the largest portion of our business and will further fuel our ability sell add-on services.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$21,748,809	$18,374,906	$60,090,266	$52,287,808
Other Services	1,244,225	878,157	3,469,526	2,732,628
Total Network Access Services	22,993,034	19,253,063	63,559,792	55,020,436

Domain Services:
Wholesale
Domain Services	47,769,779	22,955,731	135,411,688	65,879,375
Value Added Services	4,401,704	2,226,977	14,034,456	6,834,086
Total Wholesale	52,171,483	25,182,708	149,446,144	72,713,461

Retail	8,872,984	3,721,032	22,937,606	10,747,456
Portfolio	970,983	907,524	2,856,305	2,532,976
Total Domain Services	62,015,450	29,811,264	175,240,055	85,993,893

	$85,008,484	$49,064,327	$238,799,847	$141,014,329
Increase over prior period	$35,944,157		$97,785,518
Increase - percentage	73%		69%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	26%	37%	25%	37%
Other Services	1%	2%	1%	2%
Total Network Access Services	27%	39%	26%	39%

Domain Services:
Wholesale
Domain Services	57%	46%	57%	46%
Value Added Services	5%	5%	6%	5%
Total Wholesale	62%	51%	63%	51%

Retail	10%	8%	10%	8%
Portfolio	1%	2%	1%	2%
Total Domain Services	73%	61%	74%	61%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2017 increased by $36.0 million or 73% to $85.0 million when compared to the three months ended September 30, 2016.  The increase was largely due to the acquisition of eNom, and to a lesser extent the growth in the Ting mobile subscriber base.

Total net revenues for the nine months ended September 30, 2017 increased by $97.8 million or 69% to $238.8 million when compared to the nine months ended September 30, 2016. The increase was largely due to the acquisition of eNom, and to a lesser extent the growth in the Ting mobile subscriber base.

Deferred revenue increased to $163.2 million at September 30, 2017 from $77.8 million at December 31, 2016. The increase was largely due to the acquisition of eNom.

No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2017 and 2016. As at September 30, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from Ting mobile phone equipment and services for the three months ended September 30, 2017 increased by $3.4 million or 18% to $21.7 million as compared to the three months ended September 30, 2016. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $2.5 million to $18.7 million as compared to the three months ended September 30, 2016. Revenues from the sale of mobile hardware and related accessories increased by $0.9 million to $3.0 million for the three months ended September 30, 2017. This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

Net revenues from Ting mobile phone equipment and services for the nine months ended September 30, 2017 increased by $7.8 million or 15% to $60.1 million as compared to the nine months ended September 30, 2016. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $6.9 million to $53.4 million as compared to the nine months ended September 30, 2016. Services revenues and related gross margins were impacted by the issuance of $35 service credits to each RingPlus customer (see discussion below). Revenues from the sale of mobile hardware and related accessories grew by $0.9 million to $6.7 million for the nine months ended September 30, 2017.

 High speed Internet access, Internet hosting and network consulting services generated $1.2 million in revenue during the three months ended September 30, 2017, up $0.4 million from the three months ended September 30, 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC. Increased access revenues were partially offset by ongoing declines in legacy revenues from hosting and network consulting services.

High speed Internet access, Internet hosting and network consulting services generated $3.5 million in revenue during the nine months ended September 30, 2017, up $0.7 million from the nine months ended September 30, 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA and Westminster, MD and launch of services in Holly Springs, NC. Increased access revenues were partially offset by ongoing declines in legacy revenues from hosting and network consulting services.

As of September 30, 2017, Ting mobile had 171,000 accounts and 281,000 mobile devices under its management compared to 147,000 subscribers and 235,000 devices under management as of September 30, 2016. When compared to December 31, 2016 accounts and mobile devices increased by 20,000 and 36,000 respectively. Included in this increase are a net 6,000 accounts and 8,000 mobile devices that still remain as of September 30, 2017 that initially migrated from RingPlus, a non-related MVNO, when it shut down operations in February. As part of our agreement with RingPlus, we undertook to offer a $35 service credit to each RingPlus customer who activated their account on the Ting platform. RingPlus’s business model included a substantial number of users on free plans. It is highly likely that many of these customers will use those credits and then immediately port out to another service. Accordingly, we saw higher than normal churn in the quarter ended September 30, 2017 and we expect that churn in the quarter ended December 31, 2017 will continue to be substantially higher than normal which may negatively impact our total accounts and mobile devices under management.

Wholesale

During the three months ended September 30, 2017, wholesale domain services revenue increased by $24.8 million or 108% to $47.8 million when compared to the three months ended September 30, 2016.   During the nine months ended September 30, 2017, wholesale domain services revenue increased by $69.5 million or 106% to $135.4 million when compared to the nine months ended September 30, 2016.   These increases were primarily due to the acquisition of eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.  Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom.

During the three months ended September 30, 2017, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 2.4 million to 4.9 million when compared to the three months ended September 30, 2016.   During the nine months ended September 30, 2017, the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased by 7.1 million to 14.6 million when compared to the nine months ended September 30, 2016.   These increases were primarily due to the acquisition of eNom on January 20, 2017 and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

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

As of September 30, 2017, total domains that we manage under our own accreditations increased by 11.3 million to 22.7 million when compared September 30, 2016. Including domains that we manage on behalf of other accredited registrars, total domains under management increased by 13.5 million to 28.3 million when compared to September 30, 2016. These increases were due to the acquisition eNom on January 20, 2017.

During the three months ended September 30, 2017, value added services revenue increased by $2.2 million to $4.4 million when compared to the three months ended September 30, 2016.  This increase was due to the acquisition of eNom on January 20, 2017.  During the nine months ended September 30, 2017, value added services revenue increased by $7.2 million to $14.0 million when compared to the nine months ended September 30, 2016.  Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Retail

Net revenues from Retail for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, increased by $5.2 million, or 138%, to $8.9 million.  Net revenues from Retail for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, increased by $12.2 million, or 113%, to $22.9 million. These increases were largely due to the acquisition of eNom and to a lesser extent due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.  Our revenues and gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from Portfolio for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, increased by $0.1 million to $1.0 million.

Net revenues from Portfolio for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, increased by $0.3 million to $2.9 million.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	$12,365,383	$9,087,274	$32,634,348	$27,026,242
Other Services	945,539	501,909	2,755,205	1,360,153
Total Network Access Services	13,310,922	9,589,183	35,389,553	28,386,395

Domain Services:
Wholesale
Domain Services	42,294,131	18,934,555	119,206,649	54,215,215
Value Added Services	671,291	463,369	1,823,711	1,401,821
Total Wholesale	42,965,422	19,397,924	121,030,360	55,617,036

Retail	4,610,745	1,727,867	12,775,941	4,968,659
Portfolio	179,672	131,694	626,963	473,403
Total Domain Services	47,755,839	21,257,485	134,433,264	61,059,098

Network Expenses:
Network, other costs	2,460,696	1,287,620	7,064,458	3,925,377
Network, depreciation and amortization costs	1,322,473	292,167	3,463,013	1,012,904
	3,783,169	1,579,787	10,527,471	4,938,281

	$64,849,930	$32,426,455	$180,350,288	$94,383,774
Increase over prior period	$32,423,475		$85,966,514
Increase - percentage	100%		91%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Network Access Services:
Mobile Services	19%	29%	18%	29%
Other Services	1%	2%	2%	1%
Total Network Access Services	20%	31%	20%	30%

Domain Services:
Wholesale
Domain Services	66%	59%	66%	59%
Value Added Services	1%	1%	1%	0%
Total Wholesale	67%	60%	67%	59%

Retail	7%	5%	7%	5%
Portfolio	0%	0%	0%	1%
Total Domain Services	74%	65%	74%	65%

Network Expenses:
Network, other costs	4%	3%	4%	4%
Network, depreciation and amortization costs	2%	1%	2%	1%
	6%	4%	6%	5%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2017, increased by $32.4 million, or 100%, to $64.8 million when compared to the three months ended September 30, 2016. Total cost of revenues for the nine months ended September 30, 2017 increased by $86.0 million, or 91%, to $180.4 million when compared to the nine months ended September 30, 2016. These increases primarily resulted from the acquisition of eNom on January 20, 2017, acquisition of the international reseller channel of Melbourne IT on April 1, 2016 and the impact Ting’s larger subscriber base has on network access service costs.

Prepaid domain registration and other Internet services fees as of September 30, 2017 increased to $130.5 million from $60.4 million as of December 31, 2016, primarily due to the acquisition of eNom.

Network Access Services

Cost of revenues from Ting mobile phone equipment and services for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, increased by $3.3 million or 36% to $12.4 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $2.2 million to $9.2 million as compared to the three months ended September 30, 2016.   Mobile hardware and related accessories costs increased by $1.1 million compared to the three months ended September 30, 2016, to $3.2 million.  This increase was due to increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, during the three months ended September 30, 2017, we incurred costs of $0.9 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $0.5 million during the three months ended September 30, 2016. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Cost of revenues from Ting mobile phone equipment and services for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, increased by $5.6 million or 21% to $32.6 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue which grew by $4.0 million to $25.4 million as compared to the nine months ended September 30, 2016. Mobile hardware and related accessories costs increased by $1.6 million compared to the nine months ended September 30, 2016, to $7.2 million. This increase was due to increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, during the nine months ended September 30, 2017, we incurred costs of $2.8 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $1.4 million during the nine months ended September 30, 2016. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Wholesale

Costs for Wholesale and Value-Added Services for the three months ended September 30, 2017 increased by $23.6 million, or 121%, to $43.0 million when compared to the three months ended September 30, 2016.  For the nine months ended September 30, 2017, costs for Wholesale and Value-Added Services increased year over year by $65.4 million to $121.0 million.  These increases were due to the acquisition of eNom on January 20, 2017 and to a lesser extent acquisition of the international reseller channel of Melbourne IT on April 1, 2016.

Retail

Costs for Retail for the three months ended September 30, 2017 increased by $2.9 million, to $4.6 million when compared to the three months ended September 30, 2016. Costs for Retail for the nine months ended September 30, 2017 increased by $7.8 million, to $12.8 million when compared to the nine months ended September 30, 2016. These increases resulted primarily from the acquisition of eNom on January 20, 2017 and to a lesser extent the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio for the three months ended September 30, 2017 were relatively flat compared to the same period last year and increased by $0.2 million to $0.6 million, when compared to the nine months ended September 30, 2016.

Network Expenses

Network costs for the three months ended September 30, 2017 increased by $2.2 million to $3.8 million when compared to the three months ended September 30, 2016. Costs for Network Access Services for the nine months ended September 30, 2017 increased by $5.6 million, to $10.5 million when compared to the nine months ended September 30, 2016. The increase is primarily due to the acquisition of eNom on January 20, 2017, including acquired developed platform technology.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing non-personnel expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales and marketing	$7,578,414	$5,479,445	$22,244,961	$15,174,619
Increase over prior period	$2,098,969		$7,070,342
Increase - percentage	38%		47%
Percentage of net revenues	9%	11%	9%	11%

Sales and marketing expenses for the three months ended September 30, 2017 increased by $2.1 million, or 38%, to $7.6 million when compared to the three months ended September 30, 2016. This increase related primarily to an increase of $1.9 million in workforce, stock-based compensation and travel related costs due partly to the increased eNom workforce as well as workforce increases to support network access related growth.  Marketing and other costs increased $0.2 million largely to support and acquire Ting mobile and fixed Internet access subscribers.

                Sales and marketing expenses for the nine months ended September 30, 2017 increased by $7.1 million, or 47%, to $22.2 million when compared to the nine months ended September 30, 2016. This increase related primarily to an increase of $2.2 million in marketing spend largely to support and acquire Ting mobile and fixed Internet access subscribers, as well as increased workforce, stock-based compensation and travel related expenses of $4.7 million due partly to the increased eNom workforce as well as workforce increases to support network access related growth.  In addition, expenses also increased due to a $0.2 million reversal of a 2015 bonus accrual during the nine months ended September 30, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Technical operations and development	$1,910,147	$1,270,107	$5,402,385	$3,445,118
Increase over prior period	$640,040		$1,957,267
Increase - percentage	50%		57%
Percentage of net revenues	2%	3%	2%	2%

Technical operations and development expenses for the three months ended September 30, 2017 increased by $0.6 million, or 50%, to $1.9 million when compared to the three months ended September 30, 2016.  The increase in costs relate primarily to increased salaries and benefits associated with the eNom technical operations and development workforce that were included as of January 20, 2017.

Technical operations and development expenses for the nine months ended September 30, 2017 increased by $2.0 million, or 57%, to $5.4 million when compared to the nine months ended September 30, 2016.  The increase in costs relate primarily to increased salaries and benefits associated with the eNom technical operations and development workforce that were included as of January 20, 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
General and administrative	$2,852,345	$2,166,217	$9,596,298	$7,497,752
Increase over prior period	$686,128		$2,098,546
Increase - percentage	32%		28%
Percentage of net revenues	3%	4%	4%	5%

General and administrative expenses for the three months ended September 30, 2017 increased by $0.7 million, or 47%, to $2.9 million when compared to the three months ended September 30, 2016.  This increase is primarily related to an increase in facility and transitional services largely related to the inclusion of eNom operations in Kirkland, Washington of $0.3 million.  In addition, credit card processing fees related to growth of network access services increased $0.3 million and professional fees increased $0.2 million.  Workforce related expenses increased due to a $0.3 million reversal of a 2015 bonus accrual during the three months ended September 30, 2016.  Offsetting this, during the three months ended September 30, 2017, we experienced gains of $0.4 million on foreign exchange revaluation of our foreign denominated monetary assets and liabilities compared to a neutral impact for the three months ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2017 increased by $2.1 million, or 28%, to $9.6 million when compared to the nine months ended September 30, 2016. This increase is primarily related to an increase in facility and transitional services primarily related to the inclusion of eNom operations in Kirkland, Washington of $0.9 million.  Workforce costs were also up $0.4 million primarily due to a $0.5 million reversal of a 2015 bonus accrual during the nine months ended September 30, 2016.   In addition, professional fees, travel, third-party consulting, credit card processing fees, and stock-based compensation increasing by $1.4 million, primarily related to the eNom acquisition and to support the growth of network access services when compared to the nine months ended September 30, 2016.   These increases were offset by an improvement of $0.6 million in gains on foreign exchange revaluation of our foreign denominated monetary assets and liabilities for the nine months ended September 30, 2017 as compared the same period last year.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation of property and equipment	$154,638	$178,687	$485,648	$328,877
Decrease over prior period	$(24,049)		$156,771
Decrease - percentage	(13%)		48%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs are relatively flat at $0.2 million for the three months ended September 30, 2017, and increased $0.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to higher investments in property and equipment in 2017.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of intangible assets	$1,745,923	$279,126	$4,735,221	$613,041
Increase over prior period	$1,466,797		$4,122,180
Increase - percentage	525%		672%
Percentage of net revenues	2%	1%	2%	0%

Amortization of intangible assets for the three and nine months ended September 30, 2017 increased $1.5 and $4.1 million, respectively, due to the impact of the acquisition of eNom. In the acquisition, the Company acquired intangible assets related to brand and customer relationships totaling $40.4 million.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment of indefinite life intangible assets	$1,500	$2,866	$1,500	$27,745
Decrease over prior period	$(1,366)		$(26,245)
Decrease - percentage	(48%)		(95%)
Percentage of net revenues	0%	0%	0%	0%

As part of our normal renewal process during the three and nine months ended September 30, 2017 we assessed whether certain domain names acquired in the September 2006 acquisition of Mailbank.com Inc. should be renewed or be allowed to expire. Accordingly, domain names with a book value of $1,500 were written off and recorded as an impairment of indefinite life intangible assets during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, domain names with a book value of $2,886 and $27,745 respectively, were written off and recorded as an impairment of indefinite life intangible assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss (gain) on currency forward contracts	$(54,075)	$22,475	$(115,276)	$(96,993)
Decrease over prior period	$(76,550)		$(18,283)
Decrease - percentage	(341%)		19%
Percentage of net revenues	0%	0%	0%	0%

As of September 30, 2017, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2017. The impact of the fair value adjustment on outstanding contracts resulted in an unrealized net loss of $1,053 for the three months ended September 30, 2017 compared to an unrealized net gain of less than $0.1 million for the three months ended September 30, 2016. In addition, the impact of the fair value adjustment on matured contracts resulted in a realized gain upon settlement of currency forward contracts of $0.1 million for the three months ended September 30, 2017 and a realized loss of than $42,589 million for the three months ended September 30, 2016.

The impact of the fair value adjustment on outstanding contracts for the nine months ended September 30, 2017 was a net gain of less than $37,103, compared to a net gain of $0.3 million for the nine months ended September 30, 2016. In addition, the impact of the fair value adjustment on outstanding contracts was increased by a realized gain upon settlement of currency forward contracts of less than $0.1 million for the nine months ended September 30, 2017, compared to a net loss of $0.2 million during the nine months ended September 30, 2016.

At September 30, 2017, our balance sheet reflects a net derivative instrument asset of $0.6 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Other income (expense), net	$(707,029)	$(5,021)	$(2,190,673)	$85,919
Increase over prior period	$(702,008)		$(2,276,592)
Increase - percentage	13,981%		(2,650%)
Percentage of net revenues	(1%)	(0%)	(1%)	0%

Other expense during the three months ended September 30, 2017 was $0.7 million and $2.2 million for the nine months ended September 30, 2017, as compared to Other expense of $5,021 and Other income of $0.1 million for the three and nine months ended September 30, 2016. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility (as discussed below), which was partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015. The increase in Other expense for the three and nine months ended September 30, 2017 is due to interest expense increase of $0.7 million and $2.4 million, respectively, related to the net increase in our loan balances related to the acquisition of eNom and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$1,823,367	$2,492,649	$2,780,908	$6,476,012
Decrease in provision over prior period	$(669,282)		$(3,695,104)
Decrease - percentage	(27)%		(57)%
Effective tax rate	34.6%	34.5%	20.0%	32.8%

For the three months ended September 30, 2017, we recorded an income tax expense of $1.8 million on income before income taxes of $5.3 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the three months ended September 30, 2016, we recorded a provision for income taxes of $2.5 million on income before taxes of $7.2 million, using an estimated effective tax rate for the 2016 fiscal year.

For the nine months ended September 30, 2017, we recorded an income tax expense of $2.8 million on income before income taxes of $13.9 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $2.6 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the nine months ended September 30, 2016, we recorded a provision for income taxes of $6.5 million on income before taxes of $19.7 million, using an estimated effective tax rate for the 2016 fiscal year.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2017 and December 31, 2016, respectively.

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

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

Reconciliation of Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017 (unaudited)	2016 (unaudited)	2017 (unaudited)	2016 (unaudited)

Net income for the period	$3,439	$4,741	$11,127	$13,250
Depreciation of property and equipment	978	457	2,614	1,305
Amortization of intangible assets	2,245	293	6,070	650
Impairment of intangible assets	2	3	2	28
Interest expense, net	864	135	2,703	302
Provision for income taxes	1,823	2,493	2,781	6,476
Stock-based compensation	203	195	834	586
Unrealized loss (gain) on change in fair value of forward contracts	1	(20)	(37)	(292)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(426)	278	(760)	493
Acquisition and other costs¹	239	-	748	-

Adjusted EBITDA	$9,368	$8,575	$26,082	$22,798

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, related to our acquisition of eNom in January 2017.   Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $9.4 million in the three months ended September 30, 2017 from $8.6 million in the three months ended September 30, 2016. The increase in adjusted EBITDA from period to period was primarily driven by the acquisition of eNom on January 20, 2017 and growth in domain services.

Adjusted EBITDA increased to $26.0 million in the nine months ended September 30, 2017 from $22.8 million in the nine months ended September 30, 2016. The increase in adjusted EBITDA from period to period was primarily driven by the acquisition of eNom on January 20, 2017, growth in domain services and Ting Mobile offset by the continued investment in the Company’s Fiber to the Home program.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The impact of the fair value adjustment on outstanding hedged contracts for the three months ended September 30, 2017 was a net gain in other comprehensive income of $0.3 million. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended September 30, 2016 was a net loss in other comprehensive income of $0.1 million. The impact of the fair value adjustment on outstanding hedged contracts for the nine months ended September 30, 2017 was a gain of $0.6 million compared to a net gain of $0.5 million for the nine months ended September 30, 2016.

The net amount reclassified to earnings during the three months ended September 30, 2017 was a gain of $0.3 million compared to a loss of $0.1 million during the three months ended September 30, 2016.  The net amount reclassified to earnings during the nine months ended September 30, 2017 was a gain of $0.4 million compared to a loss of $0.5 million during the nine months ended September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Other comprehensive income (loss)	$(8,071)	$73,091	$222,881	$1,063,242
Decrease over prior period	$(81,162)		$(840,361)
Decrease - percentage	(111%)		(79%)
Percentage of net revenues	(0%)	0%	0%	1%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, our cash and cash equivalents balance declined to $12.5 million when compared to December 31, 2016. Our principal uses of cash were the acquisition of eNom for $76.2 million, net of cash acquired, $15.4 million in loan repayments, acquisition of the mobile consumer assets of Otono, Networks Inc for $2.3 million, $2.0 million for the additional 20% interest in Ting Virginia, LLC, $1.4 million of tax payment associated with stock option exercises and continued investment in property and equipment of $9.5 million.   These uses of liquidity were offset by proceeds from advances of $86.4 million, net of financing costs, from our 2017 Amended Credit Facility (defined below) to fund the acquisition of eNom and to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities for the nine months ended September 30, 2017 of $17.8 million.

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

The 2017 Amended Credit Facility contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of September 30, 2017, we were in compliance with all our covenants.

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

Other Credit Facilities

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

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2017, the Company held contracts in the amount of $6.9 million to trade U.S. dollars in exchange for Canadian dollars.

During the third quarter of 2017, the Company entered into a corporate credit card program with the Bank of Nova with credit limits of $1.0 million for US Dollar credit cards and CDN$0.5 million for Canadian Dollar credit cards.

Cash Flow from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017 was $17.8 million, as compared to $13.4 million during the nine months ended September 30, 2016

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2017 was $14.8 million. Net income included non-cash charges and recoveries of $3.7 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital provided $3.0 million.  Positive contributions of $12.1 million from movements in deferred revenue, domain registry fees, customer deposits, accrued liabilities, and income taxes recoverable were offset by $9.1 million utilized in changes from accounts receivable, inventory, accounts payable, prepaid expenses, and accreditation fees payable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2017 totaled $69.7 million as compared to cash outflows of $0.4 million during the nine months ended September 30, 2016. Net cash inflows of $87.0 million resulting from draws on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures. These cash inflows were partially offset by outflows of $15.4 million of principal repayments relating to our 2017 Credit Amended Credit Facility, $1.3 million outflow from the net impact of exercise of stock options and $0.6 million of debt issuance costs.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2017 used net cash of $90.1 million as compared to using $10.2 million during the nine months ended September 30, 2016.

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

On July 26, 2017, the Company purchased customer relationships related to shared hosting and domain services for $0.1 million.

On September 19, 2017, the Company acquired the consumer related assets of Otono, Networks Inc. for consideration of $2.3 million and assumed working capital liabilities of $1.4 million.  The intangible assets acquired relate to customer relationships and are being amortized on a straight-line basis over a period of 7 years.

In addition, the Company invested $9.5 million in property and equipment, primarily to support the continued expansion of our fiber footprint.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2016, we disclosed our contractual obligations.

As of September 30, 2017, there have been no other material changes to those contractual obligations outside the ordinary course of business, except for the Company entering into a credit agreement to establish the 2017 Amended Credit Facility which replaced the 2016 Credit Facility. For more information, see note 7 to the interim unaudited financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2017. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility and Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2017, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2017	6,859,570	1.3478	559,663
	$6,859,570	1.3478	$559,663

As of September 30, 2017, we had $6.9 million of outstanding foreign exchange forward contracts which will convert to CDN $9.2 million. Of these contracts, $6.2 million met the requirements for hedge accounting (December 31, 2016 - $26.6 million of which $24.0 million were designated as hedges).

We have performed a sensitivity analysis model for foreign exchange exposure over the nine months ended September 30, 2017. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the nine months ended September 30, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the nine months ended September 30, 2017 of approximately $0.7 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The evaluation was performed to determine whether our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation as of September 30, 2017, management has concluded that our disclosure controls and procedures were effective.  Management’s assessment of disclosure controls and procedures excluded consideration of eNom’s internal control over financial reporting.  eNom was acquired during the first quarter of 2017, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  eNom’s total assets were approximately $205 million as September 30, 2017; its revenues during the nine months ended September 30, 2017 were approximately $81.3 million.

(b)    Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of eNom, we are in the process of evaluating eNom’s internal controls to determine the extent to which modifications to eNom’s internal controls would be appropriate.

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

Item 1A. Risk Factors

In addition to the risk factor and other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in this Quarterly Report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and will terminate on or before February 28, 2018.  The Company has not repurchased any shares under this program during the nine months ended September 30, 2017.

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

Date: November 9, 2017	TUCOWS INC.

	By:	/s/ Elliot Noss
Elliot Noss
President and Chief Executive Officer

	By:	/s/ Davinder Singh
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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