Form 10-K
period 2017-12-31
TUCOWS INC /PA/
filed 2018-03-06
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2017, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $564.6 million. Such aggregate market value was computed by reference to the closing sale price per share of $53.50 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than ten percent of the outstanding shares of common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 2, 2018, was 10,589,221.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2017

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

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions, including the acquisition of eNom, Incorporated in January 2017;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

Our primary mobile service offering is mainly distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories (“Ting Mobile”) to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. On September 19, 2017, the Company acquired the consumer related assets of Otono, Networks Inc. The consumer assets relate to the mobile roaming and instant activation eSIM business under the Roam Mobility, Zipsim and Always Online Wireless brands (collectively “Roam Mobility brands”). The acquired portfolio operates as a MVNO on the same nationwide Global System for Mobile communications (“GSM”) network as Ting Mobile and distributes through third-party retail stores and product branded websites.

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina; Westminster, Maryland; and Charlottesville, Virginia. Our primarily sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. We also derive revenue from providing Internet hosting and network consulting services to business customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015, which was increased to a 90% interest in February 2017.  On February 13, 2018, the Company entered into an agreement with the Minority Shareholders of Ting Virginia, LLC pursuant to which the Minority Shareholders could immediately exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC for $1.2 million.  The put option was simultaneously exercised and the Company paid $1.2 million for the remaining 10% ownership interest and Ting Virginia, LLC became a wholly-owned subsidiary of the Company.

Revenues from Ting Mobile and Ting Internet are generated in the United States and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility are generated in the United States, Canada and the United Kingdom on a prepaid usage basis with no fixed contract terms.

Domain Services

Domain Services includes wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States. The Company acquired eNom, Incorporated (“eNom”), a domain registration wholesale and retail company, from Rightside Group, Ltd, on January 20, 2017. Please see “Note 3 – Acquisitions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our primary distribution channel is a global network of approximately 39,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. The increase in our reseller network during the year from 13,000 resellers resulted from our acquisition of eNom. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain (“ccTLD”) options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface (API), easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS and eNom Domain Services manage 28 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations. In January 2018, the Company completed a bulk transfer of 2.65 million names for domain names under management related to Namecheap as more fully described in “Note 17 – Subsequent events” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, publishing tools and other value-added services. All of these services are made available to end-users through a network of 39,000 web hosts, Internet service providers (“ISPs”), and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

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

Portfolio generates revenue by offering names in our domain portfolio for resale through a number of distribution channels including our reseller network. We also generate advertising revenue from our portfolio.

Additional information about segments can be found in “Note 16 – Segment Reporting” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Net Revenues

Network Access Services

Mobile Service

We derive revenue from Ting Mobile’s sale of retail mobile phones, accessories and services to individuals and small businesses nationally. Revenues are generated primarily through the Ting website with telephony services charged on a monthly post-paid basis with no fixed contract term, with a significant portion of our customers having multiple devices on their accounts. For the mobile roaming and instant activation eSIM business under the Roam Mobility brands, we derive revenue from the sale of SIM cards with prepaid usage as well as pay-as-you-go usage sold through third-party retail stores and product branded websites.

Fixed high-speed Internet Service

The Company also derives revenue from the sale of Ting Internet in select towns including Holly Springs, North Carolina; Westminster, Maryland; and Charlottesville, Virginia. Our primarily sales channel of Ting Internet is through the Ting website with revenues generated from fixed monthly access charges with a primary focus on the 1 GB unlimited data usage package. Services are provided on a monthly basis with no fixed contract term.  Revenue from hardware and installation is recognized at time of delivery. We also derive revenue from providing Internet hosting and network consulting services to business customers in Central Virginia through our acquisition of a 70% share in Ting Virginia, LLC on February 27, 2015, which was increased to a 90% interest in February 2017.  On February 13, 2018, the Company entered into an agreement with the Minority Shareholders of Ting Virginia, LLC pursuant to which the Minority Shareholders could immediately exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC for $1.2 million.  The put option was simultaneously exercised and the Company paid $1.2 million for the remaining 10% ownership interest and Ting Virginia, LLC became a wholly-owned subsidiary of the Company.

 Domain Services

Wholesale

Historically, our wholesale OpenSRS Domain Service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. With the acquisition of eNom and its 26,000 reseller network, domain services will continue to be the largest portion of our business and will further fuel our ability sell add-on services.

We receive revenues for each domain registration or other Internet service processed through our systems by Service Providers.

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

Wholesale –Value-Added Services

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

Portfolio names are sold through our premium domain name service, auctions, or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company.

Portfolio names that have been acquired from third-parties or through acquisition are included as intangible assets with indefinite lives on our consolidated balance sheet.

For information about geographic areas, see “Note 16 – Segment Reporting” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report

Intellectual Property

We believe that we are well positioned in the wholesale domain registration and email markets due in part to our highly-recognized “Tucows”, “OpenSRS” and “eNom” brands and the respect they confer on us as a defender of end-user rights and reseller-friendly approaches to doing business. We were among the first group of 34 registrars to be accredited by ICANN in 1999, and we remain active in Internet governance issues.

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

Customers

The majority of the customers to whom we provide reseller services are generally either web hosts or ISPs. A small number of customers are consultants and designers providing our services to their business clients. Both our Retail Domain Services and our Network Access Services customers are a very broad mix of consumers, small businesses and corporations.

No customer represented more than 10% of our consolidated revenues in any of the last three fiscal years.

While web hosts and ISPs are capitalizing on the growth in Internet usage and the demand for new services, they also face significant competition from numerous other service providers with competitive or comparable offerings. This has led such web hosts and ISPs to focus on core competencies. As such resellers are increasingly seeking to outsource non-core services. Outsourcing enables these resellers to better focus on customer acquisition and retention efforts by eliminating the need to own, develop and support non-core applications in-house.

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, many of our services (OpenSRS, eNom Hover, Ting and Roam Mobility) may experience reduced demand during these times. For example, our experience shows that new domain registrations decline during the summer months and around the year-end holidays. Seasonality may also affect advertising, which may have a slight impact on advertisement-based revenue. These seasonal effects could cause fluctuations in our financial results. For Ting Mobile, we see increased gross activation and churn activity in late summer as part of back-to-school activities as well as the holiday season in December. For Roam Mobility, we see increased roaming sales as consumers travel to warmer regions of the United Sates for extended periods of time.

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

We believe the primary competitive factors in our Network Access Services are:

•	Providing a superior customer service experience

•	Providing a simple and friendly user experience through more usable web and application interfaces and more fair and transparent pricing;

•	Being agnostic on telephony and internet hardware, including phones and network routers; and

•	Providing superior technology, speed and reliability with fiber to the home services.

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

Employees

As of December 31, 2017, we had approximately 558 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Corporate Information

Our principal place of business is located in Canada.

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located at 96 Mowat Avenue, Toronto, Ontario, M6K 3M1 Canada. Our telephone number is (416) 535-0123. We also have offices in Germany and the United States of America.

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

Executive Officers and Key Employees of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	55	President and Chief Executive Officer
Davinder Singh	43	Chief Financial Officer
David Woroch	55	Executive Vice President, Domains
Bret Fausett	54	Chief Legal Officer
Hanno Liem	44	Chief Technology Officer
Jason Silverstein	44	Vice President, Corporate Operations
Jessica Johannson	45	Vice President, Human Resources
Michael Goldstein	46	Vice President, Sales and Marketing
Ross Rader	46	Vice President, Customer Experience

Elliot Noss has served as our President and Chief Executive Officer since May 1999 and served as Vice President of Corporate Services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

Davinder Singh has served as our Chief Financial Officer since April 2017, having previously served as Vice President Finance since joining the Company in February 2016. Prior to joining the Company, Mr. Singh spent eight years at KPMG LLP primarily focusing on public company audits in the technology field. After leaving KPMG LLP, Mr. Singh joined TELUS Communications (“TELUS”) and held progressive roles, including Chief Financial Officer of TELUS International, TELUS’ outsourcing division. Mr. Singh is a Chartered Professional Accountant with the Institute of Chartered Professional Accountants of British Columbia.

David Woroch has served as our Executive Vice President, Domains since 2014 and he oversees the Domains business at Tucows, including OpenSRS, eNom and EPAG (wholesale), Hover (retail) and the premium domain portfolio. Mr. Woroch joined Tucows in March 2000 after thirteen years at IBM and has helped build Tucows’ sales, marketing, business development, product management and technical support capabilities.

Bret Fausett joined Tucows in September 2017 as our Chief Legal Officer. Prior to joining Tucows, Mr. Fausett worked for Uniregistry, where he had served as General Counsel for six years. Prior to Uniregistry, Mr. Fausett worked as outside legal counsel to a number of domain industry related companies.

Hanno Liem joined Tucows in January 2018 as our Chief Technology Officer. Prior to joining Tucows, Mr. Liem worked for Rakuten Kobo since 2012 where he served as their Vice President of Global Operations focused on site operations and engineering.

Jason Silverstein joined Tucows in January 2017 as our Vice President, Corporate Operations in connection with the acquisition of eNom, where served as its General Manager as well as Vice President of Product and Engineering for Rightside Group, Ltd. since July 2015. Prior to Rightside Group, Ltd., Mr. Silverstein served in similar business technology leadership roles within companies such as the NBA, Yahoo!, multiple media companies and two start-ups co-founded by him.

Jessica Johannson has served as our Vice President of Human Resources since January 2017. Prior to joining Tucows, Ms. Johannson held executive level HR roles at Johnson Controls Inc since 2008, Brookfield Renewable Energy Group and Capgemini.

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

We launched Ting Mobile nationally in 2012 and Ting Internet in 2015. Consequently, Ting has a limited operating and financial history upon which to evaluate its business model, financial performance and ability to succeed in the future. You should consider its prospects in light of the risks it may encounter, including risks and expenses faced by a new business competing in rapidly evolving and highly competitive markets. Ting cannot be certain that its Mobile Virtual Network Operator (“MVNO”) business model, Internet business model or any specific products or services will be profitable or competitive in the long-term against larger, facilities-based wireless providers, other MVNOs or local cable and Internet competitors. Ting also cannot predict whether its MVNO model or Internet model will allow it to offer the services that customers may demand in the future. If Ting is unable to achieve sufficient revenues and earnings from operations, its financial results will be adversely affected and it may not have sufficient cash to fund its current operations or sustain its continued growth.

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

As a MVNO, Ting is dependent on two major network operators for their wireless networks and any disruptions of Ting’s use of such networks may adversely affect its business and financial results.

As a MVNO, we do not own or operate a physical network, but rather utilize the nationwide wireless communication networks of two major mobile Network Operators (“Network Operators”). To be successful, we will need to continue to provide our customers with reliable service over their nationwide wireless communication networks. We rely on them and their third-party affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If they fail to do so, we may incur substantial losses. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin. Some of the risks related to their nationwide wireless communication networks and infrastructure include: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, power surges or outages, software defects and disruptions beyond their control, such as natural disasters and acts of terrorism, among others. The Master Services Agreements with our Network Operators do not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on their nationwide wireless communication networks could disrupt Ting’s operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

We have entered into agreements with unrelated parties for the day-to-day execution of services, the development and maintenance of certain systems necessary for the operation of our business, and for network equipment, handsets, devices, and other equipment. We expect our dependence on key suppliers to continue as more advanced technologies are developed. If we experience difficulties with regard to these arrangements, it could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.

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

The market for Internet services generally and domain registrations in particular is intensely competitive and rapidly evolving as participants strive to protect their current market share and improve their competitive position, and we expect competition to intensify in the future. Most of our existing competitors are also expanding the variety of services that they offer. These competitors include, among others, domain name registrars, hosting companies and Internet service providers, including Google, Web.com, 1&1, Amazon, Namecheap, GoDaddy and VeriSign. Competitors like Microsoft, Google and Yahoo!, as well as other large Internet companies, have the ability to offer these services for free or at a reduced price as part of a bundle with other service offerings. If these companies decide to devote greater resources to the development, promotion and sale of these new products and services, greater numbers of individuals and businesses may choose to use these competitors as their starting point for creating an online presence and as a general platform for running their online business operations. In particular, VeriSign may in the future decide to offer additional services that compete with our domain name registration services or other services. If VeriSign were to become a competitor of ours in our core business areas, VeriSign would likely enjoy a number of competitive advantages, including its position as the largest registry, as well as superior financial and operational resources and customer awareness within our industry.

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

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. Currently ICANN has over 2,500 active registrars who register domain names in one or more of the generic top-level domains (or“gTLDs”) that it oversees. Not all of these accredited registrars, however, are operational. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. As a result, we may not be able to compete effectively.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain. For example, Verisign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the generic top-level domains, or gTLDs, that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. In terms of the current registry agreement between ICANN and Verisign that was approved by the U.S. Department of Commerce in November 2012, VeriSign will continue as the exclusive registry for the .com gTLD until November 2018. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases, or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

The ccTLD registries require registrars to comply with specific regulations. Many of these regulations vary from ccTLD to ccTLD. If we fail to comply with the regulations imposed by ccTLD registries, these registries will likely prohibit us from registering or continuing to register domains in their ccTLD. Any failure on our part to offer domain registrations in a significant number of ccTLDs or in a popular ccTLD would cause us to lose a competitive advantage and could cause resellers to elect to take their business to a registrar that does offer these services.

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

Several bodies of law may be deemed to apply to us with respect to various customer activities. Because we operate in a relatively new and rapidly evolving industry and since our industry is characterized by rapid changes in technology and in new and growing illegal activity, these bodies of laws are constantly evolving. Some of the laws that apply to us with respect to certain customer activities include the following:

•

The Communications Decency Act of 1996 (the “CDA”), generally protects online service providers, such as Tucows, from liability for certain activities of their customers, such as posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Notwithstanding the general protections from liability under the CDA, we may nonetheless be forced to defend ourselves from claims of liability covered by the CDA, resulting in an increased cost of doing business.

•

The Digital Millennium Copyright Act of 1998 (the “DMCA”), provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under this statute, we generally are not liable for infringing content posted by third parties. However, if we receive a proper notice from a copyright owner alleging infringement of its protected works by web pages for which we provide hosting services, and we fail to expeditiously remove or disable access to the allegedly infringing material, fail to post and enforce a digital rights management policy or a policy to terminate accounts of repeat infringers, or otherwise fail to meet the requirements of the safe harbor under the statute, the owner may seek to impose liability on us.

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

The Company’s success depends on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense. We may not be able to retain our key employees or replace them when necessary.

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

In addition, we may fail to successfully integrate licensed technology into our services. These third-party licenses may expose us to increased risks, including risks related to the integration of new technology and potential intellectual property infringement claims. In addition, an inability to obtain needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could hinder our ability to attract and retain customers and cause our business and operating results to suffer.

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

We face additional risks as a result of our acquisition of eNom and may be unable to integrate our businesses successfully and such integration could result in unforeseen operating difficulties and require significant resources.

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

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations

In January 2017, we amended and increased our existing credit facilities to $140 million from $60 million in order to complete the acquisition of eNom. As of March 2, 2018, our outstanding debt under our credit facility was $76.9 million. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Absent sufficient cash flows from operations, we may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need that funding. In addition, even though we may have sufficient cash flow, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital, to pay dividends and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to taxation related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform legislation known as the Tax Cuts and Jobs Act in December 2017, We are still in the process of analyzing the ongoing impact of the Tax Cuts and Jobs Act on our operations, but certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

In recognition of the evolving nature of the internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our primary service offerings under four distinct brands namely “OpenSRS”, “eNom”, “Hover” and “Ting”. We also believe that maintaining and enhancing the “Tucows” corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

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

The success of our parked pages business depends in large part upon the current end user tendency to type desired destinations directly into the web browser. End users employ this practice of direct navigation to access our web sites primarily through the following methods: directly accessing our web sites by typing descriptive keywords or keyword strings into the uniform resource locator (or “URL”) address box of an Internet browser, accessing our web sites by clicking on bookmarked web sites and accessing our web sites indirectly through search engines and directories.

Each of these methods requires the use of a third-party product or service, such as an Internet browser or search engine or directory. Internet browsers may provide alternatives to the URL address box to locate web sites, and search engines may from time to time change and establish rules regarding the indexing and optimization of web sites. Product developments and market practices for these means of access to our web sites are not within our control. We may experience a decline in traffic to our web sites if third party browser technologies or search engine methodologies and rules, including those affecting marketing efforts, are changed to our disadvantage.

We may experience unforeseen liabilities in connection with our domain name portfolio, which could negatively impact our financial results.

We currently own a portfolio of domain names that were previously owned by another third-party. In addition, we have acquired, and intend to continue to acquire, other previously owned domain names. While we have a policy against acquiring domain names that infringe on third-party intellectual property rights, including trademarks or confusingly similar business names, in some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy (the“UDRP”), adopted by ICANN or actions under the Anticybersquatting Consumer Protection Act (the “ACPA”). We may also face actions from third-parties under national trademark or anti-competition legislation.

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

We may have to dedicate resources to the defense and resolution of litigation, and our financial condition and market price of common stock may be negatively affected.

As described in Part I, Item 3. Legal Proceedings, Namecheap is suing us for certain contractual claims, which we believe lack merit and intend to continue to defend vigorously. In connection with the Namecheap State Action, the court ordered preliminary relief to Namecheap for the Company to transfer approximately 2.65 million domain names from eNom. The ultimate resolution of this or other future litigation may take substantial time and resources, and we can provide no assurance on the outcome of litigation. We may be required to pay substantial litigation costs, and managerial attention and financial resources may be diverted from business operations. As a result, our financial condition and the market price of our common stock could be negatively affected.

Disputes concerning the ownership or rights to use intellectual property and litigation involving other rights of third parties could be costly and time-consuming to litigate, may distract management from operating the business, and may result in us losing significant rights and our ability to operate all or a portion of our business.

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

Claims against third parties on which we rely for licensed technology could result in the loss of our use of this technology causing us to incur substantial costs to replace the technology.

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

Data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

The European Commission has adopted the General Data Protection Regulation (the “GDPR”), which introduces numerous privacy-related changes for companies operating in the E.U., effective on May 25, 2018. The GDPR includes obligations around the procurement, processing, publication and sharing of personal data. Potential fines for violations of certain provisions of GDPR reach as high as 4% of a company’s annual total revenue, potentially including the revenue of its international affiliates. The interpretation and application of the GDPR is still unsettled. Our domain name registrar businesses, and the contracts we have with domain name registries and ICANN, require us to process and share personal data. The solutions we develop for GDRP-compliance may not be adequate in the views of regulatory authorities or ICANN, which may increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

Because we are required to recognize revenue for our services over the term of the applicable customer agreement, changes in our sales may not be immediately reflected in our operating results.

We recognize revenue from our customers ratably over the respective terms of their agreements with us as required by generally accepted accounting principles (GAAP). Typically, our domain name registration agreements have terms that range from one to ten years, and our website hosting agreements have annual or month-to-month terms. Accordingly, any increases or decreases in sales during a particular period do not translate into immediate, proportional increases or decreases in revenue during that period, and a substantial portion of the revenue that we recognize during a quarter, is derived from deferred revenue from customer agreements that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, because we are not permitted under GAAP to recognize all of the revenue from these sales immediately, and because we are required to reflect a significant portion of our related operating expenses in full during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations.

In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

Global currency fluctuations may adversely affect our revenues and earnings.

Our revenue is primarily realized in U.S. dollars and a major portion of our operating expenses are paid in Canadian dollars. Our operating results are accordingly subject to fluctuations in foreign currency exchange rates, which could adversely affect our future operating results. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We generally use hedging programs to partially hedge our exposure to foreign currency exchange rate fluctuations for Canadian dollars.

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

Our quarterly and annual operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Our quarterly and annual operating results may be adversely affected by a wide variety of factors, including:

•	our ability to maintain revenue growth at current levels or anticipate a decline in revenue from any of our services;

•	our ability to identify and develop new technologies or services and to commercialize those technologies into new services in a timely manner;

•	the mix of our services sold during the quarter or year;

•	our ability to make appropriate decisions which will position us to achieve further growth;

•	concentrated capital expenditures in any particular period to support our growth or for other reasons;

•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on selling prices;

•	our ability to identify, hire, train, motivate and retain highly qualified personnel, and to achieve targeted productivity levels;

•	market acceptance of Internet services generally and of new and enhanced versions of our services in particular;

•	our ability to establish and maintain a competitive advantage;

•	the continued development of our global distribution channel and our ability to compete in multiple countries successfully as part of our sales and marketing strategy;

•	the number and significance of service enhancements and new service and technology announcements by our competitors;

•	our ability to identify, develop, deliver and introduce in a timely manner new and enhanced version of our current service offerings that anticipate market demand and address customer needs;

•	changes in foreign currency exchange rates and issues relating to the conversion to the Canadian dollar;

•	foreign, federal or state regulation affecting our business;

•	our ability to continue to attract users to our website;

•	our ability to continue to attract advertisers to place content on our website;

•	technical difficulties or other factors that result in system downtime;

•	seasonality of the markets and businesses of our customers;

•	news relating to our industry as a whole;

•	our ability to enforce our intellectual property rights;

•	our ability to manage Internet fraud and information theft; and

•	current economic conditions.

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

New laws or regulations concerning domains and registrars may be adopted at any time. Our responses to uncertainty in the industry or new regulations could increase our costs or prevent us from delivering our domain registration services over the Internet, which could delay growth in demand for our services and limit the growth of our revenues. New and existing laws may cover issues such as:

•	pricing controls;

•	the creation of additional generic top-level domains and country code domains;

•	consumer protection;

•	cross-border domain registrations;

•	trademark, copyright and patent infringement;

•	domain dispute resolution; and

•	the nature or content of domains and domain registration.

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

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in Virginia, Toronto, Canada and Germany, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet on Tucows or on our customers. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

In February 2018, the Company’s Board of Directors approved a stock buyback program to repurchase up to $40 million of the Company’s common stock, which can be discontinued at any time. Although this buyback program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. Our principal administrative, engineering, marketing and sales office totals approximately 26,900 square feet and is located in Toronto, Ontario under a lease that expires on December 31, 2020. In addition, we also maintain offices of approximately 20,500 square feet in Kirkland, Washington, approximately 14,100 square feet in St Catharines, Ontario, approximately 11,200 square feet in Charlottesville, Virginia, approximately 7,000 square feet in Sandpoint, Idaho, approximately 5,000 square feet in Holly Springs, North Carolina, approximately 4,000 square feet in Starkville, Mississippi, approximately 2,900 square feet in Bonn, Germany and a satellite office in Westminster, Maryland.

Substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, San Jose, California and Ashburn, Virginia.

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

    On August 30, 2017, Namecheap, Inc. (“Namecheap”) filed a complaint against the Company, eNom, Inc., and unknown John Does in the United States District Court for the Western District of Washington alleging breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment (the “Namecheap Federal Action”). Namecheap voluntarily dismissed the Namecheap Federal Action without prejudice on October 10, 2017. That same day, Namecheap filed a substantially similar complaint against Tucows Inc., eNom, LLC, and unknown John Does alleging breach of contract and breach of the implied duty of good faith and fair dealing in Washington State Court, King County (the “Namecheap State Action”). In the Namecheap State Action, Namecheap sought preliminary and ultimate equitable relief by way of the transfer of approximately 2.65 million domain names from the eNom, LLC platform to the Namecheap platform using BTAPPA. By Order dated November 15, 2017, the Court granted Namecheap’s Motion for Preliminary Injunction and the Company complied therewith in taking steps with Namecheap towards the BTAPPA. The Court ordered Namecheap to post a bond against damages sustained by the Company. The Company sought clarification from the Court on one BTAPPA requirement which the Court provided in the January 5, 2018 Order. The BTAPPA transfer was initiated on January 8, 2018 and completed on January 16, 2018. In addition to the equitable relief it has sought, Namecheap also seeks direct and consequential damages in the Namecheap State Action. The Company believes that the claims lack merit and intends to continue to defend them vigorously. The Company does not believe that this litigation is a material pending legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “TCX”. Our common stock is also traded on the Toronto Stock Exchange under the symbol “TC”.

The following table sets forth the range of high and low sales prices for TCX for the periods indicated:

Year	Fiscal Quarter Ended	High	Low
2017	March 31, 2017	52.75	35.30
	June 30, 2017	63.20	50.50
	September 30, 2017	60.00	49.70
	December 31, 2017	71.75	54.50
2016	March 31, 2016	23.21	17.67
	June 30, 2016	26.48	21.47
	September 30, 2016	33.94	24.10
	December 31, 2016	37.00	27.25

As of March 2, 2018, Tucows had 78 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2017 and December 31, 2016, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board of Directors decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of equity securities by the issuer and affiliated purchasers

2018 Stock Buyback Program:

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Please see “Note 17 – Subsequent Events” for more information on the 2018 stock buyback program.

2017 Stock Buyback Program:

On February 28, 2017, the Company's Board of Directors authorized the repurchase of up to $40 million of the Company's common stock at the Company's discretion. The $40 million buyback program commenced on March 1, 2017 and terminated on February 14, 2018. No repurchases were made under this program.

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

Net Exercise of Stock Options:

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

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Year Ended December 31,
	2017	2016	2015
Common stock repurchased on the open market or through tender offer
Number of shares	-	308,416	1,062,456
Aggregate market value of shares (in thousands)	$-	$7,180	$23,616
Average price per share	-	$23.28	$22.23

Common stock received in connection with share-based compensation
Number of shares	50,454	25,572	99,675
Aggregate market value of shares (in thousands)	$2,602	$634	$2,335
Average price per share	$51.58	$24.80	$23.42

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2012.

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	For the year ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data

Revenue	$329,421	$189,819	$171,687	$146,509	$129,264
Total cost of revenues	244,900	126,765	119,629	107,115	98,508
Sales and marketing	29,423	20,755	17,394	14,236	11,470
Technical operations and development	7,258	4,495	4,503	4,306	4,159
General and administrative	13,594	11,405	10,662	9,459	7,524
Depreciation, amortization and impairment of indefinite life intangible assets	7,262	1,451	690	1,400	1,092
Loss (gain) on currency forward contracts	(98)	(99)	793	358	357
Total other income (expense), net	(3,007)	66	(73)	(207)	(355)
Income before provision for income taxes	24,075	25,113	17,943	9,428	5,799
Provision for income taxes	1,748	9,046	6,569	3,054	1,619
Net income	$22,327	$16,067	$11,374	$6,374	$4,180

Net income per share attributable to common stockholders
Basic	$2.12	$1.53	$1.04	$0.57	$0.40
Diluted	$2.07	$1.50	$1.00	$0.54	$0.37

Weighted average shares used in computing net income per share
Basic	10,537	10,525	10,969	11,221	10,468
Diluted	10,794	10,714	11,360	11,730	11,281

	At December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Cash and cash equivalents	$18,049	$15,105	$7,723	$8,271	$12,419
Prepaid domain name registry and ancillary services fees	127,003	60,390	55,749	56,380	56,048
Total assets	350,650	154,413	129,130	125,795	121,353
Deferred revenue	160,582	77,849	71,594	71,106	70,018
Debt	76,924	10,249	3,500	0	6,300
Total liabilities	290,439	116,596	102,801	90,153	94,436
Total stockholders' equity	$60,211	$37,817	$26,329	$35,642	$26,917

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the "Company", "we", "us", "Tucows" or "our") as at December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016 and 2015 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

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

Our principal place of business is located in Canada. We manage our business as segments, Network Access Services, which primarily derives revenue from the sale of retail mobile phones, telephony services and high-speed Internet access to individuals and small businesses, and Domain Services, which derives revenue from three distinct service offerings – Wholesale, Retail and Portfolio. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue and cost of revenues for each of our segments in order to gain more depth and understanding of the key business metrics driving our business.

For the years ended December 31, 2017, 2016 and 2015, we reported revenue of $329 million, $190 million and $172 million, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as from providing high speed Internet access, Internet hosting and network consulting services to customers in select cities in the United States. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of December 31, 2017, Ting managed mobile telephony services for approximately 172,000 subscribers and had approximately 283,000 devices under management.

Our primary distribution channel for Network Access Services is through our website, ting.com. We strive to meet or exceed our Network Access Service customers’ needs by providing them with superior services, easy-to-use interfaces and proactive and attentive customer service.

On September 19, 2017, the Company acquired the consumer related assets of Otono Networks, Inc. The consumer assets relate to the mobile roaming and instant activation eSIM business under the Roam Mobility, Zipsim and Always Online Wireless brands. The acquired portfolio operates as a MVNO on the same nationwide GSM network as Ting Mobile and distributes through third-party retail stores and product-branded websites.

Domain Services

Domain Services include wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

Our primary distribution channel is a global network of approximately 39,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  The increase in our reseller network during the year from 13,000 resellers resulted from our acquisition of eNom.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and ccTLD options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing Value-Added Services. The OpenSRS and eNom Domain Services manage 28 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations. In January 2018, the Company completed a bulk transfer of 2.65 million names for domain names under management related to Namecheap as more fully described in “Note 17 – Subsequent events” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

KEY BUSINESS METRICS and Non-GAAP Measure

We regularly review a number of business metrics, including the following key metrics and non-GAAP measure, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following tables set forth the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Adjusted EBITDA

Tucows reports all financial information in accordance with United States generally accepted accounting principles (“GAAP”). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. Please see discussion of adjusted EBITDA in the Results of Operations section below.

Network Access Services	Year ended December 31, (1)
	2017	2016	2015

Ting Mobile subscribers under management	172,000	151,000	128,000
Ting Mobile devices under management	283,000	245,000	202,000

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenues discussion below.

Domain Services

	Year ended December 31, (1)
	2017	2016	2015
		(in ‘000’s)
Total new, renewed and transferred-in domain name registrations provisioned	19,361	9,950	9,133
Domain names under management
Registered using Registrar Accreditation belonging to the Tucows Group	22,300	11,356	10,173
Registered using Registrar Accreditations belonging to Resellers	5,400	3,547	3,163
Total domain names under management(2)	27,700	14,903	13,336

(1)	For a discussion of these period to period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

(2)

In January 2018, the Company completed a bulk transfer of 2.65 million names for domain names under management related to Namecheap as more fully described in “Note 17 – Subsequent events” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Net Revenues

Network Access Services

Mobile

We derive revenue from Ting's sale of retail mobile phones and services and provide customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally. Revenues are generated in the United States with a fixed access line charge per device and variable charges based on actual voice, data and text usage. Services are provided on a monthly post-paid basis with no fixed contract term. For the mobile roaming and instant activation eSIM business under the Roam Mobility brands, we derive revenue from the sale of SIM cards with prepaid usage as well as pay-as-you-go usage sold through third-party retail stores and product branded websites.

Other Services

Other services derive revenues from providing fixed high-speed internet access to individuals and small businesses in select cities including Westminster, Maryland, Holly Springs, North Carolina and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia. Ting provides customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase our fixed Internet access services. Revenues are generated from fixed monthly access charges with a primary focus on the 1 GB unlimited data usage package. Services are provided on a monthly basis with no fixed contract term.

Domain Services

Wholesale

Historically, our OpenSRS Domain Service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. With the acquisition of eNom and its 26,000 reseller network, domain services will continue to be the largest portion of our business and will further fuel our ability to sell add-on services.

We receive revenues for each domain registration or other Internet service processed through our system by ISPs. Our domain service revenue is principally comprised of registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. The registration fee provides our resellers with access to our provisioning and management tools to enable them to register and administer domain names and access to additional services like WHOIS privacy and Domain Name System services, enhanced domain name suggestion tools and access to our premium domain names. We earn fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. Domain registrations are generally purchased for terms of one to ten years, with a majority having a one-year term. Payments for the full term of all services, or billed revenue, are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

We also derive revenue from other Value-Added Services primarily from provisioning SSL certificates. In addition, we derive revenue from the bulk sale of domain names and advertising from the OpenSRS and eNom Domain Expiry Streams.

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

Portfolio names are sold through our premium domain name service, auctions, or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company.

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant accounting policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017 (“Fiscal 2017”) included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the application of these estimates, including those related to the recoverability of investments, useful lives and valuation of intangible assets, valuation of goodwill, fair value measurement of assets and liabilities, product development costs, revenue recognition and deferred revenue and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

Revenue recognition policy

We earn revenues from the following services:

●	Network Access Services – Ting and Roam (sale of retail mobile phones and services, prepaid sim cards, fixed high speed internet access, Internet hosting and network consulting services);

●	Domain Services - Wholesale (OpenSRS and eNom Domain Services and OpenSRS and eNom Value-Added Services); Retail (Hover and eNom) and Portfolio (Domain Portfolio monetization and sales).

Revenues derived from provisioning mobile phone service to individuals and small businesses through the Ting website, are recognized once services have been provided. This is based upon either usage (e.g., minutes of traffic/bytes of data processed), period of time (e.g., monthly service fees), various regulatory fees imposed on us by governmental authorities or other established fee schedules. Revenues for wireless services are billed based on the actual amount of monthly services utilized by each customer during their billing cycle on a postpaid basis. Our billing cycle for each customer is computed based on their activation date and not on our reporting period. As a result, we are required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based on an assessment of the actual services rendered to each customer since the last billing period against our rate plans existing at that time. Adjustments affecting revenue may occur in periods subsequent to the billing period when the services were provided and are recognized as revenue during the current billing cycle. In addition, revenues associated with the sale of wireless devices and accessories to subscribers is recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue. For the mobile roaming and instant activation eSIM business under Roam Mobility brands, we derive revenue from the sale of SIM cards with prepaid usage as well as pay-as-you-go usage sold through third-party retail stores and product branded websites. Revenue for sim cards is recognized when shipped to the consumer or third-party retailer while prepaid usage is recognized ratably over the period the sim card is active. Prepaid usage related to unused or not-yet activated sim cards is deferred.

Revenues from providing fixed high speed internet access in select cities including Westminster, Maryland, Holly Springs, North Carolina and Charlottesville, Virginia along with Internet hosting and network consulting services to customers in Charlottesville, Virginia are recognized when the related services are provided. Services are billed monthly and our billing cycle for each customer is computed based on their activation date and not our reporting period. As a result, we accrue the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period.

With respect to the sale of domain registrations and other value-added services, we earn registration fees in connection with each new, renewed and transferred-in registration and from providing provisioning services to resellers and registrars on a monthly basis. We also enter into revenue arrangements in which a reseller may purchase a combination of services. When a standalone selling price exists for each deliverable, we allocate revenue to each deliverable based on the relative selling price of each of the deliverables. The standalone selling price is established for each deliverable by the price charged when that deliverable is sold separately by the Company which is vendor specific objective evidence (“VSOE”). For arrangements where the Company does not sell the deliverable separately, the selling price is determined based on third party evidence (“TPE”), which is the price at which a competitor or third party sells the same or similar and largely interchangeable deliverable on a standalone basis. In instances where VSOE and TPE do not exist, the Company uses an estimated selling price for the deliverable, which is the price at which a company would transact if the deliverable were sold by the vendor regularly on a standalone basis. Payments for the full term of all services are received at the time of activation of service and where appropriate are recorded as deferred revenue and are recognized as earned ratably over the term of provision of service. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the quarters and the year.

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

We also generate advertising and other revenue from our OpenSRS and eNom expired domain names and our domain name portfolio. Advertising and other revenue is recognized ratably over the period in which it is presented. To the extent that the minimum number of post-presentation impressions we guarantee to customers is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Revenue is also generated from vendors who are seeking to expand or maintain their services market position and is recognized once all the conditions have been met.

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

Valuation of goodwill, intangible assets and long-lived assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2017, we had $90.1 million in goodwill related to our acquisitions and $58.4 million in intangible assets comprised of indefinite life intangibles of $12.8 million and finite life intangible assets of $45.7 million. At December 31, 2016, we had $21.0 million in goodwill related to our acquisitions and $20.0 million in intangible assets comprised of indefinite life intangibles of $13.2 million and finite life intangible assets of $6.8 million. We report our financial results as two operating segments, Domain Services, being wholesale and retail domain name registration services, value added services and portfolio, and Network Access which derives revenue from the sale of retail mobile phones, telephony services, fixed high speed internet access, Internet hosting and network consulting services. Ninety–eight percent of goodwill relates to our Domain Services operating segment and 2% of goodwill relates to our Network Access segment. Of our goodwill balance, $81.0 million is not deductible for tax purposes. Ninety-nine percent of intangible assets relate to our Domain Services operating segment and 1% of intangible assets relate to our Network Access operating segment.

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

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. Over the course of time, we sometimes decide not to renew certain under-performing domain names and incur an impairment charge associated with such non-renewal. We recorded an impairment charge of $0.1 million and $42,673 in 2017 and 2016 respectively and $0.2 million in 2015.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2017 and 2016.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no further impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2017 and 2016.

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

As we account for income taxes under the asset and liability method, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period that such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period that such determination would be made. At December 31, 2017, the valuation allowance of $1.3 million was related to foreign tax credits that we are not expected to realize.

In connection with the eNom acquisition, we acquired deferred tax liabilities primarily composed of prepaid registry fees.  As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our legacy domain services. In addition, on a periodic basis, we evaluate the probability that our deferred tax asset balance will be recovered to assess its realizability. To the extent, we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, impacting net income or net loss in the period when such determinations are made.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded a net $5.8 million reduction to income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The net positive impact amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $10.0 million. This positive impact was offset by us recording a valuation allowance of $1.3 million related to prior year foreign tax credits as we have determined there is insufficient foreign source income projected to utilize these credits. In addition, we opted to utilize our 2017 foreign taxes paid as a deduction rather than a credit, the net negative impact of which was $2.9 million, as we have insufficient foreign sourced income to utilize these credits.  The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was less than $0.1 million.

Recently Issued Accounting Standards

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

The Company has reclassified certain prior year income statement amounts to conform the current year presentation. As a result of these reclassifications, there were no changes to previously reported net income, comprehensive income and income from operations.

NET REVENUES

The following table presents our net revenues, by revenue source:

	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	$83,885,054	$70,127,294
Other Services	4,825,848	3,651,657
Total Network Access Services	88,710,902	73,778,951

Domain Services:
Wholesale
Domain Services	183,731,385	89,009,546
Value Added Services	18,572,774	9,169,721
Total Wholesale	202,304,159	98,179,267

Retail	31,649,000	14,629,949
Portfolio	6,756,680	3,230,765
Total Domain Services	240,709,839	116,039,981

	$329,420,741	$189,818,932
Increase over prior period	$139,601,809
Increase - percentage	74%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	25%	37%
Other Services	1%	2%
Total Network Access Services	26%	39%

Domain Services:
Wholesale
Domain Services	56%	46%
Value Added Services	6%	5%
Total Wholesale	62%	51%

Retail	10%	8%
Portfolio	2%	2%
Total Domain Services	74%	61%

	100%	100%

              Total net revenues for Fiscal 2017 increased by $139.6 million, or 74%, to $329.4 million from $189.8 million for the fiscal year ended December 31, 2016 (“Fiscal 2016”). Deferred revenue from domain name registrations and other Internet services at December 31, 2017 increased to $160.6 million from $77.8 million at December 31, 2016.

No customer accounted for more than 10% of revenue during Fiscal 2017 or Fiscal 2016, and no customers accounted for more than 10% of accounts receivable as of December 31, 2017 and 2016. Management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Mobile and Other Services

Net revenues from Ting mobile phone equipment and services for Fiscal 2017, as compared to Fiscal 2016, increased by $13.8 million or 20% to $83.9 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting mobile service revenue which grew by $11.1 million to $73.6 million as compared to Fiscal 2016 as well as well as the acquisition of the consumer related mobile roaming assets Otono Networks in September 2017. Revenues from the sale of mobile hardware and related accessories increased slightly by $2.7 million to $10.3 million in Fiscal 2017. This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

High speed Internet access, Internet hosting and network consulting services generated $4.8 million in revenue during Fiscal 2017, up $1.2 million from Fiscal 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Holly Springs, NC and Westminster, MD in Fiscal 2017. We expect continued expansions in Westminster, MD, Holly Springs, NC and Charlottesville, VA as well as new builds in Sandpoint, ID and Centennial, CO to contribute to revenue growth in 2018.

As of December 31, 2017, Ting Mobile had 172,000 mobile subscribers and 283,000 mobile devices under its management compared to 151,000 subscribers and 245,000 devices under its management as of December 31, 2016.

Domain Services

Wholesale

During Fiscal 2017, domain services revenue increased by $94.7 million to $183.7 million and the number of transactions from all new, renewed and transferred-in domain name registrations that we processed increased to 19.4 million from 9.9 million when compared to Fiscal 2016.  These increases were primarily due to the acquisition of eNom and to a lesser extent the acquisition of the international reseller channel of Melbourne IT on April 1, 2016. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom. The increase from the acquisition was somewhat impacted by the continued and ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions that large volume customers make with regard to acquiring their own accreditations, as well as the impact on the market, of the significant expansion in the number of new gTLDs added pursuant to the implementation of ICANN’s new gTLD Program. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage. Primarily for the same factors impacting domain transactions mentioned above, total domains that we manage under our own accreditation increased to 22.3 million as of December 31, 2017, when compared to 11.4 million at December 31, 2016. In January 2018, the Company transferred on a bulk basis 2.65 million names under management for Namecheap. See “Note 17 – Subsequent events” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Also, as of December 31, 2017, total domains that we manage on behalf of other accredited registrars who use our technical systems to process domain registrations with their own accreditation, increased to 5.4 million when compared to 3.5 million at the end of December 31, 2016, primarily as a result of the acquisition of eNom.

Value-Added Services increased by $9.4 million to $18.6 million when compared to Fiscal 2016. This increase was primarily due to the acquisition of eNom. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Retail

Net revenues from Retail for Fiscal 2017, as compared to Fiscal 2016, increased by $17.0 million to $31.6 million. This increase was primarily due to the acquisition of eNom and to a lesser extent growth in our incumbent retail operations, Hover. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from Portfolio for Fiscal 2017, as compared to Fiscal 2016, increased by $3.5 million to $6.8 million. The increase is primarily due to a large bulk sale of names in the fourth quarter of 2017.

COST OF REVENUES

Network Access Services

Mobile

Cost of revenues for mobile services includes the costs of provisioning mobile services (primarily our customers' voice, messaging, data usage provided by our Network Operators), and the costs of providing mobile phone hardware (the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs).

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

Retail

Costs of revenues for our provision and management of Internet services through our retail sites, Hover.com and the eNom branded sites, include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

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

The following table presents our cost of revenues, by revenue source:

	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	$45,335,276	$35,914,882
Other Services	3,371,255	2,024,801
Total Network Access Services	48,706,531	37,939,683

Domain Services:
Wholesale
Domain Services	161,012,532	72,947,730
Value Added Services	2,383,627	1,918,165
Total Wholesale	163,396,159	74,865,895

Retail	17,346,138	6,765,237
Portfolio	1,150,804	616,147
Total Domain Services	181,893,101	82,247,279

Network Expenses:
Network, other costs	9,324,454	5,210,500
Network, depreciation and amortization costs	4,976,026	1,367,836
	14,300,480	6,578,336

	$244,900,112	$126,765,298
Increase over prior period	$118,134,814
Increase - percentage	93%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	19%	28%
Other Services	1%	2%
Total Network Access Services	20%	30%

Domain Services:
Wholesale
Domain Services	66%	59%
Value Added Services	1%	1%
Total Wholesale	67%	60%

Retail	7%	5%
Portfolio	0%	0%
Total Domain Services	74%	65%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	2%	1%
	6%	5%

	100%	100%

Total cost of revenues for Fiscal 2017 increased by $118.1 million, or 93%, to $244.9 million from $126.8 million in Fiscal 2016. This increase primarily resulted from the acquisition of eNom on January 20, 2017, acquisition of the international reseller channel of Melbourne IT on April 1, 2016 and the impact Ting’s larger subscriber base has on network access service costs. Prepaid domain registration and other Internet services fees as of December 31, 2017 increased by $66.6 million, or 110%, to $127 million from $60.4 million at December 31, 2016.

Network Access Services

Mobile and Other Services

Cost of revenues from Ting mobile phone equipment and services for Fiscal 2017, as compared to Fiscal 2016, increased by $9.4 million or 26% to $45.3 million. This increase primarily reflects the impact the larger subscriber base had on Ting mobile service cost of revenue as well as the acquisition of the mobile roaming assets Otono Networks in September 2017 which combined grew by $5.7 million to $34.1 million as compared to Fiscal 2016. Mobile hardware, shipping and related accessories costs increased $3.7 million to $11.2 million reflecting an increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, in Fiscal 2017, we incurred costs of $3.4 million in provisioning high speed Internet access, Internet hosting and network consulting services as compared to $2.0 million during Fiscal 2016. The increase in costs was primarily due to the expansion of the Ting Fiber foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for Wholesale domain and value-added services for Fiscal 2017 increased by $88.5 million to $163.4 million, when compared to Fiscal 2016. These increases were due to the acquisition of eNom and to a lesser extent acquisition of the international reseller channel of Melbourne IT in 2016.

Retail

Costs for Retail for Fiscal 2017 increased by $10.6 million, to $17.3 million, when compared to Fiscal 2016. These increases resulted primarily from the acquisition of eNom and to a lesser extent the increased cost of additional volume in Hover services.

Portfolio

Costs for Portfolio increased by $0.5 million for Fiscal 2017, to $1.2 million when compared to Fiscal 2016, primarily as a result of a bulk sale of names in the fourth quarter 2017 acquired in the June 2006 acquisition of Mailbank.com Inc.

Network Expenses

Network costs for Fiscal 2017 increased by $7.7 million to $14.3 million when compared to Fiscal 2016. The increase is primarily due to the acquisition of eNom, including acquired developed platform technology.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Year ended December 31,
	2017	2016
Sales and marketing	$29,422,984	$20,754,752
Increase over prior period	$8,668,232
Increase - percentage	42%
Percentage of net revenues	9%	11%

Sales and marketing expenses for Fiscal 2017 increased by $8.7 million, or 42%, to $29.4 million as compared to Fiscal 2016. This increase primarily related to a $6.6 million increase in workforce, travel and other workforce related costs driven by the growth in network access initiatives and the acquisition of eNom. In addition, marketing and other expenses increased $2.1 million largely to support and acquire Ting mobile and fixed Internet access subscribers.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2018 (“Fiscal 2018”) to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to support our network access services marketing and customer service needs.

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

	Year ended December 31,
	2017	2016
Technical operations and development	$7,257,720	$4,494,819
Increase over prior period	$2,762,901
Increase - percentage	61%
Percentage of net revenues	2%	2%

Technical operations and development expenses for Fiscal 2017 increased by $2.8 million, or 61%, to $7.3 million due to mainly to the acquisition of eNom.

We expect technical operations and development expenses for Fiscal 2018, in absolute dollars, to increase when compared to Fiscal 2017 to support the ongoing growth in our operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Year ended December 31,
	2017	2016
General and administrative	$13,593,901	$11,404,793
Increase over prior period	$2,189,108
Increase - percentage	19%
Percentage of net revenues	4%	6%

General and administrative expenses for Fiscal 2017 increased by $2.2 million, or 19%, to $13.6 million as compared to Fiscal 2016. This was primarily the result of professional fees increase of $0.8 million related to the acquisition of eNom and the Namecheap litigation. Workforce related costs increased $1.0 million due mainly to the acquisition of eNom. Credit card processing fees, facilities costs and other expenses increased $1.2 million primarily to support growth of network access and also due to the acquisition of eNom. These increases were offset by a reduction expenses due to foreign exchange gains as the Company experienced a foreign exchange gain of $0.7 million in Fiscal 2017 as compared to a $0.1 million loss in Fiscal 2016.

We expect general and administrative expenses for Fiscal 2018, in absolute dollars, to increase when compared to Fiscal 2017 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Year ended December 31,
	2017	2016
Depreciation of property and equipment	$585,424	$503,864
Increase over prior period	$81,560
Increase - percentage	16%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2017 increased to $0.6 million when compared to $0.5 million for Fiscal 2016 driven primarily by the acquisition of eNom.

AMORTIZATION OF INTANGIBLE ASSETS

	Year ended December 31,
	2017	2016
Amortization of intangible assets	$6,566,308	$905,157
Increase over prior period	$5,661,151
Increase - percentage	625%
Percentage of net revenues	2%	0%

Amortization of intangible assets increased $5.7 million for Fiscal 2017, to $6.6 million. The increase in amortization reflects the impact of the acquisition of eNom. In the acquisition, the Company acquired intangible assets related to brand and customer relationships totaling $40.4 million.

Network rights, brand and customer relationships acquired in connection with the acquisitions the BRI Group in February 2015, the international reseller channel of Melbourne IT in April 2016, and eNom in January 2017 are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

	Year ended December 31,
	2017	2016
Impairment of indefinite life intangible assets	$111,251	$42,673
Increase over prior period	$68,578
Increase - percentage	161%
Percentage of net revenues	0%	0%

As part of our normal renewal process during Fiscal 2017 and Fiscal 2016, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.1 million and $42,673 have been written off and recorded as impairment of indefinite life intangible assets for Fiscal 2017 and Fiscal 2016, respectively.

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

	Year ended December 31,
	2017	2016
Loss (gain) on currency forward contracts	$(98,227)	$(98,977)
Increase over prior period	$750
Increase - percentage	(1%)
Percentage of net revenues	0%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2017. The impact of the fair value adjustment on outstanding contracts for Fiscal 2017 was a net loss of $17,328 compared to net gain of $0.3 million for Fiscal 2016. The impact of the fair value adjustment on outstanding contracts was decreased by a realized gain upon settlement of currency forward contracts of $0.1 million for Fiscal 2017 compared to a realized loss of $0.2 million for Fiscal 2016.

At December 31, 2017, we did not hold any forward contracts.

OTHER INCOME (EXPENSES)

	Year ended December 31,
	2017	2016
Other income (expense), net	$(3,006,500)	$66,371
Increase over prior period	$(3,072,871)
Increase - percentage	(4,630%)
Percentage of net revenues	(1%)	0%

Other income decreased by $3.1 million when compared to Fiscal 2016 primarily due to interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the acquisition of eNom. Within Other income we also recognized $0.5 million of a positive financial contribution from a Joint Marketing agreement that we entered into in February 2015 where we waived our rights under a proposed joint venture to operate the .online registry. The recognition of this gain was consistent with the amount recognized in Fiscal 2016.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Year ended December 31,
	2017	2016
Provision for income taxes	$1,748,174	$9,045,770
Decrease in provision over prior period	$(7,297,596)
Decrease - percentage	(81%)
Effective tax rate	7.3%	36.0%

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carry forwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement carrying values and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fiscal 2017 includes tax on profits of $24.1 million compared to $25.1 million for Fiscal 2016. Our Fiscal 2017 income tax expense benefited from a net $5.8 million positive implementation impact from the Tax cuts and Jobs Act of 2017, more fully described below, as well as the inclusion of a $2.8 million tax recovery related to the adoption of ASU 2016-09 in Fiscal 2017, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $5.8 million in reduced income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $10.0 million. This amount was partially offset by our recording a valuation allowance of $1.3 million related to prior year Foreign Tax Credits that we have determined are no longer more likely than not to be used as the tax rate in the jurisdiction where these Foreign Tax Credits is generated is higher than the 21% corporate tax rate.  In addition, in connection with the eNom acquisition, we acquired deferred tax liabilities primarily composed of prepaid registry fees.  As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our legacy domain services.  The impact of this together with the reduction in tax rate to 21% make it unlikely we will be able to claim the fiscal 2017 foreign taxes paid in future years and as such opted to utilise the foreign taxes paid as a deduction for 2017 income tax purposes, the net negative effect of which is a $2.9 million addition to income tax expense.  The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was less than $0.1 million.

We had approximately $15,000 of total gross unrecognized tax benefit as of December 31, 2017 compared to $0.1 million as of December 31, 2016 which if recognized would favorably affect our income tax rate in future periods. The unrecognized tax benefit relates primarily to insignificant U.S. state taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 9 – Income Taxes” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2017 was a net loss in other comprehensive income of $0.1 million compared to a net gain of $1.2 million for Fiscal 2016.

The following table presents other comprehensive income for the periods presented:

	Year ended December 31,
	2017	2016
Other comprehensive income (loss)	$(99,154)	$1,208,606
Decrease over prior period	$(1,307,760)
Decrease - percentage	(108%)
Percentage of net revenues	(0%)	1%

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense (net), stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

Reconciliation of Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)

	Year ended December 31,
	2017 (unaudited)	2016 (unaudited)	2015 (unaudited)

Net income for the period	$22,327	$16,067	11,374
Depreciation of property and equipment	3,728	1,824	1,404
Amortization of intangible assets	8,400	953	263
Impairment of intangible assets	111	43	206
Interest expense, net	3,567	450	159
Provision for income taxes	1,748	9,046	6,569
Stock-based compensation	1,457	799	526
Unrealized loss (gain) on change in fair value of forward contracts	17	(323)	136
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(805)	829	311
Acquisition and other costs(1)	806	442	-

Adjusted EBITDA	$41,356	$30,130	20,948

(1)  Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, related to our acquisition of eNom in January 2017. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA for the year ended December 31, 2017 increased by $11.2 million, or 37% to $41.3 million when compared to the year ended December 31, 2016 with the increase primarily driven by the acquisition of eNom and to a lesser extent growth in domain services and Ting Mobile. Adjusted EBITDA for the year ended December 31, 2016 increased by $9.2 million, or 44% to $30.1 million when compared to the year ended December 31, 2015 with the increase primarily driven by the growth in Ting mobile services.

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

Total cost of revenues for Fiscal 2016 increased by $7.1 million, or 6%, to $126.8 million from $119.6 million in Fiscal 2015. This increase was the result of increased network access service expenses due to the impact Ting’s larger subscriber base is having on service costs, higher wholesale domain registration costs primarily from acquisition of the international reseller channel of Melbourne IT, as well as, the costs to support a larger Retail domain services customer base. Prepaid domain registration and other Internet services fees as of December 31, 2016 increased by $4.7 million, or 8%, to $60.4 million from $55.7 million at December 31, 2015.

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

Portfolio

Costs for Portfolio decreased by $0.1 million for Fiscal 2016, to $0.6 million when compared to Fiscal 2015, primarily as a result of our decision not to renew certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. as described under impairment of indefinite life intangible assets below.

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

General and administrative expenses for Fiscal 2016 increased by $0.7 million, or 7%, to $11.4 million as compared to Fiscal 2015. This was primarily the result of a $1.4 million increase related to credit card processing fees, facilities, stock-based compensation and other costs increasing, primarily to support the growth of network access services and a $0.6 million increase in professional services fees primarily due to legal and accounting fees incurred in Fiscal 2016 associated with acquisition of eNom. These increases were offset by workforce related costs decreasing by $1.1 million due to a reduction in overachievement bonuses in Fiscal 2016 versus prior year. Further, during Fiscal 2016, we experienced a loss on foreign exchange of $0.1 million as compared to a loss of $0.3 million in Fiscal 2015.

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

AMORTIZATION OF INTANGIBLE ASSETS

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

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carry forwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement carrying values and tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Liquidity and capital resources

As of December 31, 2017, our cash and cash equivalents balance increased to $18.0 million when compared to December 31, 2016. Our principal sources of liquidity were proceeds from advances of $86.4 million, net of financing costs, from our 2017 Amended Credit Facility (defined below) to fund the acquisition of eNom and to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities for the year ended December 31, 2017 of $31.9 million. These sources of cash were offset by the acquisition of eNom for $76.2 million, net of cash acquired, $20.0 million in loan repayments, acquisition of the mobile consumer assets of Otono Networks Inc. as well as the assets of certain small hosting companies, for $3.0 million, $2.0 million for the additional 20% interest in Ting Virginia, LLC, $1.2 million of net tax payments associated with stock option exercises and continued investment in property and equipment of $12.9 million.

2017 Amended Credit Facility

On January 20, 2017, the Company and certain of its subsidiaries entered into a First Amended and Restated Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO”), Royal Bank of Canada (“RBC”) and Bank of Nova Scotia (with RBC, the “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. The 2017 Amended Credit Agreement amends and restates the Company’s Credit Agreement, dated as of August 18, 2016, with BMO and RBC (the “2016 Credit Agreement”). The 2017 Amended Credit Agreement, among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $85 million (the “New Facility”, and together with the Existing Facilities, the “2017 Amended Credit Facility”). The obligations of the Company under the 2017 Amended Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company. Borrowings under the 2017 Amended Credit Agreement accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s total funded debt to EBITDA as described below and set forth in more detail in the 2017 Amended Credit Agreement. The table below summarizes the details of the 2017 Amended Credit Facility.

Facility	Purpose	Repayment Terms	Amortization Terms

Facility A	General working capital and general corporate requirements	Monthly interest payments; final principal payment due upon maturity	n/a

Facility B	Share repurchases, acquisitions, and capital expenditures associated with FTTH program	Outstanding balances as of December 31 drawn during year payable on quarterly basis beginning in first quarter of following year for applicable period of amortization	Four to seven years depending on purpose of draw

Facility C	Share repurchases, acquisitions, and capital expenditures associated with FTTH program	Each draw payable beginning the first full quarter post-initial draw for applicable period of amortization	Four to seven years depending on purpose of draw

Facility D (1)	eNom acquisition	Each draw payable beginning the first full quarter post-initial draw for applicable period of amortization	Five years

 (1) Contemporaneously with entering into the 2017 Amended Credit Agreement, the Company drew down $84.5 million to fund the acquisition of eNom. The unused portion of the New Facility, approximately $0.5 million was cancelled in accordance with the terms of the 2017 Amended Credit Agreement.

The 2017 Amended Credit Agreement includes an additional repayment mechanism that is triggered based on the Company’s total funded debt to EBITDA calculation at the end of each fiscal year. If total funded debt to EBITDA exceeds 2.25:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of excess cash flow, all as set forth in the 2017 Amended Credit Agreement.

The 2017 Amended Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of December 31, 2017, we were in compliance with all our covenants.

On June 6, 2017, the Company entered into the First Amendment to the 2017 Amended Credit Agreement (the “First Amendment”) with BMO and the Lenders. Among other things, the First Amendment (i) increases the amount available for borrowing under Facility C, a committed, non-revolving credit facility by $502,500, which was the portion of Facility D which was not used by the Company to fund its acquisition of eNom and was cancelled in accordance with the Credit Agreement, (ii) allows the Company to maintain bank accounts with Commonwealth Bank of Australia, subject to certain restrictions, (iii) provides for an extension of time for the Company to transfer its bank accounts from Silicon Valley Bank, and (iv) amends certain definitions, including the definition of “EBITDA” to provide for an add-back in respect of certain liabilities.

On December 5, 2017, the Company entered into the Interim Amendment to the 2017 Amended Credit Agreement (the “Interim Amendment”) with BMO and the Lenders. The Interim Amendment provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company and amends the definition of “Obligations” to include an aggregate amount of up to $5.0 million of the credit card facilities in the definition of Obligations.

On January 24, 2018, the Company entered into the Second Interim Amendment to the 2017 Amended Credit Agreement (the “Second Interim Amendment”) with BMO and the Lenders. The Second Interim Amendment provides that certain defined terms in Section 1.01 of the 2017 Amended Credit Agreement are added and updated to reflect the inclusion of liabilities to Sprint Mobile similar to the previous inclusion of T-Mobile liabilities. The Second Interim Amendment also permits Tucows to retain bank accounts with Silicon Valley Bank with the aggregate amount held in such accounts not to exceed $3.0 million.

For more information on the 2017 Amended Credit Agreement, please see Note 8 -Loan payable to the Consolidated Financial Statements of the Company.

Other Credit Facilities

In addition to the 2017 Amended Credit Agreement, the Company is party to a Loan Agreement with BMO, dated as of June 25, 2007, as amended from time to time, most recently in November 2012 (the “2012 Amended Credit Agreement”), pursuant to which the Company currently maintains a treasury risk management facility and credit card facility.

The treasury risk management facility under the 2012 Amended Credit Agreement provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2012 Amended Credit Agreement, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2017, the Company held no contracts to trade U.S. dollars in exchange for Canadian dollars.

During the Fiscal 2017, the Company entered into a corporate credit card program with the Bank of Nova with credit limits of $1.0 million for US Dollar credit cards and CDN$0.5 million for Canadian Dollar credit cards.

The 2012 Amended Credit Agreement also provided the Company with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), and an operating demand loan. In connection with entering into the 2016 Credit Agreement, the Company repaid its outstanding indebtedness of the 2012 Demand Loan Facilities. With the settlement of the outstanding indebtedness, the 2012 Demand Loan Facilities and the operating demand loan were simultaneously terminated and the outstanding balances were fully repaid through advances made under the 2016 Credit Agreement.

Cash Flow from Operating Activities

Year ended December 31, 2017

Net cash inflows from operating activities were $31.9 million, an increase of 42% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2017 was $30.0 million, an increase of 43% when compared to the prior year. Net income included non-cash charges and recoveries of $7.7 million such as depreciation, amortization, impairment of indefinite life intangible asset, excess tax benefits on stock-based compensation, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was further increased by our increasing working capital of $1.9 million. We generated $11.1 million from movements in accounts receivables, deferred revenue, deferred registration costs income taxes recoverable and customer deposits. These positive contributions were offset by cash use of $9.2 million to invest in accounts payables, accreditation fees, inventory, prepaid expenses and deposits and accrued liabilities.

Year ended December 31, 2016

Net cash inflows from operating activities were $22.5 million, an increase of 34% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2016 was $21.0 million, an increase of 20% when compared to the prior year. Net income included non-cash charges and recoveries of $4.9 million such as depreciation, amortization, impairment of indefinite life intangible asset, excess tax benefits on stock-based compensation, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was further increased by our increasing working capital of $1.5 million. We generated $11.4 million from movements in accounts payable, deferred revenue, income taxes recoverable, customer deposits and accrued liabilities. These positive contributions were offset by cash use of $9.9 million to invest in deferred registration costs, accounts receivable, inventory, prepaid expenses and deposits.

Year ended December 31, 2015

Net cash inflows from operating activities were $16.8 million. Net income, after adjusting for non-cash charges, during Fiscal 2015 was $17.5 million. Net income included non-cash charges and recoveries of $6.1 million such as depreciation, amortization, impairment of indefinite life intangible asset, excess tax benefits on stock-based compensation, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was partially offset by our increasing working capital by $0.7 million. We used $4.3 million to invest in accounts receivable, inventory, prepaid expenses and deposits and to prepay taxes. These investments in working capital were partially offset by positive contributions of $3.6 million from movements in accounts payable, deferred revenue, deferred registration costs, customer deposits and accrued liabilities.

Cash Flow from Financing Activities

Year ended December 31, 2017

Net cash inflows from financing activities during Fiscal 2017 totaled $65.2 million as compared to cash outflows of $0.7 million during Fiscal 2016. Net cash inflows of $87.0 million resulting from draws on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures. These cash inflows were partially offset by outflows of $20.0 million of principal repayments relating to our 2017 Credit Amended Credit Facility, $1.2 million outflow from the net impact of exercise of stock options and $0.6 million of debt issuance costs.

Year ended December 31, 2016

Net cash inflows from financing activities during Fiscal 2016 totaled $0.7 million as compared to cash outflows of $20.6 million during Fiscal 2015. Net cash inflows of $11.0 million resulting from draws on the 2016 Credit Facility to repay balances outstanding of the 2012 Demand Loan Facilities and to fund FTTH capital expenditures and the proceeds from a $6.0 million draw on the 2012 Demand Loan Facilities to fund the Melbourne IT reseller channel acquisition. These cash inflows were partially offset by outflows of $7.2 million resulting from the repurchasing of 308,416 of our shares during Fiscal 2016 through our open market stock buyback that commenced on February 9, 2016, principal repayments of $9.8 million relating to our 2012 Demand Loan Facilities and 2016 Credit Facility, $0.5 million of discount and debt issuance costs, and a $0.2 million outflow from the net impact of exercise of stock options.

Year ended December 31, 2015

Net cash used in financing activities during Fiscal 2015 totaled $20.6 million. Net cash outflows amounting to $24.9 million resulted from $20.0 million used to fund our repurchasing 868,549 of our shares through our open market stock buyback that commenced on February 16, 2015 and our repurchasing of 193,907 shares for $3.6 million through our tender offer that closed on January 7, 2015. In addition, during Fiscal 2015, we made payments of tax obligations resulting from the net exercise of stock options of $1.3 million on behalf of option holders. These cash outflows were partially offset by cash inflows of $3.5 million we received under our 2012 Amended Credit Agreement to fund the acquisition of a controlling interest in Ting Virginia, LLC and the proceeds on exercise of stock options of $0.8 million.

Cash Flow from Investing Activities

Year ended December 31, 2017

Investing activities during the Fiscal 2017 used net cash of $94.1 million as compared to using $14.4 million during Fiscal 2016.

              On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom, a domain name registrar business.  The purchase price was $76.2 million, net of cash of $1.6 million and purchase price adjustments of $5.7 million relating primarily to a working capital deficit. In 2017, , the Company incurred acquisition related expenditures of $0.3 million in connection with this acquisition.  The purchase price and the majority of the related acquisition costs were financed through borrowings under Facility D of the 2017 Amended Credit Agreement.  On June 13, 2017, the parties entered into an amendment to the Purchase Agreement, which, among other things, amended certain definitions contained in the Purchase Agreement.

On February 1, 2017, the Company acquired an additional 20% interest in Ting Virginia, LLC. for a consideration of $2.0 million. The consideration was funded through cash flow from operations. For additional details, see note 3(a) to the consolidated financial statements included in this report.

In the second half of Fiscal 2017, the Company purchased customer relationships related to shared hosting and domain services for $0.3 million.

On September 19, 2017, the Company acquired the consumer related assets of Otono, Networks Inc. for consideration of $2.6 million and assumed working capital liabilities of $1.4 million. The intangible assets acquired relate to customer relationships and are being amortized on a straight-line basis over a period of seven years.

 In addition, the Company invested $12.9 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our Ting towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2018, including construction ramping in Sandpoint, ID and Centennial, CO, as we seek to extend both our current network and expand to new towns.

Year ended December 31, 2016

Investing activities during Fiscal 2016 used net cash of $14.4 million as compared to our generating net cash of $3.3 million during Fiscal 2015.

On April 1st, 2016, the Company acquired the international reseller channel from Melbourne IT Limited for consideration of $6.0 million, excluding legal and registry related transaction costs of $0.2 million. The consideration was funded through a $6.0 million draw on the 2012 Demand Loan Facilities. The Company also acquired the customer bases of a series of small hosting companies for total consideration of $0.3 million.

 In addition, the Company invested $7.9 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our Ting towns of Charlottesville, VA, Holly Springs, NC, and Westminster, MD.

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

On February 27, 2015, Ting Fiber, Inc., one of our wholly owned subsidiaries, acquired a controlling ownership interest in the newly formed Ting Virginia, LLC and its acquired subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge InternetWorks), Fiber Roads, LLC and Navigator Network Services, LLC (collectively, the “BRI Group”) for a consideration of approximately $3.6 million. The purchase price was satisfied through our releasing $3.1 million from the escrow accounts established during Fiscal 2014 and an additional payment of $0.4 million made at closing. In addition, we used $3.0 million to acquire additional property and equipment. Included in these additions is an amount of $2.2 million that we have invested since the acquisition of the BRI Group primarily in expanding our fiber network footprint.

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

Subsequent events

On January 5, 2018, Washington State Court, King County granted Namecheap Inc. a preliminary injunction requiring the Company to bulk transfer 2.65 million domain names to Namecheap’s credentials. The Company completed the transfer by January 16, 2018. As a result of the bulk transfer, the Company will recognize in the first quarter of 2018 $14.6 million of revenue and $14.5 million of cost of goods sold related to previously deferred revenue and deferred prepaid registry fees.

On January 24, 2018, the Company entered into the Second Interim Amendment to the 2017 Amended Credit Agreement (the “Second Interim Amendment”) with BMO and the Lenders. The Second Interim Amendment is described in “Liquidity and capital resources – 2017 Amended Credit Facility” above.

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019. The previously announced $40 million buyback program for the period March 1, 2017 to February 28, 2018 was terminated on February 14, 2018.  Repurchases under this program may include open market purchases, block trades or a combination of such methods. All shares repurchased by Tucows under the stock buyback program will be retired and returned to treasury. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

On February 13, 2018, the Company entered into an agreement with the Minority Shareholders of Ting Virginia, LLC pursuant to which the Minority Shareholders could immediately exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC for $1.2 million.  The put option was simultaneously exercised and the Company paid $1.2 million for the remaining 10% ownership interest and Ting Virginia, LLC became a wholly-owned subsidiary of the Company.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

For the purpose of the contractual obligations table below, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2017. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2017:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations (1)	Total Obligations
2018	$1,989,000	$34,405,000	$36,394,000
2019	1,569,000	12,121,000	13,690,000
2020	1,119,000	553,000	1,672,000
2021	455,000	31,000	486,000
2022	348,000	28,000	376,000
Thereafter	1,857,000	227,000	2,084,000
	$7,337,000	$47,365,000	$54,702,000

(1)

Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2018 and subsequent years. Note, Purchase Obligations do not include interest payments on the Company’s credit facilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2017. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

Although our functional currency is the U.S. dollar, a substantial portion of our fixed expenses are incurred in Canadian dollars. Our policy with respect to foreign currency exposure is to manage financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. Exchange rates are, however, subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. As of December 31, 2017, we have not entered into any new forward foreign exchange contracts.

As of December 31, 2016, the Company had $26.6 million of outstanding foreign exchange forward contracts which converted to CDN $36.0 million. Of these contracts, $24.0 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2017. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2017 of approximately $2.9 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our 2017 Amended Credit Facility.

As of December 31, 2017, we had an outstanding balance of $76.9 million on the 2017 Amended Credit Facility.  The 2017 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of December 31, 2017, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2017 Amended Credit Facility by approximately $0.8 million, assuming that the loan balance as of December 31, 2017 is outstanding for the entire period.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has excluded from our evaluation the Internal Controls over Financial Reporting (“ ICFR”) of eNom, which we acquired on January 20, 2017 as discussed in note 3 “Acquisitions” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Total revenues subject to eNom’s ICFR represented 34% of our consolidated total revenues for the fiscal year ended December 31, 2017.  Total assets subject to eNom ICFR represented approximately 25% of our consolidated total assets as of December 31, 2017.

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

 Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting occurred during Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Allen Karp	Co-Chairman of the Board since September 2012 and Director since October 2005

Mr. Karp, 77, was with Cineplex Odeon Corporation in various positions since 1986, where he retired as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., the Chair of its corporate governance committee and sat on the audit committee, and was Chairman of the Board of Directors of IBI Group Inc., and was Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and has served as Chairman of its Corporate Governance Committee since 2007. Additionally, Mr. Karp was previously a director of several other public corporations.

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

Mr. Ralls, 55, was a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of companies, including Savoya, LLC, IntraOp Medical Corp. and Knowledge Factor.

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

Mr. Gissin, 59, has served since 2010 as a managing partner in Helios Energy Investment, a renewable energy investment fund. From 2005 to 2010, Mr. Gissin served as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From 2000 to 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From 1995 to 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 55, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 55, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Robin Chase, 59, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, Inc., the largest carsharing company in the world; Buzzcar, Inc., a peer to peer carsharing service in France (now merged with Drivy, SAS), GoLoco, Inc., an online ridesharing community, and co-founder of Veniam Inc., a vehicle communications company building the networking fabric for the Internet of Moving Things.

Ms. Chase serves on the boards of the World Resources Institute, and Tucows. She also served on the boards of Veniam, the Massachusetts Department of Transportation, the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board, the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

Ms. Chase lectures widely, has been frequently featured in the major media, and has received many awards in the areas of innovation, design, and environment, including Time 100 Most Influential People, Fast Company Fast 50 Innovators, BusinessWeek Top 10 Designers, and the JC Nichols Prize for Urban Visionaries from the Urban Land Institute. Ms. Chase graduated from Wellesley College and MIT's Sloan School of Management, was a Harvard University Loeb Fellow, and received an honorary Doctorate of Design from the Illinois Institute of Technology.

Ms. Chase’s experience operating companies at the chief executive officer level along with her numerous experiences on these boards and councils qualify her to be a director of Tucows.

Brad Burnham	Director since January 2017

Brad Burnham, 63, is the co-founder of Union Square Ventures, an early stage venture capital firm in New York. USV has invested in more than 75 Internet services, including, Twitter, Inc., Tumblr Inc, Etsy, Inc., Indeed Inc, Zynga Inc, and Foursqare Labs, Inc. Prior to USV, Brad was a partner at AT&T Ventures, the venture capital arm of AT&T. AT&T Ventures invested in consumer facing Internet services like Audible, telecommunications technology companies such as Argon, Xedia, and Juniper Networks, and Competitive Local Exchange Carriers (CLECs) such as Knology, and Data Local Exchange Carriers (DLECs) such as Covad. Prior to joining AT&T Ventures, Brad was the founder and CEO of Echo Logic, a software tools company spun out of Bell Laboratories. Earlier in his career, Brad held a number of management positions in sales, marketing and business development at AT&T Computer Systems. He began his career as a sales representative at New York Telephone.

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

Meetings

Our Board of Directors met five times during Fiscal 2017. Our Board of Directors also took action by unanimous written consent on fourteen occasions during Fiscal 2017. Each director attended at least 80% of the total number of meetings of the Board of Directors during Fiscal 2017.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Karp is responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Elliot Noss attended our 2017 annual meeting of shareholders in person and the Board of Directors were available by teleconference.

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

The Audit Committee held five meetings during Fiscal 2017. The audit committee also took action by unanimous written consent on one occasion during Fiscal 2017. Each member of the audit committee each attended at least 80% of the total number of meetings of the committee during Fiscal 2017. The audit committee’s purposes are:

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

The Corporate governance, Nominating and Compensation committee currently consists of Mr. Karp (Chair), Mr. Schwartz, Ms. Chase and Mr. Ralls. Each member of our Corporate Governance, Nominating and Compensation Committee is an independent director as defined in the listing standards of the NASDAQ Capital Market and also satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

The committee held five meetings during Fiscal 2017. The corporate governance, nominating and compensation committee took action by unanimous written consent on two occasions during the 2017 fiscal year. Each member of the corporate governance, nominating and compensation committee each attended at least 80% of the total number of meetings of the committee during Fiscal 2017. The corporate governance, nominating and compensation committee’s purposes are:

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

Our executive officers do not play a formal role in determining their compensation. However, Jessica Johannson, our Vice President, Human Resources, reviews (i) information the Company purchased from Culpepper Compensation Survey and Services and (ii) published trends for the year from a variety of public sources, and, after consulting with Mr. Noss, our Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Corporate Governance, Nominating and Compensation Committee. The Committee then reviews and discusses the information provided with our CEO and VP, HR and then determines the total compensation for each NEO, as it deems appropriate.

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

In November 2017, the Board approved a new fee structure for 2018 that simplifies the Director compensation structure with annual fees and eliminates per meeting attendance fees.  Commencing with Fiscal 2018, each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors receives an automatic grant of options to purchase shares of our common stock.  The initial grant has been set at 3,750 options based on a $60 per share price with the actual grant each year to be determined based on the share price 30 days prior to the annual election of directors.   Each non-employee member of the Board of Directors will receive $30,000 annually, the Chairman of the Board of Directors will receive $15,000, each Chair of the Audit Committee and Corporate Governance, Nomination and Compensation Committee will receive $7,500, and each member of the Audit Committee Corporate Governance, Nomination and Compensation Committee will receive $12,000.

We also purchase directors and officers’ liability insurance for the benefit of our directors and officers as a group in the amount of $30 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or its committees. No fees are payable to directors for attendance at specially called meetings of the Board.

The table below shows all compensation paid to each of our non-employee directors during 2017. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$67,100	$54,338	$121,438
Rawleigh Ralls	52,300	54,338	106,638
Erez Gissin	37,300	54,338	91,638
Robin Chase	26,500	90,563	117,063
Jeffrey Schwartz	52,100	54,338	106,438
Brad Burnham	26,500	54,338	80,838
	$261,800	$362,253	$624,053

(1)

On September 5, 2017 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the2006 Plan, these options will vest one year after the grant date and carry an exercise price of $53.55. All these options remained outstanding at December 31, 2017 and have a five-year term. The aggregate grant date fair value of the option grants was calculated in accordance with FASB ASC 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that any such reports have been filed in a timely manner.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2017, our NEO's include Messrs. Noss, Cooperman, Singh Woroch, Silverstein and Goldstein.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2017 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report. Our NEOs are:

Elliot Noss	President and Chief Executive Officer (“CEO”)
Davinder Singh(1)	Chief Financial Officer (“CFO”)
Michael Cooperman(2)	Chief Financial Officer (“CFO”)
David Woroch	Executive Vice-President, Domains (“EVP, Domains”)
Jason Silverstein	Vice-President, Corporate Operations (“VP, Corporate Operations”)
Michael Goldstein	Vice-President, Sales and marketing (“VP, Sales”)

(1)	Mr. Davinder Singh was appointed to his position as CFO effective April 1, 2017.
(2)	Mr. Cooperman retired from his position as CFO effective April 1, 2017 and remains with the Company as a strategic advisor.

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

•	target compensation at the 50th percentile of market levels, as measured by PayScale Surveys; and

•	promote internal equity by offering comparable pay to executives whom we expect to make roughly equivalent contributions, while differentiating executives’ compensation arrangements when appropriate.

Overview of Pay Elements and Linkage to Compensation Philosophy and Objectives

We believe the following elements of our compensation program help us to realize our compensation philosophy and objectives:

Pay Element	Characteristics	Compensation Philosophy and Objectives	Factors Considered to Determine Awards
Salary	Annual fixed cash compensation	Provides a competitive and stable component of income to our executives	• Job responsibilities • Experience • Individual contributions • Future potential • Internal pay equity • Effect on other elements of compensation and benefits including target bonus amounts
Short-Term Incentive Bonus	Annual variable cash compensation based on the achievement of pre- established annual performance measures based on Adjusted EBITDA for Compensation

 Provides competitive short- term incentive opportunities for our executives to   earn annual cash bonuses based on performance objectives that, if attained,   can reasonably be expected to (i) promote our business and strategic   objectives  and (ii) correspond to those paid to similarly- situated and   comparably skilled executives at peer companies

•Company performance measures • Service performance measures
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

Role of Shareholder Say-on-Pay Votes

We provide our shareholders with the opportunity to cast a triennial advisory vote on executive compensation, or a Say-on-Pay proposal. At our annual meeting of stockholders held on September 5, 2017, 98% of the votes cast on the Say- on-Pay proposal at that meeting were voted in favor of the compensation of our named executive officers, as described in the proxy statement for the 2017 annual meeting. Accordingly, the Corporate Governance, Nominating and Compensation Committee believes that this affirms stockholder support for our executive compensation policies and practices, and no material changes were made to such policies and practices in 2017 as a result of our Say-on-Pay proposal and voting results in September 2017.

At the 2014 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our named executive officers every three years. Our Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our upcoming 2020 Annual Meeting.

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

Our Vice President, Human Resources reviews comparative data derived from market research and publicly available information for each of the NEOs and then recommends to our CEO compensation levels for all employees. The CEO then, after consultation with the Vice President, Human Resources makes recommendations to the Corporate Governance, Nominating and Compensation Committee regarding total compensation for each NEO. The Corporate Governance, Nominating and Compensation Committee reviews and discusses the information and then determines the total compensation for each NEO, as it deems appropriate.

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

We provide a base salary to our NEOs to compensate them for services rendered on a day-to-day basis during the year and to provide sufficient fixed cash compensation to allow them to focus on their ongoing responsibilities. The base salaries of all executive officers are reviewed annually and adjusted when necessary to reflect individual roles and performance as well as market conditions. In January 2017, as a part of the annual review process and to account for increases in costs of living, the base salaries of our NEOs were increased 3%.

In connection with the Corporate Governance, Nominating and Compensation Committee's annual review process in January 2018, the base salaries of our NEOs were each increased by 3% for 2018, primarily to account for an increase in the cost of living, except for Mr. Noss who was awarded an additional ten vacation days in lieu of an increase and Mr. Singh was awarded a 20% increase to reflect the promotion to CFO from Vice-President, Finance.

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

Incentive Bonus program

The table below summarizes the 2017 and 2018 incentive bonus opportunities for our NEOs.

Named Officer	Target incentive Bonus Opportunity(1)		Basis for Target incentive Bonus
	2018	2017
Elliot Noss	$168,088	$154,816	100% Corporate Adjusted EBITDA for Compensation(2)
Davinder Singh	$43,088	$39,686	100% Corporate Adjusted EBITDA for Compensation(2)
Michael Cooperman	$96,136	$92,973	100% Corporate Adjusted EBITDA for Compensation(2)
David Woroch	$110,175	$106,549	100% Domain Services targets
Jason Silverstein	$45,000	$41,250	100% Corporate Adjusted EBITDA for Compensation(2)
Michael Goldstein	$41,833	$38,500	For 2017: 25% Corporate Adjusted EBITDA for Compensation(2), 75% Ting specific objectives For 2018: 100% Corporate Adjusted EBITDA for Compensation(2)

(1)

All dollar amounts below are shown in U.S. dollars. Amounts payable in Canadian dollars for 2018 have been converted into U.S. dollars based upon the exchange rate of 1.255 Canadian dollars for each U.S. dollar, the Oanda exchange rate as at December 31, 2017. Amounts that were payable in Canadian dollars during the 2017 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.2977 Canadian dollars for each U.S. dollar, which represents the average Oanda exchange rate for 2017.

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

Our Corporate Governance, Nominating and Compensation Committee met in February 2018 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2017 had been not been fully achieved. As the Company did not meet its Adjusted EBITDA for Compensation targets for the fiscal year ended December 31, 2017, the Corporate Governance, Nominating and Compensation Committee assessed that 74% of the incentive bonuses for all our NEO’s was payable. With the exception of Mr. Woroch, who earned 100% of his targeted bonus and Mr. Goldstein, who earned 79% of his targeted bonus, all other bonuses were assessed at 80% of target.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2018 and increased the incentive bonus target opportunity for our NEOs by 5%, except Mr. Woroch whose target remained unchanged, partly to maintain the incentive bonus at the same percentage of base salary and partly to incent company performance.

Overachievement Bonus Program

The overachievement bonus program is designed to further incent our employees, senior management and NEOs to exceed the Company’s Adjusted EBITDA for Compensation goals. In assessing our overall performance for Fiscal 2017, the Corporate Governance, Nominating and Compensation Committee deemed that no overachievement bonus should be payable for Fiscal 2017.

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

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee approved, effective July 24, 2017, the following stock option awards to our NEOs. These stock options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us. No grants have yet been awarded for Fiscal 2018.

Name	Number of stock options	Aggregate Grant Date Fair Value

Elliot Noss	-	-
Davinder Singh	2,000	42,240
Michael Cooperman	-	-
David Woroch	-	-
Jason Silverstein	1,200	25,344
Michael Goldstein	10,000	211,200

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

The Committee considers the impact of Section 162(m) when designing our executive compensation program and structured our Executive Bonus Plan, stock plans and performance share programs so that a number of awards may be granted under these plans and programs in a manner that complies with the requirements imposed by Section 162(m). Tax deductibility is not the primary factor used by the Committee in setting compensation, however, and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). We believe it is important to preserve flexibility in administering compensation programs as corporate objectives may not always be consistent with the requirements for full deductibility. While our Corporate Governance, Nominating and Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, our Compensation Committee may exercise discretion to pay non-deductible compensation if following the requirements of Section 162(m) would not be in the interests of our shareholders.

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

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Allen Karp, Chair Rawleigh Ralls Jeffrey Schwartz

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our Named Executive Officers, including our chief executive officer, our chief financial officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2017. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2017 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.2977 Canadian dollars for each U.S. dollar, which represents the average Bank of Canada exchange rate for 2017.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2017	$319,797	$123,853	$—	$—	$8,091	$451,741
President and Chief Executive Officer	2016	$304,075	$147,210	$—	$136,420	$7,924	$595,629
	2015	305,690	179,281	—	79,720	8,207	572,898

Davinder Singh(4)	2017	170,687	31,748	—	42,240	6,935	251,610
Chief Financial Officer	2016	148,742	18,868	—	127,555	5,377	300,542

Michael Cooperman(5)	2017	228,930	81,597	—	—	9,478	320,005
Chief Financial Officer	2016	231,321	96,985	—	68,210	9,283	405,799
	2015	232,531	140,505	—	39,860	9,614	422,510

David Woroch	2017	208,677	106,549	—	—	6,935	322,161
Executive Vice President, Domains	2016	198,415	102,834	—	68,210	6,566	376,025
	2015	199,468	144,859	—	39,860	6,800	390,987

Jason Silverstein(6)	2017	218,249	33,000	—	172,494	6,250	429,993
Vice President, Corporate Operations

Michael Goldstein	2017	168,529	32,558	—	211,200	6,935	419,222
Vice President, Sales and Marketing	2016	160,226	26,037	—	68,210	755	255,228
	2015	161,061	68,519	—	39,860	782	270,222

(1)

Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2017, 2016 and 2015 and bonus earned under our overachievement bonus programs during the fiscal years ended December 31, 2016 and 2015.

Of the 2017 amount, the following amounts were paid in February 2018:

Elliot Noss	$55,347
Davinder Singh	$14,187
Michael Cooperman	$36,463
David Woroch	$49,012
Jason Silverstein	$15,225
Michael Goldstein	$16,953

Of the 2016 amount, the following amounts were paid in February 2017:

Elliot Noss	$64,404
Davinder Singh	$16,054
Michael Cooperman	$42,431
David Woroch	$46,605
Michael Goldstein	$10,118

Of the 2015 amount, the following amounts were paid in February 2016:

Elliot Noss	$96,022
Michael Cooperman	$85,652
David Woroch	$87,557
Michael Goldstein	$53,346

(2)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 11 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

(3)	Amounts reported in this column are comprised of the following items:

	Year	Additional Health Spending Credits ($)	Car Allowance ($)	Health Club Membership ($)	All Other Compensation ($)
Elliot Noss	2017	$1,156	$6,935	$—	$8,091
	2016	1,132	6,792	—	7,924
	2015	1,172	7,035	—	8,207

Davinder Singh	2017	1,156	5,779	—	6,935
	2016	1,132	4,245	—	5,377

Michael Cooperman	2017	1,156	6,473	1,849	9,478
	2016	1,132	6,340	1,811	9,283
	2015	1,172	6,566	1,876	9,614

David Woroch	2017	1,156	5,779	—	6,935
	2016	1,132	5,434	—	6,566
	2015	1,172	5,628	—	6,800

Jason Silverstein	2017	—	6,250	—	6,250

Michael Goldstein	2017	1,156	5,779	—	6,935
	2016	755	—	—	755
	2015	782	—	—	782

(4) Mr. Singh was appointed to his position as CFO effective April 1, 2017. Compensation information for 2015 is not included as Mr. Singh joined the Company in February 2016.

(5) Mr. Cooperman retired from his position as CFO effective April 1, 2017 and remains with the Company as a strategic advisor.

(6) Mr. Silverstein joined the Company in January 2017 as a result of our acquisition of eNom.

Executive Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Noss. The annual total compensation for fiscal year 2017 for our PEO was $451,741, and for the median employee was $40,188. The resulting ratio of our PEO’s pay to the pay of our median employee for fiscal year 2017 is 11 to 1.

The measurement was prepared as of December 31, 2017 based on active employees as at that date and total compensation for the annual period then ended. The Company utilized tax records to determine the total annual compensation based on gross employment income each individual Form W-2 or equivalent for our international subsidiaries. Gross employment income includes salaries, bonus, company medical benefits, car allowance and benefits from exercise of stock-options. We determined the compensation of our median employee by calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the PEO from lowest to highest and determining the Median Employee. The Median Employee’s fiscal 2017 compensation was then determined in a manner consistent with the Summary Compensation Table above and compared to the PEO to derive the ratio.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards granted to our named executive officers in 2017:

Name	Grant date	All other option awards: Number of shares underlying options	Exercise or base price of option awards	Grant date fair value of option awards (1)
Elliot Noss	—	—	—	—

Davinder Singh	07/24/2017	2,000	$55.65	$42,240

Michael Cooperman	—	—	—	—

David Woroch	—	—	—	—

Jason Silverstein	01/20/2017	9,000	$43.15	$147,150
	07/24/2017	1,200	$55.65	$25,344

Michael Goldstein	07/24/2017	10,000	$55.65	$211,200

(1) Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see Note 11 entitled “Stock Options” in the notes to our audited financial statements, for a discussion of the assumptions underlying these calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	1,875	—	5.52	05/17/2019
	6,250	—	5.76	12/31/2019
	6,250	—	10.16	11/10/2020
	7,500	2,500	19.41	12/31/2021
	5,000	5,000	21.10	12/31/2022
	26,875	7,500

Davinder Singh	2,000	—	19.95	02/11/2023
	1,250	3,750	19.95	02/11/2023
	—	2,000	55.65	07/23/2024
	3,250	5,750

Michael Cooperman	250	—	5.76	12/31/2019
	3,125	—	10.16	11/10/2020
	3,750	1,250	19.41	12/31/2021
	2,500	2,500	21.10	12/31/2022
	9,625	3,750

David Woroch	7,500	—	5.52	05/17/2019
	6,250	—	5.76	12/31/2019
	6,250	—	10.16	11/10/2020
	5,000	1,250	19.41	12/31/2021
	5,000	2,500	21.10	12/31/2022
	30,000	3,750
Jason Silverstein	—	4,500	43.15	01/19/2024
	—	4,500	43.15	01/19/2024
	—	1,200	55.65	07/23/2024
	—	10,200

Michael Goldstein	782	—	8.56	05/12/2020
	800	800	15.93	08/10/2021
	1,250	1,250	19.41	12/31/2021
	1,250	2,500	21.10	12/31/2022
	—	10,000	55.65	07/23/2024
	4,082	14,550

The stock options grants listed in the above table were issued under our 2006 Plan.

Under the 2006 Plan, these options primarily vest over a period of four years and have a 7-year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

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

Elliot Noss (1)	2017	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$639,593	$2,639,593
Bonus Plan (3)		309,632	309,632
Acceleration of Unvested Equity Awards (4)		371,350	371,350

Benefits (5)
Car Allowance		13,870	13,870
Healthcare Flexible Spending Account		2,312	2,312

		$1,336,757	$3,336,757

Davinder Singh (1)	2017	Termination without Cause	Change in Control
Compensation
Base Salary/Severance		$99,567	$—
Bonus Plan (3)		23,150	—
Acceleration of Unvested Equity Awards (4)		69,825	—

Benefits (5)
Car Allowance		3,371	—
Healthcare Flexible Spending Account		674	—

		$196,587	$—

Michael Cooperman (1)	2017	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$457,859	$1,457,859
Bonus Plan (3)		185,946	185,946
Acceleration of Unvested Equity Awards (4)		185,675	185,675

Benefits (5)
Car Allowance		12,946	12,946
Healthcare Flexible Spending Account		2,312	2,312
Healthclub		3,698	3,698
		$848,436	$1,848,436

Jason Silverstein (1)	2017	Termination without Cause	Change in Control
Compensation
Base Salary/Severance		$145,499	$—
Bonus Plan (3)		30,000	—
Acceleration of Unvested Equity Awards (4)		44,670	—

Benefits (5)
Car Allowance		4,167	—
Healthcare Flexible Spending Account		-	—

		$224,336	$—

David Woroch (1)	2017	Termination without Cause	Change in Control
Compensation
Base Salary/Severance (2)		$399,964	$399,964
Bonus Plan (3)		204,219	204,219
Acceleration of Unvested Equity Awards (4)		248,975	248,975

Benefits (5)
Car Allowance		11,076	11,076
Healthcare Flexible Spending Account		2,216	2,216

		$866,450	$866,450

Michael Goldstein (1)	2017	Termination without Cause	Change in Control
Compensation
Base Salary/Severance		$196,617	$—
Bonus Plan (3)		44,951	—
Acceleration of Unvested Equity Awards (4)		300,971	—

Benefits (5)
Car Allowance		6,742	—
Healthcare Flexible Spending Account		1,349	—

		$550,630	$—

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2017
(2)

Severance for Mr. Noss is compensation for one year plus one-month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Cooperman and Woroch, severance compensation is for six months plus one-month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2017 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Cooperman and Woroch, that their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Messrs. Noss or Cooperman vest automatically and that for Mr. Woroch, that his options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2017, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2017 was $70.05.

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

Upon termination without cause, Mr. Woroch, Mr. Singh, Mr. Silverstein and Mr. Goldstein are each entitled to a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional completed year of service. Severance payments can be made in equal monthly installments. Mr. Woroch, Mr. Singh, Mr. Silverstein and Mr. Goldstein are each bound by a standard non-competition covenant for a period of twelve months following their termination.

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board of Directors during 2017 were Messrs. Karp (Chair), Schwartz and Ralls. To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers on our Board of Directors or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 2, 2018, by each of our directors and named executive officers, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 3, 2018	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	746,752	(2)	26,875	773,627	7.3%
Davinder Singh	—		4,500	4,500	*
Michael Cooperman	146,802	(3)	9,625	156,427	1.5%
David Woroch	142,272	(4)	26,250	168,522	1.6%
Jason Silverstein	—		5,625	5,625	*
Michael Goldstein	3,018	(5)	4,082	7,100	*
Allen Karp	16,754	(6)	15,000	31,754	*
Rawleigh Ralls	—		15,000	15,000	*
Robin Chase	4,375		7,500	11,875	*
Erez Gissin	1,511		16,376	17,887	*
Jeffrey Schwartz	30,625		7,500	38,125	*
Brad Burnham	26,112		4,375	30,487	*
All directors and executive officers as a group (16 persons)	1,168,649		175,428	1,344,077	12.7%

*     Less than 1%.

(1)     Based on 10,589,221 shares outstanding as of March 2, 2017.

(2)     Includes an aggregate of 120,670 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes an aggregate of 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 56,127 shares of common stock that are held in Mr. Noss’s former spouses name, over which he has voting power only, pursuant to a separation agreement of 2013. Includes an aggregate of 6,206 shares of common stock that are held in trust for Mr. Noss’s children. Includes 564,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)     Includes 146,802 shares of common stock that are held indirectly in Cooperman Limited Partnership.

(4)     Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)     Includes 3,018 shares of common stock that are held in Mr. Goldstein’s RRSP account.

(6)     Includes 5,000 shares of common stock that are held directly by Mr. Karp’s wife.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 2, 2018 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Investmentaktiengesellschaft fuer langfristige Invetoren TGV	974,292	(2)	9.2%
Ruengsdorfer Str. 2e
53173 Bonn, Germany

Osmium Partners, LLC	809,227	(3)	7.6%
300 Drakes Landing Road, Suite 172
Greenbrae, CA 94904

Renaissance Technologies, LLC	683,651	(4)	6.5%
800 Third Avenue
New York, NY 10022

(1)     Based on 10,589,221 shares outstanding as of March 2, 2018.

(2)     Investmentaktiengesellschaft fuer langfristige Invetoren TGV had sole dispositive power and sole voting power over 732,828 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on January 29, 2018 by Investmentaktiengesellschaft fuer langfristige Invetoren TGV.

(3)     John H. Lewis, who had shared dispositive power and shared voting power over 809,227 shares of common stock, is the controlling member of Osmium Partners, LLC, a Delaware limited liability company (“Osmium Partners”), which had shared dispositive power and shared voting power over 809,227shares of common stock and serves as the general partner of Osmium Capital, LP, a Delaware limited partnership (the “Fund”), which had shared dispositive power and shared voting power over 386,939 shares of common stock and Osmium Capital II, LP, a Delaware limited partnership (“Fund II”) which had shared dispositive power and shared voting power over 178,499 shares of common stock., Osmium Spartan, LP, a Delaware limited partnership (“Fund III”) which had shared dispositive power and shared voting power over 110,212 shares of common stock, and Osmium Diamond, LP, a Delaware limited partnership (“Fund IV”) which had shared dispositive power and shared voting power over 133,577 of common stock (all of the foregoing, collectively, the “Filers”). The Fund, Fund II, Fund III and Fund IV are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Fund, Fund II, Fund III and Fund IV directly own the common shares reported in this Statement. Mr. Lewis and Osmium Partners may be deemed to share with the Fund, Fund II, Fund III and Fund IV (and not with any third party) voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than the shares owned directly by such Filer. This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 14, 2018 by the Filers.

(4)     Each of Renaissance Technologies, LLC (“RTC”), and Renaissance Technologies Holdings Corporation (“RTHC”), which had majority ownership of RTC, have sole voting and dispositive power over 683,651 shares of common stock. This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 14, 2018 by RTC and RTHC.

 Equity Compensation Plan Information

 The following table provides information for our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	653,571	$36.69	454,300
Equity compensation plans not approved by security holders	—	—	—
Total	653,571	$36.69	454,300

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2017 and 2016 are set forth below:

	2017 Fees	2016 Fees
Audit Fees (1)	$489,752	$311,934
Audit-Related Fees (2)	11,950	—
Tax Fees (3)	125,333	110,844
All Other Fees	—	—
Total Fees	$627,035	$422,778

(1)

Consists of fees and expenses for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, and (c) audit services related to mergers and acquisitions.

(2)	Consists of fees and expenses for assurance and related services, such as the review of non-periodic filings with the SEC.

(3)	Consists of fees and expenses for tax compliance and advisory services.

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

2.2

First Amendment dated June 13, 2017 to Stock Purchase Agreement, dated as of January 20, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 2.3 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 15, 2017, 2017).

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

10.2*

Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.3 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 28, 2003).

Exhibit No.	Description

10.3*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.4 filed with Tucows’ annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 28, 2003).

10.4

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.5

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 18, 2004 (Incorporated by reference to Exhibit 10.8 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

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

10.8

Amended and Restated Supplemental Agreement, dated December 14, 2012, between Tucows.com Co., Tucows (Delaware), Inc. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.9

Guaranty, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.10

Loan Agreement, dated as of July 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on July 31, 2007).

10.11

Credit Agreement, dated as of August 18, 2016, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal and Royal Bank of Canada, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 19, 2016).

10.12

First Amended and restated Credit Agreement, dated as of January 20, 2017, by and amount Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

10.13

First Amendment dated June 6, 2017 to the Amended and restated Credit Agreement, dated as of January 20, 2017, by and amount Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 9, 2017).

10.14

Interim Amendment dated December 5, 2017 to the Amended and restated Credit Agreement, dated as of January 20, 2017, by and amount Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 8, 2017).

Exhibit No.	Description

10.15

Second Interim Amendment, dated as of January 24, 2018, to the First Amended and Restated Credit Agreement, dated as of January 20, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware), Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 24, 2018).

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

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of the Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tucows Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Tucows Inc. as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired eNom, Incorporated during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, eNom, Incorporated’s internal control over financial reporting associated with total assets of $83 million and total revenues of $111 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of eNom, Incorporated.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form-10K for the fiscal year ended December 31, 2017. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB and in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
March 6, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 6, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(t) to the consolidated financial statements, on January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU No. 2016-09, Stock Compensation (Topic 718).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB and in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2000.

Toronto, Canada

March 6, 2018

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

	December 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$18,049,164	$15,105,075
Accounts receivable, net of allowance for doubtful accounts of $168,409 as of December 31, 2017 and $164,145 as of December 31, 2016	12,376,104	10,925,622
Inventory	2,944,246	1,210,789
Prepaid expenses and deposits	14,185,586	6,250,555
Derivative instrument asset, current portion (note 6)	-	172,888
Prepaid domain name registry and ancillary services fees, current portion	103,302,472	49,396,737
Income taxes recoverable	3,003,873	220,451
Total current assets	153,861,445	83,282,117

Prepaid domain name registry and ancillary services fees, long-term portion	23,700,931	10,993,156
Property and equipment (note 4)	24,620,298	13,450,438
Deferred tax asset (note 9)	-	5,708,725
Intangible assets (note 5)	58,414,178	19,973,793
Goodwill (note 5)	90,053,483	21,005,143
Total assets	$350,650,335	$154,413,372

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$7,026,282	$4,786,645
Accrued liabilities	6,412,578	7,098,905
Customer deposits	15,255,305	5,418,622
Deferred rent, current portion	20,991	20,854
Loan payable, current portion (note 8)	18,289,853	2,233,110
Deferred revenue, current portion	129,154,622	62,795,079
Accreditation fees payable, current portion	1,174,733	528,027
Income taxes payable	1,226,157	1,548,121
Total current liabilities	178,560,521	84,429,363

Deferred revenue, long-term portion	31,426,906	15,053,977
Accreditation fees payable, long-term portion	288,755	115,084
Deferred rent, long-term portion	129,777	124,202
Loan payable, long-term portion (note 8)	58,634,174	8,015,698
Deferred gain	429,400	944,680
Deferred tax liability (note 9)	19,833,678	4,827,192

Redeemable non-controlling interest (note 3 (a))	1,136,390	3,086,090

Stockholders' equity (note 10)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,583,879 shares issued and outstanding as of December 31, 2017 and 10,461,574 shares issued and outstanding as of December 31, 2016	15,368,161	14,460,500
Additional paid-in capital	2,166,768	2,857,921
Retained earnings	42,675,805	20,399,511
Accumulated other comprehensive income	-	99,154
Total stockholders' equity	60,210,734	37,817,086
Total liabilities and stockholders' equity	$350,650,335	$154,413,372

Commitments and contingencies (note 15)

Subsequent events (note 17)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in U.S. dollars)

	Year ended December 31,
	2017	2016	2015

Net revenues (note 16)	$329,420,741	$189,818,932	$171,686,779

Cost of revenues (note 16)
Cost of revenues	230,599,632	120,186,962	112,980,685
Network expenses	9,324,454	5,210,500	5,464,777
Depreciation of property and equipment	3,142,398	1,319,819	1,144,988
Amortization of intangible assets (note 5)	1,833,628	48,017	38,520
Total cost of revenues	244,900,112	126,765,298	119,628,970

Gross profit	84,520,629	63,053,634	52,057,809

Expenses:
Sales and marketing	29,422,984	20,754,752	17,394,376
Technical operations and development	7,257,720	4,494,819	4,502,845
General and administrative	13,593,901	11,404,793	10,661,949
Depreciation of property and equipment	585,424	503,864	259,307
Amortization of intangible assets (note 5)	6,566,308	905,157	224,206
Impairment of indefinite life intangible assets (note 5)	111,251	42,673	206,116
Loss (gain) on currency forward contracts (note 7)	(98,227)	(98,977)	792,900
Total expenses	57,439,361	38,007,081	34,041,699

Income from operations	27,081,268	25,046,553	18,016,110

Other income (expense):
Interest expense, net	(3,567,156)	(449,838)	(159,025)
Other income, net (note 13)	560,656	516,209	85,872
Total other income (expense)	(3,006,500)	66,371	(73,153)

Income before provision for income taxes	24,074,768	25,112,924	17,942,957

Provision for income taxes (note 9)	1,748,174	9,045,770	6,569,227

Net income before redeemable non-controlling interest	22,326,594	16,067,154	11,373,730

Redeemable non-controlling interest	(386,995)	(871,493)	(284,509)

Net income attributable to redeemable non-controlling interest	386,995	871,493	284,509

Net income for the period	22,326,594	16,067,154	11,373,730

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 7)	550,347	567,816	(2,031,465)
Net amount reclassified to earnings (note 7)	(649,501)	640,790	1,544,454
Other comprehensive income (loss) net of tax of $56,406 and $668,637 for the year ended December 31, 2017 and December 31, 2016 (note 7)	(99,154)	1,208,606	(487,011)

Comprehensive income for the period	$22,227,440	$17,275,760	$10,886,719

Basic earnings per common share (note 14)	$2.12	$1.53	$1.04

Shares used in computing basic earnings per common share (note 14)	10,537,356	10,524,856	10,968,500

Diluted earnings per common share (note 14)	$2.07	$1.50	$1.00

Shares used in computing diluted earnings per common share (note 14)	10,793,622	10,713,595	11,360,084

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in U.S. dollars)

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2014	11,329,732	14,130,059	29,090,058	(6,955,283)	(622,441)	$35,642,393
Exercise of stock options	517,998	1,784,112	(980,976)	-	-	803,136
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(99,675)	-	(1,306,981)	-	-	(1,306,981)
Repurchase and retirement of shares (note 10)	(1,062,456)	(1,383,538)	(22,232,748)	-	-	(23,616,286)
Income tax effect related to stock options exercised	-	-	3,431,017	-	-	3,431,017
Stock-based compensation (note 11)	-	-	526,025	-	-	526,025
Net income	-	-	-	11,373,730	-	11,373,730
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3)	-	-	-	(36,598)	-	(36,598)
Other comprehensive income (loss)	-	-	-	-	(487,011)	(487,011)
Balances,December 31, 2015	10,685,599	14,530,633	8,526,395	4,381,849	(1,109,452)	26,329,425

Exercise of stock options	109,963	350,506	(204,116)	-	-	146,390
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(25,572)	-	(363,285)	-	-	(363,285)
Repurchase and retirement of shares (note 10)	(308,416)	(420,639)	(6,759,618)	-	-	(7,180,257)
Income tax effect related to stock options exercised	-	-	859,111	-	-	859,111
Stock-based compensation (note 11)	-	-	799,434	-	-	799,434
Net income	-	-	-	16,067,154	-	16,067,154
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3(a))	-	-	-	(49,492)	-	(49,492)
Other comprehensive income (loss)	-	-	-	-	1,208,606	1,208,606
Balances, December 31, 2016	10,461,574	14,460,500	2,857,921	20,399,511	99,154	37,817,086

Exercise of stock options	172,759	907,661	(686,074)	-	-	221,587
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(50,454)	-	(1,461,651)	-	-	(1,461,651)
Stock-based compensation (note 11)	-	-	1,456,572	-	-	1,456,572
Net income	-	-	-	22,326,594	-	22,326,594
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(50,300)	-	(50,300)
Other comprehensive income (loss)	-	-	-	-	(99,154)	(99,154)
Balances, December 31, 2017	10,583,879	$15,368,161	$2,166,768	$42,675,805	$-	$60,210,734

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

		Year ended December 31,
	2017	2016	2015
Cash provided by:
Operating activities:
Net income for the period	$22,326,594	$16,067,154	$11,373,730
Items not involving cash:
Depreciation of property and equipment	3,727,822	1,823,683	1,404,296
Loss on write off of property and equipment	16,951	-	-
Amortization of debt discount and issuance costs	273,010	31,166	-
Amortization of intangible assets	8,399,936	953,174	262,726
Impairment of indefinite life intangible asset	111,251	42,673	206,116
Deferred income taxes (recovery)	(3,336,824)	1,194,232	134,861
Excess tax benefits on share-based compensation expense	(2,796,171)	859,111	3,431,017
Amortization of deferred rent	5,712	24,729	27,449
Loss on disposal of domain names	290,793	29,691	24,066
Other income	(515,280)	(515,280)	(85,872)
Loss (gain) on change in the fair value of forward contracts	17,328	(322,732)	136,276
Stock-based compensation	1,456,572	799,434	526,025
Change in non-cash operating working capital:
Accounts receivable	1,009,620	(3,754,234)	(220,188)
Inventory	(1,733,457)	(307,014)	(442,806)
Prepaid expenses and deposits	(1,642,016)	(1,182,765)	(1,282,054)
Prepaid domain name registry and ancillary services fees	4,030,485	(4,640,923)	630,653
Income taxes recoverable	(426,068)	3,176,532	(2,321,345)
Accounts payable	(3,825,526)	390,887	249,931
Accrued liabilities	(1,274,773)	1,243,219	1,691,356
Customer deposits	1,084,933	281,713	675,182
Deferred revenue	4,933,478	6,255,027	366,273
Accreditation fees payable	(237,730)	59,331	(10,664)
Net cash provided by operating activities	31,896,640	22,508,808	16,777,028

Financing activities:
Proceeds received on exercise of stock options	221,587	146,390	803,136
Payment of tax obligations resulting from net exercise of stock options	(1,461,651)	(363,285)	(1,306,981)
Repurchase of common stock	-	(7,180,257)	(23,616,286)
Proceeds received on loan payable	86,998,000	16,989,583	3,500,000
Repayment of loan payable	(19,975,574)	(9,758,276)	-
Payment of loan payable costs	(620,217)	(513,665)	-
Net cash provided by (used in) financing activities	65,162,145	(679,510)	(20,620,131)

Investing activities:
Additions to property and equipment	(12,934,872)	(7,917,822)	(2,967,360)
Proceeds on waiver of rights to .online registry	-	-	6,619,831
Remaining payment for the acquisition of Ting Virginia, LLC., net of cash of $21,423	-	-	(357,492)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 3(a))	(2,000,000)	-	-
Acquisition of Enom Incorporated, net of cash (note 3(b))	(76,237,460)	-	-
Acquisition of intangible assets	(2,942,364)	(6,529,654)	-
Net cash used in investing activities	(94,114,696)	(14,447,476)	3,294,979

Increase in cash and cash equivalents	2,944,089	7,381,822	(548,124)

Cash and cash equivalents, beginning of period	15,105,075	7,723,253	8,271,377
Cash and cash equivalents, end of period	$18,049,164	$15,105,075	$7,723,253

Supplemental cash flow information:
Interest paid	$3,587,554	$420,298	$173,197
Income taxes paid, net	$7,815,208	$3,766,664	$3,132,105
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$213,836	$446,821	$217,198

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

(d) Inventory

Inventory primarily consists of mobile devices, mobile sim cards and related accessories, and Internet optical network terminals and are stated at the lower of cost or net realizable value. Cost is determined based on actual cost of the mobile device, accessory shipped or optical network terminals.

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

Intangibles Assets not subject to amortization

Intangible assets not subject to amortization consist of surname domain names and direct navigation domain names. While the domain names are renewed annually, through payment of a renewal fee to the applicable registry, the Company has the exclusive right to renew these names at its option. Renewals occur routinely and at a nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, economic or other factors that limit the useful life of these domain names on an aggregate basis and accordingly treat the portfolio of domain names as indefinite life intangible assets. The Company re-evaluates the useful life determination for domain names in the portfolio each year to determine whether events and circumstances continue to support an indefinite useful life.

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

Intangible Assets subject to amortization

Intangible assets subject to amortization, consist of brand, customer relationships, technology and network rights and are amortized on a straight-line basis over their estimated useful lives as follows:

	(in years)

Technology		2

Brand		7

Customer relationships	4	-	7

Network rights		15

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

The Company is an ICANN accredited registrar. Thus, the Company is  the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.

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

Revenue generated from the sale of domain names, earned from transferring the rights to domain names under the Company’s control, are recognized once the rights have been transferred and payment has been received in full, except where a fixed contract has been negotiated, in which case revenues are recognized once all the terms of the contract have been satisfied.

The Company also generates advertising and other revenue through its online libraries of shareware, freeware and online services presented on its website. Advertising revenue includes revenue derived from cost per action advertising links we display on third party websites who provide syndicated pay-per-click advertising on Domain Expiry Stream domains and the Company’s Portfolio Domains. In addition, the Company uses third party partners to derive pay-per-click advertising on the Tucows.com website. Advertising revenue is recognized on a monthly basis based on the number of cost-per-action services that were provided in the month.

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

(l) Translation of foreign currency transactions

The Company’s functional currency is the United States dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the rate at the date of the transactions.

(m) Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the year that includes the enactment date. A valuation allowance is recorded if it is not “more likely than not” that some portion of or all of a deferred tax asset will be realized.

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

The fair value of the derivative financial instruments is determined using an estimated credit-adjusted mark-to-market valuation (a level 2 measurement) which takes into consideration the Company and the counterparty credit risk.

(r) Investments

The Company accounts for investment in entities over which they have ability to exert significant influence, but do not control and are not the primary beneficiary of, including NameJet, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in other income in the statements of operations and comprehensive income. The proportional shares of affiliate earnings or losses accounted for under the equity method of accounting were not material for all periods presented.

(s) Segment reporting

The Company operates in two operating segments, Domain Services and Network Access Services.

The Company’s Domain Services revenues are attributed to the country in which the contract originates. Revenues from domain names issued under the OpenSRS brand from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer. Revenues from domain names issued under the eNom brand from the Kirkland, Washington location are attributable to the United States because it is impracticable to determine the country of the customer. The Company’s Network Access Services which consist primarily of mobile telephony services, as well as the provisioning of high speed Internet access, Internet hosting and consulting services, which are generated primarily through its business operations in the United States.

The Company’s assets are located in Canada, the United States and Germany.

(t)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2017, the Company adopted Accounting Standards Updates ("ASU") No. 2016-05, Derivatives and Hedging (Topic 815) and ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The adoption of these updates did not have a significant impact on the consolidated financial statements.

In January 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-01”), which simplifies the current two-step test to determine the amount, if any, of goodwill impairment. This update removes the second step of the quantitative test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The update was applied to the Company's goodwill impairment evaluation for the year ended December 31, 2017.

On January 1, 2017, the Company also adopted ASU No. 2016-09, Stock Compensation (Topic 718), which simplifies the presentation of several aspects of the accounting for employee share-based payment transactions. The areas for simplification include the income tax consequences, accounting for forfeitures, and classification on the statement of cash flows. The impacts of the adoption of ASU 2016-09 on our consolidated financial statements are as follows:

●

Accounting for Income Taxes – the standard requires that all excess tax benefits and tax deficiencies related to employee share-based payments are recognized through income tax expense on a prospective basis, which resulted in the recognition of $2.8 million in excess tax benefits as a reduction of tax expense related to employee share-based payments for the year ended December 31, 2017.

●

Cash Flow Classification – as a result of the new standard, all excess tax benefits related to employee share-based payments which have been historically shown as a financing activity, should now be presented as an operating activity along with other income tax cash flows. Additionally, the standard requires that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The Company elected to apply both changes on a retrospective basis such that the comparative period is presented on a consistent basis as the current presentation; and

●

Forfeitures – the standard allows for an entity-wide accounting policy election to either estimate the number of awards that are not expected to vest because the requisite service period will not be rendered, or to account for forfeitures as they occur. Prior to the adoption of ASU 2016-09 the Company estimated forfeitures for the purpose of accounting for stock-based compensation. Beginning January 1, 2017, the Company utilized the election to account for forfeitures as incurred. In accordance with the provisions of the new standard, the change has been adopted on a modified retrospective basis; however, the cumulative adjustment to opening retained earnings was immaterial.

Recent Accounting Pronouncements Not Yet Adopted

 In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendment update provides a screen to determine when a series of integrated activities is not a business. If the screen is not met, it first requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second removes the evaluation of whether a market participant could replace the missing elements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-01 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).

The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. While we are continuing to assess all potential impacts of the standard, the Company currently does not expect any significant impact on its consolidated financial statements related to the adoption of the new standard for the following reasons:

Domain Services: Most of the Company’s contracts related to Domain Services would individually be considered single “performance obligations” measured over the period of service, which is consistent with the revenue recognition policy under US GAAP.

Network Access: The vast majority of revenue generated by the Network Access segment is related to mobile service contracts. Billings and “performance obligations” related to mobile service contracts are synchronized because mobile services are offered exclusively on a month-to-month basis without long-term commitments, device subsidization or financing arrangements embedded in the mobile service contract.

However, the Company does expect to recognize changes related to Contract Acquisition costs related to certain retail Domain and Network Access sales. Topic 606 requires the deferral and amortization of “incremental” costs incurred to obtain a contract where the associated contract duration is greater than one year. The Company’s applicable contract acquisition costs include commissions paid to sales employees, commissions paid to marketing partners and marketing credits issued to existing customers for referring new customers. Under current U.S. GAAP, the Company expenses the aforementioned commissions and marketing credits as operating expenses.

The Company will continue to assess the impact of Topic 606 as it works through the adoption in 2018, and there remain areas still to be fully concluded upon. Further, there remain ongoing interpretive reviews, which may alter the Company's conclusions and the financial impact of Topic 606.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases.  In January 2018, the FASB issued an update through ASU No. 2018-02, Leases (Topic 842) which provides practical expedients for land easements that exist or expired before adoption of Topic 842.  The new lease guidance is effective for annual and interim reporting periods beginning after December 15, 2018 ( January 1, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019 and is in the process of evaluating the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements.

3. Acquisitions:

(a)	Blue Ridge Websoft

On February 27, 2015, Ting Fiber, Inc., one of the Company’s wholly owned subsidiaries, acquired a 70% ownership interest in the newly formed Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the "BRI Group") for consideration of approximately $3.5 million. Ting Virginia, LLC was an independent Internet service provider in Charlottesville, Virginia.

On February 1, 2017, under the terms of a call option in the agreement, Ting Fiber, Inc. acquired an additional 20% interest in Ting Virginia, LLC from the selling shareholders (the “Minority Shareholders”) for consideration of $2.0 million. The Company recorded the $2.0 million payment as a reduction in the carrying value of Redeemable non-controlling interest. Following the exercise of the call option, the Minority Shareholders chose not to exercise their right to put their remaining 10% interest in Ting Virginia, LLC to Ting Fiber, Inc. The Minority Shareholders retain the right, on the fourth anniversary of the closing date ( February 27, 2019), to exercise their put option under which Ting Fiber, Inc. would be obligated to purchase their remaining interest for $120,000 per percentage point of the additional equity interest acquired.

The Company has determined that the put option is embedded within the non-controlling interest shares that are subject to the put options. The redemption feature requires classification of the Minority Shareholders’ Interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest”. As at December 31, 2017, the value of the Redeemable non-controlling interest is $1.1 million and is being accreted to the redemption value of $1.2 million through February 27, 2019.

On February 13, 2018, the Company purchased the remaining 10% ownership interest in Ting Virginia, LLC (Note 17 Subsequent events).

(b)	eNom, Incorporated

On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom, Incorporated (“eNom”), a domain name registrar business. The acquisition provides Tucows additional scale and efficiency opportunities across its domain registrar operations. The purchase price was $77.8 million, which represented the agreed upon purchase of $83.5 million less an amount of $5.7 million related to the working capital deficiency acquired. The purchase price and the majority of the related acquisition costs was financed through borrowings under Facility D of the 2017 Amended Credit Facility agreement (note 8).

The Company has prepared a final purchase price allocation of the assets acquired and the liabilities assumed of eNom based on management’s best estimates of fair value. The final purchase price reflects the final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities.

The following table shows the final allocation of the purchase price for eNom to the acquired identifiable assets and liabilities assumed:

Goodwill	$69,048,340
Cash	1,594,217
Brand	12,400,000
Developed technology	3,900,000
Customer relationships	28,000,000
Prepaid domain registry fees	70,643,994
Other assets	10,170,789
Total assets	195,757,340

Deferred Revenue	(77,798,994)
Deferred Tax Liabilities	(24,223,276)
Other liabilities	(15,903,393)
Total liabilities	(117,925,663)

Consideration Paid	$77,831,677

As required by ASC 805, Business Combinations, the Company has recorded deferred revenue at fair value at the acquisition date, which was determined by estimating the costs associated with customer support services and prepaid domain name registration fees to fulfill the contractual obligations over the remaining life of the contract at the acquisition date plus a normal profit margin.

The goodwill related to this acquisition is primarily attributable to synergies expected to arise from the acquisition and is not deductible for tax purposes.

In connection with this acquisition, the Company incurred total acquisition related costs of  $0.3 million which is included in General & Administrative expenses in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2017 (2016: $0.5 million).

The amount of eNom’s revenues and net income included in our Consolidated Statements of Comprehensive Income for the year ended December 31, 2017 are $110.8 million and $5.1 million, respectively. The net income includes certain expenses that have been allocated to eNom’s results, as separately identifiable expenses are not available because of our continued efforts at fully integrating eNom’s operations within our combined company.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of eNom had occurred as of January 1, 2016. This unaudited pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Unaudited
	Twelve months ended December 31,
	2017	2016

Net revenues	$333,882,963	$338,591,378
Net income	21,954,421	2,175,915

Basic earnings per common share	2.09	0.21
Diluted earnings per common share	$2.04	$0.21

4. Property and equipment:

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Computer equipment	$12,312,120	$8,122,420
Computer software	1,449,480	1,277,972
Furniture and equipment	1,308,171	1,168,691
Vehicles and tools	1,305,900	830,543
Fiber network	14,052,618	7,095,971
Customer equipment and installations	6,774,031	3,889,581
Leasehold improvements	170,619	110,453
	37,372,939	22,495,631
Less:
Accumulated depreciation	12,752,641	9,045,193
	$24,620,298	$13,450,438

Depreciation of property and equipment:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Depreciation of property and equipment	$3,727,822	$1,823,683	$1,404,296

During the year ended December 31, 2017, property, plant and equipment with a net book value of $16,951 was written off. During the years ended December 31, 2016 and 2015, no property, plant and equipment were written off.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $90.1 million as of December 31, 2017, up $69.0 million from December 31, 2016, as a result of the acquisition of eNom (note 3(b)). The Company's goodwill relates 98% ($88.0 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in note 2(g) and there were no indications of impairment in the 2017 and 2016 impairment tests.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment assessments performed throughout the year. During 2017, we assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the year ended December 31, 2017, domain names, with a book value of $0.1 million, were not renewed and were recorded as an impairment of indefinite life intangible assets. During the year ended December 31, 2016 domain names, with a book value of $42,673, were not renewed and were recorded as impairments of indefinite life intangible assets. Impairment of $0.2 million was recorded for the year ended December 31, 2015.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of four to fifteen years.

On January 20, 2017, the Company acquired eNom, a wholesale and retail domain registrar. The Company acquired the assets and liabilities of eNom including wholesale and retail brands, proprietary technology and the existing customer relationships. The Company has accounted for these on a fair value basis and each intangible asset is being amortized over the estimated useful life. The amortization for the brands, technology and customer relationships are 7, 2 and 7 years, respectively. See note 3(b) for further details.

On September 19, 2017, the Company acquired the consumer related assets of Otono, Networks Inc. for consideration of $2.6 million and assumed working capital liabilities of $1.4 million. The intangible assets acquired relate to customer relationships and are being amortized on a straight-line basis over a period of 7 years.

In Fiscal 2017, the Company also completed two smaller domain related asset acquisitions, primarily domain hosting customer relationships, for a total consideration of $0.3 million. These assets have been assigned to Customer Relationships and are being amortized over 7 years.

Acquired intangible assets consist of the following:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances, December 31, 2015	$11,339,355	$1,897,318	$79,670	$499,854	$-	$653,480	$14,469,677
Acquisition of customer relationships	-	-	-	6,529,654	-	-	6,529,654
Additions to/(disposals from) domain portfolio, net	(6,166)	(23,525)	-	-	-	-	(29,691)
Impairment of indefinite life intangible assets	(37,968)	(4,705)	-	-	-	-	(42,673)
Amortization expense	-	-	(74,460)	(830,697)	-	(48,017)	(953,174)
Balances December 31, 2016	$11,295,221	$1,869,088	$5,210	$6,198,811	$-	$605,463	19,973,793
Reclassifications	-	-	43,620	(45,509)	-	1,889	-
Acquisition of Enom (note 3(b))	-	-	12,400,000	28,000,000	3,900,000	-	44,300,000
Acquisition of consumer related assets of Otono Networks, Inc.	-	-	-	2,622,670	-	-	2,622,670
Acquisition of customer relationships	-	-	-	319,694	-	-	319,694
Additions to/(disposals from) domain portfolio, net	(38,291)	(252,501)	-	-	-	-	(290,792)
Impairment of indefinite life intangible assets	-	(111,251)	-	-	-	-	(111,251)
Amortization expense	-	-	(1,656,040)	(4,910,268)	(1,787,500)	(46,128)	(8,399,936)
Balances December 31, 2017	$11,256,930	$1,505,336	$10,792,790	$32,185,398	$2,112,500	$561,224	$58,414,178

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending December 31,
2018	$9,246,620
2019	7,335,572
2020	7,173,072
2021	7,173,072
2022	7,173,072
Thereafter	7,550,504
Total	$45,651,912

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2017:

December 31, 2017
	Fair Value Measurement Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument asset	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2016:

	December 31, 2016
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$172,888	$—	$172,888
Total Liabilities	$—	$172,888	$—	$172,888

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2017 and 2016, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2017, the Company did not hold any forward contracts to sell U.S. dollars. As of December 31, 2016, the Company held $26.6 million, of which $24.0 million met the requirements of ASC Topic 815 and were designated as hedges.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2017 and 2016, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see note 6)

Derivatives	Balance Sheet Location	December 31, 2017 Assets at Fair Value	December 31, 2016 Assets at Fair Value

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$—	$155,560

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$—	$17,328

Total foreign currency forward contracts	Derivative instruments	$—	$172,888

Movement in AOCI balance for the year ended December 31, 2017

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2016	$155,560	$(56,406)	$99,154

Other comprehensive income (loss) before reclassifications	863,425	(313,078)	550,347
Amount reclassified from accumulated other comprehensive income	(1,018,985)	369,484	(649,501)
Other comprehensive income (loss) for the year ended December 31, 2017	(155,560)	56,406	(99,154)

Ending AOCI balance – December 31, 2017	$—	$—	$—

Movement in AOCI balance for the year ended December 31, 2016

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Other comprehensive income (loss) before reclassifications	871,925	(304,109)	567,816
Amount reclassified from accumulated other comprehensive income	1,005,318	(364,528)	640,790
Other comprehensive income (loss) for the year ended December 31, 2016	1,877,243	(668,637)	1,208,606

Ending AOCI balance – December 31, 2016	$155,560	$(56,406)	$99,154

Movement in AOCI balance for the year ended December 31, 2015

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2014	$(946,676)	$324,235	$(622,441)

Other comprehensive income (loss) before reclassifications	(3,171,740)	1,140,275	(2,031,465)
Amount reclassified from accumulated other comprehensive income	2,396,733	(852,279)	1,544,454
Other comprehensive income (loss) for the year ended December 31, 2015	(775,007)	287,996	(487,011)

Ending AOCI balance – December 31, 2015	$(1,721,683)	$612,231	$(1,109,452)

Effects of derivative instruments on income and other comprehensive income (OCI)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness

Foreign currency forward contracts – year ended December 31, 2017		Operating expenses	$878,519
	$(99,154)	Cost of revenues	$140,466	Operating expenses	$-

		Operating expenses	$(736,616)
Foreign currency forward contracts – year ended December 31, 2016	$1,208,606	Cost of revenues	$(221,460)	Operating expenses	$(47,242)

		Operating expenses	$(1,870,818)
Foreign currency forward contracts – year ended December 31, 2015	$(487,011)	Cost of revenues	$(525,916)	Operating expenses	$(294,113)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a gain of $0.1 million upon settlement in the consolidated statement of comprehensive income with no contracts outstanding at December 31, 2017. The Company has recorded a loss of $0.2 million upon settlement and a gain of $0.3 million for the change in fair value of outstanding contracts for the year ended December 31, 2016, in the consolidated statement of comprehensive income. The Company has recorded a loss of $0.5 million upon settlement and a loss of $0.1 million for the change in fair value of outstanding contracts for the year ended December 31, 2015, in the consolidated statement of comprehensive income.

8. Loan payable:

2017 Amended Credit Facility

On January 20, 2017, the Company entered into an amended and restated secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO” or the “Administrative Agent”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. This amendment and restatement to the Company’s 2016 Credit Facility (defined below), among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $84.5 million (the “Facility D”). The Company immediately drew down $84.5 million under Facility D to fund the acquisition of eNom (note 3(b)). The “2016 Credit Facility” refers to the credit facility established under the Company’s secured credit agreement (the “2016 Credit Agreement”) among the Company, BMO and the Lenders, dated as of August 18, 2016.

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

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 3.00:1 until September 30, 2017, 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $32.8 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the year ended December 31, 2017, the Company was in compliance with these covenants.

On June 6, 2017, the Company entered into the First Amendment to First Amended and Restated Credit Agreement (the “First Amendment”) with BMO and the Lenders. Among other things, the First Amendment (i) increases the amount available for borrowing under “Facility C,” a committed, non-revolving credit facility by $502,500, which was the portion of Facility D which was not used by the Company to fund its acquisition of eNom and was cancelled in accordance with the Credit Agreement, (ii) allows the Company to maintain bank accounts with Commonwealth Bank of Australia, subject to certain restrictions, (iii) provides for an extension of time for the Company to transfer its bank accounts from Silicon Valley Bank, and (iv) amends the definition of “EBITDA” to provide for an add-back in respect of certain liabilities.

On December 5, 2017, the Company entered into the Interim Amendment to First Amended and Restated Credit Agreement (the “Interim Amendment”) with BMO and the Lenders. The Interim Amendment provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company and amends the definition of “Obligations” to include an aggregate amount of up to $5,000,000 of the credit card facilities in the definition of Obligations.

On January 24, 2018, subsequent to year-end, the Company entered into the Second Interim Amendment to First Amended and Restated Credit Agreement (the “Second Interim Amendment”) with BMO and the Lenders (note 17(b)).

 Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities:

	December 31, 2017	December 31, 2016

Facility B	-	$6,000,000
Facility C	5,930,338	4,731,306
Facility D	71,823,300	-
Less: unamortized debt discount and issuance costs	(829,611)	(482,498)
Total loan payable	76,924,027	10,248,808
Less: loan payable, current portion	18,289,853	2,233,110
Loan payable, long-term portion	58,634,174	$8,015,698

The following table summarizes our scheduled principal repayments as of December 31, 2017:

Principal repayments
2018	18,289,853
2019	18,289,853
2020	18,103,004
2021	17,542,457
2022	4,867,757
Thereafter	660,714
$77,753,638

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

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2017, the Company held nil contracts to trade U.S. dollars in exchange for Canadian dollars (note 7).

During fiscal 2017, the Company entered into a corporate credit card program with the Bank of Nova with credit limits of $1.0 million for US Dollar credit cards and CDN$0.5 million for Canadian Dollar credit cards.

9. Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	Year ended December 31,
	2017	2016	2015

Income for the year before provision for income taxes	$24,074,768	$25,112,924	$17,942,957
Computed tax expense	8,185,420	8,538,245	6,100,605

Increase (reduction) in income tax expense resulting from:
State income taxes	656,603	530,803	265,489
Effect of the decrease in Federal tax rate on deferred taxes	(10,036,080)	-	-
Valuation allowance on pre-2017 Foreign Tax Credits	1,275,937	-	-
Non-creditable 2017 Foreign Tax	2,903,400	-	-
Excess tax benefits on share-based compensation expense	(2,796,171)	-	-
Permanent differences	1,635,611	290,327	278,959
Others	(76,546)	(313,605)	(75,826)
Provision for income taxes	$1,748,174	$9,045,770	$6,569,227

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% ; (2) changing rules related to uses and limitations of net operating loss carry forwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; and (6) new tax rules related to foreign operations.

          We have calculated, as a provisional estimate, a net $5.8 million non-cash tax benefit through income from continuing operations for the re-measurement impact related to the changes in tax laws included in the Tax Act. The primary driver of this re-measurement was the result of the reduction in the corporate tax rate from 35% to 21% which resulted in our recognizing, based on the rates at which they are expected to reverse in the future, a $10.0 million non-cash tax benefit through income from continuing operations for the re-measurement of our deferred tax assets and liabilities. This amount was partially offset by our recording a valuation allowance of $1.3 million related to prior year Foreign Tax Credits that we have determined are no longer more likely than not to be used as the tax rate in the jurisdiction where these Foreign Tax Credits is generated is higher than the 21% corporate tax rate.  In addition, the impact of the prepaid registry fee deduction, more fully described below, together with the reduction in the tax rate to 21% make it unlikely we will be able to claim the fiscal 2017 foreign taxes paid in future years and as such opted to utilise the foreign taxes paid as a deduction for 2017 income tax purposes, the net negative effect of which is a $2.9 million addition to income tax expense.  The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was less than $0.1 million.

On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the Tax Act may cause us to adjust the provisional amounts recorded as of December 31, 2017. In accordance with the SEC's guidance, we will record such adjustments as current tax expense in the period in which relevant guidance or additional information becomes available and our analysis is complete.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017, and 2016 are presented below:

	December 31, 2017	December 31, 2016
Deferred tax assets (liabilities):
Deferred tax assets:
Deferred revenue	$7,573,276	$5,482,080
Foreign tax credits	1,275,937	1,275,937
Amortization	(1,936,615)	(2,184,944)
Net operating losses	2,544,862	-
Accruals, including foreign exchange and other	517,493	1,135,652
Sub-total Deferred tax assets	9,974,953	5,708,725
Valuation allowance	(1,275,937)	-
Total deferred tax assets	$8,699,016	$5,708,725
Deferred tax liabilities:
Prepaid registry fees and expenses	$(18,051,222)	$-
Limited life intangible assets	(7,371,264)	(120,232)
Indefinite life intangible assets	(3,110,208)	(4,706,960)
Total deferred tax liability	$(28,532,694)	$(4,827,192)

Net deferred tax asset (liability)	$(19,833,678)	$881,533

In connection with the eNom acquisition, we acquired deferred tax liabilities primarily composed of prepaid registry fees.  As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our legacy domain services.

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

We believe it is more likely than not that our remaining deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws, including those modified by the Tax Act, and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities.

The Company had approximately $15,000 of total gross unrecognized tax benefit as of December 31, 2017, and $0.1 million as of December 31, 2016, which if recognized would favorably affect its income tax rate in future periods. The remaining unrecognized tax benefit relates primarily to insignificant U.S. state taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any significant interest and penalties accrued as of December 31, 2017, and December 31, 2016.

Unrecognized tax benefits decreased by $0.1 million as the tax authorities finalized their review and settled prior years’ taxes owing in Pennsylvania.

The following is a reconciliation of Tucows’ change in uncertain tax position:

Total Gross Unrecognized Tax Benefits	December 31, 2017	December 31, 2016
Balance, beginning of year	$117,000	$117,000
Change in uncertain tax benefits	(102,000)	—
Balance, end of year	$15,000	$117,000

10. Common shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2017, there were 10,583,879 shares of common stock outstanding (2016: 10,461,574).

Repurchase of common shares:

(a)	Normal Course Issuer Bids:

             On February 14, 2018, the Company announced that its Board of Directors approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Refer to Note 17 – Subsequent Events.

On March 1, 2017, the Company announced that its Board of Directors approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Under this buyback program, the Company may repurchase up to $40 million of its common stock in the open market. No repurchases were made under the program which ended February 14, 2018.

On February 9, 2016, the Company announced a stock buyback program. Under this buyback program, the Company may repurchase up to $40 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. The company repurchased 308,416 shares under this program during the year ended December 31, 2016 for a total $7.2 million.

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

(c) Net Exercise of Stock Options

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

The following table summarizes our share repurchase activity for the periods covered below:

	Year Ended December 31,
	2017	2016	2015
Common stock repurchased on the open market or through tender offer
Number of shares	—	308,416	1,062,456
Aggregate market value of shares (in thousands)	$—	$7,180	$23,616
Average price per share	$—	$23.28	$22.23

Common stock received in connection with share-based compensation
Number of shares	50,454	25,572	99,675
Aggregate market value of shares (in thousands)	$2,602	$634	$2,335
Average price per share	$51.58	$24.80	$23.42

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

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have been set aside for issuance under the 2006 Plan is 1.25 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares which have been set aside for issuance by an additional 0.475 million shares to 1.725 million shares. In September 2015, the 2006 Plan was amended to increase the number of shares which have been set aside for issuance by an additional 0.75 million shares to 2.475 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which vest after one year and have a five-year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of non-qualified stock options vested immediately upon grant.

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

The fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015

Volatility	41.6%	66.1%	44.1%
Risk-free interest rate	1.8%	1.3%	1.3%
Expected life (in years)	4.55	4.3	4.0
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$20.08	$11.18	$7.40

Details of stock option transactions are as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2017		2016		2015
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	474,501	$12.67	513,366	$9.24	976,062	$5.41
Granted	370,025	54.10	81,750	22.66	67,500	21.26
Exercised	(172,759)	7.88	(109,963)	3.79	(517,998)	3.53
Forfeited	(18,196)	37.70	(9,902)	16.80	(10,323)	13.30
Expired	—	—	(750)	3.76	(1,875)	2.40
Outstanding, end of period	653,571	36.69	474,501	12.67	513,366	9.24
Options exercisable, end of period	243,771	$14.79	332,192	$10.08	321,155	$6.49

As of December 31, 2017, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$2.92	-	$8.92	91,133	$6.63	1.6	$5,779,404	91,133	$6.63	1.6	$5,779,404
$10.16	-	$19.95	120,913	16.30	3.5	6,499,346	92,638	15.87	3.3	5,018,978
$21.10	-	$27.53	81,000	23.65	4.2	3,758,393	55,000	24.61	3.8	2,499,313
$35.25	-	$37.35	14,375	35.89	5.4	491,062	5,000	35.25	6.0	174,000
$43.15	-	$47.00	18,500	44.19	6.1	478,400	—	—	—	—
$53.20	-	$55.65	327,650	55.41	6.4	4,795,160	—	—	—	—
			653,571	$36.69	4.9	$21,801,765	243,771	$14.79	2.8	$13,471,695

Total unrecognized compensation cost relating to unvested stock options at December 31, 2017, prior to the consideration of expected forfeitures, is approximately $6.5 million and is expected to be recognized over a weighted average period of 3.0 years.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $7.6 million, $2.4 million and $9.6 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.1 million and $0.8 million respectively.

The Company recorded stock-based compensation amounting to $1.5 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015 respectively. Stock-based compensation has been included in operating expenses as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Network expenses	$109,988	$21,704	$28,915
Sales and marketing	571,682	236,063	188,035
Technical operations and development	360,415	98,059	111,239
General and administrative	414,487	443,608	197,836
	$1,456,572	$799,434	$526,025

12. Foreign exchange:

A foreign exchange gain amounting to $0.7 million has been recorded in general and administrative expenses during the year ended December 31, 2017. A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2016. A foreign exchange loss amounting to $0.3 million has been recorded in general and administrative expenses during the year ended December 31, 2015.

13. Other income, net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.5 million of this gain was recognized for the years ended December 31, 2017 and 2016, respectively, and an amount of $0.1 million was recognized for the year ended December 31, 2015.

14. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Numerator for basic and diluted earnings per common share:
Net income for the year	$22,326,594	$16,067,154	$11,373,730
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,537,356	10,524,856	10,968,500
Effect of stock options	256,266	188,739	391,584
Diluted weighted average number of shares outstanding	10,793,622	10,713,595	11,360,084
Basic earnings per common share	$2.12	$1.53	$1.04
Diluted earnings per common share	$2.07	$1.50	$1.00

Options to purchase 341,650 common shares were outstanding during 2017 (2016: 76,750; 2015: 75,050) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the year.

15. Commitments and contingencies:

(a)           The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows:

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Purchase Obligations	Total Obligations

2018	$1,989,000	$34,405,000	$36,394,000
2019	1,569,000	12,121,000	13,690,000
2020	1,119,000	553,000	1,672,000
2021	455,000	31,000	486,000
2022	348,000	28,000	376,000
Thereafter	1,857,000	227,000	2,084,000
	$7,337,000	$47,365,000	$54,702,000

Rental expense under operating lease agreements was $1.9 million, $1.2 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)           On February 9, 2015 Ting Fiber, Inc.(“Ting”) entered into a lease and network operation agreement with the City of Westminster, Maryland (the “City”) relating to the deployment of a new fiber network throughout the Westminster area (“WFN”).

Under the agreement, the City will finance, construct, and maintain the WFN which will be leased to Ting for a period of ten years. The network will be constructed in phases, the scope and timing of which shall be determined by the City, in cooperation with Ting.

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million, from their lenders, over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2017, the City has drawn $7.5 million and City’s revenues from TING exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2018.

(c)            In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions outstanding or pending as of December 31, 2017 cannot be predicted with certainty, it is the opinion of management that their resolution will not have a material adverse effect on the Company’s financial position.

Namecheap

On August 30, 2017, Namecheap, Inc. (“Namecheap”) filed a complaint against the Company, eNom, Inc., and unknown John Does in the United States District Court for the Western District of Washington alleging breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment (the “Namecheap Federal Action”).  Namecheap voluntarily dismissed the Namecheap Federal Action without prejudice on October 10, 2017. That same day, Namecheap filed a substantially similar complaint against Tucows Inc., eNom, LLC, and unknown John Does alleging breach of contract and breach of the implied duty of good faith and fair dealing in Washington State Court, King County (the “Namecheap State Action”). In the Namecheap State Action, Namecheap sought preliminary and ultimate equitable relief by way of the transfer of approximately 2.65 million domain names from the eNom, LLC platform to the Namecheap platform using BTAPPA. By Order dated November 15, 2017, the Court granted Namecheap’s Motion for Preliminary Injunction and the Company complied therewith in taking steps with Namecheap towards the BTAPPA. The Court ordered Namecheap to post a bond against damages sustained by the Company. The Company sought clarification from the Court on one BTAPPA requirement which the Court provided in the January 5, 2018 Order. The BTAPPA transfer was initiated on January 8, 2018 and completed on January 16, 2018. In addition to the equitable relief it has sought, Namecheap also seeks direct and consequential damages in the Namecheap State Action. The Company believes that the claims lack merit and intends to continue to defend them vigorously.  The Company does not believe that this litigation is a material pending legal proceeding.

 16. Segment Reporting:

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

Information by reportable segments, which is regularly reported to the chief operating decision maker is as follows:

	Network Access	Domain Name Services	Consolidated Totals
Year ended December 31, 2017

Net Revenues	$88,710,902	$240,709,839	$329,420,741

Cost of revenues
Cost of revenues	48,706,531	181,893,101	230,599,632
Network expenses	1,861,319	7,463,135	9,324,454
Depreciation of property and equipment	2,202,052	940,346	3,142,398
Amortization of intangible assets	46,128	1,787,500	1,833,628
Total cost of revenues	52,816,030	192,084,082	244,900,112
Gross Profit	35,894,872	48,625,757	84,520,629

Expenses:
Sales and marketing			29,422,984
Technical operations and development			7,257,720
General and administrative			13,593,901
Depreciation of property and equipment			585,424
Amortization of intangible assets			6,566,308
Impairment of indefinite life intangible assets			111,251
Loss (gain) on currency forward contracts			(98,227)
Income from operations			27,081,268
Other income (expenses), net			(3,006,500)
Income before provision for income taxes			$24,074,768

	Network Access	Domain Name Services	Consolidated Totals
Year ended December 31, 2016

Net Revenues	$73,778,951	$116,039,981	$189,818,932

Cost of revenues
Cost of revenues	37,939,683	82,247,279	120,186,962
Network expenses	1,398,899	3,811,601	5,210,500
Depreciation of property and equipment	977,395	342,424	1,319,819
Amortization of intangible assets	48,017	-	48,017
Total cost of revenues	40,363,994	86,401,304	126,765,298
Gross Profit	33,414,957	29,638,677	63,053,634

Expenses:
Sales and marketing			20,754,752
Technical operations and development			4,494,819
General and administrative			11,404,793
Depreciation of property and equipment			503,864
Amortization of intangible assets			905,157
Impairment of indefinite life intangible assets			42,673
Loss (gain) on currency forward contracts			(98,977)
Income from operations			25,046,553
Other income (expenses), net			66,371
Income before provision for income taxes			$25,112,924

	Network Access	Domain Name Services	Consolidated Totals
Year ended December 31, 2015

Net Revenues	$60,974,265	$110,712,514	$171,686,779

Cost of revenues
Cost of revenues	34,133,569	78,847,116	112,980,685
Network expenses	698,960	4,765,817	5,464,777
Depreciation of property and equipment	447,644	697,344	1,144,988
Amortization of intangible assets	38,520	-	38,520
Total cost of revenues	35,318,693	84,310,277	119,628,970
Gross Profit	25,655,572	26,402,237	52,057,809

Expenses:
Sales and marketing			17,394,376
Technical operations and development			4,502,845
General and administrative			10,661,949
Depreciation of property and equipment			259,307
Amortization of intangible assets			224,206
Impairment of indefinite life intangible assets			206,116
Loss on currency forward contracts			792,900
Income from operations			18,016,110
Other income (expenses), net			(73,153)
Income before provision for income taxes			$17,942,957

(b)           The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Year ended December 31,
	2017	2016	2015

Network Access Services:
Mobile Services	$83,885,054	$70,127,294	$57,685,554
Other Services	4,825,848	3,651,657	3,288,711
Total Network Access Services	88,710,902	73,778,951	60,974,265

Domain Services:
Wholesale
Domain Services	183,731,385	89,009,546	84,934,519
Value Added Services	18,572,774	9,169,721	9,298,978
Total Wholesale	202,304,159	98,179,267	94,233,497

Retail	31,649,000	14,629,949	12,637,498
Portfolio	6,756,680	3,230,765	3,841,519
Total Domain Services	240,709,839	116,039,981	110,712,514

	$329,420,741	$189,818,932	$171,686,779

During the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of total revenue. As at December 31, 2017, 2016 and 2015 no customers accounted for more than 10% of accounts receivable.

Transactions with the Company’s equity investees generated revenue of approximately $4.9 million for the year ended December 31, 2017.

(c)           The following is a summary of the Company’s cost of revenues from each significant revenue stream:

	Year ended December 31,
	2017	2016	2015

Network Access Services:
Mobile Services	$45,335,276	$35,914,882	$32,615,416
Other Services	3,371,255	2,024,801	1,518,153
Total Network Access Services	48,706,531	37,939,683	34,133,569

Domain Services:
Wholesale
Domain Services	161,012,532	72,947,730	70,633,267
Value Added Services	2,383,627	1,918,165	2,023,341
Total Wholesale	163,396,159	74,865,895	72,656,608

Retail	17,346,138	6,765,237	5,494,550
Portfolio	1,150,804	616,147	695,958
Total Domain Services	181,893,101	82,247,279	78,847,116

Network Expenses:
Network, other costs	9,324,454	5,210,500	5,464,777
Network, depreciation and amortization costs	4,976,026	1,367,836	1,183,508
	14,300,480	6,578,336	6,648,285

	$244,900,112	$126,765,298	$119,628,970

(d)           The following is a summary of the Company’s property and equipment by geographic region:

	December 31, 2017	December 31, 2016

Canada	$1,176,371	$1,010,427
United States	23,417,435	12,398,961
Germany	26,492	41,050
	$24,620,298	$13,450,438

(e)           The following is a summary of the Company’s amortizable intangible assets by geographic region:

	December 31, 2017	December 31, 2016

Canada	$7,748,940	$5,850,596
United States	37,783,202	633,798
Germany	119,770	325,090
	$45,651,912	$6,809,484

(f)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region:

	December 31, 2017	December 31, 2016

Canada	$-	$5,708,725
	$-	$5,708,725

(g)           Valuation and qualifying accounts:

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to (recovered) costs and expenses	Write-offs during period	Balance at end of period

Year ended December 31, 2017	$164,145	$4,264	$-	$168,409
Year ended December 31, 2016	$122,095	$42,050	$-	$164,145

17. Subsequent events:

a.

On January 5, 2018, King County Superior court (Washington) granted Namecheap Inc. a preliminary injunction requiring the Company to bulk transfer 2.65 million domain names to Namecheap’s credentials. The Company completed the transfer by January 16, 2018. As a result of the bulk transfer, the Company will recognize in the first quarter of 2018 $14.6 million of revenue and $14.5 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees.

b.

On January 24, 2018, the Company entered into the Second Interim Amendment to First Amended and Restated Credit Agreement (the “Second Interim Amendment”) with BMO and the Lenders. The Second Interim Amendment provides that certain defined terms in Section 1.01 of the Credit Agreement are added and updated to reflect the inclusion of liabilities to Sprint Mobile similar to the previous inclusion of T-Mobile liabilities. The Second Interim Amendment also permits Tucows to retain bank accounts with Silicon Valley Bank with the aggregate amount held in such accounts not to exceed $3.0 million.

c.

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019. The previously announced $40 million buyback program for the period March 1, 2017 to February 28, 2018 was terminated on February 14, 2018.

d.

On February 13, 2018, the Company entered into an agreement with the Minority Shareholders of Ting Virginia, LLC pursuant to which the Minority Shareholders could immediately exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC for $1.2 million.  The put option was simultaneously exercised and the Company paid $1.2 million for the remaining 10% ownership interest and Ting Virginia, LLC became a wholly-owned subsidiary of the Company.

18. Selected Quarterly Financial Data (Unaudited):

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)

2017
Total revenues	$90,621	$85,008	$84,223	$69,568
Gross profit	25,736	20,494	21,347	16,944
Net income	11,199	3,439	5,241	2,446
Earnings per share:
Basic	$1.06	$0.33	$0.50	$0.23
Diluted	1.04	0.32	0.49	0.23

2016
Total revenues	$48,805	$49,064	$47,204	$44,746
Gross profit	16,423	16,638	15,645	14,348
Net income	2,817	4,741	4,071	4,438
Earnings per share:
Basic	$0.27	$0.45	$0.39	$0.42
Diluted	0.26	0.45	0.38	0.41

EXHIBIT INDEX

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated as of January 20, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 2.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

2.2

First Amendment to Stock Purchase Agreement, dated as of June 13, 2017, by and among Tucows Inc., Tucows (Emerald), LLC, Rightside Group, Ltd., Rightside Operating Co. and eNom, Incorporated (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 13, 2017).

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

10.2*

Employment Agreement dated January 22, 2003 between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.3 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 28, 2003).

10.3*

Employment Agreement dated March 11, 2003 between Tucows.com Co. and Michael Cooperman (Incorporated by reference to Exhibit 10.4 filed with Tucows’ annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 28, 2003).

10.4

Lease between 707932 Ontario Limited and Tucows International Corporation, dated December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.5

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated September 18, 2004 (Incorporated by reference to Exhibit 10.8 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

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

10.8

Amended and Restated Supplemental Agreement, dated December 14, 2012, between Tucows.com Co., Tucows (Delaware), Inc. and the Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

10.9

Guaranty, dated December 14, 2012, by Ting Inc. in favor of the Bank of Montreal (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 20, 2012).

Exhibit No.	Description

10.10

Loan Agreement, dated as of July 25, 2007, by and among Tucows.com Co., Tucows (Delaware) Inc., Tucows Inc., Mailbank Nova Scotia Co., Tucows Domain Holdings Co., Innerwise, Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on July 31, 2007).

10.11

Credit Agreement, dated as of August 18, 2016, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal and Royal Bank of Canada, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 19, 2016).

10.12

First Amended and Restated Credit Agreement, dated as of January 20, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware), Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 23, 2017).

10.13

First Amendment, dated as of June 6, 2017, to the First Amended and Restated Credit Agreement, dated as of January 20, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware), Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 9, 2017).

10.14

Interim Amendment, dated as of December 5, 2017, to the First Amended and Restated Credit Agreement, dated as of January 20, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware), Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 8, 2017).

10.15

Second Interim Amendment, dated as of January 24, 2018, to the First Amended and Restated Credit Agreement, dated as of January 20, 2017, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware), Inc., Tucows (Emerald) LLC, as Borrowers, Tucows Inc., as Guarantor, and Bank of Montreal, Royal Bank of Canada and Bank of Nova Scotia, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on January 24, 2018).

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

Tucows Inc.
DATE: March 6, 2018	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 6, 2018
Elliot Noss	(Principal Executive Officer) and Director

/s/ Davinder Singh	Chief Financial Officer	March 6, 2018
Davinder Singh	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 6, 2018
Allen Karp

/s/ Rawleigh Ralls	Director	March 6, 2018
Rawleigh Ralls

/s/ Robin Chase	Director	March 6, 2018
Robin Chase

/s/ Erez Gissin	Director	March 6, 2018
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 6, 2018
Jeffrey Schwartz
March 6, 2018
/s/ BRAD BURNHAM	Director
Brad Burnham