Form 10-Q
period 2018-03-31
TUCOWS INC /PA/
filed 2018-05-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 10,594,645 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in U.S. dollars)

(unaudited)

	March 31,	December 31,
	2018	2017*
Assets

Current assets:
Cash and cash equivalents	$16,587,886	$18,049,164
Accounts receivable, net of allowance for doubtful accounts of $169,420 as of March 31, 2018 and $168,409 as of December 31, 2017	12,685,140	12,376,104
Inventory	2,898,383	2,944,246
Prepaid expenses and deposits	14,710,902	14,185,586
Derivative instrument asset, current portion (note 5)	21,515	-
Prepaid domain name registry and ancillary services fees, current portion	95,019,044	103,302,472
Income taxes recoverable	2,625,063	3,003,873
Total current assets	144,547,933	153,861,445

Derivative instrument asset, long-term portion (note 5)	4,588	-
Prepaid domain name registry and ancillary services fees, long-term portion	20,640,539	23,700,931
Property and equipment	28,688,762	24,620,298
Contract costs (note 11)	1,378,336	-
Intangible assets (note 6)	56,047,310	58,414,178
Goodwill (note 6)	90,053,483	90,053,483
Total assets	$341,360,951	$350,650,335

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,343,179	$7,026,282
Accrued liabilities	7,171,475	6,412,578
Customer deposits	12,980,327	15,255,305
Deferred rent, current portion	21,048	20,991
Loan payable, current portion (note 7)	18,289,853	18,289,853
Deferred revenue, current portion	122,203,880	129,154,622
Accreditation fees payable, current portion	1,226,544	1,174,733
Income taxes payable	984,707	1,226,157
Total current liabilities	172,221,013	178,560,521

Deferred revenue, long-term portion	28,779,438	31,426,906
Accreditation fees payable, long-term portion	277,022	288,755
Deferred rent, long-term portion	129,885	129,777
Loan payable, long-term portion (note 7)	54,127,120	58,634,174
Deferred gain	300,580	429,400
Deferred tax liability (note 8)	20,116,385	19,833,678

Redeemable non-controlling interest (note 4 (a))	-	1,136,390

Stockholders' equity (note 13)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,592,115 shares issued and outstanding as of March 31, 2018 and 10,583,879 shares issued and outstanding as of December 31, 2017	15,426,104	15,368,161
Additional paid-in capital	2,547,140	2,166,768
Retained earnings	47,418,839	42,675,805
Accumulated other comprehensive income	17,425	-
Total stockholders' equity	65,409,508	60,210,734
Total liabilities and stockholders' equity	$341,360,951	$350,650,335

Contingencies (note 16)

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2018	2017*

Net revenues (note 10)	$95,795,691	$69,568,062

Cost of revenues (note 10)
Cost of revenues	68,972,220	49,310,712
Network expenses	2,574,087	2,343,196
Depreciation of property and equipment	1,131,143	590,347
Amortization of intangible assets (note 6)	499,032	380,162
Total cost of revenues	73,176,482	52,624,417

Gross profit	22,619,209	16,943,645

Expenses:
Sales and marketing	8,364,787	7,219,322
Technical operations and development	2,094,689	1,694,141
General and administrative	4,531,412	3,457,343
Depreciation of property and equipment	101,072	166,317
Amortization of intangible assets (note 6)	1,831,730	1,380,809
Loss (gain) on currency forward contracts (note 5)	(3,093)	(34,425)
Total expenses	16,920,597	13,883,507

Income from operations	5,698,612	3,060,138

Other income (expense):
Interest expense, net	(895,962)	(867,993)
Other income, net	123,960	128,897
Total other income (expense)	(772,002)	(739,096)

Income before provision for income taxes	4,926,610	2,321,042

Provision for income taxes (note 8)	1,182,918	(125,449)

Net income before redeemable non-controlling interest	3,743,692	2,446,491

Redeemable non-controlling interest	(26,336)	(125,764)

Net income attributable to redeemable non-controlling interest	26,336	125,764

Net income for the period	3,743,692	2,446,491

Other comprehensive income, net of tax
Unrealized income on hedging activities (note 5)	17,425	186,229
Net amount reclassified to earnings (note 5)	-	(80,620)
Other comprehensive income net of tax of $5,585 and $60,079 for the three months ended March 31, 2018 and March 31, 2017 (note 5)	17,425	105,609

Comprehensive income for the period	$3,761,117	$2,552,100

Basic earnings per common share (note 9)	$0.35	$0.23

Shares used in computing basic earnings per common share (note 9)	10,588,718	10,474,647

Diluted earnings per common share (note 9)	$0.35	$0.23

Shares used in computing diluted earnings per common share (note 9)	10,792,613	10,776,515

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in U.S. dollars)

(unaudited)

	Three months ended March 31,
	2018	2017*
Cash provided by:
Operating activities:
Net income for the period	$3,743,692	$2,446,491
Items not involving cash:
Depreciation of property and equipment	1,232,215	756,664
Amortization of debt discount and issuance costs	69,533	67,105
Amortization of intangible assets	2,330,762	1,760,971
Change in capitalized contract costs	25,272	-
Deferred income taxes (recovery)	(47,034)	1,199,661
Excess tax benefits on share-based compensation expense	(143,969)	(989,332)
Amortization of deferred rent	165	4,032
Loss on disposal of domain names	37,478	9,789
Other income	(128,820)	(128,820)
Loss (gain) on change in the fair value of forward contracts	(3,093)	(17,949)
Stock-based compensation	578,182	317,820
Change in non-cash operating working capital:
Accounts receivable	(309,036)	41,721
Inventory	45,863	170,996
Prepaid expenses and deposits	(525,316)	(3,557,508)
Prepaid domain name registry and ancillary services fees	11,343,820	(5,489,422)
Income taxes recoverable	264,829	(2,660,528)
Accounts payable	2,132,453	(3,446,427)
Accrued liabilities	758,897	1,830,922
Customer deposits	(2,274,978)	(83,591)
Deferred revenue	(9,598,210)	10,240,649
Accreditation fees payable	40,078	(71,327)
Net cash provided by operating activities	9,572,783	2,401,917

Financing activities:
Proceeds received on exercise of stock options	7,201	19,869
Payment of tax obligations resulting from net exercise of stock options	(147,068)	(712,234)
Proceeds received on loan payable	-	86,998,000
Repayment of loan payable	(4,571,843)	(6,258,278)
Payment of loan payable costs	(4,125)	(591,175)
Net cash (used in) provided by financing activities	(4,715,835)	79,456,182

Investing activities:
Additions to property and equipment	(5,116,854)	(3,692,893)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 4(a))	(1,200,000)	(2,000,000)
Acquisition of Enom Incorporated, net of cash (note 4(b))	-	(76,237,460)
Acquisition of intangible assets	(1,372)	-
Net cash (used in) investing activities	(6,318,226)	(81,930,353)

Decrease in cash and cash equivalents	(1,461,278)	(72,254)

Cash and cash equivalents, beginning of period	18,049,164	15,105,075
Cash and cash equivalents, end of period	$16,587,886	$15,032,821

Supplemental cash flow information:
Interest paid	$901,344	$872,645
Income taxes paid, net	$1,337,123	$2,342,916
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$397,661	$250,847

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Company:

Tucows Inc. (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions) provides simple useful services that help people unlock the power of the Internet. The Company provides U.S. consumers and small businesses with mobile phone services nationally and high-speed fixed Internet access in selected towns. The Company is also a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2018 and the results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in Tucows' 2017 Annual Report on Form 10-K filed with the SEC on March 6, 2018 (the “2017 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2018 as compared to the significant accounting policies and estimates described in our 2017 Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  See Note 3 for more information.

3. Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted

On January 1, 2018, the Company adopted Accounting Standards Updates ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The adoption of these updates did not have a significant impact on the consolidated financial statements.  We also adopted ASU 2014-09 and the impact of such adoption is described in more detail below.

ASU 2014-09: Adoption of Revenue from Contracts with Customers (Topic 606)

On  January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method by recognizing the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of equity as at January 1, 2018. The results for reporting periods beginning after  January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy, under ASC 605, Revenue Recognition (Topic 605).  The adoption of Topic 606 did not affect the Company’s cash flows from operating, investing, or financing activities. Furthermore, the impact on timing of revenue recognition was not material as the treatment of revenue for services rendered over time is consistent under Topic 606 and Topic 605. The details of the significant changes and quantitative impact of the changes are set out below. For a more comprehensive description of how the Company recognizes revenue under the new revenue standard in accordance with its performance obligations, see note 10.

The Company previously recognized commission fees related to Ting Mobile, Ting Internet, eNom domain registration and eNom domain related value-added service contracts as selling expenses when they were incurred. Under ASU 2014-09, when these commission fees are deemed incremental and are expected to be recovered, the Company capitalizes as an asset such commission fees as costs of obtaining a contract. These commission fees are amortized into income consistently with the pattern of transfer of the good or service to which the asset relates.  The estimation of the amortization period for the costs to obtain a contract required judgement.

Under Topic 606, the Company has applied the following practical expedients:

a)	When the amortization period for costs incurred to obtain a contract with a customer is less than one year, the Company has elected to apply a practical expedient to expense the costs as incurred; and
b)	For mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied).

On January 1, 2018 as a result of adopting ASU 2014-09, the Company recorded a contract cost asset of $1.4 million with a corresponding increase to opening retained earnings and deferred tax liability of $1.1 million and $0.3 million, respectively, due to the deferral of costs of obtaining contracts. The impact of the changes to the Company’s financial statements in the current period are as follows:

	March 31, 2018

			Balances without
Consolidated Balance Sheet	As reported	Adjustments	adoption of Topic 606

Assets

Contract Costs (note 11)	$1,378,336	$(1,378,336)	$-
Total assets	341,360,951	$(1,378,336)	$339,982,615

Liabilities and Shareholders' Equity

Deferred tax liability (note 8)	$20,116,385	$(346,900)	$19,769,485
Retained earnings	47,418,839	(1,031,436)	46,387,403
Total Liabilities and Shareholders' Equity	$341,360,951	$(1,378,336)	$339,982,615

	Three months ended, March 31, 2018

			Balances without
Consolidated Statements of Operations and Comprehensive Income	As reported	Adjustments	adoption of Topic 606

Expenses

Sales and marketing	$8,364,787	$(25,272)	$8,339,515
Income before provision for income taxes	4,926,610	25,272	4,951,882

Provision for income tax (note 8)	1,182,918	(6,134)	1,189,052
Net income for the period	$3,743,692	$19,138	$3,762,830

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. More specifically, ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018, which begins on January 1, 2019 for the Company. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019 and is in the process of evaluating the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements.

4. Acquisitions:

(a)	Blue Ridge Websoft

On February 27, 2015, Ting Fiber, Inc., one of the Company’s wholly owned subsidiaries, acquired a 70% ownership interest in Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC (the "BRI Group") for consideration of approximately $3.5 million.

On February 1, 2017, under the terms of a call option in the agreement, Ting Fiber, Inc. acquired an additional 20% interest in Ting Virginia, LLC from the selling shareholders (the “Minority Shareholders”) for consideration of $2.0 million.

On February 13, 2018, the Company entered into an agreement Minority Shareholders pursuant to which the Minority Shareholders could immediately exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC for $1.2 million to the Company.  The put option was exercised on February 13, 2018 and the Company paid $1.2 million for the remaining 10% ownership interest and Ting Virginia, LLC became a wholly-owned subsidiary of the Company.

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

5. Derivative instruments and hedging activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, rent, and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2018, is recorded as derivative instrument assets. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is reclassified from AOCI to earnings.

As of March 31, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $12.8 million, of which $11.3 million were designated as hedges as compared to the period as of December 31, 2017 when the Company held nil contracts to trade U.S. dollars in exchange for Canadian dollars.

As of  March 31, 2018, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April - June 2018	3,176,805	1.2919	7,737
July - September 2018	3,394,161	1.2893	7,165
October - December 2018	1,604,112	1.2873	3,421
January - March 2019	1,639,448	1.2852	3,192
April - June 2019	1,599,200	1.2831	2,788
July - September 2019	1,366,226	1.2809	1,800
	$12,779,952	1.2875	$26,103

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of March 31, 2018	As of December 31, 2017
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$23,010	$-

Foreign currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	$3,093	$-

Total foreign currency forward contracts (net)	Derivative instruments	$26,103	$-

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended March 31, 2018:

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance – December 31, 2017	$-	$-	$-

Other comprehensive income (loss) before reclassifications	23,010	(5,585)	17,425
Amount reclassified from accumulated other comprehensive income	-	-	-
Other comprehensive income (loss) for the three months ended March 31, 2018	23,010	(5,585)	17,425

Ending AOCI balance – March 31, 2018	$23,010	$(5,585)	$17,425

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2018 and March 31, 2017 are as follows:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$-	Operating expenses	$—
Foreign currency forward contracts for the three months ended March 31, 2018	$-	Cost of revenues	$-	Cost of revenues	—

		Operating expenses	$105,355	Operating expenses	$—
Foreign currency forward contracts for the three months ended March 31, 2017	$105,609	Cost of revenues	$21,128	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded a gain of $3,093 for the change in fair value of outstanding contracts for the three months ended March 31, 2018, in the consolidated statement of operations and comprehensive income. The Company has recorded a total gain of $34,425 for the change in fair value of outstanding contracts and the settlement of contracts  not designated as hedges for the three months ended March 31, 2017, in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $90.1 million as of March 31, 2018 ( December 31, 2017 – $90.1 million). The Company's goodwill relates 98% ($87.9 million) to its Domain Services operating segment and 2% ($2.2 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended March 31, 2018 and March 31, 2017, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of four to fifteen years.

A summary of acquired intangible assets for the three months ended March 31, 2018 is as follows:

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances December 31, 2017	$11,209,912	$1,552,354	$10,792,790	$32,185,398	$2,112,500	$561,224	$58,414,178

Acquisition of customer relationships	-	-	-	1,372	-	-	1,372
Additions to/(disposals from) domain portfolio, net	(4,543)	(32,935)	-	-	-	-	(37,478)
Amortization expense	-	-	(450,510)	(1,381,220)	(487,500)	(11,532)	(2,330,762)
Balances March 31, 2018	$11,205,369	$1,519,419	$10,342,280	$30,805,550	$1,625,000	$549,692	$56,047,310

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made:

Year ending December 31,

Remainder of 2018	$6,910,060
2019	7,334,660
2020	7,172,160
2021	7,172,160
2022	7,172,160
Thereafter	7,561,322

Total	$43,322,522

As of March 31, 2018, the accumulated amortization for the definite life intangible assets was $17.6 million.

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

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $50.0 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the periods ending March 31, 2018, and March 31, 2017, the Company was in compliance with these covenants.

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

 Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities:

	March 31, 2018	December 31, 2017

Facility C	5,582,775	5,930,338
Facility D	67,598,400	71,823,300
Less: unamortized debt discount and issuance costs	(764,202)	(829,611)
Total loan payable	72,416,973	76,924,027
Less: loan payable, current portion	18,289,853	18,289,853
Loan payable, long-term portion	54,127,120	58,634,174

The following table summarizes our scheduled principal repayments as of March 31, 2018:

Remainder of 2018	13,717,390
2019	18,289,853
2020	18,103,004
2021	17,542,457
2022	4,867,757
Thereafter	660,714
$73,181,175

Other Credit Facilities

Prior to the Company entering into the 2016 Credit Facility, the Company had credit agreements (collectively the “Amended Credit Facility”) with BMO that were amended on November 19, 2012, and which provided it with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility, an operating demand loan and a credit card facility. The Company continues to have access to the treasury risk management facility and credit card facility, with the remaining loan facilities having been extinguished.

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2018, the Company held contracts in the amount of $12.8 million to trade U.S. dollars in exchange for Canadian dollars (note 5).

In Q4, 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million.

8. Income taxes

For the three months ended March 31, 2018, we recorded an income tax expense of $1.2 million on income before income taxes of $4.9 million, using an estimated effective tax rate for the fiscal year ending December 31, 2018 (“Fiscal 2018”) adjusted for certain minimum state taxes as well as the inclusion of a $0.1 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended March 31, 2017, the Company recorded an income tax recovery of $0.1 million on income before taxes of $2.3 million, using an estimated effective tax rate for the 2017 fiscal year and adjusted for the $1.0 million tax recovery impact related to ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2018 and December 31, 2017, respectively.

9. Basic and diluted earnings per common share:

Basic earnings per common share has been calculated on the basis of net income for the period divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year assuming that they had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common share equivalents or the proceeds of the exercise of options.

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Three months ended March 31,
	2018	2017

Numerator for basic and diluted earnings per common share:
Net income for the period	$3,743,692	$2,446,491

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,588,718	10,474,647
Effect of outstanding stock options	203,895	301,868
Diluted weighted average number of shares outstanding	10,792,613	10,776,515

Basic earnings per common share	$0.35	$0.23

Diluted earnings per common share	$0.35	$0.23

For the three months ended March 31, 2018, outstanding options to purchase 333,300 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended March 31, 2017, where 28,500 outstanding options were not included in the computation.

During the three months ended March 31, 2018 and 2017, no common shares were repurchased and cancelled under the terms of our stock repurchase programs announced in February 2018, ending in February 2019 or March 2017, ended in March 2018.

10. Revenue

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of mobile and fiber Internet services; and from (b) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 12.

(a)	Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services. Other sources of revenue include the provisioning of fixed high-speed Internet access as well as billing solutions to Internet Service Providers (“ISPs”).

Ting wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting mobile usage based on the actual amount of monthly services utilized by each customer.

Ting fixed Internet access contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Fixed Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Because consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access. Though the Company does not consider the installation of fixed Internet access to be a distinct performance obligation, the fees related to installation are immaterial and therefore revenue is recognized as billed.

Both Ting mobile and fixed Internet access services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting mobile and fixed Internet access customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories and Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

Our Roam Mobility brand also offers standard talk, text and data mobile services. Roam customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

In those cases, where payment is not received at the time of sale, revenue is not recognized at contract inception unless the collection of the related accounts receivable is reasonably assured. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

(b)	Domain Services

Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations are recognized ratably over the registration period as domain registration contracts contain a ‘right to access’ license of IP, which is a distinct performance obligation measured over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

Domain related value-added services like digital certifications, WHOIS privacy and hosted email provide our resellers and retail registrant customers tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

The Company is an ICANN accredited registrar. Thus, the Company is the primary obligor with our reseller and retail registrant customers and is responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.

The Company also sells the rights to the Company’s portfolio domains or names acquired through the Company’s domain expiry stream. Revenue generated from sale of domain name contracts, containing a distinct performance obligation to transfer the domain name rights under the Company’s control, is generally recognized once the rights have been transferred and payment has been received in full.

Advertising revenue is derived through domain parking monetization, whereby the Company contracts with third-party Internet advertising publishers to direct web traffic from the Company’s domain expiry stream domains and Internet portfolio domains to advertising websites. Compensation from Internet advertising publishers is calculated variably on a cost-per-action basis based on the number of advertising links that have been visited in a given month. Given that the variable consideration is calculated and paid on a monthly basis, no estimation of variable consideration is required.

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream:

	Three months ended March 31,
	2018	2017

Network Access Services:
Mobile Services	$21,872,109	$17,962,868
Other Services	1,736,116	1,286,917
Total Network Access Services	23,608,225	19,249,785

Domain Services:
Wholesale
Domain Services	58,427,707	39,091,817
Value Added Services	4,434,572	3,907,889
Total Wholesale	62,862,279	42,999,706

Retail	8,436,563	6,401,703
Portfolio	888,624	916,868
Total Domain Services	72,187,466	50,318,277

	$95,795,691	$69,568,062

During the three months ended March 31, 2018, one customer accounted for 18% of total revenue, and for the three months ended March 31, 2017, no customer accounted for more than 10% of revenue. As at March 31, 2018 and December 31, 2017, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream:

	Three months ended March 31,
	2018	2017

Network Access Services:
Mobile Services	$11,265,767	$9,567,160
Other Services	940,751	825,256
Total Network Access Services	12,206,518	10,392,416

Domain Services:
Wholesale
Domain Services	51,314,038	34,462,926
Value Added Services	857,268	575,923
Total Wholesale	52,171,306	35,038,849

Retail	4,409,742	3,617,402
Portfolio	184,654	262,045
Total Domain Services	56,765,702	38,918,296

Network Expenses:
Network, other costs	2,574,087	2,343,196
Network, depreciation and amortization costs	1,630,175	970,509
	4,204,262	3,313,705

	$73,176,482	$52,624,417

Contract Balances

The following table provides information about contract liabilities (deferred revenue) from contracts with customers. The Company accounts for contract assets and liabilities on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly.

Given that Company’s long-term contracts with customers are billed in advance of service, the Company’s contract liabilities relate to amounts recorded as deferred revenues. The Company does not have material streams of contracted revenue that have not been billed.

Deferred revenue primarily relates to the portion of the transaction price received in advance related to the unexpired term of domain name registrations and other domain related value-added services, on both a wholesale and retail basis, net of external commissions.

The opening balance of deferred revenue was $160.6 million as of Jan 1, 2018. Significant changes in deferred revenue were as follows:

March 31, 2018

Balance, beginning of period	$160,581,528
Deferral of revenue	60,370,051
Recognition of revenue [1]	(69,968,261)
Balance, end of period	$150,983,318

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized revenue for the three months ended March 31, 2018 includes $14.6 million related to previously deferred revenue for these names.

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at March 31, 2018:

March 31, 2018

Remainder of 2018	$108,710,643
2019	24,366,389
2020	7,116,720
2021	4,010,109
2022	2,561,121
Thereafter	3,658,053

Total	$150,423,035

For mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied).

11. Contract costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $1.4 million at March 31, 2018.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range 2 – 10 years. For the quarter ended March 31, 2018, the Company capitalized $195,408 and amortized $220,680 of contract costs, respectively, for a net expense impact of $25,272 to the Consolidated Statement of Operations and Comprehensive Income. There was no impairment loss recognized in relation to the costs capitalized during the three months ending March 31, 2018. The breakdown of the movement in the contract costs balance for the three months ending March 31, 2018 is as follows:

March 31, 2018

Balance, beginning of period(1)	$1,403,608
Capitalization of costs	195,408
Amortization of costs	(220,680)
Balance, end of period	$1,378,336

(1)The beginning balance consists entirely of a cumulative adjustment recorded on January 1st, 2018 as a result of the modified retrospective adoption of ASU 2014-09. See note 3 for additional information.

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program and certain partner sales incentive programs.

12. Segment reporting:

(a)  We are organized and managed based on two operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate and are described as follows:

1.     Network Access Services - This segment derives revenue from the sale of mobile phones, telephony services, high speed Internet access, billing solutions to individuals and small businesses primarily through the Ting website. Revenues are generated in the U.S.

2.     Domain Services – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses; and by making its portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the U.S.

The Chief Executive Officer (the “CEO”) is the chief operating decision maker and regularly reviews the operations and performance by segment. The CEO reviews gross profit as (a) key measure of performance for each segment and (b) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in Notes 2, 3 and 10 to these consolidated financial statements.

Information by operating segments (with the exception of disaggregated revenue, which is contained in Note 10), which is regularly reported to the CEO is as follows:

	Network Access Services	Domain Services	Consolidated Totals
Three months ended March 31, 2018

Net Revenues	$23,608,225	$72,187,466	$95,795,691

Cost of revenues
Cost of revenues	12,206,518	56,765,702	68,972,220
Network expenses	490,215	2,083,872	2,574,087
Depreciation of property and equipment	833,060	298,083	1,131,143
Amortization of intangible assets	11,532	487,500	499,032
Total cost of revenues	13,541,325	59,635,157	73,176,482
Gross Profit	10,066,900	12,552,309	22,619,209

Expenses:
Sales and marketing			8,364,787
Technical operations and development			2,094,689
General and administrative			4,531,412
Depreciation of property and equipment			101,072
Amortization of intangible assets			1,831,730
Loss (gain) on currency forward contracts			(3,093)
Income from operations			5,698,612
Other income (expenses), net			(772,002)
Income before provision for income taxes			$4,926,610

	Network Access Services	Domain Services	Consolidated Totals
Three months ended March 31, 2017

Net Revenues	$19,249,785	$50,318,277	$69,568,062

Cost of revenues
Cost of revenues	10,392,416	38,918,296	49,310,712
Network expenses	541,963	1,801,233	2,343,196
Depreciation of property and equipment	426,078	164,269	590,347
Amortization of intangible assets	11,532	368,630	380,162
Total cost of revenues	11,371,989	41,252,428	52,624,417
Gross Profit	7,877,796	9,065,849	16,943,645

Expenses:
Sales and marketing			7,219,322
Technical operations and development			1,694,141
General and administrative			3,457,343
Depreciation of property and equipment			166,317
Amortization of intangible assets			1,380,809
Loss (gain) on currency forward contracts			(34,425)
Income from operations			3,060,138
Other income (expenses), net			(739,096)
Income before provision for income taxes			$2,321,042

(b)	The following is a summary of the Company’s property and equipment by geographic region:

	March 31, 2018	December 31, 2017

Canada	$1,555,813	$1,176,371
United States	27,107,392	23,417,435
Germany	25,557	26,492
	$28,688,762	$24,620,298

(c)	The following is a summary of the Company’s amortizable intangible assets by geographic region:

	March 31, 2018	December 31, 2017

Canada	$7,414,822	$7,748,940
United States	35,839,260	37,783,202
Germany	68,440	119,770
	$43,322,522	$45,651,912

(d)	Valuation and qualifying accounts:

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Three months ended March 31, 2018	$168,409	$1,011	$-	$169,420
Year ended December 31, 2017	$164,145	$4,264	$-	$168,409

13. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three-month period ended March 31, 2018:

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2017	10,583,879	$15,368,161	$2,166,768	$42,675,805	$-	$60,210,734
Impact of Adoption of ASU 2014-09	-	-	-	1,062,952	-	1,062,952
Balance on January 1, 2018	10,583,879	15,368,161	2,166,768	43,738,757	-	61,273,686
Exercise of stock options	12,563	57,943	(50,742)	-	-	7,201
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(4,327)		(147,068)	-	-	(147,068)
Stock-based compensation (note 15)	-	-	578,182	-	-	578,182
Net income	-	-	-	3,743,692	-	3,743,692
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(63,610)	-	(63,610)
Other comprehensive income (loss)	-	-	-	-	17,425	17,425
Balances, March 31, 2018	10,592,115	$15,426,104	$2,547,140	$47,418,839	$17,425	$65,409,508

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019. During the three months ended March 31, 2018, the Company did not repurchase any shares under this program.

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and terminated on February 14, 2018. During the three months ended March 31, 2018, the Company did not repurchase any shares under this program.

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. During the three months ended March 31, 2017, the Company did not repurchase any shares under this program.

14. Share-based payments

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

Details of stock option transactions for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three months ended March 31,		Three months ended March 31,
	2018		2017
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	653,571	$36.69	474,501	$12.67
Granted	11,000	58.52	32,875	40.56
Exercised	(12,563)	7.79	(68,876)	7.83
Forfeited	(17,125)	42.54	(7,889)	18.46
Expired	-	-	-	-
Outstanding, end of period	634,883	37.48	430,611	15.46
Options exercisable, end of period	245,933	$16.62	264,753	$10.72

As of March 31, 2018, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.92	-	$ 8.92	81,695	$6.81	0.7	$4,018,538	81,695	$6.81	0.7	$4,018,538
$10.16	-	$19.95	117,013	16.31	2.5	4,644,246	90,613	15.93	2.3	3,631,248
$21.10	-	$27.53	75,000	23.67	3.1	2,424,562	55,000	24.61	2.8	1,726,562
$35.25	-	$37.35	14,375	35.89	4.4	289,094	10,625	36.11	4.2	211,281
$43.15	-	$47.00	18,500	44.19	5.1	218,475	8,000	43.75	5.1	97,988
$53.20	-	$58.65	328,300	55.51	5.4	188,055	-	-	-	-
			634,883	$37.48	4.0	$11,782,970	245,933	$16.62	2.0	$9,685,617

Total unrecognized compensation cost relating to unvested stock options at March 31, 2018, prior to the consideration of expected forfeitures, is approximately $5.8 million and is expected to be recognized over a weighted average period of 2.8 years.

The Company recorded stock-based compensation of $0.6 million for the three months ended March 31, 2018 and $0.3 million for the three months ended March 31, 2017, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

March 31, 2018
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$26,103	$-	$26,103

Derivative instrument liability	$-	$-	$-	$-

The following table provides a summary of the fair values of the Company's derivative instrument assets measured at fair value on a recurring basis as at December 31, 2017:

December 31, 2017
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$-	$-	$-

Derivative instrument liability	$-	$-	$-	$-

16. Contingencies

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

The Company has other legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2018 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; our expectation regarding the acquisition of eNom, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile, Roam mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As previously disclosed the under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

Specifically, the European Commission has adopted the General Data Protection Regulation (the “GDPR”), which introduces numerous privacy-related changes for companies operating in the European Union, effective on May 25, 2018. The GDPR includes obligations around the procurement, processing, publication and sharing of personal data. Potential fines for violations of certain provisions of GDPR reach as high as 4% of a company’s annual total revenue, potentially including the revenue of its international affiliates. The interpretation and application of the GDPR is still unsettled for the industry. Our domain name registrar businesses, and the contracts we have with domain name registries and ICANN, require us to process and share personal data. The solutions we develop for GDRP-compliance may not be adequate in the views of regulatory authorities or ICANN, which may cause the loss of WHOIS privacy revenue or increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet services. We are organized, managed and report our financial results as two segments, Network Access Services and Domain Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

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

For the three months ended March 31, 2018 and March 31, 2017, we reported revenue of $95.8 million and $69.6 million, respectively.

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services and other revenues, including, billing solutions to small ISPs.

Our primary mobile service offering (“Ting Mobile”) is mainly distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. In the third quarter of 2017, the Company acquired the consumer-related assets of Otono, Networks Inc. The consumer assets relate to the mobile roaming and instant activation eSIM business under the Roam Mobility, Zipsim and Always Online Wireless brands (collectively “Roam Mobility brands”). The acquired portfolio operates as a MVNO on the same nationwide Global System for Mobile communications (“GSM”) network as Ting Mobile and distributes through third-party retail stores and product branded websites.

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina, Westminster, Maryland and Charlottesville, Virginia, with further expansion underway in existing Ting towns as well as new Ting towns of Sandpoint, Idaho and Centennial, Colorado (collectively, the “Ting Towns”). Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers.

Revenues from Ting Mobile and Ting Internet are generated in the U.S. and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility are generated in the United U.S., Canada and the United Kingdom on a prepaid usage basis with no fixed contract terms.

As of March 31, 2018, Ting managed mobile telephony services for approximately 286,000 subscribers and 165,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Domain Services includes wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the U.S.

Our primary distribution channel is a global network of approximately 39,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain (“ccTLD”) options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface , easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its domain service and from providing value-added services. The OpenSRS and eNom domain services manage approximately 24.4 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations.  The reduction from prior year is primarily due to the bulk transfer of 2.65 million domain names to Namecheap’s credentials.  The transfer was completed by January 16, 2018, after King County Superior court (Washington) granted Namecheap Inc. a preliminary injunction on January 5, 2018, requiring the Company to bulk transfer the domain names under management.  As a result of the bulk transfer, in the first quarter of 2018, the Company recognized, on an accelerated basis, $14.6 million of revenue and $14.5 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees. In addition, one of the resellers for which the Company registered domain names using the reseller’s accreditation, was acquired and the registrations were moved to the acquiring reseller, resulting in approximately 0.5 million domains being transferred in the first quarter of 2018. As the Company does not defer revenue associated with hosted registry services, there was no impact on deferred as a result of the transfer.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 39,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

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

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics and non-GAAP measures, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, manage our operational cash flow, formulate financial projections and make strategic business decisions. The following tables set forth the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Adjusted EBITDA

Tucows reports all financial information in accordance with U.S. generally accepted accounting principles (GAAP). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. Please see discussion of adjusted EBITDA in the Results of Operations section below.

Network Access Services

	March 31,
	2018 (1)	2017 (1,2)
	(in 000s)
Ting mobile accounts under management	165	171
Ting mobile subscribers under management	286	280

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.
(2)	Subsequent to a review of our subscriber base, our comparative Q1 2017 accounts under management were reduced by approximately 4,000.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,892	4,863

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	March 31,
	2018 (1)	2017 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	19,489	23,895
Registered using Registrar Accreditations belonging to Resellers	4,861	5,694
Total domain names under management	24,350	29,589

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

As a MVNO, our Ting and Roam services are reliant on our Mobile Network Operators ("MNOs") providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large-scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

Ting has also enjoyed rapid growth in its first six years of operation. During this growth phase, we have been able to continue to grow gross customer additions and maintain a consistent churn rate, which has allowed us to maintain net new customer additions despite the impact of churn on a fast-growing customer base. We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base.  Growth in our Domain Services revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and the sale of names from our portfolio of domain names and through the domain expiry stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.  Expanding data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.  Specifically, the European Commission has adopted the General Data Protection Regulation (the “GDPR”), which introduces numerous privacy-related changes for companies operating in the European Union, effective on May 25, 2018.  The solutions we develop for GDRP-compliance may not be adequate in the views of regulatory authorities or ICANN, which may cause the loss of WHOIS privacy revenue or increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

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

Net Revenues

Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services. Other sources of revenue include the provisioning of fixed high-speed Internet access as well as billing solutions to ISP.

Mobile

Ting wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting mobile usage based on the actual amount of monthly services utilized by each customer.

Ting mobile services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting mobile customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories are recognized when title and risk of loss is transferred to the customer and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

Our Roam Mobility brand also offers standard talk, text and data mobile services. Roam customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

Other services

Other services derive revenues from providing Ting fixed high-speed internet access to individuals and small businesses in select cities. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software. Ting fixed Internet access contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Fixed Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access. Though the Company does not consider the installation of fixed Internet access to be a distinct performance obligation, the fees related to installation are immaterial and therefore revenue is recognized as billed.

Fixed Internet access services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting fixed Internet access customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

In those cases, where payment is not received at the time of sale, revenue is not recognized until contract inception unless the collection of the related accounts receivable is reasonably assured. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

Domain Services

Wholesale

Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations are recognized ratably over the registration period as domain registration contracts contain a ‘right to access’ license of IP, which is a distinct performance obligation measured over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

Historically, our wholesale domain service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. With the acquisition of eNom and its 24,000-reseller network, domain services will continue to be the largest portion of our business and will further fuel our ability to sell add-on services.

The Company is an ICANN accredited registrar. Thus, the Company is the primary obligor with our reseller and retail registrant customers and is responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.

Wholesale – Value-Added Services

We derive domain related value-added services like digital certifications, WHOIS privacy and hosted email provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

We also derive revenue from other value-added services primarily from Internet hosting services, advertising from the OpenSRS and eNom domain expiry streams.

Retail

We derive revenues from Hover and eNom’s retail properties through the sale of retail domain name registration and email services to individuals and small businesses.

Portfolio

We derive revenue from our portfolio of domain names parking monetization, whereby the Company contracts with third-party Internet advertising publishers to direct web traffic from the Company’s domain expiry stream domains and Internet portfolio domains to advertising websites. Compensation from Internet advertising publishers is calculated variably on a cost-per-action basis based on the number of advertising links that have been visited in a given month.

The Company also sells the rights to the Company’s portfolio domains or names acquired through the Company’s domain expiry stream. Revenue generated from sale of domain name contracts, containing a distinct performance obligation to transfer the domain name rights under the Company’s control, is generally recognized once the rights have been transferred and payment has been received in full. Domain portfolio names are sold through our premium domain name service, auctions or in negotiated sales. The size of our domain name portfolio varies over time, as we acquire and sell domains on a regular basis to maximize the overall value and revenue generation potential of our portfolio. In evaluating names for sale, we consider the potential foregone revenue from pay-per-click advertising, as well as other factors. The name will be offered for sale if, based on our evaluation, the name is deemed non-essential to our business and management believes that deriving proceeds from the sale is strategically more beneficial to the Company.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted using the modified retrospective basis. Accordingly, comparative figures have not been restated. The adoption of ASU 2014-09 did not have a material impact on the timing of revenue recognition. For further information on our critical accounting policies and estimates, see Note 3 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended March 31,
	2018	2017

Network Access Services:
Mobile Services	$21,872,109	$17,962,868
Other Services	1,736,116	1,286,917
Total Network Access Services	23,608,225	19,249,785

Domain Services:
Wholesale
Domain Services	58,427,707	39,091,817
Value Added Services	4,434,572	3,907,889
Total Wholesale	62,862,279	42,999,706

Retail	8,436,563	6,401,703
Portfolio	888,624	916,868
Total Domain Services	72,187,466	50,318,277

	$95,795,691	$69,568,062
Increase over prior period	$26,227,629
Increase - percentage	38%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended March 31,
	2018	2017

Network Access Services:
Mobile Services	23%	26%
Other Services	2%	2%
Total Network Access Services	25%	28%

Domain Services:
Wholesale
Domain Services	60%	56%
Value Added Services	5%	6%
Total Wholesale	65%	62%

Retail	9%	9%
Portfolio	1%	1%
Total Domain Services	75%	72%

	100%	100%

Total net revenues for the three months ended March 31, 2018 increased by $26.2 million or 38% to $95.8 million when compared to the three months ended March 31, 2017.  This increase primarily resulted from $14.6 million of accelerated recognition of domains revenue associated with the Namecheap bulk transfer of 2.65 million names.  In addition, revenues increased due to the January 20, 2017 acquisition of eNom and the impact the acquisition of the mobile roaming assets of Otono Networks in September 2017.

Deferred revenue from domain name registrations and other Internet services at March 31, 2018 decreased to $151.0 million at from $160.6 million at December 31, 2017, primarily due to the bulk transfer discussed above.

During the three months ended March 31, 2018, one customer accounted for 18% of total revenue, and for the three months ended March 31, 2017 no customer accounted for more than 10% of revenue. As at March 31, 2018 and December 31, 2017, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from mobile phone equipment and services for the three months ended March 31, 2018 increased by $3.9 million or 22% to $21.9 million as compared to the three months ended March 31, 2017. This increase primarily reflects the growth in service revenues by $3.3 million to $19.7 million as compared to the three months ended March 31, 2017, due to the impact of the larger Ting subscriber base is having on Ting mobile service revenue and acquisition of the roaming assets of Otono Networks in the third quarter of 2017.  Revenues from the sale of mobile hardware and related accessories increased by $0.6 million to $2.2 million as compared to the three months ended March 31, 2017. This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

Other revenues from high speed Internet access and billing solutions generated $1.7 million in revenue during the three months ended March 31, 2018, up $0.4 million from the three months ended March 31, 2017. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC.  The Company is currently constructing fiber networks in Sandpoint, ID and Centennial, CO and expects to launch high speed Internet access services in those markets in the second half of 2018.

As of March 31, 2018, Ting mobile had 165,000 accounts under management and 286,000 subscribers under management compared to 171,000 accounts and 280,000 subscribers under management as of March 31, 2017.

Wholesale

During the three months ended March 31, 2018, domain services revenue increased by $19.3 million or 49% to $58.4 million and the number of transactions from all new, renewed and transferred-in domain name registrations we remained relatively flat at 4.9 million when compared to the three months ended March 31, 2017.   This increase primarily resulted from $14.6 million of accelerated recognition of wholesale domain revenue associated with the Namecheap bulk transfer of 2.65 million names.  In addition, revenues increased due to the January 20, 2017 acquisition of eNom and that our revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom.

The increase in revenue from the acquisition has been offset by the continued and ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. As previously discussed, the Company completed a bulk transfer of 2.65 million domain names to Namecheap’s credentials, which is the most significant migration of this nature.  In addition, one of the resellers for which the Company registered domain names using the reseller’s accreditation, was acquired and the registrations were moved to the acquiring reseller, resulting in approximately 0.5 million domains being transferred in the first quarter of 2018.  Due to these factors, total domains that we manage decreased to 24.4 million as of March 31, 2018, when compared to 29.6 million at March 31, 2017. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

During the three months ended March 31, 2018, value added services revenue increased by $0.5 million to $4.4 million when compared to the three months ended March 31, 2017.  This increase was due to the acquisition of eNom on January 20, 2017.  In addition, our revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Retail

Net revenues from retail for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, increased by $2.0 million, or 32%, to $8.4 million.  These increases were largely due to the acquisition of eNom on January 20, 2017 and to a lesser extent due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.  In addition, our revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from portfolio for the three months ended March 31, 2018, remained relatively flat at $0.9 million, as compared to the three months ended March 31, 2017.

COST OF REVENUES

Network Access Services

Mobile

Cost of revenues for mobile services includes the costs of provisioning mobile services, which is primarily our customers' voice, messaging, data usage provided by our MNOs, and the costs of providing mobile phone hardware, which is the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs.

Other Services

Cost of revenues for other services includes the costs for provisioning high speed Internet access, comprised of network access fees and software licenses, the costs of providing hardware, comprised of the cost of network routers sold to our customers, order fulfillment related expenses, and inventory write-downs and fees paid to third-party service providers, primarily for printing services in connection with billing services to ISPs.

Wholesale

Domain Service

Cost of revenues for domain registrations represents the amortization of registry and accreditation fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period. Market development funds that do not represent a payment for distinct goods or services provided by Tucows, and thus do not meet the criteria for revenue recognition under ASU 2014-09, are reflected as cost of goods sold and are recognized as earned.

Value-Added Services

Costs of revenues for value-added services include licensing and royalty costs related to the provisioning of certain components of related to hosted email, third-party hosting services. Fees payable for trust certificates are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

Retail

Costs of revenues for our provision and management of Internet services through our retail sites, Hover.com and the eNom branded sites, include the amortization of registry and accreditation fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended March 31,
	2018	2017

Network Access Services:
Mobile Services	$11,265,767	$9,567,160
Other Services	940,751	825,256
Total Network Access Services	12,206,518	10,392,416

Domain Services:
Wholesale
Domain Services	51,314,038	34,462,926
Value Added Services	857,268	575,923
Total Wholesale	52,171,306	35,038,849

Retail	4,409,742	3,617,402
Portfolio	184,654	262,045
Total Domain Services	56,765,702	38,918,296

Network Expenses:
Network, other costs	2,574,087	2,343,196
Network, depreciation and amortization costs	1,630,175	970,509
	4,204,262	3,313,705

	$73,176,482	$52,624,417
Increase over prior period	$20,552,065
Increase - percentage	39%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended March 31,
	2018	2017

Network Access Services:
Mobile Services	15%	18%
Other Services	1%	2%
Total Network Access Services	16%	20%

Domain Services:
Wholesale
Domain Services	71%	66%
Value Added Services	1%	1%
Total Wholesale	72%	67%

Retail	6%	7%
Portfolio	0%	0%
Total Domain Services	78%	74%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	2%	2%
	6%	6%

	100%	100%

Total cost of revenues for the three months ended March 31, 2018, increased by $20.6 million, or 39%, to $73.2 million when compared to the three months ended March 31, 2017. This increase primarily resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names.  In addition, cost of revenues increased due to the January 20, 2017 acquisition of eNom and the impact the acquisition of the mobile roaming assets of Otono Networks in September 2017.  Prepaid domain registration and other Internet services fees as of March 31, 2018 decreased to $115.7 million from $127.0 million as of December 31, 2017, primarily due to the bulk transfer discussed above.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, increased by $1.7 million or 18% to $11.3 million. This increase primarily reflects the impact the subscriber base had on Ting mobile service cost of revenue as well as the acquisition of the mobile roaming assets of Otono Networks in September 2017 which combined grew by $1.2 million to $9.0 million as compared to the three months ended March 31, 2017.  Mobile hardware and related accessories costs increased by $0.5 million compared to the three months ended March 31, 2017, to $2.3 million reflecting an increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, during the three months ended March 31, 2018, we incurred costs of $0.9 million in provisioning high speed Internet access and billing solutions as compared to $0.8 million during the three months ended March 31, 2017. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for wholesale and value-added services for the three months ended March 31, 2018 increased by $17.1 million, or 49%, to $52.2 million when compared to the three months ended March 31, 2017. This increase primarily resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names. In addition, cost of revenues increased due to the January 20, 2017 acquisition of eNom.

Retail

Costs for retail for the three months ended March 31, 2018 increased by $0.8 million, to $4.4 million when compared to the three months ended March 31, 2017. This increase resulted primarily from the acquisition of eNom on January 20, 2017 and to a lesser extent the increased cost of additional volume in Hover services.

Portfolio

Costs for portfolio for the three months ended March 31, 2018 were decreased by $0.1 million to $0.2 million, when compared to the three months ended March 31, 2017.

Network Expenses

Network costs for the three months ended March 31, 2018 increased by $0.9 million to $4.2 million when compared to the three months ended March 31, 2017. The increase is primarily due to the acquisition of eNom on January 20, 2017, including acquired developed platform technology.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended March 31,
	2018	2017
Sales and marketing	$8,364,787	$7,219,322
Increase over prior period	$1,145,465
Increase - percentage	16%
Percentage of net revenues	9%	10%

Sales and marketing expenses for the three months ended March 31, 2018 increased by $1.1 million, or 16%, to $8.4 million when compared to the three months ended March 31, 2017. This increase related primarily to an increase of $1.4 million in workforce, stock-based compensation and travel related costs due partly to the full quarter impact of the acquisition of eNom as well as workforce increases to support network access related growth.  Marketing costs decreased $0.3 million largely due to timing of expenditures.

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

	Three months ended March 31,
	2018	2017
Technical operations and development	$2,094,689	$1,694,141
Increase over prior period	$400,548
Increase - percentage	24%
Percentage of net revenues	2%	2%

Technical operations and development expenses for the three months ended March 31, 2018 increased by $0.4 million, or 24%, to $2.1 million when compared to the three months ended March 31, 2017.  The increase in costs relate primarily to increased salaries and benefits associated with the full quarter impact of the eNom technical operations and development workforce that were included as of January 20, 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended March 31,
	2018	2017*
General and administrative	$4,531,412	$3,457,343
Increase over prior period	$1,074,069
Increase - percentage	31%
Percentage of net revenues	5%	5%

General and administrative expenses for the three months ended March 31, 2018 increased by $1.1 million, or 31%, to $4.5 million when compared to the three months ended March 31, 2017.  Workforce, travel and stock-based compensation increased $0.1 million, software and collaboration tools increased $0.2 million, professional fees increased $0.2 million primarily due to increased accounting and taxation related services. Other expenses, including credit card processing fees related to growth of network access services and facilities costs increased $0.3 million. In addition, during the three months ended March 31, 2018, we experienced losses of $0.2 million on foreign exchange revaluation of our foreign denominated monetary assets and liabilities compared to a gain of $0.1 million for the three months ended March 31, 2017.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended March 31,
	2018	2017
Depreciation of property and equipment	$101,072	$166,317
Decrease over prior period	$(65,245)
Decrease - percentage	(39)%
Percentage of net revenues	0%	0%

Depreciation costs decreased to $0.1 million from $0.17 million as compared to the three months ended March 31, 2017.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended March 31,
	2018	2017
Amortization of intangible assets	$1,831,730	$1,380,809
Increase over prior period	$450,921
Increase - percentage	33%
Percentage of net revenues	2%	2%

Amortization of intangible assets for the three months ended March 31, 2018 increased $0.5 million to $1.8 million as compared to the three months ended March 31, 2017 due to the full quarter impact of the acquisition of eNom as well as acquisition of the mobile roaming assets of Otono Networks, Inc. in September 2017.

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

	Three months ended March 31,
	2018	2017
Loss (gain) on currency forward contracts	$(3,093)	$(34,425)
Increase over prior period	$31,332
Increase - percentage	(91)%
Percentage of net revenues	0%	0%

As of March 31, 2018, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through September 2019. The Company recorded a gain of $3,093 for the change in fair value of outstanding contracts for the three months ended March 31, 2018, as compared to a total gain of $34,425 for the change in fair value of outstanding contracts and the settlement of contracts not designated as hedges for the three months ended March 31, 2017.

At March 31, 2018, our balance sheet reflects a net derivative instrument asset of $26,103 as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended March 31,
	2018	2017
Other income (expense), net	$(772,002)	$(739,096)
Increase over prior period	$(32,906)
Increase - percentage	4%
Percentage of net revenues	(1)%	(1)%

Other expense during the three months ended March 31, 2018 was $0.8 million, as compared to other expense of $0.7 million for the three months ended March 31, 2017. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility (as discussed below), which was partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015. The interest incurred primarily relates to our loan balances related to the acquisition of eNom and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

	Three months ended March 31,
	2018	2017
Provision for income taxes	$1,182,918	$(125,449)
Increase in provision over prior period	$1,308,367
Increase - percentage	1,043%
Effective tax rate	24.0%	0%

For the three months ended March 31, 2018, we recorded an income tax expense of $1.2 million on income before income taxes of $4.9 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.1 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended March 31, 2017, we recorded a provision for income tax recovery of $0.1 million on income before taxes of $2.3 million, using an estimated effective tax rate for the 2017 fiscal year and reflecting the $1.0 million tax recovery impacted related to ASU 2016-09.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment.

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2018 and December 31, 2017, respectively.

ADJUSTED EBITDA

We believe that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use adjusted EBITDA to measure our performance and prepare our budgets. Because adjusted EBITDA is a non-GAAP financial performance measure, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. See the Consolidated Statements of Cash Flows included in the attached financial statements. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of adjusted EBITDA to net income based on U.S. GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

Reconciliation of Net income to Adjusted EBITDA (In Thousands of US Dollars) (unaudited)

	Three months ended March 31,
	2018 (unaudited)	2017 (unaudited)

Net income for the period	$3,744	$2,446
Depreciation of property and equipment	1,232	757
Amortization of intangible assets	2,331	1,761
Interest expense, net	896	868
Provision for income taxes	1,183	(125)
Stock-based compensation	578	318
Unrealized loss (gain) on change in fair value of forward contracts	(3)	(18)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	176	(50)
Acquisition and other costs[1]	241	382

Adjusted EBITDA	$10,378	$6,339

1Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017.   Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $10.4 million in the three months ended March 31, 2018 from $6.3 million in the three months ended March 31, 2017. The increase in adjusted EBITDA from period-to-period was primarily driven by the acquisition of eNom on January 20, 2017 and growth in Ting Mobile.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for the three months ended March 31, 2018 was a net gain in other comprehensive income of less than $0.1 as compared to a net gain of $0.2 million for the three months ended March 31, 2017.

 The following table presents other comprehensive income for the periods presented:

	Three months ended March 31,
	2018	2017
Other comprehensive income (loss)	$17,425	$105,609
Decrease over prior period	$(88,184)
Decrease - percentage	(84)%
Percentage of net revenues	0%	0%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our cash and cash equivalents balance decreased to $16.6 million when compared to December 31, 2017.  Our principal uses of cash were $4.6 million in loan repayments, $1.2 million for the remaining 10% interest in Ting Virginia, LLC, $0.1 million of other costs, including tax payment associated with stock option exercises and continued investment in property and equipment of $5.1 million.   Our principal source of liquidity was cash provided by operating activities for the three months ended March 31, 2018 of $9.6 million.

2017 Amended Credit Facility

On January 20, 2017, the Company and certain of its subsidiaries entered into a First Amended and Restated Secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO”), Royal Bank of Canada (“RBC”) and Bank of Nova Scotia (the “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. The 2017 Amended Credit Agreement amends and restates the Company’s Credit Agreement, dated as of August 18, 2016, with BMO and RBC (the “2016 Credit Agreement”). The 2017 Amended Credit Agreement, among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $85 million (the “New Facility”), and together with the Existing Facilities, the “2017 Amended Credit Facility”). The obligations of the Company under the 2017 Amended Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company.

Borrowings under the 2017 Amended Credit Agreement accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s total funded debt to EBITDA as described as described more fully in Note 8 of the unaudited Consolidated Financial Statements of the Company.

The 2017 Amended Credit Agreement. includes an additional repayment mechanism that is triggered based on the Company’s total funded debt to EBITDA calculation at the end of each fiscal year. If total funded debt to EBITDA exceeds 2.25:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of excess cash flow, all as set forth in the 2017 Amended Credit Agreement.

The 2017 Amended Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2018, we were in compliance with all our covenants.

For more information on the 2017 Amended Credit Agreement, see Note 7 to the Consolidated Financial Statements of the Company.

Other Credit Facilities

In addition to the 2017 Amended Credit Agreement, the company is party to a Loan Agreement with BMO, as amended from time to time, most recently in June 2017 (the “2012 Amended Credit Agreement”), pursuant to which the Company currently maintains a treasury risk management facility and credit card facility.

The treasury risk management facility under the 2012 Amended Credit Agreement provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2012 Amended Credit Agreement, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2018, the Company held contracts in the amount of $12.8 million to trade U.S. dollars in exchange for Canadian dollars.

In Q4, 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the remaining Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2018 was $9.6 million, as compared to $2.4 million during the three months ended March 31, 2017.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2018 was $7.7 million. Net income included non-cash charges and recoveries of $4.0 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital provided $1.9 million.  Positive contributions of $14.6 million from movements in domain registry fees, accounts payables, accrued liabilities, accreditation fees payable, inventory and income taxes recoverable were offset by $12.7 million utilized in changes from accounts receivable, prepaid expenses, customer deposits and deferred revenue.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 31, 2018 totaled $4.7 million as compared to cash inflows of $79.5 million during the three months ended March 31, 2017.  Cash outflows of $4.6 million related to principal repayments relating to our 2017 Credit Amended Credit Facility and a $0.1 million outflow from the net impact of exercise of stock options. During the three months ended March 31, 2017, the net cash inflow of $79.5 million was primarily related to the $87.0 million draw on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2018 used net cash of $6.3 million as compared to using $81.9 million during the three months ended March 31, 2017.

On February 14, 2018, the Company acquired the remaining 10% interest in Ting Virginia, LLC. for a consideration of $1.2 million. The consideration was funded through cash flow from operations. For additional details, see note 4(a) to the interim unaudited financial statements included in this report.

 In addition, the Company invested $5.1 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD as well ramping construction in Sandpoint, ID and Centennial, CO, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2018.

Based on our operations, we believe that our cash flow from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and our loan repayments for at least the next 12 months.

We may choose or need to raise additional funds or seek other financing arrangements to facilitate more rapid expansion, develop new or enhance existing products or services, respond to competitive pressures or acquire or invest in complementary businesses, technologies, services or products.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our contractual obligations.

As of March 31, 2018, there have been no other material changes to those contractual obligations outside the ordinary course of business.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2018. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility. We do not expect that any changes in interest rates will be material during fiscal 2018; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2018, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April - June 2018	3,176,805	1.2919	7,737
July - September 2018	3,394,161	1.2893	7,165
October - December 2018	1,604,112	1.2873	3,421
January - March 2019	1,639,448	1.2852	3,192
April - June 2019	1,599,200	1.2831	2,788
July - September 2019	1,366,226	1.2809	1,800
	$12,779,952	1.2875	$26,103

As of March 31, 2018, the Company had $12.8 million of outstanding foreign exchange forward contracts which will convert to CDN $16.4 million. Of these contracts, $11.3 million met the requirements for hedge accounting (December 31, 2017 - the Company held nil contracts to trade U.S. dollars in exchange for Canadian dollars.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2018. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2018 of approximately $0.9 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2018, we had an outstanding balance of $72.4 million on the 2017 Amended Credit Facility.  The 2017 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of March 31, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2017 Amended Credit Facility by approximately $0.7 million, assuming that the loan balance as of March 31, 2018 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

The adoption of ASU 2014-09 did not require any material changes in our internal control over financial reporting. There were no other changes made in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factor and other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in this Quarterly Report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2017, The Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market.  Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and terminated on February 14, 2018.  During the three months ended March 31, 2018, the Company did not repurchase any shares under this program.

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019.  During the three months ended March 31, 2018, the Company did not repurchase any shares under this program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: May 9, 2018	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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