Form 10-Q
period 2018-06-30
TUCOWS INC /PA/
filed 2018-08-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 10,609,438 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2018	2017*

Assets

Current assets:
Cash and cash equivalents	$11,161	$18,049
Accounts receivable, net of allowance for doubtful accounts of $132 as of June 30, 2018 and $168 as of December 31, 2017	12,214	12,376
Inventory	3,248	2,944
Prepaid expenses and deposits	15,428	14,186
Prepaid domain name registry and ancillary services fees, current portion (note 11 (b))	94,754	103,302
Income taxes recoverable	3,137	3,004
Total current assets	139,942	153,861

Prepaid domain name registry and ancillary services fees, long-term portion (note 11 (b))	20,701	23,701
Property and equipment	34,538	24,620
Contract costs (note 11 (a))	1,354	-
Intangible assets (note 6)	53,693	58,414
Goodwill (note 6)	90,054	90,054
Total assets	$340,282	$350,650

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$7,340	$7,026
Accrued liabilities	6,770	6,412
Customer deposits	12,934	15,255
Derivative instrument liability (note 5)	337	-
Deferred rent, current portion	21	21
Loan payable, current portion (note 7)	17,721	18,290
Deferred revenue, current portion	122,976	129,155
Accreditation fees payable, current portion	1,099	1,175
Income taxes payable	1,477	1,226
Total current liabilities	170,675	178,560

Derivative instrument liability, long-term portion (note 5)	27	-
Deferred revenue, long-term portion	29,075	31,427
Accreditation fees payable, long-term portion	269	289
Deferred rent, long-term portion	126	130
Loan payable, long-term portion (note 7)	51,012	58,634
Deferred gain	258	429
Deferred tax liability (note 8)	19,577	19,834

Redeemable non-controlling interest (note 4 (a))	-	1,136

Stockholders' equity (note 13)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,603,366 shares issued and outstanding as of June 30, 2018 and 10,583,879 shares issued and outstanding as of December 31, 2017	15,548	15,368
Additional paid-in capital	2,931	2,167
Retained earnings	51,027	42,676
Accumulated other comprehensive income	(243)	-
Total stockholders' equity	69,263	60,211
Total liabilities and stockholders' equity	$340,282	$350,650

Commitments and contingencies (note 16)

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017*	2018	2017*

Net revenues (note 10)	$81,087	$84,223	$176,882	$153,791

Cost of revenues (note 10)
Cost of revenues	54,501	59,445	123,473	108,756
Network expenses	2,701	2,261	5,275	4,604
Depreciation of property and equipment	1,228	714	2,359	1,305
Amortization of intangible assets (note 6)	499	455	998	836
Total cost of revenues	58,929	62,875	132,105	115,501

Gross profit	22,158	21,348	44,777	38,290

Expenses:
Sales and marketing	7,852	7,447	16,217	14,667
Technical operations and development	2,355	1,798	4,450	3,492
General and administrative	4,256	3,285	8,786	6,742
Depreciation of property and equipment	102	165	203	331
Loss on disposition of property and equipment	-	2	-	2
Amortization of intangible assets (note 6)	1,827	1,608	3,659	2,989
Loss (gain) on currency forward contracts (note 5)	52	(27)	49	(61)
Total expenses	16,444	14,278	33,364	28,162

Income from operations	5,714	7,070	11,413	10,128

Other income (expense):
Interest expense, net	(951)	(970)	(1,847)	(1,838)
Other income, net	73	225	197	354
Total other income (expense)	(878)	(745)	(1,650)	(1,484)

Income before provision for income taxes	4,836	6,325	9,763	8,644

Provision for income taxes (note 8)	1,228	1,083	2,411	958

Net income before redeemable non-controlling interest	3,608	5,242	7,352	7,686

Redeemable non-controlling interest	-	(117)	(26)	(243)
Net income attributable to redeemable non-controlling interest	-	117	26	243

Net income for the period	3,608	5,242	7,352	7,686

Other comprehensive income, net of tax
Unrealized income on hedging activities (note 5)	(273)	143	(256)	329
Net amount reclassified to earnings (note 5)	13	(17)	13	(98)

Other comprehensive income net of tax of $84 and and $71 for the three months ended June 30, 2018 and June 30, 2017, $78 and $131 for the six months ended June 30, 2018 and June 30, 2017 (note 5)	(260)	126	(243)	231

Comprehensive income for the period	$3,348	$5,368	$7,109	$7,917

Basic earnings per common share (note 9)	$0.34	$0.50	$0.69	$0.73

Shares used in computing basic earnings per common share (note 9)	10,597,228	10,528,219	10,592,994	10,501,407

Diluted earnings per common share (note 9)	$0.33	$0.49	$0.68	$0.71

Shares used in computing diluted earnings per common share (note 9)	10,803,007	10,793,031	10,797,017	10,785,685

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017*	2018	2017*
Cash provided by:
Operating activities:
Net income for the period	$3,608	$5,242	$7,352	$7,686
Items not involving cash:
Depreciation of property and equipment	1,330	879	2,562	1,636
Loss on write off of property and equipment	-	9	-	9
Amortization of debt discount and issuance costs	69	80	139	147
Amortization of intangible assets	2,326	2,064	4,657	3,825
Change in capitalized contract costs	25	-	50	-
Deferred income taxes (recovery)	(445)	(2,885)	(492)	(1,565)
Excess tax benefits on share-based compensation expense	(197)	(1,182)	(341)	(2,171)
Amortization of deferred rent	(4)	1	(4)	5
Loss on disposal of domain names	28	7	65	18
Other income	(42)	(128)	(171)	(257)
Loss (gain) on change in the fair value of forward contracts	46	(163)	43	(301)
Stock-based compensation	615	313	1,193	631
Change in non-cash operating working capital:
Accounts receivable	471	(905)	162	(864)
Inventory	(350)	(1,267)	(304)	(1,096)
Prepaid expenses and deposits	(717)	1,186	(1,242)	(2,371)
Prepaid domain name registry and ancillary services fees	204	2,976	11,548	(2,513)
Income taxes recoverable	165	2,513	430	(147)
Accounts payable	(1,862)	(592)	270	(4,038)
Accrued liabilities	(401)	(1,818)	358	13
Customer deposits	(46)	3,152	(2,321)	3,068
Deferred revenue	1,067	(1,273)	(8,531)	8,968
Accreditation fees payable	(136)	(78)	(96)	(149)
Net cash provided by operating activities	5,754	8,131	15,327	10,534

Financing activities:
Proceeds received on exercise of stock options	32	85	39	105
Payment of tax obligations resulting from net exercise of stock options	(141)	(609)	(288)	(1,322)
Proceeds received on loan payable	2,500	-	2,500	86,998
Repayment of loan payable	(6,253)	(4,572)	(10,825)	(10,830)
Payment of loan payable costs	-	(13)	(4)	(604)
Net cash (used in) provided by financing activities	(3,862)	(5,109)	(8,578)	74,347

Investing activities:
Additions to property and equipment	(7,319)	(2,909)	(12,436)	(6,602)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 4(a))	-	-	(1,200)	(2,000)
Acquisition of Enom Incorporated, net of cash (note 4(b))	-	-	-	(76,238)
Acquisition of intangible assets	-	-	(1)	-
Net cash (used in) investing activities	(7,319)	(2,909)	(13,637)	(84,840)

Decrease in cash and cash equivalents	(5,427)	113	(6,888)	41

Cash and cash equivalents, beginning of period	16,588	15,033	18,049	15,105
Cash and cash equivalents, end of period	$11,161	$15,146	$11,161	$15,146

Supplemental cash flow information:
Interest paid	$961	$975	$1,862	$1,848
Income taxes paid, net	$2,240	$2,663	$3,577	$5,006
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$258	$232	$258	$232

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2018 and the results of operations and cash flows for the interim periods ended June 30, 2018 and 2017. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in Tucows' 2017 Annual Report on Form 10-K filed with the SEC on March 6, 2018 (the “2017 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the six months ended June 30, 2018 as compared to the significant accounting policies and estimates described in our 2017 Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  See Note 3 for more information.

Beginning with this Quarterly Report on Form 10-Q, all dollar values of current and comparative figures in the financial statements and accompanying tables have been rounded to the nearest thousand ($000), except when otherwise indicated.

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

The Company previously recognized commission fees related to Ting Mobile, Ting Internet, eNom domain registration and eNom domain related value-added service contracts as selling expenses when they were incurred. Under ASU 2014-09, when these commission fees are deemed incremental and are expected to be recovered, the Company capitalizes as an asset such commission fees as costs of obtaining a contract. These commission fees are amortized into income consistently with the pattern of transfer of the good or service to which the asset relates. The amortization of deferred costs of acquisition are amortized into Sales and marketing expense. The estimation of the amortization period for the costs to obtain a contract required judgement.

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

	June 30, 2018
Consolidated Balance Sheet (Dollar amounts in thousands of U.S. dollars)	As reported	Adjustments	Balances without adoption of Topic 606

Assets

Contract costs (note 11)	$1,354	$(1,354)	$(0)
Total assets	$340,282	$(1,354)	$338,928

Liabilities and Shareholders' Equity

Deferred tax liability (note 8)	$19,577	$(329)	$19,248
Retained earnings	51,027	(1,025)	50,002
Total Liabilities and Shareholders' Equity	$340,282	$(1,354)	$338,928

	Three months ended, June 30, 2018			Six months ended, June 30, 2018
Consolidated Statements of Operations and Comprehensive Income (Dollar amounts in thousands of U.S. dollars)	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606

Expenses

Sales and marketing	$7,852	$(25)	$7,827	$16,217	$(50)	$16,167
Income before provision for income taxes	4,836	25	4,861	9,763	50	9,813

Provision for income tax (note 8)	1,228	6	1,234	2,411	12	2,423
Net income for the period	$3,608	$19	$3,627	$7,352	$38	$7,390

	Three months ended, June 30, 2018			Six months ended, June 30, 2018
Consolidated Statements of Cash Flows (Dollar amounts in thousands of U.S. dollars)	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606

Net income for the period	$3,608	$19	$3,627	$7,352	$38	$7,390

Items not involving cash
Amortization contract costs	25	(25)	(0)	50	(50)	0
Deferred income taxes (recovery)	(445)	6	(439)	(492)	12	(480)
Net cash provided by operating activities	$5,754	$(0)	$5,754	$15,327	$-	$15,327

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. More specifically, ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018, which begins on January 1, 2019 for the Company. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019. The Company is currently in the process of evaluating the impact of transition methods. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for administrative office operating leases.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2018, is recorded as derivative instrument liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is reclassified from AOCI to earnings.

As of June 30, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $16.9 million, of which $14.9 million were designated as hedges. As of December 31, 2017 the Company held no contracts to trade U.S. dollars in exchange for Canadian dollars.

As of  June 30, 2018, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July - September 2018	6,130	1.2851	(134)
October - December 2018	6,049	1.2802	(144)
January - March 2019	1,640	1.2852	(30)
April - June 2019	1,599	1.2831	(29)
July - September 2019	1,444	1.2809	(27)
	$16,862	1.2828	$(364)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of June 30, 2018	As of December 31, 2017
Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(321)	$-

Foreign currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	$(43)	$-

Total foreign currency forward contracts (net)	Derivative instruments	$(364)	$-

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – March 31. 2018	$23	$(6)	$17

Other comprehensive income (loss) before reclassifications	(361)	88	(273)
Amount reclassified from accumulated other comprehensive income	17	(4)	13
Other comprehensive income (loss) for the three months ended June 30, 2018	(344)	84	(260)

Ending AOCI balance – June 30, 2018	$(321)	$78	$(243)

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the six months ended June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2017	$—	$—	$—

Other comprehensive income (loss) before reclassifications	(338)	82	(256)
Amount reclassified from accumulated other comprehensive income	17	(4)	13
Other comprehensive income (loss) for the six months ended June 30, 2018	(321)	78	(243)

Ending AOCI balance – June 30, 2018	$(321)	$78	$(243)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2018 and June 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(1)	Operating expenses	$—
Foreign currency forward contracts for the three months ended June 30, 2018	$(260)	Cost of revenues	$(16)	Cost of revenues	—

		Operating expenses	$24	Operating expenses	$—
Foreign currency forward contracts for the three months ended June 30, 2017	$126	Cost of revenues	$4	Cost of revenues	—

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2018 and June 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(1)	Operating expenses	$—
Foreign currency forward contracts for the six months ended June 30, 2018	$(243)	Cost of revenues	$(16)	Cost of revenues	—

		Operating expenses	$129	Operating expenses	$—
Foreign currency forward contracts for the six months ended June 30, 2017	$231	Cost of revenues	$25	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded a loss on settlement of less than $0.1 million and a loss of less than $0.1 million for the change in fair value of outstanding contracts for the three months ended June 30, 2018, in the consolidated statement of operations and comprehensive income. The Company recorded a total gain of less than $0.1 million for the change in fair value of outstanding contracts and the settlement of contracts not designated as hedges for the three months ended June 30, 2017, in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of less than $0.1 million upon settlement and a loss of less than $0.1 million for the change in fair value of outstanding contracts for the six months ended June 30, 2018, in the consolidated statement of operations and comprehensive income. The Company recorded a gain of less than $0.1 million upon settlement and a gain of less than $0.1 million for the change in fair value of the foreign currency forward contracts not designated as hedges for the six months ended June 30, 2017, in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $90.1 million as of June 30, 2018 (December 31, 2017 – $90.1 million). The Company's goodwill relates 98% ($87.9 million) to its Domain Services operating segment and 2% ($2.2 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended June 30, 2018 and June 30, 2017, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of four to fifteen years.

A summary of acquired intangible assets for the three months ended June 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances March 31, 2018	$11,205	$1,519	$10,342	$30,806	$1,625	$550	$56,047

Additions to/(disposals from) domain portfolio, net	(4)	(24)	-	-	-	-	(28)
Amortization expense	-	-	(450)	(1,377)	(487)	(12)	(2,326)
Balances June 30, 2018	$11,201	$1,495	$9,892	$29,429	$1,138	$538	$53,693

A summary of acquired intangible assets for the six months ended June 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances December 31, 2017	$11,210	$1,551	$10,793	$32,186	$2,113	$561	$58,414

Acquisition of customer relationships	-	-	-	1	-	-	1
Additions to/(disposals from) domain portfolio, net	(9)	(56)	-	-	-	-	(65)
Amortization expense	-	-	(901)	(2,758)	(975)	(23)	(4,657)
Balances June 30, 2018	$11,201	$1,495	$9,892	$29,429	$1,138	$538	$53,693

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending December 31,

Remainder of 2018	$4,579
2019	7,338
2020	7,171
2021	7,171
2022	7,171
Thereafter	7,567

Total	$40,997

As of June 30, 2018, the accumulated amortization for the definite life intangible assets was $20.0 million.

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

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $50.0 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the periods ending June 30, 2018, and June 30, 2017, the Company was in compliance with these covenants.

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

 Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2018	December 31, 2017
Facility B	2,500	-
Facility C	3,554	5,930
Facility D	63,373	71,823
Less: unamortized debt discount and issuance costs	(694)	(829)
Total loan payable	68,733	76,924
Less: loan payable, current portion	17,721	18,290
Loan payable, long-term portion	51,012	58,634

The following table summarizes our scheduled principal repayments as of June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2018	8,771
2019	17,900
2020	17,900
2021	17,900
2022	5,225
Thereafter	1,731
$69,427

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

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2018, the Company held contracts in the amount of $21.6 million to trade U.S. dollars in exchange for Canadian dollars (note 5).

In Q4, 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million.

8. Income taxes

For the three months ended June 30, 2018, we recorded an income tax expense of $1.2 million on income before income taxes of $4.8 million, using an estimated effective tax rate for the fiscal year ending December 31, 2018 (“Fiscal 2018”) adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended June 30, 2017, the Company recorded an income tax expense of $1.1 million on income before taxes of $6.3 million, using an estimated effective tax rate for the 2017 fiscal year and adjusted for the $1.2 million tax recovery impact related to ASU 2016-09.

For the six months ended June 30, 2018, we recorded an income tax expense of $2.4 million on income before income taxes of $9.8 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.3 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the six months ended June 30, 2017, the Company recorded income tax expense of $1.0 million on income before taxes of $8.6 million, using an estimated effective tax rate for the 2017 fiscal year and adjusted for the $2.2 million tax recovery impact related to ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2018 and December 31, 2017, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Numerator for basic and diluted earnings per common share:
Net income for the period	$3,608	$5,242	$7,352	$7,686

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,597,228	10,528,219	10,592,994	10,501,407
Effect of outstanding stock options	205,779	264,812	204,023	284,278
Diluted weighted average number of shares outstanding	10,803,007	10,793,031	10,797,017	10,785,685

Basic earnings per common share	$0.34	$0.50	$0.69	$0.73

Diluted earnings per common share	$0.33	$0.49	$0.68	$0.71

For the three months ended June 30, 2018, outstanding options to purchase 419,000 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended June 30, 2017, where 18,500 outstanding options were not included in the computation.

For the six months ended June 30, 2018, outstanding options to purchase 449,000 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the six months ended June 30, 2017, where 23,500 outstanding options were not included in the computation.

During the three and six months ended June 30, 2018, the Company did not repurchase any shares under the stock buyback program commenced on February 14, 2018, which will be terminated on or before February 13, 2019.

During the three and six months ended June 30, 2017 and the six months ended June 30, 2018, the Company did not repurchase any shares under the stock buyback program commenced on March 1, 2017, which terminated on February 14, 2018.

During the six months ended June 30, 2017, the company did not repurchase any shares under the stock buyback program commenced on February 10, 2016, which terminated on February 9, 2017.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Network Access Services:
Mobile Services	$22,411	$20,379	$44,283	$38,341
Other Services	1,895	1,248	3,631	2,535
Total Network Access Services	24,306	21,627	47,914	40,876

Domain Services:
Wholesale
Domain Services	42,540	48,550	100,968	87,644
Value Added Services	4,601	5,415	9,035	9,322
Total Wholesale	47,141	53,965	110,003	96,966

Retail	8,477	7,663	16,913	14,064
Portfolio	1,163	968	2,052	1,885
Total Domain Services	56,781	62,596	128,968	112,915

	$81,087	$84,223	$176,882	$153,791

During the three months ended June 30, 2018, no customer accounted for more than 10% of total revenue. During the six months ended June 30, 2018, one customer accounted for 11% of total revenue, and for the three and six months ended June 30, 2017, no customer accounted for more than 10% of revenue. As at June 30, 2018 and December 31, 2017, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Network Access Services:
Mobile Services	$11,978	$10,702	$23,243	$20,269
Other Services	1,290	946	2,230	1,771
Total Network Access Services	13,268	11,648	25,473	22,040

Domain Services:
Wholesale
Domain Services	35,844	42,449	87,161	76,913
Value Added Services	748	615	1,605	1,191
Total Wholesale	36,592	43,064	88,766	78,104

Retail	4,446	4,548	8,855	8,165
Portfolio	195	185	379	447
Total Domain Services	41,233	47,797	98,000	86,716

Network Expenses:
Network, other costs	2,701	2,261	5,275	4,604
Network, depreciation and amortization costs	1,727	1,169	3,357	2,141
	4,428	3,430	8,632	6,745

	$58,929	$62,875	$132,105	$115,501

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

The opening balance of deferred revenue was $160.6 million as of January 1, 2018. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30, 2018	Six months ended June 30, 2018

Balance, beginning of period	$150,983	$160,582
Deferral of revenue	56,352	116,722
Recognition of deferred revenue [1]	(55,284)	(125,253)
Balance, end of period	$152,051	$152,051

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5, 2018, recognized revenue for the six months ended June 30, 2018 includes $14.6 million related to previously deferred revenue for these names.

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

For mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) (Dollar amounts in thousands of US dollars).

June 30, 2018

Remainder of 2018	$85,722
2019	45,546
2020	8,640
2021	4,616
2022	2,987
Thereafter	4,321

Total	$151,832

11. Contract Costs

(a)     Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $1.4 million at June 30, 2018.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range 2 – 10 years. For the three months ended June 30, 2018, the Company capitalized $0.2 million and also amortized $0.3 million of contract costs, respectively, realizing net amortization of less than $0.1 million. For the six months ended June 30, 2018, the Company capitalized $0.4 million and also amortized $0.5 million of contract costs, respectively, realizing net amortization of less than $0.1 million. There was no impairment loss recognized in relation to the costs capitalized during the three or six months ending June 30, 2018. The breakdown of the movement in the contract costs balance for the three and six months ending June 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30, 2018	Six months ended June 30, 2018 (1)

Balance, beginning of period	$1,378	$1,404
Capitalization of costs	244	439
Amortization of costs	(268)	(489)
Balance, end of period	$1,354	$1,354

(1)The beginning balance consists entirely of a cumulative adjustment recorded on January 1, 2018 as a result of the modified retrospective adoption of ASU 2014-09. See note 3 for additional information.

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program and certain partner sales incentive programs.

(b)     Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the three months ended June 30, 2018, the Company capitalized $41.2 million and also amortized $41.4 million of contract costs, respectively, realizing a net change in prepaid domain name registry and ancillary services fees of $0.2 million. For the six months ended June 30, 2018, the Company capitalized $87.2 million and also amortized $98.7 million of contract costs, respectively, realizing a net change in prepaid domain name registry and ancillary services fees of $11.5 million. There was no impairment loss recognized in relation to the costs capitalized during the three or six months ending June 30, 2018. Amortization expense is primarily included in cost of revenue.  The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the three and six months ended June 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars).

	Three months ended June 30, 2018	Six months ended June 30, 2018

Balance, beginning of period	$115,660	$127,003
Deferral of costs	41,177	87,160
Recognition of costs [1]	(41,380)	(98,708)
Balance, end of period	$115,456	$115,456

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized costs for the six months ended June 30, 2018 includes $14.5 million related to previously deferred revenue for these names.

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

Information by operating segments (with the exception of disaggregated revenue, which is contained in Note 10), which is regularly reported to the CEO is as follows (Dollar amounts in thousands of U.S. dollars):

	Network Access Services	Domain Services	Consolidated Totals
Three months ended June 30, 2018

Net Revenues	$24,306	$56,781	$81,087

Cost of revenues
Cost of revenues	13,268	41,233	54,501
Network expenses	640	2,061	2,701
Depreciation of property and equipment	903	325	1,228
Amortization of intangible assets	11	488	499
Total cost of revenues	14,822	44,107	58,929
Gross Profit	9,484	12,674	22,158

Expenses:
Sales and marketing			7,852
Technical operations and development			2,355
General and administrative			4,256
Depreciation of property and equipment			102
Amortization of intangible assets			1,827
Loss (gain) on currency forward contracts			52
Income from operations			5,714
Other income (expenses), net			(878)
Income before provision for income taxes			$4,836

	Network Access Services	Domain Services	Consolidated Totals
Three months ended June 30, 2017

Net Revenues	$21,627	$62,596	$84,223

Cost of revenues
Cost of revenues	11,648	47,797	59,445
Network expenses	410	1,851	2,261
Depreciation of property and equipment	489	225	714
Amortization of intangible assets	11	444	455
Total cost of revenues	12,558	50,317	62,875
Gross Profit	9,069	12,279	21,348

Expenses:
Sales and marketing			7,447
Technical operations and development			1,798
General and administrative			3,285
Depreciation of property and equipment			165
Loss on disposal of property and equipment			2
Amortization of intangible assets			1,608
Loss (gain) on currency forward contracts			(27)
Income from operations			7,070
Other income (expenses), net			(745)
Income before provision for income taxes			$6,325

	Network Access Services	Domain Services	Consolidated Totals
Six months ended June 30, 2018

Net Revenues	$47,914	$128,968	$176,882

Cost of revenues
Cost of revenues	25,473	98,000	123,473
Network expenses	1,130	4,145	5,275
Depreciation of property and equipment	1,737	622	2,359
Amortization of intangible assets	23	975	998
Total cost of revenues	28,363	103,742	132,105
Gross Profit	19,551	25,226	44,777

Expenses:
Sales and marketing			16,217
Technical operations and development			4,450
General and administrative			8,786
Depreciation of property and equipment			203
Amortization of intangible assets			3,659
Loss (gain) on currency forward contracts			49
Income from operations			11,413
Other income (expenses), net			(1,650)
Income before provision for income taxes			$9,763

	Network Access Services	Domain Services	Consolidated Totals
Six months ended June 30, 2017

Net Revenues	$40,876	$112,915	$153,791

Cost of revenues
Cost of revenues	22,040	86,716	108,756
Network expenses	951	3,653	4,604
Depreciation of property and equipment	916	389	1,305
Amortization of intangible assets	23	813	836
Total cost of revenues	23,930	91,571	115,501
Gross Profit	16,946	21,344	38,290

Expenses:
Sales and marketing			14,667
Technical operations and development			3,492
General and administrative			6,742
Depreciation of property and equipment			331
Loss on disposal of property and equipment			2
Amortization of intangible assets			2,989
Loss (gain) on currency forward contracts			(61)
Income from operations			10,128
Other income (expenses), net			(1,484)
Income before provision for income taxes			$8,644

(b)	The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	June 30, 2018	December 31, 2017

Canada	$1,518	$1,176
United States	32,979	23,417
Germany	41	27
	$34,538	$24,620

(c)	The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	June 30, 2018	December 31, 2017

Canada	$7,085	$7,749
United States	33,895	37,783
Germany	17	120
	$40,997	$45,652

(d)	Valuation and qualifying accounts (Dollar amounts in thousands of U.S. dollars):

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Six months ended June 30, 2018	$168	$(36)	$-	$132
Year ended December 31, 2017	$164	$4	$-	$168

13. Stockholders’ Equity:

The following unaudited table summarizes stockholders' equity transactions for the three-month period ended June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, March 31, 2018	10,592,115	$15,426	$2,547	$47,419	$17	$65,409
Exercise of stock options	16,153	122	(90)	-	-	32
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(4,902)		(141)	-	-	(141)
Stock-based compensation (note 14)	-	-	615	-	-	615

Net income	-	-	-	3,608	-	3,608
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(260)	(260)

Balances, June 30, 2018	10,603,366	$15,548	$2,931	$51,027	$(243)	$69,263

The following unaudited table summarizes stockholders' equity transactions for the six-month period ended June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, December 31, 2017	10,583,879	$15,368	$2,167	$42,676	$-	$60,211
Impact of Adoption of ASU 2014-09	-	-	-	1,063	-	1,063
Balance on January 1, 2018	10,583,879	15,368	2,167	43,739	-	61,274
Exercise of stock options	28,716	180	(141)	-	-	39
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(9,229)	-	(288)	-	-	(288)
Stock-based compensation (note 14)	-	-	1,193	-	-	1,193

Net income	-	-	-	7,352	-	7,352
Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(64)	-	(64)
Other comprehensive loss	-	-	-	-	(243)	(243)

Balances, June 30, 2018	10,603,366	$15,548	$2,931	$51,027	$(243)	$69,263

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019. During the three and six months ended June 30, 2018, the Company did not repurchase any shares under this program.

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and terminated on February 14, 2018. During the six months ended June 30, 2018, the Company did not repurchase any shares under this program.

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. During the six months ended June 30, 2017, the Company did not repurchase any shares under this program.

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

Details of stock option transactions for the three months ended June 30, 2018 and June 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended June 30,		Three months ended June 30,
	2018		2017
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	634,883	$37.48	430,611	$15.46
Granted	128,566	64.10	-	-
Exercised	(16,153)	12.26	(66,746)	8.26
Forfeited	(13,100)	55.04	(257)	11.43
Expired	-	-	-	-
Outstanding, end of period	734,196	42.39	363,608	16.79
Options exercisable, end of period	229,780	$16.92	213,769	$11.46

Details of stock option transactions for the six months ended June 30, 2018 and June 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Six months ended June 30,		Six months ended June 30,
	2018		2017
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	653,571	$36.69	474,501	$12.67
Granted	139,566	63.66	32,875	40.56
Exercised	(28,716)	10.30	(135,622)	8.04
Forfeited	(30,225)	47.96	(8,146)	18.24
Expired	-	-	-	-
Outstanding, end of period	734,196	42.39	363,608	16.79
Options exercisable, end of period	229,780	$16.92	213,769	$11.46

As of June 30, 2018, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 2.92	-	$ 8.92	75,367	$6.94	1.2	$4,048	75,367	$6.94	1.2	$4,048
$10.16	-	$19.95	109,488	16.38	3.0	4,847	83,288	15.99	2.8	3,720
$21.10	-	$27.53	72,500	23.76	3.6	2,674	52,500	24.78	3.2	1,883
$35.25	-	$37.35	14,375	35.89	4.9	356	10,625	36.11	4.7	261
$43.15	-	$47.00	18,500	44.19	5.6	305	8,000	43.75	5.6	135
$53.20	-	$58.65	315,400	55.51	5.9	1,622	-	-	-	-
$64.10	-	$64.10	128,566	64.10	6.9	-	-	-	-	-
			734,196	$42.39	4.9	$13,852	229,780	$16.92	2.6	$10,047

Total unrecognized compensation cost relating to unvested stock options at June 30, 2018, prior to the consideration of expected forfeitures, is approximately $8.0 million and is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation of $0.6 million and $1.2 million for the three and six months ended June 30, 2018 and $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2018 (Dollar amounts in thousands of U.S. dollars):

June 30, 2018
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$—	$—	$—	$—

Derivative instrument liability	$—	$364	$—	$364

There were no derivative instrument assets or liabilities outstanding at December 31, 2017.

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

The Company has other legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2018 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

For the three months ended June 30, 2018 and June 30, 2017, we reported revenue of $81.1 million and $84.2 million, respectively.

For the six months ended June 30, 2018 and June 30, 2017, we reported revenue of $176.9 million and $153.8 million, respectively.

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

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina, Westminster, Maryland, Sandpoint, Idaho and Charlottesville, Virginia, with further expansion underway in existing Ting towns as well as new Ting towns of Sandpoint, Idaho and Centennial, Colorado (collectively, the “Ting Towns”). Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers.

Revenues from Ting Mobile and Ting Internet are generated in the U.S. and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility are generated in the U.S., Canada and the United Kingdom on a prepaid usage basis with no fixed contract terms.

As of June 30, 2018, Ting managed mobile telephony services for approximately 282,000 subscribers and 163,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

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

Our primary distribution channel is a global network of approximately 38,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain (“ccTLD”) options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface , easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its domain service and from providing value-added services. The OpenSRS and eNom domain services manage approximately 24.1 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations.  The reduction from prior year is primarily due to the bulk transfer of 2.65 million domain names to Namecheap’s credentials.  The transfer was completed by January 16, 2018, after King County Superior court (Washington) granted Namecheap Inc. a preliminary injunction on January 5, 2018, requiring the Company to bulk transfer the domain names under management.  As a result of the bulk transfer, in the first quarter of 2018, the Company recognized, on an accelerated basis, $14.6 million of revenue and $14.5 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees. In addition, one of the resellers for which the Company registered domain names using the reseller’s accreditation, was acquired and the registrations were moved to the acquiring reseller, resulting in approximately 0.5 million domains being transferred in the first quarter of 2018. As the Company does not defer revenue associated with hosted registry services, there was no impact on deferred revenue as a result of the transfer.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 38,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

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

Network Access Services

	June 30,
	2018 (1)	2017 (1,2)
	(in 000s)
Ting mobile accounts under management	163	165
Ting mobile subscribers under management	282	278

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.
(2)	Subsequent to a review of our subscriber base, our comparative Q2 2017 accounts under management were reduced by approximately 6,000.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,382	4,903

	Six months ended June 30,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	9,274	9,765

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	June 30,
	2018 (1)	2017 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	19,351	23,178
Registered using Registrar Accreditations belonging to Resellers	4,769	5,633
Total domain names under management	24,120	28,811

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

NET REVENUES

The following table presents our net revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Network Access Services:
Mobile Services	$22,411	$20,379	$44,283	$38,341
Other Services	1,895	1,248	3,631	2,535
Total Network Access Services	24,306	21,627	47,914	40,876

Domain Services:
Wholesale
Domain Services	42,540	48,550	100,968	87,644
Value Added Services	4,601	5,415	9,035	9,322
Total Wholesale	47,141	53,965	110,003	96,966

Retail	8,477	7,663	16,913	14,064
Portfolio	1,163	968	2,052	1,885
Total Domain Services	56,781	62,596	128,968	112,915

	$81,087	$84,223	$176,882	$153,791
(Decrease) increase over prior period	$(3,136)		$23,091
(Decrease) increase - percentage	-4%		15%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Network Access Services:
Mobile Services	28%	24%	25%	25%
Other Services	2%	1%	2%	2%
Total Network Access Services	30%	25%	27%	27%

Domain Services:
Wholesale
Domain Services	53%	59%	57%	57%
Value Added Services	6%	6%	5%	6%
Total Wholesale	59%	65%	62%	63%

Retail	10%	9%	10%	9%
Portfolio	1%	1%	1%	1%
Total Domain Services	70%	75%	73%	73%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2018 decreased by $3.1 million or 4% to $81.1 million when compared to the three months ended June 30, 2017.  The three-month decrease was primarily driven by the $14.6 million of accelerated recognition of domains revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018, and partially offset by the impact of the acquisition of the mobile roaming assets of Otono Networks in September 2017.

Total net revenues for the six months ended June 30, 2018 increased by $23.1 million or 15% to $176.9 million when compared to the six months ended June 30, 2017.  The six-month increase primarily resulted from $14.6 million of accelerated recognition of domains revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. In addition, revenues increased due to the January 20, 2017 acquisition of eNom and the impact the acquisition of the mobile roaming assets of Otono Networks in September 2017.

Deferred revenue from domain name registrations and other Internet services at June 30, 2018 decreased to $152.1 million from $160.6 million at December 31, 2017, primarily due to the bulk transfer discussed above.

During the three months ended June 30, 2018, no customer accounted for more than 10% of total revenue. During the six months ended June 30, 2018, one customer accounted for 11% of total revenue, and for the three and six months ended June 30, 2017, no customer accounted for more than 10% of revenue. As at June 30, 2018 and December 31, 2017, no customer accounted for more than 10% of accounts receivable. Significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from mobile phone equipment and services for the three months ended June 30, 2018 increased by $2.0 million or 10% to $22.4 million as compared to the three months ended June 30, 2017. This increase primarily reflects the growth in service revenues by $1.9 million to $20.1 million as compared to the three months ended June 30, 2017, due to the impact of the larger Ting subscriber base is having on Ting mobile service revenue and acquisition of the roaming assets of Otono Networks in the third quarter of 2017.  Revenues from the sale of mobile hardware and related accessories increased by $0.1 million to $2.3 million as compared to the three months ended June 30, 2017. This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in May of 2017.

Net revenues from mobile phone equipment and services for the six months ended June 30, 2018 increased by $5.9 million or 16% to $44.3 million as compared to the six months ended June 30, 2017. This increase primarily reflects the growth in service revenues by $5.2 million to $39.8 million as compared to the six months ended June 30, 2017, due to the impact of the larger Ting subscriber base is having on Ting mobile service revenue and acquisition of the roaming assets of Otono Networks in the third quarter of 2017.  Revenues from the sale of mobile hardware and related accessories increased by $0.7 million to $4.5 million as compared to the six months ended June 30, 2017. This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in May of 2017.

Other revenues from high speed Internet access and billing solutions generated $1.9 million in revenue during the three months ended June 30, 2018, up $0.6 million from the three months ended June 30, 2017. Growth in high speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC.  In the second quarter of 2018, Ting began offering high speed internet services in Sandpoint, ID. The Company also is constructing fiber networks in Centennial, CO and expects to launch high speed Internet access services in that market in the second half of 2018.

Other revenues from high speed Internet access and billing solutions generated $3.6 million in revenue during the six months ended June 30, 2018, up $1.1 million from the six months ended June 30, 2017. Growth in High speed Internet access revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC. The Company is currently constructing fiber networks in Sandpoint, ID and Centennial, CO and expects to launch high speed Internet access services in those markets in the second half of 2018.

 As of June 30, 2018, Ting mobile had 163,000 accounts under management and 282,000 subscribers under management compared to 165,000 accounts and 278,000 subscribers under management as of June 30, 2017.

Wholesale

During the three months ended June 30, 2018, domain services revenue decreased by $6.0 million or 12% to $42.5 million when compared to the three months ended June 30, 2017. The decrease was primarily driven by the $14.6 million of accelerated recognition of wholesale domain revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018 from the bulk transfer of domains.  During the six months ended June 30, 2018, domain services revenue increased by $13.3 million or 15% to $101.0 million when compared to the six months ended June 30, 2017. This increases primarily resulted from $14.6 million of accelerated recognition of wholesale domain revenue associated with the Namecheap bulk transfer of 2.65 million names that took place during the first quarter of 2018. In addition, revenues increased compared to the six months ended June 30, 2017 due to the January 20, 2017 acquisition of eNom. eNom revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom.

The increase in revenue from the acquisition of eNom has been offset by the continued and ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. As previously discussed, in the first quarter of 2018 the Company completed a bulk transfer of 2.65 million domain names to Namecheap’s credentials, which is the most significant migration of this nature.  In addition, one of the resellers for which the Company registered domain names using the reseller’s accreditation, was acquired by a third party and the registrations were moved to the acquiring reseller, resulting in approximately 0.5 million domains being transferred in the first quarter of 2018.  Due to these factors, total domains that we manage decreased to 24.1 million as of June 30, 2018, when compared to 28.8 million at June 30, 2017. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

During the three months ended June 30, 2018, value added services revenue decreased by $0.8 million to $4.6 million when compared to the three months ended June 30, 2017. During the six months ended June 30, 2018, value added services revenue decreased by $0.3 million to $9.0 million when compared to the six months ended June 30, 2017. Both the three and six month decreases were primarily driven by the Namecheap bulk transfer of 2.65 million domain names, which lowered the absolute number of expiring domain names available for the Company’s expiry revenue stream.

Retail

Net revenues from retail for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, increased by $0.8 million, or 11%, to $8.5 million. Net revenues from retail for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, increased by $2.8 million, or 20%, to $16.9 million. These increases were largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.  In addition, our revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from portfolio for the three months ended June 30, 2018, increased by $0.2 million to $1.2 million, as compared to the three months ended June 30, 2017.

Net revenues from portfolio for the six months ended June 30, 2018, increased by $0.2 million to $2.1 million, as compared to the six months ended June 30, 2017.

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

Wholesale

Domain Service

Cost of revenues for domain registrations represents the amortization of registry and accreditation fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period. Market development funds that do not represent a payment for distinct goods or services provided by the Company, and thus do not meet the criteria for revenue recognition under ASU 2014-09, are reflected as cost of goods sold and are recognized as earned.

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

The following table presents our cost of revenues, by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Network Access Services:
Mobile Services	$11,978	$10,702	$23,243	$20,269
Other Services	1,290	946	2,230	1,771
Total Network Access Services	13,268	11,648	25,473	22,040

Domain Services:
Wholesale
Domain Services	35,844	42,449	87,161	76,913
Value Added Services	748	615	1,605	1,191
Total Wholesale	36,592	43,064	88,766	78,104

Retail	4,446	4,548	8,855	8,165
Portfolio	195	185	379	447
Total Domain Services	41,233	47,797	98,000	86,716

Network Expenses:
Network, other costs	2,701	2,261	5,275	4,604
Network, depreciation and amortization costs	1,727	1,169	3,357	2,141
	4,428	3,430	8,632	6,745

	$58,929	$62,875	$132,105	$115,501
(Decrease) increase over prior period	$(3,946)		$16,604
(Decrease) increase - percentage	-6%		14%

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Network Access Services:
Mobile Services	20%	17%	18%	18%
Other Services	2%	2%	2%	2%
Total Network Access Services	22%	19%	20%	20%

Domain Services:
Wholesale
Domain Services	61%	67%	65%	66%
Value Added Services	1%	1%	1%	1%
Total Wholesale	62%	68%	66%	67%

Retail	8%	7%	7%	7%
Portfolio	0%	0%	0%	0%
Total Domain Services	70%	75%	73%	74%

Network Expenses:
Network, other costs	5%	4%	4%	4%
Network, depreciation and amortization costs	3%	2%	3%	2%
	8%	6%	7%	6%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2018, decreased by $3.9 million, or 6%, to $58.9 million when compared to the three months ended June 30, 2017. The decrease was primarily driven by the $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. Total cost of revenues for the six months ended June 30, 2018, increased by $16.6 million, or 14%, to $132.1 million when compared to the six months ended June 30, 2017. These increases primarily resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names during the first quarter of 2018.  Additionally, the six months ended June 30, 2017 were lower due to the January 20, 2017 acquisition of eNom and the impact the acquisition of the mobile roaming assets of Otono Networks in September 2017.  Prepaid domain registration and other Internet services fees as of June 30, 2018 decreased to $115.5 million from $127.0 million as of December 31, 2017, primarily due to the bulk transfer discussed above.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, increased by $1.3 million or 12% to $12.0 million. This increase primarily reflects the impact the subscriber base had on Ting mobile service cost of revenue as well as the acquisition of the mobile roaming assets of Otono Networks in September 2017 which combined grew by $1.0 million to $9.6 million as compared to the three months ended June 30, 2017.  Mobile hardware and related accessories costs increased by $0.3 million compared to the three months ended June 30, 2017, to $2.4 million reflecting an increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in May of 2017.

In addition, during the three months ended June 30, 2018, we incurred costs of $1.3 million in provisioning high speed Internet access and billing solutions as compared to $0.9 million during the three months ended June 30, 2017. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Cost of revenues from mobile phone equipment and services for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, increased by $3.0 million or 15% to $23.2 million. This increase primarily reflects the impact the subscriber base had on Ting mobile service cost of revenue as well as the acquisition of the mobile roaming assets of Otono Networks in September 2017 which combined grew by $2.3 million to $18.5 million as compared to the six months ended June 30, 2017.  Mobile hardware and related accessories costs increased by $0.7 million compared to the six months ended June 30, 2017, to $4.7 million reflecting an increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in May of 2017.

 In addition, during the six months ended June 30, 2018, we incurred costs of $2.2 million in provisioning high speed Internet access and billing solutions as compared to $1.8 million during the six months ended June 30, 2017. The increase in costs was primarily due primarily to the expansion of the Ting Fiber foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for wholesale and value-added services for the three months ended June 30, 2018 decreased by $6.5 million, or 15%, to $36.6 million when compared to the three months ended June 30, 2017. The three-month decrease resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names during the first quarter of 2018, a portion of which would have otherwise been recognized in Q2 2018. Costs for wholesale and value-added services for the six months ended June 30, 2018 increased by $10.7 million, or 14%, to $88.8 million when compared to the six months ended June 30, 2017. The six-month increase primarily resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names during the first quarter of 2018. In addition, cost of revenues increased due to the January 20, 2017 acquisition of eNom.

Retail

Costs for retail for the three months ended June 30, 2018 decreased by $0.1 million, to $4.4 million when compared to the three months ended June 30, 2017. Costs for Retail for the six months ended June 30, 2018 increased by $0.7 million, to $8.9 million when compared to the six months ended June 30, 2017. The six-month increase resulted primarily from the acquisition of eNom on January 20, 2017 and to a lesser extent the increased cost of additional volume in Hover services.

Portfolio

Costs for portfolio for the three months ended June 30, 2018 remained flat at $0.2 million, when compared to the three months ended June 30, 2017. Costs for portfolio for the six months ended June 30, 2018 decreased by $0.1 million to $0.4 million, when compared to the six months ended June 30, 2017.

Network Expenses

Network costs for the three months ended June 30, 2018 increased by $1.0 million to $4.4 million when compared to the three months ended June 30, 2017. The three-month increase was driven by the expansion of the Company’s network infrastructure. Costs for the six months ended June 30, 2018 increased by $1.9 million to $8.6 million when compared to the six months ended June 30, 2017.  The six-month increase is primarily due to the acquisition of eNom on January 20, 2017, including acquired developed platform technology.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales and marketing	$7,852	$7,447	$16,217	$14,667
Increase over prior period	$405		$1,550
Increase - percentage	5%		11%
Percentage of net revenues	10%	9%	9%	10%

Sales and marketing expenses for the three months ended June 30, 2018 increased by $0.4 million, or 5%, to $7.9 million when compared to the three months ended June 30, 2017. This three-month increase related primarily to an increase of $1.1 million in workforce and stock-based compensation related costs, which have primarily been driven by workforce increases to support mobile and network access related growth, and foreign exchange impacts. The increase was offset by a $0.7 million decrease in marketing and contract service costs, largely due to timing of expenditures.

Sales and marketing expenses for the six months ended June 30, 2018 increased by $1.6 million, or 11%, to $16.2 million when compared to the six months ended June 30, 2017. This six-month increase related primarily to an increase of $2.9 million increased workforce and stock-based compensation related costs, which have primarily been driven by workforce increases to support mobile and network access related growth, and foreign exchange impacts. The increase was offset by a $1.3 million decrease in marketing and contract service costs, largely due to timing of expenditures.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Technical operations and development	$2,355	$1,798	$4,450	$3,492
Increase over prior period	$557		$958
Increase - percentage	31%		27%
Percentage of net revenues	3%	2%	3%	2%

Technical operations and development expenses for the three months ended June 30, 2018 increased by $0.6 million, or 31%, to $2.4 million when compared to the three months ended June 30, 2017.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation.

Technical operations and development expenses for the six months ended June 30, 2018 increased by $1.0 million, or 27%, to $4.5 million when compared to the six months ended June 30, 2017. The increase in costs relate primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, as well as the eNom technical operations and development workforce that were included as of January 20, 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
General and administrative	$4,256	$3,285	$8,786	$6,742
Increase over prior period	$971		$2,044
Increase - percentage	30%		30%
Percentage of net revenues	5%	4%	5%	4%

General and administrative expenses for the three months ended June 30, 2018 increased by $1.0 million, or 30%, to $4.3 million when compared to the three months ended June 30, 2017.  Workforce, contract services, travel and stock-based compensation increased $0.4 million, while foreign exchanges expenses recorded on foreign exchange revaluation of our foreign denominated monetary assets and liabilities as well as expenses unrelated to foreign currency exchange hedging transactions increased by $0.5 million. Other expenses, including credit card processing fees related to growth of network access services and facilities costs increased $0.1 million.

General and administrative expenses for the six months ended June 30, 2018 increased by $2.0 million, or 30%, to $8.8 million when compared to the six months ended June 30, 2017. Workforce, contract services, travel and stock-based compensation increased $0.8 million, while foreign exchanges expenses recorded on foreign exchange revaluation of our foreign denominated monetary assets and liabilities as well as expenses unrelated to foreign currency exchange hedging transactions increased by $0.8 million. Other expenses, including credit card processing fees related to growth of network access services and facilities costs increased $0.4 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Depreciation of property and equipment	$102	$165	$203	$331
Decrease over prior period	$(63)		$(128)
Decrease - percentage	(38)%		(39)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs decreased by $0.1 million to $0.1 million as compared to the three months ended June 30, 2017.

Depreciation costs decreased by $0.1 million to $0.2 million as compared to the six months ended June 30, 2017.

AMORTIZATION OF INTANGIBLE ASSETS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of intangible assets	$1,827	$1,608	$3,659	$2,989
Increase over prior period	$219		$670
Increase - percentage	14%		22%
Percentage of net revenues	2%	2%	2%	2%

Amortization of intangible assets for the three months ended June 30, 2018 increased $0.2 million to $1.8 million as compared to the three months ended June 30, 2017. The three-month increase is primarily due to the acquisition of the mobile roaming assets of Otono Networks, Inc. in September 2017. Amortization of intangible assets for the six months ended June 30, 2018 increased $0.7 million to $3.7 million as compared to the six months ended June 30, 2017. The six-month increase was due to the full two-quarter impact of the acquisition of eNom as well as acquisition of the mobile roaming assets of Otono Networks, Inc. in September 2017.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Loss (gain) on currency forward contracts	$52	$(27)	$49	$(61)
Increase over prior period	$79		$110
Increase - percentage	293%		(180)%
Percentage of net revenues	0%	0%	0%	0%

As of June 30, 2018, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through September 2019. The Company recorded a net loss of $0.1 million on the change in fair value of outstanding contracts as well as realized income on matured contracts, for the three months ended June 30, 2018, as compared to a net gain of $27,000 for the change in fair value of outstanding contracts and the settlement of contracts not designated as hedges for the three months ended June 30, 2017.

The Company recorded a net loss of $49,000 on the change in fair value of outstanding contracts as well as realized income on matured contracts, compared to a net gain of $0.1 million for the six months ended June 30, 2017.

At June 30, 2018, our balance sheet reflects a net derivative instrument liability of $0.4 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Other income (expense), net	$(878)	$(745)	$(1,650)	$(1,484)
Increase over prior period	$(133)		$(166)
Increase - percentage	18%		11%
Percentage of net revenues	1%	1%	(1)%	(1)%

Other expenses during the three months ended June 30, 2018 was $0.9 million and $1.7 million for the six months ended June 30, 2018, as compared to other expense of $0.7 and $1.5 million for the three and six months ended June 30, 2017. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility (as discussed below), which was partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015. The interest incurred primarily relates to our loan balances related to the acquisition of eNom and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Provision for income taxes	$1,228	$1,083	$2,411	$958
Increase in provision over prior period	$145		$1,453
Increase - percentage	13%		152%
Effective tax rate	25%	17%	25%	11%

For the three months ended June 30, 2018, we recorded an income tax expense of $1.2 million on income before income taxes of $4.8 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended June 30, 2017, we recorded an income tax expense of $1.1 million on income before taxes of $6.3 million, using an estimated effective tax rate for the 2017 fiscal year and reflecting the $1.2 million tax recovery impacted related to ASU 2016-09.

For the six months ended June 30, 2018, we recorded an income tax expense of $2.4 million on income before income taxes of $9.8 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.3 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the six months ended June 30, 2017, we recorded an income tax expense of $1.0 million on income before income taxes of $8.6 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $2.2 million tax recovery related to the adoption of ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2018 and December 31, 2017, respectively.

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

The following table reconciles net income to adjusted EBITDA (dollars in thousands):

Reconciliation of Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)

Net income for the period	$3,608	$5,242	7,352	$7,686
Depreciation of property and equipment	1,330	879	2,562	1,636
Amortization of intangible assets	2,326	2,063	4,657	3,825
Interest expense, net	951	970	1,847	1,838
Provision for income taxes	1,228	1,083	2,411	958
Stock-based compensation	615	313	1,193	631
Unrealized loss (gain) on change in fair value of forward contracts	46	(20)	43	(38)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	282	(283)	459	(334)
Acquisition and other costs[1]	802	127	1,043	509

Adjusted EBITDA	$11,188	$10,374	21,567	$16,711

1Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017.   Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $11.2 million in the three months ended June 30, 2018 from $10.4 million in the three months ended June 30, 2017. The increase in adjusted EBITDA from period-to-period was primarily driven an increased contribution by eNom and growth in Ting Mobile.

Adjusted EBITDA increased to $21.6 million in the six months ended June 30, 2018 from $16.7 million in the six months ended June 30, 2017. The increase in adjusted EBITDA from period to period was primarily driven by the acquisition of eNom on January 20, 2017, growth in domain services and Ting Mobile offset by the continued investment in the Company’s Fiber to the Home program.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Other comprehensive income (loss)	$(260)	$126	$(243)	$231
Decrease over prior period	$(386)		$(474)
Decrease - percentage	(306)%		(205)%
Percentage of net revenues	(0)%	0%	(0)%	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended June 30, 2018 was a loss in other comprehensive income of $0.3 million as compared to a gain of $0.1 million for the three months ended June 30, 2017. The impact of the fair value adjustment on outstanding hedged contracts for the six months ended June 30, 2018 was a loss of $0.3 million compared to a net gain of $0.3 million for the six months ended June 30, 2017.

The net amount reclassified to earnings during the three months ended June 30, 2018 was a gain of less than $0.1 million compared to a loss of less than $0.1 million during the three months ended June 30, 2018.  The net amount reclassified to earnings during the six months ended June 30, 2018 was a gain of less than $0.1 million compared to a loss of $0.1 million during the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our cash and cash equivalents balance decreased to $11.2 million when compared to December 31, 2017.  Our principal uses of cash were $10.8 million in loan repayments, $1.2 million for the remaining 10% interest in Ting Virginia, LLC, $0.3 million of other costs, including tax payment associated with stock option exercises and continued investment in property and equipment of $12.4 million. These uses of cash were offset by proceeds from an advances of $2.5 million from our 2017 Amended Credit Facility (defined below) to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities of $15.3 million for the six months ended June 30, 2018.

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

Borrowings under the 2017 Amended Credit Agreement accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s total funded debt to EBITDA as described as described more fully in Note 7 of the unaudited Consolidated Financial Statements of the Company.

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

The 2017 Amended Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of June 30, 2018, we were in compliance with all our covenants.

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

The treasury risk management facility under the 2012 Amended Credit Agreement provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2012 Amended Credit Agreement, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2018, the Company held contracts in the amount of $16.9 million to trade U.S. dollars in exchange for Canadian dollars.

In Q4, 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the remaining Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million.

Cash Flow from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2018 was $15.3 million, as compared to $10.5 million during the six months ended June 30, 2017.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2018 was $15.1 million. Net income included non-cash charges and recoveries of $7.7 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, unrealized gains on currency forward contracts, other income, and an expense for deferred tax. In addition, changes in our working capital provided $0.3 million.  Positive contributions of $12.8 million from movements in domain registry fees, accounts receivable, accounts payable, accrued liabilities, and income taxes recoverable were offset by $12.5 million utilized in changes from prepaid expenses, inventory, customer deposits, accreditation fees payable and deferred revenue.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the six months ended June 30, 2018 totaled $8.6 million as compared to cash inflows of $74.3 million during the six months ended June 30, 2017.  Cash outflows of $10.8 million related to principal repayments relating to our 2017 Amended Credit Facility and a $0.3 million outflow from the net impact of exercise of stock options, offset by cash inflows of $2.5 million from advances from our 2017 Amended Credit Facility. During the six months ended June 30, 2017, the net cash inflow of $74.3 million was primarily related to the $87.0 million draw on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures, offset by $12.7 million in loan principal and cost payments as well as tax obligations related to the net exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2018 used net cash of $13.6 million as compared to using $84.8 million during the six months ended June 30, 2017.

On February 14, 2018, the Company acquired the remaining 10% interest in Ting Virginia, LLC. for a consideration of $1.2 million. The consideration was funded through cash flow from operations. For additional details, see note 4(a) to the interim unaudited financial statements included in this report.

 In addition, the Company invested $12.4 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD as well ramping construction in Sandpoint, ID and Centennial, CO, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our contractual obligations.

As of June 30, 2018, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2018. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility. We do not expect that any changes in interest rates will be material during fiscal 2018; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2018, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July - September 2018	6,130	1.2851	(134)
October - December 2018	6,049	1.2802	(144)
January - March 2019	1,639	1.2852	(30)
April - June 2019	1,599	1.2831	(29)
July - September 2019	1,444	1.2809	(27)
	$16,862	1.2828	$(364)

As of June 30, 2018, the Company had $16.9 million of outstanding foreign exchange forward contracts which will convert to CDN $21.6 million. Of these contracts, $14.9 million met the requirements for hedge accounting (December 31, 2017 - the Company held nil contracts to trade U.S. dollars in exchange for Canadian dollars.

We have performed a sensitivity analysis model for foreign exchange exposure over the six months ended June 30, 2018. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2018 of approximately $0.9 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of June 30, 2018, we had an outstanding balance of $68.7 million on the 2017 Amended Credit Facility.  The 2017 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of June 30, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2017 Amended Credit Facility by approximately $0.7 million, assuming that the loan balance as of June 30, 2018 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

The adoption of ASU 2014-09 did not require any material changes in our internal control over financial reporting. There were no other changes made in our internal controls over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2017, The Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market.  Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and terminated on February 14, 2018.  During the six months ended June 30, 2018, the Company did not repurchase any shares under this program.

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019.  During the six months ended June 30, 2018, the Company did not repurchase any shares under this program.

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

Date: August 8, 2018	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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