Form 10-Q
period 2018-09-30
TUCOWS INC /PA/
filed 2018-11-07
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, there were 10,615,925 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2018	2017*

Assets

Current assets:
Cash and cash equivalents	$10,775	$18,049
Accounts receivable, net of allowance for doubtful accounts of $132 as of September 30, 2018 and $168 as of December 31, 2017	11,529	12,376
Inventory	3,140	2,944
Prepaid expenses and deposits	14,554	14,186
Prepaid domain name registry and ancillary services fees, current portion (note 11 (b))	91,590	103,302
Income taxes recoverable	3,109	3,004
Total current assets	134,697	153,861

Prepaid domain name registry and ancillary services fees, long-term portion (note 11 (b))	19,636	23,701
Property and equipment	40,220	24,620
Contract costs (note 11 (a))	1,383	-
Intangible assets (note 6)	51,505	58,414
Goodwill (note 6)	90,054	90,054
Total assets	$337,495	$350,650

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$8,242	$7,026
Accrued liabilities	6,877	6,412
Customer deposits	11,885	15,255
Derivative instrument liability (note 5)	62	-
Deferred rent, current portion	21	21
Loan payable, current portion (note 7)	17,810	18,290
Deferred revenue, current portion	120,459	129,155
Accreditation fees payable, current portion	1,035	1,175
Income taxes payable	1,128	1,226
Total current liabilities	167,519	178,560

Deferred revenue, long-term portion	28,033	31,427
Accreditation fees payable, long-term portion	260	289
Deferred rent, long-term portion	121	130
Loan payable, long-term portion (note 7)	46,605	58,634
Deferred gain	258	429
Deferred tax liability (note 8)	19,265	19,834

Redeemable non-controlling interest (note 4 (a))	-	1,136

Stockholders' equity (note 13)

Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,615,566 shares issued and outstanding as of September 30, 2018 and 10,583,879 shares issued and outstanding as of December 31, 2017	15,635	15,368
Additional paid-in capital	3,462	2,167
Retained earnings	56,373	42,676
Accumulated other comprehensive income	(36)	-
Total stockholders' equity	75,434	60,211
Total liabilities and stockholders' equity	$337,495	$350,650

Commitments and contingencies (note 16)

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net revenues (note 10)	$83,519	$85,008	$260,401	$238,800

Cost of revenues (note 10)
Cost of revenues	55,105	60,731	178,578	169,488
Network expenses	2,315	2,461	7,590	7,064
Depreciation of property and equipment	1,339	823	3,698	2,128
Amortization of intangible assets (note 6)	499	499	1,497	1,335
Total cost of revenues	59,258	64,514	191,363	180,015

Gross profit	24,261	20,494	69,038	58,785

Expenses:
Sales and marketing	8,412	7,384	24,629	22,051
Technical operations and development	2,207	1,910	6,657	5,402
General and administrative	4,120	3,381	12,906	10,124
Depreciation of property and equipment	106	155	309	486
Amortization of intangible assets (note 6)	1,797	1,746	5,456	4,735
Impairment of indefinite life intangible assets (note 6)	-	2		2
Loss (gain) on currency forward contracts (note 5)	(27)	(54)	22	(115)
Total expenses	16,615	14,524	49,979	42,685

Income from operations	7,646	5,970	19,059	16,100

Other income (expenses):
Interest expense, net	(914)	(864)	(2,761)	(2,703)
Other income, net	(16)	157	181	512
Total other income (expenses)	(930)	(707)	(2,580)	(2,191)

Income before provision for income taxes	6,716	5,263	16,479	13,909

Provision for income taxes (note 8)	1,370	1,823	3,781	2,781

Net income before redeemable non-controlling interest	5,346	3,440	12,698	11,128

Redeemable non-controlling interest	-	(69)	(26)	(312)
Net income attributable to redeemable non-controlling interest	-	69	26	312

Net income for the period	5,346	3,440	12,698	11,128

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	144	309	(112)	638
Net amount reclassified to earnings (note 5)	63	(318)	76	(416)
Other comprehensive income (loss) net of tax of $ (59) and $ 5 for the three months ended September 30, 2018 and September 30, 2017, $ 19 and $ (127) for the nine months ended September 30, 2018 and September 30, 2017 (note 5)	207	(9)	(36)	222

Comprehensive income, net of tax for the period	$5,553	$3,431	$12,662	$11,350

Basic earnings per common share (note 9)	$0.50	$0.33	$1.20	$1.06

Shares used in computing basic earnings per common share (note 9)	10,611,579	10,564,311	10,599,243	10,522,841

Diluted earnings per common share (note 9)	$0.50	$0.32	$1.18	$1.03

Shares used in computing diluted earnings per common share (note 9)	10,794,297	10,785,342	10,795,668	10,785,050

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash provided by:
Operating activities:
Net income for the period	$5,346	$3,440	$12,698	$11,128
Items not involving cash:
Depreciation of property and equipment	1,445	978	4,007	2,614
Loss on write off of property and equipment	-	8	-	17
Amortization of debt discount and issuance costs	72	57	211	204
Amortization of intangible assets	2,296	2,245	6,953	6,070
Impairment of indefinite life intangible asset	-	2	-	2
Change in capitalized contract costs	(29)	-	21	-
Deferred income taxes (recovery)	(369)	(1,445)	(861)	(3,011)
Excess tax benefits on share-based compensation expense	(191)	(444)	(532)	(2,615)
Amortization of deferred rent	(5)	-	(9)	6
Loss on disposal of domain names	5	8	70	25
Other income	-	(129)	(171)	(386)
Loss (gain) on change in the fair value of forward contracts	(30)	1	13	(37)
Stock-based compensation	711	203	1,904	834
Change in non-cash operating working capital:
Accounts receivable	685	533	847	(332)
Inventory	108	(643)	(196)	(1,739)
Prepaid expenses and deposits	874	202	(368)	(2,169)
Prepaid domain name registry and ancillary services fees	4,229	3,084	15,777	570
Income taxes recoverable	(137)	2,225	293	1,815
Accounts payable	778	(644)	1,048	(4,682)
Accrued liabilities	107	981	465	994
Customer deposits	(1,049)	(1,905)	(3,370)	1,163
Deferred revenue	(3,559)	(1,425)	(12,090)	7,543
Accreditation fees payable	(73)	(50)	(169)	(200)
Net cash provided by operating activities	11,214	7,282	26,541	17,814

Financing activities:
Proceeds received on exercise of stock options	23	68	62	173
Payment of tax obligations resulting from net exercise of stock options	(116)	(117)	(404)	(1,438)
Proceeds received on loan payable	-	-	2,500	86,998
Repayment of loan payable	(4,387)	(4,573)	(15,212)	(15,403)
Payment of loan payable costs	(4)	(16)	(8)	(620)
Net cash (used in) provided by financing activities	(4,484)	(4,638)	(13,062)	69,710

Investing activities:
Additions to property and equipment	(7,003)	(2,859)	(19,439)	(9,461)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 4(a))	-	-	(1,200)	(2,000)
Acquisition of Enom Incorporated, net of cash (note 4(b))	-	-	-	(76,237)
Acquisition of intangible assets	(113)	(2,384)	(114)	(2,384)
Net cash used in investing activities	(7,116)	(5,243)	(20,753)	(90,082)

Decrease in cash and cash equivalents	(386)	(2,599)	(7,274)	(2,558)

Cash and cash equivalents, beginning of period	11,161	15,146	18,049	15,105
Cash and cash equivalents, end of period	$10,775	$12,547	$10,775	$12,547

Supplemental cash flow information:
Interest paid	$919	$870	$2,781	$2,717
Income taxes paid, net	$1,793	$1,308	$5,370	$6,313
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$382	$186	$382	$186

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2018 and the results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in Tucows' 2017 Annual Report on Form 10-K filed with the SEC on March 6, 2018 (the “2017 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2018 as compared to the significant accounting policies and estimates described in our 2017 Annual Report, except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  See note 3 – Recent accounting pronouncements for more information.

Beginning with the Company’s Quarterly Report on Form 10-Q ended June 30, 2018 filed with the SEC August 8, 2018, all dollar values of current and comparative figures in the financial statements and accompanying tables have been rounded to the nearest thousand ($000), except when otherwise indicated.

During the preparation of these interim financial statements, the Company identified an immaterial error that affects the classification of expenses for the three and nine months ended September 30, 2017.  This correction of the comparative periods resulted in a decrease in cost of revenues of $0.3 million, a decrease in sales and marketing expense of $0.2 million, and an increase in general and administrative expenses of $0.5 million for both the three and nine months ended September 30, 2017 compared to the amounts previously reported.

3. Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted

On January 1, 2018, the Company adopted Accounting Standards Updates ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business and ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The adoption of these updates did not have a significant impact on the consolidated financial statements.  We also adopted ASU 2014-09 on January 1, 2018. The impact of such adoption is described in more detail below.

ASU 2014-09: Adoption of Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method by recognizing the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of equity as at January 1, 2018. The results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policy, under Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (ASC Topic 605).  The adoption of ASU 2014-09 did not affect the Company’s cash flows from operating, investing, or financing activities. Furthermore, the impact on timing of revenue recognition was not material as the treatment of revenue for services rendered over time is consistent under ASU 2014-09 and ASC Topic 605. The details of the significant changes and quantitative impact of the changes are set out below. For a more comprehensive description of how the Company recognizes revenue under the new revenue standard in accordance with its performance obligations, see note 10 – Revenue for more information.

The Company previously recognized commission fees related to Ting Mobile, Ting Internet, eNom domain registration and eNom domain related value-added service contracts as selling expenses when they were incurred. Under ASU 2014-09, when these commission fees are deemed incremental and are expected to be recovered, the Company capitalizes as an asset such commission fees as costs of obtaining a contract. These commission fees are amortized into income consistently with the pattern of transfer of the good or service to which the asset relates. The amortization of deferred costs of acquisition are amortized into Sales and marketing expense. The estimation of the amortization period for the costs to obtain a contract requires judgement.

Under ASU 2014-09, the Company has applied the following practical expedients

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

The impact of the changes to the Company’s financial statements in the current period are as follows (Dollar amounts in thousands of U.S. dollars):

	September 30, 2018

			Balances without
Consolidated Balance Sheet	As reported	Adjustments	adoption of Topic 606

Assets

Contract Costs (note 11(a))	$1,383	$(1,383)	$-
Total assets	337,495	$(1,383)	$336,112

Liabilities and Shareholders' Equity

Deferred tax liability (note 8)	$19,265	$(336)	$18,929
Retained earnings	56,373	(1,047)	55,326
Total Liabilities and Shareholders' Equity	$337,495	$(1,383)	$336,112

	Three months ended, September 30, 2018			Nine months ended, September 30, 2018

			Balances without			Balances without
Consolidated Statements of Operations and Comprehensive Income	As reported	Adjustments	adoption of Topic 606	As reported	Adjustments	adoption of Topic 606

Expenses

Sales and marketing	$8,412	$29	$8,441	$24,629	$(21)	$24,608
Income before provision for income taxes	6,716	(29)	6,687	16,479	21	16,500

Provision for income taxes (note 8)	1,370	(7)	1,363	3,781	5	3,786
Net income for the period	$5,346	$(22)	$5,324	$12,698	$16	$12,714

	Three months ended, September 30, 2018			Nine months ended, September 30, 2018

			Balances without			Balances without
Consolidated Statements of Cash Flows	As reported	Adjustments	adoption of Topic 606	As reported	Adjustments	adoption of Topic 606

Net income for the period	$5,346	$(22)	$5,324	$12,698	$16	$12,714

Items not involving cash
Amortization contract costs	(29)	29	(0)	21	(21)	-
Deferred income taxes (recovery)	(369)	(7)	(376)	(861)	5	(856)
Net cash provided by operating activities	11,214	$-	$11,214	$26,541	$-	$26,541

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2018-15”).  ASU 2018-15 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance on accounting for implementation costs when the cloud computing arrangement does not include a licence and is accounted for as a service contract. The amendments in ASU 2018-15 require an entity (customer) in a hosting arrangement to assess which implementation costs to capitalize vs expense as it relates to a service contract.  The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the quantitative impact of this Update, and transition methods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. More specifically, ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018, which begins on January 1, 2019 for the Company. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2019. The Company is currently in the process of evaluating the impact of transition methods. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for administrative office operating leases.

4. Acquisitions:

(a)	Blue Ridge Websoft

On February 27, 2015, Ting Fiber, Inc. (“Ting”), one of the Company’s wholly owned subsidiaries, acquired a 70% ownership interest in Ting Virginia, LLC and its subsidiaries, Blue Ridge Websoft, LLC (doing business as Blue Ridge Internet Works), Fiber Roads, LLC and Navigator Network Services, LLC for consideration of approximately $3.5 million.

On February 1, 2017, under the terms of a call option in the agreement, Ting acquired an additional 20% interest in Ting Virginia, LLC from the selling shareholders (the “Minority Shareholders”) for consideration of $2.0 million.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income (“OCI”). The fair value of the contracts, as of September 30, 2018, is recorded as derivative instrument liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is reclassified from accumulated other comprehensive income (“AOCI”) to earnings.

As of September 30, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $10.7 million, of which $9.5 million were designated as hedges. As of December 31, 2017 the Company held no contracts to trade U.S. dollars in exchange for Canadian dollars.

As of September 30, 2018, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2018	6,049	1.2802	(50)
January - March 2019	1,639	1.2852	(4)
April - June 2019	1,599	1.2831	(4)
July - September 2019	1,444	1.2809	(4)
	$10,731	1.2815	$(62)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

		As of September 30, 2018	As of December 31, 2017
Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)

Foreign currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(55)	$-

Foreign currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	$(7)	$-

Total foreign currency forward contracts (net)	Derivative instruments	$(62)	$-

Movement in Accumulated Other Comprehensive Income ("AOCI") balance for the three months ended September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – June 30. 2018	$(321)	$78	$(243)

Other comprehensive income (loss) before reclassifications	183	(39)	144
Amount reclassified from AOCI	83	(20)	63
Other comprehensive income (loss) for the three months ended September 30, 2018	266	(59)	207

Ending AOCI balance – September 30, 2018	$(55)	$19	$(36)

Movement in AOCI balance for the nine months ended September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2017	$—	$—	$—

Other comprehensive income (loss) before reclassifications	(155)	43	(112)
Amount reclassified from AOCI	100	(24)	76
Other comprehensive income (loss) for the nine months ended September 30, 2018	(55)	19	(36)

Ending AOCI balance – September 30, 2018	$(55)	$19	$(36)

Effects of derivative instruments on income and OCI for the three months ended September 30, 2018 and September 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(71)	Operating expenses	$—
Foreign currency forward contracts for the three months ended September 30, 2018	$207	Cost of revenues	$(12)	Cost of revenues	—

		Operating expenses	$432	Operating expenses	$—
Foreign currency forward contracts for the three months ended September 30, 2017	$(9)	Cost of revenues	$66	Cost of revenues	—

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2018 and September 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)

		Operating expenses	$(87)	Operating expenses	$—
Foreign currency forward contracts for the nine months ended September 30, 2018	$(36)	Cost of revenues	$(13)	Cost of revenues	—

		Operating expenses	$561	Operating expenses	$—
Foreign currency forward contracts for the nine months ended September 30, 2017	$222	Cost of revenues	$91	Cost of revenues	—

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded a loss on settlement of less than $0.1 million for the three months ended September 30, 2018 (gain of $0.1 million for the three months ended September 30, 2017) and a gain of less than $0.1 million for the change in fair value of outstanding contracts for the three months ended September 30, 2018 (loss of less than $0.1 million for the three months ended September 30, 2017), in the consolidated statement of operations and comprehensive income.

The Company has recorded a loss of less than $0.1 million upon settlement for the nine months ended September, 30 2018 (gain of $0.1 million for the nine months ended September 30, 2017) and a loss of less than $0.1 million for the change in fair value of outstanding contracts for the nine months ended September 30, 2018 (gain of less than $0.1 million for the nine months ended September 30, 2017), in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $90.1 million as of September 30, 2018 (December 31, 2017 – $90.1 million). The Company's goodwill relates 98% ($87.9 million) to its Domain Services operating segment and 2% ($2.2 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended September 30, 2018 and September 30, 2017, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of four to fifteen years.

A summary of acquired intangible assets for the three months ended September 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances June 30, 2018	$11,201	$1,495	$9,892	$29,429	$1,138	$538	$53,693
Acquisition of customer relationships				113			113
Additions to/(disposals from) domain portfolio, net	(2)	(3)	-	-	-	-	(5)
Amortization expense	-	-	(446)	(1,351)	(488)	(11)	(2,296)
Balances September 30, 2018	$11,199	$1,492	$9,446	$28,191	$650	$527	$51,505

A summary of acquired intangible assets for the nine months ended September 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4 - 7 years	2 years	15 years

Balances December 31, 2017	$11,210	$1,551	$10,793	$32,186	$2,113	$561	$58,414

Acquisition of customer relationships	-	-	-	114	-	-	114
Additions to/(disposals from) domain portfolio, net	(11)	(59)	-	-	-	-	(70)
Amortization expense	-	-	(1,347)	(4,109)	(1,463)	(34)	(6,953)
Balances September 30, 2018	$11,199	$1,492	$9,446	$28,191	$650	$527	$51,505

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2018	$2,285
2019	7,349
2020	7,187
2021	7,187
2022	7,187
Thereafter	7,619
Total	$38,814

As of September 30, 2018, the accumulated amortization for the definite life intangible assets was $22.3 million.

7. Loan payable:

2017 Amended Credit Facility

On January 20, 2017, the Company entered into an amended and restated secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. This amendment and restatement to the Company’s 2016 Credit Facility (defined below), among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $84.5 million (the “Facility D”). The Company immediately drew down $84.5 million under Facility D to fund the acquisition of eNom. See note 4 – Acquisitions for more information. The “2016 Credit Facility” refers to the credit facility established under the Company’s secured credit agreement among the Company, BMO and the Lenders, dated as of August 18, 2016.

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

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.50:1 until September 30, 2018 and 2.25:1 thereafter; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $50.0 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the periods ending September 30, 2018, and September 30, 2017, the Company was in compliance with these covenants.

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

 Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2018	December 31, 2017
Facility B	2,500	-
Facility C	3,393	5,930
Facility D	59,148	71,823
Less: unamortized debt discount and issuance costs	(626)	(829)
Total loan payable	64,415	76,924
Less: loan payable, current portion	17,810	18,290
Loan payable, long-term portion	46,605	58,634

The following table summarizes our scheduled principal repayments as of September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2018	4,386
2019	17,900
2020	17,900
2021	24,855
$65,041

Other Credit Facilities

Prior to the Company entering into the 2016 Credit Facility, the Company had credit agreements (collectively the “Amended Credit Facility”) with BMO that were amended on November 19, 2012, and which provided it with access to two revolving demand loan facilities, a treasury risk management facility, an operating demand loan and a credit card facility. The Company continues to have access to the treasury risk management facility and credit card facility, with the remaining loan facilities having been extinguished.

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2018, the Company held contracts in the amount of $10.7 million to trade U.S. dollars in exchange for Canadian dollars. See note 5 – Derivative instruments and hedging activities for more information.

In the fourth quarter of, 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million, which was established in the fourth quarter of 2017.

8. Income taxes

For the three months ended September 30, 2018, we recorded an income tax expense of $1.4 million on income before income taxes of $6.7 million, using an estimated effective tax rate for the fiscal year ending December 31, 2018 (“Fiscal 2018”) adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended September 30, 2017, the Company recorded an income tax expense of $1.8 million on income before taxes of $5.3 million, using an estimated effective tax rate for the 2017 fiscal year and adjusted for the $0.4 million tax recovery impact related to ASU 2016-09.

For the nine months ended September 30, 2018, we recorded an income tax expense of $3.8 million on income before income taxes of $16.5 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.5 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the nine months ended September 30, 2017, the Company recorded income tax expense of $2.8 million on income before taxes of $13.9 million, using an estimated effective tax rate for the 2017 fiscal year and adjusted for the $2.6 million tax recovery impact related to ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2018 and December 31, 2017, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Numerator for basic and diluted earnings per common share:
Net income for the period	$5,346	$3,440	$12,698	$11,128

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,611,579	10,564,311	10,599,243	10,522,841
Effect of outstanding stock options	182,718	221,031	196,425	262,209
Diluted weighted average number of shares outstanding	10,794,297	10,785,342	10,795,668	10,785,050

Basic earnings per common share	$0.50	$0.33	$1.20	$1.06

Diluted earnings per common share	$0.50	$0.32	$1.18	$1.03

For the three months ended September 30, 2018, outstanding options to purchase 440,000 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended September 30, 2017, where 345,200 outstanding options were not included in the computation.

For the nine months ended September 30, 2018, outstanding options to purchase 440,000 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the nine months ended September 30, 2017, where 349,700 outstanding options were not included in the computation.

During the three and nine months ended September 30, 2018, the Company did not repurchase any shares under the stock buyback program commenced on February 14, 2018, which will be terminated on or before February 13, 2019.

During the three and nine months ended September 30, 2017 and the nine months ended September 30, 2018, the Company did not repurchase any shares under the stock buyback program commenced on March 1, 2017, which terminated on February 14, 2018.

During the nine months ended September 30, 2017, the company did not repurchase any shares under the stock buyback program commenced on February 10, 2016, which terminated on February 9, 2017.

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See note 12 – Segment reporting for more information.

(a)	Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services (“Ting Mobile”). Other sources of revenue include the provisioning of fixed high-speed Internet access (“Ting Internet”) as well as billing solutions to Internet Service Providers (“ISPs”).

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

Ting Internet contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Because consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access. Though the Company does not consider the installation of fixed Internet access to be a distinct performance obligation, the fees related to installation are immaterial and therefore revenue is recognized as billed.

Both Ting Mobile and Ting Internet access services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Mobile and Ting Internet customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories and Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*

Network Access Services:
Mobile Services	$22,546	$21,749	$66,829	$60,090
Other Services	2,033	1,442	5,664	3,978
Total Network Access Services	24,579	23,191	72,493	64,068

Domain Services:
Wholesale
Domain Services	45,070	47,770	146,038	135,413
Value Added Services	4,541	4,203	13,576	13,526
Total Wholesale	49,611	51,973	159,614	148,939

Retail	8,731	8,873	25,644	22,937
Portfolio	598	971	2,650	2,856
Total Domain Services	58,940	61,817	187,908	174,732

	$83,519	$85,008	$260,401	$238,800

During the three and nine months ended September 30, 2018, no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2017, no customer accounted for more than 10% of revenue. As at September 30, 2018 and December 31, 2017, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*

Network Access Services:
Mobile Services	$11,399	$12,365	$34,643	$32,634
Other Services	872	595	3,103	2,366
Total Network Access Services	12,271	12,960	37,746	35,000

Domain Services:
Wholesale
Domain Services	37,414	42,293	124,572	119,207
Value Added Services	807	687	2,412	1,878
Total Wholesale	38,221	42,980	126,984	121,085

Retail	4,465	4,611	13,320	12,776
Portfolio	148	180	528	627
Total Domain Services	42,834	47,771	140,832	134,488

Network Expenses:
Network, other costs	2,315	2,461	7,590	7,064
Network, depreciation and amortization costs	1,838	1,322	5,195	3,463
	4,153	3,783	12,785	10,527

	$59,258	$64,514	$191,363	$180,015

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

The opening balance of deferred revenue was $160.6 million as of January 1, 2018. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30, 2018	Nine months ended September 30, 2018

Balance, beginning of period	$152,052	$160,582
Deferred revenue	54,181	170,904
Recognized revenue [1]	(57,741)	(182,994)
Balance, end of period	$148,492	$148,492

1As a result of the bulk transfers of 2.65 million domain names to Namecheap on January 5, 2018 and 0.24 million domain names to Namecheap on September 25, 2018, recognized revenue for the three and nine months ended September 30, 2018 includes $1.7 million and $16.3 million, respectively, related to previously deferred revenue, a portion of which would have otherwise been recognized after September 30, 2018.

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

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

September 30, 2018

Remainder of 2018	$48,701
2019	76,153
2020	10,331
2021	5,040
2022	3,244
Thereafter	4,760

Total	$148,229

11.	Contract Costs

(a)	Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $1.4 million at September 30, 2018.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range 2 – 10 years. For the three months ended September 30, 2018, the Company capitalized $0.2 million and also amortized $0.2 million of contract costs, respectively. For the nine months ended September 30, 2018, the Company capitalized $0.7 million and also amortized $0.7 million of contract costs, respectively. There was no impairment loss recognized in relation to the costs capitalized during the three or nine months ending September 30, 2018. The breakdown of the movement in the contract costs balance for the three and nine months ending September 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30, 2018	Nine months ended September 30, 2018 (1)

Balance, beginning of period	$1,354	$1,404
Deferral of costs	245	684
Recognized costs	(216)	(705)
Balance, end of period	$1,383	$1,383

(1)The beginning balance consists entirely of a cumulative adjustment recorded on January 1, 2018 as a result of the modified retrospective adoption of ASU 2014-09. See note 3 – Recent accounting pronouncements for more information.

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program and certain partner sales incentive programs.

(b)	Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the three months ended September 30, 2018, the Company capitalized $39.5 million and also amortized $43.7 million of contract costs, respectively. For the nine months ended September 30, 2018, the Company capitalized $126.6 million and also amortized $142.4 million of contract costs, respectively. There was no impairment loss recognized in relation to the costs capitalized during the three or nine months ending September 30, 2018. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the three and nine months ended September 30, 2018 is as follows (Dollar amounts in thousands of U.S. dollars).

	Three months ended September 30, 2018	Nine months ended September 30, 2018

Balance, beginning of period	$115,456	$127,003
Deferral of costs	39,453	126,613
Recognized costs [1]	(43,683)	(142,390)
Balance, end of period	$111,226	$111,226

1As a result of the bulk transfers of 2.65 million domain names to Namecheap on January 5, 2018 and 0.24 million domain names to Namecheap on September 25, 2018, recognized revenue for the three and nine months ended September 30, 2018 includes $1.7 million and $16.2 million, respectively, related to previously deferred revenue, a portion of which would have otherwise been recognized after September 30, 2018.

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

The Chief Executive Officer (the “CEO”) is the chief operating decision maker and regularly reviews the operations and performance by segment. The CEO reviews gross profit as (a) key measure of performance for each segment and (b) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in notes 2 – Basis of presentation, 3 – Recent accounting pronouncements, and 10 - Revenue.

Information by operating segments (with the exception of disaggregated revenue, which is discussed in note 10 - Revenue), which is regularly reported to the CEO is as follows (Dollar amounts in thousands of U.S. dollars):

	Network Access Services	Domain Services	Consolidated Totals
Three months ended September 30, 2018

Net Revenues	$24,579	$58,940	$83,519

Cost of revenues
Cost of revenues	12,271	42,834	55,105
Network expenses	479	1,836	2,315
Depreciation of property and equipment	1,026	313	1,339
Amortization of intangible assets	11	488	499
Total cost of revenues	13,787	45,471	59,258
Gross Profit	10,792	13,469	24,261

Expenses:
Sales and marketing			8,412
Technical operations and development			2,207
General and administrative			4,120
Depreciation of property and equipment			106
Amortization of intangible assets			1,797
Loss (gain) on currency forward contracts			(27)
Income from operations			7,646
Other income (expenses), net			(930)
Income before provision for income taxes			$6,716

	Network Access Services	Domain Services	Consolidated Totals
Three months ended September 30, 2017

Net Revenues	$23,191	$61,817	$85,008

Cost of revenues
Cost of revenues	12,960	47,771	60,731
Network expenses	445	2,016	2,461
Depreciation of property and equipment	578	245	823
Amortization of intangible assets	11	488	499
Total cost of revenues	13,994	50,520	64,514
Gross Profit	9,197	11,297	20,494

Expenses:
Sales and marketing			7,384
Technical operations and development			1,910
General and administrative			3,381
Depreciation of property and equipment			155
Impairment of indefinite life intangible assets			2
Amortization of intangible assets			1,746
Loss (gain) on currency forward contracts			(54)
Income from operations			5,970
Other income (expenses), net			(707)
Income before provision for income taxes			$5,263

	Network Access Services	Domain Services	Consolidated Totals
Nine months ended September 30, 2018

Net Revenues	$72,493	$187,908	$260,401

Cost of revenues
Cost of revenues	37,746	140,832	178,578
Network expenses	1,609	5,981	7,590
Depreciation of property and equipment	2,762	936	3,698
Amortization of intangible assets	34	1,463	1,497
Total cost of revenues	42,151	149,212	191,363
Gross Profit	30,342	38,696	69,038

Expenses:
Sales and marketing			24,629
Technical operations and development			6,657
General and administrative			12,906
Depreciation of property and equipment			309
Amortization of intangible assets			5,456
Loss (gain) on currency forward contracts			22
Income from operations			19,059
Other income (expenses), net			(2,580)
Income before provision for income taxes			$16,479

	Network Access Services	Domain Services	Consolidated Totals
Nine months ended September 30, 2017

Net Revenues	$64,068	$174,732	$238,800

Cost of revenues
Cost of revenues	35,000	134,488	169,488
Network expenses	1,398	5,666	7,064
Depreciation of property and equipment	1,494	634	2,128
Amortization of intangible assets	35	1,300	1,335
Total cost of revenues	37,927	142,088	180,015
Gross Profit	26,141	32,644	58,785

Expenses:
Sales and marketing			22,051
Technical operations and development			5,402
General and administrative			10,124
Depreciation of property and equipment			486
Loss on disposal of property and equipment			2
Amortization of intangible assets			4,735
Loss (gain) on currency forward contracts			(115)
Income from operations			16,100
Other income (expenses), net			(2,191)
Income before provision for income taxes			$13,909

(b)	The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	September 30, 2018	December 31, 2017*

Canada	$1,420	$1,176
United States	38,746	23,417
Germany	54	27
	$40,220	$24,620

(c)	The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	September 30, 2018	December 31, 2017*

Canada	$6,860	$7,749
United States	31,954	37,783
Germany	-	120
	$38,814	$45,652

(d)	Valuation and qualifying accounts (Dollar amounts in thousands of U.S. dollars):

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Nine months ended September 30, 2018	$168	$(36)	$-	$132
Year ended December 31, 2017	$164	$4	$-	$168

13. Stockholders’ Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	income (loss)	equity

Balances, June 30, 2018	10,603,366	$15,548	$2,931	$51,027	$(243)	$69,263
Exercise of stock options	15,782	87	(64)	-	-	23

Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(3,582)		(116)	-	-	(116)

Stock-based compensation (note 14)	-	-	711	-	-	711
Net income	-	-	-	5,346	-	5,346
Other comprehensive income	-	-	-	-	207	207
Balances, September 30, 2018	10,615,566	$15,635	$3,462	$56,373	$(36)	$75,434

The following table summarizes stockholders' equity transactions for the nine-month period ended September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional	Retained	other	Total
	Common stock		paid in	earnings	comprehensive	stockholders'
	Number	Amount	capital	(deficit)	loss	equity

Balances, December 31, 2017	10,583,879	$15,368	$2,167	$42,676	$-	$60,211
Impact of Adoption of ASU 2014-09	-	-	-	1,063	-	1,063
Balance on January 1, 2018	10,583,879	15,368	2,167	43,739	-	61,274

Exercise of stock options	44,498	267	(205)	-	-	62

Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(12,811)	-	(404)	-	-	(404)

Stock-based compensation (note 14)	-	-	1,904	-	-	1,904
Net income	-	-	-	12,698	-	12,698

Accretion of redeemable non-controlling interest in Ting Virginia, LLC.	-	-	-	(64)	-	(64)
Other comprehensive loss	-	-	-	-	(36)	(36)
Balances, September 30, 2018	10,615,566	$15,635	$3,462	$56,373	$(36)	$75,434

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019. During the three and nine months ended September 30, 2018, the Company did not repurchase any shares under this program.

On March 1, 2017, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and terminated on February 14, 2018. During the nine months ended September 30, 2018, the Company did not repurchase any shares under this program.

On February 9, 2016, the Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. During the nine months ended September 30, 2017, the Company did not repurchase any shares under this program.

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

Details of stock option transactions for the three months ended September 30, 2018 and September 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended September 30,		Three months ended September 30,
	2018		2017*
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	734,196	$42.39	363,608	$16.79
Granted	23,800	57.78	327,150	55.49
Exercised	(15,782)	8.00	(30,051)	6.67
Forfeited	(8,635)	59.20	(1,050)	51.87
Expired	-	-	-	-
Outstanding, end of period	733,579	43.43	659,657	36.39
Options exercisable, end of period	326,887	$29.00	223,043	$14.30

Details of stock option transactions for the nine months ended September 30, 2018 and September 30, 2017 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Nine months ended September 30,		Nine months ended September 30,
	2018		2017*
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	653,571	$36.69	474,501	$12.67
Granted	163,366	62.80	360,025	54.13
Exercised	(44,498)	9.49	(165,673)	7.79
Forfeited	(38,860)	50.46	(9,196)	22.08
Expired	-	-	-	-
Outstanding, end of period	733,579	43.43	659,657	36.39
Options exercisable, end of period	326,887	$29.00	223,043	$14.30

As of September 30, 2018, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$5.52	-	$8.56	60,573	$6.89	1.2	$2,960	60,573	$6.89	1.2	$2,960
$10.16	-	$19.95	108,063	16.39	2.7	4,254	95,563	15.98	2.6	3,801
$21.10	-	$27.53	72,500	23.76	3.3	2,319	52,500	24.78	3.0	1,626
$35.25	-	$37.35	14,375	35.89	4.7	286	10,625	36.11	4.4	209
$43.15	-	$47.00	18,500	44.19	5.3	214	8,000	43.75	5.3	96
$53.20	-	$58.65	337,275	55.67	5.6	108	99,626	55.21	5.4	68
$64.10	-	$64.10	122,293	64.10	6.7	-	-	-	-	-
			733,579	$43.43	4.8	$10,141	326,887	$29.00	3.4	$8,760

Total unrecognized compensation cost relating to unvested stock options at September 30, 2018, prior to the consideration of expected forfeitures, is approximately $7.4 million and is expected to be recognized over a weighted average period of 2.8 years.

The Company recorded stock-based compensation of $0.7 million and $1.9 million for the three and nine months ended September 30, 2018 and $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2018 (Dollar amounts in thousands of U.S. dollars):

	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$-	$-	$-

Derivative instrument liability	$-	$(62)	$-	$(62)

There were no derivative instrument assets or liabilities outstanding at December 31, 2017.

16. Contingencies

On August 30, 2017, Namecheap, Inc. (“Namecheap”) filed a complaint against the Company, eNom, Inc., and unknown John Does in the United States District Court for the Western District of Washington alleging breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment (the “Namecheap Federal Action”).  On September 6, 2018, Tucows and Namecheap entered into a settlement agreement, pursuant to which the matter was amicably resolved, and the case dismissed, and Namecheap has provided Tucows an administrative fee for services in connection with transferring its domain names off Tucows’ platform.

The Company has other legal claims and lawsuits in connection with its ordinary business operations. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2018 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

•

Factors set forth herein under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 6, 2018 (the “2017 Annual Report”).

As previously disclosed the under the caption “Item 1A Risk Factors” in our 2017 Annual Report, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

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

For the three months ended September 30, 2018 and September 30, 2017, we reported revenue of $83.5 million and $85.0 million, respectively.

For the nine months ended September 30, 2018 and September 30, 2017, we reported revenue of $260.4 million and $238.8 million, respectively.

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services and other revenues, including, billing solutions to small ISPs.

Our primary mobile service offering (“Ting Mobile”) is mainly distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. In the third quarter of 2017, the Company acquired the consumer-related assets of Otono- Networks Inc. (“Otono Networks”). The consumer assets relate to the mobile roaming and instant activation eSIM business under the Roam Mobility, Zipsim and Always Online Wireless brands (collectively “Roam Mobility brands”). The acquired portfolio operates as a MVNO on the same nationwide Global System for Mobile communications (“GSM”) network as Ting Mobile and distributes through third-party retail stores and product branded websites.

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns including Holly Springs, North Carolina, Westminster, Maryland, Sandpoint, Idaho, Centennial, Colorado and Charlottesville, Virginia, with further expansion underway in existing Ting towns. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers.

Revenues from Ting Mobile and Ting Internet are generated in the U.S. and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility are generated in the U.S. and Canada on a prepaid usage basis with no fixed contract terms.

As of September 30, 2018, Ting managed mobile telephony services for approximately 295,000 subscribers and 169,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

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

Our primary distribution channel is a global network of approximately 37,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain (“ccTLD”) options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS and eNom, derives revenue from its domain service and from providing value-added services. The OpenSRS and eNom domain services manage approximately 23.3 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations, which has decreased 5.0 million domain names since September 30, 2017.  The reduction from prior year is primarily due to the bulk transfer of 2.89 million domain names to Namecheap’s credentials, which occurred in two bulk transfers.  The first bulk transfer of 2.65 million names was completed by January 16, 2018, after King County Superior court (Washington) granted Namecheap Inc. a preliminary injunction on January 5, 2018, requiring the Company to bulk transfer the domain names under management.  As a result of the bulk transfer that occurred in the first quarter of 2018, the Company recognized, on an accelerated basis, $14.6 million of revenue and $14.5 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees. Subsequent to the preliminary injunction noted above, on September 6, 2018, Tucows and Namecheap entered into an amicable settlement agreement to transfer the remaining 0.6 million domain names, of which 0.24 million domain names were transferred to Namecheap during the third quarter of 2018. As a result of the bulk transfer that occurred in the third quarter of 2018, the Company recognized, on an accelerated basis, an additional $1.7 million of revenue and $1.7 million of cost of revenues sold related to previously deferred revenue and deferred prepaid expenses. The remaining domain names as defined under the settlement agreement are expected to be transferred to Namecheap in the fourth quarter of 2018.

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

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 37,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

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

KEY BUSINESS METRICS

We regularly review a number of business metrics, including the following key metrics and non-U.S. generally accepted accounting principles (“GAAP”) measures, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, manage our operational cash flow, formulate financial projections and make strategic business decisions. The following tables set forth the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Adjusted EBITDA

Tucows reports all financial information in accordance with U.S. GAAP. Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors' overall understanding of our financial performance. Please see discussion of adjusted EBITDA in the Results of Operations section below.

Network Access Services

	September 30,
	2018 (1)	2017 (1,2)
	(in 000s)
Ting mobile accounts under management	169	165
Ting mobile subscribers under management	295	281

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.
(2)	Subsequent to a review of our subscriber base in the first quarter of 2018, our comparative third quarter 2017 accounts under management were reduced by approximately 6,000.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,170	4,839

	Nine months ended September 30,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	13,444	14,604

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	September 30,
	2018 (1)	2017 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	18,990	22,708
Registered using Registrar Accreditations belonging to Resellers	4,344	5,597
Total domain names under management	23,334	28,305

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base.  Growth in our Domain Services revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and the sale of names from our portfolio of domain names and through the domain expiry stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.  Expanding data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.  Specifically, the European Commission has adopted the GDPR, which introduces numerous privacy-related changes for companies operating in the European Union, effective on May 25, 2018.  The solutions we develop for GDRP-compliance may not be adequate in the views of regulatory authorities or ICANN, which may cause the loss of WHOIS privacy revenue or increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

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

Other services

Other services derive revenues from providing Ting Internet to individuals and small businesses in select cities. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software. Ting fixed Internet access contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access. Though the Company does not consider the installation of fixed Internet access to be a distinct performance obligation, the fees related to installation are immaterial and therefore revenue is recognized as billed.

Ting Internet services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting fixed Internet access customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our 2017 Annual Report, except for the adoption of Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted using the modified retrospective basis. Accordingly, comparative figures have not been restated. The adoption of ASU 2014-09 did not have a material impact on the timing of revenue recognition. For further information on our critical accounting policies and estimates, see note 3 – Recent accounting pronouncements to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

During the preparation of these interim financial statements, the Company identified an immaterial error that affects the classification of expenses for the three and nine months ended September 30, 2017.  This correction of the comparative periods resulted in a decrease in cost of revenues of $0.3 million, a decrease in sales and marketing expense of $0.2 million, and an increase in general and administrative expenses of $0.5 million for both the three and nine months ended September 30, 2017 compared to the amounts previously reported.

NET REVENUES

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*

Network Access Services:
Mobile Services	$22,546	$21,749	$66,829	$60,090
Other Services	2,033	1,442	5,664	3,978
Total Network Access Services	24,579	23,191	72,493	64,068

Domain Services:
Wholesale
Domain Services	45,070	47,770	146,038	135,413
Value Added Services	4,541	4,203	13,576	13,526
Total Wholesale	49,611	51,973	159,614	148,939

Retail	8,731	8,873	25,644	22,937
Portfolio	598	971	2,650	2,856
Total Domain Services	58,940	61,817	187,908	174,732

	$83,519	$85,008	$260,401	$238,800
(Decrease) increase over prior period	$(1,489)		$21,601
(Decrease) increase - percentage	-2%		9%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*

Network Access Services:
Mobile Services	27%	26%	26%	25%
Other Services	2%	2%	2%	2%
Total Network Access Services	29%	28%	28%	27%

Domain Services:
Wholesale
Domain Services	55%	56%	56%	56%
Value Added Services	5%	5%	5%	6%
Total Wholesale	60%	61%	61%	62%

Retail	10%	10%	10%	10%
Portfolio	1%	1%	1%	1%
Total Domain Services	71%	72%	72%	73%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2018 decreased by $1.5 million or 2% to $83.5 million when compared to the three months ended September 30, 2017.  The three-month decrease was primarily driven by the $14.6 million acceleration of revenue related to the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018, a portion of which would have otherwise been recognized in the third quarter of 2018. The decrease was partially offset by the $1.7 million of revenue accelerated in the third quarter of 2018 related to 0.24 million of additional names transferred to Namecheap, a portion of which would have otherwise been recognized after the third quarter of 2018. The decrease was also offset by the impact of the acquisition of the mobile roaming assets of Otono Networks in September 2017.

Total net revenues for the nine months ended September 30, 2018 increased by $21.6 million or 9% to $260.4 million when compared to the nine months ended September 30, 2017.  The nine-month increase was primarily driven by the acceleration of previously deferred revenue as a result of two bulk transfers of domain names to Namecheap. As a result of the Namecheap bulk transfer of 2.65 million domain names that occurred in the first quarter of 2018, the Company accelerated $14.6 million of revenue, a portion of which would have otherwise been recognized after the third quarter of 2018. Likewise, as a result of the Namecheap bulk transfer of 0.24 million domain names that occurred in the third quarter of 2018, the Company accelerated $1.7 million of revenue, a portion of which would have otherwise been recognized after the third quarter of 2018. In addition, revenues increased due to the January 20, 2017 acquisition of eNom and the impact the acquisition of the mobile roaming assets of Otono Networks in September 2017.

Deferred revenue from domain name registrations and other Internet services at September 30, 2018 decreased to $148.5 million from $160.6 million at December 31, 2017, primarily due to the bulk transfers discussed above.

During the three and nine months ended September 30, 2018, no customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2017, no customer accounted for more than 10% of revenue. As at September 30, 2018 and December 31, 2017, no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from mobile phone equipment and services for the three months ended September 30, 2018 increased by $0.8 million or 4% to $22.5 million as compared to the three months ended September 30, 2017. This increase primarily reflects the growth in service revenues by $1.6 million to $20.4 million as compared to the three months ended September 30, 2017, due to the impact of the larger Ting subscriber base is having on Ting mobile service revenue and acquisition of the roaming assets of Otono Networks in September of 2017.  Revenues from the sale of mobile hardware and related accessories decreased by $0.8 million to $2.1 million as compared to the three months ended September 30, 2017. The decrease in device revenue was primarily driven by reduced demand for high-priced devices compared to the three months ended September 30, 2017.

Net revenues from mobile phone equipment and services for the nine months ended September 30, 2018 increased by $6.7 million or 11% to $66.8 million as compared to the nine months ended September 30, 2017. This increase primarily reflects the growth in service revenues by $6.8 million to $60.3 million as compared to the nine months ended September 30, 2017, due to the impact of the larger Ting subscriber base is having on Ting mobile service revenue and acquisition of the roaming assets of Otono Networks in September of 2017.  Revenues from the sale of mobile hardware and related accessories decreased by $0.1 million to $6.5 million as compared to the nine months ended September 30, 2017. The decrease in device revenue was primarily driven by reduced demand for high-priced devices compared to the nine months ended September 30, 2017.

Other revenues from Ting Internet and billing solutions generated $2.0 million in revenue during the three months ended September 30, 2018, up $0.6 million from the three months ended September 30, 2017. Growth in Ting Internet revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC.  The Company began offering Ting Internet in Sandpoint, ID in the second quarter of 2018 and in Centennial, CO in the third quarter of 2018.

Other revenues from Internet and billing solutions generated $5.7 million in revenue during the nine months ended September 30, 2018, up $1.7 million from the nine months ended September 30, 2017. Growth in Ting Internet revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC. The Company began offering Ting Internet in Sandpoint, ID in the second quarter of 2018 and in Centennial, CO in the third quarter of 2018.

 As of September 30, 2018, Ting Mobile had 169,000 accounts under management and 295,000 subscribers under management compared to 165,000 accounts and 281,000 subscribers under management as of September 30, 2017.

Wholesale

During the three months ended September 30, 2018, domain services revenue decreased by $2.7 million or 6% to $45.1 million when compared to the three months ended September 30, 2017. The decrease was primarily driven by the accelerated recognition of domains revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018 and partially offset by the $1.7 million acceleration of an additional 0.24 million names in the third quarter of 2018.  During the nine months ended September 30, 2018, domain services revenue increased by $10.6 million or 8% to $146.0 million when compared to the nine months ended September 30, 2017. This increase primarily resulted from $14.6 million of accelerated recognition of wholesale domain revenue associated with the Namecheap bulk transfer of 2.65 million names that took place during the first quarter of 2018 and the $1.7 million of accelerated recognition of wholesale domain revenue associated with the additional 0.24 million names transferred to Namecheap in the third quarter of 2018. The Company expects to transfer an additional 0.4 million domain names in the fourth quarter of 2018 related to Namecheap. In addition, revenues increased compared to the nine months ended September 30, 2017 due to the January 20, 2017 acquisition of eNom. eNom revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom.

The increase in revenue from the acquisition of eNom has been offset by the continued and ongoing migration of a few large, low margin customers. These customers have been moving their domain management and domain transaction processing to their own accreditations and in-house systems. As previously discussed, in the first and third quarter of 2018 the Company completed bulk transfers of 2.65 million and 0.24 million domain names respectively to Namecheap’s credentials, which are the most significant migrations of this nature.  In addition, one of the resellers for which the Company registered domain names using the reseller’s accreditation, was acquired by a third party and the registrations were moved to the acquiring reseller, resulting in approximately 0.5 million domains being transferred in the first quarter of 2018.  Due to these factors, total domains that we manage decreased to 23.3 million as of September 30, 2018, when compared to 28.3 million at September 30, 2017. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

During the three months ended September 30, 2018, value added services revenue increased by $0.3 million to $4.5 million when compared to the three months ended September 30, 2017.  During the nine months ended September 30, 2018, value added services revenue increased by $0.1 million to $13.6 million when compared to the nine months ended September 30, 2017. Both the three and nine month increases were primarily driven by increased expiry stream revenue.

Retail

Net revenues from retail for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, decreased by $0.1 million, or 2%, to $8.7 million. Net revenues from retail for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, increased by $2.7 million, or 12%, to $25.6 million. The nine-month increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.  In addition, our revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

Portfolio

Net revenues from portfolio for the three months ended September 30, 2018, decreased by $0.4 million to $0.6 million, as compared to the three months ended September 30, 2017.

Net revenues from portfolio for the nine months ended September 30, 2018, decreased by $0.2 million to $2.7 million, as compared to the nine months ended September 30, 2017.

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

The following table presents our cost of revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*

Network Access Services:
Mobile Services	$11,399	$12,365	$34,643	$32,634
Other Services	872	595	3,103	2,366
Total Network Access Services	12,271	12,960	37,746	35,000

Domain Services:
Wholesale
Domain Services	37,414	42,293	124,572	119,207
Value Added Services	807	687	2,412	1,878
Total Wholesale	38,221	42,980	126,984	121,085

Retail	4,465	4,611	13,320	12,776
Portfolio	148	180	528	627
Total Domain Services	42,834	47,771	140,832	134,488

Network Expenses:
Network, other costs	2,315	2,461	7,590	7,064
Network, depreciation and amortization costs	1,838	1,322	5,195	3,463
	4,153	3,783	12,785	10,527

	$59,258	$64,514	$191,363	$180,015
(Decrease) increase over prior period	$(5,256)		$11,348
(Decrease) increase - percentage	-8%		6%

The following table presents our cost of revenues, as a percentage of total of cost of revenues (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*

Network Access Services:
Mobile Services	19%	19%	18%	18%
Other Services	1%	1%	2%	1%
Total Network Access Services	20%	20%	20%	19%

Domain Services:
Wholesale
Domain Services	64%	66%	65%	67%
Value Added Services	1%	1%	1%	1%
Total Wholesale	65%	67%	66%	68%

Retail	8%	7%	7%	7%
Portfolio	0%	0%	0%	0%
Total Domain Services	73%	74%	73%	75%

Network Expenses:
Network, other costs	4%	4%	4%	4%
Network, depreciation and amortization costs	3%	2%	3%	2%
	7%	6%	7%	6%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2018, decreased by $5.3 million, or 8%, to $59.3 million when compared to the three months ended September 30, 2017. The decrease was primarily driven by the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018, resulting in the accelerated recognition of $14.5 million prepaid domain registry fees, a portion of which would have otherwise been recognized in the third quarter of 2018. The decrease was offset by the transfer of 0.24 million domain names to Namecheap in the third quarter of 2018, which resulted in the accelerated recognition of $1.7 million of prepaid domain registry fees, a portion of which otherwise would have been recognized after the third quarter of 2018.

Total cost of revenues for the nine months ended September 30, 2018, increased by $11.3 million, or 6%, to $191.4 million when compared to the nine months ended September 30, 2017. The increase was primarily driven by the Namecheap bulk transfer of 2.65 million names during the first quarter of 2018, resulting in the accelerated recognition of $14.5 million of prepaid domain registry fees. The increase was also due to the Namecheap bulk transfer of 0.24 million domain names during the third quarter of 2018, resulting in the accelerated recognition of $1.7 million of prepaid domain registry fees. A portion of the accelerated prepaid domain fees from both transfers would have otherwise been recognized after the third quarter of 2018. Additionally, the nine months ended September 30, 2017 were lower due to the January 20, 2017 acquisition of eNom and the impact the acquisition of the mobile roaming assets of Otono Networks in September 2017.  Prepaid domain registration and other Internet services fees as of September 30, 2018, decreased to $111.2 million from $127.0 million as of December 31, 2017, primarily due to the bulk transfers discussed above.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, decreased by $1.0 million or 8% to $11.4 million. This decrease was driven by improved pricing with mobile carriers, which reduced mobile service cost of revenue by $0.1 million to $9.1 million as compared to the three months ended September 30, 2017.  Mobile hardware and related accessories costs decreased $0.9 million to $2.3 million as compared to the three months ended September 30, 2017. The decrease was primarily driven by reduced demand for high-priced devices compared to the three months ended September 30, 2017.

In addition, during the three months ended September 30, 2018, we incurred costs of $0.9 million in provisioning high speed Internet access and billing solutions as compared to $0.6 million during the three months ended September 30, 2017. The increase in costs was primarily due primarily to the expansion of the Ting Internet foot print and increasing subscriber base.

Cost of revenues from mobile phone equipment and services for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, increased by $2.0 million or 6% to $34.6 million. This increase primarily reflects the impact the subscriber base had on Ting mobile service cost of revenue as well as the acquisition of the mobile roaming assets of Otono Networks in September 2017 which combined grew by $2.1 million to $27.6 million as compared to the nine months ended September 30, 2017.  Mobile hardware and related accessories costs decreased by $0.1 million compared to the nine months ended September 30, 2017, to $7.0 million. The decrease was primarily driven by reduced demand for high-priced devices compared to the nine months ended September 30, 2017.

 In addition, during the nine months ended September 30, 2018, we incurred costs of $3.1 million in provisioning high speed Internet access and billing solutions as compared to $2.4 million during the nine months ended September 30, 2017. The increase in costs was primarily due primarily to the expansion of the Ting Internet foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for wholesale and value-added services for the three months ended September 30, 2018 decreased by $4.8 million, or 12%, to $38.2 million when compared to the three months ended September 30, 2017. The three-month decrease resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names during the first quarter of 2018, a portion of which would have otherwise been recognized in the third quarter of 2018, and was offset by an acceleration of $1.7 million of accelerated recognition of prepaid domain registry fees associated with the 0.24 million additional names transferred to Namecheap in the third quarter of 2018. Costs for wholesale and value-added services for the nine months ended September 30, 2018 increased by $5.9 million, or 5%, to $127.0 million when compared to the nine months ended September 30, 2017. The nine-month increase primarily resulted from $14.5 million of accelerated recognition of prepaid domain registry fees associated with the Namecheap bulk transfer of 2.65 million names during the first quarter of 2018 and $1.7 million of accelerated recognition of prepaid domain registry fees associated with the 0.24 million additional names transferred to Namecheap in the third quarter of 2018. In addition, cost of revenues increased due to the January 20, 2017 acquisition of eNom.

Retail

Costs for retail for the three months ended September 30, 2018 decreased by $0.1 million, to $4.5 million when compared to the three months ended September 30, 2017. Costs for Retail for the nine months ended September 30, 2018 increased by $0.5 million, to $13.3 million when compared to the nine months ended September 30, 2017. The nine-month increase was largely due to increased sales volumes associated with the success our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Costs for portfolio for the three months ended September 30, 2018 remained flat at $0.1 million, when compared to the three months ended September 30, 2017. Costs for portfolio for the nine months ended September 30, 2018 decreased by $0.1 million to $0.5 million, when compared to the nine months ended September 30, 2017.

Network Expenses

Network costs for the three months ended September 30, 2018 increased by $0.4 million to $4.2 million when compared to the three months ended September 30, 2017. The three-month increase was driven by the expansion of the Company’s network infrastructure. Costs for the nine months ended September 30, 2018 increased by $2.3 million to $12.8 million when compared to the nine months ended September 30, 2017.  The nine-month increase is primarily due to the acquisition of eNom on January 20, 2017, including acquired developed platform technology.

 SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales and marketing	$8,412	$7,384	$24,629	$22,051
Increase over prior period	$1,028		$2,578
Increase - percentage	14%		12%
Percentage of net revenues	10%	9%	9%	9%

Sales and marketing expenses for the three months ended September 30, 2018 increased by $1.0 million, or 14%, to $8.4 million when compared to the three months ended September 30, 2017. This three-month increase related primarily to an increase of $1.0 million in workforce and stock-based compensation related costs, which have primarily been driven by workforce increases to support mobile and network access related growth, as well as foreign exchange impacts.

Sales and marketing expenses for the nine months ended September 30, 2018 increased by $2.6 million, or 12%, to $24.6 million when compared to the nine months ended September 30, 2017. This nine-month increase related primarily to an increase of $3.5 million increased workforce and stock-based compensation related costs, which have primarily been driven by workforce increases to support mobile and network access related growth, and foreign exchange impacts. The increase was offset by a $0.9 million decrease in marketing costs, largely due to timing of expenditures.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Technical operations and development	$2,207	$1,910	$6,657	$5,402
Increase over prior period	$297		$1,255
Increase - percentage	16%		23%
Percentage of net revenues	3%	2%	3%	2%

Technical operations and development expenses for the three months ended September 30, 2018 increased by $0.3 million, or 16%, to $2.2 million when compared to the three months ended September 30, 2017.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation.

Technical operations and development expenses for the nine months ended September 30, 2018 increased by $1.3 million, or 23%, to $6.7 million when compared to the nine months ended September 30, 2017. The increase in costs relate primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, as well as the eNom technical operations and development workforce that were included as of January 20, 2017.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
General and administrative	$4,120	$3,381	$12,906	$10,124
Increase over prior period	$739		$2,782
Increase - percentage	22%		27%
Percentage of net revenues	5%	4%	5%	4%

General and administrative expenses for the three months ended September 30, 2018 increased by $0.7 million, or 22%, to $4.1 million when compared to the three months ended September 30, 2017.  The increase was primarily driven by a rise in workforce, contract services, travel and stock-based compensation expenses of $0.7 million. Other expenses including credit card processing fees related to growth of network access services and facilities costs decreased $0.2 million, however the impact of foreign exchange revaluation on our monetary assets and liabilities had a $0.2 million unfavourable impact, compared to the three months ended September 30, 2017.

General and administrative expenses for the nine months ended September 30, 2018 increased by $2.8 million, or 27%, to $12.9 million when compared to the nine months ended September 30, 2017. The increase was primarily driven by workforce, contract services, travel and stock-based compensation increased $1.6 million. Other expenses including credit card processing fees related to growth of network access services and facilities costs increased $0.2 million, while the impact of foreign exchanges revaluation of our monetary assets and liabilities had a $1.0 million unfavourable impact, compared to the nine months ended September 30, 2017.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Depreciation of property and equipment	$106	$155	$309	$486
Decrease over prior period	$(49)		$(177)
Decrease - percentage	(32%)		(36%)
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs decreased by less than $0.1 million to $0.1 million as compared to the three months ended September 30, 2017.

Depreciation costs decreased by $0.2 million to $0.3 million as compared to the nine months ended September 30, 2017.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of intangible assets	$1,797	$1,746	$5,456	$4,735
Increase over prior period	$51		$721
Increase - percentage	3%		15%
Percentage of net revenues	2%	2%	2%	2%

Amortization of intangible assets for the three months ended September 30, 2018 increased $0.1 million to $1.8 million as compared to the three months ended September 30, 2017. The three-month increase is primarily due to the acquisition of the mobile roaming assets of Otono Networks in September 2017. Amortization of intangible assets for the nine months ended September 30, 2018 increased $0.7 million to $5.5 million as compared to the nine months ended September 30, 2017. The nine-month increase was due to the full three-quarter impact of the acquisition of eNom as well as acquisition of the mobile roaming assets of Otono Networks in September 2017.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Loss (gain) on currency forward contracts	$(27)	$(54)	$22	$(115)
Increase over prior period	$27		$137
Increase - percentage	50%		119%
Percentage of net revenues	0%	0%	0%	0%

As of September 30, 2018, we have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through September 2019. The Company recorded a net gain of less than $0.1 million on the change in fair value of outstanding contracts as well as realized gain on matured contracts, for the three months ended September 30, 2018, as compared to a net gain of $0.1 million for the change in fair value of outstanding contracts and the settlement of contracts not designated as hedges for the three months ended September 30, 2017.

The Company recorded a net loss of less than $0.1 million on the change in fair value of outstanding contracts as well as realized gain on matured contracts, compared to a net gain of $0.1 million for the nine months ended September 30, 2017.

At September 30, 2018, our balance sheet reflects a net derivative instrument liability of $0.1 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Other income (expense), net	$(930)	$(707)	$(2,580)	$(2,191)
Increase over prior period	$(223)		$(389)
Increase - percentage	32%		18%
Percentage of net revenues	1%	1%	1%	1%

Other expenses during the three months ended September 30, 2018 was $0.9 million and $2.6 million for the nine months ended September 30, 2018, as compared to other expense of $0.7 and $2.2 million for the three and nine months ended September 30, 2017. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility (as discussed below), which was partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015. The interest incurred primarily relates to our loan balances related to the acquisition of eNom and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Provision for income taxes	$1,370	$1,823	$3,781	$2,781
Increase (decrease) in provision over prior period	$(453)		$1,000
Increase (decrease) - percentage	(25%)		36%
Effective tax rate	20%	35%	23%	20%

For the three months ended September 30, 2018, we recorded an income tax expense of $1.4 million on income before income taxes of $6.7 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended September 30, 2017, we recorded an income tax expense of $1.8 million on income before taxes of $5.3 million, using an estimated effective tax rate for the 2017 fiscal year and reflecting the $0.4 million tax recovery impacted related to ASU 2016-09.

For the nine months ended September 30, 2018, we recorded an income tax expense of $3.8 million on income before income taxes of $16.5 million, using an estimated effective tax rate for Fiscal 2018 adjusted for certain minimum state taxes as well as the inclusion of a $0.5 million tax recovery related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. Comparatively, for the nine months ended September 30, 2017, we recorded an income tax expense of $2.8 million on income before income taxes of $13.9 million, using an estimated effective tax rate for Fiscal 2017 adjusted for certain minimum state taxes as well as the inclusion of a $2.6 million tax recovery related to the adoption of ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2018 and December 31, 2017, respectively.

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

The following table reconciles net income to adjusted EBITDA (Dollar amounts in thousands of U.S. dollars):

Reconciliation of Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)

Net income for the period	$5,346	$3,440	12,698	$11,128
Depreciation of property and equipment	1,445	978	4,007	2,614
Amortization of intangible assets	2,296	2,245	6,953	6,070
Impairment of intangible assets	-	2	-	2
Interest expense, net	914	864	2,761	2,703
Provision for income taxes	1,370	1,823	3,781	2,781
Stock-based compensation	711	203	1,904	834
Unrealized loss (gain) on change in fair value of forward contracts	(35)	1	7	(37)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(269)	(427)	191	(761)
Acquisition and other costs[1]	80	239	1,123	748

Adjusted EBITDA	$11,858	$9,368	33,425	$26,082

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $11.9 million in the three months ended September 30, 2018 from $9.4 million in the three months ended September 30, 2017. The increase in adjusted EBITDA from period-to-period was primarily driven an increased contribution by eNom and growth in Ting Mobile.

Adjusted EBITDA increased to $33.4 million in the nine months ended September 30, 2018 from $26.1 million in the nine months ended September 30, 2017. The increase in adjusted EBITDA from period to period was primarily driven by the acquisition of eNom on January 20, 2017, growth in domain services and Ting Mobile offset by the continued investment in the Company’s Fiber to the Home program.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents OCI for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017*
Other comprehensive income (loss)	$207	$(9)	$(36)	$222
Increase over prior period	$216		$(258)
Increase - percentage	(2,400%)		(116%)
Percentage of net revenues	0%	(0%)	(0%)	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended September 30, 2018 was a gain in OCI of $0.1 million as compared to a gain of $0.3 million for the three months ended September 30, 2017. The impact of the fair value adjustment on outstanding hedged contracts for the nine months ended September 30, 2018 was a loss of $0.1 million compared to a gain of $0.6 million for the nine months ended September 30, 2017.

The net amount reclassified to earnings during the three months ended September 30, 2018 was a loss of $0.1 million compared to a gain of $0.3 million during the three months ended September 30, 2017.  The net amount reclassified to earnings during the nine months ended September 30, 2018 was a loss of $0.1 million compared to a gain of $0.4 million during the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, our cash and cash equivalents balance decreased $7.3 million when compared to December 31, 2017.  Our principal uses of cash were $15.2 million in loan repayments, $1.2 million for the remaining 10% interest in Ting Virginia, LLC, $0.5 million of other costs, including tax payment associated with stock option exercises and continued investment in property and equipment of $19.4 million. These uses of cash were offset by proceeds from an advances of $2.5 million from our 2017 Amended Credit Facility (defined below) to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities of $26.5 million for the nine months ended September 30, 2018.

2017 Amended Credit Facility

On January 20, 2017, the Company and certain of its subsidiaries entered into a First Amended and Restated Secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO”), Royal Bank of Canada (“RBC”) and Bank of Nova Scotia (the “Lenders”) under which the Company increased its access to funds to an aggregate of $140 million. The 2017 Amended Credit Agreement amends and restates the Company’s Credit Agreement, dated as of August 18, 2016, with BMO and RBC. The 2017 Amended Credit Agreement, among other things, reduced the existing Tucows non-revolving facility (such existing non-revolving facility, together with other existing facilities, the “Existing Facilities”) from $40.0 million to $35.5 million, and established a new non-revolving credit facility of $85 million (the “New Facility”), and together with the Existing Facilities, the “2017 Amended Credit Facility”). The obligations of the Company under the 2017 Amended Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company.

Borrowings under the 2017 Amended Credit Agreement accrue interest and standby fees at variable rates based on borrowing elections by the Company and the Company’s total funded debt to EBITDA as described as described more fully in note 7 – Loan payable of the unaudited Consolidated Financial Statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

The 2017 Amended Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of September 30, 2018, we were in compliance with all our covenants.

For more information on the 2017 Amended Credit Agreement, see note 7 – Loan payable to the Consolidated Financial Statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other Credit Facilities

In addition to the 2017 Amended Credit Agreement, the company is party to a Loan Agreement with BMO, as amended from time to time, most recently in June 2017 (the “2012 Amended Credit Agreement”), pursuant to which the Company currently maintains a treasury risk management facility and credit card facility.

The treasury risk management facility under the 2012 Amended Credit Agreement provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2012 Amended Credit Agreement, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2018, the Company held contracts in the amount of $10.7 million to trade U.S. dollars in exchange for Canadian dollars.

In the fourth quarter of 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the remaining Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million.

Cash Flow from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2018 was $26.5 million, as compared to $17.8 million during the nine months ended September 30, 2017.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2018 was $24.3 million. Net income included non-cash charges and recoveries of $11.6 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, other income, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital provided $2.2 million.  Positive contributions of $18.4 million from movements in domain registry fees, accounts receivable, accounts payable, accrued liabilities, and income taxes recoverable were offset by $16.2 million utilized in changes from prepaid expenses, inventory, customer deposits, accreditation fees payable and deferred revenue.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the nine months ended September 30, 2018 totaled $13.1 million as compared to cash inflows of $69.7 million during the nine months ended September 30, 2017.  Cash outflows of $15.3 million related to principal repayments and loan costs relating to our 2017 Amended Credit Facility and a $0.3 million outflow from the net impact of exercise of stock options, offset by cash inflows of $2.5 million from advances from our 2017 Amended Credit Facility. During the nine months ended September 30, 2017, the net cash inflow of $69.7 million was primarily related to the $87.0 million draw on the 2017 Amended Credit Facility to fund the acquisition of eNom and to fund FTTH capital expenditures, offset by $17.3 million in loan principal and cost payments as well as tax obligations related to the net exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2018 used net cash of $20.8 million as compared to using $90.1 million during the nine months ended September 30, 2017.

On February 14, 2018, the Company acquired the remaining 10% interest in Ting Virginia, LLC. for a consideration of $1.2 million. The consideration was funded through cash flow from operations. For additional details, see note Acquisitions to the interim unaudited financial statements pf the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

 In addition, the Company invested $19.4 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD as well ramping construction in Sandpoint, ID and Centennial, CO, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our contractual obligations.

As of September 30, 2018, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2018. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility. We do not expect that any changes in interest rates will be material during fiscal 2018; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2018, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

October - December 2018	6,049	1.2802	(50)
January - March 2019	1,639	1.2852	(4)
April - June 2019	1,599	1.2831	(4)
July - September 2019	1,444	1.2809	(4)
	$10,731	1.2815	$(62)

As of September 30, 2018, the Company had $10.7 million of outstanding foreign exchange forward contracts which will convert to CDN $13.8 million. Of these contracts, $9.5 million met the requirements for hedge accounting (December 31, 2017 - the Company held nil contracts to trade U.S. dollars in exchange for Canadian dollars.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2018. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2018 of approximately $0.8 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of September 30, 2018, we had an outstanding balance of $65.0 million on the 2017 Amended Credit Facility.  The 2017 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of September 30, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2017 Amended Credit Facility by approximately $0.7 million, assuming that the loan balance as of September 30, 2018 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

The adoption of ASU 2014-09 did not require any material changes in our internal control over financial reporting. There were no other changes made in our internal controls over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2017, Namecheap, Inc. (“Namecheap”) filed a complaint against the Company, eNom, Inc., and unknown John Does in the United States District Court for the Western District of Washington alleging breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment (the “Namecheap Federal Action”). On September 6, 2018, Tucows and Namecheap entered into a settlement agreement, pursuant to which the matter was amicably resolved, and the case dismissed. Namecheap has provided Tucows an administrative fee for services in connection with transferring its domain names off Tucows’ platform.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2017, The Company announced that its Board of Directors had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market.  Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on March 1, 2017 and terminated on February 14, 2018.  During the nine months ended September 30, 2018, the Company did not repurchase any shares under this program.

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and will terminate on or before February 13, 2019.  During the nine months ended September 30, 2018, the Company did not repurchase any shares under this program.

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

Date: November 6, 2018	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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