Form 10-Q/A
period 2018-09-30
TUCOWS INC /PA/
filed 2018-11-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Tucows Inc., a Pennsylvania corporation (the "Company"), amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, as filed with the Securities and Exchange Commission (the "SEC") on November 7, 2018 (the "Form-Q), and is being filed solely to correct the paragraphs under the headings "Overview - Network Access Services" and "Net Revenues - Network Access Services" and the table under the heading "Key Business Metrics - Network Access Services"  under Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-Q.

No other changes were made to the Form 10-Q other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

As of September 30, 2018, Ting managed mobile telephony services for approximately 295,000 subscribers and 162,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

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

Network Access Services

	September 30,
	2018 (1)	2017 (1,2)
	(in 000s)
Ting mobile accounts under management	162	166
Ting mobile subscribers under management	295	281

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.
(2)	Subsequent to a review of our subscriber base in the first quarter of 2018, our comparative third quarter 2017 accounts under management were reduced by approximately 5,000.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,170	4,839

	Nine months ended September 30,
	2018 (1)	2017 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	13,444	14,604

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	September 30,
	2018 (1)	2017 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	18,990	22,708
Registered using Registrar Accreditations belonging to Resellers	4,344	5,597
Total domain names under management	23,334	28,305

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

 As of September 30, 2018, Ting Mobile had 162,000 accounts under management and 295,000 subscribers under management compared to 166,000 accounts and 281,000 subscribers under management as of September 30, 2017.

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

Date: November 8, 2018	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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